Form 10-Q
period 2013-09-30
Endurance International Group Holdings, Inc.
filed 2013-12-06
CIK 1237746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to

Commission File Number: 001-36131

Endurance International Group Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-3044956
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Corporate Drive, Suite 300

Burlington, Massachusetts 01803

(Address of principal executive offices)

(781) 852-3200

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of November 30, 2013 there were 126,964,529 shares of the issuer’s common stock, $0.0001 par value per share outstanding.

Endurance International Group Holdings, Inc.

Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)

	December 31, 2012	September 30, 2013
Assets
Current assets:
Cash and cash equivalents	$23,245	$33,383
Restricted cash	888	1,172
Accounts receivable	5,824	6,354
Deferred tax asset—short term	12,093	15,136
Prepaid expenses and other current assets	26,093	32,553

Total current assets	68,143	88,598
Property and equipment—net	34,604	46,587
Goodwill	936,746	942,088
Other intangible assets—net	480,690	404,683
Deferred financing costs	1,481	2,572
Investment	10,227	19,396
Other assets	6,245	15,244

Total assets	$1,538,136	$1,519,168

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$8,007	$4,913
Accrued expenses	31,267	38,587
Deferred revenue	151,078	183,468
Current portion of notes payable	23,000	8,905
Deferred consideration—short term	52,878	26,694
Other current liabilities	5,766	6,254

Total current liabilities	271,996	268,821
Long-term deferred revenue	36,291	49,814
Notes payable—long term	1,107,000	1,189,869
Deferred tax liability—long term	27,579	29,048
Deferred consideration	24,501	1,989
Other liabilities	614	104

Total liabilities	$1,467,981	$1,539,645

Stockholders’ equity (deficit):
Preferred Stock—par value $0.0001; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock—par value $0.0001; 500,000,000 shares authorized; 105,187,363 shares issued at December 31, 2012 and September 30, 2013; 96,774,449 and 98,393,401 outstanding at December 31, 2012 and September 30, 2013, respectively	11	11
Additional paid-in capital	509,714	510,819
Accumulated other comprehensive loss	—	(24)
Accumulated deficit	(439,570)	(531,283)

Total stockholders’ equity (deficit)	70,155	(20,477)

Total liabilities and stockholders’ equity (deficit)	$1,538,136	$1,519,168

See accompanying notes to consolidated financial statements.

Endurance International Group Holdings, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share amounts)

	Three Months ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Revenue	$83,353	$132,913	$175,121	$383,876
Cost of revenue	69,492	87,165	150,060	262,345

Gross profit	13,861	45,748	25,061	121,531

Operating expense:
Sales and marketing	22,600	28,932	59,158	87,231
Engineering and development	3,082	5,409	7,080	17,644
General and administrative	13,319	15,742	25,567	44,105

Total operating expense	39,001	50,083	91,805	148,980

Loss from operations	(25,140)	(4,335)	(66,744)	(27,449)

Other expense:
Interest income	14	31	18	61
Interest expense	(18,761)	(22,572)	(37,605)	(66,111)

Total other expense—net	(18,747)	(22,541)	(37,587)	(66,050)

Loss before income taxes	(43,887)	(26,876)	(104,331)	(93,499)
Income tax expense (benefit)	(16,195)	244	(37,623)	(1,427)
Equity loss (income) of unconsolidated entities, net of tax	—	(93)	—	(359)

Net loss	$(27,692)	$(27,027)	$(66,708)	$(91,713)

Comprehensive loss:
Foreign currency translation adjustments	—	(24)	—	(24)

Total comprehensive loss	$(27,692)	$(27,051)	$(66,708)	$(91,737)

Net loss per share attributable to common stockholders—basic and diluted	$(0.29)	$(0.28)	$(0.69)	$(0.94)

Weighted-average number of common shares used in computing net loss per share attributable to common stockholders—basic and diluted	96,558,052	98,206,616	96,558,052	97,618,972

See accompanying notes to consolidated financial statements.

Endurance International Group Holdings, Inc.

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Cash flows from operating activities:
Net loss	$(27,692)	$(27,027)	$(66,708)	$(91,713)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	1,610	4,803	3,985	13,070
Amortization of other intangible assets	25,699	26,467	57,272	78,781
Amortization of deferred financing costs	1,739	83	3,813	189
Amortization of net present value of deferred consideration	506	225	506	1,393
Stock-based compensation	456	366	1,485	1,105
Deferred tax (benefit) loss	(16,200)	611	(37,629)	(2,139)
(Gain) loss on sale of property and equipment	(23)	—	2	332
(Gain) loss on equity investments	—	(93)	—	(359)
Financing costs expensed	—	—	609	—
Changes in operating assets and liabilities:
Accounts receivable	(1,649)	1,528	(2,168)	(374)
Prepaid expenses and other current assets	(4,801)	(3,385)	(18,183)	(10,422)
Accounts payable and accrued expenses	3,965	2,032	6,051	4,119
Deferred revenue	26,136	10,844	93,574	44,495

Net cash provided by operating activities	9,746	16,454	42,609	38,477

Cash flows from investing activities
Business acquired in purchase transaction, net of cash acquired	(296,227)	(4,951)	(297,228)	(7,385)
Deferred consideration	3,000	(49,770)	(7,235)	(53,106)
Proceeds from sale of assets	—	—	—	23
Cash paid for minority investment	(111)	(175)	(361)	(8,935)
Purchases of property and equipment	(5,478)	(7,437)	(11,893)	(25,384)
Proceeds from sale of property and equipment	102	—	115	13
Purchases of intangible assets	—	(569)	—	(569)
Net (deposits) and withdrawals of principal balances in restricted cash accounts	27	(577)	232	(284)

Net cash used in investing activities	(298,687)	(63,479)	(316,370)	(95,627)

Cash flows from financing activities:
Proceeds from issuance of term loan	275,000	90,000	810,000	90,000
Proceeds from borrowing of revolver	—	23,000	—	57,000
Repayment of term loan	(1,675)	(2,226)	(351,675)	(6,226)
Repayment of revolver	—	(46,000)	—	(72,000)
Payment of financing costs	(12,865)	(1,280)	(22,698)	(1,280)
Proceeds from issuance of common stock to parent	—	—	100	—
Issuance costs of series E preferred stock	(53)	—	(53)	—
Redemption of series E preferred stock	—	—	(150,000)	—
Dividends paid on series E preferred stock	—	—	(5,963)	—

Net cash provided by financing activities	260,407	63,494	279,711	67,494

Net effect of exchange rate on cash and cash equivalents	—	(70)	—	(206)

Net increase (decrease) in cash and cash equivalents	(28,534)	16,399	5,950	10,138
Cash and cash equivalents:
Beginning of period	51,437	16,984	16,953	23,245

End of period	$22,903	$33,383	$22,903	$33,383

Supplemental cash flow information:
Interest paid	$15,509	$21,796	$32,800	$69,068
Income taxes paid	$191	$260	$829	$1,350

Endurance International Group Holdings, Inc.

Notes to Consolidated Financial Statements

(unaudited)

1. Nature of Business

Formation and Nature of Business

Endurance International Group Holdings, Inc., (“Holdings”) is a Delaware corporation which together with its wholly owned subsidiary company, EIG Investors Corp. (“EIG Investors”), its primary operating subsidiary company, The Endurance International Group, Inc. (“EIG”), and other subsidiary companies of EIG, collectively form the “Company”. The Company is a leading provider of cloud-based platform solutions designed to help small- and medium-sized businesses succeed online.

EIG and EIG Investors were incorporated in April 1997 and May 2007, respectively and Holdings was originally formed as a limited liability company in October 2011 in connection with the acquisition on December 22, 2011, of a controlling interest in EIG Investors, EIG and its subsidiary companies by investment funds and entities affiliated with Warburg Pincus and Goldman Sachs (the “Sponsor Acquisition”). On November 7, 2012, Holdings reorganized as a Delaware limited partnership and on June 25, 2013, converted into a Delaware c-Corporation and changed its name to Endurance International Group Holdings, Inc.

The June 25, 2013 conversion of the Company has been applied to the Company’s financial statements retroactively to December 22, 2011, as if the conversion was effective December 22, 2011.

Significant Events—2013

Stock Split and Restated Certificate of Incorporation

On October 23, 2013, immediately after giving effect to a 105,187.363-for-one stock split, the Company had 105,187,363 shares of common stock issued and outstanding. After giving effect to the Company’s restated certificate of incorporation filed on October 23, 2013, the Company’s authorized capital stock consists of 500,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share.

All share data in the consolidated financial statements retroactively reflects the shares of the Company’s common stock after giving effect to the 105,187.363-for-one stock split and the filing of the restated certificate of incorporation.

Corporate Reorganization

Pursuant to the terms of a corporate reorganization, that was completed following the stock split and prior to the completion of the Company’s initial public offering, as described below, the former direct owner of Holdings, a limited partnership, was dissolved and in liquidation distributed the shares of the Company’s common stock to its limited partners. The distribution of common stock to the limited partners was determined by the value each partner would have received under the distribution provisions of the limited partnership agreement, valued by reference to the initial public offering price.

Initial Public Offering

On October 30, 2013, the Company closed an initial public offering of its common stock, which resulted in the sale of 21,051,000 shares of its common stock at a public offering price of $12.00 per share, before underwriting discounts. The offering resulted in gross proceeds of $252.6 million and net proceeds to the Company of $231.4 million from the initial public offering after deducting underwriting discounts, commissions and estimated offering expenses payable by the Company.

Debt Refinancing

In November 2013, the Company entered into a third amended and restated financing agreement that refinanced the outstanding balance on the first lien term loan facility and used proceeds from the debt refinancing, proceeds from the initial public offering and cash on hand to repay the second lien term loan facility in full (see Note 7).

2. Summary of Significant Accounting Policies

Basis of Preparation

The accompanying consolidated financial statements, which include the accounts of the Company and its wholly-owned subsidiaries and reflect the Sponsor Acquisition, have been prepared using accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany transactions have been eliminated on consolidation.

Use of Estimates

U.S. GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates, judgments and assumptions used in preparing the accompanying consolidated financial statements are based on the relevant facts and circumstances as of the date of the consolidated financial statements. Although the Company regularly assesses these estimates, judgments and assumptions used in preparing the consolidated financial statements, actual results could differ from those estimates. Changes in estimates are recorded in the period in which they become known. The more significant estimates reflected in these consolidated financial statements include estimates of fair value of assets acquired and liabilities assumed under purchase accounting related to the Company’s acquisitions and when evaluating goodwill and long-lived assets for potential impairment, the estimated useful lives of intangible and depreciable assets, stock-based compensation, certain accruals, reserves and deferred taxes.

Unaudited Interim Financial Information

The accompanying interim consolidated balance sheet as of September 30, 2013, and the related statements of operations, cash flows and the notes to consolidated financial statements for the three and nine months ended September 30, 2012 and 2013 are unaudited. These unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. The unaudited consolidated financial statements include, in the opinion of management, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of the Company’s financial position at September 30, 2013, and results of operations and cash flows for the three and nine months ended September 30, 2012 and 2013. The consolidated results in the consolidated statements of operations are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2013.

Accounts Receivable

Accounts receivable is primarily composed of cash due from credit card companies for unsettled transactions charged to subscribers’ credit cards. As these amounts reflect authenticated transactions that are fully collectible, the Company does not maintain an allowance for doubtful accounts. The Company also accrues for earned referral fees and commissions, which are governed by reseller or affiliate agreements when the amount is reasonably estimable.

Property and Equipment

Property and equipment is recorded at cost or fair value if acquired in an acquisition. The Company also capitalizes the direct costs of constructing additional computer equipment for internal use, as well as upgrades to existing computer equipment which extend the useful life, capacity or operating efficiency of the equipment. Capitalized costs include the cost of materials, shipping and taxes. Materials used for repairs and maintenance of computer equipment are expensed and recorded as a cost of revenue. Materials on hand and construction-in-process are recorded as property and equipment. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets as follows:

Purchased software	Two years
Computers and office equipment	Three years
Furniture and fixtures	Five years
Leasehold improvements	Shorter of useful life or remaining term of the lease

Software Development Costs

The Company accounts for software development costs for internal use software under the provisions of ASC 350-40, “Internal-Use Software” (“ASC 350”). Accordingly, certain costs to develop internal-use computer software would be capitalized, provided these costs are expected to be recoverable. There were no such costs capitalized during the year ended December 31, 2012. There were $0.2 million and $0.4 million of software development costs capitalized for the three and nine months ended September 30, 2013, respectively.

Goodwill

Goodwill relates to amounts that arose in connection with the Company’s various business combinations and represents the difference between the purchase price and the fair value of the identifiable intangible and tangible net assets when accounted for using the acquisition method of accounting. Goodwill is not amortized, but is subject to periodic review for impairment. Events that would indicate impairment and trigger an interim impairment assessment include, but are not limited to, current economic and market conditions, including a decline in value, a significant adverse change in legal factors, business climate or operational performance of the business and an adverse action or assessment by a regulator.

In accordance with ASC 350, the Company is required to review goodwill by reporting unit for impairment at least annually or more often if there are indicators of impairment present. The Company has determined its entire business represents one reporting unit. Historically, the Company has performed its annual impairment analysis during the fourth quarter of each year. The provisions of ASC 350 require that a two-step impairment test be performed for goodwill. In the first step, the Company compares the fair value of each reporting unit to which goodwill has been allocated to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is considered not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then the Company would record an impairment loss equal to the difference. As of December 31, 2012 and September 30, 2013, the fair value of the Company’s reporting unit exceeded the carrying value of the reporting unit’s net assets and therefore no impairment existed as of those dates.

Determining the fair value of a reporting unit, if applicable, requires the Company to make judgments and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. The Company bases its fair value estimates on assumptions it believes to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

The Company had goodwill of $936.7 million and $942.1 million as of December 31, 2012 and September 30, 2013, respectively, and no impairment charges have been recorded.

Long-Lived Assets

The Company’s long-lived assets consist primarily of acquired subscriber relationships, trade names, intellectual property, developed technology, in-process research and development (“IPR&D”) and property and equipment. The majority of the Company’s intangibles are recorded in connection with its various business combinations. The Company’s intangibles are recorded at fair value at the time of their acquisition. The Company amortizes intangibles over their estimated useful lives.

Determination of the estimated useful lives of the individual categories of intangible assets is based on the nature of the applicable intangible asset and the expected future cash flows to be derived from the intangible asset. Amortization of intangible assets with finite lives is recognized in accordance with their estimated projected cash flows.

The Company evaluates long-lived intangible and tangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indicators of impairment are present and undiscounted future cash flows are less than the carrying amount, the fair value of the assets is determined and compared to the carrying value. If the fair value is less than the carrying value, then the carrying value of the asset is reduced to the estimated fair value and an impairment loss is charged to expense in the period the impairment is identified. No such impairment losses have been identified in the three and nine months ended September 30, 2012 and 2013.

Revenue Recognition

The Company generates revenue from selling subscriptions for cloud-based products and services that include web presence and mobile sites, email and e-commerce solutions as well as more advanced offerings such as search engine optimization (SEO) services, virtual and dedicated hosting, security, storage and back-up, online marketing and productivity solutions. The subscriptions are similar across all of the Company’s brands and are provided under contracts pursuant to which the Company has ongoing obligations to support the subscriber. These contracts are generally for service periods of up to 36 months and typically require payment in advance. The Company also earns revenue from domain name registrations and the sale of non-term based products and services. For term based products and services, advance payments are deferred and recognized ratably over the product or service term, whether the associated revenue is derived from a direct subscriber or through a reseller. Deferred revenue represents the liability for advance billings to subscribers for services not yet provided and the fair value of the assumed liability outstanding for subscriber relationships purchased in an acquisition.

The Company sells domain name registrations that provide a subscriber with the exclusive use of a domain name. These domains are obtained either by registrars within the Company on the subscriber’s behalf, or by the Company from third-party registrars on the subscriber’s behalf. Domain registration fees are non-refundable.

Revenue from the sale of a domain name registration by a registrar within the Company is recognized ratably over the subscriber’s service period as the Company has the obligation to provide support over the domain term. Revenue from the sale of a domain name registration purchased by the Company from a third-party registrar is recognized when the subscriber is billed on a gross basis as there are no remaining Company obligations once the sale to the subscriber occurs, and the Company has full discretion on the sales price and bears all credit risk.

Revenue from the sale of non-term based applications and services, such as online security products, professional technical services, website design and search engine optimization services, referral fees and commissions, is recognized when the product is purchased, the service is provided or the referral fee or commission is earned, respectively.

The Company applies the guidance of ASC 605-25, Revenue Recognition Multiple Element-Arrangements. For multi-element arrangements, revenue is allocated to all deliverables based on their relative selling prices. In such circumstances, a hierarchy is used to determine the selling price to be used for allocating revenue to deliverables as follows: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”), and (iii) best estimate of the selling price (“BESP”). VSOE generally exists only when the deliverable is sold separately and is the price actually charged for that deliverable. The process for determining a BESP for deliverables without VSOE or TPE considers multiple factors including relative selling prices, competitive prices in the marketplace, and management judgment; however, these may vary depending upon the unique facts and circumstances related to each deliverable. Since the Company has not established objective and reliable evidence of the fair value for all undelivered elements in an arrangement, the Company records revenue using its BESP.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Beginning with the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes included in ASC 740-10, Income Taxes—Overall (“ASC 740”). The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. There were no unrecognized tax benefits in the three and nine months ended September 30, 2012 and 2013.

The Company records interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the three and the nine months ended September 30, 2012 and 2013, the Company did not recognize any interest and penalties related to ASC 740 reserves.

Stock-Based Compensation

The Company follows the provisions of ASC Topic 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition for all stock-based payment awards made to employees, non-employee directors and consultants. The Company recognizes stock compensation expense for the grant of stock-based awards based on the grant date fair value of the awards on a straight-line basis over the requisite service period for those awards subject to time vesting and when it is probable a performance target will be met for those awards with vesting that is subject to the achievement of performance targets.

Net Loss per Share

The Company considered FASB ASC 260-10, “Earnings per Share”, which requires the presentation of both basic and diluted earnings per share in the Consolidated Statements of Operations. The Company’s basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period and, if there are dilutive securities, diluted income per share is computed by including common stock equivalents which includes shares issuable upon the exercise of stock options, net of shares assumed to have been purchased with the proceeds, using the treasury stock method. All share data retroactively reflect the shares of the Company’s common stock after giving effect to the 105,187.363-for-one stock split and the filing of the restated certificate of incorporation.

The Company’s potentially dilutive shares of common stock would be excluded from the diluted weighted-average number of shares of common stock outstanding as their inclusion in the computation would be anti-dilutive due to net losses. For the three months ended September 30, 2012 and 2013, non-vested shares amounting to 6,168,536 and 6,822,880, respectively, were excluded from the denominator in the calculation of diluted earnings per share as their inclusion would have been anti-dilutive. For the nine months ended September 30, 2012 and 2013, non-vested shares amounting to 6,168,536 and 6,822,880, respectively, were excluded from the denominator.

	Three Months ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
	(unaudited)
	(in thousands, except per share amount and per share data)
Net loss attributable to common stockholders	$(27,692)	$(27,027)	$(66,708)	$(91,713)

Net loss per share attributable to common stockholders – basic and diluted	$(0.29)	$(0.28)	$(0.69)	$(0.94)

Weighted-average number of common shares used in computing net loss per share attributable to common stockholders – basic and diluted	96,558,052	98,206,616	96,558,052	97,618,972

Guarantees

The Company has the following guarantees and indemnifications:

In connection with its acquisitions of companies and assets from third parties, the Company may provide indemnification or guarantees to the sellers in the event of damages for breaches or other claims covered by such agreements.

In connection with various vendor contracts, including those by which a product or service of a third party is offered to subscribers of the Company, standard guaranty of subsidiary obligations and indemnification obligations exist.

Pursuant to the purchase agreement for the acquisition of Homestead, the Company assumed a reseller agreement between the former owner of Homestead and a reseller. In accordance with the reseller agreement, the Company has indemnified its reseller for certain losses related to a patent litigation matter. The former owner of Homestead is defending this action, paying for the legal expenses incurred, and indemnifying the Company, subject to a deductible and a limit. Any settlements or indemnity claims also remain subject to the terms of indemnification provided in the purchase agreement. The litigation is in the early stages and the outcome is unknown and the Company therefore cannot reasonably estimate potential losses at this time.

As permitted under Delaware and other applicable law, the Company’s charter and by-laws and those of its subsidiary companies provide that the Company shall indemnify its officers and directors for certain liabilities, including those incurred by reason of the fact that the officer or director is, was, or has agreed to serve as an officer or director of the Company. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited.

The Company leases office space and equipment under various operating leases. The Company has standard indemnification arrangements under these leases that require the Company to indemnify the lessor against losses, liabilities and claims incurred in connection with the premises or equipment covered by the Company’s lease agreements, the Company’s use of the premises, property damage or personal injury and breach of the agreement.

Through September 30, 2013, the Company had not experienced any losses related to these indemnification obligations and no claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and consequently concluded that the fair value of these obligations is negligible and no related liabilities were established.

Recent Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (‘‘ASU 2013-02’’) to improve the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-02 requires an entity to report the effect of reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For accumulated other comprehensive income reclassification items that are not required under U.S. GAAP to be reclassified in their entirety into net income in the same reporting period, entities must provide a cross reference to other required U.S. GAAP disclosures that provide additional detail about those amounts. ASU 2013-02 became effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. Through the nine months ended September 30, 2013, the adoption of ASU 2013-02 did not have any impact on the Company’s consolidated financial statements.

In March 2013, the FASB issued ASU No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (‘‘ASU 2013-05’’). ASU 2013-05 addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. ASU 2013-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and should be applied prospectively. The Company believes the adoption of ASU 2013-05 will not have any impact on its consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists (“ASU 2013-11”) to clarify that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss (“NOL”) carry-forward, a similar tax loss, or a tax credit carry-forward, with some allowed exceptions. ASU 2013-11 does not impose any new recurring disclosure requirements because it does not affect the recognition or measurement of uncertain tax positions. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company believes the adoption of ASU 2013-11 will not have an impact on its consolidated financial statements.

3. Acquisitions

The Company accounts for the acquisitions of businesses using the purchase method of accounting. The Company allocates the purchase price to the tangible and identifiable intangible assets and liabilities assumed based on their estimated fair values. Purchased identifiable intangible assets include subscriber relationships, trade names, developed technology and IPR&D. The methodologies used to determine the fair value assigned to subscriber relationships is typically based on the excess earnings method that considers the return received from the intangible asset and includes certain expenses and also considers an attrition rate based on the Company’s internal subscriber analysis and an estimate of the average life of the subscribers. The fair value assigned to trade names is typically based on the income approach using a relief from royalty methodology that assumes that the fair value of a trade name can be measured by estimating the cost of licensing and paying a royalty fee for the trade name that the owner of the trade name avoids. The fair value assigned to developed technology typically uses the cost approach. The fair value assigned to IPR&D is based on the cost approach. If applicable, the Company estimates the fair value of contingent consideration payments in determining the purchase price. The contingent consideration is then adjusted to fair value in subsequent periods as an increase or decrease in current earnings in general and administrative expense in the consolidated statements of operations.

Acquisitions—2013

On February 8, 2013, in connection with its July 2012 HostGator acquisition, EIG expanded the Company’s international reach by acquiring a privately-held provider of shared web hosting located in Brazil (“HostGator Brazil”). Under the terms of the purchase agreement, EIG acquired all of the outstanding shares for an aggregate purchase price of $3.0 million in cash plus contingent consideration payable in accordance with an earn-out calculation, the timing and amount of which depends on the occurrence of a liquidity event and other contingencies. The Company had estimated the fair value of the earn-out to be $2.7 million and had recorded the liability in the Company’s consolidated balance sheet as of September 30, 2013. The purchase price was primarily allocated to long-lived intangible assets of $2.0 million and goodwill of $4.6 million. As disclosed in Note 13, the Company completed its initial public offering in October 2013, which resulted in the Company determining that the contingent consideration was payable in an amount of $2.0 million. The Company has made this full and final payment during the three months ended December 31, 2013.

In August 2013, the Company entered into a master share purchase agreement to acquire Directi Web Technology Pvt. Ltd. (“Directi”) from Directi Web Technologies Holdings, Inc. (“Directi Holdings”) for a purchase price that is estimated to be between $100.0 million and $110.0 million payable in a combination of a cash payment of $23.8 million, issuance of a promissory note in the original principal amount of $52.5 million, and issuance of 1,979,166 shares of the Company’s common stock. The promissory note would mature on April 15, 2014. At maturity, the Company would be obligated to pay an amount equal to the greater of the original principal amount of the promissory note or the annualized revenues associated with the Directi business for specified periods, in each case, without interest. The completion of the acquisition is subject to the satisfaction or waiver of specified customary closing conditions and the achievement of specified financial targets. The Company paid $5.0 million on signing the agreement, which will be credited against the purchase price and will be refunded if the acquisition does not close for specified reasons. In addition, in connection with the pending acquisition of Directi, the Company entered into agreements with entities affiliated with Directi Holdings pursuant to which, among other things, the Company may be obligated to make aggregate cash payments of up to a maximum of approximately $62.0 million, subject to specified terms, conditions and operational contingencies.

The following table includes selected unaudited pro forma financial information from the HostGator and Homestead business combinations in 2012, as if the acquisition of these entities had occurred on January 1, 2012. Pro forma results exclude adjustments for other less significant acquisitions completed during 2012, as these acquisitions did not materially affect the Company’s results of operations. The Company has omitted pro forma disclosures related to its 2013 acquisitions as the pro forma effect of including the results of these acquisitions since the beginning of 2012 or the beginning of 2013 would not be materially different than the actual results reported.

The pro forma results include amounts derived from the historical financial results of the acquired businesses for the period presented adjusted to include the impacts of purchase accounting and are not necessarily indicative of the results that would have occurred had the acquisition been consummated on January 1, 2012.

	Pro forma Three Months Ended September 30, 2012	Pro forma Nine Months Ended September 30, 2012
	(in thousands)
Revenues	$102,126	$295,041
Net loss	$(23,722)	$(70,054)
Net loss per share attributable to common stockholders basic and diluted	$(0.25)	$(0.73)

4. Fair Value Measurements

The following valuation hierarchy is used for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:

•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

•	Level 2 inputs are quoted prices for similar assets or liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

•	Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value.

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

As of December 31, 2012, the Company’s only financial asset or liability required to be measured on a recurring basis is the accrued earn-out consideration payable in connection with the 2012 acquisition of Mojoness Inc. (“Mojo”), through which the Company acquired new product offerings that provide additional and new opportunities for subscribers to enhance their web presence.

As of September 30, 2013, the Company’s only financial assets or liabilities required to be measured on a recurring basis is the accrued earn-out consideration payable in connection with the acquisitions of Mojo and the 2013 acquisition of HostGator Brazil with a total liability of $4.0 million. The Company has classified its liabilities for contingent earn-out consideration related to the acquisitions of Mojo and HostGator Brazil within Level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which included probability weighted cash flows. There was no change in fair value of the earn-out consideration from the acquisition dates to September 30, 2013. The earn-out consideration in the table below is included in total deferred consideration in the Company’s consolidated balance sheets.

Basis of Fair Value Measurements

	Balance	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Balance at December 31, 2012:
Financial liabilities:
Contingent earn-out consideration	$1,383	—	—	$1,383

Total financial liabilities	$1,383	—	—	$1,383

Balance at September 30, 2013:
Financial liabilities:
Contingent earn-out consideration	$4,036	—	—	$4,036

Total financial liabilities	$4,036	—	—	$4,036

5. Goodwill

The following table summarizes the changes in the Company’s goodwill balances from December 31, 2012 to September 30, 2013 (in thousands):

Goodwill balance at December 31, 2012	$936,746
Goodwill related to 2012 acquisitions	844
Goodwill related to 2013 acquisitions	4,498

Goodwill balance at September 30, 2013	$942,088

The Company did not record any impairment charges related to goodwill during the three and nine months ended September 30, 2012 and 2013.

In accordance with ASC 350, the Company reviews goodwill and other indefinite-lived intangible assets for indicators of impairment on an annual basis and between tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount. The Company concluded there were no triggering events as of September 30, 2013.

6. Investments

In connection with the acquisition of HostGator, the Company assumed a 50% interest in another privately-held company, with a fair value of $10.0 million. On June 6, 2013, the Company made an initial investment of $8.8 million to acquire a 17.5% interest in a company based in the United Kingdom that provides online desktop backup services and in the three months ended September 30, 2013 increased this investment to $8.9 million. The agreement provides for the acquisition of additional equity interests at the option of the Company.

Investments in which the Company’s interest is less than 20% and which are not classified as available-for-sale securities are carried at the lower of cost or net realizable value unless it is determined that the Company exercises significant influence over the investee company, in which case the equity method of accounting is used. For those investments in which the Company’s voting interest is between 20% and 50%, the equity method of accounting is used. Under this method, the investment balance, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee company, as they occur, limited to the extent of the Company’s investment in, advances to and commitments for the investee. These adjustments are reflected in equity loss (income) of unconsolidated entities, net of tax. The Company recognized net income of $0.1 million and $0.4 million for the three and nine months ended September 30, 2013 related to its investments.

As of December 31, 2012 and September 30, 2013, the Company’s carrying value of investments in privately-held companies was $10.2 million and $19.4 million, respectively.

From time to time, the Company may make new and follow-on investments and may receive distributions from investee companies. As of September 30, 2013, the Company was not obligated to fund any material investment in a privately-held company.

As of December 31, 2012 and September 30, 2013, the Company did not have an equity method investment in which the Company’s proportionate share exceeded 10% of the Company’s consolidated assets or income from continuing operations.

7. Notes Payable

During 2012 and 2013, in connection with a number of transactions, EIG Investors entered into a series of amendments to its term loan facilities as described below. At December 31, 2012, notes payable consisted of first and second lien term loan facilities with an aggregate principal amount outstanding of $1,115.0, million which bore interest at LIBOR-based rates of 6.25% and 10.25%, respectively, and a bank revolver loan of $15.0 million, which bore interest at a LIBOR-based rate of 7.75%. At September 30, 2013, notes payable consisted of first and second lien term loan facilities with aggregate principal amount outstanding of $1,198.8 million, which bore interest at a LIBOR-based rate of 6.25% and 10.25%, respectively.

January 2012 to November 8, 2012

On April 20, 2012, the Company entered into a new six-year term loan (the “April 2012 Term Loan”) for $535.0 million and an increase in the revolving credit commitment (“Revolver”) by $20.0 million to $55.0 million. The previously-outstanding term loan balance of $349.1 million was repaid in full. The Company concluded that the April 2012 Term Loan was a debt modification in accordance with ASC 470-50, Debt—Modifications and Extinguishments (“ASC 470-50”), and as such all third-party costs incurred to modify the debt of $0.6 million were expensed. Additional financing related costs of $9.2 million were incurred and were recorded as deferred financing costs with an amortization period of six years.

On July 13, 2012, the Company entered into an amended and restated financing agreement (the “July Financing Amendment”) for an additional $135.0 million of term loans, a second lien credit agreement (the “Second Lien Agreement”) for $140.0 million and an increase in the Revolver by $20.0 million to $75.0 million. The Company concluded that the July Financing Amendment was a debt modification in accordance with ASC 470-50, and as such all third-party costs incurred to modify the debt of $0.7 million were expensed. Additional financing costs of $12.8 million were incurred and were recorded as deferred financing costs with an amortization period of six years.

During the three and nine months ended September 30, 2012, the Company made mandatory repayments on term loan facilities in an aggregate amount of $1.7 million and $2.7 million respectively. The loans automatically bore interest at the bank’s reference rate unless the Company provided notice to opt for LIBOR-based interest rate loans. The interest rate for a reference rate loan was 5.25% per annum plus the greater of the prime rate, the federal funds effective rate plus 0.5%, an adjusted LIBOR rate or 2.50%. The interest rate for a LIBOR-based loan was 6.25% plus the greater of the LIBOR rate or 1.50%. The interest on reference rate loans were paid at the end of each quarter and the interest on LIBOR based loans on the maturity date of each LIBOR-based loan. A non-refundable fee, equal to 0.50% of the daily unused principal amount of the Revolver, was payable in arrears on the last day of each fiscal quarter. The interest rate under the Second Lien Agreement for a LIBOR-based loan was 9.50% plus the greater of the LIBOR rate or 1.50%. For the three and nine months ended September 30, 2012, amortization of deferred financing costs of $1.7 million and $3.8 million, respectively, was included in interest expense in the consolidated statements of operations.

Debt Refinancing—November 9, 2012

On November 9, 2012, the Company entered into the November Financing Amendment (“November 2012 Financing Amendment”) for a new First Lien term loan in the original principal amount of $800.0 million (“November 2012 First Lien”), a revolver in aggregate principal amount not to exceed $85.0 million (“November 2012 Revolver”) and a new Second Lien credit agreement, (“November 2012 Second Lien”) for an original principal amount of $315.0 million.

The Company concluded that the November 2012 Financing Amendment was a debt extinguishment in accordance with ASC 470-50, which requires the term loans be recorded at fair value. The November 2012 Financing Amendment modified the July Financing Amendment. At the time of the November 2012 Financing Amendment, the April 2012 Term Loan, as modified by the July Financing Amendment, and the Second Lien facility had balances of $668.3 million and $140.0 million, respectively. The term loans have been recorded at face value which equaled fair value, and as such all expenses paid to and on behalf of the lender were expensed. Third-party financing related costs of $1.5 million were incurred and recorded as deferred financing costs with an amortization period based on the remaining terms of the loans.

Under the November 2012 First Lien and November 2012 Second Lien, the term loans mature on November 9, 2019 and May 9, 2020, respectively, and the November 2012 Revolver matures on December 22, 2016. Commencing on March 28, 2013, the November 2012 First Lien had a mandatory repayment of $2.0 million at the end of each quarter.

The November 2012 First Lien had a loan servicing fee of $38,000 payable in advance at the beginning of each fiscal quarter commencing December 31, 2012 and a non-refundable fee, equal to 0.50% of the daily unused principal amount of the November 2012 Revolver payable in arrears on the last day of each fiscal quarter, also commencing on December 31, 2012. The loans automatically bore interest at the bank’s reference rate unless the Company gave notice to opt for LIBOR-based interest rate loans. For the November 2012 First Lien, the interest rate for a reference rate loan was reduced to 4.00% per annum plus the greater of the prime rate, the federal funds effective rate plus 0.50%, an Adjusted LIBOR rate or 2.25%. The interest rate for a LIBOR based loan was 5.00% plus the greater of the LIBOR rate or 1.25%. For the November 2012 Second Lien, the interest rate for a LIBOR-based loan was 9.00% plus the greater of the LIBOR rate or 1.25%. The interest on reference rate loans was payable at the end of a quarter and the interest on the LIBOR-based interest rate loans on the maturity date of each LIBOR loan. The interest rate for an Alternate Base Rate (“ABR”) Revolver loan is 5.25% per annum plus the greater of the prime rate, the federal funds effective rate plus 0.50%, an adjusted LIBOR rate or 2.25%. The interest rate for a LIBOR based Revolver loan is 6.25% per annum plus the greater of the LIBOR rate or 1.50%.

Debt Refinancing—August 9, 2013

On August 9, 2013, the Company entered into the Incremental Amendment to the Second Amended and Restated Credit Agreement (the “August 2013 First Lien”) and borrowed an additional $90.0 million of incremental term loans. In connection with the August 2013 First Lien, the Company repaid the $37.0 million then outstanding under the November 2012 Revolver. The Company concluded that the August 2013 First Lien was a debt modification in accordance with ASC 470-50, and as such all third-party costs incurred to modify the debt were expensed. As of September 30, 2013, $85.0 million was available under the November 2012 Revolver.

The August 2013 First Lien modified the November 2012 First Lien. At the time of the August 2013 First Lien, the November 2012 First Lien had a balance of $796.0 million. Additional financing costs of $1.3 million were incurred, which were recorded as deferred financing costs with an amortization period based on the remaining term of the loan.

Amortization of $0.1 million and $0.2 million was included in interest expense for the three and nine months ended September 30, 2013, respectively, related to deferred financing costs from the November 2012 Financing Amendment and the August 2013 First Lien.

In connection with the August 2013 First Lien, the interest rates for the term loan and the November 2012 Revolver remained the same as under the November 2012 First Lien.

Commencing on September 30, 2013, the August 2013 First Lien had a mandatory repayment of approximately $2.2 million at the end of each quarter.

Interest

As of December 31, 2012 and September 30, 2013, the interest rates on the LIBOR-based First Lien, Second Lien and Revolver loans were 6.25%, 10.25% and 7.75%, respectively.

The Company recorded $18.8 million, $23.8 million, $37.2 million and $66.1 million in interest expense for the three and nine month periods ended September 30, 2012 and 2013, respectively, which included $0.5 million, $0.2 million, $0.5 million and $1.4 million, respectively, related to the accretion of present value for the deferred consideration payments related to the HostGator acquisition.

The following table provides a summary of interest rates and interest expense for the three and nine months ended September 30, 2012 and 2013, (dollars in thousands):

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2013
Interest rate—LIBOR	7.75%-11.00%	6.25%-10.25%	7.75%-11.00%	6.25%-10.25%
Interest rate—reference	8.50%	7.75%-10.25%	8.50%	7.75%-10.25%
Non-refundable fee—unused facility	0.50%	0.50%	0.50%	0.50%
Interest expense and service fees	$16,516	$22,264	$32,886	$64,529
Amortization of deferred financing fees	$1,739	$83	$3,813	$189
Amortization of net present value of deferred consideration	$506	$225	$506	$1,393

At December 31, 2012 and September 30, 2013, notes payable consisted of the following (dollars in thousands):

	December 31, 2012	September 30, 2013
LIBOR First Lien term loan	$800,000	$883,774
LIBOR Second Lien term loan	315,000	315,000
LIBOR Revolver loan	15,000	—

	$1,130,000	$1,198,774

The November 2012 Financing Amendment contained certain restrictive financial covenants, including a net leverage ratio, restrictions on the payment of dividends, as well as reporting requirements. Additionally, the November 2012 Financing Amendment contained certain negative covenants and defined certain events of default, including a change of control and non-payment of principal and interest, among others, which could result in amounts becoming payable prior to their maturity dates. The Company was in compliance with all covenants at December 31, 2012 and September 30, 2013.

Substantially all of the Company’s assets are pledged as collateral for the outstanding loan commitments with the exception of certain excluded equity interests and the exception of certain restricted cash balances and bank deposits permitted under the terms of the Financing Agreement.

Debt Refinancing – November 25, 2013

In November 2013, the Company repaid in full its November 2012 Second Lien of $315.0 million and increased the First Lien term loan facility by $166.2 million to $1,050.0 million, thereby reducing its overall indebtedness by $148.8 million. The Company also increased the November 2012 Revolver by $40.0 million to $125.0 million, all of which was available for borrowing. Effective November 25, 2013, the interest rate for a LIBOR based interest loan has been reduced to 4.00% plus the greater of the LIBOR rate or 1.00% from 5.00% plus the greater of the LIBOR rate or 1.25%. Commencing on December 31, 2013, the new first lien facility will have a mandatory repayment of approximately $2.6 million at the end of each quarter. There was no change to the maturity dates of the First Lien facility and Revolver, which mature on November 9, 2019 and December 22, 2016, respectively.

8. Stockholders’ Equity

2013

Preferred Stock

The Company has 5,000,000 shares of authorized preferred stock, par value $0.0001 per share. There were no preferred shares issued or outstanding as of September 30, 2013.

Common Stock

The Company has 500,000,000 shares of authorized common stock, par value $0.0001 per share. On December 22, 2011, in connection with the Sponsor Acquisition, 105,187,363 shares of common stock were issued.

Voting Rights

All holders of common stock are entitled to one vote per share.

Initial Public Offering – October 2013

As disclosed in Notes 1 and 13, the Company completed its initial public offering in October 2013. The following table provides a summary of the Company’s outstanding shares of common stock as of November 30, 2013:

Outstanding Shares
Common shares issued at September 30, 2013—prior to initial public offering	103,215,677
Common shares issued at initial public offering	21,049,004
Restricted stock awards—unvested	2,677,626
Restricted stock awards granted as vested at initial public offering (see Note 13)	22,222

Shares of common stock outstanding at November 30, 2013	126,964,529

There were no preferred shares issued or outstanding as of November 30, 2013.

2012

Preferred Stock

The Company redeemed 150,000 authorized and outstanding shares of series E preferred stock for $150.0 million and paid a dividend in the amount of $6.0 million on April 20, 2012.

9. Stock-Based Compensation

The Company follows the provisions of ASC 718, which requires the measurement and recognition of all stock-based payment awards (“stock-based awards”) made to employees, non-employee directors and consultants.

The Company recognizes stock compensation expense for stock-based awards based on the grant date fair value of the awards on a straight-line basis over the requisite service period for those stock-based awards subject to time vesting and when it was probable a performance target would be met for those stock-based awards with vesting that is subject to the achievement of performance targets.

Unless otherwise determined by the Company’s board of directors, stock-based awards granted prior to the initial public offering generally vest over a four-year period or had vesting that was dependent on the achievement of specified performance targets. The fair value of these stock-based awards was determined as of the grant date of each award using an option-pricing model and assuming no pre-vesting forfeiture of the awards. Stock compensation expense recognized for the time-based vesting stock awards was $0.5 million, $0.4 million, $2.5 million and $1.1 million for the three and nine months ended September 30, 2012 and 2013, respectively. No compensation expense was recognized for the three and nine months periods ended September 30, 2012 and 2013 for the performance-based stock awards, since in the opinion of management, it was not then probable that any of the performance targets necessary for the performance-based stock awards to vest would have been met prior to their expiration. The Company will recognize a recovery of expense if the actual forfeiture rate for the time-based stock awards is higher than estimated.

The following tables present a summary of the stock-based awards activity for the nine months ended September 30, 2013 for time-based vesting stock awards and performance-based vesting stock awards:

Time-Based Vesting Stock Awards
Shares
Non-Vested Balance at December 31, 2012	4,700,087

Grants	166,839
Forfeitures	(213)
Vested	(1,618,470)

Non-Vested Balance at September 30, 2013	3,248,243

Performance-Based Vesting Stock Awards
Shares
Non-Vested Balance at December 31, 2012	3,408,090

Grants	166,839
Forfeitures	(292)
Vested	—

Non-Vested Balance at September 30, 2013	3,574,637

As of September 30, 2013, there was $3.6 million of unrecognized compensation expense with respect to the time-based stock awards that were expected to be recognized over a weighted average period of 2.5 years. All of the performance-based stock awards issued as of September 30, 2013 were subject to future vesting. As of September 30, 2013, there was unrecognized compensation expense of $1.7 million with respect to the non-vested performance-based stock awards. Future recognition of the performance-based stock awards’ unrecognized compensation expense was dependent on the probability of performance targets being met.

Initial Public Offering – October 2013

As disclosed in Notes 1 and 13, the Company completed its initial public offering in October 2013, and determined that the performance targets associated with the performance-based stock awards were met in full and consequently the performance-based stock awards would be fully vested. However, effective prior to the first day of public trading of the

Company’s common stock, the Company accelerated the vesting of 2,167,870 shares of common stock issued in respect of the time-based stock awards and modified the vesting of 3,574,637 shares issued in respect of the performance-based stock awards so that 2,580,271 shares of common stock were fully vested and 994,366 shares of common stock will follow the same vesting schedule as the time-based stock awards that were granted on the same date as such performance-based stock awards. The Company will recognize aggregate stock-based compensation expense of approximately $3.8 million for the shares of common stock issued in respect of the performance-based stock awards that vested at closing of its initial public offering and for the acceleration of vesting for a portion of the shares of common stock issued in respect of previously unvested time-based stock awards during the three months ended December 31, 2013. In addition, in connection with the initial public offering the Company granted stock option awards, restricted stock-based awards and restricted stock units under its 2013 Stock Incentive Plan, as described in Note 13.

The following table provides a summary of the Company’s non-vested common stock at the date of the initial public offering and new stock-based awards, consisting of restricted stock units that were granted in connection with the initial public offering as well as stock options, restricted stock awards and restricted stock units that were granted under the 2013 Stock Incentive Plan and the non-vested balance as of November 30, 2013:

	Stock Options	Exercise Price of Options
Granted – October 25, 2013	5,623,671	$12.00
Vested	(56,858)	$12.00

Non-Vested Balance at November 30, 2013	5,566,813	$12.00

	Restricted Stock Awards
Non-Vested Balance at October 25, 2013	1,975,799
Granted – October 25, 2013	741,150
Vested	(39,323)

Non-Vested Balance at November 30, 2013	2,677,626

	Restricted Stock Units
Granted – October 25, 2013	1,013,342
Vested	(242,660)

Non-Vested Balance at November 30, 2013	770,682

Unless otherwise determined by the Company’s board of directors, stock-based awards granted at the time of the initial public offering and subsequent to the initial public offering, generally vest annually over a four-year period.

10. Income Taxes

The Company files income tax returns in the United States for federal income taxes and in various state jurisdictions. The Company also recently began operations in Brazil and India and expects to file returns in those countries starting in 2013. In the normal course of business, the Company is subject to examination by tax authorities throughout the United States. Since the Company is in a loss carry-forward position, the Company is generally subject to U.S. federal and state income tax examinations by tax authorities for all years for which a loss carry-forward is available.

The Company recognizes, in its consolidated financial statements, the effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The Company has no unrecognized tax positions at December 31, 2012 and September 30, 2013 that would affect its effective tax rate. The Company does not expect a significant change in the liability for unrecognized tax benefits in the next 12 months.

The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realization of deferred tax assets requires significant management judgment. In determining whether its deferred tax assets are more likely than not realizable, the Company evaluated all available positive and negative evidence, and weighted the evidence based on its objectivity. Evidence the Company considered included NOLs incurred from the Company’s inception to September 30, 2013, expiration of various federal and state tax attributes, reversals of existing temporary differences, composition and cumulative amounts of existing temporary differences, profits before tax for 2011 and 2012, current period net loss and forecasted profit before tax. The Company has not recognized a portion of its deferred tax assets as of September 30, 2013 based upon the scheduling of the reversal of their taxable temporary differences. For the three and nine months ended September 30, 2012 and 2013, the Company has recognized a tax expense (benefit) of $(16.2) million, $0.2 million, $(37.6) million and $(1.4) million, respectively in the consolidated statements of operations.

The provision (benefit) for income taxes shown on the consolidated statements of operations differs from amounts that would result from applying the statutory tax rates to income before taxes primarily because of state income taxes and certain permanent expenses that were not deductible, as well as the application of valuation allowances against U.S. and foreign assets.

As of December 31, 2012, the Company had NOL carry-forwards available to offset future U.S. federal taxable income of approximately $143.8 million and future state taxable income by approximately $148.0 million. These NOL carry-forwards expire on various dates from 2014 through 2032.

Utilization of the NOL carry-forwards may be subject to an annual limitation due to the ownership percentage change limitations. Ownership changes can limit the amount of net operating loss and other tax attributes that a company can use each year to offset future taxable income and taxes payable. As a result of the Sponsor Acquisition, the Company analyzed changes in ownership and determined that effective 2012, the Company could only use approximately $77.1 million of NOL carry-forwards per year.

11. Commitments and Contingencies

Commitments

The Company has employment agreements with its chief executive officer which provided for $20.5 million of payments related to the initial public offering which was paid subsequent to the closing of the initial public offering.

In addition, in connection with the initial public offering in October 2013, the Company made bonus payments to other executive officers and employees of the Company (see Note 13).

Contingencies

From time to time, the Company is involved in legal proceedings or subject to claims arising in the ordinary course of its business. The Company is not presently a party to any legal proceedings that in the opinion of management, if determined adversely to the Company, would have a material adverse effect on its business, financial condition, operating results or cash flow. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.

12. Related Party Transactions

The Company has various agreements in place with related parties. Below are details of related party transactions that occurred primarily during the three and nine months ended September 30, 2012 and 2013.

EIG has a contract with an entity for outsourced services. This entity’s ownership is held directly or indirectly by family members of the Company’s chief executive officer, who is also a director of the Company. For the three months ended September 30, 2012 and 2013, $1.0 million and $1.3 million, respectively, was recorded in cost of revenue, $0.2 million and $0.3 million was recorded in engineering and development expense, $0.1 million and $0.1 million was recorded in sales and marketing expense and $0.5 million and $(0.2) million was recorded in general and administrative expense relating to services provided under this agreement. For the nine months ended September 30, 2012 and 2013, $3.2 million and $3.5 million, respectively, was recorded in cost of revenue, $0.7 million and $0.7 million was recorded in engineering and development expense, $0.2 million and $0.2 million was recorded in sales and marketing expense and $0.5 million and $0.8 million was recorded in general and administrative expense relating to services provided under this agreement.

The aforementioned outsourced service provider also owns an entity that provides EIG with web-design services. For the three months ended September 30, 2012 and 2013, $0.1 million and $0.1 million, respectively, was recorded in cost of revenue. For the nine months ended September 30, 2012 and 2013, $0.3 million and $0.3 million, respectively, was recorded in cost of revenue.

EIG has an agreement with an entity that provides a multi-layered third-party security application that is sold by the Company. The entity is collectively majority owned by the Company’s chief executive officer, and two investors in the Company, one of whom is a director of the Company, and who are beneficial owners, directly and indirectly, of equity in the Company. For the three months ended September 30, 2012 and 2013, $0.5 million and $0.8 million, respectively, was recorded in cost of revenue related to this agreement. For the nine months ended September 30, 2012 and 2013, $1.7 million and $2.4 million, respectively, were recorded in cost of revenue related to this agreement.

13. Subsequent Events

With respect to the unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2013, the Company performed an evaluation of subsequent events through the date of this filing.

In October 2013, the Company completed its initial public offering of shares of its common stock. The Company determined that, upon completion of this offering, the performance targets associated with performance-based stock awards were met in full and therefore the performance-based stock awards would fully vest (see more detailed disclosure in Note 9).

Following the closing of the initial public offering, the Company made cash payments totaling approximately $23.5 million to certain executives and employees of the Company.

In October 2013, in connection with the initial public offering, the Company granted 5,623,671 stock option awards, 1,013,342 restricted stock units and 741,150 restricted stock awards to executive officers, directors and employees of the Company. Of the 1,013,342 restricted stock units that were granted, approximately 232,627 were vested on the date of grant with a fair value of $2.7 million of stock-based compensation expense associated with these vested awards, which was recognized on the date of grant. See Note 9 for a summary of these grants and the unvested balances at November 30, 2013.

On November 1, 2013, the Company acquired 100% of the membership interests of an entity which will provide the Company with an additional web-design product offering, for a purchase price of $4.8 million.

In November 2013, the Company repaid in full its November 2012 Second Lien term loan of $315.0 million and reduced its overall indebtedness by $148.8 million. The Company also increased the November 2012 Revolver facility by $40.0 million to $125.0 million, all of which was available for borrowing (see Notes 1 and 7).

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue;” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We are a leading provider of cloud-based platform solutions designed to help small and medium-sized businesses, or SMBs, succeed online. Powered by our proprietary, integrated technology platform, we serve over 3.4 million subscribers globally with a comprehensive suite of over 150 products and services that help SMBs get online, get found and grow their businesses. The cloud-based products and services available on our platform include domains, email services, web builders, web hosting, security, backup, SEO and SEM, website analytics, productivity and e-commerce, among many others.

We deliver these products and services to our subscribers through an integrated technology platform that enables the delivery of cloud-based products and services. Over our 16 year history, our platform has been honed and refined to amass significant insights into the needs and aspirations of our subscribers and the opportunities these needs and aspirations generate for us. This allows us to engage our subscribers in timely and compelling ways, driving significant business value for our subscribers. We believe that our platform delivers these cloud-based solutions quickly, reliably and safely and that these strengths and capabilities help us attract and retain high quality subscribers who view their web presence as mission critical. These high quality subscribers then demand high quality products which we seek to upsell to them over a sustained period of time.

A significant majority of our revenue is generated on a subscription basis, and our subscribers typically pay for our solutions in advance through our direct billing relationships. In the three and nine months ended September 30, 2013, we generated $132.9 million and $383.9 million of revenue representing year over year growth of 59% and 119%, respectively. In the same periods, our consolidated net loss was $27.0 million and $91.7 million, our adjusted EBITDA was $50.3 million and $161.0 million and our unlevered free cash flow (“UFCF”) was $43.1 million and $129.0 million. Adjusted EBITDA and UFCF are non-GAAP financial measures. For more information regarding adjusted EBITDA and UFCF, see “Non-GAAP Financial Measures and Key Metrics” below.

In the three and nine months ended September 30, 2013, our organic revenue was $134.2 million and $391.2 million, respectively, representing year over year growth in each instance of 12%. We calculate our organic revenue by adding back the revenue from our acquisitions completed in periods presented as though we had owned those businesses since the beginning of those periods. We are still in the process of migrating two significant acquisitions on to our platform: HostGator, which we acquired in July 2012, and Homestead, which we acquired in September 2012. During migrations, we typically manage our subscriber on-boarding and related marketing expense to enable an orderly migration and minimize disruptions. Following the completion of migration to our proprietary technology platform, we typically accelerate our efforts to on-board additional subscribers.

Our growth strategy is based on two key growth drivers: increasing total subscribers and increasing average revenue per subscriber (“ARPS”). During the three and nine months ended September 30, 2013, we organically added approximately 70,000 and 217,000 net new subscribers, respectively, for a total of 3.440 million subscribers as of September 30, 2013. For the three and nine months ended September 30, 2013, our ARPS was $13.14 and $13.02, respectively. ARPS is a non-GAAP financial measure. For more information regarding subscribers and ARPS, see “Non-GAAP Financial Measures and Key Metrics” below.

We attract subscribers to our platform by taking a multi-channel and multi-brand approach to on-boarding subscribers. Our primary channels for on-boarding subscribers are through word-of-mouth and highly targeted pay-per-click (PPC) based online marketing. We have also built up a large network of resellers and referral partners who drive subscribers to us. Nearly all our program marketing spend is associated with PPC-based online marketing and with payments to our resellers and referral partners. These payments occur after a subscriber signs up on our platform and are therefore measurable and allow us to determine the return on our marketing spend in a tangible manner. In addition, we have entered into strategic partnerships such as our partnership with Google. Our collaboration with Google’s “Get Your Business Online” initiative in the United States and India enables us to better reach and serve SMBs who are looking for a freemium experience. We also believe that the best approach to attracting diverse subscribers from the highly fragmented SMB community is to deploy multiple brands that target different segments of the SMB market. This multi-brand approach allows us to manage our subscriber acquisition costs effectively and provide a diverse base of subscribers the most relevant experience on our platform.

In addition to these efforts, we expect that our future subscriber growth will also be driven by international expansion, especially in higher-growth emerging economies. We currently have a presence in Brazil and India, and expect that our pending acquisition of Directi Web Technology Pvt. Ltd., or Directi, will give us a broader international footprint, particularly in India, Turkey, China, Russia and Indonesia. Our acquisition of Directi is subject to the satisfaction or waiver of customary closing conditions.

We grow our ARPS by deploying a strategy of offering multiple products on our platform as well as creating multiple engagement points with our subscribers to discuss the value of these products. We have been able to steadily increase our ARPS by selling additional products and services to our subscribers throughout their subscription period. We offer a range of products and services on our platform such as mobile, e-commerce and productivity solutions to provide our subscribers with a wide choice of offerings that cater to their individual needs. We currently have more than 150 products and services, consisting of our own proprietary solutions as well as third-party products, enabled on our platform. We engage with our subscribers through our sales and support organizations, the control panels we make available to our subscribers to manage their websites, our network of resellers and referral partners, and by actively managing our Net Promoter Score, a customer satisfaction metric developed by Bain & Company, which helps generate favorable word of mouth referrals and supports viral marketing efforts.

We intend to increase ARPS in the future by offering additional products and services, particularly higher value items such as advanced hosting services and mobile and productivity solutions as well as professional services. We are also focused on broadening our distribution channels services so our subscribers can more easily access these products and services. As part of these initiatives, we recently launched Mojo Marketplace, an applications marketplace where users can buy website templates, plugins, logos and scripts, across our Bluehost brand and expect to expand it to other brands in the near future. We are also expanding our email marketing outreach to educate our subscribers about our solutions. In addition, we are fine-tuning our consultative approach to sales and support with initiatives designed to help our support agents identify ways that additional products and services can help our subscribers meet their business needs.

Recent Developments

On October 30, 2013, we closed an initial public offering of our common stock, which resulted in the sale of 21,051,000 shares of our common stock at a public offering price of $12.00 per share, before underwriting discounts. We received net proceeds from the initial public offering of approximately $231.4 million after deducting underwriting discounts, commissions and estimated expenses payable by us.

On November 25, 2013, we completed a refinancing of our bank debt. Using proceeds from our initial public offering, cash on hand and incremental first lien facilities, we repaid our $315.0 million second lien term loan, increased our revolver facility by $40.0 million and secured a lower effective interest rate. Following the transaction, our outstanding bank debt is $1,050.0 million in first lien term debt and a $125.0 million revolver facility, all of which is available for borrowing.

Non-GAAP Financial Measures and Key Metrics

In addition to our financial information presented in accordance with GAAP, we use certain “non-GAAP financial measures” to clarify and enhance our understanding of past performance and future prospects. Generally, a non-GAAP financial measure is a numerical measure of a company’s operating performance, financial position or cash flow that includes or excludes amounts that are included or excluded from the most directly comparable measure calculated and presented in accordance with GAAP. We monitor the non-GAAP financial measures described below, and we believe they are helpful to investors, because we believe they reflect the operating performance of our business and help management and investors gauge our ability to generate cash flow, excluding some recurring and non-recurring expenses that are included in the most directly comparable measures calculated and presented in accordance with GAAP.

Our non-GAAP financial measures may not provide information that is directly comparable to that provided by other companies in our industry, as other companies in our industry may calculate non-GAAP financial results differently, particularly related to adjustments for integration and restructuring expenses. In addition, there are limitations in using non-GAAP financial measures because they are not prepared in accordance with GAAP, may be different from non-GAAP financial measures used by other companies and exclude expenses that may have a material impact on our reported financial results. Further, interest expense, which is excluded from some of our non-GAAP measures, has been and will continue to be for the foreseeable future a significant recurring expense in our business. The presentation of non-GAAP financial information is not meant to be considered in isolation or as a substitute for the directly comparable financial measures prepared in accordance with GAAP. We urge you to review the reconciliations of our non-GAAP financial measures to the comparable GAAP financial measures included below, and not to rely on any single financial measure to evaluate our business.

Key Metrics

We use a number of metrics, including the following key metrics, to evaluate the operating and financial performance of our business, identify trends affecting our business, develop projections and make strategic business decisions:

•	total subscribers;

•	average revenue per subscriber;

•	monthly recurring revenue retention rate;

•	adjusted net income;

•	adjusted EBITDA; and

•	unlevered free cash flow.

The following table summarizes these metrics for the periods presented (all data in thousands, except average revenue per subscriber and monthly recurring revenue retention rate):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Financial and other metrics:
Total subscribers	3,114	3,440	3,114	3,440
Average revenue per subscriber	$12.95	$13.14	$12.84	$13.02
Monthly recurring revenue retention rate	99%	99%	99%	99%
Adjusted net income	$10,585	$21,022	$36,073	$79,067
Adjusted EBITDA	$37,149	$50,349	$100,509	$161,032
Unlevered free cash flow	$29,186	$43,087	$74,316	$128,971

Total Subscribers

We define total subscribers as those that, as of the end of a period, are subscribing directly to our solutions on a paid basis. In calculating total subscribers, we include the number of end-of-period subscribers we added through business acquisitions as if those subscribers had subscribed with us since the beginning of the period presented. We believe including acquired subscribers in this manner provides a useful measure of the number of subscribers we added during a period. We do not include in total subscribers parties that access our solutions via resellers or purchase only domain names from us. Subscribers of more than one brand are counted as separate subscribers. We believe total subscribers is an indicator of the scale of our platform and our ability to expand our subscriber base, and is a critical factor in our ability to monetize the opportunity we have identified in serving the SMB market. Total subscribers increased from 3.114 million as of September 30, 2012 to 3.440 million as of September 30, 2013, primarily as a result of growth in the market for our services, customer base referrals, expanding our sales and our support organizations and training them to better utilize our data and analytical capabilities.

Average Revenue per Subscriber

Average revenue per subscriber, or ARPS, is a non-GAAP financial measure that we calculate as the amount of revenue we recognize from subscribers in a period divided by the average of the number of total subscribers at the beginning of the period and at the end of the period. In calculating ARPS, we exclude the impact of any fair value adjustments to deferred revenue resulting from acquisitions. We adjust the amount of revenue to include the revenue generated from subscribers we added through business acquisitions as if those acquired subscribers had been our subscribers since the beginning of the period presented. We believe including revenue from acquired subscribers in this manner provides a useful comparison of the average revenue generated per subscriber from period to period. We believe ARPS is an indicator of our ability to optimize our mix of products and services and pricing, and sell products and services to new and existing subscribers. For the three months ended September 30, 2012 and 2013, ARPS increased from $12.95 to $13.14, respectively, and for the nine months ended September 30, 2012 and 2013, ARPS increased from $12.84 to $13.02, respectively. These increases were a result of increasing demand for our solutions from both new and existing subscribers, offset by the effect of on-boarding HostGator and Homestead subscribers to our integrated technology platform after their acquisitions in 2012. We expect ARPS to increase as we sell more products and services to existing subscribers.

The following table reflects the reconciliation of ARPS to revenue calculated in accordance with GAAP (all data in thousands, except ARPS data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Revenue	$83,353	$132,913	$175,121	$383,876
Purchase accounting adjustment	23,691	1,307	57,307	6,782
Pre-acquisition revenue from acquired properties	13,131	—	116,437	512

Adjusted revenue	$120,175	$134,220	$348,865	$391,170
Total subscribers	3,114	3,440	3,114	3,440
ARPS	$12.95	$13.14	$12.84	$13.02

Monthly Recurring Revenue Retention Rate

We believe that our ability to retain revenue from our subscribers is an indicator of the long-term value of our subscriber relationships and the stability of our revenue base. To assess our performance in this area, we measure our monthly recurring revenue, or MRR, retention rate. We calculate MRR retention rate at the end of a period by taking the retained recurring value of subscription revenue of all active subscribers at the end of the prior period and dividing it into the retained recurring value of subscription revenue for those same subscribers at the end of the period presented. We believe MRR retention rate is an indicator of our ability to retain existing subscribers, sell products and services and maintain subscriber satisfaction.

Our MRR retention rate was 99% for all periods presented.

Adjusted Net Income

Adjusted net income is a non-GAAP financial measure that we calculate as net income (loss) plus changes in deferred revenue inclusive of purchase accounting adjustments related to acquisitions, amortization, stock-based compensation expense, severance, expenses related to restructurings or integration of acquisitions, any dividend-related payments accounted for as compensation expense, costs associated with litigation matters and preparation for our initial public offering and the estimated tax effects of the foregoing adjustments. Due to our history of acquisitions and financings, we have incurred accounting charges and expenses that obscure the operating performance of our business. We believe that adjusting for these items and the use of adjusted net income is useful to investors in evaluating the performance of our company. Our adjusted net income increased from $10.6 million for the three months ended September 30, 2012 to $21.0 million for the three months ended September 30, 2013, and increased from $36.1 million for the nine months ended September 30, 2012 to $79.1 million for the nine months ended September 30, 2013. Both of these increases were primarily a result of expanding our business and achieving greater scale benefits, partially offset by increased interest expense and impact from acquisitions.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that we calculate as adjusted net income plus interest expense, depreciation, and change in deferred taxes. We manage our business based on the cash collected from our subscribers and the cash required to acquire and service those subscribers. We believe highlighting cash collected and cash spent in a given period is valuable insight for an investor to gauge the overall health of our business. Under GAAP, although subscription fees are paid in advance, we recognize the associated revenue over the subscription term, which does not fully reflect short-term trends in our operating results. Adjusted EBITDA increased from $37.1 million for the three months ended September 30, 2012 to $50.3 million for the three months ended September 30, 2013, and increased from $100.5 million for the nine months ended September 30, 2012 to $161.0 million for the nine months ended September 30, 2013. Both of these increases were primarily a result of increases in the number of subscribers on our platform, an increase in ARPS and achieving greater scale benefits.

Unlevered Free Cash Flow

Unlevered free cash flow, or UFCF, is a non-GAAP financial measure that we calculate as adjusted EBITDA plus change in operating assets and liabilities (other than deferred revenue) net of acquisitions less capital expenditures. We believe the most useful indicator of our operating performance is the cash generating potential of our company prior to any accounting charges related to our acquisitions. We have substantial indebtedness primarily as a result of the Sponsor Acquisition discussed below and a substantial dividend payment in November 2012. We also believe that because our business has meaningful data center and related infrastructure requirements, the level of capital expenditures required to run our business are an important factor for investors. We believe UFCF is a useful measure that captures the effects of these issues. UFCF increased from $29.2 million for the three months ended September 30, 2012 to $43.1 million for the three months ended September 30, 2013, and increased from $74.3 million for the nine months ended September 30, 2012 to $129.0 million for the nine months ended September 30, 2013.

The following table reflects the reconciliation of adjusted net income, adjusted EBITDA and unlevered free cash flow to net loss calculated in accordance with GAAP (all data in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Net loss	$(27,692)	$(27,027)	$(66,708)	$(91,713)
Stock-based compensation	456	366	1,485	1,105
Amortization of long-lived assets related to acquisitions	25,699	26,467	57,272	78,781
Amortization of deferred financing costs	1,739	83	3,813	189
Changes in deferred revenue (inclusive of impact of purchase accounting)	26,136	10,844	93,574	44,495
Transaction expenses	8,186	1,523	10,399	6,387
Integration and restructuring expenses	—	8,877	—	40,157
Severance	207	69	294	69
Legal and professional expenses	—	1,275	250	4,770
Tax-affected impact of adjustments	(24,146)	(1,455)	(64,306)	(5,173)

Adjusted net income	$10,585	$21,022	$36,073	$79,067

Depreciation	1,610	4,803	3,985	13,070
Current and deferred tax benefit	7,946	2,066	26,677	3,034
Interest expense, net (net of impact of amortization of deferred financing costs)	17,008	22,458	33,774	65,861

Adjusted EBITDA	$37,149	$50,349	$100,509	$161,032

Change in operating assets and liabilities, net of acquisitions	(2,485)	175	(14,300)	(6,677)
Capital expenditures	(5,478)	(7,437)	(11,893)	(25,384)

Unlevered free cash flow	$29,186	$43,087	$74,316	$128,971

Components of Operating Results

We generate revenue from selling subscriptions for our cloud-based products and services, that includes web presence and mobile sites, email and e-commerce solutions as well as more advanced offerings such as SEO services, scalable computing, security, storage and backup, online marketing and productivity solutions. The subscriptions we offer are similar across all of our brands and are provided under contracts pursuant to which we have ongoing obligations to support the subscriber. These contracts are generally for service periods of up to 36 months and typically require payment in advance. We sell more subscriptions with twelve month terms than with any other term length. We also earn revenue from domain name registrations and the sale of non-term based products and services, such as online security products, professional technical services, website design and search engine optimization services, as well as through referral fees and commissions.

Cost of Revenue

Cost of revenue includes costs of operating our customer support organization, fees we pay to register domain names for our subscribers, costs of leasing and operating data center infrastructure, including personnel costs for our network operations, fees we pay to third-party product and service providers, and merchant fees we pay as part of our billing processes. We also allocate to cost of revenue the depreciation and amortization related to these activities and the intangible assets we have acquired, as well as a portion of our overhead costs attributable to our employees engaged in subscriber support activities. In addition, cost of revenue includes stock-based compensation expense for employees engaged in support and network operations. We expect cost of revenue to increase in absolute dollars in future periods as we expand our subscriber base, increase our levels of subscriber support, expand our domain name business and add data center capacity. Cost of revenue may increase or decrease as a percentage of revenue in a given period, depending on our ability to manage our infrastructure costs, in particular with respect to data centers and support, and as a result of our amortization expense.

Gross Profit

Gross profit is the difference between revenue and cost of revenue. Gross profit has fluctuated from period to period in large part as a result of revenue and cost of revenue adjustments from purchase accounting impacts related to acquisitions, including the Sponsor Acquisition discussed below, as well as revenue and cost of revenue impacts from growth in our business. On the revenue side, the application of purchase accounting requires us to record purchase accounting adjustments for acquired deferred revenue, which reduces the revenue recorded from acquisitions. On the cost side, the application of purchase accounting requires us to defer domain registration costs, which reduces cost of revenue and record long-lived assets at fair value, which increases cost of revenue through an increase in amortization expense over the estimated useful life of the long-lived assets. In addition, our revenue and our cost of revenue have increased in recent years as our subscriber base has expanded. For a new subscriber that we bring on to our platform, we typically recognize revenue over the term of the subscription, even though we collect the subscription fee at the initial billing. As a result, our gross profit may be affected by the prices we charge for our subscriptions, as well as by the number of new subscribers and the terms of their subscriptions. We expect our gross profit to increase in absolute dollars in future periods while our gross profit margin may increase or decrease.

Operating Expense

We classify our operating expense into three categories: sales and marketing, engineering and development, and general and administrative.

Sales and Marketing. Sales and marketing expense primarily consists of costs associated with payments to our network of partners, search engine marketing and search engine optimization, general awareness and brand building activities, as well as the cost of employees engaged in sales and marketing activities. Sales and marketing expense includes stock-based compensation expense for employees engaged in sales and marketing activities. We expect sales and marketing expense to increase in absolute dollars in future periods as we continue to expand our business and increase our sales efforts. We also expect sales and marketing expense to be our largest category of operating expense for the foreseeable future. Sales and marketing expense as a percentage of revenue may increase or decrease in a given period, depending on the cost of attracting new subscribers to our solutions (our subscriber acquisition costs), changes in how we approach search engine marketing and search engine optimization and the extent of general awareness and brand building activities we may undertake as well as the efficiency of our sales force.

Engineering and Development. Engineering and development expense includes the cost of employees engaged in enhancing our systems, developing and expanding product and service offerings, and integrating technology capabilities from our acquisitions. Engineering and development expense includes stock-based compensation expense for employees engaged in engineering and development activities.

General and Administrative. General and administrative expense includes the cost of employees engaged in corporate functions, such as finance, human resources, legal affairs and general management. General and administrative expense also includes all facility and related overhead costs not allocated to cost of revenue, as well as insurance premiums and professional service fees. We incurred additional expenses in preparing for our initial public offering, and will continue to incur additional expenses associated with being a publicly traded company, including increased legal, corporate insurance and accounting expenses, and the additional costs of achieving and maintaining compliance with Section 404 of the Sarbanes-Oxley Act and other regulations. General and administrative expense includes stock-based compensation expense for employees engaged in general and administrative activities. We expect that general and administrative expense will continue to increase in absolute dollars and may increase as a percentage of revenue as we further expand our operations and operate as a public company.

Net Interest Income (Expense)

Interest expense consists primarily of costs related to, and interest paid on, our indebtedness. We include the cash cost of interest payments and loan financing fees, the amortization of deferred financing costs and the amortization of the net present value adjustment which we may apply to some deferred consideration payments related to our acquisitions in our calculation of interest expense. Interest income consists primarily of interest income earned on our cash and cash equivalents balances. We expect net interest expense to be lower in future periods as we reduce our indebtedness, and lower our overall effective interest rate.

Income Tax Expense (Benefit)

We estimate our income taxes in accordance with the asset and liability method, under which deferred tax assets and liabilities are recognized based on temporary differences between the assets and liabilities in our consolidated financial statements and the financial statements that are prepared in accordance with tax regulations for the purpose of filing our income tax returns, using statutory tax rates. This methodology requires us to record a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. For the year ended December 31, 2012, we were in a net deferred tax liability position and therefore did not record a valuation allowance. Effective June 30, 2013, we established a valuation allowance against net deferred tax assets with definitive lives.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with U.S. GAAP. The preparation of our consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the reported periods. We base our estimates, judgments and assumptions on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from the estimates, judgments and assumptions made by our management. To the extent that there are differences between our estimates, judgments and assumptions and our actual results, our future financial statement presentation, financial condition, results of operations and cash flows may be affected.

We believe that our critical accounting policies and estimates are the assumptions and estimates associated with the following:

•	revenue recognition,

•	goodwill,

•	long-lived assets,

•	depreciation,

•	amortization,

•	income taxes,

•	stock-based compensation arrangements

There have been no material changes to our critical accounting policies since December 31, 2012. For further information on our critical accounting policies and estimates, see Note 2 to the consolidated financial statements appearing in Part I. Item 1. in this Quarterly Report on Form 10-Q and our final prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on October 25, 2013.

Impact of Sponsor Acquisition

On December 22, 2011, investment funds and entities affiliated with either Warburg Pincus or Goldman Sachs acquired a controlling interest in our company, which we refer to as the Sponsor Acquisition.

The application of purchase accounting in connection with the Sponsor Acquisition required us to record all acquired assets and liabilities, including deferred revenue, deferred costs and long-lived assets, at fair value, which in some cases was different than their book values. We believe this is a significant factor in the discussion below comparing our results of operations for the three and nine months ended September 30, 2012 and 2013. The following table sets forth the impact of the application of purchase accounting from the Sponsor Acquisition for these periods (all data in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
	(unaudited)
Revenue that would have been recognized from December 21, 2011 book value of deferred revenue	$(17,803)	$(3,291)	$(79,753)	$(14,218)
Revenue recognized based on fair value of acquired deferred revenue	8,690	2,139	37,035	8,915

Total impact to revenue	$(9,113)	$(1,152)	$(42,718)	$(5,303)

Impact of reduced fair value of deferred domain registration costs	(2,707)	(230)	(10,757)	(840)
Amortization impact:
Amortization that would have been recognized from December 21, 2011 book value of long-lived assets	(13,757)	(7,950)	(40,975)	(25,049)
Amortization on fair value of acquired long-lived assets recorded	15,939	13,747	47,470	40,793

Total amortization impact	2,182	5,797	6,495	15,744

Total impact to cost of revenue	(525)	5, 567	(4,262)	14,904

Total impact to loss from operations	$(8,588)	$(6,719)	$(38,456)	$(20,207)

Results of Operations

The following tables set forth our results of operations for the periods presented (all data in thousands). The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
	(unaudited)
Revenue	$83,353	$132,913	$175,121	$383,876
Cost of revenue	69,492	87,165	150,060	262,345

Gross profit	13,861	45,748	25,061	121,531

Operating expense:
Sales and marketing	22,600	28,932	59,158	87,231
Engineering and development	3,082	5,409	7,080	17,644
General and administrative	13,319	15,742	25,567	44,105

Total operating expense	39,001	50,083	91,805	148,980

Loss from operations	(25,140)	(4,335)	(66,744)	(27,449)
Net interest income (expense)	(18,747)	(22,541)	(37,587)	(66,050)

Loss before income taxes	(43,887)	(26,876)	(104,331)	(93,499)
Income tax expense (benefit)	(16,195)	244	(37,623)	(1,427)
Equity losses (income) of unconsolidated entities, net of tax	—	(93)	—	(359)

Net loss	$(27,692)	$(27,027)	$(66,708)	$(91,713)

Comparison of Three Months Ended September 30, 2012 and 2013

Revenue

	Three Months Ended September 30,		Change
	2012	2013	Amount	%
Revenue	$83,353	$132,913	$49,560	59%

Revenue increased by $49.5 million, or 59%, from $83.4 million for the three months ended September 30, 2012 to $132.9 million for the three months ended September 30, 2013, due to increased demand for our solutions from both new and existing subscribers, including subscribers of businesses we acquired, as well as increases in prices paid by our subscribers at renewals or after expiration of promotional periods. Of this revenue increase, $31.5 million resulted from revenue increases attributable to businesses we acquired since July 1, 2012, $8.0 million was a result of lower revenue in the three months ended September 30, 2012 due to purchase accounting adjustments to deferred revenue, and $10.0 million was primarily attributable to an increase in the number of subscribers not associated with our acquisitions.

Cost of Revenue

	Three Months Ended September 30,
	2012		2013		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of revenue	$69,492	83%	$87,165	66%	$17,673	25%

Cost of revenue increased by $17.7 million, or 25%, from $69.5 million for the three months ended September 30, 2012 to $87.2 million for the three months ended September 30, 2013. Of this increase, $12.4 million was due to cost of revenue increases attributable to businesses we acquired since July 1, 2012, and $4.9 million was attributable to growth in the business offset by a $5.7 million decrease in amortization expense. The $4.9 million from growth in the business was primarily attributable to a $2.7 million increase in depreciation expense as we expanded our data center infrastructure, a $0.9 million increase in domain registration costs, a $0.7 million increase in costs attributable to third party services as our business expanded and $0.6 million of payroll and benefits associated with increased headcount as we enhanced our support infrastructure to serve our expanding subscriber base. The remaining increase in cost of revenue of $6.1 million was due to the net impact of the application of purchase accounting from the Sponsor Acquisition related to amortization and domain registration costs.

Gross Profit

	Three Months Ended September 30,
	2012		2013		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Gross profit	$13,861	17%	$45,748	34%	$31,887	230%

Gross profit increased by $31.9 million, from $13.9 million for the three months ended September 30, 2012 to $45.8 million for the three months ended September 30, 2013. Of this increase, $19.1 million was attributable to increases in our subscriber base primarily as a result of the HostGator and Homestead businesses we acquired subsequent to July 1, 2012, $10.9 million was attributable to increases in our subscriber base unrelated to business acquisitions and $1.9 million was due to the impact of purchase accounting adjustments related to the Sponsor Acquisition, consisting of recording the fair value of acquired deferred revenue and related deferred domain registration costs and the amortization expense arising from recording the fair value of our acquired long-lived assets.

Operating Expense

	Three Months Ended September 30,
	2012		2013		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Sales and marketing	$22,600	27%	$28,932	22%	$6,332	28%
Engineering and development	3,082	4%	5,409	4%	2,327	76%
General and administrative	13,319	16%	15,742	12%	2,423	18%

Total	$39,001	47%	$50,083	38%	$11,082	28%

Sales and Marketing. Sales and marketing expense increased by $6.3 million, or 28%, from $22.6 million for the three months ended September 30, 2012 to $28.9 million for the three months ended September 30, 2013. Of this increase, $4.3 million was attributable to increased sales and marketing expense incurred by businesses we acquired during 2012, and the remaining $2.0 million was due to higher payroll and benefits associated with increased headcount as we expanded our sales and marketing organization.

Engineering and Development. Engineering and development expense increased by $2.3 million, or 76%, from $3.1 million for the three months ended September 30, 2012 to $5.4 million for the three months ended September 30, 2013. This increase was primarily due to our focus on integrating technology capabilities from acquisitions, enhancing our systems, expanding our product and service offerings and engineering and development headcount increases associated with our acquisitions since June 30, 3012. Engineering and development headcount increased from 143 employees as of September 30, 2012 to 170 employees as of September 30, 2013.

General and Administrative. General and administrative expense increased by $2.4 million, or 18%, from $13.3 million for the three months ended September 30, 2012 to $15.7 million for the three months ended September 30, 2013. Of this increase, $6.3 million was primarily attributable to increased expense associated with our preparation for becoming a public company and increased spending to support the growth in our business and $0.7 million consisted of increases in general and administrative expense incurred by businesses we acquired since July 1, 2012. This was offset by a $4.6 million decrease in transaction expenses, due to our incurring higher transaction costs in the three months ended September 30, 2012 which primarily related to the HostGator and Homestead acquisitions.

Net Interest Income (Expense)

	Three Months Ended September 30,		Change
	2012	2013	Amount	%
Net interest income (expense)	$(18,747)	$(22,541)	$(3,794)	20%

Net interest expense increased by $3.8 million, or 20%, from $18.7 million for the three months ended September 30, 2012 to $22.5 million for the three months ended September 30, 2013. This increase was primarily due to an increase in our aggregate indebtedness from $808.3 million to $1,198.8 million over this period, partially offset by a reduction in interest rates following the debt refinancing in November 2012.

Income Tax Expense (Benefit)

	Three Months Ended September 30,		Change
	2012	2013	Amount	%
Income tax expense (benefit)	$(16,195)	$244	$16,439	102%

The benefit for income taxes for the three months ended September 30, 2013 decreased by $16.4 million, compared to the three months ended September 30, 2012. The decrease was primarily due to us establishing a valuation allowance in 2013. In both periods, we had nondeductible expenses primarily related to stock-based compensation, transaction costs and interest.

Comparison of Nine Months Ended September 30, 2012 and 2013

Revenue

	Nine Months Ended September 30,		Change
	2012	2013	Amount	%
Revenue	$175,121	$383,876	$208,755	119%

Revenue increased by $208.8 million, or 119%, from $175.1 million for the nine months ended September 30, 2012 to $383.9 million for the nine months ended September 30, 2013, due to increased demand for our solutions from both new and existing subscribers, including subscribers of businesses we acquired, as well as increases in prices paid by our subscribers at renewals or after expiration of promotional periods. Of this revenue increase, $139.2 million resulted from increases in revenue attributable to businesses we acquired since July 1, 2012, $37.4 million was a result of lower revenue in the nine months ended September 30, 2012 due to purchase accounting adjustments to deferred revenue, and $32.2 million was primarily attributable to an increase in the number of subscribers not associated with our acquisitions.

Cost of Revenue

	Nine Months Ended September 30,
	2012		2013		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of revenue	$150,060	86%	$262,345	68%	$112,285	75%

Cost of revenue increased by $112.3 million, or 75%, from $150.1 million for the nine months ended September 30, 2012 to $262.4 million for the nine months ended September 30, 2013. Of this increase, $91.5 million was due to increases in cost of revenue attributable to businesses we acquired since July 1, 2012, and $17.2 million was attributable to growth in the business offset by a $15.6 million decrease in amortization expense. The $17.2 million from growth in the business was primarily due to a $7.4 million increase in depreciation expense as we expanded our data center infrastructure, a $4.6 million increase in domain registration costs, a $2.5 million increase in costs attributable to third party services as our business expanded and $2.7 million of payroll and benefits associated with increased headcount as we enhanced our support infrastructure to serve our expanding subscriber base. The remaining increase in cost of revenue of $19.2 million was due to the net impact of the application of purchase accounting from the Sponsor Acquisition related to amortization and domain registration costs.

Gross Profit

	Nine Months Ended September 30,
	2012		2013		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Gross profit	$25,061	14%	$121,531	32%	$96,470	385%

Gross profit increased by $96.4 million, from $25.1 million for the nine months ended September 30, 2012 to $121.5 million for the nine months ended September 30, 2013. Of this increase, $47.7 million was attributable to increases in our subscriber base primarily as a result of the HostGator and Homestead businesses we acquired subsequent to July 1, 2012, $30.5 million was attributable to increases in our subscriber base unrelated to business acquisitions and $18.2 million was due to the impact of purchase accounting adjustments related to the Sponsor Acquisition, consisting of recording the fair value of acquired deferred revenue and related deferred domain registration costs and the amortization expense arising from recording the fair value of our acquired long-lived assets.

Operating Expense

	Nine Months Ended September 30,
	2012		2013		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Sales and marketing	$59,158	34%	$87,231	23%	$28,073	48%
Engineering and development	7,080	4%	17,644	5%	10,564	149%
General and administrative	25,567	15%	44,105	11%	18,538	73%

Total	$91,805	53%	$148,980	39%	$57,175	62%

Sales and Marketing. Sales and marketing expense increased by $28.1 million, or 48%, from $59.1 million for the nine months ended September 30, 2012 to $87.2 million for the nine months ended September 30, 2013. Of this increase, $20.7 million was attributable to increases in sales and marketing expense incurred by businesses we acquired since July 1, 2012, and the remaining $7.4 million was due to higher payroll and benefits associated with increased headcount as we expanded our sales and marketing organization.

Engineering and Development. Engineering and development expense increased by $10.6 million, or 149%, from $7.1 million for the nine months ended September 30, 2012 to $17.7 million for the nine months ended September 30, 2013. This increase was primarily due to our focus on integrating technology capabilities from acquisitions, enhancing our systems, expanding our product and service offerings and engineering and development headcount increases associated with our acquisitions since June 30, 3012. Engineering and development headcount increased from 143 employees as of September 30, 2012 to 170 employees as of September 30, 2013.

General and Administrative. General and administrative expense increased by $18.5 million, or 73%, from $25.6 million for the nine months ended September 30, 2012 to $44.1 million for the nine months ended September 30, 2013. Of this increase, $17.5 million was primarily attributable to increased expense associated with our preparation for becoming a public company and increased spending to support the growth in our business and $8.0 million consisted of increases in general and administrative expense incurred by businesses we acquired since July 1, 2012. This was offset by a $7.0 million decrease in transaction expenses, due to our incurring higher transaction costs in the nine months ended September 30, 2012 which primarily related to the HostGator and Homestead acquisitions.

Net Interest Income (Expense)

	Nine Months Ended September 30,		Change
	2012	2013	Amount	%
Net interest income (expense)	$(37,587)	$(66,050)	$(28,463)	76%

Net interest expense increased by $28.5 million, or 76%, from $37.6 million for the nine months ended September 30, 2012 to $66.1 million for the nine months ended September 30, 2013. This increase was primarily due to an increase in our aggregate indebtedness from $808.3 million to $1,198.8 million over this period, partially offset by a reduction in interest rates following the debt refinancing in November 2012.

Income Tax Expense (Benefit)

	Nine Months Ended September 30,		Change
	2012	2013	Amount	%
Income tax expense (benefit)	$(37,623)	$(1,427)	$36,196	96%

The benefit for income taxes for the nine months ended September 30, 2013 decreased by $36.2 million, compared to the nine months ended September 30, 2012. The decrease was primarily due to our establishment of a valuation allowance in 2013. In both periods, we had nondeductible expenses primarily related to stock-based compensation, transaction costs and interest.

Liquidity and Capital Resources

On October 30, 2013, we closed an initial public offering of our common stock, which resulted in gross proceeds of $252.6 million and net proceeds of approximately $231.4 million after deducting underwriting discounts, commissions and estimated offering expenses payable by us.

We have funded our operations since inception primarily with cash flow generated by operations, borrowings under credit facilities and, to a lesser extent, from the sale of equity securities. As of September 30, 2013, we had cash and cash equivalents totaling $33.4 million and negative working capital of $180.2 million. In addition, we had approximately $1,198.8 million of aggregate indebtedness, consisting of $883.8 million outstanding under our First Lien term loan facility and $315.0 million outstanding under our Second Lien term loan facility. As of September 30, 2013, there were no amounts outstanding under our $85.0 million revolving credit facility, all of which was available for borrowing.

On November 25, 2013, we completed a debt refinancing that reduced our overall indebtedness by $148.8 million to $1,050.0 million and increased our revolver facility to $125.0 million, all of which is available for borrowing (for more detail see Credit Facility Borrowings below).

Cash and Cash Equivalents

As of September 30, 2013, our cash and cash equivalents were held for working capital purposes and for required principal and interest payments under our indebtedness. A majority of our cash and cash equivalents was held in operating accounts. Our future capital requirements will depend on many factors including our growth rate, the continued expansion of sales and marketing activities, the introduction of new and enhanced products and services, market acceptance of our solutions, acquisitions and our gross profits.

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods (all data in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30, 2013
	2012	2013	2012	2013
Purchases of Property and equipment	$(5,478)	$(7,437)	$(11,893)	$(25,384)
Depreciation	1,610	4,803	3,985	13,070
Amortization	27,944	26,775	61,591	80,363
Cash flows from operating activities	9,746	16,454	42,609	38,477
Cash flows used in investing activities	(298,687)	(63,479)	(316,370)	(95,627)
Cash flows from financing activities	260,407	63,494	279,711	67,494

Our capital expenditures for the purchase of property and equipment for the nine months ended September 30, 2012 and 2013 increased from $11.9 million to $25.4 million, respectively. This increase was primarily due to a significant and extraordinary investment in data center infrastructure during the nine months ended September 30, 2013, to support the migration of subscribers from HostGator to our systems. In the three months ended September 30, 2012, we made approximately $2.0 million of leasehold improvements related to our new corporate headquarters in Massachusetts. We expect our total capital expenditures to increase consistent with revenue growth as we expand our business.

Our depreciation expense for the nine months ended September 30, 2012 and 2013 increased from $4.0 million to $13.1 million, respectively, primarily as a result of the higher capital expenditure.

Our amortization expense, which includes amortization of other intangible assets, amortization of deferred financing costs and amortization of net present value of deferred consideration, increased by $18.8 million for the nine months ended September 30, 2012 and 2013 from $61.6 million to $80.4 million, respectively. Of this $18.8 million increase, $21.5 million was from amortization of other intangible assets, in part due to the acquisitions of HostGator and Homestead in the three months ended September 30, 2012, and $0.9 million was from amortization expense of net present value of deferred consideration as a result of our acquisition of HostGator in July 2012, which had deferred consideration payments payable 12 and 18 months after the date of the acquisition. These increases were offset by a reduction of $3.6 million in amortization of deferred financing costs arising from a debt extinguishment in November 2012, more fully described in Note 7 of the notes to the consolidated financial statements in Part I Item 1 of this Quarterly Report on Form 10-Q.

Operating Activities

Cash provided by operating activities consists primarily of net loss adjusted for certain non-cash items including depreciation, amortization, stock-based compensation expense and changes in deferred taxes, and the effect of changes in working capital, in particular in deferred revenue. As we add subscribers to our platform, we typically collect subscription fees at the time of initial billing and recognize revenue over the terms of the subscriptions. Accordingly, we generate operating cash flows as we collect cash from our subscribers in advance of delivering the related products and services, and we maintain a significant deferred revenue balance. As we add subscribers and sell additional products and services, our deferred revenue balance increases.

Net cash provided by operating activities was $38.5 million in the nine months ended September 30, 2013. The components of this net cash provided by operating activities was a net loss of $91.7 million, offset by non-cash charges of $92.4 million, and a net change of $37.8 million in our operating assets and liabilities. The net change in our operating assets and liabilities included an increase in deferred revenue of $44.5 million. For the three months ended September 30, 2013, net cash provided by operating activities was $16.5 million. The components of this net cash provided by operating activities was a net loss of $27.0 million offset by non-cash charges of $32.5 million, and a net change of $11.0 million in our operating assets and liabilities. The net change in our operating assets and liabilities included an increase in deferred revenue of $10.8 million, offset by an increase in prepaid expenses primarily due to increased sales of domain registration fees.

Net cash provided by operating activities was $42.6 million in the nine months ended September 30, 2012. The components of this net cash provided by operating activities was a net loss of $66.7 million, offset by non-cash charges of $30.0 million and a net change of $79.3 million in our operating assets and liabilities. The net change in our operating assets and liabilities included an increase in deferred revenue of $93.6 million. For the three months ended September 30, 2012, net cash provided by operating activities was $9.7 million. The components of this net cash provided by operating activities was a net loss of $27.7 million, offset by non-cash charges of $13.7 million, and a net change of $23.7 million in our operating assets and liabilities. The net change in our operating assets and liabilities included an increase in deferred revenue of which $26.1 million, offset by an increase in prepaid expenses primarily due to increased sales of domain registration fees.

Investing Activities

Cash flows used in investing activities consists primarily of purchase of property and equipment, acquisition consideration payments, minority investments and changes in restricted cash balances. The majority of the cash used in all reported periods was to fund acquisition consideration payments, in particular for HostGator and Homestead which we acquired in the three months ended September 30, 2012. Acquisition related payments in aggregate were $293.2 million and $54.7 million in the three months ended September 30, 2012 and 2013, respectively, and $304.4 million and $60.5 million for the nine month periods ended September 30, 2012 and 2013, respectively, which included $5.0 million paid to Directi in August 2013, upon our agreement to acquire that company. In the nine months ended September 30, 2013, we also used $8.9 million to acquire a minority interest in a company based in the United Kingdom.

Financing Activities

Cash flow from financing activities consists primarily of the net change in our overall indebtedness, payment of associated financing costs, the issuance or repurchase of equity and dividend payments.

During the nine months ended September 30, 2013, cash flow from financing activities net of repayments was $67.5 million. In August 2013, we increased our First Lien term loan by $90.0 million and repaid the $37.0 million then outstanding on the revolver.

During the three months ended September 30, 2012, cash flow from financing activities net of repayments was $260.4 million, which was primarily used to fund the acquisitions of HostGator and Homestead in the same period. Additional proceeds from the issuance of term loan debt in the nine months ended September 30, 2012 was offset by a payment in April 2012 of $150.0 million to redeem preferred stock and $6.0 million in accrued preferred stock dividends.

Credit Facility Borrowings

As of September 30, 2013, $883.8 million was outstanding under our First Lien term loan facility, and $315.0 million was outstanding under our Second Lien term loan facility. As of September 30, 2013, there were no amounts outstanding under our $85.0 million revolving credit facility all of which is available for borrowing.

In November 2013, we repaid in full our second lien term loan of $315.0 million and reduced our overall indebtedness by $148.8 million to $1,050.0 million. We also increased our revolving credit facility by $40.0 million to $125.0 million, all of which is available for borrowing.

Our first lien term loan facility matures on November 9, 2019 and our revolving credit facility matures on December 22, 2016. Under our first lien term loan facility, beginning on March 31, 2013, we were required to make quarterly principal payments of $2.0 million, and beginning on September 30, 2013, we were required to make quarterly principal payments of approximately $2.2 million. Commencing on December 31, 2013, the quarterly principal payment amount will be approximately $2.6 million.

As of September 30, 2013, the LIBOR-based interest rates on our First Lien term loan facility, Second Lien term loan facility and revolving credit facility were 6.25%, 10.25% and 7.75%, respectively, and the alternate base rate on the revolving credit facility was 8.50%. From November 25, 2013, the LIBOR-based interest rate on our first lien term loan facility has been reduced by 1.25% to 5.00%, with no change to the interest rates on our revolving credit facility (for more detail see Interest Rate Sensitivity in Part I Item 3 below).

Net Operating Loss Carry-Forwards

As of December 31, 2012, we had net operating loss (“NOL”) carry-forwards available to offset future U.S. federal taxable income of approximately $143.8 million and future state taxable income by approximately $148.0 million. These NOL carry-forwards expire on various dates from 2014 through 2032.

Our ability to use these NOL carry-forwards will be subject to an annual limitation due to the ownership percentage change limitations. Ownership changes can limit the amount of net operating loss and other tax attributes that a company can use each year to offset future taxable income and taxes payable. As a result of the Sponsor Acquisition, we analyzed changes in our ownership and determined that effective 2012, we could only use approximately $77.1 million of NOL carry-forwards per year.

Contractual Obligations and Commitments

The following summarizes the current principal obligations under our outstanding debt facilities and changes with regards deferred consideration since December 31, 2012.

As of November 30, 2013, we had outstanding indebtedness of $1,050.0 million of First Lien term loan facility, which has a quarterly principal repayment $2.6 million. During the three months ended September 30, 2013, we paid $49.4 million of deferred consideration and $2.9 million of compensation expense in connection with the HostGator acquisition. There have been no other significant changes in our contractual obligations from those disclosed in the final prospectus related to our initial public offering filed with the SEC pursuant to Rule 424(b) under the Securities Act on October 25, 2013.

Recently Issued Accounting Pronouncements

For information on recent accounting pronouncements, see Recent Accounting Pronouncements in the notes to the consolidated financial statements appearing Part I. Item 1 of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We do not have any special purpose entities or off-balance sheet arrangements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosure About Market Risk

We have operations both within the United States and internationally, and we are exposed to market risk in the ordinary course of our business. These risks include primarily foreign exchange risk, interest rate and inflation.

Foreign Currency Exchange Risk

A significant majority of our subscription agreements and our expenses are denominated in US dollars. We do, however, have sales in a number of foreign currencies as well as business operations in Brazil and India and are subject to the impacts of currency fluctuations in those markets. The impact of these currency fluctuations is insignificant relative to the overall financial results of our company.

Interest Rate Sensitivity

We had cash and cash equivalents of $33.4 million at September 30, 2013, the majority of which was held in operating accounts for working capital purposes and other general corporate purposes which includes payment of principal and interest under our indebtedness. As of September 30, 2013, we had approximately $1,198.8 million of aggregate indebtedness, consisting of $883.8 million outstanding under our First Lien term loan facility and $315.0 million outstanding under our Second Lien term loan facility.

Prior to the refinancing of the First Lien facility and full repayment of the Second Lien facility on November 25, 2013, the borrowings under these facilities bore interest at a rate per annum equal to an applicable credit spread plus, at our option, (a) adjusted LIBOR or (b) an alternate base rate determined by reference to the greater of (i) the prime rate, (ii) the federal funds effective rate plus 0.50% and (iii) one-month adjusted LIBOR plus 1.00%. The First and Second Lien term loans were subject to a floor of 1.25% per annum with an applicable credit spread for interest based on adjusted LIBOR of 5.00% and 9.00%, respectively. Following the refinancing in November 2013, the floor under our first lien term loan facility has been reduced to 1.00% and the applicable credit spread for interest based on adjusted LIBOR has been reduced to 4.00%.

Under our First Lien credit facilities, our revolving credit loans, that bear interest at the LIBOR reference rate, are subject to a floor of 1.50% per annum with the applicable credit spread for interest based on adjusted LIBOR of 6.25%. We are also required to pay a commitment fee of 0.50% per annum to the lenders based on the average daily unused amount of the revolving commitments.

Based on our aggregate indebtedness of $1,050.0 million as of November 30, 2013, a 100-basis-point increase in the adjusted LIBOR rate above the LIBOR floor would result in a $10.6 million increase in our aggregate interest payments over a 12-month period, and a 100-basis-point decrease at the current LIBOR rate would not result in a decrease in our interest payments.

Inflation Risk

We do not believe that inflation has a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability to do so could harm our business, financial condition and results of operations.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2013, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation of our disclosure controls and procedures as of September 30, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are, from time to time, party to litigation arising in the ordinary course of our business. We are not presently involved in any legal proceeding that in the opinion of our management, if determined adversely to us, would have a material adverse effect on our business operating results or financial condition.

ITEM 1A.	RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information included in this Quarterly Report on Form 10-Q and in our other public filings, before deciding to invest in our common stock. Our business, financial condition, results of operations and future growth prospects could be materially and adversely affected by any of these risks or uncertainties. If any of such risks and uncertainties actually occurs, our business, financial conditions or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business and Our Industry

Our quarterly and annual operating results may be adversely affected due to a variety of factors, which could make our future results difficult to predict and could cause our operating results to fall below investor or analyst expectations.

Our quarterly and annual operating results may be adversely affected due to a variety of factors that could affect our revenue or our expenses in any particular period. You should not rely on quarter-to-quarter comparisons of our operating results as an indication of future performance. Factors that may adversely affect our quarterly and annual operating results may include:

•	our ability to attract new subscribers and retain existing subscribers;

•	our ability to acquire subscribers in a cost-effective way;

•	our ability to maintain a high level of subscriber satisfaction;

•	competition in the market for our products and services;

•	rapid technological change, frequent new product and service introductions, and evolving industry standards;

•	difficulties in integrating technologies, products and employees from companies we acquire or in migrating acquired subscribers from an acquired company’s platforms to our platforms, including difficulties in integrating technologies, products and employees of Directi;

•	systems, data center and Internet failures and service interruptions;

•	difficulties in distributing new products;

•	shortcomings in, or misinterpretations of, our metrics and data which cause us to fail to anticipate or identify trends in our market;

•	terminations of, disputes with, or material changes to our relationships with third-party partners, including referral sources, product partners, data center providers, payment processors and landlords;

•	a shift in subscriber demand to lower margin solutions, which could increase our cost of revenue;

•	reductions in the selling prices for our solutions;

•	costs or liabilities associated with any acquisitions that we may make, including those associated with our pending acquisition of Directi;

•	changes in legislation that affect our collection of sales and use taxes;

•	changes in regulation or to regulatory bodies, such as the Internet Corporation for Assigned Names and Numbers, or ICANN, that could affect our business and our industry; and

•	loss of key employees.

It is possible that in one or more future quarters, due to any of the factors listed above, a combination of those factors or other reasons, our operating results may be below our expectations and the expectations of research analysts and investors. In that event, our stock price could decline substantially.

The rate of growth of the small- and medium-sized business, or SMB, market for our solutions could be significantly lower than our estimates. If demand for our products and services does not meet expectations, our ability to generate revenue and meet our financial targets could be adversely affected.

Although we expect continued demand in the SMB market for our cloud-based solutions, it is possible that the rate of growth may not meet our expectations, or the market may not grow at all, either of which would adversely affect our business. Our expectations for future revenue growth are based in part on assumptions reflecting our industry knowledge and experience serving SMBs, as well as our assumptions regarding demographic shifts, growth in the availability and capacity of Internet infrastructure internationally and the general economic climate. If any of these assumptions proves to be inaccurate, then our actual revenue growth could be significantly lower than our expected revenue growth.

Our ability to compete successfully depends on our ability to offer an integrated and comprehensive suite of products and services that enable our diverse base of subscribers to establish, manage and grow their businesses. Our web presence and commerce offerings are predicated on the assumption that an online presence is, and will continue to be, an important factor in our subscribers’ abilities to establish, expand, manage and monetize their online presence quickly, easily and affordably. If we are incorrect in this assumption, for example due to the introduction of a new technology or industry standard that supersedes the importance of an online presence or renders our existing or future solutions obsolete, then our ability to retain existing subscribers and attract new subscribers could be adversely affected, which could harm our ability to generate revenue and meet our financial targets.

In addition, we estimate that approximately 20% of our subscribers use our cloud-based solutions primarily for personal, group or not-for-profit use. We do not offer a complete suite of products and services that are tailored to the specific needs of these types of subscribers. As a result, we may not be able to increase revenue per subscriber for these subscribers at the same rate as for our other subscribers, which could negatively affect our growth and have an adverse effect on our operating results.

Our business and operations have experienced rapid growth and organizational change in recent periods, which has placed, and will continue to place, significant demands on our management and infrastructure, especially our billing systems. If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service, produce accurate financial statements on a timely basis or address competitive challenges adequately.

As a result of acquisitions and internal growth, we increased our number of employees from 787 as of December 31, 2011 to 2,157 as of December 31, 2012 to 2,405 as of September 30, 2013. Our revenue increased from $175.1 million in the nine months ended September 30, 2012 to $383.9 million in the nine months ended September 30, 2013.

Our growth has placed, and will continue to place, a significant strain on our managerial, engineering, network operations, sales and support, marketing, legal, finance and other resources. In particular, our growth has placed, and will continue to place, a significant strain on our ability to build and maintain effective internal financial and accounting controls and procedures. For example, as a result of our acquisitions, we have acquired multiple billing systems that we are in the process of integrating. Any delays or other challenges associated with this build-out or integration could lead to inaccurate disclosure, which could prevent us from producing accurate financial statements on a timely basis and harm our operating results, our ability to operate our business and our investors’ view of us.

In addition, we intend to further expand our overall business, subscriber base, data center infrastructure, headcount and operations, both domestically and internationally, with no assurance that our business or revenue will continue to grow. Creating an organization with expanded U.S. and overseas operations and managing a geographically dispersed workforce will require substantial management effort, the allocation of management resources and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial, compliance, risk and management controls and our reporting procedures, and we may not be able to do so. As such, we may be unable to manage our expenses effectively in the future, which may adversely affect our gross margins or operating expenses in any particular quarter. If we fail to manage our anticipated growth and organizational change in a manner that preserves the key aspects of our corporate culture, the quality of our solutions may suffer or fail to keep up with changes in the industry or technological developments, which could adversely affect our brands and reputation and harm our ability to retain and attract subscribers.

If we are unable to maintain a high level of subscriber satisfaction, demand for our solutions could suffer.

We believe that our future revenue growth depends on our ability to provide subscribers with quality service that meets our stated commitments and also meets or exceeds our subscribers’ expectations. We are not always able to provide our subscribers with this level of service, and our subscribers occasionally encounter interruptions in service and other technical challenges and pursue billing disputes. If we are unable to provide subscribers with quality service, this may result in subscriber dissatisfaction, and we could face damage to our reputation, claims of loss, negative publicity, decreased overall demand for our solutions and loss of revenue, any of which could have a negative effect on our business, financial condition and operating results.

In addition, we may from time to time fail to meet the needs of specific subscribers in order to best meet the service expectations of our overall subscriber base. For example, we may suspend a subscriber’s website when it is harming other subscribers’ websites or disrupting servers supporting those websites, such as when a hacker installs malware on a subscriber’s website without that subscriber’s authorization or knowledge. Although such service interruptions are not uncommon in a cloud-based environment, we risk subscriber dissatisfaction by interrupting one subscriber’s service to prevent further attacks on or data breaches for other subscribers, and this could damage our reputation and have an adverse effect on our business.

We may not be able to continue to add new subscribers or increase sales to our existing subscribers, which could adversely affect our operating results.

Our growth is dependent on our ability to continue to attract new subscribers while retaining and expanding our products and services to existing subscribers. Growth in the demand for our products and services may be inhibited, and we may be unable to sustain growth in our subscriber base, for a number of reasons, including, but not limited to:

•	our failure to develop or offer new or additional products and services in a timely manner that keeps pace with new technologies and the evolving needs of our subscribers;

•	our inability to market our solutions in a cost-effective manner to new subscribers and to increase our sales to existing subscribers, including due to changes in regulation, or to changes in the enforcement of existing regulation, that would impair our marketing practices, require us to change our sign-up processes or to increase disclosure designed to provide greater transparency as to how we bill and deliver our services;

•	our inability to offer solutions that are adequately integrated and customizable to meet the needs of our highly diverse and fragmented subscriber base;

•	changes in search engine ranking algorithms which may have the effect of increasing our marketing costs to offset lower search engine rankings;

•	failure of our third-party development partners, on which we rely to provide a majority of our offerings, to continue to support existing products and to develop and support new products;

•	the inability of our subscribers to differentiate our solutions from those of our competitors or our inability to effectively communicate such distinctions;

•	our inability to maintain, or strengthen awareness of, our brands;

•	our inability to maintain a consistent user experience and timely and consistent product upgrade schedule for all of our subscribers due to the fact that not all of our brands, products, or services operate from the same control panel or other systems;

•	our inability to penetrate, or adapt to requirements of, international markets;

•	our inability to enter into automatically renewing contracts with our subscribers or increase subscription prices;

•	the decisions by our subscribers to move the hosting of their Internet sites and web infrastructure to their own IT systems, into co-location facilities or to our competitors if we are unable to effectively market the scalability of our solutions;

•	subscriber dissatisfaction causing our existing subscribers to stop referring prospective subscribers to us; and

•	perceived or actual security, integrity, reliability, quality or compatibility problems with our solutions, including related to unscheduled downtime, or outages.

A substantial amount of our revenue growth historically has been derived from increased sales of additional products and services to existing subscribers. Our costs associated with increasing revenue from existing subscribers are generally lower than costs associated with generating revenue from new subscribers. Therefore, a reduction in the rate of revenue increase from our existing subscribers, even if offset by an increase in revenue from new subscribers, could reduce our operating margins, and any failure by us to continue to attract new subscribers or increase our revenue from existing subscribers could have a material adverse effect on our operating results.

We have a risk of system and Internet failures and have not yet implemented a complete disaster recovery plan, and any interruptions could harm our reputation, cause our subscribers to seek reimbursement for services paid for and not received, and cause our subscribers to seek to replace us as a provider of their cloud-based solutions.

We must be able to operate our applications and systems without interruption. Since our ability to retain and attract subscribers depends on our ability to provide highly reliable service, even minor interruptions in our service or losses of data could harm our reputation. Our applications, systems, power supplies, customer support centers and co-located data centers are subject to various points of failure, including:

•	human error or accidents;

•	power loss;

•	equipment failure;

•	Internet connectivity downtime;

•	improper building maintenance by the landlords of the buildings in which our co-located data centers are located;

•	physical or electronic security breaches;

•	computer viruses;

•	fire, hurricane, flood, earthquake, tornado and other natural disasters;

•	water damage;

•	terrorism;

•	intentional bad acts, such as sabotage and vandalism;

•	pandemics; and

•	failure by us or our vendors to provide adequate service to our equipment.

We have experienced system failures and delays and periodic interruptions in service in the past, including due to accidental or intentional actions of Internet users, current and former employees and others, and we will likely experience future system failures or outages that disrupt the operation of our solutions and harm our business. Our systems are not fully redundant, and we have not yet implemented a complete disaster recovery plan or business continuity plan.

For example, in August 2013, while we were performing network infrastructure maintenance in our largest data center, we experienced an equipment failure which caused issues within our network, resulting in an outage that affected many subscribers of our HostGator, Bluehost, JustHost and HostMonster. At certain times during the outage, we estimate that between one-third and one-half of our subscribers were not able to access our services, including their websites and email. While our subscribers’ individual servers were not affected, their ability, and their customers’ ability, to access their websites and the data stored on their servers were affected for up to 12 hours. This outage also affected our internal support and phone systems, intermittently impairing the ability of many subscribers to contact us. Immediately following the outage, we experienced an increase in subscriber cancellations, which have since returned to historical levels, and in the weeks following the outage, we experienced a decrease in our Net Promoter Scores. We anticipate that we may experience a related decrease in word-of-mouth subscriber referrals and an increase in the number of existing subscribers that fail to renew subscriptions at the end of their current terms, although we do not anticipate that this would have a material adverse effect on our business.

Although the redundancies we do have in place will permit us to respond, at least to some degree, to failures of applications and systems, our co-located data centers are vulnerable in the event of failure. A significant majority of our subscribers are hosted in one of our six U.S.-based co-located data centers, which are located in Boston, Massachusetts; Dallas, Texas; Houston, Texas; Provo, Utah; San Jose, California; and Waltham, Massachusetts. Accordingly, any failure or downtime in any one of these six co-located data center facilities would affect a significant percentage of our subscribers. We do not yet have adequate structures or systems in place to recover from a data center’s severe impairment or total destruction, and recovery from the total destruction or severe impairment of any of these six co-located data centers would be extremely difficult and may not be possible at all. Closing any one of these six co-located data centers without adequate notice could result in lengthy, if not permanent, interruptions in the availability of our solutions and loss of vast amounts of subscriber data.

Our co-located data centers are also susceptible to impairment resulting from electrical power outages due to the amount of power and cooling they require to operate. Since we rely on third parties to provide our co-located data centers with power sufficient to meet our needs, we cannot control whether our co-located data centers will have an adequate amount of electrical resources necessary to meet our subscriber requirements. We attempt to limit exposure to system downtime due to power outages by using backup generators and power supplies. However, these protections may not limit our exposure to power shortages or outages entirely.

Our customer support centers are also vulnerable in the event of failure caused by total destruction or severe impairment. When calling our customer support services, most of our subscribers reach our customer support teams located in one of our six U.S.-based call centers, which are located in Austin, Texas; Englewood, Colorado; Houston, Texas; Orem, Utah; Tempe, Arizona; and Vancouver, Washington. Our teams in each call center are trained to provide support services for a discrete subset of our brands, and they do not currently have complete capability to route calls from one call center to another call center. Accordingly, if any one of these call centers were to become non-operational due to severe impairment or total destruction, our ability to re-route calls to operational call centers or to provide customer support services to any subscribers of the brand or brands that the non-operational call center had formerly managed would be compromised. A significant portion of our email and chat-based customer support is provided by our India-based support team, which is currently employed by a third-party service provider. Although our email and chat-based customer support can be re-routed to our own centers more easily than calls can be, a disruption at our India customer support center could adversely affect our business.

Any of these events could materially increase our expenses or reduce our revenue, damage our reputation and cause us to lose current and potential subscribers, which would have a material adverse effect on our operating results and financial condition. Moreover, the property and business interruption insurance we carry may not have coverage adequate to compensate us fully for losses that may occur.

We face significant competition for our solutions in the SMB market, which we expect will continue to intensify and which could require us to reduce our selling prices. As a result of such competitive pressures, we may not be able to maintain or improve our competitive position or market share.

The SMB market for cloud-based technologies is highly competitive and constantly evolving. We expect competition to increase from existing competitors as well as potential new market entrants. Most of our existing competitors are expanding the variety of solution-based services that they offer to SMBs. We also may face significant competition from new entrants into the markets we serve. Our competitors include providers of:

•	web presence and commerce offerings, such as domain name registrars, shared hosting providers, website creation and management companies and e-commerce service providers;

•	computing resources and security offerings, such as on-demand computing resources and online security offerings;

•	marketing solutions, such as search engine marketing (SEM) companies, search engine optimization (SEO) companies, local directory listing companies and online and offline business directories; and

•	productivity tools, such as business-class email, calendaring and file-sharing.

Some of these competitors may have greater resources, more brand recognition and consumer awareness, greater international scope and larger subscriber bases than we do. As a result, we may not be able to compete successfully against them. If these companies decide to devote greater resources to the development, promotion and sale of their products and services, greater numbers of SMBs may choose to use these competitors for creating an online presence and as a general platform for running online business operations.

There are relatively few barriers to entry in this market, especially for providers of niche services, which often have low capital and operating expenses and the ability to quickly bring products to market that meet specific subscriber needs. Accordingly, as this market continues to develop, we expect the number of competitors to increase. The continued entry of competitors into the cloud-based technologies market, and the rapid growth of some competitors that have already entered the market, may make it difficult for us to maintain our market position.

In addition, in an attempt to gain market share, competitors may offer aggressive price discounts or alternative pricing models, such as so-called “freemium” pricing in which a basic offering is provided for free with advanced features provided for a fee, on the services they offer, or increase commissions paid to their referral sources. These pricing pressures may require us to match these discounts and commissions in order to remain competitive, which would reduce our margins or cause us to fail to attract new subscribers that decide to purchase the discounted service offerings of our competitors. As a result of these factors, it is difficult to predict whether we will be able to maintain our average selling prices, pricing models and commissions paid to our referral sources. If we reduce our selling prices, alter our pricing models or increase commissions paid to our referral sources, it may become increasingly difficult for us to compete successfully, our profitability may be harmed and our operating results could be adversely affected.

We must keep up with rapid and ongoing technological change to remain competitive in a rapidly evolving industry.

The cloud-based technology industry is characterized by rapid and ongoing technological change, frequent new product and service introductions, and evolving industry standards. Our future success will depend on our ability to adapt quickly to rapidly changing technologies, to adapt our solutions to evolving industry standards and to improve the performance and reliability of our applications and services. To achieve market acceptance for our applications and services, we must anticipate subscriber needs and offer solutions that meet changing subscriber demands quickly and effectively. Subscribers may require features and functionality that our current applications and services do not have or that our platforms are not able to support. If we fail to develop solutions that satisfy subscriber preferences in a timely and cost-effective manner, our ability to renew our agreements with existing subscribers and our ability to increase demand for our solutions will be harmed.

In addition, the manner in which we market to our subscribers must keep pace with technological change. For example, application marketplaces, mobile platforms and new search engines and search methods are changing the way in which consumers find, purchase and use our solutions. If we are not able to take advantage of such technologies or if existing technologies or systems, such as the domain name system, become obsolete, we may be unable to continue to attract new subscribers or sell additional solutions to our existing subscribers.

Third parties provide a majority of our product and service offerings. Our future success will depend on our ability to continue to identify and partner with third parties who offer and are able to adapt to new technologies and to develop compelling and innovative solutions that can be quickly integrated with our platform and brought to market. If we or our third-party partners are unable to adapt to rapidly changing technologies and develop solutions that meet subscriber requirements, our revenue and operating results will be adversely affected.

If we do not maintain a low rate of credit card chargebacks and protect against breach of the credit card information we store, we will face the prospect of financial penalties and could lose our ability to accept credit card payments from subscribers, which would have a material adverse effect on our business, financial condition and operating results.

A majority of our revenue is processed through credit card transactions. Under current credit card industry practices, we are liable for fraudulent and disputed credit card transactions because we do not obtain the cardholder’s signature at the time of the transaction, even though the financial institution issuing the credit card may have authorized the transaction. Although we focus on keeping our rate of credit card refunds and chargebacks low, if our refunds or chargebacks increase, our credit card processors could require us to increase reserves or terminate their contracts with us, which would have an adverse effect on our financial condition. Our failure to limit fraudulent transactions conducted on our websites, such as through the use of stolen credit card numbers, could also subject us to liability.

We could also incur significant fines or lose our ability to give subscribers the option of using credit cards to fund their payments or pay their fees to us if we fail to follow payment card industry data security standards, even if there is no compromise of subscriber information. Although we strive to be in compliance with such payment card industry data security standards, and we do not believe that there has been a compromise of subscriber information, we are not currently in full compliance with these standards. Accordingly, we could be fined, or our services could be suspended, for such failure to comply with payment card industry data security standards, which would cause us to not be able to process payments using credit cards. If we are unable to accept credit card payments, our financial condition, results of operation and cash flows would be adversely affected.

Under credit card association rules, penalties may be imposed at the discretion of the association. Any such potential penalties would be imposed on our credit card processor by the association. Under our contract with our processor, we are required to reimburse our processor for such penalties. Our current level of fraud protection, based on our fraudulent and disputed credit card transaction history, is within the guidelines established by the credit card associations. However, we face the risk that we may fail to maintain an adequate level of fraud protection or that one or more credit card associations may, at any time, assess penalties against us or terminate our ability to accept credit card payments from subscribers, which would have a material adverse effect on our business, financial condition and operating results.

In addition, we could be liable if there is a breach of the credit card information we store. Online commerce and communications depend on the secure transmission of confidential information over public networks. We rely on encryption and authentication technology that we have developed internally, as well as technology that we license from third parties, to provide security and authentication for the transmission of confidential information, including subscriber credit card numbers. However, we cannot ensure that this technology can prevent breaches of the systems that we use to protect subscriber credit card data. Although we maintain network security insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on reasonable terms, or at all. In addition, some of our third-party partners also collect information from transactions with our customers, and we may be subject to litigation or our reputation may be harmed if our partners fail to protect our subscribers’ information or if they use it in a manner that is inconsistent with our practices.

Data breaches can also occur as a result of non-technical issues. Under our contracts with our card processors, if there is unauthorized access to, or disclosure of, credit card information that we store, we could be liable to the credit card issuing banks for their cost of issuing new cards and related expenses.

Our recent or potential future acquisitions could be difficult to execute and integrate, divert the attention of key personnel, disrupt our business, dilute stockholder value and impair our financial results. We may not realize anticipated benefits from our acquisitions that we have completed or may complete in the future.

We have in the past acquired, and may in the future acquire, businesses and assets to increase our growth, enhance our ability to compete in our core markets or allow us to enter new markets. We have completed many such acquisitions since our founding. Most recently, in August 2013, we agreed to acquire Directi, subject to the satisfaction or waiver of specified customary closing conditions.

Acquisitions involve numerous risks, any of which could harm our business, including:

•	difficulties in integrating the technologies, products, operations, billing systems, personnel or operations of an acquired business and realizing the anticipated benefits of the combined businesses;

•	difficulties in supporting and transitioning acquired subscribers, if any, to our platform, causing potential loss of such subscribers and damage to our reputation;

•	disruption of our ongoing business and diversion of financial, management, operations and customer support resources from existing operations;

•	difficulties in applying our controls and risk management policies and practices to acquired companies;

•	to the extent an acquired company has a corporate culture or compensation arrangement different from ours, difficulty assimilating or integrating the acquired organization and its talent, which could lead to morale issues, increased turnover and lower productivity than anticipated, and could also adversely affect the culture of our existing organization;

•	the price we pay, or other resources that we devote, may exceed the value we realize, or the value we could have realized if we had allocated the purchase price or other resources to another opportunity or unanticipated costs associated with pursuing acquisitions;

•	potential loss of an acquired business’ strategic alliances and key employees, including those employees who depart prior to transferring to us, or otherwise documenting, knowledge and information that are important to the efficient operation of the acquired business;

•	potential deployment by an acquired company of its top talent to other of its business units prior to our acquisition if we do not acquire the entirety of an acquired company’s stock or assets;

•	disruption of our business due to sellers, former employees, contractors or third-party service providers of an acquired company or business misappropriating our intellectual property, violating non-competition agreements, or otherwise causing harm to our company;

•	integration and support of redundant solutions or solutions that are outside of our core capabilities;

•	the incurrence of additional debt in order to fund an acquisition, or assumption of debt or other liabilities, including litigation risk or risks associated with other unforeseen or undisclosed liabilities, of the acquired company;

•	adverse tax consequences, including exposure to substantial penalties and fees if an acquired company failed to comply with relevant tax rules and regulations prior to our acquisition or due to substantial depreciation or deferred compensation charges; and

•	accounting effects, including potential impairment charges related to long-lived assets and requirements that we record deferred revenue at fair value.

We rely heavily on the representations and warranties provided to us by the sellers in our acquisitions, including as they relate to creation, ownership and rights in intellectual property, existence of open source software and compliance with laws and contractual requirements. If any of these representations and warranties are inaccurate or breached, we might pursue costly litigation and assessment of liability for which there may not be adequate recourse against such sellers, in part due to contractual time limitations and limitations of liability. Moreover, acquisitions frequently result in the recording of goodwill and other intangible assets which are subject to potential impairments in the future that could harm our financial results. We may also incur expenses related to completing acquisitions, or in evaluating potential acquisitions or technologies, which may adversely affect our profitability. In addition, if we finance acquisitions by issuing equity securities, our existing stockholders may be diluted.

If we fail to properly evaluate acquisitions or investments, we may not achieve the anticipated benefits of any such acquisitions and we may incur costs in excess of what we anticipate. The failure to successfully evaluate and execute acquisitions or investments or otherwise adequately address these risks could materially harm our business and financial results.

We have a history of losses and may not be able to achieve or maintain profitability.

We have had a net loss in each year since inception. We had a net loss of $139.3 million for fiscal year 2012 and net losses of $66.7 million and $91.7 million for the nine months ended September 30, 2012 and 2013, respectively. In connection with our acquisitions, we have recorded long-lived assets at fair value. We record amortization expense in each reporting period related to the long-lived assets, which have increased the amount of net loss we have recorded in each reporting period.

We cannot predict if we will achieve profitability in the near future or at all. We expect to make significant future expenditures to develop and expand our business, including by investing in our support organization and our co-located data centers. In addition, as a public company, we have and expect to continue to incur significant legal, accounting and other expenses that we did not incur previously as a private company. These increased expenditures make it harder for us to achieve and maintain future profitability. Our recent growth in revenue and number of subscribers may not be sustainable, and our revenue may be insufficient to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including principal and interest expense related to our substantial indebtedness, and the other risks described in this report, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. Accordingly, we may not be able to achieve or maintain profitability.

We may need additional equity, debt or other financing in the future, which we may not be able to obtain on acceptable terms, or at all, and any additional financing may result in restrictions on our operations or substantial dilution to our stockholders.

We may need to raise funds in the future, for example, to develop new technologies, expand our business, respond to competitive pressures, acquire complementary businesses, satisfy our funding obligations relating to our pending acquisition of Directi, or respond to unanticipated situations. We may try to raise additional funds through public or private financings, strategic relationships or other arrangements. Although our credit agreements limit our ability to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, or amendments with the consent of our lenders and, under certain circumstances, we may incur substantial additional debt in compliance with these restrictions or with the consent of our lenders. In addition, our credit agreements do not prevent us from incurring certain obligations that do not constitute indebtedness.

Our ability to obtain debt or equity funding will depend on a number of factors, including market conditions, interest rates, our operating performance and investor interest. Additional funding may not be available to us on acceptable terms or at all. If adequate funds are not available, we may be required to reduce expenditures, including curtailing our growth strategies, foregoing acquisitions or reducing our product development efforts. If we succeed in raising additional funds through the issuance of equity or convertible securities, then the issuance could result in substantial dilution to existing stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these new securities would have rights, preferences and privileges senior to those of the holders of our common stock. In addition, any preferred equity issuance or debt financing that we may obtain in the future could have restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Further, to the extent that we incur additional indebtedness or such other obligations, the risks associated with our substantial leverage described elsewhere in this report, including our possible inability to service our debt, would increase.

Our business depends on establishing and maintaining strong brands. If we are not able to effectively promote our brands, our ability to expand our subscriber base will be impaired and our business and operating results will be harmed.

We market our solutions through various brands, including Bluehost, Domain.com, FatCow, Homestead, HostGator, iPage and iPower. We believe that by cultivating many different brands, we are better able to target our marketing efforts to the specific needs and preferences of a highly diverse and highly fragmented SMB market than if we relied on one brand or a few brands. We also believe that establishing and maintaining our brands is critical to our efforts to attract and expand our subscriber base due to the highly competitive nature of our industry, including the likelihood that we may face competition from new entrants with new or well-established brands seeking to market to SMBs, the growing number of Internet sites and companies and corresponding proliferation of brands, and the low barriers to entry for companies offering cloud-based technologies to SMBs, especially providers of niche services, such as mobile application developers, which are often able to operate with low capital and operating expenses.

If we do not continue to build awareness of our brands, we could be placed at a competitive disadvantage to companies whose brands are, or become, more recognizable than ours. To attract and retain subscribers and to promote and maintain our brands in response to competitive pressures, we may have to substantially increase our financial commitment to creating and maintaining distinct brand loyalty among subscribers or eliminate certain of our brands. Because we have multiple brands, our financial commitment to creating and maintaining distinct brand loyalty among subscribers may be higher than for our competitors which typically market their products through fewer brands. If subscribers, as well as our third-party referral marketing, distribution and reseller partners, do not perceive our existing solutions to be of high quality, or if we introduce new services or enter into new business ventures that are not favorably received by such parties, the value of our brands could be diminished, thereby decreasing the attractiveness of our solutions to such parties. As a result, our operating results may be adversely affected by decreased brand recognition and harm to our reputation.

Our success depends in part on our strategic relationships and alliances with third parties.

In order to expand our business, we plan to continue to rely on third-party relationships and alliances, such as with referrers and promoters of our brands and solutions, as well as with our providers of solutions and services that we offer to subscribers.

We are accredited by ICANN and various other registries as a domain name registrar. We are dependent on these relationships to offer our domain name services to our subscribers. Identifying, negotiating, documenting and managing relationships with third parties requires significant time and resources, and it is possible that we may not be able to devote the time and resources we expect to such relationships. Integrating and customizing third parties’ solutions with our platforms also requires us to expend significant time and resources to ensure that each respective solution works with our platforms, as well as with our other products and services. If we fail to comply with domain name registry requirements, we could lose our accreditation, which would have a material adverse effect on our business.

If third-party partners fail to promote our brands or to refer new subscribers to us, fail to comply with regulations or are forced to change their marketing efforts due to new regulations or cease to be viewed as credible sources of information by our potential subscribers, we may face decreased demand for our solutions and loss of revenue. In some cases, we rely on third-party partners to purchase our solutions and resell them to their customer bases. These partners have the direct contractual relationships with our ultimate subscribers and, therefore, we risk the loss of both our third-party partners and their customers if our services fail to meet expectations or if our partners fail to perform their obligations or deliver the level of service to the ultimate subscriber that we expect.

We also rely on our relationships with our product partners whose solutions, including site builders, shopping carts and security tools, we offer to our subscribers. A majority of our offerings are provided by third parties. We may be unable to continue our relationship with any of these partners if, for example, they decline to continue to work with us or are acquired by third parties. In such an event, we may not be able to continue to offer these third-party tools to our subscribers or we may be forced to find an alternative that may be inferior to the solution that we had previously offered, which could harm our business and our operating results.

In order to offer our solutions to our subscribers, we also rely on software licensed from or hosted by third parties. In addition, we may need to obtain future licenses from third parties to use intellectual property associated with the development of our solutions, which might not be available to us on acceptable terms, or at all. Any loss of the right to use any software or other intellectual property required for the development and maintenance of our solutions could result in delays in the provision of our solutions until equivalent technology is either developed by us, or, if available, is identified, obtained and integrated. Any errors or defects in third-party software could result in errors or a failure of our solutions which could harm our business and operating results. Further, we cannot be certain that the owners’ rights in their technologies will not be challenged, invalidated or circumvented.

If any of the third parties on which we rely fails to perform as expected, breaches or terminates their agreement with us, or becomes engaged in a dispute with us, our reputation could be adversely affected and our business could be harmed.

The international nature of our business and our continued international expansion expose us to business risks that could limit the effectiveness of our growth strategy and cause our operating results to suffer.

We currently maintain offices, conduct operations and/or have sales and other personnel in the United States, Brazil and India, and we intend to expand our international operations. For example, in August 2013, we agreed to acquire Directi, subject to the satisfaction or waiver of specified customary closing conditions, and we may in the future seek to make other acquisitions that help us access new international markets, enhance our data analytics and technology platform or add functionality and capabilities to our suite of products and services.

Any international expansion efforts that we undertake may not be successful. In addition, conducting operations in international markets subjects us to new risks that we have not generally faced in the United States. These risks include:

•	localization of the marketing and deployment of our solutions, including translation into foreign languages and adaptation for local practices and regulatory requirements;

•	longer than expected lead times for, or the failure of, an SMB market for our solutions to develop in the countries and regions in which we are opening offices and conducting operations;

•	our inability to effectively market our solutions to SMBs due to our failure to adapt to local cultural norms, technology standards, billing and collection standards or pricing models;

•	lack of familiarity with, and burdens of, complying with foreign laws, legal standards, regulatory requirements, tariffs and other barriers, including laws related to employment or labor, or laws regarding liability of online service providers for activities of subscribers, such as infringement or illegal activities, and more stringent laws in foreign jurisdictions relating to defamation or the privacy and protection of third-party data;

•	difficulties in identifying and managing local staff, systems integrators, technology partners, and other third-party vendors and service providers;

•	differing technology practices and needs that we are not able to meet, including an increased demand from our international subscribers that our cloud-based solutions be easily accessible and operational on smartphones and tablets;

•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

•	management, communication and integration problems resulting from cultural or language differences and geographic dispersion;

•	diversion of our management’s attention and resources to explore, negotiate, or close acquisitions and to integrate, staff and manage geographically remote operations and employees;

•	sufficiency of qualified labor pools in various international markets;

•	competition from companies with international operations, including large international competitors and entrenched local companies;

•	changes in global currency systems or fluctuations in exchange rates that may increase the volatility of or adversely affect our foreign-based revenue;

•	compliance with the Foreign Corrupt Practices Act, economic sanction laws and regulations, export controls and other U.S., non-U.S. and local laws and regulations regarding international and multi-national business operations;

•	potentially adverse tax consequences, including the complexities of foreign value added tax (or other tax) systems, our inadvertent failure to comply with all relevant foreign tax rules and regulations due to our lack of familiarity with the jurisdiction’s tax laws, and restrictions and withholdings on the repatriation of earnings;

•	uncertain political and economic climates; and

•	reduced or varied protection for intellectual property rights in some countries.

These factors may cause our international costs of doing business to exceed our comparable domestic costs. Any negative impact from our international business efforts could adversely affect our business, operating results and financial condition as a whole.

In addition, our ability to expand internationally and attract and retain non-U.S. SMB subscribers may be adversely affected by concerns about the extent to which U.S. governmental and law enforcement agencies may obtain data under the Foreign Intelligence Surveillance Act and Patriot Act and similar laws and regulations. Such non-U.S. SMB subscribers may decide that the privacy risks of storing data with a U.S.-based company may outweigh the benefits and opt to seek solutions from a company based outside of the United States. In addition, certain foreign governments are considering mandating on-shore storage of their citizens’ data. If any such requirements are adopted, it may adversely affect our ability to attract, retain or cost-effectively serve non-U.S. SMB subscribers.

Our growing operations in India and use of an India-based service provider may expose us to risks that could have an adverse effect on our costs of operations and harm our business.

We currently use India-based third-party service providers to provide certain outsourced services to support our U.S.-based operations, including email- and chat-based customer and technical support, billing support, network monitoring and engineering and development services, as well as to staff and operate our HostGator India business. As our operations grow, we may increase our use of these and other India-based outsourced service providers. Although there are cost advantages to operating in India, significant growth in the technology sector in India has increased competition to attract and retain skilled employees and has led to a commensurate increase in compensation costs. In the future, we or our third-party service providers may not be able to hire and retain such personnel at compensation levels consistent with our existing compensation and salary structure in India. In addition, upon the completion of our pending acquisition of Directi, we will also employ an India-based workforce. Our use of a workforce in India exposes us to disruptions in the business, political and economic environment in that region. Our operations in India require us to comply with local laws and regulatory requirements, which are complex and of which we may not always be aware, and expose us to foreign currency exchange rate risk. Our Indian operations may also subject us to trade restrictions, reduced or inadequate protection for intellectual property rights, security breaches and other factors that may adversely affect our business. Negative developments in any of these areas could increase our costs of operations or otherwise harm our business.

We rely on a limited number of co-located data centers to deliver most of our services. If we are unable to renew our data center agreements on favorable terms, or at all, our operating margins and profitability could be adversely affected and our business could be harmed.

We do not own our data centers. Rather, we occupy them pursuant to co-location service agreements with third-party data center facilities which have built and maintain the co-located data centers for us and other parties. We currently serve most of our subscribers from six co-located data center facilities located in Massachusetts (two), Texas (two), Utah and California. Although we own the servers in these co-located data centers, except in the case of our Dallas, Texas facility, and engineer and architect the systems upon which our platforms run, we do not control the operation of these facilities.

The terms of our existing co-located data center agreements vary in length and expire over a period ranging from 2014 through 2020. The owners of these or our other co-located data centers have no obligation to continue such arrangements beyond their current terms, nor are they obligated to renew their agreements with us on terms acceptable to us, or at all.

Our existing co-located data center agreements may not provide us with adequate time to transfer operations to a new facility in the event of early termination or if we were unable to negotiate a short-term transition arrangement or renew these agreements on terms acceptable to us. If we were required to move our equipment to a new facility without adequate time to plan and prepare for such migration, we would face significant challenges due to the technical complexity, risk and high costs of the relocation. Any such migration would result in significant costs for us and significant downtime for large numbers of our subscribers. This could damage our reputation and cause us to lose current and potential subscribers, which would harm our operating results and financial condition.

Even if we are able to renew the agreements on our existing co-located data center facilities, we expect that the lease rates will be higher than those we pay under our existing agreements. If we fail to increase our revenue by amounts sufficient to offset any increases in lease rates for these facilities, our operating results may be materially and adversely affected.

We currently intend to continue to contract with third-party data center operators, but we could be forced to re-evaluate those plans depending on the availability and cost of data center facilities, the ability to influence and control certain design aspects of the data center, and economic conditions affecting the data center operator’s ability to add additional facilities.

If our solutions and software contain serious errors or defects, then we may lose revenue and market acceptance and may incur costs to defend or settle claims.

Complex technology platforms, software applications and systems such as ours often contain errors or defects, such as errors in computer code or other systems errors, particularly when first introduced or when new versions or enhancements are released. Because we also rely on third parties to develop many of our solutions, our products and services may contain additional errors or defects as a result of the integration of the third party’s product. Despite quality assurance measures, internal testing and beta testing by our subscribers, we cannot guarantee that our current and future solutions will not be free of serious defects, which could result in lost revenue or a delay in market acceptance.

Since our subscribers use our solutions to maintain an online presence for their business, errors, defects or other performance problems could result in damage to our subscribers and their businesses. They could elect not to renew their agreements, delay or withhold payments to us, or seek significant compensation from us for the losses they or their businesses suffer. Although our subscriber agreements typically contain provisions designed to limit our exposure to certain claims, existing or future laws or unfavorable judicial decisions could negate or diminish these limitations. Even if not successful, a claim brought against us could be time-consuming and costly and could seriously damage our reputation in the marketplace, making it harder for us to acquire and retain subscribers.

Because we are required to recognize revenue for our subscription-based services over the term of the applicable subscriber agreement, changes in our sales may not be immediately reflected in our operating results. The requirement that we prepay domain registries for domain names may also lead to fluctuations in our liquidity that are not immediately reflected in our operating results. In addition, we may not have adequate reserves in the event that our historical levels of refunds increase, which could adversely affect our liquidity and profitability.

We recognize revenue from our subscribers ratably over the respective terms of their agreements with us. These contracts are generally for service periods of up to 36 months. Accordingly, increases in sales during a particular period do not translate into corresponding increases in revenue during that same period, and a substantial portion of the revenue that we recognize during a quarter is derived from deferred revenue from our agreements with subscribers that we entered into during previous quarters. As a result, we may not generate net earnings despite substantial sales activity during a particular period, since we are not allowed under applicable accounting rules to recognize all of the revenue from these sales immediately, and because we are required to record a significant portion of our related operating expenses during that period. Conversely, the existence of substantial deferred revenue may prevent deteriorating sales activity from becoming immediately apparent in our reported operating results.

In addition, we may not be able to adjust spending in a timely manner to compensate for any unexpected revenue shortfall, and any significant shortfall in revenue relative to planned expenditures could adversely affect our business and operating results.

In connection with our domain registration services, as a registrar, we are required under our agreements with domain registries to prepay the domain registry for the term for which a domain is registered. We recognize this prepayment as an asset on our consolidated balance sheet and record domain revenue and the domain registration expense ratably over the term that a domain is registered. This cash payment to the domain registry may lead to fluctuations in our liquidity that is not immediately reflected in our operating results.

In addition, our standard terms of service permit our subscribers to seek refunds from us in certain instances, and we maintain reserves to provide such refunds. The amount of such reserves is based on the amount of refunds that we have provided in the past. If our actual level of refund claims exceeds our estimates and our refund reserves are not adequate to cover such claims, our liquidity or profitability could be adversely affected.

We depend on the experience and expertise of our senior management team, and the loss of any member of our senior management team could have an adverse effect on our business, financial condition and operating results.

Our success and future performance depends in significant part upon the continued service of our senior management team, particularly Hari Ravichandran, our founder, president and chief executive officer. The members of our senior management team are not contractually obligated to remain employed by us. Accordingly, and in spite of our efforts to retain our senior management team with long-term equity incentives, any member of our senior management team could terminate his or her employment with us at any time and go to work for one of our competitors after the expiration of his or her non-compete period. The replacement of members of our senior management team likely would involve significant time and expense, and the loss of one or more members of our senior management team could significantly delay, prevent the achievement of or make it more difficult for us to pursue and execute on our business objectives, and could have an adverse effect on our business, financial condition and operating results.

Our growth will be adversely affected if we cannot continue to successfully retain, hire, train and manage our key employees.

Our ability to successfully pursue our growth strategy will depend on our ability to attract, retain and motivate key employees across our business. In particular, we are dependent on our platform engineers and those who manage our customer sales and service employees. We face intense competition for these and other employees from numerous technology, software and manufacturing companies, and we cannot ensure that we will be able to attract, integrate or retain additional qualified employees in the future. For example, our competitors may be able to attract and retain more qualified platform engineering, product development, software engineering and marketing employees and customer sales and service managers by offering more competitive compensation packages. If we are unable to attract new employees and retain our current employees, we may not be able to develop and maintain our services at the same levels as our competitors and we may, therefore, lose subscribers and market share. Our failure to attract and retain qualified individuals could have an adverse effect on our ability to execute on our business objectives and, as a result, our ability to compete could decrease, our operating results could suffer and our revenue could decrease.

We are subject to governmental regulation and other legal obligations, particularly related to privacy, data protection and information security, and our actual or perceived failure to comply with such obligations could harm our business. Compliance with such laws could also impair our efforts to maintain and expand our subscriber base, and thereby decrease our revenue.

We are subject to a variety of laws and regulations, including regulation by various government agencies, including the U.S. Federal Trade Commission, or FTC, and various state and local agencies.

We collect personally identifiable information and other data from our subscribers and prospective subscribers. We use this information to provide services to our subscribers, to support, expand and improve our business and, subject to each subscriber’s or prospective subscriber’s right to decline, or opt-out, we may use this information to market other products and services to them. We may also share subscribers’ personally identifiable information with third parties as authorized by the subscriber or as described in the applicable privacy policy.

The U.S. federal and various state and foreign governments have adopted or proposed limitations on the collection, distribution, use and storage of personal information of individuals, and the FTC and many state attorneys general are applying federal and state consumer protection laws as imposing standards for the online collection, use and dissemination of data. However, these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices. Any failure or perceived failure by us to comply with privacy or security laws, policies, legal obligations or industry standards or any security incident that results in the unauthorized release or transfer of personally identifiable information or other subscriber data may result in governmental enforcement actions, litigation, fines and penalties and/or adverse publicity and could cause our subscribers to lose trust in us, which could have an adverse effect on our reputation and business.

Some proposed laws or regulations concerning privacy, data protection and information security are in their early stages, and we cannot yet determine the impact these laws and regulations, if implemented, may have on our business. Future laws or regulations could impair our ability to collect and/or use user information that we use to provide targeted advertising to our users, thereby impairing our ability to maintain and grow our subscriber base and increase revenue. Future restrictions on the collection, use, sharing or disclosure of our subscribers’ data or additional requirements for express or implied consent of subscribers for the use and disclosure of such information could require us to modify our solutions and features, possibly in a material manner, and could limit our ability to develop new services and features.

In addition, several foreign countries and governmental bodies, including the European Union and Canada, have regulations dealing with the collection and use of personal information obtained from their residents, which are often more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of personal information that identifies or may be used to identify an individual, such as names, email addresses, and in some jurisdictions, Internet Protocol, or IP, addresses. Although we are working to comply with those regulations that apply to us, such regulations and laws may be modified and new laws may be enacted in the future. Within the European Union, legislators are currently considering a revision to the 1995 European Union Data Protection Directive that may include more stringent operational requirements for processors and controllers of personal information and that would impose significant penalties for non-compliance. If our privacy or data security measures fail to comply with current or future laws and regulations, we may be subject to litigation, regulatory investigations, fines or other liabilities, as well as negative publicity and a potential loss of business. Moreover, if future laws and regulations limit our subscribers’ ability to use and share personal information or our ability to store, process and share personal information, demand for our solutions could decrease, our costs could increase, and our business, results of operations and financial condition could be harmed.

In recent years, U.S. and European lawmakers and regulators have expressed concern over the use of third-party cookies or web beacons for online behavioral advertising, and legislation adopted recently in the European Union requires informed consent for the placement of a cookie on a user’s device. Although we are working to comply with this legislation, we are not yet in full compliance. Regulation of cookies and web beacons may lead to broader restrictions on our research activities, including efforts to understand users’ Internet usage. Such regulations may have a chilling effect on businesses, such as ours, that collect and use online usage information and may increase the cost of maintaining a business that collects or uses online usage information, increase regulatory scrutiny and increase the potential for civil liability under consumer protection laws. In response to marketplace concerns about the usage of third-party cookies and web beacons to track user behaviors, providers of major browsers have included features that allow users to limit the collection of certain data in general or from specified websites. These developments could impair our ability to collect user information that helps us provide more targeted advertising to our users.

In addition, in connection with the marketing and advertisement of our products and services, we could be the target of claims relating to false or deceptive advertising, including under the auspices of the FTC and the consumer protection statutes of some states.

New interpretations of existing laws, regulations or standards could require us to incur additional costs and restrict our business operations, and any failure by us to comply with applicable requirements may result in governmental enforcement actions, litigation, fines and penalties or adverse publicity, which could have an adverse effect on our reputation and business.

Security and privacy breaches may harm our business.

Due to the fact that our solutions are cloud-based, we store and transmit large amounts of sensitive, confidential, personal and proprietary information over public communications networks. Any security breach, virus, accident, employee error, criminal activity or malfeasance, fraudulent service plan order, impersonation scam perpetrated against us, intentional misconduct by computer hackers or similar breach or disruption could result in unauthorized access, usage or disclosure, or loss of, confidential information, as well as interruptions, delays or cessation of service to our subscribers, each of which may cause damage to our reputation and result in increased security costs, litigation, regulatory investigations or other liabilities. For example, in February 2012, prior to our acquisition of HostGator, a HostGator employee obtained unauthorized access to systems running HostGator subscribers’ websites, which would have permitted the employee to access private and confidential information stored on those websites. Although HostGator implemented system fixes and took other steps to prevent such security breaches prior to our acquisition of that company in July 2012, similar security breaches of subscriber information on our systems may occur in the future. The risk that these types of events could seriously harm our business is likely to increase as we expand the number of technology solutions and services that we offer and expand our operations in foreign countries.

In addition, many states in which we have subscribers have enacted regulations requiring us to notify subscribers in the event that certain subscriber information is accessed, or believed to have been accessed, without authorization, and in some cases also develop proscriptive policies to protect against such unauthorized access. Such notifications can result in private causes of action being filed against us. Should we experience a loss of protected data, efforts to enhance controls, assure compliance and address penalties imposed by such regulatory regimes could increase our costs.

Organizations generally, and Internet-based organizations in particular, remain vulnerable to highly targeted attacks aimed at exploiting network-specific applications or weaknesses. Techniques used to obtain unauthorized access to, or to sabotage, systems often are not recognized until launched against a target. Hackers are increasingly using powerful new tactics including evasive applications, proxies, tunneling, encryption techniques, vulnerability exploits, buffer overflows, denial of service attacks, or DDoS attacks, botnets and port scans. For example, from time to time, we and many other Internet-based businesses are the targets of DDoS attacks in which attackers attempt to block subscribers’ access to our websites. If we are unable to avert a DDoS or other attack for any significant period, we could sustain substantial revenue loss from lost sales and subscriber dissatisfaction. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks. Moreover, we may not be able to immediately detect that such an attack has been launched, if, for example, unauthorized access to our systems was obtained without our knowledge in preparation for an attack contemplated to commence in the future. Cyber-attacks may target us, our subscribers, our partners, banks, credit card processors, delivery services, e-commerce in general or the communication infrastructure on which we depend.

Our subscribers may also use weak passwords, accidentally disclose their passwords or store them on a mobile device that is lost or stolen, or otherwise compromise the security of their data, creating the perception that our systems are not secure against third-party access. In addition, if third parties with which we work, such as vendors or developers, violate applicable laws or our policies, such violations may also put our subscribers’ information at risk and could in turn have an adverse effect on our business.

If an actual or perceived security breach occurs, the market’s perception of our security measures could be harmed and we could lose sales and current and potential subscribers. Any significant violations of data privacy could result in the loss of business, litigation and regulatory investigations and penalties that could damage our reputation and adversely affect our operating results and financial condition. Furthermore, if a high profile security breach occurs with respect to another provider of cloud-based technologies, our subscribers and potential subscribers may lose trust in the security of these business models generally, which could harm our ability to retain existing subscribers or attract new ones.

Failure to adequately protect and enforce our intellectual property rights could substantially harm our business and operating results.

We have devoted substantial resources to the development of our intellectual property, proprietary technologies and related processes. In order to protect our intellectual property, proprietary technologies and processes, we rely upon a combination of trademark, patent and trade secret law, as well as confidentiality procedures and contractual restrictions. These afford only limited protection, may not prevent disclosure of confidential information, may not provide an adequate remedy in the event of misappropriation or unauthorized disclosure, and may not now or in the future provide us with a competitive advantage. Despite our efforts to protect our intellectual property rights, unauthorized parties, including employees, subscribers and third parties, may make unauthorized or infringing use of our products, services, software and other functionality, in whole or in part, or obtain and use information that we consider proprietary.

Policing our proprietary rights and protecting our brands and domain names is difficult and costly and may not always be effective. In addition, we may need to enforce our rights under the laws of countries that do not protect proprietary rights to as great an extent as do the laws of the United States and any changes in, or unexpected interpretations of, the intellectual property laws in any country in which we operate may compromise our ability to enforce our intellectual property rights.

We have registered, or applied to register, the trademarks associated with several of our leading brands in the United States and in certain other countries. Competitors may have adopted, and in the future may adopt, service or product names similar to ours, which could impede our ability to build our brands’ identities and possibly lead to confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of the terms or designs of one of our trademarks.

Litigation or proceedings before the U.S. Patent and Trademark Office or other governmental authorities and administrative bodies in the United States and abroad may be necessary to enforce our intellectual property rights or to defend against claims of infringement or invalidity. Such litigation or proceedings could be costly, time-consuming and distracting to our management, result in a diversion of resources, the impairment or loss of portions of our intellectual property, and have a material adverse effect on our business and operating results. There can be no assurance that our efforts to enforce or protect our proprietary rights will be adequate or that our competitors will not independently develop similar technology. In addition, the legal standards relating to the validity, enforceability and scope of protection of intellectual property rights on the Internet are uncertain and still evolving. Our failure to meaningfully establish and protect our intellectual property could result in substantial costs and diversion of resources and could substantially harm our business and operating results.

We could incur substantial costs as a result of any claim of infringement of another party’s intellectual property rights.

In recent years, there has been significant litigation in the United States and abroad involving patents and other intellectual property rights. Companies providing Internet-based products and services are increasingly bringing and becoming subject to suits alleging infringement of proprietary rights, particularly patent rights, and to the extent we face increasing competition and become increasingly visible as a publicly-traded company, or if we become more successful, the possibility of intellectual property infringement claims may increase. In addition, our exposure to risks associated with the use of intellectual property may increase as a result of acquisitions that we make or our use of software licensed from or hosted by third parties, as we have less visibility into the development process with respect to such technology or the care taken to safeguard against infringement risks. Third parties may make infringement and similar or related claims after we have acquired or licensed technology that had not been asserted prior to our acquisition or license. To the extent we expand our international activities, our exposure to unauthorized copying and use of our products and proprietary information may increase.

Many companies are devoting significant resources to obtaining patents that could affect many aspects of our business. Since we do not have a significant patent portfolio, this may prevent us from deterring patent infringement claims, and our competitors and others may now and in the future have significantly larger and more mature patent portfolios than we have.

We have filed several patent applications in the United States and foreign counterpart filings for some of those applications. We cannot assure you that any patents will issue from any such patent applications, that patents that issue from such applications will give us the protection that we seek, or that any such patents will not be challenged, invalidated or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringers.

The risk of patent litigation has been amplified by the increase in certain third parties, so-called “non-practicing entities,” whose sole business is to assert patent claims and against which our own intellectual property portfolio may provide little deterrent value. We could incur substantial costs in prosecuting or defending any intellectual property litigation. If we sue to enforce our rights or are sued by a third party that claims that our solutions infringe its rights, the litigation could be expensive and could divert our management’s time and attention. Even a threat of litigation could result in substantial expense and time. For example, on September 24, 2013, our subsidiary Bluehost was sued by Ziplink, Inc. in a patent-infringement case (Ziplink, Inc. v. Bluehost, Inc., Civil Action No. 3:13-cv-1396) (U.S. District Court for the District of Connecticut). The complaint alleges that we have infringed U.S. Patent Nos. 7,672,998 and 8,271,596, both entitled “Apparatus and Methods for Controlling the Transmission of Messages.” Ziplink, Inc. is seeking damages and an injunction. At this time, we are unable to form a judgment regarding a range of potential loss for the claim. While we do not believe that this litigation will have a material adverse effect on our business, financial condition, or operating results, we cannot assure you that this will be the case.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure. In addition, during the course of any such litigation, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock.

Any intellectual property litigation to which we might become a party, or for which we are required to provide indemnification, may require us to do one or more of the following:

•	cease selling or using solutions that incorporate the intellectual property that our solutions allegedly infringe;

•	make substantial payments for legal fees, settlement payments or other costs or damages;

•	obtain a license, which may not be available on reasonable terms or at all, to sell or use the relevant technology; or

•	redesign the allegedly infringing solutions to avoid infringement, which could be costly, time-consuming or impossible.

If we are required to make substantial payments or undertake any of the other actions noted above as a result of any intellectual property infringement claims against us, our business or operating results could be harmed.

Our use of “open source” software could adversely affect our ability to sell our services and subject us to possible litigation.

We use open source software, such as OpenStack, in providing a substantial portion of our solutions, and we may incorporate additional open source software in the future. Such open source software is generally licensed by its authors or other third parties under open source licenses. If we fail to comply with these licenses, we may be subject to certain conditions, including requirements that we offer our solutions that incorporate the open source software for no cost; that we make available source code for modifications or derivative works we create based upon, incorporating or using the open source software; and/or that we license such modifications or derivative works under the terms of the particular open source license. In addition, if a third-party software provider has incorporated open source software into software that we license from such provider, we could be required to disclose any of our source code that incorporates or is a modification of such licensed software. If an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending such allegations and could be subject to significant damages, enjoined from the sale of our solutions that contained the open source software, and required to comply with the foregoing conditions, which could disrupt the distribution and sale of some of our solutions. In addition, there have been claims challenging the ownership of open source software against companies that incorporate open source software into their products. As a result, we could be subject to suits by parties claiming ownership of what we believe to be open source software. Such litigation could be costly for us to defend, have a negative effect on our operating results and financial condition or require us to devote additional research and development resources to change our products.

We could face liability, or our reputation might be harmed, as a result of the activities of our subscribers, the content of their websites or the data they store on our servers.

Our role as a provider of cloud-based solutions, including website hosting services and domain registration services, may subject us to potential liability for the activities of our subscribers on or in connection with their websites or domain names or for the data they store on our servers. Although our subscriber terms of use prohibit illegal use of our services by our subscribers and permit us to take down websites or take other appropriate actions for illegal use, subscribers may nonetheless engage in prohibited activities or upload or store content with us in violation of applicable law or the subscriber’s own policies, which could subject us to liability.

Several U.S. federal statutes may apply to us with respect to various subscriber activities:

•	The Digital Millennium Copyright Act of 1998, or DMCA, provides recourse for owners of copyrighted material who believe that their rights under U.S. copyright law have been infringed on the Internet. Under the DMCA, based on our current business activity as an Internet service provider that does not own or control website content posted by our subscribers, we generally are not liable for infringing content posted by our subscribers or other third parties, provided that we follow the procedures for handling copyright infringement claims set forth in the DMCA. Generally, if we receive a proper notice from, or on behalf, of a copyright owner alleging infringement of copyrighted material located on websites we host, and we fail to expeditiously remove or disable access to the allegedly infringing material or otherwise fail to meet the requirements of the safe harbor provided by the DMCA, the copyright owner may seek to impose liability on us. Technical mistakes in complying with the detailed DMCA take-down procedures could subject us to liability for copyright infringement.

•	The Communications Decency Act of 1996, or CDA, generally protects online service providers, such as us, from liability for certain activities of their customers, such as the posting of defamatory or obscene content, unless the online service provider is participating in the unlawful conduct. Under the CDA, we are generally not responsible for the subscriber-created content hosted on our servers. Consequently, we do not monitor hosted websites or prescreen the content placed by our subscribers on their sites. However, the CDA does not apply in foreign jurisdictions and we may nonetheless be brought into disputes between our subscribers and third parties which would require us to devote management time and resources to resolve such matters and any publicity from such matters could also have an adverse effect on our reputation and therefore our business.

•	In addition to the CDA, the Securing the Protection of our Enduring and Established Constitutional Heritage Act, or the SPEECH Act, provides a statutory exception to the enforcement by a U.S. court of a foreign judgment for defamation under certain circumstances. Generally, the exception applies if the defamation law applied in the foreign court did not provide at least as much protection for freedom of speech and press as would be provided by the First Amendment of the U.S. Constitution or by the constitution and law of the state in which the U.S. court is located, or if no finding of defamation would be supported under the First Amendment of the U.S. Constitution or under the constitution and law of the state in which the U.S. court is located. Although the SPEECH Act may protect us from the enforcement of foreign judgments in the United States, it does not affect the enforceability of the judgment in the foreign country that issued the judgment. Given our international presence, we may therefore, nonetheless, have to defend against or comply with any foreign judgments made against us, which could take up substantial management time and resources and damage our reputation.

Although these statutes and case law in the United States have generally shielded us from liability for subscriber activities to date, court rulings in pending or future litigation, or future legislative or regulatory actions, may narrow the scope of protection afforded us under these laws. In addition, laws governing these activities are unsettled in many international jurisdictions, or may prove difficult or impossible for us to comply with in some international jurisdictions.

Also, notwithstanding the exculpatory language of these bodies of law, we may be embroiled in complaints and lawsuits which, even if ultimately resolved in our favor, add cost to our doing business and may divert management’s time and attention. Finally, other existing bodies of law, including the criminal laws of various states, may be deemed to apply or new statutes or regulations may be adopted in the future, any of which could expose us to further liability and increase our costs of doing business.

We may face liability for, or become involved in disputes over, ownership or control of subscriber accounts, websites or domain names.

As a provider of cloud-based solutions, including as a registrar of domain names and related services, we from time to time become aware of disputes over ownership or control of subscriber accounts, websites or domain names. For example, disputes may arise as a result of a subscriber’s engaging a webmaster or other third party to help set up a web hosting account, register or renew a domain name, build a website, upload content, or set up email or other services.

We could face potential claims to tort law liability for our failure to renew a subscriber’s domain, and we have faced such liability in the past. We could also face potential tort law liability for our role in the wrongful transfer of control or ownership of accounts, websites or domain names. The safeguards and procedures we have adopted may not be successful in insulating us against liability from such claims in the future. In addition, we face potential liability for other forms of account, website or domain name “hijacking,” including misappropriation by third parties of our network of subscriber accounts, websites or domain names and attempts by third parties to operate accounts, websites or domain names or to extort the subscriber whose accounts, websites or domain names were misappropriated. Furthermore, our risk of incurring liability for a security breach on or in connection with a subscriber account, website or domain name would increase if the security breach were to occur following our sale to a subscriber of an SSL certificate that proved ineffectual in preventing it. Finally, we are exposed to potential liability as a result of our domain privacy service, wherein the identity and contact details for the domain name registrant are masked. Although our terms of service reserve the right to provide the underlying WHOIS information and/or to cancel privacy services on domain names giving rise to domain name disputes, including when we receive reasonable evidence of an actionable harm, the safeguards we have in place may not be sufficient to avoid liability, which could increase our costs of doing business.

Occasionally a subscriber may register a domain name that is identical or similar to another party’s trademark or the name of a living person. Disputes involving registration or control of domain names are often resolved through the Uniform Domain Name Dispute Resolution Policy, or UDRP, ICANN’s administrative process for domain name dispute resolution, or less frequently through litigation under the Anticybersquatting Consumer Protection Act, or ACPA, or under general theories of trademark infringement or dilution. The UDRP generally does not impose liability on registrars, and the ACPA provides that registrars may not be held liable for registering or maintaining a domain name absent a showing of bad faith, intent to profit or reckless disregard of a court order by the registrar. However, we may face liability if we fail to comply in a timely manner with procedural requirements under these rules. In addition, these processes typically require at least limited involvement by us and, therefore, increase our cost of doing business. The volume of domain name registration disputes may increase in the future as the overall number of registered domain names increases.

We are subject to governmental export controls and economic sanctions laws that could impair our ability to compete in international markets and subject us to liability if we are not in full compliance with applicable laws.

Our business activities are subject to various restrictions under U.S. export controls and trade and economic sanctions laws, including the U.S. Commerce Department’s Export Administration Regulations and economic and trade sanctions regulations maintained by the U.S. Treasury Department’s Office of Foreign Assets Control. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to civil or criminal penalties and reputational harm. In addition, if our third-party resellers fail to comply with these laws and regulations in their dealings, we could face potential liability or penalties for violations. Obtaining the necessary authorizations, including any required license, for a particular transaction may be time-consuming, is not guaranteed, and may result in the delay or loss of sales opportunities. Furthermore, U.S. export control laws and economic sanctions laws prohibit certain transactions with U.S. embargoed or sanctioned countries, governments, persons and entities. Although we take precautions to prevent transactions with U.S. sanction targets, we have in the past inadvertently provided our solutions to persons prohibited by U.S. sanctions, and there is some risk that in the future we or our resellers could provide our solutions to such targets despite such precautions. This could result in negative consequences to us, including government investigations, penalties and reputational harm.

Changes in our solutions or changes in export and import regulations may create delays in the introduction and sale of our solutions in international markets, prevent our subscribers with international operations from deploying our solutions or, in some cases, prevent the export or import of our solutions to certain countries, governments or persons altogether. Any change in export or import regulations, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our solutions or decreased ability to export or sell our solutions to existing or potential subscribers with international operations. Any decreased use of our solutions or limitation on our ability to export or sell our solutions would likely adversely affect our business, financial condition and operating results.

Adverse economic conditions in the United States and international economies could harm our operating results.

Unfavorable general economic conditions, such as a recession or economic slowdown in the United States or in one or more of our other major markets, could adversely affect the affordability of, and demand for, our solutions. The recent national and global economic downturn affected many sectors of the economy and resulted in, among other things, declines in overall economic growth, consumer and corporate confidence and spending; increases in unemployment rates; and uncertainty about economic stability. These uncertainties may affect our business in a number of ways, making it difficult to accurately forecast and plan our future business activities. In particular, SMB spending patterns are difficult to predict and are sensitive to the general economic climate, the economic outlook specific to the SMB industry, the SMB’s level of profitability and debt and overall consumer confidence. Although the economy has shown signs of stabilization, there is no guarantee as to when or if overall SMB or consumer spending will return to pre-recession levels. Our solutions may be considered discretionary by many of our current and potential subscribers and be dependent upon levels of consumer spending. As a result, resellers and consumers considering whether to purchase our solutions may be influenced by macroeconomic factors that affect SMB and consumer spending such as unemployment, continuing increases in fuel costs, conditions in the real estate and mortgage markets and access to credit.

To the extent conditions in the economy deteriorate, our business could be harmed as subscribers may reduce or postpone spending and choose to discontinue our solutions, decrease their service level, delay subscribing for our solutions or stop purchasing our solutions all together. In addition, our efforts to attract new subscribers may be adversely affected. Weakening economic conditions may also adversely affect third parties with which we have entered into relationships and upon which we depend in order to grow our business, which could detract from the quality or timeliness of the products or services such parties provide to us and could adversely affect our reputation and relationships with our subscribers. In uncertain and adverse economic conditions, decreased consumer spending is likely to result in a variety of negative effects such as reduction in revenue, increased costs, lower gross margin percentages, increased allowances for doubtful accounts and write-offs of accounts receivable and recognition of impairments of assets, including goodwill and other intangible assets. Uncertainty and adverse economic conditions may also lead to a decreased ability to collect payment for our solutions and services due primarily to a decline in the ability of our subscribers to use or access credit, including through credit cards, which is how most of our subscribers pay for our services. We also expect to continue to experience volatility in foreign exchange rates, which could adversely affect the amount of expenses we incur and the revenue we record in future periods. If any of the above risks are realized, we may experience a material adverse effect on our business, financial condition and operating results.

Impairment of goodwill and other intangible assets would result in a decrease in earnings.

Current accounting rules provide that goodwill and other intangible assets with indefinite useful lives may not be amortized, but instead must be tested for impairment at least annually. These rules also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We have substantial goodwill and other intangible assets, and we would be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or intangible assets is determined. Any impairment charges or changes to the estimated amortization periods could have a material adverse effect on our financial results.

Risks Related to Our Substantial Indebtedness

Our substantial level of indebtedness could materially and adversely affect our financial condition and prevent us from fulfilling our obligations under our credit agreements and with respect to our other indebtedness.

We now have, and expect to continue to have, significant indebtedness that could result in a material and adverse effect on our business. As of September 30, 2013, we had approximately $1,198.8 million of aggregate indebtedness. On November 25, 2013, we completed a debt refinancing that resulted in our having approximately $1,050.0 million of aggregate indebtedness immediately following the closing of the transaction. This high level of debt could have important consequences, including:

•	increasing our vulnerability to general adverse economic and industry conditions;

•	requiring us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions, research and development efforts and other general corporate purposes;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	placing us at a competitive disadvantage if any of our competitors has less debt;

•	restricting our ability to pay dividends on our capital stock or redeem, repurchase or retire our capital stock or indebtedness;

•	limiting our ability to borrow additional funds;

•	exposing us to the risk of increased interest rates as certain of our borrowings are, and may in the future be, at variable interest rates; and

•	making it more difficult for us to satisfy our obligations with respect to our debt, including our obligation to repay amounts borrowed under our credit facilities under certain circumstances.

The occurrence of any one of these events could have a material adverse effect on our business, financial condition, results of operations and ability to satisfy our obligations under our outstanding credit agreements.

The terms of our credit agreements impose restrictions on our business, reducing our operational flexibility and creating default risks. Failure to comply with these restrictions, or other events, could result in default under these agreements that could trigger an acceleration of our indebtedness that we may not be able to repay.

Our credit agreements require compliance with a set of financial and non-financial covenants. These covenants contain numerous restrictions on our ability to incur additional debt, make restricted payments (including any dividends or other distributions in respect of our capital stock), sell assets, enter into affiliate transactions and take other actions. As a result, we may be restricted from engaging in business activities that may otherwise improve our business or from financing future operations or capital needs. Failure to comply with the covenants, if not cured or waived, could result in an event of default that could trigger acceleration of our indebtedness, which would require us to repay all amounts owing under the credit agreements and could have a material adverse impact on our business. Our credit agreements also contain provisions that trigger repayment obligations or an event of default upon a change of control, as well as various representations and warranties which, if breached, could lead to an event of default. We cannot be certain that our future operating results will be sufficient to ensure compliance with the covenants in our credit agreements or to remedy any defaults under our credit agreements. In addition, in the event of any default and related acceleration, we may not have or be able to obtain sufficient funds to make any accelerated payments.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

As of September 30, 2013, we had approximately $1,198.8 million of aggregate indebtedness, consisting of $883.8 million outstanding under our First Lien term loan facility and $315.0 million outstanding under our Second Lien term loan facility. As of September 30, 2013 there were no amounts outstanding under our revolving credit facility. On November 25, 2013, we completed a debt refinancing that resulted in the repayment in full of our Second Lien term loan facility. Immediately following the closing of the refinancing, we had approximately $1,050.0 million outstanding, all of it under our First Lien term loan facility. Under this facility, we are required to repay approximately $2.6 million of principal at the end of each quarter and are required to pay accrued interest upon the maturity of each interest accrual period. Interest accrual periods under the first term loan facility are typically three months in duration. The actual amounts of our debt servicing payments vary based on the amounts of indebtedness outstanding, the applicable interest accrual periods and the applicable interest rates, which vary based on prescribed formulas.

We expect to obtain the necessary funds to pay our expenses and the amounts due under our credit agreements from our operations. Our ability to pay our expenses and make these payments therefore depends on our future performance, which will be affected by financial, business, economic and other factors, many of which are beyond our control. Our business may not generate sufficient cash flow from operations in the future, which could result in our being unable to repay indebtedness, including the obligations under our credit agreements, or to fund other liquidity needs. If we do not have sufficient funds, we may be required to sell assets or incur additional indebtedness. We may need to refinance all or a portion of our indebtedness, including one or both of our credit agreements, at or before maturity. We may not be able to accomplish any of these alternatives on terms acceptable to us, or at all. In addition, the terms of existing or future credit agreements may restrict us from adopting any of these alternatives. The failure to generate sufficient cash flow or to achieve any of these alternatives could materially adversely affect our ability to pay the amounts due under our credit agreements.

EIG Investors, the borrower under our credit agreements, is a holding company, and therefore its ability to make any required payment on our credit agreements depends upon the ability of its subsidiaries to pay it dividends or to advance it funds.

EIG Investors, the borrower under our credit agreements, has no direct operations and no significant assets other than the stock of its subsidiaries. Because it conducts its operations through its operating subsidiaries, EIG Investors depends on those entities to generate the funds necessary to meet its financial obligations, including its required obligations under our credit agreements. The ability of our subsidiaries to make transfers and other distributions to EIG Investors will be subject to, among other things, the terms of any debt instruments of such subsidiaries then in effect and applicable law. If transfers or other distributions from our subsidiaries to EIG Investors were eliminated, delayed, reduced or otherwise impaired, our ability to make payments on the obligations under our credit agreements would be substantially impaired.

Our stock price may be volatile.

The trading price of our common stock may be volatile for the foreseeable future. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including the factors listed below and other factors described in this “Risk Factors” section:

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of comparable companies;

•	actual or anticipated changes in our earnings or any financial projections we may provide to the public, or fluctuations in our operating results or in the expectations of securities analysts;

•	ratings changes by debt ratings agencies;

•	short sales, hedging and other derivative transactions involving our capital stock;

•	announcements of technological innovations, new products, strategic alliances, or significant agreements by us or by our competitors;

•	litigation involving us;

•	investors’ general perception of us;

•	changes in general economic, industry and market conditions and trends; and

•	recruitment or departure of key personnel.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Because of the potential volatility of our stock price, we may become the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

If securities or industry analysts do not publish, or cease publishing, research or reports about us, our business or our market, or if they publish negative evaluations of our stock, the price of our stock and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. We do not have any control over these analysts. If one or more of the analysts covering our business downgrade their evaluations of our stock, the price of our stock could decline. If one or more of these analysts cease to cover our stock, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline.

A significant portion of our total outstanding shares may be sold into the public market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time after the expiration of the underwriter lock-up agreements entered into in connection with our initial public offering. These sales, or the market perception that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

As of November 30, 2013, we had 126,964,529 shares of common stock outstanding. Of these shares:

•	21,049,004 are freely tradable in the public market;

•	105,174,375 shares will be become eligible for sale into the public market upon expiration of underwriter lock-up agreements, subject to any applicable vesting requirements and volume limitations under federal securities laws, and in the case of shares held by certain investment funds and entities affiliated with either Warburg Pincus or Goldman Sachs, subject to a stockholders agreement between us and certain holders of our common stock;

•	741,150 shares were issued pursuant to restricted stock awards under our 2013 Stock Incentive Plan, or the 2013 Plan and will become eligible for sale into the public market once they are vested, subject to contractual lock up-agreements that expire concurrently with the underwriter lock-up agreements.

Under our stockholders agreement, investment funds and entities affiliated with either Warburg Pincus or Goldman Sachs are subject to additional contractual restrictions on the transfer of shares of our common stock. Those restrictions, however, may be waived at any time by the mutual agreement of certain investment funds and entities affiliated with either Warburg Pincus or Goldman Sachs. The underwriter lock –up agreements will expire on April 23, 2014, although the underwriters have the ability to waive the lockup agreements prior to that date in their discretion.

The 1,979,166 shares of our common stock that we expect to issue to Directi in connection with the Directi acquisition would also become eligible for sale into the public market on April 23, 2014, subject to any applicable volume limitations under federal securities laws.

Holders of an aggregate of 105,174,375 shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Once we register these shares, subject to any contractual lock-ups, they can be freely sold in the public market upon issuance, subject to the lock-up agreements described above, and any applicable vesting requirements.

We have also registered 18,000,000 shares of common stock that have been issued or reserved for future issuance under the 2013 Plan. As of November 30, 2013, there are a total of 6,846,444 shares of our common stock subject to outstanding restricted stock, restricted stock units and stock option awards under the 2013 Plan (including the 741,150 shares of restricted stock listed above). These shares, as well as any shares we grant in the future pursuant to the 2013 Plan, will be able to be freely sold in the public market once they are vested (and, in the case of stock options, once they are exercised), subject to the lock-up agreements described above.

Insiders have substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control.

As of November 30, 2013, our directors and executive officers and their affiliates beneficially own, in the aggregate, 77.4% of our outstanding common stock. Specifically, investment funds and entities affiliated with Warburg Pincus own, in the aggregate, 50.9% of our outstanding common stock, and investment funds and entities affiliated with Goldman Sachs own, in the aggregate, approximately 16.4% of our outstanding common stock. As a result, these stockholders, if they act together, could have significant influence over the outcome of matters submitted to our stockholders for approval. Our stockholders agreement contains agreements among the parties with respect to certain matters, including the election of directors, and certain restrictions on our ability to effect specified corporate transactions. If these stockholders were to act together, they could have significant influence over the management and affairs of our company. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock. In particular, the significant ownership interest of investment funds and entities affiliated with either Warburg Pincus or Goldman Sachs in our common stock could adversely affect investors’ perceptions of our corporate governance practices.

Although we are not currently relying and do not expect to rely on the “controlled company” exemption, we are a “controlled company” within the meaning of the NASDAQ Listing Rules, and we therefore qualify for exemptions from certain corporate governance requirements.

We are currently considered a “controlled company” under the NASDAQ Listing Rules. Under these rules, a company of which more than 50% of the voting power is held by another person or group of persons acting together is a “controlled company” and may elect not to comply with certain NASDAQ Listing Rules regarding corporate governance, including:

•	the requirement that a majority of our board of directors consist of independent directors;

•	the requirement that our nominating and corporate governance committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	the requirement that our compensation committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

These requirements will not apply to us as long as we remain a “controlled company.” Although we currently qualify as a “controlled company,” we are not currently relying and do not expect to rely on this exemption and we intend to fully comply with all corporate governance requirements under the NASDAQ Listing Rules. However, if we were to utilize some or all of these exemptions, you may not have the same protections afforded to stockholders of companies that are subject to all of the NASDAQ Listing Rules regarding corporate governance.

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and may remain an emerging growth company until December 31, 2018, subject to specified conditions. For so long as we remain an emerging growth company, we are permitted, and intend, to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will not be subject to new or revised accounting standards that are applicable to other public companies that are not emerging growth companies.

Anti-takeover provisions in our restated certificate of incorporation, our amended and restated bylaws and our stockholders agreement, as well as provisions of Delaware law, might discourage, delay or prevent a change in control of our company or changes in our management and, therefore, depress the trading price of our common stock.

Our restated certificate of incorporation, our amended and restated bylaws, our stockholders agreement and Delaware law contain provisions that may discourage, delay or prevent a merger, acquisition, or other change in control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares of our common stock. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. Our corporate governance documents include provisions:

•	authorizing blank check preferred stock, which could be issued without stockholder approval and with voting, liquidation, dividend and other rights superior to our common stock;

•	limiting the liability of, and providing indemnification to, our directors and officers;

•	limiting the ability of our stockholders to call and bring business before special meetings; provided that for so long as investment funds and entities affiliated with either Warburg Pincus or Goldman Sachs, collectively, own a majority of our outstanding capital stock, special meetings of our stockholders may be called by the affirmative vote of the holders of a majority of our outstanding voting stock;

•	providing that any action required or permitted to be taken by our stockholders must be taken at a duly called annual or special meeting of such stockholders and may not be taken by any consent in writing by such stockholders; provided that for so long as investment funds and entities affiliated with either Warburg Pincus or Goldman Sachs, collectively, own a majority of our outstanding capital stock, a meeting and vote of stockholders may be dispensed with, and the action may be taken without prior notice and without such meeting and vote if a written consent is signed by the holders of outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at the meeting of stockholders;

•	requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our board of directors; provided that no advance notice shall be required for nominations of candidates for election to our board of directors pursuant to our stockholders agreement;

•	controlling the procedures for the conduct and scheduling of board of directors and stockholder meetings;

•	providing our board of directors with the express power to postpone previously scheduled annual meetings and to cancel previously scheduled special meetings;

•	establishing a classified board of directors so that not all members of our board are elected at one time;

•	establishing Delaware as the exclusive jurisdiction for specified types of stockholder litigation involving us or our directors;

•	providing that for so long as investment funds and entities affiliated with Warburg Pincus have the right to designate at least three directors for election to our board of directors, certain actions required or permitted to be taken by our stockholders, including amendments to our restated certificate of incorporation or amended and restated bylaws and certain specified corporate transactions, may be effected only with the affirmative vote of 75% of our board of directors, in addition to any other vote required by applicable law;

•	providing that for so long as investment funds and entities affiliated with Warburg Pincus have the right to designate at least one director for election to our board of directors and for so long as investment funds and entities affiliated with Goldman Sachs have the right to designate one director for election to our board of directors, in each case, a quorum of our board of directors will not exist without at least one director designee of each of Warburg Pincus and Goldman Sachs present at such meeting; provided that if a meeting of our board of directors fails to achieve a quorum due to the absence of a director designee of Warburg Pincus or Goldman Sachs, as applicable, the presence of a director designee of Warburg Pincus or Goldman Sachs, as applicable, will not be required in order for a quorum to exist at the next meeting of our board of directors;

•	limiting the determination of the number of directors on our board of directors and the filling of vacancies or newly created seats on the board to our board of directors then in office; provided that for so long as investment funds and entities affiliated with either Warburg Pincus or Goldman Sachs have the right to designate at least one director for election to our board of directors, any vacancies will be filled in accordance with the designation provisions set forth in our stockholders agreement; and

•	providing that directors may be removed by stockholders only for cause by the affirmative vote of the holders of at least 75% of the votes that all our stockholders would be entitled to cast in an annual election of directors; provided that any director designated by investment funds and entities affiliated with either Warburg Pincus or Goldman Sachs may be removed with or without cause only by Warburg Pincus or Goldman Sachs, respectively, and for so long as investment funds and entities affiliated with either Warburg Pincus or Goldman Sachs, collectively, hold at least a majority of our outstanding capital stock, our directors, other than a director designated by investment funds and entities affiliated with either Warburg Pincus or Goldman Sachs, respectively, may be removed with or without cause by the affirmative vote of the holders of a majority of our outstanding capital stock.

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law, which prevents some stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without approval of the holders of substantially all of our outstanding common stock. Since the investment funds and entities affiliated with Warburg Pincus and Goldman Sachs became holders of more than 15% of our outstanding common stock in a transaction that was approved by our Board of Directors, the restrictions of Section 203 of the Delaware General Corporation law would not apply to a business combination transaction with any investment funds or entities affiliated with either Warburg Pincus or Goldman Sachs. In addition, our restated certificate of incorporation expressly exempts investment funds and entities affiliated with either Warburg Pincus or Goldman Sachs from the applicability of Section 203 of the Delaware General Corporation Law. Any provision of our restated certificate of incorporation or amended and restated bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.

The existence of the foregoing provisions and anti-takeover measures could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of our company, thereby reducing the likelihood that you could receive a premium for your common stock in an acquisition.

We have incurred and expect to continue to incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to compliance with our public company responsibilities and corporate governance practices. We will also need to ensure that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis. Failure to maintain proper and effective internal controls could impair our ability to produce accurate and timely financial statements, which could harm our operating results, our ability to operate our business, and our investors’ view of us.

As a public company, and particularly after we are no longer an “emerging growth company,” we will incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The NASDAQ Global Select Market and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel need to devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. These rules and regulations have made it more difficult and more expensive for us to obtain director and officer liability insurance, which could make it more difficult for us to attract and retain qualified members of our board of directors. We cannot predict or estimate the amount of additional costs we will incur as a public company or the timing of such costs.

One aspect of complying with these rules and regulations as a public company is that we will be required to ensure that we have adequate financial and accounting controls and procedures in place. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. This is a costly and time-consuming effort that needs to be re-evaluated periodically.

We have begun the process of documenting, reviewing and improving our internal controls and procedures for compliance with Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, which will require that we evaluate, test and document our internal controls and, as a part of that evaluation, documentation and testing, identify areas for further attention and improvement. We have begun recruiting additional finance and accounting personnel, as well as outside consultants, and we will need to continue to dedicate internal resources, and potentially engage additional outside consultants, to adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Implementing any appropriate changes to our internal controls may distract our officers and employees, entail substantial costs to modify our existing processes and take significant time to complete. These changes may not, however, be effective in maintaining the adequacy of our internal controls. Thus, despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. Any failure to maintain the adequacy of our internal controls, consequent inability to produce accurate financial statements on a timely basis, or identification of one or more material weaknesses could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements and make it more difficult for us to market and sell our solutions to new and existing subscribers.

In addition, pursuant to Section 404, we will be required to furnish an annual report by our management on their assessment of the effectiveness of our internal control over financial reporting. The requirement that management attest to the effectiveness of our internal control over financial reporting begins with our second filing of an Annual Report on Form 10-K with the Securities and Exchange Commission after we become a public company, which we estimate to be the Form 10-K for the year ending December 31, 2014. However, unlike other public companies, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered accounting firm.

Certain of our stockholders have the right to engage or invest in the same or similar businesses as us.

Investment funds and entities affiliated with either Warburg Pincus or Goldman Sachs, together, hold a controlling interest in our company. Warburg Pincus, Goldman Sachs and their respective affiliates have other investments and business activities in addition to its ownership of our company. Warburg Pincus, Goldman Sachs and their respective affiliates have the right, and have no duty to abstain from exercising the right, to engage or invest in the same or similar businesses as us. To the fullest extent permitted by law, we have, on behalf of ourselves, our subsidiaries and our and their respective stockholders, renounced any interest or expectancy in, or in being offered an opportunity to participate in, and business opportunity that may be presented to Warburg Pincus, Goldman Sachs or any of their respective affiliates, partners, principals, directors, officers, members, managers, employees or other representatives, and no such person has any duty to communicate or offer such business opportunity to us or any of our subsidiaries or shall be liable to us or any of our subsidiaries or any of our or its stockholders for breach of any duty, as a director or officer or otherwise, by reason of the fact that such person pursues or acquires such business opportunity, directs such business opportunity to another person or fails to present such business opportunity, or information regarding such business opportunity, to us or our subsidiaries, unless, in the case of any such person who is a director or officer of ours, such business opportunity is expressly offered to such director or officer in writing solely in his or her capacity as a director or officer of ours.

We do not expect to pay any dividends on our common stock for the foreseeable future.

We do not anticipate that we will pay any cash dividends to holders of our common stock in the foreseeable future. Instead, we plan to retain any earnings to maintain and expand our existing operations. In addition, our ability to pay cash dividends is currently limited by the terms of our credit agreements, and any future credit agreements may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any return on their investment.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Unregistered Sales of Equity Securities

During the quarter ended September 30, 2013, we did not issue any unregistered equity securities under the Securities Act.

(b) Use of Proceeds from Public Offering of Common Stock

On October 24, 2013, our registration statement on Form S-1 (File No. 333-191061) was declared effective for our initial public offering. On October 30, 2013, we closed our initial public offering of 21,051,000 shares of common stock at an offering price of $12.00 per share. The managing underwriters of the offering were Goldman Sachs & Co., Credit Suisse Securities (USA) LLC, and Morgan Stanley & Co. LLC. Following the sale of the shares in connection with the closing of our initial public offering, the offering terminated.

The gross proceeds of the offering were $252.6 million, of which we received net proceeds of approximately $231.4 million, after deducting total expenses of $21.2 million, consisting of underwriting discounts and commissions and offering-related expenses reasonably estimated to be $7.1 million. Investment funds and entities affiliated with Goldman Sachs & Co., one of the managing underwriters of the offering, beneficially owned approximately 16.4% of our common stock immediately following the closing of the offering. Other than underwriting discounts and commissions paid to Goldman Sachs, none of the offering-related expenses were direct or indirect payments to any of the Company’s directors or officers or their associates, to persons owning 10% or more of our common stock, or to any of our affiliates.

We have used $148.8 million of the net proceeds from our initial public offering towards repaying in full principal indebtedness under our Second Lien term loan facility. Unitedweb Holdings LLC, which is owned by Thomas Gorny, who is one of our directors, and Tracy Conrad, a former executive officer, held $8.0 million of our indebtedness under our Second Lien term loan facility and therefore received a portion of the proceeds from this repayment. Except for the portion of the repayment made to Unitedweb, none of such payments were direct or indirect payments to any of our directors or officers or their associates, to persons owning 10% or more of our common stock, or to any of our affiliates.

We have increased the amount of net proceeds we originally planned to be used to repay principal indebtedness under our second lien term loan facility from $100.0 million to $148.8 million. There has been no other material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on October 25, 2013 pursuant to Rule 424(b) under the Securities Act.

ITEM 6. EXHIBITS

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDURANCE INTERNATIONAL GROUP HOLDINGS, INC.

Date: December 6, 2013	By:	/s/ Tivanka Ellawala
Tivanka Ellawala
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith	Furnished Herewith
		Form	File Number	Date of Filing	Exhibit Number

3.1	Restated Certificate of Incorporation of Holdings	S-1/A	333-191061	October 23, 2013	3.3

3.2	Amended and Restated Bylaws of Holdings	S-1/A	333-191061	October 23, 2013	3.5

4.1	Specimen Certificate evidencing shares of common stock of Holdings	S-1/A	333-191061	October 8, 2013	4.1

4.2	Form of Second Amended and Restated Registration Rights Agreement by and among Holdings and the other parties thereto	S-1/A	333-191061	October 8, 2013	4.2

4.3	Form of Stockholders Agreement by and among Holdings and certain holders of Holdings’ common stock	S-1/A	333-191061	October 8, 2013	4.3

10.1	Management Incentive Plan of Holdings	S-1/A	333-191061	October 8, 2013	10.4

10.2	Employment Agreement, dated as of September 30, 2013, between Hari Ravichandran and Holdings	S-1/A	333-191061	October 8, 2013	10.24

10.3	Incremental Amendment to Second Amended and Restated Credit Agreement, dated as of August 9, 2013, by and among Holdings, EIG Investors, as Borrower, the additional term lenders party thereto, and Credit Suisse AG, as Administrative Agent	S-1/A	333-191061	September 13, 2013	10.27

10.4	Master Share Purchase Agreement, dated as of August 11, 2013, by and among Endurance Singapore Holdings Pte. Ltd. and a subsidiary thereof to be formed, Directi Web Technology Pvt. Ltd., P.D.R. Solutions FZC, Directi Web Technologies Holdings, Inc., Confluence Networks, Inc., Holdings, EIG Investors and a subsidiary thereof to be designated, Directi Web Technologies FZC, Bhavin Turakhia and Divyank Turakhia	S-1/A	333-191061	September 13, 2013	10.28

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS†	XBRL Instance Document		X

101.SCH†	XBRL Taxonomy Extension Schema Document		X

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document		X

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document		X

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document		X

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document		X

†	In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents in Exhibit 101 to this Quarterly Report on Form 10-Q are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.