Form 10-K
period 2013-12-31
Endurance International Group Holdings, Inc.
filed 2014-02-28
CIK 1237746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                    to

Commission File Number: 001-36131

Endurance International Group Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-3044956
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Corporate Drive, Suite 300 Burlington, Massachusetts	01803

(Address of principal executive offices)	(Zip code)

(781) 852-3200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, par value $0.0001 per share	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public market for the registrant’s common stock, and therefore, the registrant cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

As of February 21, 2014 there were 129,105,465 shares of the registrant’s common stock, $0.0001 par value per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2014 annual meeting of stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2013, are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements, other than statements of historical fact, contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The words “may,” “believe,” “predict,” “potential,” “continue,” “could,” “should,” “contemplate,” “can,” “estimate,” “intend,” “would,” “project,” “seek,” “target,” “anticipate,” “might,” “plan,” “expect” and similar expressions or the negative of such words or expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. This Annual Report on Form 10-K includes, among other things, forward-looking statements regarding our future earnings, revenues, expenditures and financial position due to such factors that include, without limitation, our ability to increase our average revenue per subscriber, or ARPS, and our total number of subscribers; projected plans, strategies and objectives of management and strategies for growth and expansion, including, without limitation, our intention to grow our newly acquired Directi business, as well as our plans to continue our international expansion efforts; and our expectations related to technological change, marketing trends and consumer demand, including, without limitation, due to projected growth in small- and medium-sized businesses, or SMBs, worldwide and an increasing importance of an online presence for SMBs that we believe will drive a market for our solutions.

These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of risks, uncertainties and assumptions. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make as a result of a number of important factors. These important factors include our “critical accounting policies and estimates” described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and the factors set forth in Part I, Item 1A, “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, and we expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of any new information, events, circumstances or otherwise.

As used in this Annual Report on Form 10-K, the terms “Endurance,” “the Company,” “we,” “us,” and “our” mean Endurance International Group Holdings, Inc. and its subsidiaries unless the context indicates otherwise.

Part I

Item 1.	Business

Overview

We are a leading provider of cloud-based platform solutions designed to help small and medium-sized businesses, or SMBs, succeed online. Leveraging our proprietary technology platform, we serve over 3.5 million subscribers globally with a comprehensive and integrated suite of over 150 products and services that help SMBs get online, get found and grow their businesses. The cloud-based products and services available on our platform include domains, website builders, web hosting, email, security, backup, search engine optimization, or SEO, and search engine marketing, or SEM, social media services, website analytics, and productivity and e-commerce solutions.

We deliver these products and services to our subscribers through an integrated technology platform that enables the delivery of cloud-based products and services in an easy to use, intuitive and cost-effective manner. Over our 16 year history, we have honed and refined our platform to amass significant insights into the needs and aspirations of our subscribers. This allows us to engage our subscribers in timely and compelling ways, driving significant business value for them. We believe that our platform delivers cloud-based solutions quickly, reliably and safely and that these strengths and capabilities help us attract and retain high quality subscribers who view their web presence as mission critical. These high quality subscribers then demand high quality products which we seek to upsell to them over a sustained period of time.

Our Multi-Channel, Multi-Brand Approach. The SMB market is broad and diverse in terms of geography, industry, size and degree of technology sophistication. As a consequence, we leverage our proprietary data to implement a multi-brand, multi-channel approach that allows us to precisely target the SMB universe, identify the best ways to reach different categories of subscribers and tailor our brands and product offerings specifically toward those audiences. Our approach is designed to reach and efficiently on-board subscribers at scale while minimizing subscriber acquisition costs.

Our Multi-Product, Multi-Engagement Approach. Once we get our subscribers online, we offer them a comprehensive and integrated suite of over 150 products and services that helps them get found and grow their businesses. We use our technology and proprietary data and analytics to identify subscriber needs and opportunities based on type of business, length in business, geography, products and services previously purchased from us and various other factors. This allows us to proactively engage with our subscribers in a timely manner through a variety of customer engagement channels. Using this multi-product, multi-engagement approach, we have been able to steadily increase our average revenue per subscriber, or ARPS, by selling additional products and services to our subscribers throughout their subscription period.

Our approach to addressing the needs of SMBs and meeting the challenges of serving the SMB market has enabled us to grow rapidly, to create long-term subscriber relationships and to build an attractive business model that generates substantial cash flow. Our revenue for 2011, 2012 and 2013 was $190.3 million, $292.2 million and $520.3 million, respectively, representing a compounded annual growth rate, or CAGR of 65% while our net losses were $78.3 million, $139.3 million and $159.2 million, respectively, and our adjusted EBITDA was $94.1 million, $133.7 million and $207.9 million, respectively, representing a CAGR of 49%. During the same three year period, our unlevered free cash flow, or UFCF, was $76.7 million, $101.7 million and $166.5 million, respectively, representing a CAGR of 47%, while our free cash flow, or FCF, was $49.4 million, $49.4 million and $83.4 million, respectively.

We believe total subscribers and ARPS will continue to be the key drivers of our revenue growth in the future, and we intend to drive growth in both of these metrics by leveraging the strengths of our approach to serving the SMB market.

Increasing Total Subscribers

We plan to increase total subscribers by continuing to invest in our multi-channel, multi-brand approach. We expect to continue to develop and refine our multiple subscriber acquisition channels, including our word of mouth referrals, our referral and reseller network, our partnership with Google and other strategic partners, as well as by expanding our geographic footprint and our internationally sourced revenues, particularly in emerging markets, as more and more SMBs in these markets come online due to wider availability of internet infrastructure and mobile connectivity. We also plan to continue to add to our portfolio of brands, both organically and through acquisitions, in order to target specific segments of the SMB market.

Increasing Average Revenue per Subscriber

We plan to increase ARPS through our multi-product, multi-engagement approach by offering our subscribers additional products and services, particularly higher value items such as advanced hosting services, mobile and productivity solutions and professional services. We also expect to expand our points of subscriber engagement to create additional opportunities to educate our subscribers about the value of our solutions, and to allow them to more easily access our products and services.

ARPS, Adjusted EBITDA, UFCF and FCF are non-GAAP financial measures. For more information regarding ARPS, Adjusted EBITDA, UFCF and FCF and a reconciliation of these measures to the most directly comparable financial measures calculated and presented in accordance with GAAP, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures and Key Metrics” in Part II, Item 7 of this Annual Report on Form 10-K.

Industry Background

There are expected to be more than 75 million SMBs worldwide by the end of 2014, of which more than 44 million will have direct access to the Internet, and by the end of 2014, there will be an estimated 1.25 million net new SMBs accessing the Internet. * These businesses are broad and diverse, spanning every industry and region of the world. SMBs collectively represent 99% of all private sector companies in the world and employ more than 90% of private sector, non-farm workers. *

SMBs are increasingly adopting technology to operate and grow their businesses. SMBs understand that the growth in global Internet penetration and the proliferation of mobile devices are changing the way in which consumers discover and transact with businesses. Increasingly, SMBs are seeking to take advantage of new developments in e-commerce, online marketing, social media and mobile to transform their businesses, or to build new businesses that were not possible before the advent of these tools.

As a result, according to a 2013 study, SMBs are expected to spend approximately $96 billion annually on cloud-based services by 2015, representing a CAGR of 28% since 2012.** This growth is driven in large part by SMBs’ need to respond to these digital opportunities. We believe that the opportunities presented in the digital era will further accelerate the adoption of cloud services as SMBs continue to recognize the importance of Internet-based solutions to their success.

Over our 16-year history, we have developed a deep understanding of the diverse needs of SMBs and the challenges of serving them at scale. We believe SMBs are:

•	Seeking to address fundamental business challenges and opportunities, including the emergence of the digital era. One of the most significant opportunities and challenges confronting SMBs today is capturing the benefits of an increasingly digital world. By seeking comprehensive, flexible, reliable,

*	The source of all data denoted with a single asterisk is Access Markets International (AMI) Partners Inc., February 12, 2014.
**	Source: Parallels IP Holdings GmbH, Parallels Global SMB Cloud Insights, February 5, 2013.

secure and personalized technology solutions that address challenges and unlock opportunities, SMBs are attempting to succeed in the digital world. For example, SMB customers are shifting their activities online and embracing mobile technologies, social media and e-commerce, which requires SMBs to deploy technology tools, serve customers and compete for business in new and innovative ways.

•	Requiring informed guidance and support. Most SMBs, particularly the one-to-five employee businesses that represent the majority of our subscribers, possess limited technology expertise and resources. As a result, SMBs require informed advice and support on ways to improve their operations through technology and to take advantage of new opportunities at all stages of their lifecycles.

•	Facing budget constraints limiting their ability to make large capital investments in technology. SMBs want to leverage modern technology, but are looking for cost-effective solutions that do not require large upfront investments.

•	Difficult to reach and serve effectively, given their breadth and diversity. SMBs are fragmented in terms of size, geography, sophistication and type of industry. As a result, it is challenging to effectively market to, acquire and serve SMB subscribers at scale and in a cost-effective manner.

While SMBs represent the largest proportion of all businesses and are massive consumers of technology solutions in the aggregate, we believe that other providers have generally struggled to meet the diverse needs of SMBs for high-quality products, services and support in a comprehensive and profitable way.

Our Solution

Our passion for empowering diverse SMBs to navigate the rapidly changing technology landscape has led us to a solutions—based approach built on a foundation of technology, data and analytics. We address the challenges of serving this large and fragmented market at scale, in the following manner:

•	We deliver an integrated and comprehensive suite of products and services. We offer a compelling platform with a wide range of products and services designed to help our diverse base of SMB subscribers get online, get found and grow their businesses. By leveraging critical insights drawn from our proprietary collection of SMB data, we develop and expand our portfolio of products and services to provide the solutions our subscribers need and the functionality and features they value. We have placed particular emphasis on products that enable our subscribers to acquire and manage customers through online, social media and mobile channels. Our cloud-based offerings allow our subscribers to select a customized set of solutions from among a broad range of internally developed and validated third-party products. We supply these solutions to subscribers on demand in an integrated manner through the cloud, simply and effectively.

•	We intelligently engage with subscribers, consistent with their needs. We leverage our technology and proprietary data and analytics to identify subscriber needs and opportunities based on type of business, length in business, geography, products and services acquired from us and various other factors. This allows us to proactively engage with our subscribers in a timely manner via a myriad of customer engagement channels, including through branded websites, phone, email and chat contact with our sales and support organizations, the control panels we make available to our subscribers to manage their websites, our network of resellers and referral partners and our application store, Mojo Marketplace. This ongoing engagement allows us to offer the right solutions at the right time. We believe these capabilities, in turn, lead to greater adoption and deeper entrenchment of our technology and superior subscriber experience, thereby increasing our subscriber retention rates and revenue per subscriber.

•	We provide affordable solutions to our subscribers in a cost-effective manner. Our cloud-based delivery model enables our subscribers to address their business needs with minimal upfront capital investment. As a result of our relentless focus on operational efficiency and lowering our cost to serve, we deliver affordable solutions to our subscribers, by operating:

•	an integrated, cloud-based customer-facing technology platform which permits us to efficiently deliver our products and services and add new subscribers cost-effectively. This technology platform allows us to optimize our investments in infrastructure, benefit from economies of scale and integrate new products and services seamlessly; and

•	proprietary and unified operating and support systems which allow us to operationalize data insights and optimize our internal processes and procedures. These systems also allow us to on-board, serve and track our subscribers throughout their lifecycle and feed a subscriber data repository which is tightly linked with our billing, CRM and fulfillment systems. We operate these systems across our subscriber base and all of our brands, allowing us to develop an integrated view of each subscriber, enabling us to contact our subscribers through the right channels and offer them the most relevant solutions at the most opportune times.

•	We efficiently acquire subscribers with our multi-channel, multi-brand approach. The SMB market is broad and diverse in terms of geography, industry, size and degree of technology sophistication. As a consequence, we leverage our proprietary data to implement a multi-brand, multi-channel approach that allows us to precisely target the SMB universe, identify the best ways to reach different categories of subscribers and tailor our brands and service offerings specifically toward those audiences. Our approach is designed to reach and efficiently on-board subscribers at scale while minimizing subscriber acquisition costs.

•	Our Multi-Channel Approach: Our primary channels for attracting subscribers are free word-of-mouth referrals and highly targeted pay-per-click, or PPC, based online marketing. We have also built up a large network of resellers and referral partners who drive subscribers to us on a paid referral basis. Because both paid and un-paid referrals are critical to our efforts to attract subscribers, we actively monitor and manage our Net Promoter Scores, or NPS, a customer satisfaction metric developed by Bain & Company. We believe that closely managing our NPS helps us drive favorable word of mouth referrals and supports our viral marketing efforts. In addition to word-of mouth, PPC and reseller and referral channels, we have also entered into strategic partnerships, such as our partnership with Google, to grow our subscriber base. Our collaboration with Google’s “Get Your Business Online” initiative in the United States and India enables us to better reach and serve SMBs who are new to the web by providing them with a domain name and web hosting free of charge for one year. We expect that many of these SMBs will choose to become paying subscribers after the first year.

•	Our Multi-Brand Approach: We believe that the best approach to attracting diverse subscribers from the highly fragmented SMB community is to deploy multiple brands that target different segments of the SMB market. For example, our Bluehost brand targets SMBs with greater technical expertise and a desire to build their own solutions, our iPage brand targets SMBs with less technology experience and our HostGator brand targets SMBs who value significant amounts of support. This multi-brand approach allows us to manage our subscriber acquisition costs effectively and provide a diverse base of subscribers the most relevant experience on our platform. Our primary brands today are Bluehost, Fatcow, iPage, Homestead, HostGator, and A Small Orange. We use an integrated technology and support infrastructure across our brands, which allows us to cost-effectively serve our subscribers.

•

We effectively serve, engage and upsell subscribers with our multi-product, multi-engagement approach. Once we get our subscribers online, we deploy our multi-product, multi-engagement approach to provide them with additional products and services to get found and grow their businesses. We offer our subscribers over 150 products and services through multiple subscriber engagement points. Using this approach, we have been able to steadily increase our ARPS by selling additional products and services to our subscribers throughout their subscription period.

•	Our Multi-Product Approach: We offer a range of products and services on our platform. These products include domains, website builders, web hosting (including shared, Virtual Private Server (“VPS”) and dedicated hosting), security, site backup, SEO and SEM, Google Adwords, mobile solutions, social media enablement, website analytics, email marketing and productivity and e-commerce tools. The products and services we offer consist of our own proprietary solutions as well as third-party products. Nearly all of our subscribers purchase an initial web presence solution that typically includes domain and web hosting products, and many over time purchase additional products and services, which we sell as individual products or as cost-effective bundled solutions.

•	Our Multi-Engagement Approach: We create multiple points of engagement with our subscribers that allow us to inform and educate them about the value of our products and services. These points of engagement include phone, chat and email interactions with our sales and support organizations, our branded websites, the control panels we make available to our subscribers to manage their websites, our network of resellers and referral partners and our application store, Mojo Marketplace. We believe that our multi-engagement approach has helped us steadily increase the average number of products and services we have sold in to our subscriber base. As of December 31, 2011, 2012 and 2013, each of our subscribers had purchased an average of 2.8, 3.3 and 4.1 products from us in addition to an initial web presence subscription. The number of subscribers paying $500 or more per year for our products and services grew from approximately 73,000 as of December 31, 2011 to nearly 100,000 as of December 31, 2013.

Our Model

We believe that our solution results in a strong, efficient and differentiated business model with the following attributes:

•	Attractive Subscription Model and Retention Rates. Our subscriptions require payment in advance, which is typically made by credit card, and range up to 36 months, providing significant cash flow benefits and revenue visibility. Our products and services are integral to an SMB having an online presence. As a result, we benefit from high subscriber and revenue retention rates.

•	Strong Average Revenue per Subscriber. Our comprehensive platform, data driven approach and proactive subscriber engagement enable us to sell relevant and useful additional products and services to existing and new subscribers, driving higher average revenue per subscriber.

•	Cost-Effective Customer Acquisition. Through our multi-channel, multi-brand approach, we are able to target our marketing spend carefully and acquire subscribers cost-effectively. Due to our large base of subscribers and high customer satisfaction, we also attract a significant percentage of our new subscribers through word of mouth referrals, at no cost to us. Nearly all our program marketing expense is associated with PPC-based online marketing and with payments to our resellers and referral partners. These payments occur after a subscriber signs up on our platform and therefore allow us to readily determine the returns on our marketing spend.

•	Efficient Cost to Serve. We serve our subscribers in a cost-efficient manner as a result of our integrated technology platform and operating support systems which facilitate the collection, analysis and application of large amounts of data. Our cloud-based delivery model enables us to serve subscribers with minimal incremental expense and deploy new products and services quickly and efficiently. We have also developed proprietary techniques that help us to operate with highly-efficient server configurations, resulting in low capital expenditures.

•	Virtuous Cycle. As our business continues to grow, we enjoy even greater benefits of scale—collecting more data, improving our analytical capabilities, deriving more insight, enhancing our operational efficiency, increasing our cash flow and re-investing in the growth of our business.

Our Growth Strategy

Since our formation in 1997, we have focused on helping SMBs establish, manage and grow their businesses. To fulfill our mission of getting SMBs around the world online, we intend to continue to increase our scale, broaden our subscriber footprint, expand our range of product and service offerings and pursue strategic acquisitions.

Grow Our Subscriber Base

We believe there is a substantial opportunity to expand our subscriber base, by:

•	Expanding Subscriber Acquisition Channels. We believe new types of online only businesses will continue to be created and that increased consumer demand for online interactions will drive many off-line brick and mortar businesses to establish an online presence. To capture this market opportunity, we intend to continue to invest in our multiple subscriber acquisition channels, including our resellers and referral partners as well as our relationships with Google and other strategic corporate partners. We also plan to continue to expand our geographic footprint and our internationally sourced revenues as more and more SMBs in emerging markets come online due to wider availability of Internet infrastructure and mobile connectivity. For the year ended December 31, 2013, approximately 30% of our total billings were invoiced to subscribers located in foreign countries, reflecting global demand for our solutions. We have successfully entered foreign markets such as Brazil and India and believe there are attractive opportunities to continue growing our global presence. With our acquisition of the web presence business of Directi in January 2014, we expect to continue to expand our international business particularly in India, Turkey, China, Russia and Indonesia.

•	Expanding Our Portfolio of Brands. We believe the SMB market is highly fragmented and requires multiple uniquely branded approaches to effectively attract and serve SMBs looking to get online. Consequently, we will continue to add to our portfolio of brands both through organic brand development and acquisition to broaden our penetration of the SMB opportunity.

Increase Sales of Our Products and Services

We intend to expand sales of our products and services and increase our ARPS by:

•	Expanding Our Points of Engagement with Our Subscribers. We aim to offer our subscribers the right products and services at the right time. We intend to continue to invest in our technology platform and our analytics capabilities to further improve how we engage our subscribers and help them grow their businesses. We also expect to continue to invest in our existing engagement points, including by rolling out Mojo Marketplace across all of our primary brands, continuing to train our support organization on selling additional products and services to subscribers requesting support, and enhancing the functionality of the control panels we offer our subscribers to manage their websites. In addition, we plan to actively seek out and invest in new and innovative engagement points with our subscribers, either through organic investment or acquisitions.

•	Expanding Our Suite of Innovative Products and Services. We plan to continue to introduce value-added products and services that address our subscribers’ needs and more effectively cater to the highly fragmented SMB marketplace. These products and services may be those we develop internally or through partnerships with third parties. We believe our subscriber base is at a level of scale that is highly attractive to those seeking to reach SMBs with solutions. Furthermore, we have invested in a technology platform that is robust and highly effective at targeting our subscribers which enables high levels of conversion and upsell. Our technology platform also allows us to rapidly deploy new products and services allowing us to be timely and flexible with the products and services we offer our subscribers. As we further expand our portfolio of products and services and continue investing in our technology platform, we expect that our subscribers will be more likely to purchase additional products and services from us.

Pursue Strategic Acquisitions

We may pursue future acquisitions that complement our existing business, represent a strategic fit and are consistent with our overall growth strategy. We may target acquisitions that help us access new international markets, enhance our data analytics and technology platform, widen our points of engagement with our subscribers or add functionality and capabilities to our suite of products and services.

Our Products and Services

We offer an integrated and comprehensive suite of products and services that help SMBs get online, get found and grow their businesses. Our offerings can be broadly grouped as follows:

Getting SMBs Online

Through a combination of do-it-yourself tools and managed professional services, we provide SMBs an easy and cost-effective way to create an online presence. We offer the following products and services to get SMBs online quickly, easily and affordably:

•	Domain Registration, Management and Resale. As an accredited domain registrar with over 7.0 million domains under our management at December 31, 2013, we enable our subscribers to search and purchase available domain names from a wide spectrum of domain registries. We also maintain a portfolio of premium domains that are available for resale to our subscribers.

•	Website Builders. We offer a variety of proprietary, third-party and open source website building tools and design services that enable subscribers with varying degrees of technical sophistication to create a customized web presence, either on a self-service basis or with our assistance. We also offer various premium elements that subscribers can purchase separately to enhance their website and provide a more engaging user experience for their customers, including mobile optimization, social networking features, customer interaction tools, embedded videos, photo galleries, blogs, maps, polls and community forums.

•	Web Hosting. By providing a consolidated set of core products, services and resources that share storage, bandwidth and processing power, our entry-level shared hosting services enable subscribers to create an initial web presence quickly and cost-effectively. We also provide VPS and dedicated server hosting for subscribers who have higher bandwidth and more complex hosting requirements for their websites.

•	Security. We offer malware protection solutions to protect our subscribers’ websites from viruses, malicious code and other threats. Our premium offerings, including a web application firewall, can prevent attacks on subscriber websites before they affect subscriber data or operations. For subscribers that collect personally identifiable information or other private data from their customers and website visitors, we offer a variety of Secure Socket Layer, or SSL, certificates that encrypt data collected on a subscriber’s website. We also offer products that are PCI compliant for subscribers that need to maintain sensitive information.

•	Site Back-Up. We offer enhanced backup control solutions that enable subscribers to schedule, maintain, manage and restore backups of their online data and websites to meet their particular business needs.

Getting SMBs Found

Our marketing solutions enable subscribers to increase their online visibility, attract more customers to their websites and build customer loyalty.

•	Mobile. We offer solutions that allow our subscribers to have their websites rendered on mobile devices, be able to be discovered by mobile devices in their vicinity and target mobile customers for their businesses among other features and functionality. We also offer third party applications that enable mobile payments and commerce.

•	Search Engine Optimization (SEO) and Search Engine Marketing (SEM). We offer a variety of search engine optimization and marketing solutions that can improve a subscriber’s ability to be discovered by potential customers. These services help a subscriber distribute its business profile to online directories and manage links and keywords with on-page diagnostic tools. We also offer fully managed pay-per-click services designed to direct traffic to a subscriber’s website, email or phone.

•	Social Media. We offer tools and services that enable our subscribers to communicate effectively with their customers and potential customers through social networks. Our platform enables our subscribers to seamlessly integrate their website content and sales and marketing efforts into Facebook, Twitter and other forms of social media. We also enable our subscribers to track the results of their social media campaigns.

•	Analytics. We offer control panels and dashboards that enable our subscribers to analyze activity on their websites and optimize the impact of their web presence design and marketing campaigns to more effectively reach their customers.

Helping SMBs Grow

We offer a wide array of applications and services that can help our subscribers grow their businesses over time by enabling them to have dedicated processing power to drive their websites, consistently get in front of their customers, collaborate more efficiently with their employees, partners and customers, better manage their businesses and have advanced, secure online payment services.

•	Advanced Web Hosting. In addition to providing shared hosting services, we also provide our subscribers a path to upgrade to a VPS hosting solution or a dedicated hosting solution. As a subscriber’s business expands and the demands on its website increase, these more customized and higher bandwidth solutions allow our subscribers to build additional functionality into their websites, offer high bandwidth content such as HD video and drive more commerce and marketing activities while reducing load times and site speeds.

•	Email Marketing. We offer a comprehensive platform that enables subscribers to communicate effectively with their customers and potential customers via email. Our email marketing services include building and segmenting mailing lists, designing and managing email newsletters, coupons and landing pages, scheduling and sending email messages, and reporting and tracking the results of each campaign. We also enable subscribers to seamlessly integrate with social networks to create greater awareness of their businesses.

•	Productivity Solutions. We offer our subscribers professional, secure, reliable email capabilities, including custom mailboxes that reflect a subscriber’s domain name, spam filters, email aliases and forwarding functionality. Our communications tools also allow a subscriber to unify its email inbox with other communications streams, such as social media feeds. We also offer our subscribers validated third-party business tools, including customer relationship management, calendaring, cloud-based collaboration and file sharing.

•	E-commerce Enablement. As our subscribers grow their businesses and their demands on e-commerce increase, we offer products that enable secure and encrypted payments, shopping carts, payment processing and related services, mobile payments and other forms of e-commerce to expand the way SMBs conduct business online.

•	Professional Services. For subscribers who have extensive demands for web design, content aggregation and presentation or have unique requirements for their web presence, we offer professional services with dedicated engineering and web design to help them create their ideal web presence complete with integration with some of the more advanced e-commerce, productivity and marketing products we offer.

Subscriber Support

Our support agents assist our subscribers in a proactive, consultative manner, engaging with an average of more than 50,000 subscribers per day via phone, email and chat. We leverage our proprietary data and subscriber management software to deliver differentiated support, which we believe enables us to deepen relationships with our subscribers and help them succeed as they grow. Our support personnel not only assist subscribers with technical issues, but also focus on understanding the business goals of each subscriber to help identify the right products and services to achieve those goals. We believe this contributes to subscriber retention and our ability to sell more products and services. Our U.S. support organization is located across Tempe, Arizona, Englewood, Colorado, Houston and Austin, Texas, Provo and Orem, Utah and Vancouver, Washington. Centers supporting our international operations are located in Brazil and India.

Technology Platform

We have invested significant resources to develop and enhance our technology platform and collect a vast amount of proprietary data. We use a data-driven approach to design business processes that allow us to innovate, develop and deploy solutions that meet the demands of SMBs and provide a superior experience for our subscribers. Our technology platform leverages common services for the benefit of all of our brands and has the ability to optimize the specific requirements of any individual brand.

Integrated Platform

We have developed an integrated technology platform for our cloud-based solutions that combines open source and proprietary software designed to grow with the needs of our subscribers. Our innovative shared services architecture allows us to operate at a high level of service, with a high degree of customization for each subscriber’s web presence and with a large number of subscribers per server. In addition, we have built customized subscriber relationship management, billing and subscriber service support systems to on-board, serve and track our subscribers at scale, and to enable subscribers to manage their own service experience. Our subscriber service support systems also help us predict which applications a subscriber may need based on our experience with similar subscribers, enabling our support personnel to have more informed subscriber interactions.

Data Analytics and Business Intelligence

Our proprietary data analytics technology enables us to deliver our products and services in a highly personalized manner and to improve our operational efficiency. We have a dedicated team of software engineers focused on refining and further developing our proprietary analytics systems. Our use of analytics and continued investment in developing predictive capabilities allow us to design and deliver the right solutions to our subscribers at the right time. We believe our analytics capabilities and technology are also key contributors to our ability to target new subscribers, retain existing subscribers and upsell our base of subscribers.

Applications

We offer an integrated and comprehensive suite of products and services through proprietary applications as well as third-party technology partners who have integrated their offerings into our technology platform. Through a combination of common services, integrated platforms, application program interfaces and processes, we can rapidly develop and deploy new applications across our brands. A significant portion of our over 150 products and services have been internally developed. We regularly retire offerings that are underperforming and add offerings that we believe will be in high demand based on our data insights.

Infrastructure

We employ various techniques to enhance the stability of our systems and preserve the security of information contained on them. We utilize monitoring systems and a variety of software components to monitor and protect our infrastructure against attempts to attack or gain unauthorized entry to our internal systems and subscriber websites. In addition, we focus engineering and development efforts on reducing the computational costs required to provide and maintain quality subscriber services, which enables us to rely in large part on increasingly economical industry-standard hardware. These efforts help us achieve performance capabilities such as high levels of server density and reduce overall capital expenditures and costs to serve our subscribers. Currently, we do not own any data centers. Instead, we choose to co-locate our equipment in third party data centers through cost-effective contracts. We currently serve most of our subscribers from five co-located data center facilities located in Massachusetts (two), Texas, Utah and California.

Engineering and Development

Our engineering and development activity is focused on enhancing our systems, developing and expanding product and service offerings, and integrating technology capabilities from our acquisitions. Our engineering and development expense during 2011, 2012 and 2013 was $5.6 million, $13.8 million and $23.2 million, respectively.

Subscribers

As of December 31, 2013, we had approximately 3.5 million subscribers. Approximately 80% of our subscribers are SMBs, and the majority of our SMB subscribers are one-to-five employee businesses.

The industries in which our subscribers operate are very diverse, including retail, merchandising, media, recreation, education, construction, medical, dental and arts and entertainment.

Geographical Information

We currently maintain offices and conduct operations in the United States, Brazil and India. As of December 31, 2013, substantially all of our long-lived assets were located in the United States.

Our subscribers are located worldwide. For the years ended December 31, 2011, 2012 and 2013, approximately 70% of our total billings were invoiced to subscribers located in the United States. The remaining amount was invoiced to subscribers around the world, primarily in Canada, the United Kingdom, Australia and India. It is impracticable for us to provide revenue information by geography for the foregoing periods due to unavailability of geographic information for some subscribers acquired as part of previous acquisitions as well as limitations in certain accounting systems we currently use.

Competition

The global cloud-based services market for SMBs is highly competitive and constantly evolving. We expect competition to increase from existing competitors as well as potential new market entrants. Our competitors include providers of:

•	offerings designed to help SMBs establish an initial web presence, such as domain name registrars, shared hosting providers, website builders, website creation and management companies, e-commerce service providers, security solutions providers and site backup companies;

•	solutions that help SMBS get found online, such as search engine marketing companies, search engine optimization companies, local directory listing companies and online and offline business directories; and

•	more advanced solutions targeted at growing SMBS, such as companies offering VPS and dedicated hosting services, advanced e-commerce and security products, email marketing solutions and productivity tools.

We believe the principal competitive factors in the cloud-based services market for SMBs are:

•	size and scale of subscriber base;

•	integrated cloud-based technology platform that can help target and service subscribers effectively at scale;

•	depth and sophistication of data analytics and business insights tools;

•	cost-effective customer acquisition;

•	scope, scalability, flexibility and compatibility of product and service offerings;

•	quality of subscriber support and subscriber engagement;

•	brand names, reputation and subscriber satisfaction;

•	ease of implementation, use and maintenance; and

•	reliability and security.

We believe that we compete favorably with respect to each of these factors. In addition, we believe that our data-driven approach, integrated technology platform and focus on serving as a trusted partner to our subscribers help differentiate us from competitors. In some instances, we have commercial partnerships with cloud-based services providers in the SMB market with whom we otherwise compete.

Seasonality

We have historically experienced increased sales in the first quarter of our fiscal year, which positively affects our total revenue in that quarter and the first quarter of subsequent years. However, because the majority of our sales are on a subscription basis, the revenue impact from seasonal differences is mitigated because we ratably recognize related revenue throughout the year.

Intellectual Property and Proprietary Rights

Our intellectual property and proprietary rights are important to our business. We rely on a combination of trademark, patent, copyright and trade secret laws, confidentiality and access-related procedures and safeguards and contractual provisions to protect our proprietary technologies, confidential information, brands and other intellectual property.

We use open source technologies pursuant to applicable licenses as the basis for our technology platform. We have also developed, acquired or licensed proprietary technologies for use in our business. As of December 31, 2013, we have one U.S. patent as well as 28 pending U.S. patent applications and several pending foreign counterpart applications, relating to aspects of our technology platform and offerings, including our shared services architecture, predictive analytics methods, virtualization technologies, subscriber migration technologies and web presence improvement technologies.

We have non-disclosure, confidentiality and license agreements with employees, contractors, subscribers and other third parties, which limit access to and use of our proprietary information. Though we rely in part upon these legal and contractual protections, as well as various procedural safeguards, we believe that the skill and ingenuity of our employees, the functionality and frequent enhancements to our solutions and our ability to introduce new products and features that meet the needs of our subscribers are more important to maintaining our competitive position in the marketplace.

We have an ongoing trademark and service mark registration program pursuant to which we register our brand names and product names, taglines and logos in the United States and other countries to the extent we determine appropriate and cost-effective. We also have common law rights in some unregistered trademarks that were established over years of use. In addition, we have a trademark and service mark enforcement program pursuant to which we monitor applications filed by third parties to register trademarks and service marks that may be confusingly similar to ours, as well as the use of our major brand names in social media, domain names and other Internet sites.

Despite our efforts to preserve and protect our intellectual property, unauthorized third parties may attempt to copy, reverse engineer or otherwise obtain access to our proprietary rights, and competitors may attempt to develop solutions that could compete with us in the markets we serve. Unauthorized disclosure of our confidential information or proprietary technologies by our employees or third parties could also occur. The risk of unauthorized use of our proprietary and intellectual property rights may increase as we seek to expand outside of the United States.

Third-party infringement claims are also possible in our industry, especially as functionality and features expand, evolve and overlap across industries. Third parties, including non-practicing patent holders, have claimed, and could claim in the future, that our processes, technologies or websites infringe patents they now hold or might obtain or that might be issued in the future. See “Risk Factors—we could incur substantial costs as a result of any claim of infringement of another party’s intellectual property rights.”

Employees

As of December 31, 2013, we had 2,204 employees, including 1,542 in support and network operations, 386 in sales and marketing, 141 in engineering and development and 135 in general and administrative. Most of our employees are based in the United States. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We have never experienced a strike or similar work stoppage, and we consider our relations with our employees to be good.

Corporate Information

Our business was founded in 1997 as a Delaware corporation under the name Innovative Marketing Technologies Incorporated. In December 2011, investment funds and entities affiliated with either Warburg Pincus or Goldman Sachs acquired a controlling interest in our company. We refer to this transaction as the Sponsor Acquisition. Prior to our initial public offering in October 2013, we were an indirect wholly owned subsidiary of WP Expedition Topco L.P., a Delaware limited partnership that we refer to as WP Expedition Topco. Pursuant to the terms of a corporate reorganization that we completed prior to our initial public offering, WP Expedition Topco dissolved and in liquidation distributed the shares of Endurance International Group Holdings, Inc. common stock to its partners in accordance with the limited partnership agreement of WP Expedition Topco.

Our principal office is located at 10 Corporate Drive, Suite 300, Burlington, Massachusetts 01803 and our telephone number is (781) 852-3200.

Information Available on the Internet

We maintain an Internet website at www.endurance.com, and we also operate a number of other websites. The information on, or that can be accessed through, any of our websites is not incorporated by reference into this Annual Report on Form 10-K and should not be considered to be a part of this Annual Report on Form 10-K. Our website address is included in this Annual Report on Form 10-K as an active and technical reference only. Our reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, including our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, and amendments to those reports, are accessible through our website, free of charge, as soon as reasonably practicable after these reports are filed electronically with, or otherwise furnished to, the SEC. We also make available on our website the charters of our audit committee, compensation committee and nominating and corporate governance committee, as well as our corporate governance guidelines and our code of business conduct and ethics. In addition, we intend to disclose on our website any amendments to, or waivers from, our code of business conduct and ethics that are required to be disclosed pursuant to SEC rules.

ITEM 1A.	Risk Factors

Our business, financial condition, results of operations and future growth prospects could be materially and adversely affected by the following risks or uncertainties. The risks and uncertainties described below are those that we have identified as material, but they are not the only risks and uncertainties we face. Our business is also subject to general risks and uncertainties that affect many other companies, including overall economic and industry conditions, as well as other risks not currently known to us or that we currently consider immaterial. If any of such risks and uncertainties actually occurs, our business, financial condition, results of operations and growth prospects could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report and in our other public filings.

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

Our quarterly and annual operating results may be adversely affected due to a variety of factors that could affect our revenue or our expenses in any particular period. You should not rely on quarter-to-quarter comparisons of our operating results as an indication of future performance. Factors that may adversely affect our quarterly and annual operating results may include:

•	our ability to attract new subscribers and retain existing subscribers;

•	our ability to acquire subscribers in a cost-effective way;

•	our ability to maintain a high level of subscriber satisfaction;

•	competition in the market for our products and services;

•	rapid technological change, frequent new product and service introductions, and evolving industry standards, including with respect to how our products and services are marketed to consumers and in how consumers find, purchase and use our products and services;

•	difficulties in integrating technologies, products and employees from companies we acquire or in migrating acquired subscribers from an acquired company’s platforms to our platforms, including difficulties in integrating technologies, products and employees of Directi;

•	difficulties arising from our international operations, including as a result of our recent acquisition of Directi, and continued international expansion;

•	systems, data center and Internet failures and service interruptions;

•	difficulties in distributing new products;

•	shortcomings in, or misinterpretations of, our metrics and data which cause us to fail to anticipate or identify trends in our market;

•	terminations of, disputes with, or material changes to our relationships with third-party partners, including referral sources, product partners, data center providers, payment processors and landlords;

•	a shift in subscriber demand to lower margin solutions, which could increase our cost of revenue;

•	reductions in the selling prices for our solutions;

•	costs or liabilities associated with any acquisitions that we may make, including costs or liabilities associated with our recent acquisition of Directi;

•	changes in legislation that affect our collection of sales and use taxes;

•	changes in regulation or to regulatory bodies, such as the Internet Corporation for Assigned Names and Numbers, or ICANN, that could affect our business and our industry; and

•	loss of key employees.

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

Our growth is dependent on our ability to continue to attract new subscribers while retaining existing subscribers and expanding the products and services we sell to them. Growth in the demand for our products and services may be inhibited, and we may be unable to sustain growth in our subscriber base, for a number of reasons, including, but not limited to:

•	our failure to develop or offer new or additional products and services in a timely manner that keeps pace with new technologies and the evolving needs of our subscribers;

•	our inability to market our solutions in a cost-effective manner to new subscribers and to increase our sales to existing subscribers, including due to changes in regulation, or to changes in the enforcement of existing regulation, that would impair our marketing practices, require us to change our sign-up processes or to increase disclosure designed to provide greater transparency as to how we bill and deliver our services;

•	our inability to offer solutions that are adequately integrated and customizable to meet the needs of our highly diverse and fragmented subscriber base;

•	changes in search engine ranking algorithms or in search terms used by potential subscribers, either of which may have the effect of increasing our competitors’ search engine rankings or increasing our marketing costs to offset lower search engine rankings;

•	failure of our third-party development partners, which provide a majority of our offerings, to continue to support existing products and to develop and support new products;

•	the inability of our subscribers to differentiate our solutions from those of our competitors or our inability to effectively communicate such distinctions;

•	our inability to maintain, or strengthen awareness of, our brands;

•	our inability to maintain a consistent user experience and timely and consistent product upgrade schedule for all of our subscribers due to the fact that not all of our brands, products, or services operate from the same control panel or other systems;

•	our inability to penetrate, or adapt to requirements of, international markets;

•	our inability to enter into automatically renewing contracts with our subscribers or increase subscription prices;

•	the decisions by our subscribers to move the hosting of their Internet sites and web infrastructure to their own IT systems, into co-location facilities or to our competitors if we are unable to effectively market the scalability of our solutions;

•	subscriber dissatisfaction causing our existing subscribers to stop referring prospective subscribers to us; and

•	perceived or actual security, integrity, reliability, quality or compatibility problems with our solutions, including related to unscheduled downtime, or outages.

A substantial amount of our revenue growth historically has been derived from increased sales of products and services to existing subscribers. Our costs associated with increasing revenue from existing subscribers are generally lower than costs associated with generating revenue from new subscribers. Therefore, a reduction in the rate of revenue increase from our existing subscribers, even if offset by an increase in revenue from new subscribers, could reduce our operating margins, and any failure by us to continue to attract new subscribers or increase our revenue from existing subscribers could have a material adverse effect on our operating results.

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

Our ability to compete successfully depends on our ability to offer an integrated and comprehensive suite of products and services that enable our diverse base of subscribers to establish, manage and grow their businesses. Our web presence and commerce offerings are predicated on the assumption that an online presence is, and will continue to be, an important factor in our subscribers’ abilities to establish, expand, manage and monetize their businesses quickly, easily and affordably. If we are incorrect in this assumption, for example due to the introduction of a new technology or industry standard that supersedes the importance of an online presence or renders our existing or future solutions obsolete, then our ability to retain existing subscribers and attract new subscribers could be adversely affected, which could harm our ability to generate revenue and meet our financial targets.

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

As a result of acquisitions and internal growth, we increased our revenue from $292.2 million in the year ended December 31, 2012 to $520.3 million in the year ended December 31, 2013.

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

In addition, we intend to further expand our overall business, subscriber base, data center infrastructure, headcount and operations, both domestically and internationally, with no assurance that our business or revenue will continue to grow. Creating an organization with expanded U.S. and overseas operations and managing a geographically dispersed workforce will require substantial management effort, the allocation of management resources and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial, compliance, risk and management controls and our reporting procedures and to ensure that they are in effect throughout our organization, and we may not be able to do so. As such, we may be unable to manage our expenses effectively in the future, which may adversely affect our gross margins or operating expenses in any particular quarter. If we fail to manage our anticipated growth and organizational change in a manner that preserves the key aspects of our corporate culture, the quality of our solutions may suffer or fail to keep up with changes in the industry or technological developments, which could adversely affect our brands and reputation and harm our ability to retain and attract subscribers.

We have experienced system, Internet, data center and customer support center failures and have not yet implemented a complete disaster recovery plan, and any interruptions, delays or failures could harm our reputation, cause our subscribers to seek reimbursement for services paid for and not received, cause our subscribers to stop referring new subscribers to us, or cause our subscribers to seek to replace us as a provider of their cloud-based solutions.

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

We have experienced system failures, delays and periodic interruptions in service, or outages, due to factors including power and network equipment failures; storage system failures; power outages; and network configuration failures. We will likely experience future outages that disrupt the operation of our solutions and harm our business due to factors such as these or other factors, including the accidental or intentional actions of Internet users, current and former employees and others; cooling equipment failures; other computer failures; or other factors not currently known to us or that we consider immaterial. While we have experienced increases in subscriber cancellations and decreases in our Net Promoter Scores following such outages, we cannot be certain these outcomes are entirely attributable to the outages, and we do not believe that such outages have had a material effect on our business, financial condition or results of operations.

Our systems are not fully redundant, and we have not yet implemented a complete disaster recovery plan or business continuity plan. Although the redundancies we do have in place will permit us to respond, at least to some degree, to failures of applications and systems, our co-located data centers are vulnerable in the event of failure. A significant majority of our subscribers are hosted in one of our five U.S.-based co-located data centers. Accordingly, any failure or downtime in any one of these five co-located data center facilities would affect a significant percentage of our subscribers. We do not yet have adequate structures or systems in place to recover from a data center’s severe impairment or total destruction, and recovery from the total destruction or severe impairment of any of these five co-located data centers would be extremely difficult and may not be possible at all. Closing any one of these five co-located data centers without adequate notice could result in lengthy, if not permanent, interruptions in the availability of our solutions and loss of vast amounts of subscriber data.

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

Our customer support centers are also vulnerable in the event of failure caused by total destruction or severe impairment. When calling our customer support services, most of our subscribers reach our customer support teams located in one of our six U.S.-based call centers. Our teams in each call center are trained to provide support services for a discrete subset of our brands, and they do not currently have complete capability to route calls from one call center to another call center. Accordingly, if any one of these call centers were to become non-operational due to severe impairment or total destruction, our ability to re-route calls to operational call centers or to provide customer support services to any subscribers of the brand or brands that the non-operational call center had formerly managed would be compromised. A significant portion of our email and chat-based customer support is provided by an India-based support team, which is employed by a third-party service provider. Although our email and chat-based customer support can be re-routed to our own centers, a disruption at our India customer support center could adversely affect our business.

Any of these events could materially increase our expenses or reduce our revenue, damage our reputation, cause our subscribers to seek reimbursement for services paid for and not received, cause our subscribers to stop referring new subscribers to us, and cause us to lose current and potential subscribers, which would have a material adverse effect on our operating results and financial condition. Moreover, the property and business interruption insurance we carry may not have coverage adequate to compensate us fully for losses that may occur.

If we are unable to maintain a high level of subscriber satisfaction, demand for our solutions could suffer.

We believe that our future revenue growth depends on our ability to provide subscribers with quality service that meets our stated commitments and also meets or exceeds our subscribers’ expectations. We are not always able to provide our subscribers with this level of service, and our subscribers occasionally encounter interruptions in service and other technical challenges, including as a result of outages. If we are unable to provide subscribers with quality service, this may result in subscriber dissatisfaction or billing disputes, and we could face damage to our reputation, claims of loss, negative publicity, decreased overall demand for our solutions and loss of revenue, any of which could have a negative effect on our business, financial condition and operating results.

In addition, we may from time to time fail to meet the needs of specific subscribers in order to best meet the service expectations of our overall subscriber base. For example, we may suspend a subscriber’s website when it is harming other subscribers’ websites or disrupting servers supporting those websites, such as when a cyber criminal installs malware on a subscriber’s website without that subscriber’s authorization or knowledge. Although such service interruptions are not uncommon in a cloud-based environment, we risk subscriber dissatisfaction by interrupting one subscriber’s service to prevent further attacks on or data breaches for other subscribers, and this could damage our reputation and have an adverse effect on our business.

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

The SMB market for cloud-based technologies is highly competitive and constantly evolving. We expect competition to increase from existing competitors as well as potential new market entrants. Most of our existing competitors are expanding the variety of solution-based services that they offer to SMBs. We also may face significant competition from new entrants into the markets we serve. Our competitors include providers of:

•	web presence and commerce offerings, such as domain name registrars, shared hosting providers, website creation, web builders and management companies and e-commerce service providers;

•	computing resources and security offerings, such as on-demand computing resources and online security offerings;

•	marketing solutions, such as search engine marketing (SEM) companies, search engine optimization (SEO) companies, local directory listing companies and online and offline business directories; and

•	productivity tools, such as business-class email, calendaring and file-sharing.

Some of these competitors may have greater resources, more brand recognition and consumer awareness, greater international scope and larger subscriber bases than we do. As a result, we may not be able to compete successfully against them. If these companies decide to devote greater resources to the development, promotion and sale of their products and services, or if the products and services offered by these companies are more attractive to or better meet the evolving needs of SMBs, greater numbers of SMBs may choose to use these competitors for creating an online presence and as a general platform for running online business operations.

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

We must keep up with rapid and ongoing technological change, marketing trends and shifts in consumer demand to remain competitive in a rapidly evolving industry.

The cloud-based technology industry is characterized by rapid and ongoing technological change, frequent new product and service introductions, and evolving industry standards. Our future success will depend on our ability to adapt to rapidly changing technologies, to adapt our solutions to evolving industry standards and consumer needs and to improve the performance and reliability of our applications and services. To achieve market acceptance for our applications and services, we must anticipate subscriber needs and offer solutions that meet changing subscriber demands quickly and effectively. Subscribers may require features and functionality that our current applications and services do not have or that our platforms are not able to support. If we fail to develop solutions that satisfy subscriber preferences in a timely and cost-effective manner, our ability to renew our agreements with existing subscribers and our ability to increase demand for our solutions will be harmed.

In addition, the manner in which we market to our subscribers and potential subscribers must keep pace with technological change, marketing trends and shifts in how our solutions are found, purchased and used by subscribers and potential subscribers. For example, application marketplaces, mobile platforms and new search engines and search methods are changing the way in which consumers find, purchase and use our solutions. If we are not able to take advantage of such technologies or anticipate such trends, or if existing technologies or systems, such as the domain name system which directs traffic on the Internet, become obsolete, we may be unable to continue to attract new subscribers or sell additional solutions to our existing subscribers.

Our future success will depend on our ability to continue to identify and partner with or acquire third parties who offer and are able to adapt to new technologies and to develop compelling and innovative solutions that can be integrated with our platform and brought to market. If we or our third-party partners are unable to adapt to rapidly changing technologies and develop solutions that meet subscriber requirements, our revenue and operating results may be adversely affected.

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

We could also incur significant fines or lose our ability to give subscribers the option of using credit cards to fund their payments or pay their fees to us if we fail to follow payment card industry data security standards, even if there is no compromise of subscriber information. Although we believe we are in compliance with payment card industry data security standards and do not believe that there has been a compromise of subscriber information, we have not always been in full compliance with these standards. Accordingly, we could be fined, or our services could be suspended, for such failure to comply with payment card industry data security standards, which would cause us to not be able to process payments using credit cards. If we are unable to accept credit card payments, our financial condition, results of operations and cash flows would be adversely affected.

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

Acquisitions involve numerous risks, any of which could harm our business, including:

•	difficulties in integrating the technologies, products, operations, billing systems, personnel or operations of an acquired business and realizing the anticipated benefits of the combined businesses;

•	difficulties in supporting and transitioning acquired subscribers, if any, to our platform, causing potential loss of such subscribers and damage to our reputation;

•	disruption of our ongoing business and diversion of financial, management, operations and customer support resources from existing operations;

•	difficulties in applying our controls and risk management policies and practices to acquired companies;

•	to the extent an acquired company has a corporate culture or compensation arrangement different from ours, difficulty assimilating or integrating the acquired organization and its talent, which could lead to morale issues, increased turnover and lower productivity than anticipated, and could also adversely affect the culture of our existing organization;

•	the price we pay, or other resources that we devote, may exceed the value we realize, or the value we could have realized if we had allocated the purchase price or other resources to another opportunity or unanticipated costs associated with pursuing acquisitions;

•	potential loss of an acquired business’ strategic alliances and key employees, including those employees who depart prior to transferring to us, or without otherwise documenting, knowledge and information that are important to the efficient operation of the acquired business;

•	potential deployment by an acquired company of its top talent to other of its business units prior to our acquisition if we do not acquire the entirety of an acquired company’s stock or assets;

•	disruption of our business due to sellers, former employees, contractors or third-party service providers of an acquired company or business misappropriating our intellectual property, violating non-competition agreements, or otherwise causing harm to our company;

•	integration and support of redundant solutions or solutions that are outside of our core capabilities;

•	the incurrence of additional debt in order to fund an acquisition, or assumption of debt or other liabilities, including litigation risk or risks associated with other unforeseen or undisclosed liabilities, of the acquired company;

•	adverse tax consequences, including exposure to substantial penalties and fees if an acquired company failed to comply with relevant tax rules and regulations prior to our acquisition or due to substantial depreciation or deferred compensation charges; and

•	accounting effects, including potential impairment charges related to long-lived assets and requirements that we record deferred revenue at fair value.

We rely heavily on the representations and warranties provided to us by the sellers in our acquisitions, including as they relate to creation, ownership and rights in intellectual property, existence of open source software and compliance with laws and contractual requirements. If any of these representations and warranties are inaccurate or breached, we might pursue costly litigation and assessment of liability for which there may not be adequate recourse, against such sellers, in part due to contractual time limitations and limitations of liability. Moreover, acquisitions frequently result in the recording of goodwill and other intangible assets which are subject to potential impairments in the future that could harm our financial results. We may also incur expenses related to completing acquisitions, or in evaluating potential acquisitions or technologies, which may adversely affect our profitability. In addition, if we finance acquisitions by issuing equity securities, our existing stockholders may be diluted.

If we fail to properly conduct due diligence efforts or evaluate acquisitions or investments, we may not achieve the anticipated benefits of any such acquisitions and we may incur costs in excess of what we anticipate. The failure to successfully evaluate and execute acquisitions or investments or otherwise adequately address these risks could materially harm our business and financial results.

The international nature of our business and our continued international expansion expose us to business risks that could limit the effectiveness of our growth strategy and cause our operating results to suffer.

We currently maintain offices and conduct operations in the United States, Brazil and India, and we intend to expand our international operations. For example, we recently acquired Directi, and we may in the future seek to make other acquisitions that help us access new international markets, enhance our data analytics and technology platform or add functionality and capabilities to our suite of products and services.

Any international expansion efforts that we undertake may not be successful. In addition, conducting operations in international markets subjects us to new risks that we have not generally faced in the United States. These risks include:

•	localization of the marketing and deployment of our solutions, including translation into foreign languages and adaptation for local practices and regulatory requirements;

•	longer than expected lead times for, or the failure of, an SMB market for our solutions to develop in the countries and regions in which we are opening offices and conducting operations;

•	our inability to effectively market our solutions to SMBs due to our failure to adapt to local cultural norms, technology standards, billing and collection standards or pricing models;

•	lack of familiarity with, and burdens of, complying with foreign laws, legal standards, regulatory requirements, tariffs and other barriers, including laws related to employment or labor, or laws regarding liability of online service providers for activities of subscribers, such as infringement or illegal activities, and more stringent laws in foreign jurisdictions relating to defamation or the privacy and protection of third-party data;

•	difficulties in identifying and managing local staff, systems integrators, technology partners, and other third-party vendors and service providers;

•	differing technology practices and needs that we are not able to meet, including an increased demand from our international subscribers that our cloud-based solutions be easily accessible and operational on smartphones and tablets;

•	difficulties in collecting payments from subscribers, especially due to the more limited availability and popularity of credit cards in certain countries;

•	management, communication and integration problems resulting from cultural or language differences and geographic dispersion;

•	diversion of our management’s attention and resources to explore, negotiate, or close acquisitions and to integrate, staff and manage geographically remote operations and employees;

•	sufficiency of qualified labor pools in various international markets;

•	competition from companies with international operations, including large international competitors and entrenched local companies;

•	changes in global currency systems or fluctuations in exchange rates that may increase the volatility of or adversely affect our foreign-based revenue;

•	compliance with the Foreign Corrupt Practices Act, economic sanction laws and regulations, export controls and other U.S., non-U.S. and local laws and regulations regarding international and multi-national business operations;

•	potentially adverse tax consequences, including the complexities of foreign value added tax (or other tax) systems, our inadvertent failure to comply with all relevant foreign tax rules and regulations due to our lack of familiarity with the jurisdiction’s tax laws, and restrictions and withholdings on the repatriation of earnings;

•	uncertain political and economic climates; and

•	reduced or varied protection for intellectual property rights in some countries.

These factors have caused our international costs of doing business to exceed our comparable domestic costs and have caused the time and expense required to close our international acquisitions to exceed our comparable domestic costs. A negative impact from our international business efforts could adversely affect our business, operating results and financial condition as a whole.

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

Our growing operations in India, use of an India-based service provider and India-based workforce may expose us to risks that could have an adverse effect on our costs of operations and harm our business.

We currently use India-based third-party service providers to provide certain outsourced services to support our U.S.-based operations, including email- and chat-based customer and technical support, billing support, network monitoring and engineering and development services, as well as to staff and operate our HostGator India business. As our operations grow, we may increase our use of these and other India-based outsourced service providers. Although there are cost advantages to operating in India, significant growth in the technology sector in India has increased competition to attract and retain skilled employees and has led to a commensurate increase in compensation costs. In the future, we or our third-party service providers may not be able to hire and retain such personnel at compensation levels consistent with our existing compensation and salary structure in India. In addition, we recently acquired Directi, and began to employ an India-based workforce. Our use of a workforce in India exposes us to disruptions in the business, political and economic environment in that region. Our operations in India require us to comply with local laws and regulatory requirements, which are complex and burdensome and of which we may not always be aware, and expose us to foreign currency exchange rate risk. Our Indian operations may also subject us to trade restrictions, reduced or inadequate protection for intellectual property rights, security breaches and other factors that may adversely affect our business. Negative developments in any of these areas could increase our costs of operations or otherwise harm our business.

We have a history of losses and may not be able to achieve profitability.

We have had a net loss in each year since inception. We had a net loss of $159.2 million for fiscal year 2013 and a net loss of $139.3 million for fiscal year 2012. In connection with our acquisitions, we have recorded long-lived assets at fair value. We record amortization expense in each reporting period related to the long-lived assets, which have increased the amount of net loss we have recorded in each reporting period.

We cannot predict if we will achieve profitability in the near future or at all. We expect to make significant future expenditures to develop and expand our business. In addition, as a public company, we have and expect to continue to incur significant legal, accounting and other expenses that we did not incur previously as a private company. Our recent growth in revenue and number of subscribers may not be sustainable, and our revenue may be insufficient to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including interest expense related to our substantial indebtedness, and the other risks described in this report, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events.

We may need additional equity, debt or other financing in the future, which we may not be able to obtain on acceptable terms, or at all, and any additional financing may result in restrictions on our operations or substantial dilution to our stockholders.

We may need to raise funds in the future, for example, to develop new technologies, expand our business, respond to competitive pressures, acquire businesses, or respond to unanticipated situations. We may try to raise additional funds through public or private financings, strategic relationships or other arrangements. Although our credit agreements limit our ability to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, or amendments with the consent of our lenders.

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

Our business depends on establishing and maintaining strong brands. If we are not able to effectively promote our brands, or if the reputation of our brands is damaged, our ability to expand our subscriber base will be impaired and our business and operating results will be harmed.

We market our solutions through various brands, including Bluehost, FatCow, Homestead, HostGator and iPage. We believe that establishing and maintaining our brands is critical to our efforts to expand our subscriber base. If we do not continue to build awareness of our brands, we could be placed at a competitive disadvantage to companies whose brands are, or become, more recognizable than ours. To attract and retain subscribers and to promote and maintain our brands in response to competitive pressures, we may have to substantially increase our financial commitment to creating and maintaining distinct brand loyalty among subscribers or eliminate certain of our brands. If subscribers, as well as our third-party referral marketing, distribution and reseller partners, do not perceive our existing solutions to be reliable and of high quality, or if we introduce new services or enter into new business ventures that are not favorably received by such parties, the value of our brands could be diminished, thereby decreasing the attractiveness of our solutions to such parties. As a result, our operating results may be adversely affected by decreased brand recognition and harm to our reputation.

Our success depends in part on our strategic relationships and alliances with third parties on whom we rely to acquire subscribers and to offer solutions to our subscribers and from which we license intellectual property to develop our own solutions.

In order to expand our business, we plan to continue to rely on third-party relationships and alliances, such as with referrers and promoters of our brands and solutions, as well as with our providers of solutions and services that we offer to subscribers. Identifying, negotiating, documenting and managing relationships with third parties in certain cases requires significant time and resources, and it is possible that we may not be able to devote the time and resources we expect to such relationships. Integrating and customizing third parties’ solutions with our platform also requires us to expend significant time and resources to ensure that each respective solution works with our platform, as well as with our other products and services. If any of the third parties on which we rely fails to perform as expected, breaches or terminates their agreement with us, or becomes engaged in a dispute with us, our reputation could be adversely affected and our business could be harmed.

We rely on third-party referral and reseller partners to acquire subscribers. If our third-party referral partners fail to promote our brands or to refer new subscribers to us, fail to comply with regulations, are forced to change their marketing efforts due to new regulations or cease to be viewed as credible sources of information by our potential subscribers, we may face decreased demand for our solutions and loss of revenue. Our third-party reseller partners purchase our solutions and resell them to their customer bases. These partners have the direct contractual relationships with our ultimate subscribers and, therefore, we risk the loss of both our third-party partners and their customers if our services fail to meet expectations or if our partners fail to perform their obligations or deliver the level of service to the ultimate subscriber that we expect.

We are dependent on third-party relationships to offer our domain name services to our subscribers. Certain of our subsidiaries are accredited by ICANN and various other registries as a domain name registrar. If we fail to comply with domain name registry requirements or if domain name registry requirements change, we could lose our accreditation, be required to increase our expenditures or alter our service offerings, any of which could have a material adverse effect on our business, financial condition or results of operations.

We also have relationships with product partners whose solutions, including site builders, shopping carts and security tools, we offer to our subscribers. A majority of our offerings are provided by third parties. We may be unable to continue our relationship with any of these partners if, for example, they decline to continue to work with us or are acquired by third parties. In such an event, we may not be able to continue to offer these third-party tools to our subscribers or we may be forced to find an alternative that may be inferior to the solution that we had previously offered, which could harm our business and our operating results.

We also rely on software licensed from or hosted by third parties to offer our solutions to our subscribers. In addition, we may need to obtain future licenses from third parties to use intellectual property associated with the development of our solutions, which might not be available to us on acceptable terms, or at all. Any loss of the right to use any software or other intellectual property required for the development and maintenance of our solutions could result in delays in the provision of our solutions until equivalent technology is either developed by us, or, if available, is identified, obtained and integrated. Any errors or defects in third-party software could result in errors or a failure of our solutions which could harm our business and operating results. Further, we cannot be certain that the owners’ rights in their technologies will not be challenged, invalidated or circumvented.

We rely on a limited number of co-located data centers to deliver most of our services. If we are unable to renew our data center agreements on favorable terms, or at all, our operating margins and profitability could be adversely affected and our business could be harmed.

We do not own our data centers. Rather, we occupy them pursuant to co-location service agreements with third-party data center facilities which have built and maintain the co-located data centers for us and other parties. We currently serve most of our subscribers from five co-located data center facilities located in Massachusetts (two), Texas, Utah and California. Although we own the servers in these five co-located data centers and engineer and architect the systems upon which our platforms run, we do not control the operation of these facilities.

The terms of our existing co-located data center agreements vary in length and expire over a period ranging from 2014 through 2018. The owners of these or our other co-located data centers have no obligation to continue such arrangements beyond their current terms, nor are they obligated to renew their agreements with us on terms acceptable to us, or at all.

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

Since our subscribers use our solutions to maintain an online presence for their business, errors, defects or other performance problems could result in damage to our subscribers and their businesses. They could elect to cancel or not to renew their agreements, delay or withhold payments to us, or seek significant compensation from us for the losses they or their businesses suffer. Although our subscriber agreements typically contain provisions designed to limit our exposure to certain claims, existing or future laws or unfavorable judicial decisions could negate or diminish these limitations. Even if not successful, a claim brought against us could be time-consuming and costly and could seriously damage our reputation in the marketplace, making it harder for us to acquire and retain subscribers.

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

Our ability to successfully pursue our growth strategy will depend on our ability to attract, retain and motivate key employees across our business. In particular, we are dependent on our platform engineers and those who manage our sales and service employees. We face intense competition for these and other employees from numerous technology, software and manufacturing companies, and we cannot ensure that we will be able to attract, integrate or retain additional qualified employees in the future. If we are unable to attract new employees and retain our current employees, we may not be able to develop and maintain our services at the same levels as our competitors, and we may therefore lose subscribers and market share. Our failure to attract and retain qualified individuals could have an adverse effect on our ability to execute on our business objectives and, as a result, our ability to compete could decrease, our operating results could suffer and our revenue could decrease.

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

The U.S. federal and various state and foreign governments have adopted or proposed limitations on the collection, distribution, use and storage of personal information of individuals, and the FTC and many state attorneys general are applying federal and state consumer protection laws to impose standards for the online collection, use and dissemination of data. However, these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices. Any failure or perceived failure by us to comply with privacy or security laws, policies, legal obligations or industry standards or any security incident that results in the unauthorized release or transfer of personally identifiable information or other subscriber data may result in governmental enforcement actions, litigation, fines and penalties and/or adverse publicity and could cause our subscribers to lose trust in us, which could have an adverse effect on our reputation and business.

Some proposed laws or regulations concerning privacy, data protection and information security are in their early stages, and we cannot yet determine the impact these laws and regulations, if implemented, may have on our business. Future laws or regulations could impair our ability to collect and/or use user information that we use to provide targeted advertising to our users, thereby impairing our ability to maintain and grow our subscriber base and increase revenue. Future restrictions on the collection, use, sharing or disclosure of our subscribers’ data or additional requirements for obtaining the consent of subscribers for the use and disclosure of such information could require us to modify our solutions and features, possibly in a material manner, and could limit our ability to develop new services and features.

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

In recent years, U.S. and European lawmakers and regulators have expressed concern over the use of third-party cookies or web beacons for online behavioral advertising. The European Union has adopted legislation that requires informed consent for the placement of a cookie on a user’s device. Although we believe we have taken reasonable steps to comply with this legislation, any failure by us to comply with applicable requirements may result in governmental enforcement actions, litigation, fines and penalties or adverse publicity which could have an adverse effect on our reputation and business. Regulation of cookies and web beacons may lead to broader restrictions on our research activities, including efforts to understand users’ Internet usage. Such regulations may have a chilling effect on businesses, such as ours, that collect and use online usage information and may increase the cost of maintaining a business that collects or uses online usage information, increase regulatory scrutiny and increase the potential for civil liability under consumer protection laws. In response to marketplace concerns about the usage of third-party cookies and web beacons to track user behaviors, providers of major browsers have included features that allow users to limit the collection of certain data in general or from specified websites. These developments could impair our ability to collect user information that helps us provide more targeted advertising to our users.

In addition, in connection with the marketing and advertisement of our products and services, we could be the target of claims relating to false or deceptive advertising or marketing practices, including under the auspices of the FTC and the consumer protection statutes of some states.

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

Due to the fact that our solutions are cloud-based, we store and transmit large amounts of sensitive, confidential, personal and proprietary information over public communications networks. Any security breach, virus, accident, employee error, criminal activity or malfeasance, fraudulent service plan order, impersonation scam perpetrated against us, intentional misconduct by cyber criminals or similar breach or disruption could result in unauthorized access, usage or disclosure, or loss of, confidential information, as well as interruptions, delays or cessation of service to our subscribers, each of which may cause damage to our reputation and result in increased security costs, litigation, regulatory investigations or other liabilities. For example, in February 2012, prior to our acquisition of HostGator, a HostGator employee obtained unauthorized access to systems running HostGator subscribers’ websites, which would have permitted the employee to access private and confidential information stored on those websites. Although HostGator implemented system fixes and took other steps to prevent such security breaches prior to our acquisition of that company in July 2012, similar security breaches of subscriber information on our systems may occur in the future. The risk that these types of events could seriously harm our business is likely to increase as we expand the number of technology solutions and services that we offer and expand our operations in foreign countries.

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

Organizations generally, and Internet-based organizations in particular, remain vulnerable to highly targeted attacks aimed at exploiting network-specific applications or weaknesses. Techniques used to obtain unauthorized access to, or to sabotage, systems often are not recognized until launched against a target. Cyber criminals are increasingly using powerful new tactics including evasive applications, proxies, tunneling, encryption techniques, vulnerability exploits, buffer overflows, distributed denial of service attacks, or DDoS attacks, botnets and port scans. For example, we are often the targets of DDoS attacks in which attackers attempt to block subscribers’ access to our websites, and we have recently experienced an increase in such DDoS attacks. If we are unable to avert a DDoS or other attack for any significant period, we could sustain substantial revenue loss from lost sales and subscriber dissatisfaction. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks. Moreover, we may not be able to immediately detect that such an attack has been launched, if, for example, unauthorized access to our systems was obtained without our knowledge in preparation for an attack contemplated to commence in the future. Cyber attacks may target us, our subscribers, our partners, banks, credit card processors, delivery services, e-commerce in general or the communication infrastructure on which we depend.

Despite the precautions we take to defend our network against cyber attacks, our support agents may be vulnerable to e-mail scams, phishing, social media or similar attacks, as well as social engineering tactics used to perpetrate fraud, which could cause them to divulge confidential information about us or our subscribers, allowing such perpetrators to, among other things, gain access to our systems or our subscribers’ accounts. Our subscribers may also use weak passwords, accidentally disclose their passwords or store them on a mobile device that is lost or stolen, or otherwise compromise the security of their data, creating the perception that our systems are not secure against third-party access. In addition, if third parties with which we work, such as vendors or developers, violate applicable laws or our policies, such violations may also put our subscribers’ information at risk and could in turn have an adverse effect on our business.

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

We use open source software, such as MySQL and Apache, in providing a substantial portion of our solutions, and we may incorporate additional open source software in the future. Such open source software is generally licensed by its authors or other third parties under open source licenses. If we fail to comply with these licenses, we may be subject to certain conditions, including requirements that we offer our solutions that incorporate the open source software for no cost; that we make available source code for modifications or derivative works we create based upon, incorporating or using the open source software; and/or that we license such modifications or derivative works under the terms of the particular open source license. In addition, if a third-party software provider has incorporated open source software into software that we license from such provider, we could be required to disclose any of our source code that incorporates or is a modification of such licensed software. If an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending such allegations and could be subject to significant damages, enjoined from the sale of our solutions that contained the open source software, and required to comply with the foregoing conditions, which could disrupt the distribution and sale of some of our solutions. In addition, there have been claims challenging the ownership of open source software against companies that incorporate open source software into their products. As a result, we could be subject to suits by parties claiming ownership of what we believe to be open source software. Such litigation could be costly for us to defend, have a negative effect on our operating results and financial condition or require us to devote additional research and development resources to change our products.

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

Several U.S. federal statutes may apply to us with respect to various subscriber activities:

•	The Digital Millennium Copyright Act of 1998, or DMCA, provides recourse for owners of copyrighted material who believe that their rights under U.S. copyright law have been infringed on the Internet. Under the DMCA, based on our current business activity as an online service provider that does not monitor, own or control website content posted by our subscribers, we generally are not liable for infringing content posted by our subscribers or other third parties, provided that we follow the procedures for handling copyright infringement claims set forth in the DMCA. Generally, if we receive a proper notice from, or on behalf, of a copyright owner alleging infringement of copyrighted material located on websites we host, and we fail to expeditiously remove or disable access to the allegedly infringing material or otherwise fail to meet the requirements of the safe harbor provided by the DMCA, the copyright owner may seek to impose liability on us. Technical mistakes in complying with the detailed DMCA take-down procedures could subject us to liability for copyright infringement.

•	The Communications Decency Act of 1996, or CDA, generally protects online service providers, such as us, from liability for certain online activities of their customers, such as the publication of defamatory or other objectionable content. As an online service provider, we do not monitor hosted websites or prescreen the content placed by our subscribers on their sites. Accordingly, under the CDA, we are generally not responsible for the subscriber-created content hosted on our servers. However, the CDA does not apply in foreign jurisdictions and we may nonetheless be brought into disputes between our subscribers and third parties which would require us to devote management time and resources to resolve such matters and any publicity from such matters could also have an adverse effect on our reputation and therefore our business.

•	In addition to the CDA, the Securing the Protection of our Enduring and Established Constitutional Heritage Act, or the SPEECH Act, provides a statutory exception to the enforcement by a U.S. court of a foreign judgment for defamation under certain circumstances. Generally, the exception applies if the defamation law applied in the foreign court did not provide at least as much protection for freedom of speech and press as would be provided by the First Amendment of the U.S. Constitution or by the constitution and law of the state in which the U.S. court is located, or if no finding of defamation would be supported under the First Amendment of the U.S. Constitution or under the constitution and law of the state in which the U.S. court is located. Although the SPEECH Act may protect us from the enforcement of foreign judgments in the United States, it does not affect the enforceability of the judgment in the foreign country that issued the judgment. Given our international presence, we may therefore, nonetheless, have to defend against or comply with any foreign judgments made against us, which could take up substantial management time and resources and damage our reputation.

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

We could face potential claims of tort law liability for our failure to renew a subscriber’s domain, and we have faced such liability in the past. We could also face potential tort law liability for our role in the wrongful transfer of control or ownership of accounts, websites or domain names. The safeguards and procedures we have adopted may not be successful in insulating us against liability from such claims in the future. In addition, we face potential liability for other forms of account, website or domain name “hijacking,” including misappropriation by third parties of our network of subscriber accounts, websites or domain names and attempts by third parties to operate accounts, websites or domain names or to extort the subscriber whose accounts, websites or domain names were misappropriated. Furthermore, our risk of incurring liability for a security breach on or in connection with a subscriber account, website or domain name would increase if the security breach were to occur following our sale to a subscriber of an SSL certificate that proved ineffectual in preventing it. Finally, we are exposed to potential liability as a result of our domain privacy service, wherein the identity and contact details for the domain name registrant are masked. Although our terms of service reserve the right to provide the underlying WHOIS information and/or to cancel privacy services on domain names giving rise to domain name disputes, including when we receive reasonable evidence of an actionable harm, the safeguards we have in place may not be sufficient to avoid liability, which could increase our costs of doing business.

Occasionally a subscriber may register a domain name that is identical or similar to another party’s trademark or the name of a living person. Disputes involving registration or control of domain names are often resolved through the Uniform Domain Name Dispute Resolution Policy, or UDRP, ICANN’s administrative process for domain name dispute resolution, or less frequently through litigation under the Anti cybersquatting Consumer Protection Act, or ACPA, or under general theories of trademark infringement or dilution. The UDRP generally does not impose liability on registrars, and the ACPA provides that registrars may not be held liable for registering or maintaining a domain name absent a showing of bad faith, intent to profit or reckless disregard of a court order by the registrar. However, we may face liability if we fail to comply in a timely manner with procedural requirements under these rules. In addition, these processes typically require at least limited involvement by us and, therefore, increase our cost of doing business. The volume of domain name registration disputes may increase in the future as the overall number of registered domain names increases.

We are subject to export controls and economic sanctions laws that could impair our ability to compete in international markets and subject us to liability if we are not in full compliance with applicable laws.

Our business activities are subject to various restrictions under U.S. export controls and trade and economic sanctions laws, including the U.S. Commerce Department’s Export Administration Regulations and economic and trade sanctions regulations maintained by the U.S. Treasury Department’s Office of Foreign Assets Control, or OFAC. If we fail to comply with these laws and regulations, we could be subject to civil or criminal penalties and reputational harm. In addition, if our third-party resellers fail to comply with these laws and regulations in their dealings, we could face potential liability or penalties for violations. Furthermore, U.S. export control laws and economic sanctions laws prohibit certain transactions with U.S. embargoed or sanctioned countries, governments, persons and entities.

Although we take precautions to prevent transactions with U.S. sanction targets, we have in the past identified limited instances of non-compliance with these rules and believe we have taken appropriate corrective actions in such instances. For example, on May 1, 2013, during a routine compliance scan of our new and existing subscriber accounts, we discovered a new subscriber account that was created on April 6, 2013 with information matching ORT France, identified by OFAC as a Specially Designated National, or SDN, under the

Global Terrorism Sanctions Regulations, 31 C.F.R. Part 594. We had charged the subscriber $114.10 for web hosting and domain name registration services at the time the account was opened and without knowledge of any SDN issue. Upon discovery of the potential SDN match, we promptly suspended the subscriber account, deactivated the website, locked the domain name to prevent it from being transferred and ceased providing services to the subscriber. We also promptly reported the potential SDN match to OFAC. To date, we have not received any correspondence from OFAC regarding the matter.

Although we have implemented compliance measures that are designed to prevent transactions with U.S. sanction targets, there is risk that in the future we or our resellers could provide our solutions or services to such targets despite such compliance measures. This could result in negative consequences to us, including government investigations, penalties and reputational harm.

Changes in our solutions or changes in export and import regulations may create delays in the introduction and sale of our solutions in international markets, prevent our subscribers with international operations from deploying our solutions or, in some cases, prevent the export or import of our solutions to certain countries, governments or persons altogether. Any change in export or import regulations, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our solutions or decreased ability to export or sell our solutions to existing or potential subscribers with international operations. Any decreased use of our solutions or limitation on our ability to export or sell our solutions could adversely affect our business, financial condition and operating results.

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

To the extent conditions in the economy deteriorate, our business could be harmed as subscribers may reduce or postpone spending and choose to discontinue our solutions, decrease their service level, delay subscribing for our solutions or stop purchasing our solutions all together. In addition, our efforts to attract new subscribers may be adversely affected. Weakening economic conditions may also adversely affect third parties with which we have entered into relationships and upon which we depend in order to grow our business, which could detract from the quality or timeliness of the products or services such parties provide to us and could adversely affect our reputation and relationships with our subscribers. In uncertain and adverse economic conditions, decreased consumer spending is likely to result in a variety of negative effects such as reduction in revenue, increased costs, lower gross margin percentages and recognition of impairments of assets, including goodwill and other intangible assets. Uncertainty and adverse economic conditions may also lead to a decreased ability to collect payment for our solutions and services due primarily to a decline in the ability of our subscribers to use or access credit, including through credit cards and PayPal, which is how most of our subscribers pay for our services. We also expect to continue to experience volatility in foreign exchange rates, which could adversely affect the amount of expenses we incur and the revenue we record in future periods. If any of the above risks are realized, we may experience a material adverse effect on our business, financial condition and operating results.

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

Risks Related to Our Substantial Indebtedness

Our substantial level of indebtedness could materially and adversely affect our financial condition.

We now have, and expect to continue to have, significant indebtedness that could result in a material and adverse effect on our business. As of December 31, 2013, we had approximately $1,047.4 million of aggregate indebtedness. Under our term loan facility, we are required to repay approximately $2.6 million of principal at the end of each quarter and are required to pay accrued interest upon the maturity of each interest accrual period which we currently estimate at $13.2 million per fiscal quarter in 2014. Interest accrual periods under our term loan facility are typically three months in duration. The actual amounts of our debt servicing payments vary based on the amounts of indebtedness outstanding, the applicable interest accrual periods and the applicable interest rates, which vary based on prescribed formulas.

This high level of debt could have important consequences, including:

•	increasing our vulnerability to general adverse financial, business, economic and industry conditions, as well as other factors that are beyond our control;

•	requiring us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions, research and development efforts and other general corporate purposes;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	restricting our ability to pay dividends on our capital stock or redeem, repurchase or retire our capital stock or indebtedness;

•	limiting our ability to borrow additional funds;

•	exposing us to the risk of increased interest rates as certain of our borrowings are, and may in the future be, at variable interest rates;

•	requiring us to sell assets or incur additional indebtedness if we are not able to generate sufficient cash flow from operations to fund our liquidity needs;

•	requiring us to refinance all or a portion of our indebtedness at or before maturity; and

•	making it more difficult for us to fund other liquidity needs.

The occurrence of any one of these events or our failure to generate sufficient cash flow from operations could have a material adverse effect on our business, financial condition, results of operations and ability to satisfy our obligations under our outstanding credit agreements.

The terms of our credit agreements impose restrictions on our business, reducing our operational flexibility and creating default risks. Failure to comply with these restrictions, or other events, could result in default under this agreement that could trigger an acceleration of our indebtedness that we may not be able to repay.

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

Risks Related to Ownership of Our Common Stock

Our stock price has been and may in the future be volatile, which could cause purchasers of our common stock to incur substantial losses.

The trading price of our common stock has been and may in the future be subject to substantial price volatility. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including the factors listed below and other factors described in this “Risk Factors” section:

•	low trading volume, which could cause even a small number of purchases or sales of our stock to have an impact on the trading price of our common stock;

•	our limited trading history;

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of comparable companies;

•	actual or anticipated changes in our earnings or any financial projections we may provide to the public, or fluctuations in our operating results or in the expectations of securities analysts;

•	ratings changes by debt ratings agencies;

•	short sales, hedging and other derivative transactions involving our capital stock;

•	announcements of technological innovations, new products, strategic alliances, or significant agreements by us or by our competitors;

•	litigation involving us;

•	investors’ general perception of us;

•	changes in general economic, industry and market conditions and trends; and

•	recruitment or departure of key personnel.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Because of prior volatility as well as the potential for continuing volatility of our stock price, we may become the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

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

As of February 21, 2014, we had 129,105,465 shares of common stock outstanding. Of these shares:

•	21,049,004 are freely tradable in the public market;

•	105,143,449 shares will become eligible for sale into the public market upon expiration of underwriter lock-up agreements, subject to any applicable vesting requirements and volume limitations under federal securities laws, and in the case of shares held by certain investment funds and entities affiliated with either Warburg Pincus or Goldman Sachs, subject to a stockholders agreement between us and certain holders of our common stock;

•	789,973 shares were issued pursuant to restricted stock awards under our 2013 Stock Incentive Plan, or the 2013 Plan and will become eligible for sale into the public market once they are vested, subject to contractual lock up-agreements that expire concurrently with the underwriter lock-up agreements; and

•	2,123,039 shares issued to Directi Web Technologies Holdings, or Directi Holdings, in connection with the Directi acquisition will become eligible for sale into the public market on April 23, 2014, subject to any applicable restrictions under federal securities laws and pursuant to the master share purchase agreement to acquire Directi.

Under our stockholders agreement, investment funds and entities affiliated with either Warburg Pincus or Goldman Sachs are subject to additional contractual restrictions on the transfer of shares of our common stock. Those restrictions, however, may be waived at any time by the mutual agreement of certain investment funds and entities affiliated with either Warburg Pincus or Goldman Sachs. The underwriter lock–up agreements will expire on April 23, 2014, although the underwriters have the ability to waive the lockup agreements prior to that date in their discretion.

Holders of an aggregate of 105,143,449 shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Once we register these shares, subject to any contractual lock-ups, they can be freely sold in the public market upon issuance, subject to the lock-up agreements described above, and any applicable vesting requirements.

We have also registered 18,000,000 shares of common stock that have been issued or reserved for future issuance under the 2013 Plan. As of February 21, 2014, there are a total of 6,827,090 shares of our common stock subject to outstanding restricted stock, restricted stock units and stock option awards under the 2013 Plan (including the 789,973 shares of restricted stock listed above). These shares, as well as any shares we grant in the future pursuant to the 2013 Plan, will be able to be freely sold in the public market once they are vested (and, in the case of stock options, once they are exercised), subject to the lock-up agreements described above.

Insiders have substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control.

As of February 21, 2014, our directors and executive officers and their affiliates beneficially own, in the aggregate, 76.1% of our outstanding common stock. Specifically, investment funds and entities affiliated with Warburg Pincus own, in the aggregate, 50.1% of our outstanding common stock, and investment funds and entities affiliated with Goldman Sachs own, in the aggregate, approximately 16.2% of our outstanding common stock. As a result, these stockholders, if they act together, could have significant influence over the outcome of matters submitted to our stockholders for approval. Our stockholders agreement contains agreements among the parties with respect to certain matters, including the election of directors, and certain restrictions on our ability to effect specified corporate transactions. If these stockholders were to act together, they could have significant influence over the management and affairs of our company. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock. In particular, the significant ownership interest of investment funds and entities affiliated with either Warburg Pincus or Goldman Sachs in our common stock could adversely affect investors’ perceptions of our corporate governance practices.

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

Our restated certificate of incorporation, our amended and restated bylaws, our stockholders agreement and Delaware law contain provisions that may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares of our common stock. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. Our corporate governance documents include provisions:

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

As a public company, and particularly after we are no longer an “emerging growth company,” we have incurred and expect to continue to incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The NASDAQ Global Select Market and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel need to devote a substantial amount of time to comply with these requirements. Moreover, these rules and regulations have increased our legal and financial compliance costs and have made some activities more time-consuming and costly. These rules and regulations have made it more difficult and more expensive for us to obtain director and officer liability insurance, which could make it more difficult for us to attract and retain qualified members of our board of directors.

One aspect of complying with these rules and regulations as a public company is that we are required to ensure that we have adequate financial and accounting controls and procedures in place. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. This is a costly and time-consuming effort that needs to be re-evaluated periodically.

We have begun the process of documenting, reviewing and improving our internal controls and procedures for compliance with Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, which will require that we evaluate, test and document our internal controls and, as a part of that evaluation, documentation and testing, identify areas for further attention and improvement. We have recruited additional finance and accounting personnel, as well as outside consultants, and we will need to continue to dedicate internal resources, and potentially engage additional outside consultants, to adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Implementing any appropriate changes to our internal controls may distract our officers and employees, entail substantial costs to modify our existing processes and take significant time to complete. These changes may not, however, be effective in maintaining the adequacy of our internal controls. Thus, despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. Any failure to maintain the adequacy of our internal controls, consequent inability to produce accurate financial statements on a timely basis, or identification and failure to remediate one or more material weaknesses could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements and make it more difficult for us to market and sell our solutions to new and existing subscribers.

In addition, pursuant to Section 404, we will be required to furnish an annual report by our management on their assessment of the effectiveness of our internal control over financial reporting. The requirement that management attest to the effectiveness of our internal control over financial reporting begins with our second filing of an Annual Report on Form 10-K with the Securities and Exchange Commission after we become a public company, which will be our Annual Report on Form 10-K for the year ending December 31, 2014. However, unlike other public companies, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered accounting firm.

Certain of our stockholders have the right to engage or invest in the same or similar businesses as us.

Investment funds and entities affiliated with either Warburg Pincus or Goldman Sachs, together, hold a controlling interest in our company. Warburg Pincus, Goldman Sachs and their respective affiliates have other investments and business activities in addition to their ownership of our company. Warburg Pincus, Goldman Sachs and their respective affiliates have the right, and have no duty to abstain from exercising the right, to engage or invest in the same or similar businesses as us. To the fullest extent permitted by law, we have, on behalf of ourselves, our subsidiaries and our and their respective stockholders, renounced any interest or expectancy in, or in being offered an opportunity to participate in, any business opportunity that may be presented to Warburg Pincus, Goldman Sachs or any of their respective affiliates, partners, principals, directors, officers, members, managers, employees or other representatives, and no such person has any duty to communicate or offer such business opportunity to us or any of our subsidiaries or shall be liable to us or any of our subsidiaries or any of our or its stockholders for breach of any duty, as a director or officer or otherwise, by reason of the fact that such person pursues or acquires such business opportunity, directs such business opportunity to another person or fails to present such business opportunity, or information regarding such business opportunity, to us or our subsidiaries, unless, in the case of any such person who is a director or officer of ours, such business opportunity is expressly offered to such director or officer in writing solely in his or her capacity as a director or officer of ours.

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

ITEM 1B.	Unresolved Staff Comments

Not applicable.

ITEM 2.	Properties

As of December 31, 2013, we provided our solutions through various offices and co-located data centers, all of which we occupy pursuant to various lease or co-location arrangements, including:

•	approximately 59,000 square feet of office space located in Burlington, Massachusetts, which serves as our corporate headquarters, under a lease that expires in March 2024;

•	approximately 377,000 square feet of additional office space located primarily in Arizona, California, Colorado, Texas, Utah and Washington;

•	approximately 38,000 square feet of additional office space located primarily in Brazil and India;

•	approximately 13,000 square feet of data center space located primarily in California, Massachusetts, Michigan, Texas and Utah.

We believe that our facilities are adequate for our current needs and that suitable additional or substitute space will be available as needed to accommodate planned expansion of our operations.

ITEM 3.	Legal Proceedings

From time to time we are involved in legal proceedings or subject to claims arising in the ordinary course of our business. Although the results of litigation and claims cannot be predicted with certainty, we are not presently involved in any legal proceeding that in the opinion of our management, if determined adversely to us, would have a material adverse effect on our business, operating results or financial condition. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

ITEM 4.	Mine Safety Disclosures

Not applicable.

Part II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Our Common Stock and Related Stockholder Matters

Our common stock has been traded on the NASDAQ Global Select Market under the symbol “EIGI” since our initial public offering on October 25, 2013. Prior to this time, there was no public market for our common stock. The following table shows the high and low sales prices per share of our common stock as reported on the NASDAQ Global Select Market for the period indicated:

	High	Low
Fourth Quarter 2013 (beginning October 25, 2013)	$14.85	$10.41

Stockholders

As of December 31, 2013 there were approximately 216 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers or nominees.

Dividend Policy

We currently intend to retain future earnings, if any, to finance the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to declare dividends will be subject to the discretion of our board of directors and applicable law and will depend on various factors, including our results of operations, financial condition, prospects and any other factors deemed relevant by our board of directors. Our credit agreements limit our ability to pay cash dividends on our common stock, and the terms of any future loan agreement into which we may enter or any additional debt securities we may issue are likely to contain similar restrictions on the payment of dividends.

Prior to our initial public offering, on April 20, 2012, we paid a $6.0 million accrued dividend in connection with the redemption of shares of preferred stock of a subsidiary. On November 9, 2012, we paid a special dividend in the aggregate amount of $300.0 million, including $194.3 million and $62.6 million paid to investment funds and entities affiliated with Warburg Pincus and Goldman Sachs, respectively.

We do not currently intend to declare or pay any similar special dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plan

The information concerning our equity compensation plan is incorporated by reference from the information in our Proxy Statement for our 2014 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Stock Performance Graph

The following performance graph and related information shall not be deemed to be “soliciting material” or “filed” for purposes of Section 18 of the Exchange Act nor shall such information be incorporated by reference into any filing of Endurance International Group Holdings, Inc. under the Exchange Act or the Securities Act, except to the extent that we specifically incorporate it by reference in such filing.

The graph set forth below compares the cumulative total return on our common stock to the cumulative total return of the NASDAQ Composite Index and the RDG Internet Composite from October 25, 2013 (the first date that shares of our common stock were publicly traded) through December 31, 2013. The comparison assumes

$100 was invested after the market closed on October 25, 2013 in our common stock, and each of the foregoing indices, and it assumes the reinvestment of dividends, if any.

The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

	10/25/13	10/31/2013	11/30/2013	12/31/2013
Endurance International Group Holdings, Inc.	$100.00	$97.60	$127.02	$126.04
NASDAQ Composite Index	$100.00	$103.92	$107.72	$111.03
RDG Internet Composite Index	$100.00	$106.13	$110.64	$114.86

Recent Sales of Unregistered Securities

Set forth below is information regarding securities sold by us during the year ended December 31, 2013, that were not registered under the Securities Act.

Prior to our initial public offering in October 2013, we were an indirect wholly owned subsidiary of WP Expedition Topco L.P., or WP Expedition Topco, and a direct wholly owned subsidiary of WP Expedition Midco L.P., or WP Expedition Midco. Until June 2013, we were a Delaware limited partnership named WP Expedition Holdings L.P., or WP Expedition Holdings. In June 2013, we converted to a Delaware corporation, and we issued 1,000 shares of our common stock to WP Expedition Midco in exchange for prior contributions by WP Expedition Midco to WP Expedition Holdings. In October 2013, prior to our initial public offering, WP Expedition Topco and WP Expedition Midco dissolved, and in liquidation, WP Expedition Topco distributed such 1,000 shares of our common stock to its limited partners in respect of such limited partners’ partnership interests. Following such distribution, we effected a 105,187.363-for-one stock split resulting in 105,187,363 shares of unregistered securities outstanding prior to our initial public offering. We refer to this liquidation, distribution and stock split as our corporate reorganization.

In January 2013, prior to our corporate reorganization, WP Expedition Topco issued an aggregate of 3,072,774 stock-based limited partnership interests to one of our executive officers. As a result of a corporate reorganization, 333,678 shares of our common stock were distributed in respect of these limited partnership interests.

In October 2013, effective prior to, but conditioned upon, the completion of our initial public offering, we granted our chief executive officer, Hari Ravichandran, the right to receive 3,747,596 stock-based limited partnership interests in WP Expedition Topco. As a result of our corporate reorganization, these limited partnership interests entitled Mr. Ravichandran to receive 531,719 shares of our common stock in the form of a restricted stock unit award.

No underwriters were involved in the foregoing transactions. The issuance of the above securities were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act, Regulation D or Regulation S promulgated thereunder, or Rule 701 promulgated under Section 3(b) of the Securities Act, as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. All of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

Use of Proceeds from Registered Securities

On October 24, 2013, our registration statement on Form S-1 (File No. 333-191061) for our initial public offering was declared effective by the SEC. In our Quarterly Report on Form 10-Q for the period ended September 30, 2013, which we filed with the SEC on December 6, 2013, we stated that the gross proceeds of the offering were $252.6 million, of which we received net proceeds of approximately $231.4 million, after deducting total estimated expenses of $21.2 million, including underwriting discounts and commissions and offering-related expenses reasonably estimated to be $7.1 million. Offering-related expenses include both capitalized and non-capitalized expenses. We subsequently determined that we incurred offering-related expenses of $6.4 million, or $0.7 million less than we had estimated. As a result, the total expenses of the offering were $20.5 million, and we received net proceeds of approximately $232.1 million from the offering.

Except as described in our Quarterly Report on Form 10-Q for the period ended September 30, 2013, which we filed with the SEC on December 6, 2013, there has been no other material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on October 25, 2013 pursuant to Rule 424(b) under the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of shares of our common stock made by or on behalf of us or any affiliated purchaser during the year ended December 31, 2013.

ITEM 6.	Selected Consolidated Financial Data

The consolidated statements of operations data for the period from January 1, 2011 through December 21, 2011, the period from December 22, 2011 through December 31, 2011 and the years ended December 31, 2012 and 2013, and the consolidated balance sheet data as of December 31, 2012 and 2013, are derived from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of Sponsor Acquisition” in Part II, Item 7 of this Annual Report on Form 10-K. The consolidated statement of operations data for the year ended December 31, 2010 and the consolidated balance sheet data as of December 31, 2010 and December 31, 2011 were derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in any future period. You should read the following selected consolidated financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. All data in the following table is in thousands, except share and per share data.

	Predecessor(1)		Successor(1)
	Year Ended December 31, 2010	Period from January 1 through December 21, 2011	Period from December 22 through December 31, 2011	Year Ended December 31, 2012	Year Ended December 31, 2013

Consolidated Statements of Operations Data:
Revenue	$87,781	$187,340	$2,967	$292,156	$520,296
Cost of revenue(2)	74,993	133,399	3,901	237,179	350,103

Gross profit	12,788	53,941	(934)	54,977	170,193
Operating expense:
Sales and marketing	33,412	54,932	1,482	83,110	117,689
Engineering and development	2,746	5,538	101	13,803	23,205
General and administrative	7,136	16,938	3,755	48,411	92,347

Total operating expense(3)	43,294	77,408	5,338	145,324	233,241
Loss from operations	(30,506)	(23,467)	(6,272)	(90,347)	(63,048)
Net interest income (expense)	(13,814)	(50,291)	(855)	(126,131)	(98,327)

Loss before income taxes and equity earnings of unconsolidated entities	(44,320)	(73,758)	(7,127)	(216,478)	(161,375)
Income tax expense (benefit)	26	126	(2,746)	(77,203)	(3,596)

Loss before equity earnings of unconsolidated entities	(44,346)	(73,884)	(4,381)	(139,275)	(157,779)
Equity loss (income) of unconsolidated entities, net of tax	—	—	—	23	2,067

Net loss	$(44,346)	$(73,884)	$(4,381)	$(139,298)	$(159,846)
Net loss attributable to non-controlling interest	—	—	—	—	(659)

Net loss attributable to Endurance International Group Holdings, Inc.	$(44,346)	$(73,884)	$(4,381)	$(139,298)	$(159,187)

Net loss per share attributable to Endurance International Group Holdings, Inc. basic and diluted			$(0.05)	$(1.44)	$(1.55)

Weighted average shares used to compute net loss per share attributable to Endurance International Group Holdings, Inc. basic and diluted			96,370,134	96,562,674	102,698,773

(1)	Our company is referred to as the “predecessor” for all periods prior to the Sponsor Acquisition and is referred to as the “successor” for all periods after the Sponsor Acquisition.

(2)	Includes stock-based compensation expense of $26,000 and $126,000, for the years ended December 31, 2012 and 2013, respectively. We recorded no stock-based compensation expense to cost of revenue in 2010 or 2011.
(3)	Includes stock-based compensation expense of $1.0 million for the predecessor period of 2011 and, $2.3 million and $10.7 million for the years ended December 31, 2012 and 2013, respectively. We recorded no stock-based compensation expense to operating expense in 2010.

	Predecessor	Successor
	As of December 31, 2010	As of December 31, 2011	As of December 31, 2012	As of December 31, 2013
Consolidated Balance Sheet Data:
Cash and cash equivalents	$10,310	$16,953	$23,245	$66,815
Property and equipment, net	4,820	12,216	34,604	49,715
Working capital	(82,552)	(70,763)	(203,853)	(160,511)
Total assets	378,166	1,166,213	1,538,136	1,580,938
Current and long-term debt	201,840	350,000	1,130,000	1,047,375
Redeemable convertible preferred stock	24,535	149,604	—	—
Total stockholders’ equity	52,353	652,540	70,155	155,262

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth in Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We are a leading provider of cloud-based platform solutions designed to help small and medium-sized businesses, or SMBs, succeed online. Leveraging our proprietary technology platform, we serve over 3.5 million subscribers globally with a comprehensive and integrated suite of over 150 products and services that help SMBs get online, get found and grow their businesses. The cloud-based products and services available on our platform include domains, website builders, web hosting, email, security, backup, search engine optimization, or SEO, and search engine marketing, or SEM, social media services, website analytics, and productivity and e-commerce solutions.

We generate revenue by charging our subscribers on a subscription basis for the products and services that they buy from us. Our subscribers typically pay for our solutions in advance at the initiation of the subscription, and we typically have auto renewal arrangements with them. Our revenue for the years ended December 31, 2011, 2012 and 2013 was $190.3 million, $292.2 million and $520.3 million, respectively, representing a compounded annual growth rate, or CAGR, of 65%, and our net losses were $78.3 million, $139.3 million and $159.2 million, respectively.

Our revenue growth has been driven by increasing total subscribers, both organically and through acquisitions, and increasing average revenue per subscriber, or ARPS. As of December 31, 2011, 2012 and 2013, we had approximately 2.8 million, 3.2 million and 3.5 million total subscribers, respectively. For 2011, 2012 and 2013, our ARPS was $12.84, $12.92 and $13.09, respectively, based on adjusted revenue of $414.9 million, $474.1 million and $528.1 million, respectively.

Our adjusted EBITDA for the years ended December 31, 2011, 2012 and 2013, was $94.1 million, $133.7 million and $207.9 million, respectively, representing year over year growth of 42% and 55%, respectively, a CAGR of 49%. Adjusted EBITDA increased during these periods primarily due to increasing numbers of subscribers on our platform as a result of organic growth and acquisitions, increasing ARPS and our achievement of scale benefits by realizing synergies from our acquisitions.

Our unlevered free cash flow, or UFCF, for the years ended December 31, 2011, 2012 and 2013, was $76.7 million, $101.7 million and $166.5 million, respectively, representing year over year growth of 33% and 64%, respectively. UFCF increased during these periods primarily due to the increase in our adjusted EBITDA, offset by capital expenditures and changes in our operating assets and liabilities.

Our free cash flow, or FCF, for the years ended December 31, 2011, 2012 and 2013, was $49.4 million, $49.4 million and $83.4 million, respectively. On a year over year basis, FCF stayed constant in 2012, primarily due to increased capital expenditures and interest expense offsetting the increase in our adjusted EBITDA. In 2013, we increased our FCF due to the increase in our adjusted EBITDA more than offsetting the increase in our capital expenditures, interest and income tax payments.

Looking forward, we expect our Adjusted EBITDA, UFCF and FCF to grow slightly ahead of our revenue growth.

ARPS, Adjusted EBITDA, UFCF and FCF are non-GAAP financial measures. For more information regarding ARPS, Adjusted EBITDA, UFCF and FCF and a reconciliation of these measures to the most directly comparable financial measures calculated and presented in accordance with GAAP, see “Non-GAAP Financial Measures” below.

Recent Developments

On January 23, 2014, we acquired the web presence business of Directi, from Directi Web Technologies Holdings, or Directi Holdings. Directi provides web presence solutions to SMBs in various countries, including India, the United States, Turkey, China, Russia and Indonesia. After giving effect to certain post-closing adjustments, we expect the total consideration for this acquisition to be between $100.0 million and $110.0 million. The purchase consideration is expected to consist of cash payments of approximately $25.5 million (including $20.5 million paid at the closing and a $5.0 million advance payment paid in August 2013), a promissory note from us to Directi Holdings of $51.0 million and the issuance of 2,123,039 shares of our common stock to Directi Holdings. The promissory note will mature on April 15, 2014. The principal amount of the promissory note could increase if Directi meets certain performance metrics for the period from July 1, 2013 through March 30, 2014.

Non-GAAP Financial Measures and Key Metrics

In addition to our financial information presented in accordance with GAAP, we use certain “non-GAAP financial measures” described below to evaluate the operating and financial performance of our business, identify trends affecting our business, develop projections and make strategic business decisions. Generally, a non-GAAP financial measure is a numerical measure of a company’s operating performance, financial position or cash flow that includes or excludes amounts that are included or excluded from the most directly comparable measure calculated and presented in accordance with GAAP. We monitor the non-GAAP financial measures described below, and we believe they are helpful to investors, because we believe they reflect the operating performance of our business and help management and investors gauge our ability to generate cash flow, excluding some recurring and non-recurring expenses that are included in the most directly comparable measures calculated and presented in accordance with GAAP.

We are including one non-GAAP financial measure in this Annual Report on Form 10-K, FCF, that we have not previously provided in our SEC filings. We believe that reporting FCF will be helpful to investors because we believe FCF helps investors to gauge our ability to generate cash flow after taking into consideration cash interest associated with our indebtedness. In addition, in connection with adding this financial measure, we have revised the definitions of adjusted net income and adjusted EBITDA previously reported in our final prospectus filed with the SEC on October 25, 2013 pursuant to Rule 424(b) under the Securities Act in connection with our initial public offering and our Form 10-Q for the period ended September 30, 2013 filed with the SEC on December 6, 2013, since we believe that including these revisions is appropriate in order to reconcile net cash flows from (used in) operating activities, the most directly comparable financial measure, to FCF.

We believe that our revisions to the amounts previously reported are not material.

Our non-GAAP financial measures may not provide information that is directly comparable to that provided by other companies in our industry, as other companies in our industry may calculate non-GAAP financial results differently, particularly related to adjustments for integration and restructuring expenses. In addition, there are limitations in using non-GAAP financial measures because they are not prepared in accordance with GAAP, may be different from non-GAAP financial measures used by other companies and exclude expenses that may have a material impact on our reported financial results. Furthermore, interest expense, which is excluded from some of our non-GAAP measures, has been and will continue to be for the foreseeable future a significant recurring expense in our business. The presentation of non-GAAP financial information is not meant to be considered in isolation or as a substitute for the directly comparable financial measures prepared in accordance with GAAP.

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

Key Metrics

We use a number of metrics, including the following key metrics, to evaluate the operating and financial performance of our business, identify trends affecting our business, develop projections and make strategic business decisions:

•	total subscribers;

•	average revenue per subscriber;

•	monthly recurring revenue retention rate;

•	adjusted net income;

•	adjusted EBITDA;

•	unlevered free cash flow; and

•	free cash flow.

The following table summarizes these non-GAAP financial measures and key metrics for the periods presented (all data in thousands, except average revenue per subscriber and monthly recurring revenue retention rate):

	Predecessor	Successor
	Period from January 1, 2011 through December 21, 2011	Period from December 22, 2011 through December 31, 2011	Year Ended December 31, 2012	Year Ended December 31, 2013

Financial and other metrics:
Total subscribers	2,845	2,857	3,223	3,502
Average revenue per subscriber	$12.84	$12.84	$12.92	$13.09
Monthly recurring revenue retention rate	99%	99%	99%	99%
Adjusted net income(1)	$60,072	$1,813	$28,187	$97,724
Adjusted EBITDA(2)	$90,189	$3,863	$133,664	$207,931
Unlevered free cash flow(3)	$73,295	$3,419	$101,685	$166,457
Free cash flow	$46,785	$2,661	$49,405	$83,432

1.	The definition for adjusted net income has been revised to include adjustments for loss of unconsolidated entities and net gain or loss on sale of property and equipment.
2.	The definition for adjusted EBITDA has been revised to reflect the revision to the definition of adjusted net income and to exclude all income taxes, including changes in deferred income taxes. Previously, adjusted EBITDA excluded only changes in deferred income taxes.
3.	UFCF adds back the income tax adjustment in (2).

Total Subscribers

We define total subscribers as those that, as of the end of a period, are subscribing directly to our web presence solutions on a paid basis. In calculating total subscribers, we include the number of end-of-period subscribers we added through business acquisitions as if those subscribers had subscribed with us since the beginning of the period presented. We believe including acquired subscribers in this manner provides a useful measure of the number of subscribers we added during a period. We do not include in total subscribers parties that access our solutions via resellers or purchase only domain names from us. Subscribers of more than one brand are counted as separate subscribers. We believe total subscribers is an indicator of the scale of our platform and our ability to expand our subscriber base, and is a critical factor in our ability to monetize the opportunity we have identified in serving the SMB market. Total subscribers increased from 2.9 million as of December 31, 2011, to 3.2 million as of December 31, 2012, to 3.5 million as of December 31, 2013. These increases are primarily as a result of growth in the market for our products and services, referrals, expanding our sales and our support organizations and training them to better utilize our data and analytical capabilities.

Average Revenue per Subscriber

Average revenue per subscriber, or ARPS, is a non-GAAP financial measure that we calculate as the amount of revenue we recognize from subscribers in a period divided by the average of the number of total subscribers at the beginning of the period and at the end of the period. In calculating ARPS, we exclude the impact of any fair value adjustments to deferred revenue resulting from acquisitions. We adjust the amount of revenue to include the revenue generated from subscribers we added through business acquisitions as if those acquired subscribers had been our subscribers since the beginning of the period presented. We believe including revenue from acquired subscribers in this manner provides a useful comparison of the organic revenue generated per subscriber from period to period. We believe ARPS is an indicator of our ability to optimize our mix of products and services and pricing, and sell products and services to new and existing subscribers. For the years ended December 31, 2011, 2012 and 2013, ARPS increased from $12.84 to $12.92 to $13.09, respectively. This increase was a result of increasing demand for our solutions from both new and existing subscribers, as well as from HostGator and Homestead subscribers after their acquisitions in 2012. We expect ARPS to increase as we sell more products and services to existing subscribers and we complete migrating HostGator and Homestead subscribers on to our technology platform.

The following table reflects the reconciliation of ARPS to revenue calculated in accordance with GAAP (all data in thousands, except ARPS data):

	Predecessor	Successor
	Period from January 1, 2011 through December 21, 2011	Period from December 22, 2011 through December 31, 2011	Year Ended December 31, 2012	Year Ended December 31, 2013

Revenue	$187,340	$2,967	$292,156	$520,296
Purchase accounting adjustment	24,718	2,710	64,123	7,311
Pre-acquisition revenue from acquired properties	194,100	3,073	117,836	512

Adjusted revenue	$406,158	$8,750	$474,115	$528,119

Total subscribers	2,845	2,857	3,223	3,502
ARPS	$12.84	$12.84	$12.92	$13.09

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

Adjusted Net Income

Adjusted net income is a non-GAAP financial measure that we calculate as net income (loss) plus (i) changes in deferred revenue inclusive of purchase accounting adjustments related to acquisitions, amortization, stock-based compensation expense, loss of unconsolidated entities, net loss on sale of property and equipment, expenses related to integration of acquisitions and restructurings, any dividend-related payments accounted for as compensation expense, transaction expenses and charges including costs associated with certain litigation matters, and preparation for our initial public offering, less (ii) earnings of unconsolidated entities and net gain on sale of property and equipment and (iii) the estimated tax effects of the foregoing adjustments. Due to our history of acquisitions and financings, we have incurred accounting charges and expenses that obscure the operating performance of our business. We believe that adjusting for these items and the use of adjusted net income is useful to investors in evaluating the performance of our company. Our adjusted net income decreased from $61.9 million for the year ended December 31, 2011 to $28.2 million for the year ended December 31, 2012. This decrease was due to impacts from acquisitions and an increase in the interest payments due to increased borrowings. Our adjusted net income increased from $28.2 million for the year ended December 31, 2012 to $97.7 million for the year ended December 31, 2013. This increase was primarily a result of expanding our business and achieving greater scale benefits, partially offset by increased interest expense as a result of our increased borrowings in 2012 and the impact from our acquisitions.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that we calculate as adjusted net income plus interest expense, depreciation, and change in income tax expense (benefit). We manage our business based on the cash collected from our subscribers and the cash required to acquire and service those subscribers. We believe highlighting cash collected and cash spent in a given period provides insight to an investor to gauge the overall health of our business. Under GAAP, although subscription fees are paid in advance, we recognize the associated revenue over the subscription term, which does not fully reflect short-term trends in our operating results. Adjusted EBITDA increased from $94.1 million for the year ended December 31, 2011 to $133.7 million for the year ended December 31, 2012 to $207.9 million for the year ended December 31, 2013. This increase was primarily a result of increases in the number of subscribers on our platform, an increase in ARPS and achieving greater scale benefits.

Unlevered Free Cash Flow

Unlevered free cash flow, or UFCF, is a non-GAAP financial measure that we calculate as adjusted EBITDA plus change in operating assets and liabilities (other than deferred revenue) net of acquisitions less capital expenditures and income taxes excluding deferred tax. We believe the most useful indicator of our operating performance is the cash generating potential of our company prior to any accounting charges related to our acquisitions. We have substantial indebtedness primarily as a result of the Sponsor Acquisition discussed below and a substantial dividend payment in November 2012. We also believe that because our business has meaningful data center and related infrastructure requirements, the level of capital expenditures required to run our business is an important factor for investors. We believe UFCF is a useful measure that captures the effects of these issues. UFCF increased from $76.7 million in 2011 to $101.7 million in 2012 and increased further to $166.5 million in 2013. These increases were primarily the result of the increases in adjusted EBITDA as previously described offset by our increased capital expenditures, income taxes and net change in operating assets and liabilities (excluding deferred revenue).

Free Cash Flow

Free cash flow, or FCF, is a non-GAAP financial measure that we calculate as unlevered free cash flow less interest expense. We believe that this presentation of free cash flow provides investors with an additional indicator of our ability to generate positive cash flows after meeting our obligations with regard to payment of interest on our outstanding indebtedness. For each of 2011 and 2012, FCF remained unchanged at $49.4 million, primarily due to increased UFCF for 2012, offset by higher interest expense in 2012 from the increase in our indebtedness. For 2013, FCF increased to $83.4 million, primarily due to an increased UFCF for 2013, offset by a $30.7 million increase in interest expense. We expect our FCF for future periods to benefit from the reduction in our effective interest rate as a result of our debt refinancing which occurred in November 2013.

The following table reflects the reconciliation of adjusted net income, adjusted EBITDA, unlevered free cash flow and free cash flow to net loss calculated in accordance with GAAP (all data in thousands).

	Predecessor	Successor
	Period from January 1, 2011 through December 21, 2011	Period from December 22, 2011 through December 31, 2011	Year Ended December 31, 2012	Year Ended December 31, 2013
Net loss	$(73,884)	$(4,381)	$(139,298)	$(159,846)
Stock-based compensation	1,000	—	2,308	10,763
(Gain) loss on sale of property and equipment	31	—	469	309
Loss of unconsolidated entities	—	—	23	2,067
Dividend-related payments	—	—	9,765	—
Amortization of intangible assets	50,443	1,735	88,118	105,915
Amortization of deferred financing costs	23,781	97	43,405	2,768
Changes in deferred revenue (inclusive of impact of purchase accounting)	52,503	4,662	104,069	51,047
Loan prepayment penalty	—	—	10,883	6,300
Transaction expenses and charges(1)	6,198	3,624	12,119	38,736
Integration and restructuring expenses(2)	—	—	294	45,594
Tax-affected impact of adjustments	—	(3,924)	(103,968)	(5,929)

Adjusted net income	$60,072	$1,813	$28,187	$97,724

Depreciation	3,481	114	6,869	18,615
Income tax expense (benefit)	126	1,178	26,765	2,333
Interest expense, net (net of impact of amortization of deferred financing costs)	26,510	758	71,843	89,259

Adjusted EBITDA	$90,189	$3,863	$133,664	$207,931

Change in operating assets and liabilities, net of acquisitions(3)	(10,130)	(427)	(3,409)	(6,770)
Capital expenditures	(6,638)	(7)	(28,163)	(33,523)
Income tax (excluding deferred tax)	(126)	(10)	(407)	(1,181)

Unlevered free cash flow	$73,295	$3,419	$101,685	$166,457

Net cash interest paid (net of change in accrued loan interest)	26,510	(758)	(52,280)	(83,025)

Free cash flow	$46,785	$2,661	$49,405	$83,432

(1)	Transaction expenses and charges include legal and professional expenses previously separately reported.
(2)	Integration and restructuring expenses includes severance previously separately reported.
(3)	In the year ended December 31, 2013 we have increased the change in operating assets and liabilities for a reduction in prepaid expenses for transaction charges related to the initial public offering of $0.6 million.

The following table provides a reconciliation of income tax expense (benefit) included in the FCF table above to the income tax expense (benefit) in our consolidated statements of operations and comprehensive loss and to the income taxes paid amount in our consolidated statements of cash flows (all data in thousands).

	Predecessor	Successor
	Period from January 1, 2011 through December 21, 2011	Period from December 22, 2011 through December 31, 2011	Year Ended December 31, 2012	Year Ended December 31, 2013
Income tax expense (benefit)	$126	$1,178	$26,765	$2,333
Tax-affected impact of adjustments	—	(3,924)	(103,968)	(5,929)

Income tax expense (benefit) in consolidated statement of operations	$126	$(2,746)	$(77,203)	$(3,596)

Less: movement in deferred tax benefit	—	2,756	77,610	4,777

Income tax (excluding deferred tax)	$126	$10	$407	$1,181

(Increase) decrease in accrued income taxes	(90)	(1)	389	321

Income taxes paid in consolidated statements of cash flows	$36	$9	$796	$1,502

The following table provides a reconciliation of net interest expense included in the FCF table above to net interest in our consolidated statement of operations and comprehensive loss and to interest paid in our consolidated statement of cash flows (all data in thousands).

	Predecessor	Successor
	Period from January 1, 2011 through December 21, 2011	Period from December 22, 2011 through December 31, 2011	Year Ended December 31, 2012	Year Ended December 31, 2013
Interest expense, net (net of impact of deferred financing costs)	$26,510	$758	$71,843	$89,259
Amortization of deferred financing costs	23,781	97	43,405	2,768
Loan prepayment penalty	—	—	10,883	6,300

Income tax expense (benefit) in consolidated statement of operations	$50,291	$855	$126,131	$98,327

Less:
Amortization of deferred financing costs	(23,781)	(97)	(43,405)	(2,768)
Amortization of net present value of deferred consideration	—	—	(1,093)	(1,590)
(Increase) decrease in accrued interest	(147)	(754)	(11,491)	6,765
Debt issuance fees included as interest expense in 2011	(2,345)	—	—	—
Interest income	6	—	34	122

Interest paid in consolidated statement of cash flows	$24,024	$4	$70,176	$100,856

The following table provides the three major categories of the statement of our cash flows, calculated in accordance with GAAP (all data in thousands):

	Predecessor	Successor
	Period from January 1, 2011 through December 21, 2011	Period from December 22, 2011 through December 31, 2011	Year Ended December 31, 2012	Year Ended December 31, 2013

Cash flows from (used in) operating activities	$47,225	$(956)	$55,318	$32,616
Cash flows used in investing activities(1)	$(62,714)	$(472,150)	$(323,504)	$(73,087)
Cash flows from financing activities(1)	$19,816	$475,422	$274,478	$84,288

(1)	In 2013, we have reclassified deferred consideration in the consolidated statement of cash flows from net cash used in investing activities to net cash provided by financing activities. Prior years have also been reclassified to conform to current year presentation.

The following table reflects the reconciliation of cash flows from operating activities (“operating cash flow”), the most directly comparable financial measure calculated in accordance with GAAP, to free cash flow (all data in thousands).

	Predecessor	Successor
	Period from January 1, 2011 through December 21, 2011	Period from December 22, 2011 through December 31, 2011	Year Ended December 31, 2012	Year Ended December 31, 2013

Operating cash flow(4)	$47,225	$(956)	$55,318	$32,616
less:
Capital expenditures	(6,638)	(7)	(28,163)	(33,523)
plus:
Costs excluded in free cash flow net of costs also excluded in operating cash flow:
Dividend-related payments	—	—	9,765	—
Transaction expenses and charges(4)	6,198	3,624	12,191	38,745
Integration and restructuring expenses	—	—	294	45,594

Free cash flow	$46,785	$2,661	$49,405	$83,432

(4)	Our operating cash flow and our transaction expenses for the year ended December 31, 2013 includes approximately $24.9 million of expense attributable to bonus payments to our Chief Executive Officer and other employees in connection with our initial public offering.

Components of Operating Results

Revenue

We generate revenue from selling subscriptions for our cloud-based products and services. The subscriptions we offer are similar across all of our brands and are provided under contracts pursuant to which we have ongoing obligations to support the subscriber. These contracts are generally for service periods of up to 36 months and typically require payment in advance at the time of initiating the subscription for the entire subscription period. Typically, we also have arrangements in place to auto renew a subscription at the end of the subscription period. Due to factors such as introductory pricing, our renewal fees may be higher than our initial subscription. We sell more subscriptions with twelve month terms than with any other term length. We also earn revenue from the sale of domain name registrations and non-term based products and services, such as online security products, and professional technical services as well as through referral fees and commissions. We expect our revenue to increase in future periods as we expand our subscriber base and increase our average revenue per subscriber by selling additional products and services throughout their subscription period.

Cost of Revenue

Cost of revenue includes costs of operating our subscriber support organization, fees we pay to register domain names for our subscribers, costs of leasing and operating data center infrastructure, including personnel costs for our network operations, fees we pay to third-party product and service providers, and merchant fees we pay as part of our billing processes. We also allocate to cost of revenue the depreciation and amortization related to these activities and the intangible assets we have acquired, as well as a portion of our overhead costs attributable to our employees engaged in subscriber support activities. In addition, cost of revenue includes stock-based compensation expense for employees engaged in support and network operations. We expect cost of revenue to increase in absolute dollars in future periods as we expand our subscriber base, increase our levels of subscriber support, expand our domain name business and add data center capacity. Cost of revenue may increase or decrease as a percentage of revenue in a given period, depending on our ability to manage our infrastructure costs, in particular with respect to data centers and support, the revenue mix of our sales and as a result of our amortization expense.

Gross Profit

Gross profit is the difference between revenue and cost of revenue. Gross profit has fluctuated from period to period in large part as a result of revenue and cost of revenue adjustments from purchase accounting impacts related to acquisitions, including the Sponsor Acquisition discussed below, as well as revenue and cost of revenue impacts from growth in our business. With respect to revenue, the application of purchase accounting requires us to record purchase accounting adjustments for acquired deferred revenue, which reduces the revenue recorded from acquisitions. With respect to cost of revenue, the application of purchase accounting requires us to defer domain registration costs, which reduces cost of revenue and record long-lived assets at fair value, which increases cost of revenue through an increase in amortization expense over the estimated useful life of the long-lived assets. In addition, our revenue and our cost of revenue have increased in recent years as our subscriber base has expanded. For a new subscriber that we bring on to our platform, we typically recognize revenue over the term of the subscription, even though we collect the subscription fee at the initial billing. As a result, our gross profit may be affected by the prices we charge for our subscriptions, as well as by the number of new subscribers and the terms of their subscriptions. We expect our gross profit to increase in absolute dollars in future periods while our gross profit margin may increase or decrease.

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

Engineering and Development. Engineering and development expense includes the cost of employees engaged in enhancing our systems, developing and expanding product and service offerings, and integrating technology capabilities, from our acquisitions. Engineering and development expense includes stock-based compensation expense for employees engaged in engineering and development activities.

General and Administrative. General and administrative expense includes the cost of employees engaged in corporate functions, such as finance, human resources, legal affairs and general management. General and administrative expense also includes all facility and related overhead costs not allocated to cost of revenue, as well as insurance premiums and professional service fees. We incurred additional expenses in preparing for our initial public offering, and will continue to incur additional expenses associated with being a publicly traded company, including increased legal, corporate insurance and accounting expenses, and the additional costs of achieving and maintaining compliance with Section 404 of the Sarbanes-Oxley Act and other regulations. General and administrative expense includes stock-based compensation expense for employees engaged in general and administrative activities. We expect that general and administrative expense will continue to increase in absolute dollars and may increase as a percentage of revenue as we further expand our operations and continue to operate as a public company.

Net Interest Income (Expense)

Interest expense consists primarily of costs related to, and interest paid on, our indebtedness. We include the cash cost of interest payments and loan financing fees, the amortization of deferred financing costs and the amortization of the net present value adjustment which we may apply to some deferred consideration payments related to our acquisitions in our calculation of interest expense. Interest income consists primarily of interest income earned on our cash and cash equivalents balances. We expect net interest expense to be lower in future periods following a refinancing of our bank debt in November 2013.

Income Tax Expense (Benefit)

We estimate our income taxes in accordance with the asset and liability method, under which deferred tax assets and liabilities are recognized based on temporary differences between the assets and liabilities in our consolidated financial statements and the financial statements that are prepared in accordance with tax regulations for the purpose of filing our income tax returns, using statutory tax rates. This methodology requires us to record a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. During the year ended December 31, 2013, we recorded a reversal of our existing deferred tax liability, which created a deferred tax benefit. We established a valuation allowance on substantially all of our deferred tax assets during the year ended December 31, 2013.

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

We believe that the following significant accounting policies, which are more fully described in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

Revenue Recognition

We generate revenue from selling subscriptions to our cloud-based products and services. The subscriptions we offer are similar across all of our brands and provided under contracts pursuant to which we have ongoing obligations to support the subscriber. These contracts are generally for service periods of up to 36 months and typically require payment in advance. We recognize the associated revenue ratably over the service period, whether the associated revenue is derived from a direct subscriber or through a reseller. Deferred revenue represents the liability to subscribers for advance billings for services not yet provided and the fair value of the assumed liability outstanding for subscriber relationships purchased in an acquisition.

We sell domain name registrations that provide a subscriber with the exclusive use of a domain name. These domains are obtained either by one of our registrars on the subscriber’s behalf, or by us from third-party registrars on the subscriber’s behalf. Domain registration fees are non-refundable.

Revenue from the sale of a domain name registration by one of our registrars is recognized ratably over the subscriber’s service period as we have the obligation to provide support over the domain term. Revenue from the sale of a domain name registration purchased by us from a third-party registrar is recognized when the subscriber is billed on a gross basis as we have no remaining obligations once the sale to the subscriber occurs, and we have full discretion on the sales price and bear all credit risk.

We also earn revenue from the sale of non-term based products and services, such as online security products and professional technical services, referral fees and commissions. We recognize such revenue when the product is purchased, the service is provided or the referral fee or commission is earned.

A substantial amount of our revenue is generated from transactions that are multiple-element service arrangements that may include hosting plans, domain name registrations, and cloud-based products and services.

We follow the provisions of the Financial Accounting Standards Board, or FASB, Accounting Standards Update No. 2009-13, or ASU 2009-13, Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force and allocate revenue to each deliverable in a multiple- element service arrangement based on its respective relative selling price.

Under ASU 2009-13, to treat deliverables in a multiple-element service arrangement as separate units of accounting, the deliverables must have standalone value upon delivery. If the deliverables have standalone value upon delivery, we account for each deliverable separately. Hosting services, domain name registrations, cloud-based products and services have standalone value and are often sold separately.

When multiple deliverables included in a multiple-element service arrangement are separated into different units of accounting, the total transaction amount is allocated to the identified separate units based on a relative selling price hierarchy. We determine the relative selling price for a deliverable based on vendor specific objective evidence, or VSOE, of fair value, if available, or best estimate of selling price, or BESP, if VSOE is not available. We have determined that third-party evidence of selling price, or TPE, is not a practical alternative due to differences in our multi-brand offerings compared to competitors and the availability of relevant third-party pricing information. We have not established VSOE for our offerings due to lack of pricing consistency, the introduction of new products, services and other factors. Accordingly, we generally allocate revenue to the deliverables in the arrangement based on the BESP. We determine BESP by considering our relative selling prices, competitive prices in the marketplace and management judgment; these selling prices, however, may vary depending upon the particular facts and circumstances related to each deliverable. We plan to analyze the selling prices used in our allocation of transaction amount, at a minimum, on a quarterly basis. Selling prices will be analyzed on a more frequent basis if a significant change in our business necessitates a more timely analysis.

Goodwill

Goodwill relates to amounts that arose in connection with our various acquisitions and represents the difference between the purchase price and the fair value of the identifiable intangible and tangible net assets when accounted for using the acquisition method of accounting. Goodwill is not amortized, but is subject to periodic review for impairment. Events that would indicate impairment and trigger an interim impairment assessment include, but are not limited to, current economic and market conditions, a decline in the equity value of the business, a significant adverse change in certain agreements that would materially affect reported operating results, business climate or operational performance of the business and an adverse action or assessment by a regulator.

In accordance with Accounting Standards Update No. 2011-08, or ASU 2011-08, Intangibles—Goodwill and Other (Topic 350) Testing Goodwill for Impairment, we are required to review goodwill by reporting unit for impairment at least annually or more often if there are indicators of impairment present. We have determined our entire business represents one reporting unit. Historically, we have performed our annual impairment analysis during the fourth quarter of each year. The provisions of ASU 2011-08 require us to perform a two-step impairment test for goodwill. In the first step, we compare the fair value of each reporting unit to which goodwill has been allocated to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is considered not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference. Due to the timing of the Sponsor Acquisition on December 22, 2011, and the absence of indicators of impairment through the year ended December 31, 2011, we recorded no impairment of goodwill for the 2011 successor period ended December 31, 2011. As of December 31, 2012 and 2013, the fair value of our reporting unit exceeded the carrying value of the reporting unit’s net assets by more than 600% and, therefore, no impairment existed as of that date.

Determining the fair value of a reporting unit, if applicable, requires us to make judgments and involves the use of significant estimates and assumptions. These estimates and assumptions relate to, among other things, revenue growth rates and operating margins used to calculate projected future cash flow, risk-adjusted discount rates, future economic and market conditions and appropriate market comparables. We base fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

As of December 31, 2013, we had goodwill of $984.2 million and have recorded no impairment charges.

Long-Lived Assets

Our long-lived assets consist primarily of intangible assets, including acquired subscriber relationships, trade names, intellectual property and developed technology. We also have long-lived tangible assets, primarily consisting of property and equipment. The majority of our intangible assets have been recorded in connection with our acquisitions, including the Sponsor Acquisition. We record intangible assets at fair value at the time of their acquisition. We amortize intangible assets over their estimated useful lives.

Our determination of the estimated useful lives of the individual categories of intangible assets is based on the nature of the applicable intangible asset and the expected future cash flow to be derived from the intangible asset. We amortize intangible assets with finite lives in accordance with their estimated projected cash flows.

We evaluate long-lived intangible and tangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indicators of impairment are present and undiscounted future cash flow is less than the carrying amount, then we determine the fair value of the assets and compare it to the carrying value. If the fair value is less than the carrying value, then we reduce the carrying value to the estimated fair value and record an impairment in the period it is identified. We did not recognize any impairments of long-lived intangible and tangible assets in the years ended December 31, 2011, 2012 or 2013.

Depreciation and Amortization

We purchase or build the servers we place in the data centers, which we occupy pursuant to various lease or co-location arrangements. We also purchase the computer equipment that is used by our support and sales teams and employees in our offices. We capitalize the build-out of our facilities as leasehold improvements. Cost of revenue includes depreciation on data center equipment and support infrastructure. We also include depreciation in general and administrative expense, which includes depreciation on office equipment and leasehold improvements.

Amortization expense consists of expense related to the amortization of intangible long-lived assets. In connection with our acquisitions, we allocate fair value to acquired long-lived intangible assets, which include subscriber relationships, trademarks and developed technology. We use estimates and valuation techniques to determine the estimated useful lives of our intangible assets and amortize them to cost of revenue.

Income Taxes

We provide for income taxes in accordance with Accounting Standards Codification 740, or ASC 740, Accounting for Income Taxes. We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. We measure deferred tax assets and liabilities using enacted tax rates that we expect to apply to taxable income in the years in which we expect those temporary differences to be recovered or settled. We recognize the effect of changes in tax rates on deferred tax assets and liabilities in the period that includes the enactment date. We account for uncertain tax positions following the provisions of ASC 740. ASC 740 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. We measure recognized income tax positions at the largest amount that is more likely than not to be realized. We reflect changes in recognition or measurement in the period in which the change in judgment occurs.

We record interest related to unrecognized tax benefits in interest expense and penalties in operating expense. We did not recognize any interest or penalties related to unrecognized tax benefits during the years ended December 31, 2011, 2012 or 2013.

Stock-Based Compensation Arrangements

Accounting Standards Codification 718, or ASC 718, Compensation—Stock Compensation, requires employee stock-based payments to be accounted for under the fair value method. Under this method, we are required to record compensation cost based on the estimated fair value for stock-based awards granted over the requisite service periods for the individual awards, which generally equals the vesting periods. We use the straight-line amortization method for recognizing stock-based compensation expense.

We estimate the fair value of employee stock options on the date of grant using the Black-Scholes option-pricing model, which requires the use of highly subjective estimates and assumptions. For restricted stock awards granted by us we estimate the fair value of each restricted stock award based on the closing trading price of our common stock as reported on the NASDAQ Global Select Market on the date of grant. There was no public market for our common stock prior to October 25, 2013, the date our common stock began trading on the NASDAQ Global Select Market, and as a result, the trading history of our common stock was limited through December 31, 2013. Therefore, we determined the volatility for options granted by us based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted by us has been determined using an average of the historical volatility measures of this peer group of companies. The expected life assumption is based on the “simplified method” for estimating expected term as we do not have sufficient historical option exercises to support a reasonable estimate of the expected term. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. We use an expected dividend rate of zero as we currently have no history or expectation of paying dividends on our common stock. In addition, we have estimated expected forfeitures of options. If our actual forfeiture rate varies from our estimate, additional adjustments to compensation expense may be required in future periods.

Given the absence of an active trading market for our common stock prior to the completion of our initial public offering, the fair value of the equity interests underlying our stock-based awards was determined by management. In doing so, valuation analyses were prepared in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, and were used by our management to assist in determining the fair value of the equity interests underlying our stock-based awards. Each equity interest was granted with a “threshold amount” meaning that the recipient of an equity security only participated to the extent that the entity appreciated in value from and after the date of grant of the equity interest (with the value of the entity as of the grant date being the “threshold amount”). The assumptions used in the valuation models were based on future expectations combined with management’s judgment. In the absence of a public trading market, our management exercised significant judgment and considered numerous objective and subjective factors to determine the fair value of the stock-based awards as of the date of each award. These factors included:

•	contemporaneous or retrospective valuations for our company and our securities;

•	the rights, preferences, and privileges of the stock-based awards relative to each other as well as to the existing shareholders;

•	lack of marketability of our equity securities;

•	historical operating and financial performance;

•	our stage of development;

•	current business conditions and projections;

•	hiring of key personnel and the experience of our management team;

•	risks inherent to the development of our products and services and delivery of our solutions;

•	trends and developments in our industry;

•	the threshold amount for the stock-based awards and the values at which the stock-based awards would vest;

•	the market performance of comparable publicly traded companies;

•	likelihood of achieving a liquidity event, such as an initial public offering or a merger or acquisition of our company given prevailing market conditions; and

•	U.S. and global economic and capital market conditions.

Impact of Sponsor Acquisition

On December 22, 2011, investment funds and entities affiliated with Warburg Pincus and Goldman Sachs acquired a controlling interest in our company, which we refer to as the Sponsor Acquisition. As a result, our consolidated financial statements present our operating results and cash flows separately for periods prior to and after the Sponsor Acquisition. Our company is referred to as the “predecessor” for all periods prior to the Sponsor Acquisition and is referred to as the “successor” for all periods after the Sponsor Acquisition. Accordingly, our operating results and cash flows for calendar year 2011 consist of the operating results and cash flows of the predecessor for the period January 1 through December 21, 2011 and the operating results and cash flows of the successor for the period December 22 through December 31, 2011. The tables below summarize our operating results for all periods presented in our consolidated financial statements. Because the successor had only ten days of operations in calendar year 2011, the discussion below of our 2011 operating results is based solely on the results of the predecessor for the period January 1 through December 21, 2011. For additional information about the Sponsor Acquisition, see Note 3 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Our predecessor financial statements were not affected by the application of purchase accounting related to the Sponsor Acquisition. The application of purchase accounting required us to record all acquired assets and liabilities, including deferred revenue, deferred costs and long-lived assets, at fair value, which in some cases was different than their book values. As a result, our consolidated statements of operations for periods subsequent to December 22, 2011 will not be directly comparable to our consolidated statements of operations for periods prior to December 22, 2011. The total impact of the purchase accounting treatment on our loss from operations resulting from the Sponsor Acquisition in the 2011 successor period and for the years ended December 31, 2012 and 2013, respectively, was $2.0 million, $47.1 million and $47.1 million. These impacts consisted of the following components:

•	Impact on Revenue. We assessed the fair value of acquired deferred revenue to be $57.5 million, representing a decrease of $73.2 million from its $130.7 million book value. The effect of recording deferred revenue to fair value was to reduce revenue in successor periods. The impact to revenue for the 2011 successor period and for the years ended December 31, 2012 and 2013, respectively, was $1.9 million, $47.2 million and $5.8 million.

•	Impact on Cost of Revenue. In conjunction with recording deferred revenue at fair value, we recorded related deferred domain registration costs at fair value, resulting in a $13.6 million decrease in deferred costs in successor periods. The impact on cost of revenue from deferring domain registration costs for the 2011 successor period and for the years ended December 31, 2012 and 2013, respectively, was $0.1 million, $11.9 million and $1.0 million. In our assessment of fair value of acquired long-lived assets, we recorded the fair value of our developed technology at $167.0 million, representing an increase of $160.1 million from a book value of $6.9 million. This increase is being amortized on a straight-line basis over ten years. In addition, we recorded the fair value of our subscriber relationships and trademarks at $221.4 million, representing an increase of $104.2 million from a book value of $117.2 million. This increase is being amortized over ten to 15 years. The effect of recording long-lived assets at fair value was an increase in amortization expense to be recognized in successor periods. The impact on cost of revenue from amortizing the changes to acquired long lived assets for the 2011 successor period and for the years ended December 31, 2012 and 2013, respectively, was $0.2 million, $11.8 million and $21.8 million.

The following table sets forth the impact of the application of purchase accounting from the Sponsor Acquisition as described above (all data in thousands):

	Predecessor	Successor
	Period from January 1 through December 21, 2011	Period from December 22 through December 31, 2011	Year Ended December 31, 2012	Year Ended December 31, 2013

Revenue that would have been recognized from December 21, 2011 book value of deferred revenue	$—	$(4,825)	$(89,468)	$(16,000)
Revenue recognized based on fair value of acquired deferred revenue	—	2,966	42,257	10,160

Total impact to revenue	$—	$(1,859)	$(47,211)	$(5,840)

Impact of reduced fair value of deferred domain registration costs	—	(130)	(11,932)	(978)
Amortization impact:
Amortization that would have been recognized from December 21, 2011 book value of long-lived assets	—	(1,495)	(51,636)	(32,705)
Amortization on fair value of acquired long-lived assets recorded	—	1,732	63,409	54,541

Total amortization impact	—	237	11,773	21,836

Total impact to cost of revenue	—	107	(159)	20,858

Total impact to loss from operations	$—	$(1,966)	$(47,052)	$(26,698)

Results of Operations

The following tables set forth our results of operations for the periods presented (all data in thousands). The period-to-period comparison of financial results is not necessarily indicative of future results.

	Predecessor	Successor
	Period from January 1 through December 11, 2011	Period from December 22 through December 31, 2011	Year Ended December 31, 2012	Year Ended December 31, 2013

Revenue	$187,340	$2,967	$292,156	$520,296
Cost of revenue	133,399	3,901	237,179	350,103

Gross profit	53,941	(934)	54,977	170,193

Operating expense:
Sales and marketing	54,932	1,482	83,110	117,689
Engineering and development	5,538	101	13,803	23,205
General and administrative	16,938	3,755	48,411	92,347

Total operating expense	77,408	5,338	145,324	233,241

Loss from operations	(23,467)	(6,272)	(90,347)	(63,048)

Net interest income (expense)	(50,291)	(855)	(126,131)	(98,327)

Loss before income taxes and equity earnings of unconsolidated entities	(73,758)	(7,127)	(216,478)	(161,375)
Income tax expense (benefit)	126	(2,746)	(77,203)	(3,596)

Loss before equity earnings of unconsolidated entities	(73,884)	(4,381)	(139,275)	(157,779)

Equity loss of unconsolidated entities, net of tax	—	—	23	2,067

Net loss	$(73,884)	$(4,381)	$(139,298)	$(159,846)

Net loss attributable to non-controlling interest	—	—	—	(659)

Net loss attributable to Endurance International Group Holdings, Inc.	$(73,884)	$(4,381)	$(139,298)	$(159,187)

Comparison of the Years Ended December 31, 2012 and 2013

Revenue

	Year Ended December 31,		Change
	2012	2013	Amount	%
Revenue	$292,156	$520,296	$228,140	78%

Revenue increased by $228.1 million, or 78%, from $292.2 million for the year ended December 31, 2012 to $520.3 million for the year ended December 31, 2013, due to increased demand for our solutions from both new and existing subscribers, including subscribers of businesses we acquired, as well as increases in prices paid by our subscribers at renewals or after expiration of promotional periods. Of this revenue increase, $147.6 million resulted from increases in revenue attributable to businesses we acquired since July 1, 2012, $41.4 million was a result of lower revenue in the year ended December 31, 2012 due to the application of purchase accounting from the Sponsor Acquisition related to deferred revenue, and $39.1 million was primarily attributable to an increase in the number of subscribers and our monetization of those subscribers, not associated with our acquisitions.

Cost of Revenue

	Year Ended December 31,
	2012		2013		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of revenue	$237,179	81%	$350,103	67%	$112,924	48%

Cost of revenue increased by $112.9 million, or 48%, from $237.2 million for the year ended December 31, 2012 to $350.1 million for the year ended December 31, 2013. Of this increase, $89.0 million was due to increases in cost of revenue attributable to businesses we acquired since July 1, 2012, and $21.4 million was attributable to growth in the business offset by an $18.5 million decrease in amortization expense. The $21.4 million from growth in the business was primarily due to a $9.3 million increase in depreciation expense as we expanded our data center infrastructure, a $5.3 million increase in domain registration costs, a $3.4 million increase in costs attributable to third party services as our business expanded and $3.4 million of payroll and benefits associated with an increase in average headcount as we enhanced our support infrastructure to serve our expanding subscriber base. The remaining increase in cost of revenue of $21.0 million was due to the net impact of the application of purchase accounting from the Sponsor Acquisition related to amortization and domain registration costs.

Gross Profit

	Year Ended December 31,
	2012		2013		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Gross profit	$54,977	19%	$170,193	33%	$115,216	210%

Gross profit increased by $115.2 million, from $55.0 million for the year ended December 31, 2012 to $170.2 million for the year ended December 31, 2013. Of this increase, $58.6 million was attributable to increases in our subscriber base primarily as a result of the HostGator and Homestead businesses we acquired subsequent to July 1, 2012, and $36.2 million was attributable to increases in our subscriber base due to expansion in our business and our monetization of those subscribers and $20.4 million was due to the impact of purchase accounting adjustments related to the Sponsor acquisition, consisting of recording the fair value of acquired deferred revenue and related domain registration costs and the amortization expense arising from recording the fair value of our acquired long-lived assets.

Operating Expense

	Year Ended December 31,
	2012		2013		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Sales and marketing	$83,110	28%	$117,689	23%	$34,579	42%
Engineering and development	13,803	5%	23,205	4%	9,402	68%
General and administrative	48,411	17%	92,347	18%	43,936	91%

Total	$145,324	50%	$233,241	45%	$87,917	60%

Sales and Marketing. Sales and marketing expense increased by $34.6 million, or 42%, from $83.1 million for the year ended December 31, 2012 to $117.7 million for the year ended December 31, 2013. Of this increase, $23.6 million was attributable to increases in sales and marketing expense incurred by businesses we acquired since July 1, 2012, in part due to our investing in growing the commissioned salespeople as well as increasing our marketing spend to acquire new subscribers. The remaining $11.0 million was primarily due to higher payroll and benefits associated with increased headcount as we expanded our sales and marketing organization in other parts of our business.

Engineering and Development. Engineering and development expense increased by $9.4 million, or 68%, from $13.8 million for the year ended December 31, 2012 to $23.2 million for the year ended December 31, 2013. This increase was primarily due to our focus on integrating technology capabilities from acquisitions, enhancing our systems, expanding our product and service offerings and engineering and development headcount increases associated with our acquisitions. In the three months ended December 31, 2013, we decreased our engineering and development expense by reducing employee headcount from 170 employees as of September 30, 2013 to 141 employees as of December 31, 2013 due to rationalizing costs and realizing synergies from integration of our acquisitions.

General and Administrative. General and administrative expense increased by $43.9 million, or 91%, from $48.4 million for the year ended December 31, 2012 to $92.3 million for the year ended December 31, 2013. Of this increase, $23.6 million was attributable to bonus payments in connection with our initial public offering, $8.6 million was attributable to increased stock-based compensation expense related to the acceleration of certain non-vested shares and the granting of stock-based awards at the time of our initial public offering and $19.9 million was attributable to increased expense associated with our preparation for becoming a public company and to support the growth in our business. We expect to continue to have higher costs associated with being a public company. In addition, $8.9 million of the increase in general and administrative expense was incurred by businesses we acquired since July 1, 2012. These increases were offset by a $17.4 million decrease in transaction expenses. We incurred higher transaction costs in the year ended December 31, 2012 primarily related to the HostGator and Homestead acquisitions. The transaction costs in 2012 also included $9.7 million attributable to dividend payments recorded as compensation.

Net Interest Income (Expense)

	Year Ended December 31,		Change
	2012	2013	Amount	%
Net interest income (expense)	$(126,131)	$(98,327)	$27,804	22%

Net interest expense decreased by $27.8 million, or 22%, from $126.1 million for the year ended December 31, 2012 to $98.3 million for the year ended December 31, 2013. This decrease includes lower amortization of deferred financing costs of $40.6 million primarily due to the write-off of discount and deferred debt issuance costs related to our debt refinancing in November 2012. The decrease is also due to lower costs resulting from our debt refinancing activities in 2013. Our interest expense for the year ended December 31, 2013 increased due to our increased aggregate indebtedness, offset by a reduction in our effective interest rates.

Income Tax Expense (Benefit)

	Year Ended December 31,		Change
	2012	2013	Amount	%
Income tax expense (benefit)	$(77,203)	$(3,596)	$73,607	95%

The benefit for income taxes for the year ended December 31, 2013 decreased by $73.6 million, or 95%, from $77.2 million for the year ended December 31, 2012 to $3.6 million for the year ended December 31, 2013. The decrease includes a net increase in our state and foreign income taxes of $0.8 million and a net change in our deferred taxes of $72.8 million. The decrease in our deferred tax benefit from December 31, 2012 to December 31, 2013 primarily relates to the establishment of a valuation allowance in 2013, a decrease in our deferred tax liabilities due to the short amortizable lives of our definite-lived intangible assets in 2013, as well as the establishment of additional deferred tax assets in 2013 through the generation of net operating losses. In both periods, we had nondeductible expenses primarily related to stock-based compensation, transaction costs and interest.

Comparison of Predecessor Period from January 1, 2011 through December 21, 2011 and Successor Year Ended December 31, 2012

Revenue

	Predecessor Period from January 1, 2011 through December 21, 2011	Successor Year Ended December 31, 2012	Change		Successor Period from December 22, 2011 through December 31, 2011
	Amount	Amount	Amount	%	Amount
Revenue	$187,340	$292,156	$104,816	56%	$2,967

Revenue increased by $104.8 million, or 56%, from $187.3 million for the 2011 predecessor period to $292.2 million for 2012, due to increased demand for our solutions from both new and existing subscribers, including subscribers of businesses we acquired, as well as increases in prices paid by our subscribers at renewals or after expiration of promotional periods. Of this revenue increase, $75.6 million resulted from revenue attributable to businesses we acquired during the three months ended September 30, 2012 and $76.4 million was primarily attributable to an increase in the number of subscribers not associated with our 2012 acquisitions. Purchase accounting adjustments reduced 2012 revenue by $47.2 million.

Cost of Revenue

	Predecessor Period from January 1, 2011 through December 21, 2011		Successor Year Ended December 31, 2012		Change		Successor Period from December 22, 2011 through December 31, 2011
	Amount	% of Revenue	Amount	% of Revenue	Amount	%	Amount	% of Revenue
Cost of revenue	$133,399	71%	$237,179	81%	$103,780	78%	$3,901	131%

Cost of revenue increased by $103.8 million, or 78%, from $133.4 million for the 2011 predecessor period to $237.2 million for 2012. Of this increase, $64.8 million was attributable to businesses we acquired in 2012, $33.3 million was attributable to growth in the business and $5.7 million was attributable to integration costs. The $33.3 million from growth in the business was primarily attributable to $20.7 million of increased domain registration costs, $4.6 million of increased third party costs and $4.3 million of payroll and benefits associated with increased headcount as we enhanced our support infrastructure to serve our larger subscriber base. Purchase accounting adjustments related to amortization of increased costs in 2012 by $11.8 million, offset by purchase accounting adjustments related to domain registration costs that reduced costs in 2012 by $11.9 million.

Gross Profit

	Predecessor Period from January 1, 2011 through December 21, 2011		Successor Year Ended December 31, 2012		Change		Successor Period from December 22, 2011 through December 31, 2011
	Amount	% of Revenue	Amount	% of Revenue	Amount	%	Amount	% of Revenue
Gross profit	$53,941	29%	$54,977	19%	$1,036	2%	$(934)	(31)%

Gross profit increased by $1.0 million, or 2%, from $53.9 million for the 2011 predecessor period to $55.0 million for 2012. Of this increase, $43.0 million was attributable to increases in our subscriber base unrelated to business acquisitions and $10.8 million was attributable to increases in our subscriber base as a result of the HostGator and Homestead businesses we acquired subsequent to June 30, 2012, offset by $47.1 million due to the impact of purchase accounting adjustments related to the Sponsor Acquisition, consisting of recording the fair value of acquired deferred revenue and related deferred domain registration costs and the amortization expense arising from recording the fair value of our acquired long-lived assets, and by $5.7 million due to integration costs.

Operating Expense

	Predecessor Period from January 1, 2011 through December 21, 2011		Successor Year Ended December 31, 2012		Change		Successor Period from December 22, 2011 through December 31, 2011
	Amount	% of Revenue	Amount	% of Revenue	Amount	%	Amount	% of Revenue
Sales and marketing	$54,932	29%	$83,110	28%	$28,178	51%	$1,482	50%
Engineering and development	5,538	3%	13,803	5%	8,265	149%	101	3%
General and administrative	16,938	9%	48,411	17%	31,473	186%	3,755	127%

Total	$77,408	41%	$145,324	50%	$67,916	88%	$5,338	180%

Sales and Marketing. Sales and marketing expense increased by $28.2 million, or 51%, from $54.9 million in the 2011 predecessor period to $83.1 million in 2012. Of this increase, $9.8 million was attributable to sales and marketing expense incurred by businesses we acquired during the year ended December 31, 2012 and the remaining $18.4 million consisted of an increase in overall marketing expense as we expanded our sales and marketing organization.

Engineering and Development. Engineering and development expense increased by $8.3 million, or 149%, from $5.5 million in the 2011 predecessor period to $13.8 million in 2012. This increase was primarily due to our focus on expanding our product and service offerings, integrating technology capabilities improving our analytical capabilities and engineering and development headcount increases associated with our acquisitions during the year ended December 31, 2012. Engineering and development headcount increased from 51 employees as of December 31, 2011 to 164 employees as of December 31, 2012.

General and Administrative. General and administrative expense increased by $31.5 million, or 186%, from $16.9 million in the 2011 predecessor period to $48.4 million in 2012. Of this increase, $9.7 million was attributable to dividend payments recorded as compensation, $8.9 million was attributable to increased spending to support the growth of our business, $7.6 million consisted of costs related to acquisitions and financings and $5.3 million consisted of general and administrative expense incurred by businesses we acquired during the year ended December 31, 2012.

Net Interest Income (Expense)

	Predecessor Period from January 1, 2011 through December 21, 2011	Successor Year Ended December 31, 2012	Change		Successor Period from December 22, 2011 through December 31, 2011
			Amount	%
Net interest income (expense)	$(50,291)	$(126,131)	$(75,840)	151%	$(855)

Net interest expense increased by $75.8 million, or 151%, from $50.3 million in the 2011 predecessor period to $126.1 million in 2012. This increase was due to an increase in our aggregate indebtedness from $305.0 million to $1,130.0 million over this period, partially offset by a reduction in interest rates. We entered into three debt financing arrangements during 2012, which resulted in fees and expenses that are included in net interest expense for 2012.

Income Tax Expense (Benefit)

	Predecessor Period from January 1, 2011 through December 21, 2011	Successor Year Ended December 31, 2012	Change	Successor Period from December 22, 2011 through December 31, 2011
Income tax expense (benefit)	$126	$(77,203)	$(77,329)	$(2,746)

The benefit for income taxes for 2012 increased by $77.3 million compared to the 2011 predecessor period. The increase was primarily due to an increase in losses in 2012, partially offset by nondeductible compensation. In 2011, the benefit related primarily to the losses generated in the successor period. In 2011, as a result of purchase accounting, we recorded deferred tax liabilities primarily related to intangibles and deferred revenue, and we also released our valuation allowance.

We had a full valuation allowance in the 2011 predecessor period and recognized only minimum current state taxes.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations since inception primarily with cash flow generated by operations and borrowings under credit facilities.

On October 30, 2013, we closed our initial public offering of 21,051,000 shares of our common stock at a public offering price of $12.00 per share. We received gross proceeds of $252.6 million and net proceeds of $232.1 million from the offering after deducting underwriting discounts and commissions and offering-related expenses payable by us. Offering expenses include both capitalized and non-capitalized expenses.

On November 25, 2013, we completed a debt refinancing that reduced our overall indebtedness by $148.8 million to $1,050.0 million. Using net proceeds from our initial public offering, cash on hand and proceeds from our incremental first lien term loan facility, we repaid the total amount outstanding under our $315.0 million second lien term loan facility and increased our revolving credit facility by $40.0 million to $125.0 million. As compared with our bifurcated term loan facility in place prior to the refinancing, we expect that the new single tranche of first lien debt will lower our annualized term loan interest expense by approximately $35.0 million, based on the first lien term loan balance as of December 31, 2013, and the new interest rates under the first lien term loan (for more detail see Credit Facility Borrowings below).

As of December 31, 2013, we had cash and cash equivalents totaling $66.8 million and negative working capital of $160.5 million. In addition, we had approximately $1,047.4 million of indebtedness outstanding under our first lien term loan facility. As of December 31, 2013, there were no amounts outstanding under our $125.0 million revolving credit facility.

Cash and Cash Equivalents

As of December 31, 2013, our cash and cash equivalents were held for working capital purposes and for required principal and interest payments under our indebtedness. A majority of our cash and cash equivalents was held in operating accounts. Our future capital requirements will depend on many factors including but not limited to our growth rate, the continued expansion of sales and marketing activities, the introduction of new and enhanced products and services, market acceptance of our solutions, acquisitions and our gross profits and operating expenses. We believe that our current cash and cash equivalents and operating cash flows will be sufficient to meet our anticipated working capital and capital expenditure requirements as well as our required principal and interest payments under our indebtedness, for at least the next 12 months.

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods (all data in thousands):

	Predecessor	Successor
	Period from January 1, 2011 through December 21, 2011	Period from December 22, 2011 through December 31, 2011	Year Ended December 31, 2012	Year Ended December 31, 2013

Purchases of property and equipment	$(6,638)	$(7)	$(28,163)	$(33,523)
Depreciation	3,481	114	6,869	18,615
Amortization	74,224	1,832	132,616	110,273
Cash flows from (used in) operating activities	47,225	(956)	55,318	32,616
Cash flows used in investing activities(1)	(62,714)	(472,150)	(323,504)	(73,087)
Cash flows from financing activities(1)	19,816	475,422	274,478	84,288

(1)	In 2013, we have reclassified deferred consideration in the consolidated statement of cash flows from net cash used in investing activities to net cash provided by financing activities. Prior years have also been reclassified to conform to current year presentation.

Capital Expenditures

Our capital expenditures for the purchase of property and equipment for the years ended December 31, 2012 and 2013 were $28.2 million and $33.5 million, respectively. The increase in our capital expenditures was driven by our investments in consolidating the HostGator and Homestead businesses on our platform, rationalizing our data center footprint to increase our scale economies and in servers and software licenses to support our growth. In 2012, we had higher expenditures related to leasehold improvements of $2.0 million. We expect our total capital expenditures to increase consistent with revenue growth as we expand our business.

Depreciation

Our depreciation expense for the years ended December 31, 2012 and 2013 increased from $6.9 million to $18.6 million, respectively. This increase in depreciation expense was primarily a result of higher capital expenditure commencing in 2012 related to investments in data center infrastructure and leasehold improvements as described above. The former included a significant and extraordinary investment in data center infrastructure to support the migration of subscribers from HostGator to our systems. The latter included leasehold improvements associated with new operating leases we entered into, for larger premises to house our expanded employee base and customer support teams, including in Arizona, Utah, Texas, and our headquarters in Burlington, Massachusetts.

Amortization

Our amortization expense, which includes amortization of other intangible assets, amortization of deferred financing costs and amortization of net present value of deferred consideration, decreased by $22.3 million from $132.6 million for the year ended December 31, 2012 to $110.3 million for the year ended December 31, 2013. The $22.3 million decrease is primarily attributable to the decrease in amortization of deferred financing costs by $40.6 million, due to a debt extinguishment in November 2012 more fully described in Note 8 of the notes to the consolidated Financial Statements in Part II Item 8 of this Annual Report on Form 10-K. This decrease in amortization of deferred financing costs was offset by a $17.8 million increase in amortization of other intangible assets, in part due to the acquisitions of HostGator and Homestead during the third quarter of 2012. The remaining $0.5 million was attributable to amortization expense of net present value of deferred consideration as a result of our acquisition of HostGator in July 2012, which had deferred consideration payments payable 12 and 18 months after the date of the acquisition.

Operating Activities

Cash provided by operating activities consists primarily of net loss adjusted for certain non-cash items including depreciation, amortization, stock-based compensation expense and changes in deferred taxes, and the effect of changes in working capital, in particular in deferred revenue. As we add subscribers to our platform, we typically collect subscription fees at the time of initial billing and recognize revenue over the terms of the subscriptions. Accordingly, we generate operating cash flows as we collect cash from our subscribers in advance of delivering the related products and services, and we maintain a significant deferred revenue balance. As we add subscribers and sell additional products and services, our deferred revenue balance increases. Our operating cash flows are net of transaction expenses and charges, including initial public offering expenses.

Net cash provided by operating activities was $32.6 million in the year ended December 31, 2013 which consisted of a net loss of $159.8 million, offset by non-cash charges of $147.6 million, and a net change of $44.8 million in our operating assets and liabilities. The net change in our operating assets and liabilities included an increase in deferred revenue of $51.0 million.

Net cash provided by operating activities was $55.3 million in the year ended December 31, 2012 which consisted of a net loss of $139.3 million, offset by non-cash charges of $94.0 million and a net change of $100.7 million in our operating assets and liabilities. The net change in our operating assets and liabilities included an increase in deferred revenue of $104.1 million.

Investing Activities

Cash flows used in investing activities consists primarily of purchase of property and equipment, acquisition consideration payments, and changes in restricted cash balances. The majority of the cash used in 2012 was to fund acquisition consideration payments, in particular for HostGator and Homestead which we acquired during the third quarter of 2012. The majority of the cash used in investing activities for 2013 was to obtain a controlling ownership in a privately-held company located in the United Kingdom. In addition, upon entering into an agreement to acquire Directi in August 2013, we made an advance payment of $5.0 million to Directi Holdings. Acquisition related payments in the aggregate were $299.2 million and $38.7 million in the years ended December 31, 2012 and 2013, respectively.

On January 23, 2014, we closed the acquisition of Directi and funded $20.5 million of the purchase consideration in cash. We also issued a promissory note to Directi Holdings in the original principal amount of $51.0 million in partial consideration for the acquisition. For more information, see “Recent Developments” above. We expect to fund the settlement of the Directi promissory note, payable April 15, 2014 for approximately $51.0 million primarily through operating cash and cash equivalents. We believe that our existing cash and cash equivalents in combination with our revolving credit facility will be sufficient to meet the maximum payment obligations related to the Directi acquisition.

Financing Activities

Cash flow from financing activities consists primarily of the net change in our overall indebtedness, payment of associated financing costs, payment of deferred consideration for our acquisitions and the issuance or repurchase of equity.

During the year ended December 31, 2013, cash flow from financing activities net of repayments was $84.3 million which includes gross proceeds from our initial public offering of $252.6 million less capitalized issuance costs paid of $17.5 million. An additional $0.7 million of capitalized issuance costs was unpaid at December 31, 2013, which we expect to pay in the first quarter of 2014. In August 2013, we increased our first lien term loan by $90.0 million and repaid the $37.0 million then outstanding under our revolving credit facility. In November 2013, we repaid our second lien term loan of $315.0 million in full and increased our first lien term loan by $166.2 million resulting in an overall reduction in our bank debt by $148.8 million to $1,050.0 million. At the end of December 2013, we made a quarterly principal payment of $2.6 million. We also paid $55.6 million of deferred consideration, the majority of which was for our HostGator acquisition.

During the year ended December 31, 2012, cash flow from financing activities net of repayments was $274.5 million. The increase in our borrowings was primarily used to fund the acquisitions of HostGator and Homestead, a $289.5 million special dividend in November 2012, and to redeem $150.0 million of preferred stock of a subsidiary and pay $6.0 million in accrued dividends on such preferred stock in April 2012. We also paid $7.2 million of deferred consideration primarily for an acquisition which closed in 2011.

Credit Facility Borrowings

As of December 31, 2013, we had $1,047.4 million outstanding under our first lien term loan facility and there were no amounts outstanding under our $125.0 million revolving credit facility.

Our first lien term loan facility matures on November 9, 2019 and our revolving credit facility matures on December 22, 2016. Under our first lien term loan facility, commencing on December 31, 2013, we are required to make quarterly principal payments of $2.6 million.

As of December 31, 2013, the LIBOR-based interest rates on our first lien term loan facility and revolving credit facility were 5.00% and 7.75%, respectively, and the alternate base rate on the revolving credit facility was 8.50%. (For more detail, see Part I, Item 7A “Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Sensitivity” of this Annual Report on Form 10-K).

Net Operating Loss Carry-Forwards

As of December 31, 2013, we had net operating loss, or NOL carry-forwards available to offset future U.S. federal taxable income of approximately $214.2 million and future state taxable income by approximately $152.8 million. These NOL carry-forwards expire on various dates through 2033. As of December 31, 2013, we had NOL carry-forwards in foreign jurisdictions available to offset future foreign taxable income by approximately $33.7 million, including approximately $2.1 million in NOL carry-forwards that expire in 2021 and approximately $31.6 million of NOL carry-forwards in the United Kingdom that do not expire.

Our ability to use these NOL carry-forwards will be subject to an annual limitation due to the ownership percentage change limitations. Ownership changes can limit the amount of net operating loss and other tax attributes that a company can use each year to offset future taxable income and taxes payable. As a result of the Sponsor Acquisition, we analyzed changes in our ownership and determined that, effective for the year ended December 31, 2012, we could use approximately $77.1 million of NOL carry-forwards per year.

Backlog and Deferred Revenue

We define our backlog as the total committed value of our contracts which have not been recognized as revenue at the end of a period. Since we require prepayments for all our products and services, our backlog is equal to our deferred revenue balance. Our backlog as of December 31, 2012 and 2013 was $187.4 million and $249.5 million, respectively. Because revenue for any period is a function of revenue recognized from deferred revenue under contracts in existence at the beginning of a period, as well as contract renewals and new customer contracts during the period, backlog at the beginning of any period is not necessarily indicative of future performance. Our presentation of backlog may differ from other companies in our industry.

Contractual Obligations and Commitments

Our principal commitments consist of obligations under our outstanding debt facilities, which includes a quarterly principal repayment against our first lien term loan facility of $2.6 million per quarter, interest payments on our term loan facilities, which are typically three-month LIBOR loans, non-cancelable leases for our office space, deferred payment obligations related to acquisitions, and purchase obligations under material contracts. The following table summarizes these contractual obligations as of December 31, 2013 (all data in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations:
Principal payments on term loan facility	$1,047,375	$10,500	$21,000	$21,000	$994,875
Interest payments on term loan facility(1)	303,771	52,895	104,336	102,064	44,476
Operating lease obligations	48,154	8,362	14,459	9,892	15,441
Deferred consideration(2)	28,933	26,133	2,800	—	—
Purchase commitments	30,433	15,583	9,725	5,125	—

Total	$1,458,666	$113,473	$152,320	$138,081	$1,054,792

(1)	Term loan facility interest rate is based on adjusted LIBOR plus 400 basis points for the first lien term loan facility, subject to a LIBOR floor of 1.00%. As of December 31, 2013, the interest rates on our first lien term loan facility and revolving credit facility were 5.00% and 7.75%.
(2)	Consists of deferred payment obligations related to acquisitions. Does not include $1.7 million in contingent payment obligations related to an acquisition.

Recently Issued Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”) to improve the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-02 requires an entity to report the effect of reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For accumulated other comprehensive income reclassification items that are not required under U.S. GAAP to be reclassified in their entirety into net income in the same reporting period, entities must provide a cross reference to other required U.S. GAAP disclosures that provide additional detail about those amounts. ASU 2013-02 became effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of ASU 2013-02 did not have any impact on the Company’s consolidated financial statements.

In March 2013, the FASB issued ASU No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (“ASU 2013-05”). ASU 2013-05 addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. ASU 2013-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and should be applied prospectively. The Company believes the adoption of ASU 2013-05 will not have any impact on its consolidated financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

Interest Rate Sensitivity

We had cash and cash equivalents of $66.8 million at December 31, 2013, the majority of which was held in operating accounts for working capital purposes and other general corporate purposes which includes payment of principal and interest under our indebtedness. As of December 31, 2013, we had approximately $1,047.4 million of indebtedness outstanding under our first lien term loan facility and a revolving credit facility of $125.0 million, all of which was available.

The first lien term loan facility bears interest at a rate per annum equal to an applicable credit spread plus, at our option, (a) adjusted LIBOR or (b) an alternate base rate determined by reference to the greater of (i) the prime rate, (ii) the federal funds effective rate plus 0.50% and (iii) one-month adjusted LIBOR plus 1.00%. The term loan is subject to a floor of 1.00% per annum with an applicable credit spread for interest based on adjusted LIBOR of 4.00%

Under our first lien term loan facility, our revolving credit loans, that bear interest at the LIBOR reference rate, are subject to a floor of 1.50% per annum with the applicable credit spread for interest based on adjusted LIBOR of 6.25%. We are also required to pay a commitment fee of 0.50% per annum to the lenders based on the average daily unused amount of the revolving commitments.

Based on our aggregate indebtedness of $1,047.4 million as of December 31, 2013, a 100-basis-point increase in the adjusted LIBOR rate above the LIBOR floor would result in a $10.6 million increase in our aggregate interest payments over a 12-month period, and a 100-basis-point decrease at the current LIBOR rate would not result in a decrease in our interest payments.

Inflation Risk

We do not believe that inflation has a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability to do so could harm our business, financial condition and results of operations.

Item 8.	Financial Statements and Supplementary Data

ENDURANCE INTERNATIONAL GROUP HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Endurance International Group Holdings, Inc.

Burlington, Massachusetts

We have audited the accompanying consolidated balance sheets of Endurance International Group Holdings, Inc. and its subsidiaries as of December 31, 2012 and 2013 and the related consolidated statements of operations, stockholders’ equity and cash flows for the period from January 1, 2011 through December 21, 2011 (Predecessor Company) and the period from December 22, 2011 through December 31, 2011 (Successor Company) and the years ended December 31, 2012 and 2013 (Successor Company). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Endurance International Group Holdings, Inc. and its subsidiaries as of December 31, 2012 and 2013, and the results of their operations and their cash flows for the period from January 1, 2011 through December 21, 2011 (Predecessor Company) and the period from December 22, 2011 through December 31, 2011 (Successor Company) and the years ended December 31, 2012 and 2013 (Successor Company) in conformity with accounting principles generally accepted in the United States of America.

/s/    BDO USA, LLP

Boston, Massachusetts

February 28, 2014

Endurance International Group Holdings, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2012	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$23,245	$66,815
Restricted cash	888	1,983
Accounts receivable	5,824	7,160
Deferred tax asset—short term	12,093	12,981
Prepaid expenses and other current assets	26,093	29,862

Total current assets	68,143	118,801
Property and equipment—net	34,604	49,715
Goodwill	936,746	984,207
Other intangible assets—net	480,690	406,140
Deferred financing costs	1,481	430
Investment	10,227	6,535
Other assets	6,245	15,110

Total assets	$1,538,136	$1,580,938

Liabilities, redeemable non-controlling interest and stockholders’ equity
Current liabilities:
Accounts payable	$8,007	$7,950
Accrued expenses	31,267	35,433
Deferred revenue	151,078	194,196
Current portion of notes payable	23,000	10,500
Deferred consideration—short term	52,878	24,437
Other current liabilities	5,766	6,796

Total current liabilities	271,996	279,312
Long-term deferred revenue	36,291	55,298
Notes payable—long term	1,107,000	1,036,875
Deferred tax liability—long term	27,579	26,171
Deferred consideration	24,501	4,207
Other liabilities	614	3,041

Total liabilities	$1,467,981	$1,404,904

Redeemable non-controlling interest	—	20,772
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred Stock—par value $0.0001; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock—par value $0.0001; 500,000,000 shares authorized; 105,187,363 and 124,788,853 shares issued at December 31, 2012 and December 31, 2013, respectively; 96,745,992 and 124,766,544 outstanding at December 31, 2012 and December 31, 2013, respectively	11	13
Additional paid-in capital	509,714	754,720
Accumulated other comprehensive loss	—	(55)
Accumulated deficit	(439,570)	(598,757)

Total stockholders’ equity attributable to Endurance International Group Holdings, Inc.	70,155	155,921

Non-controlling interest in consolidated subsidiary	—	(659)

Total stockholders’ equity	70,155	155,262

Total liabilities, redeemable non-controlling interest and stockholders’ equity	$1,538,136	$1,580,938

See accompanying notes to consolidated financial statements.

Endurance International Group Holdings, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands)

		Successor
	Predecessor Period From January 1 through December 21, 2011	Period From December 22 through December 31, 2011	Year Ended December 31, 2012	Year Ended December 31, 2013
Revenue	$187,340	$2,967	$292,156	$520,296
Cost of revenue	133,399	3,901	237,179	350,103

Gross profit	53,941	(934)	54,977	170,193

Operating expense:
Sales and marketing	54,932	1,482	83,110	117,689
Engineering and development	5,538	101	13,803	23,205
General and administrative	16,938	3,755	48,411	92,347

Total operating expense	77,408	5,338	145,324	233,241

Loss from operations	(23,467)	(6,272)	(90,347)	(63,048)

Other expense:
Interest income	6	—	34	122
Interest expense	(50,297)	(855)	(126,165)	(98,449)

Total other expense—net	(50,291)	(855)	(126,131)	(98,327)

Loss before income taxes and equity earnings of unconsolidated entities	(73,758)	(7,127)	(216,478)	(161,375)
Income tax expense (benefit)	126	(2,746)	(77,203)	(3,596)

Loss before equity earnings of unconsolidated entities	(73,884)	(4,381)	(139,275)	$(157,779)

Equity loss of unconsolidated entities, net of tax	—	—	23	2,067

Net loss	$(73,884)	$(4,381)	$(139,298)	$(159,846)

Net loss attributable to non-controlling interest	—	—	—	(659)

Net loss attributable to Endurance International Group Holdings, Inc.	$(73,884)	$(4,381)	$(139,298)	$(159,187)

Comprehensive loss:
Foreign currency translation adjustments	—	—	—	(55)

Total comprehensive loss	$(73,884)	$(4,381)	$(139,298)	$(159,242)

Net loss per share attributable to Endurance International Group Holdings, Inc.—basic and diluted		$(0.05)	$(1.44)	$(1.55)

Weighted-average number of common shares used in computing net loss per share attributable to Endurance International Group Holdings, Inc.—basic and diluted		96,370,134	96,562,674	102,698,773

See accompanying notes to consolidated financial statements.

Endurance International Group Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts)

	Series A Preferred Stock Par Value $0.01		Series C Preferred Stock Par Value $0.01		Series D Preferred Stock Par Value $0.01		Series E Preferred Stock Par Value $0.01		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity Attributable to Endurance International Group Holdings, Inc.	Non- Controlling Interest	Total Stock- holders’ Equity

	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount

Balance—January 1, 2011	5,999	$5,929	20,920	$18,606	—	$—	—	$—	1,000	$—	$91,706	$—	$(63,888)	$52,353	$—	$52,353
Net loss—predecessor period	—	—	—	—	—	—	—	—	—	—	—	—	(73,884)	(73,884)	—	(73,884)
Issuance of series D preferred stock	—	—	—	—	38,000	38,000	—	—	—	—	—	—	—	38,000	—	38,000
Redemption of series D preferred stock	—	—	—	—	(38,000)	(38,000)	—	—	—	—	—	—	—	(38,000)	—	(38,000)
Dividends paid on series D preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	(1,953)	(1,953)	—	(1,953)
Redemption of series C preferred stock	—	—	(20,920)	(18,606)	—	—	—	—	—	—	(2,257)	—	(56)	(20,919)	—	(20,919)
Dividends paid on series C preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	(4,961)	(4,961)	—	(4,961)
Contribution of stockholders note in parent LLC to subsidiary Endurance International Group	—	—	—	—	—	—	—	—	—	—	440	—	—	440	—	440
Capital contribution	—	—	—	—	—	—	—	—	—	—	4,957	—	—	4,957	—	4,957
Exchange of series A preferred stock for class A member units of parent	(5,999)	(5,929)	—	—	—	—	—	—	—	—	5,999	—	(70)	—	—	—
Return of capital to parent (cash to repurchase stock)	—	—	—	—	—	—	—	—	—	—	(1,321)	—	—	(1,321)	—	(1,321)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	1,000	—	—	1,000	—	1,000

Balance—December 21, 2011 (Predecessor)	—	$—	—	$—	—	$—	—	$—	1,000	$—	$100,524	$—	$(144,812)	$(44,288)	$—	$(44,288)

Issuance of new common stock	—	$—	—	$—	—	$—	—	$—	96,370,113	$10	$452,281	$—	$—	$452,291	$—	$452,291
Subscription receivable	—	—	—	—	—	—	—	—	—	—	(100)	—	—	(100)	—	(100)
Deemed capital contribution	—	—	—	—	—	—	—	—	—	—	55,126	—	—	55,126	—	55,126
Net loss—successor period	—	—	—	—	—	—	—	—	—	—	—	—	(4,381)	(4,381)	—	(4,381)
Issuance of series E preferred stock	—	—	—	—	—	—	150,000	150,000	—	—	—	—	—	150,000	—	150,000
Issuance costs of series E preferred stock	—	—	—	—	—	—	—	(396)	—	—	—	—	—	(396)	—	(396)

Balance—December 31, 2011 (Successor)	—	$—	—	$—	—	$—	150,000	$149,604	96,370,113	$10	$507,307	$—	$(4,381)	$652,540	$—	$652,540

	Series A Preferred Stock Par Value $0.01		Series C Preferred Stock Par Value $0.01		Series D Preferred Stock Par Value $0.01		Series E Preferred Stock Par Value $0.01		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity Attributable to Endurance International Group Holdings, Inc.	Non- Controlling Interest	Total Stock- holders’ Equity

	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount

Subscription payment	—	—	—	—	—	—	—	—	—	—	100	—	—	100	—	100
Redemption of series E preferred stock	—	—	—	—	—	—	(150,000)	(150,000)	—	—	—	—	—	(150,000)	—	(150,000)
Issuance costs of series E preferred stock	—	—	—	—	—	—	—	396	—	—	—	—	(449)	(53)	—	(53)
Dividends paid on series E preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	(5,963)	(5,963)	—	(5,963)
Dividends paid on common stock	—	—	—	—	—	—	—	—	—	—	—	—	(289,479)	(289,479)	—	(289,479)
Vesting of restricted shares	—	—	—	—	—	—	—	—	375,879	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(139,298)	(139,298)	—	(139,298)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	2,308	—	—	2,308	—	2,308

Balance—December 31, 2012	—	$—	—	$—	—	$—	—	$—	96,745,992	$10	$509,715	$—	$(439,570)	$70,155	$—	$70,155

Issuance of common stock in connection with initial public offering, net of issuance costs of $18,219,271									21,051,000	2	234,391	—	—	234,393	—	234,393
Fractional share payment	—	—	—	—	—	—	—	—	(47)	—	(1)	—	—	(1)	—	(1)
Vesting of restricted shares	—	—	—	—	—	—	—	—	6,971,595	1	(1)	—	—	—	—	—
Common stock returned to the Company	—	—	—	—	—	—	—	—	(1,996)	—	—	—	—	(24)	—	(24)
Retirement of treasury stock	—	—	—	—	—	—	—	—	—	—	(24)	—	—	—	—	—
Non-controlling interest accretion	—	—	—	—	—	—	—	—	—	—	(123)	—	—	(123)	—	(123)
Foreign currency translation adjustments arising during the period	—	—	—	—	—	—	—	—	—	—	—	(55)	—	(55)	—	(55)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(159,187)	(159,187)	(659)	(159,846)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	10,763	—	—	10,763	—	10,763

Balance—December 31, 2013	—	$—	—	$—	—	$—	—	$—	124,766,544	$13	$754,720	$(55)	$(598,757)	$155,921	$(659)	$155,262

Endurance International Group Holdings, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Predecessor	Successor
	Period from January 1, 2011 Through December 21, 2011	Period from December 22, 2011 Through December 31, 2011	Year Ended December 31, 2012	Year Ended December 31, 2013
Cash flows from operating activities:
Net loss	$(73,884)	$(4,381)	$(139,298)	$(159,846)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	3,481	114	6,869	18,615
Amortization of other intangible assets	50,443	1,735	88,118	105,915
Amortization of deferred financing costs	23,781	97	43,405	2,768
Amortization of net present value of deferred consideration	—	—	1,093	1,590
Stock-based compensation	1,000	—	2,308	10,763
Deferred tax benefit	—	(2,756)	(77,610)	(4,777)
Loss on sale of property and equipment	31	—	469	309
Loss of unconsolidated entities	—	—	23	2,067
Benefit from change in deferred consideration	—	—	—	(466)
Financing costs expensed	—	—	29,281	10,833
Changes in operating assets and liabilities:
Accounts receivable	(954)	(570)	(268)	(1,075)
Prepaid expenses and other current assets	(14,245)	(757)	(22,199)	(7,147)
Accounts payable and accrued expenses	5,069	900	19,058	2,020
Deferred revenue	52,503	4,662	104,069	51,047

Net cash provided by (used in) operating activities	47,225	(956)	55,318	32,616

Cash flows from investing activities
Business acquired in purchase transaction, net of cash acquired	(55,081)	(472,193)	(299,165)	(38,659)
Proceeds from sale of assets	—	—	—	23
Cash paid for minority investment	—	—	(250)	—
Purchases of property and equipment	(6,638)	(7)	(28,163)	(33,523)
Purchases of intangible assets	—	—	—	(751)
Proceeds from sale of property and equipment	18	—	127	54
Net (deposits) and withdrawals of principal balances in restricted cash accounts	(1,013)	50	3,947	(231)

Net cash used in investing activities	(62,714)	(472,150)	(323,504)	(73,087)

Endurance International Group Holdings, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Predecessor	Successor
	Period from January 1, 2011 through December 21, 2011	Period from December 22, 2011 through December 31, 2011	Year Ended December 31, 2012	Year Ended December 31, 2013
Cash flows from financing activities:
Proceeds from issuance of term loan	305,000	350,000	1,925,000	1,145,000
Proceeds from borrowing of revolver	13,400	—	15,000	57,000
Repayment of term loan	(193,840)	(305,000)	(1,160,000)	(1,212,625)
Repayment of revolver	(21,400)	—	—	(72,000)
Payment of financing costs	(19,160)	(21,374)	(52,890)	(12,552)
Deferred consideration	(35,029)	—	(7,237)	(55,635)
Net return of capital to parent company EIG International	(1,321)	—	—	—
Proceeds from issuance of common stock	—	452,191	100	252,612
Issuance costs of common stock	—	—	—	(17,512)
Payment of dividends on common stock	—	—	(289,479)	—
Issuance costs of series E preferred stock	—	(395)	(53)	—
Redemption of series E preferred stock	—	—	(150,000)	—
Dividends paid on series E preferred stock	—	—	(5,963)	—
Proceeds from issuance (repurchase) of series C preferred stock	(20,920)	—	—	—
Proceeds from issuance of series D preferred stock	38,000	—	—	—
Repurchase of series D preferred stock	(38,000)	—	—	—
Dividends paid on series C and series D preferred stock	(6,914)	—	—	—

Net cash provided by financing activities	19,816	475,422	274,478	84,288

Net effect of exchange rate on cash and cash equivalents	—	—	—	(247)

Net increase in cash and cash equivalents	4,327	2,316	6,292	43,570
Cash and cash equivalents:
Beginning of period	10,310	14,637	16,953	23,245

End of period	$14,637	$16,953	$23,245	$66,815

Supplemental cash flow information:
Interest paid	$24,024	$4	$70,176	$100,856
Income taxes paid	$36	$9	$796	$1,502

See accompanying notes to consolidated financial statements.

Endurance International Group Holdings, Inc.

Notes to Consolidated Financial Statements

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

EIG and EIG Investors were incorporated in April 1997 and May 2007, respectively, and Holdings was originally formed as a limited liability company in October 2011 in connection with the acquisition on December 22, 2011, of a controlling interest in EIG Investors, EIG and its subsidiary companies by investment funds and entities affiliated with Warburg Pincus and Goldman Sachs (the “Sponsor Acquisition”). On November 7, 2012, Holdings reorganized as a Delaware limited partnership and on June 25, 2013, converted into a Delaware C-corporation and changed its name to Endurance International Group Holdings, Inc.

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

Initial Public Offering

On October 30, 2013, the Company closed an initial public offering of its common stock, which resulted in the sale of 21,051,000 shares of its common stock at a public offering price of $12.00 per share, before underwriting discounts. The offering resulted in gross proceeds of $252.6 million and net proceeds to the Company of $232.1 million after deducting underwriting discounts, commissions and estimated offering expenses payable by the Company. Offering expenses include both capitalized and non-capitalized expenses.

2. Summary of Significant Accounting Policies

Basis of Preparation

The accompanying consolidated financial statements, which include the accounts of the Company and its subsidiaries and reflect the Sponsor Acquisition, as described in Note 3, have been prepared using accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany transactions have been eliminated on consolidation. The Company has reviewed the criteria of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280-10, Segment Reporting, and determined that the Company is comprised of only one segment for reporting purposes.

The Sponsor Acquisition was accounted for as a purchase in accordance with the FASB ASC 805, Business Combinations (“ASC 805”), and the purchase price was recorded in the Company’s consolidated financial statements. The acquired company’s financial statements reflect the new accounting basis recorded by the acquiring company. Accordingly, the Company’s purchase accounting adjustments have been reflected in the Company’s financial statements for the period commencing December 22, 2011 and reflect the estimated fair value of the Company’s assets and liabilities as of December 22, 2011, the date of the Sponsor Acquisition.

As a result of the Sponsor Acquisition, the period from January 1, 2011 to December 21, 2011, for which the Company’s results of operations and cash flows are presented, are reported as the “Predecessor” period. The period from December 22, 2011 through December 31, 2011 and the years ended December 31, 2012 and 2013, for which the Company’s results of operations and cash flows are presented, are reported as the “Successor” period.

Holdings had no ownership interest in the Company prior to December 22, 2011. Therefore, for comparative reporting purposes, the Company reports its financial results, as presented in the Predecessor period, at the EIG Investors company level, which was the primary holding company until the Sponsor Acquisition. Because there was no activity in the Company prior to the Sponsor Acquisition, nor was there any change in the number of shares issued or the par value of the shares of EIG Investors, it was determined that the Company is essentially the same as EIG Investors. Therefore, the retroactive presentation of the conversion includes equity activity of EIG Investors for the successor period and the conversion has not been applied to the predecessor period.

The June 25, 2013 conversion of the Company into a Delaware C-corporation, as discussed in Note 1, has been applied to the Company’s financial statements retroactively to December 22, 2011, as if the conversion was effective December 22, 2011.

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

Cash Equivalents

Cash and cash equivalents include all highly liquid investments with remaining maturities of three months or less at the date of purchase.

Restricted Cash

Restricted cash is composed of certificates of deposits and cash held by merchant banks and payment processors, which provide collateral against any charge-backs, fees, or other items that may be charged back to the Company by credit card companies and other merchants.

Accounts Receivable

Accounts receivable is primarily composed of cash due from credit card companies for unsettled transactions charged to subscribers’ credit cards. As these amounts reflect authenticated transactions that are fully collectible, the Company does not maintain an allowance for doubtful accounts. The Company also accrues for earned referral fees and commissions, which are governed by reseller or affiliate agreements, when the amount is reasonably estimable.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash equivalents, accounts receivable, accounts payable and certain accrued expenses, approximate their fair values due to their short maturities. The fair value of the Company’s notes payable are based on the borrowing rates currently available to the Company for debt with similar terms and average maturities and approximate their carrying value.

Concentrations of Credit and Other Risks

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. Cash and cash equivalents are maintained at accredited financial institutions, and PayPal balances are at times without and in excess of federally insured limits. The Company has never experienced any losses related to these balances and does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

For the Predecessor and Successor periods in 2011 and the years ended December 31, 2012 and 2013, no subscriber represented 10% or more of the Company’s total revenue.

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

Software Development Costs

The Company accounts for software development costs for internal use software under the provisions of ASC 350-40, “Internal-Use Software” (“ASC 350”). Accordingly, certain costs to develop internal-use computer software are capitalized, provided these costs are expected to be recoverable. There were no such costs capitalized during the year ended December 31, 2012. There was $1.2 million of software development costs capitalized for the year ended December 31, 2013.

Investments

In 2012, the Company made two minority investments in privately-held companies. The Company’s voting interest in each of these companies was between 25% and 50%. The Company accounts for these investments under the equity method of accounting. Under this method, the investment balance, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee company as they occur, limited to the extent of the Company’s investment in, advances to and commitments for the investee. The Company’s share of net earnings or losses of the investee are reflected in equity losses of unconsolidated entities, net of tax, in the Company’s accompanying consolidated statements of operations.

The Company assesses the need to record impairment losses on its investments and records such losses when the impairment of an investment is determined to be other than temporary in nature. On October 31, 2013 the Company reduced its 50% voting interest in one of the minority investments to 40% and recorded a $2.6 million impairment charge (see Note 7).

Goodwill

Goodwill relates to amounts that arose in connection with the Company’s various business combinations and represents the difference between the purchase price and the fair value of the identifiable intangible and tangible net assets when accounted for using the acquisition method of accounting. Goodwill is not amortized, but is subject to periodic review for impairment. Events that would indicate impairment and trigger an interim impairment assessment include, but are not limited to, current economic and market conditions, including a decline in value, a significant adverse change in certain agreements that would materially affect reported operating results, business climate or operational performance of the business and an adverse action or assessment by a regulator.

In accordance with ASC 350, Intangibles—Goodwill and Other, (“ASC 350”), the Company is required to review goodwill by reporting unit for impairment at least annually or more often if there are indicators of impairment present. The Company has determined its entire business represents one reporting unit. Historically, the Company has performed its annual impairment analysis during the fourth quarter of each year. The provisions of ASC 350 require that a two-step impairment test be performed for goodwill. In the first step, the Company compares the fair value of its reporting unit to which goodwill has been allocated to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is considered not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then the Company would record an impairment loss equal to the difference.

Due to the timing of the Sponsor Acquisition on December 22, 2011, and the absence of indicators or impairment through the year ended December 31, 2011, the Company recorded no impairment of goodwill for the 2011 successor period ended December 31, 2011. As of December 31, 2012 and 2013, the fair value of the Company’s reporting unit exceeded the carrying value of the reporting unit’s net assets by more than 600% and, therefore no impairment existed as of those dates.

Determining the fair value of a reporting unit, if applicable, requires the Company to make judgments and involves the use of significant estimates and assumptions. These estimates and assumptions relate to, among other things, revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. The Company bases its fair value estimates on assumptions it believes to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

The Company had goodwill of $936.7 million and $984.2 million as of December 31, 2012 and 2013, respectively, and no impairment charges have been recorded.

Long-Lived Assets

The Company’s long-lived assets consist primarily of intangible assets, including acquired subscriber relationships, trade names, intellectual property, developed technology, in-process research and development

(“IPR&D”). We also have long-lived tangible assets, primarily consisting of property and equipment. The majority of the Company’s intangibles are recorded in connection with its various business combinations, including the Sponsor Acquisition. The Company’s intangibles are recorded at fair value at the time of their acquisition. The Company amortizes intangibles over their estimated useful lives.

Determination of the estimated useful lives of the individual categories of intangible assets is based on the nature of the applicable intangible asset and the expected future cash flows to be derived from the intangible asset. Amortization of intangible assets with finite lives is recognized in accordance with their estimated projected cash flows.

The Company evaluates long-lived intangible and tangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indicators of impairment are present and undiscounted future cash flows are less than the carrying amount, the fair value of the assets is determined and compared to the carrying value. If the fair value is less than the carrying value, then the carrying value of the asset is reduced to the estimated fair value and an impairment loss is charged to expense in the period the impairment is identified. No such impairment losses have been identified in the Predecessor and Successor periods in 2011 and for the years ended December 31, 2012 and 2013.

Acquired In-Process Research and Development (IPR&D)

Acquired IPR&D represents the fair value assigned to research and development assets that the Company acquires that have not been completed at the date of acquisition. The acquired IPR&D is capitalized as an intangible asset and reviewed on a quarterly basis to determine future use. Any impairment loss of the acquired IPR&D is charged to expense in the period the impairment is identified. Upon commercialization, the acquired fair value of the IPR&D will be amortized over its estimated useful life. No such impairment losses have been identified in the Predecessor and Successor periods in 2011 and the years ended December 31, 2012 and 2013. During 2013 the Company completed its development process of in-process research and development it had acquired as of December 31, 2012 and the capitalized amount was reclassified to developed technology as of December 31, 2013 and is being amortized over the estimated useful life.

Deferred Financing Costs

Deferred financing costs comprise fees and costs incurred by the Company in connection with obtaining notes payable. Deferred financing costs are amortized over the term of the related debt agreement.

Revenue Recognition

The Company generates revenue from selling subscriptions for cloud-based products and services. The subscriptions are similar across all of the Company’s brands and are provided under contracts pursuant to which the Company has ongoing obligations to support the subscriber. These contracts are generally for service periods of up to 36 months and typically require payment in advance. The Company recognizes the associated revenue ratably over the service period, whether the associated revenue is derived from a direct subscriber or through a reseller. Deferred revenue represents the liability to subscribers for advance billings for services not yet provided and the fair value of the assumed liability outstanding for subscriber relationships purchased in an acquisition.

The Company sells domain name registrations that provide a subscriber with the exclusive use of a domain name. These domains are obtained either by one of the Company’s registrars on the subscriber’s behalf, or by the Company from third-party registrars on the subscriber’s behalf. Domain registration fees are non-refundable.

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

Revenue from the sale of non-term based applications and services, such as online security products and professional technical services, referral fees and commissions, is recognized when the product is purchased, the service is provided or the referral fee or commission is earned, respectively.

A substantial amount of the Company’s revenue is generated from transactions that are multiple-element services arrangements that may include hosting plans, domain name registrations, and cloud-based products and services.

The Company follows the provisions of the FASB, Accounting Standards Update (“ASU”) No. 2009-13, (“ASU 2009-13”), Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force and allocates revenue to each deliverable in a multiple- element service arrangement based on its respective relative selling price.

Under ASU 2009-13, to treat deliverables in a multiple-element service arrangement as separate units of accounting, the deliverables must have standalone value upon delivery. If the deliverables have standalone value upon delivery, the Company accounts for each deliverable separately. Hosting services, domain name registrations, cloud-based products and services have standalone value and are often sold separately.

When multiple deliverables included in a multiple-element service arrangement are separated into different units of accounting, the total transaction amount is allocated to the identified separate units based on a relative selling price hierarchy. The Company determines the relative selling price for a deliverable based on vendor specific objective evidence, (“VSOE”), of fair value, if available, or best estimate of selling price, (“BESP”), if VSOE is not available. The Company has determined that third-party evidence of selling price, (“TPE”), is not a practical alternative due to differences in its multi-brand offerings compared to competitors and the lack of availability of relevant third-party pricing information. The Company has not established VSOE for our offerings due to lack of pricing consistency, the introduction of new products, services and other factors. Accordingly, the Company generally allocates revenue to the deliverables in the arrangement based on the BESP. The Company determines BESP by considering its relative selling prices, competitive prices in the marketplace and management judgment; these selling prices, however, may vary depending upon the particular facts and circumstances related to each deliverable. The Company analyzes the selling prices used in its allocation of transaction amount, at a minimum, on a quarterly basis. Selling prices are analyzed on a more frequent basis if a significant change in our business necessitates a more timely analysis.

Direct Costs of Revenue

The Company’s direct costs of revenue include only those costs directly incurred in connection with the provision of its cloud-based products and services. The direct costs of registering domain names with registries are spread over the terms of the arrangement and the cost of reselling domains of other third-party registrars are expensed as incurred. Cost of revenue includes depreciation on data center equipment and support infrastructure and amortization expense related to the amortization of long-lived intangible assets.

Engineering and Development Costs

Engineering and development costs incurred in the development and maintenance of the Company’s technology infrastructure are expensed as incurred.

Sales and Marketing Costs

The Company engages in sales and marketing through various online marketing channels, which include affiliate and search marketing as well as online partnerships. The Company expenses sales and marketing costs as incurred. For the Predecessor and Successor periods in 2011 and the years ended December 31, 2012 and 2013, the Company’s sales and marketing costs were $54.9 million, $1.5 million, $83.1 million and $117.7 million, respectively.

Foreign Currency

The Company has sales in a number of foreign currencies. In 2013, the Company commenced operations in foreign locations which report in the local currency. The assets and liabilities of the Company’s foreign locations are translated into U.S. dollars at current exchange rates as of the balance sheet date, and revenues and expenses are translated at average monthly exchange rates. The resulting translation adjustments are recorded as a separate component of stockholders’ equity and have not been material. Foreign currency transaction gains and losses relate to the settlement of assets or liabilities in another currency.

Foreign currency transaction gains (losses) were not material during the Predecessor and Successor periods in 2011, and the year ended December 31, 2012. Foreign currency transaction losses were $1.2 million during the year ended December 31, 2013. These amounts are recorded in general and administrative expense.

Income Taxes

Income taxes are accounted for in accordance with ASC 740, Accounting for Income Taxes, (“ASC 740”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is more likely than not to be realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. There were no unrecognized tax benefits in the Predecessor and Successor Periods in 2011, and the years ended December 31, 2012 and 2013.

The Company records interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the Predecessor and Successor periods in 2011, and the years ended December 31, 2012 and 2013, the Company did not recognize any interest and penalties related to unrecognized tax benefits.

Stock-Based Compensation

The Company follows the provisions of ASC 718, Compensation—Stock Compensation (“ASC 718”), which requires employee stock-based payments to be accounted for under the fair value method. Under this method, the Company is required to record compensation cost based on the estimated fair value for stock-based awards granted over the requisite service periods for the individual awards, which generally equals the vesting periods. The Company uses the straight-line amortization method for recognizing stock-based compensation expense.

The Company estimates the fair value of employee stock options on the date of grant using the Black-Scholes option-pricing model, which requires the use of highly subjective estimates and assumptions. For restricted stock awards granted, the Company estimates the fair value of each restricted stock award based on the closing trading price of its common stock on the date of grant.

Net Loss per Share

The Company considered ASC 260-10, Earnings per Share, (ASC 260-10) which requires the presentation of both basic and diluted earnings per share in the Consolidated Statements of Operations. The Company’s basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period and, if there are dilutive securities, diluted income per share is computed by including common stock equivalents which includes shares issuable upon the exercise of stock options, net of shares assumed to have been purchased with the proceeds, using the treasury stock method. All share data retroactively reflect the shares of the Company’s common stock after giving effect to the 105,187.363-for-one stock split and the filing of the restated certificate of incorporation.

The Company’s potentially dilutive shares of common stock would be excluded from the diluted weighted-average number of shares of common stock outstanding as their inclusion in the computation would be anti-dilutive due to net losses. For the years ended December 31, 2011, 2012 and 2013, non-vested shares, stock options, restricted stock awards and restricted stock units amounting to zero, 8,108,177 and 8,822,924, respectively, were excluded from the denominator in the calculation of diluted earnings per share as their inclusion would have been anti-dilutive.

	Period from December 22 through December 31, 2011	Year Ended December 31, 2012	Year Ended December 31, 2013
	(in thousands, except share amount and per share data)
Computation of basic and diluted net loss per share:
Net loss attributable to Endurance International Group Holdings, Inc.	$(4,381)	$(139,298)	$(159,187)

Net loss per share attributable to Endurance International Group Holdings, Inc.:
Basic and diluted	$(0.05)	$(1.44)	$(1.55)

Weighted average number of shares of common stock used to compute net loss per share attributable to Endurance International Group Holdings, Inc.:
Basic and diluted	96,370,134	96,562,674	102,698,773

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

Through December 31, 2013, the Company had not experienced any losses related to these indemnification obligations and no claims with respect thereto were outstanding other than the Homestead claim as described above. The Company does not expect significant claims related to these indemnification obligations and consequently concluded that the fair value of these obligations is negligible and no related liabilities were established.

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (‘‘ASU 2013-02’’) to improve the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-02 requires an entity to report the effect of reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For accumulated other comprehensive income reclassification items that are not required under U.S. GAAP to be reclassified in their entirety into net income in the same reporting period, entities must provide a cross reference to other required U.S. GAAP disclosures that provide additional detail about those amounts. ASU 2013-02 became effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of ASU 2013-02 did not have any impact on the Company’s consolidated financial statements.

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

Reclassifications

In 2013, the Company has reclassified deferred consideration in the consolidated statements of cash flows from net cash used in investing activities to net cash provided by financing activities. Prior years have also been reclassified to conform to current year presentation.

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

Acquisitions—2011

During the Predecessor period in 2011, the Company made a payment of $5.4 million related to contingent consideration and transaction costs and recorded a $0.4 million adjustment to fair value in the Company’s consolidated statements of operations for acquisitions made prior to 2010.

Business Combinations—Dotster, Inc.

On July 22, 2011, EIG acquired Dotster, Inc. (“Dotster”), a privately-held leading provider of shared web hosting and domain name management. Under the terms of the stock purchase agreement, the Company acquired all of the outstanding common stock of Dotster for an aggregate purchase price of $62.9 million in cash, including $5.3 million subject to escrow of which the Company received back an aggregate amount of $2.5 million. The remaining cash balance in escrow of $2.8 million was paid to the seller during 2013. Transaction costs of $0.3 million were recorded as a general and administrative expense in the related consolidated statements of operations for the Predecessor period.

In connection with the acquisition of Dotster, EIG Investors issued 38,000 shares of series D preferred stock to investors in exchange for $38.0 million cash (see Note 9), and funded the remainder from existing cash resources and use of its revolving loan facility.

The Company accounted for the acquisition as a business combination using the purchase method of accounting. The Company allocated the purchase price to the tangible and identifiable intangible assets and liabilities assumed based on their estimated fair values. The excess of the purchase price over the aggregate fair value of identifiable assets and assumed liabilities was recorded as goodwill. The acquisition has carryover tax deductible goodwill.

Sponsor Acquisition

On December 22, 2011, the Company was acquired by Holdings by acquiring all of the outstanding preferred and common stock of EIG Investors and its subsidiary companies. In connection with the Sponsor Acquisition, Holdings issued 100% of its membership interests (which converted into 1,000 shares of the Company’s common stock as a result of the reorganization of Holdings into a Delaware partnership and subsequent conversion into a Delaware C-corporation, (see Note 1)) to WP Expedition Midco LLC (converted to WP Expedition Midco L.P.) (“Midco”) a wholly owned subsidiary of WP Expedition Topco LLC (converted to WP Expedition Topco L.P.) (“Topco”) and 150,000 shares of its series E preferred stock to an entity owned by Accel-KKR, the prior private equity sponsor, as a component of the purchase price of the Sponsor Acquisition. In addition, EIG Investors entered into a $350.0 million term loan facility (the “December 2011 Term Loan”), the proceeds of which were used to repay existing indebtedness (see Note 8).

The aggregate purchase price of $683.1 million, excluding $305.0 million of assumed indebtedness, consisted of $472.2 million in cash, issuance of 150,000 shares of series E preferred stock for $150.0 million, and a deemed capital contribution of $55.1 million from the ultimate parent company, Holdings, related to equity issued in Topco in lieu of cash proceeds to roll-over stockholders. In addition, the purchase consideration included deferred consideration of $5.7 million which was paid during 2012. Direct transaction expenses of $3.6 million were recorded as general and administrative expense in the related Successor period.

The Company accounted for the Sponsor Acquisition as a purchase using the purchase method of accounting for business combinations in accordance with ASC 805. The purchase price was pushed down to the Company’s consolidated financial statements in accordance with SEC Staff Accounting Bulletin Topic 5J (“New Basis of Accounting Required in Certain Circumstances”) as the majority stockholders of the ultimate parent company acquired approximately 89% of the class A units of the voting securities of Topco. When using the push-down basis of accounting, the acquired company’s separate financial statements reflect the new accounting basis recorded by the acquiring company. The Company’s consolidated financial statements reflect the equity at the Holdings level and accordingly do not reflect any non-controlling interest held by stockholders in Topco. The Company allocated the purchase price to the tangible and identifiable intangible assets and liabilities assumed based on their estimated fair values. The excess of the purchase price over the aggregate fair value of identifiable assets and assumed liabilities was recorded as goodwill.

The goodwill recorded as part of the Sponsor Acquisition is not deductible for U.S. federal income tax purposes.

The acquired intangible assets, all of which are being utilized, are composed of $167.0 million in developed technology, $177.1 million in subscriber relationships and $44.3 million in trade names. Developed technology has an estimated useful life of ten years. Subscriber relationships and trade names have estimated useful lives of ten years and 15 years, respectively.

Acquisitions—2012

Business Combination—HostGator.com LLC

On July 13, 2012, the Company acquired all of the membership units of HostGator, a privately-held leading provider of shared, VPS and dedicated web hosting services to small and medium sized businesses. The aggregate purchase price was $299.8 million, of which $227.3 million was paid in cash at the closing. Transaction expenses of $2.4 million were recorded as general and administrative expense. Under the terms of the purchase agreement (the “HostGator Agreement”), the purchase consideration was subject to a working capital adjustment, which resulted in an additional $0.8 million that was paid by the Company in January 2013. The Company has filed a 338(h)(10) election which allows for goodwill and intangible assets recorded as part of the acquisition to be deductible for U.S. federal income tax purposes. Under the terms of the HostGator agreement, the Company agreed to compensate the seller for incremental taxes arising from the filing of the election and recorded $0.8 million as due and payable by the Company at December 31, 2012, which resulted in a corresponding increase to the purchase price. This amount was paid in April 2013.

The Company was also obligated to pay additional purchase consideration of $73.6 million in two installments of $49.4 million and $24.2 million, due 12 and 18 months from the acquisition date, respectively. Of this additional purchase consideration, the net present value of future cash consideration payments consisting of $47.9 million and $23.0 million, were included in the aggregate purchase price while the remaining $2.7 million was accreted at the rate of $1.2 million and $1.6 million, in each of the years ended December 31, 2012 and 2013, respectively, in interest expense. During 2013, the Company paid $49.4 million of deferred consideration resulting in a deferred amount payable of $24.2 million at December 31, 2013. This was fully paid in January

2014. Under the terms of the HostGator Agreement, the Company was also obligated to pay amounts deemed to be future compensation for certain employees in the amounts of $2.9 million and $2.0 million, also due 12 and 18 months from the acquisition date, respectively. These future compensation amounts were accrued to compensation expense over the service term and the unpaid amounts were recorded as other liability in the Company’s consolidated balance sheet as of December 31, 2012 and 2013. As of December 31, 2013, the Company has paid $2.9 million as compensation expense for certain employees.

The Company accounted for the HostGator acquisition as a business combination using the purchase method of accounting. The Company allocated the preliminary purchase price to the tangible and identifiable intangible assets and liabilities assumed based on their estimated fair values. Developed technology has an estimated useful life of ten years and subscriber relationships and trade names have estimated useful lives of 20 years and ten years, respectively. The excess of the purchase price over the fair value of the identifiable assets and assumed liabilities was recorded as goodwill.

The following table summarizes the preliminary purchase price allocation on the acquisition date and the estimated fair values of goodwill, intangible assets and tangible assets acquired and liabilities assumed (in thousands):

Cash	$593
Accounts receivable	512
Prepaid expenses and other current assets	2,762
Property and equipment	315
Intangible assets	116,060
Investment	10,000
Deferred tax asset	2,067
Goodwill	189,296

Total assets acquired	321,605

Accounts payable	147
Accrued expenses	5,102
Deferred revenue	16,558

Total liabilities assumed	21,807

Net assets acquired	$299,798

The acquired intangible assets, all of which are being utilized, are comprised of $1.6 million in developed technology, $16.9 million in trade names and $97.6 million in subscriber relationships.

Homestead Technologies, Inc.

On September 17, 2012, the Company acquired the assets and assumed certain liabilities in connection with the acquisition of Homestead Technologies, Inc. (“Homestead”). Homestead offers website and online store design software which enables individual and business subscribers to build their websites and online stores. The aggregate purchase price was $61.5 million in cash, consisting of $60.4 million paid at the closing and a working capital adjustment of $1.1 million paid in December 2012. Transaction expenses of $1.5 million were recorded as a general and administrative expense.

The Company accounted for the acquisition as a business combination using the purchase method of accounting. The Company allocated the purchase price to the tangible and identifiable intangible assets and liabilities assumed based on their estimated fair values. Developed technology has an estimated useful life of five years and subscriber relationships and trade names both have estimated useful lives of ten years. IPR&D has been recorded at fair value and is recognized as an indefinite-lived intangible asset until completion or abandonment of the associated research and development efforts. The excess of the purchase price over the fair value of the identifiable assets and assumed liabilities was recorded as goodwill.

The following table summarizes the Homestead purchase price allocation on the acquisition date and the estimated fair values of goodwill, intangible assets and tangible assets acquired and liabilities assumed (in thousands):

Accounts receivable	$1,575
Prepaid expenses and other assets	399
Property and equipment	1,287
Intangible assets	58,240
Goodwill	22,063

Total assets acquired	83,564

Accounts payable	2,178
Reserves for refunds and chargebacks	30
Deferred tax liability	17,558
Deferred revenue	2,337

Total liabilities assumed	22,103

Net assets acquired	$61,461

The acquired intangible assets, all of which are being utilized, are composed of $7.7 million in developed technology, $7.6 million in trade names, $41.6 million in subscriber relationships and $1.3 million for IPR&D. Goodwill related to the acquisition is not tax deductible.

Other Acquisitions—2012

During the year ended December 31, 2012, the Company made three smaller acquisitions. The aggregate purchase price of $13.5 million was allocated primarily to long-lived intangible assets of $7.8 million, goodwill of $6.5 million, deferred tax asset of $0.5 million, offset by deferred revenue of $1.3 million.

For the period ended December 31, 2012, $75.6 million of revenue from the Company’s 2012 acquisitions was included in the Company’s consolidated statements of operations for the year ended December 31, 2012.

The Company has omitted earnings information related to its acquisitions as it does not separately track earnings from each of its acquisitions that would provide meaningful disclosure. The Company considers it to be impracticable to compile such information on an acquisition-by-acquisition basis since activities of integration and use of shared costs and services across the Company’s business are not allocated to each acquisition and are not managed to provide separate identifiable earnings from the dates of acquisition.

Under the terms of the asset acquisition purchase agreements, installment payments are payable upon the resolution of certain contingencies. An aggregate amount of $1.8 million of deferred and earn-out payments were paid during 2013. The balance of earn-out payments as of December 31, 2013 was $1.7 million after recording a net increase in deferred and earn-out payments of $0.1 million. Goodwill in the amount of $0.1 million recorded as part of one of the other acquisitions is deductible for U.S. federal income tax purposes.

Acquisitions—2013

During the year ended December 31, 2013, the Company made three other small acquisitions. Under the terms of the purchase agreements, the Company acquired all of the outstanding shares of each entity for an aggregate purchase price of $5.4 million in cash plus deferred consideration payable of $5.5 million. The

Company had estimated the fair value of the contingent deferred consideration of one acquisition to be $2.7 million and had recorded the liability in the Company’s consolidated balance sheet as of September 30, 2013. The Company’s initial public offering in October 2013 resulted in the Company determining that the contingent consideration was payable in an amount of $2.0 million and made this full and final payment during the three months ended December 31, 2013. The balance of the estimated earn-out payment of $0.7 million was written-down and recorded as an increase in current earnings in general and administrative expense in the consolidated statements of operations. The deferred consideration of $2.8 million for the other acquisition is payable after four years and is recorded as a long term liability at December 31, 2013. The purchase price of these acquisitions was preliminarily allocated to long-lived intangible assets of $2.0 million and goodwill of $8.9 million.

During the second quarter of 2013, the Company made an initial investment of $8.8 million to acquire a 17.5% interest in a privately-held company based in the United Kingdom. The agreement provided for the acquisition of additional equity interests from the shareholders of the non-controlling interest (“NCI”). In particular, it provided for a call option allowing the Company to acquire an additional equity interest during pre-specified call periods and a put option (only if the call option is exercised), for the then non-controlling interest (“NCI”) shareholders to put the remaining equity interest to the Company within pre-specified put periods, provided that the call option had been exercised during the appropriate call periods. In the fourth quarter of 2013, the Company exercised the call option in full for an additional $22.2 million in cash to acquire a controlling interest in the privately held Company.

Under the put option, the NCI shareholders can put their shares to the Company at a price calculated at the time of the exercise of the put option, subject to a minimum of $24.0 million. As the NCI is subject to a put option that is outside the control of the Company, it is deemed redeemable non-controlling interest and not recorded in permanent equity, and is being presented as mezzanine redeemable non-controlling interest on the consolidated balance sheet, and is subject to the SEC guidance under ASC 480-10-S99, Accounting for Redeemable Equity Securities.

Upon the exercise of the call option, the Company estimated the fair value of the assets and liabilities in accordance with the guidance for business combinations, and estimated that the value of the redeemable non-controlling interest on December 11, 2013 was $20.6 million. The difference between the initial fair value of the redeemable non-controlling interest and the value expected to be paid upon exercise of the put option is being accreted over the period commencing December 11, 2013, and up to the end of the first put option period, which commences on the eighteen month anniversary of the acquisition date. Adjustments to the carrying amount of the redeemable non-controlling interest are charged to additional paid-in capital.

Non-controlling interest arising from the application of the consolidation rules is classified within the total stockholders’ equity with any adjustments charged to net loss attributable to non-controlling interest in a consolidated subsidiary in the consolidated statement of operations.

The estimated purchase price of $31.0 million and minority interest of $20.6 million was allocated on a preliminary basis primarily to goodwill of $37.7 million, long-lived intangible assets of $28.5 million and property and equipment of $0.3 million, which were offset by $9.3 million of deferred revenue, other liabilities of $2.6 million, deferred tax liabilities of $1.9 million and negative net working capital of $1.1 million. Goodwill allocated to the acquisition is not tax deductible.

For the period ended December 31, 2013, $7.8 million of revenue from the Company’s 2013 acquisitions was included in the Company’s consolidated statements of operations for the year ended December 31, 2013.

The Company has omitted earnings information related to its acquisitions as it does not separately track earnings from each of its acquisitions that would provide meaningful disclosure. The Company considers it to be impracticable to compile such information on an acquisition-by-acquisition basis since activities of integration and use of shared costs and services across the Company’s business are not allocated to each acquisition and are not managed to provide separate identifiable earnings from the dates of acquisition.

Pro forma Disclosure

The following table includes selected unaudited pro forma financial information from the HostGator and Homestead business combinations in 2012, as if the acquisition of these entities had occurred on January 1, 2012. The Company has omitted pro forma disclosures related to its other less significant acquisitions completed during 2012 and 2013 as the pro forma effect of including the results of these acquisitions since the beginning of 2012 and 2013 would not be materially different than the actual results reported.

The pro forma results include amounts derived from the historical financial results of the acquired businesses for the period presented and are not necessarily indicative of the results that would have occurred had the acquisitions been consummated on January 1, 2012. There was no pro forma impact on the results of operations for 2013, as the HostGator and Homestead acquisitions closed prior to January 1, 2013.

Pro forma For the Year Ended December 31, 2012
Revenues	$415,209
Net loss attributable to common stockholders	$(125,021)
Net loss per share attributable to common stockholders basic and diluted	$(1.29)

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

As of December 31, 2012, the Company’s only financial asset or liability required to be measured on a recurring basis is the accrued earn-out consideration payable in connection with the 2012 acquisition of Mojoness Inc. (“Mojo”), through which the Company acquired technology that creates new opportunities for the Company to engage with its subscribers through an application store.

As of December 31, 2013, the Company’s only financial assets or liabilities required to be measured on a recurring basis is the accrued earn-out consideration payable in connection with the acquisitions of Mojo. The Company has classified its liabilities for contingent earn-out consideration related to the acquisitions of Mojo within Level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which included probability weighted cash flows. The Company recorded a $0.3 million change in fair value of the earn-out consideration related to Mojo as of December 31, 2013 in the Company’s general and administrative expense in the consolidated statement of operations and comprehensive income. The earn-out consideration in the table below is included in total deferred consideration in the Company’s consolidated balance sheets.

Basis of Fair Value Measurements

	Balance	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Balance at December 31, 2012:
Financial liabilities:
Contingent earn-out consideration	$1,383	—	—	$1,383

Total financial liabilities	$1,383	—	—	$1,383

Balance at December 31, 2013:
Financial liabilities:
Contingent earn-out consideration	$1,655	—	—	$1,655

Total financial liabilities	$1,655	—	—	$1,655

5. Property and Equipment

Components of property and equipment consisted of the following (in thousands):

	Year Ended December 31,
	2012	2013
Software	$937	$4,503
Computers and office equipment	33,314	59,201
Furniture and fixtures	1,570	3,715
Leasehold improvements	4,692	6,033
Construction in process	748	1,392

Property and equipment—at cost	41,261	74,884
Less accumulated depreciation	(6,657)	(25,129)

Property and equipment—net	$34,604	$49,715

Depreciation expense related to property and equipment for the Predecessor and Successor periods in 2011, and the years ended December 31, 2012 and 2013, was $3.5 million, $0.1 million, $6.9 million and $18.6 million, respectively.

6. Goodwill and Other Intangible Assets

The following table summarizes the changes in the Company’s goodwill balances as of December 31, 2012 and 2013 (in thousands):

Goodwill balance at January 1, 2012	$713,896
Goodwill related to 2012 acquisitions	217,817
Purchase price adjustments for acquisition of the Company	5,033

Goodwill balance at December 31, 2012	$936,746
Goodwill related to 2012 acquisition	844
Goodwill related to 2013 acquisition	46,617

Goodwill balance at December 31, 2013	$984,207

The Company has not recorded any impairment charges related to goodwill. During 2012, the Company identified certain intangibles and other items recorded with the Sponsor Acquisition with different book and tax basis. Accordingly, the Company recorded net deferred tax liabilities with a corresponding increase to goodwill.

In accordance with ASC 350, the Company reviews goodwill and other indefinite-lived intangible assets for indicators of impairment on an annual basis and between tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount. In the three months ended December 31, 2013, the Company completed its annual impairment test of goodwill and other indefinite-lived intangible assets and determined that there were no indicators of impairment.

At December 31, 2012, other intangible assets consisted of the following (dollars in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
Other intangible assets:
Developed technology	$176,360	$17,490	$158,870	10 years
Subscriber relationships	321,469	62,852	258,617	13 years
Trade-names	68,990	9,407	59,583	13 years
Intellectual property	2,280	—	2,280	5 years
IPR&D	1,340	—	1,340	—

Total December 31, 2012	$570,439	$89,749	$480,690

At December 31, 2013, other intangible assets consisted of the following (dollars in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
Other Intangible assets:
Developed technology	$183,201	$36,195	$147,006	10 years
Subscriber relationships	346,506	138,297	208,209	13 years
Trade-names	69,202	20,633	48,569	13 years
Intellectual property	2,820	464	2,356	8 years
IPR&D	—	—	—	—

Total December 31, 2013	$601,729	$195,589	$406,140

The estimated useful lives of the individual categories of other intangible assets are based on the nature of the applicable intangible asset and the expected future cash flows to be derived from the intangible asset. Amortization of intangible assets with finite lives is recognized over the period of time the assets are expected to contribute to future cash flows. The Company amortizes finite-lived intangible assets over the period in which the economic benefits are expected to be realized based upon their estimated projected cash flows. During the year ended December 31, 2013 the Company completed its development process of in-process research and development it had acquired as of December 31, 2012 and the capitalized amount was reclassified to developed technology as of December 31, 2013 and is being amortized over the estimated useful life.

The Company’s amortization expense is included in cost of revenue in the aggregate amounts of $50.4 million, $1.7 million, $88.1 million and $105.8 million, for the Predecessor and Successor periods in 2011 and the years ended December 31, 2012 and 2013, respectively.

At December 31, 2013, the expected future amortization of the other intangible assets, was approximately as follows (dollars in thousands):

Year Ending December 31,	Amount
2014	$92,000
2015	71,000
2016	57,000
2017	46,000
2018	37,000
Thereafter	103,000

Total	$406,000

7. Investments

In connection with the acquisition of HostGator, the Company assumed a 50% interest in another privately-held company, with a fair value of $10.0 million. On October 31, 2013, the Company sold 10% of its ownership interest in this privately-held Company and recorded a $1.5 million note receivable from the buyer and decreased its investment by $1.5 million. The Company evaluated its remaining 40% ownership interest in this privately-held company and recognized a $2.6 million impairment on the remaining investment, which is recorded in equity loss of unconsolidated entities, net of tax, in the Company’s consolidated statement of operations and comprehensive loss.

On June 6, 2013, the Company made an initial investment of $8.8 million to acquire a 17.5% interest in a company based in the United Kingdom, which provides online desktop backup services. The agreement also provided for the acquisition of additional equity interests which the Company exercised on December 11, 2013, (for more detail see Note 3 to the consolidated financial statements).

Investments in which the Company’s interest is less than 20% and which are not classified as available-for-sale securities are carried at the lower of cost or net realizable value unless it is determined that the Company exercises significant influence over the investee company, in which case the equity method of accounting is used. For those investments in which the Company’s voting interest is between 20% and 50%, the equity method of accounting is used. Under this method, the investment balance, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee company, as they occur, limited to the extent of the Company’s investment in, advances to and commitments for the investee. These adjustments are reflected in equity loss (income) of unconsolidated entities, net of tax. The Company recognized net income of $0.5 million for the year ended December 31, 2013 related to its investments.

As of December 31, 2012 and December 31, 2013, the Company’s carrying value of investments in privately-held companies, which does not include the Company’s controlling interest was $10.2 million and $6.5 million, respectively.

From time to time, the Company may make new and follow-on investments and may receive distributions from investee companies. As of December 31, 2013, the Company was not obligated to fund any follow-on investments in these investee companies.

As of December 31, 2012 and December 31, 2013, the Company did not have an equity method investment in which the Company’s proportionate share exceeded 10% of the Company’s consolidated assets or income from continuing operations.

8. Notes Payable

During 2012 and 2013, in connection with a number of transactions, EIG Investors entered into a series of amendments to its December 2011 Term Loan as described below. At December 31, 2012, notes payable consisted of first and second lien term loan facilities with an aggregate principal amount outstanding of $1,115.0, million which bore interest at LIBOR-based rates of 6.25% and 10.25%, respectively, and a bank revolver loan of $15.0 million, which bore interest at a LIBOR-based rate of 7.75%. At December 31, 2013, notes payable consisted of a first lien term loan facility with a principal amount outstanding of $1,047.4 million, which bore interest at a LIBOR-based rate of 5.00%.

December 22, 2011

On December 22, 2011, the Company entered into the December 2011 Term Loan for an initial total commitment of $385.0 million, consisting of a term loan in the original principal amount of $350.0 million and a revolving credit commitment (“Revolver”) in an aggregate principal not to exceed $35.0 million. At that date the Company had an outstanding term loan of $305.0 million which was repaid in full.

The loans automatically bore interest at the bank’s reference rate unless the Company provided notice to opt for LIBOR rate loans. The interest rate for a reference rate loan was 5.25% per annum plus the greater of the Prime Rate, the Federal Funds Effective Rate plus half of one percent, an Adjusted LIBOR rate or 2.5%. The interest rate for a LIBOR loan was 6.25% plus the greater of the LIBOR rate or 1.5%.

The closing fees plus certain other finance costs related to the issuance of the term loan (“deferred financing fees”) totaling $21.4 million were deferred and were amortized over the 6 year term of the term loan. Amortization of $0.1 million was included in interest expense in the consolidated statements of operations for the successor period.

January 2012 to November 8, 2012

On April 20, 2012, the Company entered into a new six-year term loan (the “April 2012 Term Loan”) for $535.0 million and an increase in the revolving credit commitment (“Revolver”) by $20.0 million to $55.0 million. The previously outstanding term loan balance of $349.1 million was repaid in full. The Company concluded that the April 2012 Term Loan was a debt modification in accordance with ASC 470-50, Debt—Modifications and Extinguishments (“ASC 470-50”), and as such all third-party costs incurred to modify the debt of $0.6 million were expensed. Additional financing related costs of $9.2 million were incurred and were recorded as deferred financing costs with an amortization period of six years.

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

Debt Refinancing—November 9, 2012

On November 9, 2012, the Company entered into the November Financing Amendment (“November 2012 Financing Amendment”) for a new First Lien term loan in the original principal amount of $800.0 million

(“November 2012 First Lien”), a revolver in aggregate principal amount not to exceed $85.0 million (“November 2012 Revolver”) and a new Second Lien credit agreement (“November 2012 Second Lien”), for an original principal amount of $315.0 million.

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

Under the November 2012 First Lien and November 2012 Second Lien, the term loans would have mature on November 9, 2019 and May 9, 2020, respectively, and the November 2012 Revolver matures on December 22, 2016. Commencing on March 28, 2013, the November 2012 First Lien had a mandatory repayment of $2.0 million at the end of each quarter.

The loans automatically bore interest at the bank’s reference rate unless the Company gave notice to opt for LIBOR-based interest rate loans. For the November 2012 First Lien, the interest rate for a reference rate loan was reduced to 4.00% per annum plus the greater of the prime rate, the federal funds effective rate plus 0.50%, an Adjusted LIBOR rate or 2.25%. The interest rate for a LIBOR based loan was 5.00% plus the greater of the LIBOR rate or 1.25%. For the November 2012 Second Lien, the interest rate for a LIBOR-based loan was 9.00% plus the greater of the LIBOR rate or 1.25%. The interest on reference rate loans was payable at the end of a quarter and the interest on the LIBOR-based interest rate loans on the maturity date of each LIBOR loan. The interest rate for an Alternate Base Rate (“ABR”) Revolver loan is 5.25% per annum plus the greater of the prime rate, the federal funds effective rate plus 0.50%, an adjusted LIBOR rate or 2.25%. The interest rate for a LIBOR based Revolver loan is 6.25% per annum plus the greater of the LIBOR rate or 1.50%. The November 2012 First Lien also had a non-refundable fee, equal to 0.50% of the daily unused principal amount of the November 2012 Revolver payable in arrears on the last day of each fiscal quarter, commencing on December 31, 2012.

During the year ended December 31, 2012, the Company made mandatory repayments on term loan facilities in an aggregate amount of $2.7 million. For the year ended December 31, 2012, amortization of deferred financing costs of $4.6 million, respectively, was included in interest expense in the consolidated statements of operations.

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

Amortization of $0.3 million was included in interest expense for the year ended December 31, 2013, related to deferred financing costs from the November 2012 Financing Amendment and the August 2013 First Lien.

In connection with the August 2013 First Lien, the interest rates for the term loan and the November 2012 Revolver remained the same as under the November 2012 First Lien.

Debt Refinancing—November 25, 2013

In November 2013, following its initial public offering, the Company repaid in full its November 2012 Second Lien of $315.0 million and increased the First Lien term loan facility by $166.2 million to $1,050.0 million, thereby reducing its overall indebtedness by $148.8 million. The Company also increased the November 2012 Revolver by $40.0 million to $125.0 million, all of which was available for borrowing.

The Company concluded that the November 2013 Financing Agreement was a debt extinguishment in accordance with ASC 470-50, which requires the term loans be recorded at fair value. The November 2013 Financing Agreement modified the August 2013 First Lien. At the time of the November 2013 Financing Agreement, the August 2013 First Lien, and the Second Lien facility had balances of $883.8 million and $315.0 million, respectively. The term loan has been recorded at face value which equaled fair value, and as such, all expenses paid to and on behalf of the lender were expensed. Third-party financing related costs of $0.4 million were incurred and recorded as deferred financing costs with an amortization period based on the remaining term of the loan.

Effective November 25, 2013, the interest rate for a LIBOR based interest loan has been reduced to 4.00% plus the greater of the LIBOR rate or 1.00% from 5.00% plus the greater of the LIBOR rate or 1.25%. Interest is payable at the end of each quarter from the date of the refinancing, except for interest accrued on the mandatory repayment, which is due at the end of each calendar quarter.

Commencing on December 31, 2013, the new first lien facility has a mandatory repayment of approximately $2.6 million at the end of each quarter. There was no change to the maturity dates of the First Lien facility and Revolver, which mature on November 9, 2019 and December 22, 2016, respectively.

At December 31, 2012 and 2013, notes payable consisted of the following (dollars in thousands):

	December 31, 2012	December 31, 2013
LIBOR First Lien term loan	$800,000	$1,047,375
LIBOR Second Lien term loan	315,000	—
LIBOR Revolver loan	15,000	—

	$1,130,000	$1,047,375

The maturity of the notes payable at December 31, 2013 is as follows (dollars in thousands):

Amount
2014	$10,500
2015	10,500
2016	10,500
2017	10,500
2018	10,500
2019	994,875

Total	$1,047,375

Interest

The Company recorded $24.4 million, $0.8 million, $53.0 million and $85.7 million in interest expense and service fees for the Predecessor and Successor periods in 2011 and the years ended December 31, 2012 and 2013, respectively. For the years ended December 31, 2012 and 2013, interest expense included $1.2 million and $1.7 million, respectively, related to the accretion of present value for the deferred consideration and deferred bonus payments related to the HostGator acquisition.

As of December 31, 2012, the interest rates on the LIBOR-based First Lien, Second Lien and Revolver loans were 6.25%, 10.25% and 7.75%, respectively. As of December 31, 2013, the interest rate on the LIBOR-based First Lien loan was 5.00%.

The following table provides a summary of interest rates and interest expense for the Predecessor and Successor Periods in 2011, and the years ended December 31, 2012 and 2013, (dollars in thousands):

	Period from January 1, 2011 through December 21, 2011	Period from December 21, 2011 through December 31, 2011	Year Ended December 31, 2012	Year Ended December 31, 2013
Interest rate—LIBOR	8.00%-11.25%	7.75%	6.25%-11.00%	5.00%-10.25%
Interest rate—reference	8.75% to 12.25%	8.50%	7.75% to 11.00%	6.25%-10.25%
Non-refundable fee—unused facility	0.50%	0.50%	0.50%	0.50%
Interest expense and service fees	$24,435	$757	$52,995	$85,655
Amortization of deferred financing fees	$23,781	$98	$4,466	$260
Amortization of net present value of deferred consideration	$—	$—	$1,093	$1,701
Loss on extinguishment of term loans	$—	$—	$67,611	$10,833

The November 2013 Financing Amendment contained certain restrictive financial covenants, including a net leverage ratio, restrictions on the payment of dividends, as well as reporting requirements. Additionally, the November 2013 Financing Amendment contained certain negative covenants and defined certain events of default, including a change of control and non-payment of principal and interest, among others, which could result in amounts becoming payable prior to their maturity dates. The Company was in compliance with all covenants at December 31, 2012 and 2013.

Substantially all of the Company’s assets are pledged as collateral for the outstanding loan commitments with the exception of certain excluded equity interests and the exception of certain restricted cash balances and bank deposits permitted under the terms of the Financing Agreement.

9. Stockholders’ Equity

Preferred Stock

The Company has 5,000,000 shares of authorized preferred stock, par value $0.0001. There are no preferred shares issued or outstanding as of December 31, 2013.

Common Stock

The Company has 500,000,000 shares of authorized common stock, par value $0.0001. On December 22, 2011, in connection with the Sponsor Acquisition, 105,187,363 shares of common stock were issued for an aggregate amount of $507.4 million, net of issuance costs, consisting of cash of $452.3 million and a deemed capital contribution of $55.1 million.

Voting Rights

All holders of common stock are entitled to one vote per share.

Initial Public Offering—October 2013

As disclosed in Note 1, the Company completed its initial public offering in October 2013. The following table provides a summary of the Company’s outstanding shares of common stock as of December 31, 2013:

Outstanding Shares
Common shares issued—prior to initial public offering	103,695,318
Common shares issued at initial public offering	21,049,004
Restricted stock awards granted as vested at initial public offering	22,222

Shares of common stock outstanding at December 31, 2013	124,766,544

Restricted shares are not considered outstanding until they are vested.

Successor period—(December 22, 2011—April 20, 2012)

Series E Preferred Stock

The Company had 150,000 authorized shares of series E preferred stock, par value $0.01 (“Series E”).

Dividends

Holders of the Series E were entitled to receive dividends, when, as and if dividends were declared by the board of the Company and would have accumulated, whether or not dividends were declared. The Series E were issued on December 22, 2011 and accrued a cumulative dividend at the rate of 12% per annum, based on a 360-day year consisting of twelve 30-day months, compounded on the last day of each calendar quarter beginning December 31, 2012.

Redemption

The Series E was redeemable in whole or in part by the Company at a price equal to the Liquidation Preference amount of $1,000 per share, plus accrued dividend amounts at the date of redemption. On April 20, 2012, in connection with the financing from the April 2012 Term Loan, the Company redeemed all of the outstanding shares of Series E for $150.0 million plus accrued dividends of $6.0 million.

Predecessor Period (January 1, 2011—December 21, 2011)

On January 1, 2011, EIG Investors had authorized stock of 275,000 shares of preferred stock (par value $0.01) consisting of 75,000 shares of series A preferred stock (“Series A”), 75,000 shares of series B preferred stock (“Series B”), 75,000 shares of series C preferred stock (“Series C”), 50,000 undesignated and 2,500 shares of common stock, par value $0.01. In July 2011, an amendment to the Certificate of Incorporation authorized 75,000 additional shares of series D preferred stock (“Series D”). In connection with the acquisition of Dotster (see Note 3), 38,000 shares of Series D were issued to investors in exchange for cash.

December 21, 2011 represented the last day prior to the Sponsor Acquisition.

Dividends

The Series A accrued dividends at the rate of 25% per annum, compounded on the last day of each calendar quarter. The Series C and Series D accrued dividends at the rate of 25% per annum, compounded on the last day of each calendar year. The Series B was not entitled to any dividend.

Redemption

In October 2011, the Company fully redeemed the Series C and the Series D plus the accrued dividends for a total of $65.8 million. At any time, the majority holders of the Prior Parent could require the holders of the Series A to exchange their shares for the same number of class A units in the Prior Parent. Accordingly, on December 13, 2011, the outstanding balance of 5,998,500 shares of Series A was exchanged.

In 2009, the board of the Prior Parent resolved that upon a sale of the Company a discretionary bonus pool shall be established for certain employees of the Company and that the amount, distribution and participants would be determined by the board at the time of sale. Accordingly, on November 1, 2011, the board approved the allocation of certain profits interests resulting from the proposed merger and sale of the Company. An amount of $5.0 million was recorded in general and administrative expense in the Predecessor period in 2011.

10. Stock-Based Compensation

The Company follows the provisions of ASC 718, which requires the measurement and recognition of all stock-based payment awards (“stock-based awards”) made to employees, non-employee directors and consultants.

The Company recognizes stock-based compensation expense for stock-based awards based on the grant date fair value of the awards on a straight-line basis over the requisite service period for those stock-based awards subject to time vesting and when it was probable a performance target would be met for those stock-based awards with vesting that is subject to the achievement of performance targets.

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

Given the absence of an active trading market for the Company’s common stock prior to the completion of its initial public offering, the fair value of the equity interests underlying stock-based awards was determined by the Company’s management. In doing so, valuation analyses were prepared in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, and were used by the Company’s management to assist in determining the fair value of the equity interests underlying its stock-based awards. Each equity interest was granted with a “threshold amount” meaning that the recipient of an equity security only participated to the extent that the Company appreciated in value from and after the date of grant of the equity interest (with the value of the entity as of the grant date being the “threshold amount”). The assumptions used in the valuation models were based on future expectations combined with management’s judgment. In the absence of a public trading market, the Company’s management exercised significant judgment and considered numerous objective and subjective factors to determine the fair value of the stock-based awards as of the date of each award. These factors included:

•	contemporaneous or retrospective valuations for the Company and its securities;

•	the rights, preferences, and privileges of the stock-based awards relative to each other as well as to the existing shareholders;

•	lack of marketability of the Company’s equity securities;

•	historical operating and financial performance;

•	the Company’s stage of development;

•	current business conditions and projections;

•	hiring of key personnel and the experience of the Company’s management team;

•	risks inherent to the development of the Company’s products and services and delivery of its solutions;

•	trends and developments in the Company’s industry;

•	the threshold amount for the stock-based awards and the values at which the stock-based awards would vest;

•	the market performance of comparable publicly traded companies;

•	likelihood of achieving a liquidity event, such as an initial public offering or a merger or acquisition of the Company given prevailing market conditions; and

•	U.S. and global economic and capital market conditions.

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

The Company recognized stock-based compensation expense of approximately $1.4 million for the shares of common stock issued in respect of the performance-based stock awards that vested at closing of its initial public offering and $2.4 million for the acceleration of vesting for a portion of the shares of common stock issued in respect of previously unvested time-based stock awards.

Total stock-based compensation expense recognized for the time-based vesting stock awards was $2.3 million and $6.5 million for the years ended December 31, 2012 and 2013, respectively. No compensation expense was recognized for the year ended December 31, 2012 for the performance-based stock awards, since in the opinion of management, it was not then probable that any of the performance targets necessary for the performance-based stock awards to vest would have been met prior to their expiration. Total stock-based compensation expense recognized for the performance-based stock awards was $1.4 million for the year ended December 31, 2013, since the performance targets necessary for the performance-based stock awards were met prior to their expiration. The Company will recognize a recovery of expense if the actual forfeiture rate for the time-based stock awards is higher than estimated.

The following tables present a summary of the stock-based awards activity for the years ended December 31, 2012 and 2013 for time-based vesting stock awards and performance-based vesting stock awards that were granted prior to the Company’s initial public offering (dollars in thousands):

Time-Based Vesting Stock Awards(1)
Granted	5,086,728
Forfeitures	(10,762)
Vested	(375,879)

Non-Vested at December 31, 2012	4,700,087

Granted	166,839
Forfeitures	(17,837)
Vested	(4,120,756)

Non-Vested at December 31, 2013	728,333

Performance-Based Vesting Stock Awards(1)
Granted	3,418,853
Forfeitures	(10,762)
Vested	—

Non-Vested at December 31, 2012	3,408,091

Granted	166,839
Forfeitures	(17,916)
Vested	(2,828,681)

Non-Vested at December 31, 2013	728,333

(1)	The aggregate intrinsic value of restricted stock awards is calculated as the fair value of the common stock on December 31, 2013 of $14.18 per share.

In connection with the initial public offering the Company granted restricted stock units under the prior equity plan. The following table provides a summary of the restricted stock units that were granted in connection with the initial public offering under this plan and the non-vested balance as of December 31, 2013(dollars in thousands except exercise price):

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Granted	531,719	$12.00
Forfeitures	—	—
Vested and unissued	(243,705)	$12.00

Non-vested at December 31, 2013	288,014	$12.00

As of December 31, 2013, there was $1.0 million of unrecognized compensation expense with respect to the time-based stock awards that were expected to be recognized over a weighted average period of 2.3 years. As of December 31, 2013, there was unrecognized compensation expense of $0.3 million with respect to the non-vested performance-based stock awards that were expected to be recognized over a weighted average period of 2.2 years. As of December 31, 2013, there was $3.5 million of unrecognized compensation expense with respect to the restricted stock units that were expected to be recognized over a weighted average period of 2.2 years.

2013 Stock Incentive Plan

The 2013 Stock Incentive Plan (the “2013 Plan”) became effective upon the closing of our initial public offering. The 2013 Plan of the Company provides for the grant of options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to employees, officers, directors, consultants and advisors of the Company.

Under the 2013 Plan, the Company may issue up to 18,000,000 shares of the Company’s common stock. At December 31, 2013, 11,161,556 shares were available for grant under the Plan.

At December 31, 2013, the Company has reserved the following shares of common stock for future issuance:

As of December 31, 2013
Common stock options granted and outstanding	5,619,671
Restricted stock unit awards granted and unissued	481,623
Shares available for future grant under the 2013 stock incentive plan	11,161,556

Total shares of authorized common stock reserved for future issuance	17,262,850

Restricted stock awards granted and issued	737,150

Total shares authorized to be issued under 2013 Stock Incentive Plan	18,000,000

In connection with the initial public offering the Company granted stock option awards, restricted stock-based awards and restricted stock units under its 2013 Stock Incentive Plan. The following table provides a summary of the Company’s non-vested common stock at the date of the initial public offering and new stock-based awards, consisting of restricted stock units that were granted in connection with the initial public offering as well as stock options, restricted stock awards and restricted stock units that were granted under the 2013 Stock Incentive Plan and the non-vested balance as of December 31, 2013(dollars in thousands except exercise price):

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value(2)
Granted—October 25, 2013	5,623,671	$12.00
Exercised	—	$—		$—
Canceled	(4,000)	$12.00

Outstanding at December 31, 2013	5,619,671	$12.00	9.8	$12,251

Exercisable at December 31, 2013	113,714	$12.00	9.8	$248

Vested and expected to vest at December 31, 2013(1)	5,504,052	$12.00	9.8	$11,999

(1)	This represents the number of vested options as of December 31, 2013 plus the number of unvested options outstanding as of December 31, 2013, which has been reduced using an estimated forfeiture rate.
(2)	The aggregate intrinsic value was calculates based on the positive difference between the estimated fair value of the Company’s common stock on December 31, 2013 of $14.18 per share, or the date of exercise as appropriate, and the exercise price of the underlying options.

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Granted	741,150	$12.00
Vested	(22,222)	$12.00
Canceled	(4,000)

Unvested at December 31, 2013	714,928	$12.00

(1)	The aggregate intrinsic value of restricted stock awards is calculated as the fair value of the common stock on December 31, 2013 of $14.18 per share.

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Granted	481,623	$12.00
Vested and unissued	(20,067)	$12.00
Canceled	—	—

Unvested at December 31, 2013	461,556	$12.00

For stock options issued under the Plan, the fair value of each option is estimated on the date of grant, and an estimated forfeiture rates is used when calculating stock-based compensation expense for the period. Stock options typically vest over four years and the Company recognizes compensation expense on a straight-line basis over the requisite service period of the award. The Company uses the Black-Scholes option pricing model to estimate the fair value of stock option awards and determine the related compensation expense. The assumptions used to compute stock-based compensation expense for awards granted under the 2013 Stock Incentive Plan are as follows:

2013
Risk-free interest rate	1.9%
Expected volatility	60.0%
Expected life (in years)	6.25
Expected dividend yield	—

The risk-free interest rate assumption was based on the U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. The Company bases its estimate of expected volatility using volatility data from comparable public companies in similar industries and markets because there is currently limited public history for the Company’s common stock, and therefore, a lack of market-based company-specific historical and implied volatility information. The weighted-average expected life for employee options reflects the application of the simplified method, which represents the average of the contractual term of the options and the weighted-average vesting period for all option tranches. The simplified method has been used since the Company does not have sufficient historical exercise data to provide reasonable basis upon which to estimate expected term due to a limited history of stock option grants. The assumed dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future. In addition, the Company has estimated expected forfeitures of stock options based on management’s judgment due to the limited historical experience of forfeitures. The forfeiture rate was not material to the calculation of stock-based compensation expense. Unless otherwise determined by the Company’s board of directors, stock-based awards granted at the time of the initial public offering and subsequent to the initial public offering, generally vest annually over a four-year period. The Company recognized approximately $2.9 million of stock-based compensation expense during the year ended December 31, 2013 for awards granted under the 2013 Stock Incentive Plan.

As of December 31, 2013, there was $36.8 million of unrecognized compensation expense with respect to stock option awards that was expected to be recognized over a weighted average period of 3.8 years. As of December 31, 2013, there was $8.2 million of unrecognized compensation expense with respect to restricted stock awards that was expected to be recognized over a weighted average period of 3.8 years. As of December 31, 2013, there was unrecognized compensation expense of $5.5 million with respect to the restricted stock units that was expected to be recognized over a weighted average period of 3.8 years.

The following table presents total stock-based compensation expense for the time-based stock awards, performance—based stock awards and awards issued under the 2013 Stock Incentive Plan included in the Company’s consolidated statement of operations and comprehensive loss (in thousands):

	Predecessor	Successor
	Period from January 1 through December 11, 2011	Period from December 22 through December 31, 2011	Year Ended December 31, 2012
				Year Ended December 31, 2013
Cost of revenue	$—	$—	$26	$126
Sales and marketing	—	—	266	459
Engineering and development	—	—	133	267
General and administrative	1,000	—	1,883	9,911

Total operating expense	$1,000	$—	$2,308	$10,763

11. Dividend

On November 9, 2012, the Company paid a dividend in the aggregate amount of $300.0 million to shareholders and non-vested shareholders of the Company. The Company paid a $289.5 million dividend to existing shareholders of the Company and $10.5 million to the non-vested shareholders of the Company. At the time the dividend was paid, a special authorization was made by the board of directors of the Company to allow the non-vested shareholders to participate since at that date the non-vested shareholders were not entitled to receive a dividend. The non-vested shareholders’ participation was subject to certain aggregate payments first being made to the existing shareholders of the Company which had not yet been met. For accounting purposes the dividend paid to the non-vested shareholders is treated as a modification of the original non-vested share award resulting in the measurement of compensation expense equal to the amount of the dividend. Certain of the non-vested shareholders were required to enter into clawback arrangements whereby if the non-vested shareholder’s employment with the Company terminated under certain defined conditions prior to the non-vested shareholder’s vesting in the non-vested shares, all or a portion of the dividend would be required to be repaid to the Company. Compensation expense related to the dividend amount subject to clawback arrangements with a future service requirement were being recognized over the future service period. Generally, the amount of the dividend subject to clawback reduced over time as the non-vested shares vest. For the dividend paid to the non-vested shareholders, $9.8 million was recorded in general and administrative expense in the year ended December 31, 2012 since this dividend amount was not attributable to a future service requirement by the class non-vested shareholders. The Company recorded the remaining $0.7 million of compensation expense during 2013.

12. Income Taxes

We account for income taxes in accordance with authoritative guidance, which requires the use of the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based upon the difference between the consolidated financial statement carrying amounts and the tax basis of assets and liabilities and are measured using the enacted tax rate expected to apply in the years in which the differences are expected to be reversed.

The domestic and foreign components of loss before income taxes for the periods presented (dollars in thousands):

	Year Ended
	December 31, 2012	December 31, 2013
United States	$(216,478)	$(158,481)
Foreign	—	(2,894)

Total loss before income taxes	$(216,478)	$(161,375)

The components of the provision (benefit) for income taxes consisted of the following (dollars in thousands):

	Predecessor	Successor
	Period from January 1, 2011 through December 21, 2011	Period from December 22, 2011 through December 31, 2011	Year Ended December 31, 2012	Year Ended December 31, 2013
Current:
U.S. federal	$—	$—	$—	$—
State	126	10	407	267
Foreign	—	—	—	914

Total current provision	126	10	407	1,181

Deferred:
U.S. federal	(23,112)	(2,240)	(64,295)	(50,007)
State	(5,482)	(516)	(13,315)	(8,852)
Foreign	—	—	—	(1,590)
Change in valuation allowance	28,594	—	—	55,672

Total deferred provision	—	(2,756)	(77,610)	(4,777)

Total expense (benefit)	$126	$(2,746)	$(77,203)	$(3,596)

The Company had a net deferred tax liability at the end of 2012. During 2013, the Company’s net deferred tax liability was eliminated due mainly to a reduction in a deferred liability related to definite-lived intangibles and for current period losses resulting in an increase to offsetting deferred tax assets. On December 22, 2011, the Company was acquired by Holdings. The Company recorded its intangible assets at fair value as a result of the acquisition. For U.S. GAAP purposes the definite-lived intangible assets have accelerated amortization, while for tax purposes the intangible assets maintained their historical basis and lives. As such, a deferred tax liability was established through purchase accounting. The reversal of the 2012 deferred tax liability in 2013 resulted in a deferred tax benefit in 2013. The Company established a valuation allowance on substantially all of their deferred tax assets during the year ended December 31, 2013. The benefit has been reduced after the establishment of the valuation allowance by the deferred tax expense associated with the tax amortization of assets that have an indefinite life for U.S. GAAP purposes. The state income tax is primarily driven by states who tax the Company based on a gross margin tax. The Company also has a subsidiary in Brazil that is generating taxable income and is solely driving the current foreign tax.

The following table presents a reconciliation of the statutory federal rate, and the Company’s effective tax rate, for the periods presented:

	Year Ended
	December 31, 2012	December 31, 2013
U.S. federal taxes at statutory rate	34.0%	34.0%
State income taxes, net of federal benefit	3.6	3.2
Permanent differences	(2.5)	(2.1)
Foreign rate differential		(0.2)
Change in valuation allowance—US		(34.0)
Change in valuation allowance—foreign		(0.5)
Rate change	0.4	0.4
Other	0.2	1.4

Total	35.7%	2.2%

The provision (benefit) for income taxes shown on the consolidated statements of operations differs from amounts that would result from applying the statutory tax rates to income before taxes primarily because of state income taxes and certain permanent expenses that were not deductible, as well as the application of valuation allowances against U.S. and foreign assets.

The significant components of the Company’s deferred income tax assets and liabilities as of December 31, 2012 and December 31, 2013 are as follows (in thousands):

	2012	2013
Deferred income tax assets:
Net operating loss carry forward	$56,398	$87,784
Other	330	1,598
Deferred compensation	387	556
Deferred revenue	9,127	11,622
Other reserves	9,971	5,848
Stock-based compensation	—	2,788

Total deferred income tax assets	76,213	110,196

Deferred income tax liabilities:
Purchased intangible assets	(85,836)	(56,848)
Goodwill	(4,679)	(10,736)
Property and equipment	(1,184)	(16)

Total deferred income tax liabilities	(91,699)	(67,600)
Valuation allowance	—	(55,786)

Net deferred income tax assets/(liabilities)	$(15,486)	$(13,190)

As of December 31, 2013, the Company had NOL carry-forwards available to offset future U.S. federal taxable income of approximately $214.2 million and future state taxable income by approximately $152.8 million. These NOL carry-forwards expire on various dates through 2033. As of December 31, 2013, the Company had NOL carry-forwards in foreign jurisdictions available to offset future foreign taxable income by approximately $33.7 million. India has loss carry-forwards totaling $2.1 million that expire in 2021. The Company also has loss carry-forwards in the United Kingdom of $31.6 million and these losses do not expire.

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

The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realization of deferred tax assets requires significant management judgment. In determining whether its deferred tax assets are more likely than not realizable, the Company evaluated all available positive and negative evidence, and weighted the evidence based on its objectivity. Evidence the Company considered included:

•	NOLs incurred from the Company’s inception to December 31, 2013;

•	Expiration of various federal and state tax attributes;

•	Reversals of existing temporary differences;

•	Composition and cumulative amounts of existing temporary differences; and

•	Forecasted profit before tax.

As of December 31, 2013, the Company is in a cumulative pre-tax book loss position for the past three years. The Company has generated significant NOLs since inception and as such it has no U.S. carryback capacity. The Company has a history of expiring state NOLs. The Company scheduled out the future reversals of existing deferred tax assets and liabilities and concluded that these reversals did not generate sufficient future taxable income to offset the existing net operating losses. After consideration of the available evidence, both positive and negative, the Company has recorded a valuation allowance of $55.8 million. For the Predecessor and Successor periods in 2011 and the years ended December 31, 2012 and 2013, the Company has recognized a tax expense (benefit) of $0.1 million, $(2.7) million, $(77.2) million and $(3.6) million, respectively in the consolidated statements of operations.

The Company files income tax returns in the United States for federal income taxes and in various state jurisdictions. The Company also files in several foreign jurisdictions. In the normal course of business, the Company is subject to examination by tax authorities throughout the world. Since the Company is in a loss carry-forward position, the Company is generally subject to U.S. federal and state income tax examinations by tax authorities for all years for which a loss carry-forward is available.

The Company recognizes, in its consolidated financial statements, the effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The Company has no unrecognized tax positions at December 31, 2012 and December 31, 2013, that would affect its effective tax rate. The Company does not expect a significant change in the liability for unrecognized tax benefits in the next twelve months.

Permanent Reinvestment of Foreign Earnings

We consider the operating earnings of our non-United States subsidiaries to be indefinitely invested outside the United States under ASC 740-30 based on estimates that future and domestic cash generation will be sufficient to meet future domestic cash needs. The Company only has one cumulatively profitable foreign jurisdiction, Brazil, which has generated approximately $2.5 million of profits outside of the United States. If the Company were to repatriate these cumulative profits, there would be sufficient United States net operating losses to offset the tax impact of the repatriation. Should the Company decide to repatriate foreign earnings the Company would have to adjust the income tax provision in the period it determined that the earnings will no longer be indefinitely vested outside the United States.

13. Commitments and Contingencies

Operating Leases

The Company has operating lease commitments for certain facilities and equipment that expire on various dates through 2024. The following table outlines future minimum annual rental payments under these leases at December 31, 2013:

Year Ending December 31,	Amount (in thousands)
2014	$8,362
2015	7,901
2016	6,558
2017	5,988
2018	3,904
Thereafter	15,441

Total minimum lease payments	$48,154

Total rent expense incurred under non-cancellable operating leases for the Predecessor and Successor periods in 2011 and the years ended December 31, 2012 and 2013, were $1.5 million, $43,000, $2.7 million and $8.9 million, respectively.

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

14. Employee Benefit Plans

The Company has a defined contribution plan established under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”), which covers substantially all employees. Employees are eligible to participate in the 401(k) Plan beginning on the first day of the month following commencement of their employment. The 401(k) Plan includes a salary deferral arrangement pursuant to which participants may elect to reduce their current compensation by up to the statutorily prescribed limit, equal to $17,500 in 2013, and have the amount of the reduction contributed to the 401(k) Plan. Beginning January 1, 2013, the Company matches 100% of the each participant’s annual contribution to the 401(k) plan up to 3% of the participant’s salary and then 50% of each participant’s contribution up to 2% of each participant’s salary. The match immediately vests 100%. Matching contributions by the Company related to the 2013 plan year were approximately $1.2 million were made to the 401(k) Plan. The Company did not make matching contributions to the 401(k) Plan in the Predecessor and Successor periods in 2011 or the year ended December 31, 2012.

In connection with the Dotster acquisition in 2011, the Company assumed a defined contribution plan established under Section 401(k) of the Internal Revenue Code (the “Dotster 401(k) Plan”), in which employees are eligible to participate upon the date of hire. Under the Dotster 401(k) Plan, the Company matches 100% of each participant’s annual contribution to the Dotster 401(k) Plan up to 3% of each participant’s salary and then 50% of each participant’s annual contribution to the Dotster 401(k) Plan up to 2% of each participant’s salary. The match immediately vests 100%. Matching contributions by the Company related to the 2011, 2012 and 2013 plan years in the amounts of $62,000, $0.2 million and $0.4 million, respectively, were made to the Dotster 401(k) Plan.

In connection with the HostGator acquisition in 2012, the Company assumed a defined contribution plan established under Section 401(k) of the Internal Revenue Code (the “HostGator 401(k) Plan”), in which employees are eligible to participate on the date of hire. Under the HostGator 401(k) Plan, the Company matches 25% of each participant’s annual contribution up to 4% of each participant’s salary, vesting 100% after three years of service. Matching contributions by the Company related to the 2012 and 2013 plan years in the amounts of $0.1 million for each year, were made to the HostGator 401(k) Plan.

15. Related Party Transactions

The Company has various agreements in place with related parties. Below are details of related party transactions that occurred during the Predecessor and Successor periods in 2011 and the years ended December 31, 2012 and 2013.

The Company has contracts with entities for outsourced services. The ownership of these entities is held directly or indirectly by family members of the Company’s chief executive officer, who is also a director of the Company. For the Predecessor period in 2011 and the Successor year ended December 31, 2012, $4.8 million and $4.6 million, respectively, was recorded in cost of revenue $0.6 million and $1.0 million, respectively, was recorded in engineering and development expense, $0.1 million and $0.3 million, respectively, was recorded in sales and marketing expense, and $0.9 million was recorded in general and administrative expense in the year ended December 31, 2012, relating to services provided to the Company under these agreements. Of these amounts, $0.3 million and $0.2 million was recorded in accrued expenses or accounts payable at December 31,

2011 and 2012, respectively. For the year ended December 31, 2013, $5.2 million was recorded in cost of revenue, $0.9 million was recorded in engineering and development expense, $0.3 million was recorded in sales and marketing expense and $0.9 million was recorded in general and administrative expense relating to services provided under these agreements.

The Company also has an agreement with an entity that provides a multi-layered third-party security application that is sold by the Company. The entity is collectively majority owned by the Company’s chief executive officer, and two investors in the Company, one of whom is a director of the Company, and who are beneficial owners, directly and indirectly, of equity in the Company. For the Predecessor period in 2011 and the Successor years ended December 31, 2012 and 2013, the Company recorded $1.1 million, $2.2 million and $3.0 million, respectively, in cost of revenue related to this agreement.

16. Subsequent Events

On January 23, 2014, the Company acquired the web presence business of Directi Web Technologies Holdings, Inc. (“Directi”). Directi provides web presence solutions to SMBs in various countries, including India, the United States, Turkey, China, Russia and Indonesia. After giving effect to certain post-closing adjustments, the Company expects the total consideration for this acquisition to be between $100.0 million and $110.0 million. The purchase consideration is expected to consist of, cash payments of $25.5 million (including $20.5 million paid at the closing and a $5.0 million advance payment paid in August 2013), a promissory note from us to Directi Holdings of $51.0 million and the issuance of 2,123,039 shares of the Company’s common stock to Directi Holdings. The promissory note will mature on April 15, 2014. The principal amount of the promissory note could increase if Directi meets certain performance metrics for the period from July 1, 2013 through March 30, 2014.

In addition, in connection with the acquisition of Directi, the Company may be obligated to make additional aggregate payments of up to a maximum of approximately $62.0 million, subject to specified terms, conditions and operational contingencies.

With respect to the consolidated financial statements as of and for the year ended December 31, 2013, the Company performed an evaluation of subsequent events through the date of this filing.

17. Quarterly Financial Data (unaudited)

	For the three months ended:
	March 31, 2012	June 30, 2012	Sept. 30, 2012	Dec. 31, 2012	March 31, 2013	June 30, 2013	Sept. 30, 2013	Dec. 31, 2013
Revenue	$41,293	$50,475	$83,353	$117,035	$122,741	$128,222	$132,913	$136,420
Gross profit	2,792	8,409	13,861	29,915	35,533	40,250	45,748	48,862
Loss from operations	(21,418)	(20,186)	(25,140)	(23,603)	(12,234)	(10,880)	(4,335)	(35,599)
Net loss attributable to Endurance International Group Holdings, Inc.	(18,765)	(20,251)	(27,692)	(72,590)	(21,728)	(42,958)	(27,027)	(67,774)
Basic and diluted net loss per share attributable to Endurance International Group Holdings, Inc.	$(0.19)	$(0.21)	$(0.29)	$(0.75)	$(0.22)	$(0.44)	$(0.28)	$(0.57)

In the three months ended December 31, 2013 net loss attributable to Endurance International Group Holdings, Inc. included $24.9 million of expense attributable to bonus payments in connection with the Company’s initial public offering. In addition, the three months ended December 31, 2013 included $9.7 million of stock-based compensation expense primarily attributable to the acceleration of certain non-vested shares and the granting of stock-based awards at the time of the initial public offering.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2013, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation of our disclosure controls and procedures as of December 31, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, or ITRA, which added Section 13(r) to the Exchange Act, we are required to disclose in our annual or quarterly reports, as applicable, whether we or any of our affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with individuals or entities that are subject to sanctions under U.S. law. Disclosure is generally required even where the activities, transactions or dealings were conducted in compliance with applicable law.

On May 1, 2013, during a routine compliance scan of our new and existing subscriber accounts, we discovered a new subscriber account that was created on April 6, 2013 with information matching ORT France, identified by OFAC as an SDN under the Global Terrorism Sanctions Regulations, 31 C.F.R. Part 594. We had

charged the subscriber $114.10 for web hosting and domain name registration services at the time the account was opened and without knowledge of any SDN issue. Upon discovery of the potential SDN match, we promptly suspended the subscriber account, deactivated the website, locked the domain name to prevent it from being transferred and ceased providing services to the subscriber. We also promptly reported the potential SDN match to OFAC. To date, we have not received any correspondence from OFAC regarding the matter.

In addition, Warburg Pincus LLC, or WP LLC, affiliates of which (i) beneficially own more than 10% of our outstanding common stock and/or are members of our board of directors and (ii) beneficially own more than 10% of the equity interests of, and have the right to designate members of the board of directors of, Santander Asset Management Investment Holdings Limited, or SAMIH, has informed us that, during the reporting period, Santander Asset Management UK Limited, or Santander UK, an affiliate of SAMIH and WP LLC, engaged in activities subject to disclosure pursuant to Section 219 of ITRA and Section 13(r) of the Exchange Act. As a result, it appears that we are required to provide disclosure as set forth below pursuant to Section 219 of ITRA and Section 13(r) of the Exchange Act. WP LLC has informed us that SAMIH has provided WP LLC with the information below relevant to Section 219 of ITRA and Section 13(r) of the Exchange Act.

At the time of the events described below, SAMIH and its non-U.S. affiliates, including Santander UK, may have been deemed to be under common control with us, but this statement is not meant to be an admission that common control existed or exists. We have no control over or involvement in the activities of SAMIH or its non-U.S. affiliates, including Santander UK, or any of its subsidiaries or predecessor companies, and we were not involved in the preparation of, nor have we independently verified, the information provided by SAMIH to WP LLC. The disclosure below does not relate to any activities conducted by us and does not involve us or our management. The disclosure relates solely to activities conducted by SAMIH and its non-U.S. affiliates, including Santander UK. We are not representing to the accuracy or completeness of the disclosure below, and we undertake no obligation to correct or update this information.

We understand that SAMIH’s affiliates intend to disclose in their next annual or quarterly report that an Iranian national, resident in the United Kingdom, who is currently designated by the United States and the United Kingdom under the Iran Sanctions regime, holds two investment accounts with Santander UK, a subsidiary of SAMIH and part of the Banco Santander group. The accounts have remained frozen throughout 2013. The investment returns are being automatically reinvested, and no disbursements have been made to the customer. Total revenue in connection with the investment accounts in 2013 was £247 and net profits in 2013 were negligible relative to the overall profits of Banco Santander, S.A.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

We will furnish to the SEC a definitive Proxy Statement for our 2014 Annual Meeting of Stockholders (the Proxy Statement) not later than 120 days after the end of the fiscal year ended December 31, 2013. The information required by this item is incorporated by reference from the information in our Proxy Statement.

We have adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The text of our Code of Business Conduct and Ethics is posted in the Corporate Governance section of our website, www.endurance.com. We intend to disclose on our website any amendments to, or waivers from, our Code of Business Conduct and Ethics that are required to be disclosed pursuant to the disclosure requirements of Item 5.05 of Form 8-K.

Item 11.	Executive Compensation

Information required by this item is incorporated by reference from the information in our Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated by reference from the information in our Proxy Statement.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Information required by this item is incorporated by reference from the information in our Proxy Statement.

Item 14.	Principal Accountant Fees and Services

Information required by this item is incorporated by reference from the information in our Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	Financial Statements

For a list of the consolidated financial statements included herein, which are incorporated into this Item by reference, see Index to Consolidated Financial Statements on page 77 of this Annual Report on Form 10-K.

(2)	Financial Statement Schedules

Schedules have been omitted since they are either not required or not applicable or the information is otherwise included herein.

(3)	Exhibits

The exhibits filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding such exhibits, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDURANCE INTERNATIONAL GROUP HOLDINGS, INC.

Date: February 28, 2014	By:	/s/ Hari Ravichandran
Hari Ravichandran
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hari Ravichandran Hari Ravichandran	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2014

/s/ Tivanka Ellawala Tivanka Ellawala	Chief Financial Officer (Principal Financial Officer)	February 28, 2014

/s/ Christina Lane Christina Lane	Chief Accounting Officer (Principal Accounting Officer)	February 28, 2014

/s/ James C. Neary James C. Neary	Chairman of the Board	February 28, 2014

/s/ Dale Crandall Dale Crandall	Director	February 28, 2014

/s/ Joseph P. DiSabato Joseph P. DiSabato	Director	February 28, 2014

/s/ Thomas Gorny Thomas Gorny	Director	February 28, 2014

/s/ Michael Hayford Michael Hayford	Director	February 28, 2014

/s/ Peter J. Perrone Peter J. Perrone	Director	February 28, 2014

/s/ Chandler J. Reedy Chandler J. Reedy	Director	February 28, 2014

/s/ Justin L. Sadrian Justin L. Sadrian	Director	February 28, 2014

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith	Furnished Herewith
		Form	File Number	Date of Filing	Exhibit Number

3.1	Restated Certificate of Incorporation of the Registrant	S-1/A	333-191061	October 23, 2013	3.3

3.2	Amended and Restated Bylaws of the Registrant	S-1/A	333-191061	October 23, 2013	3.5

4.1	Specimen certificate evidencing shares of common stock of the Registrant	S-1/A	333-191061	October 8, 2013	4.1

4.2	Form of Second Amended and Restated Registration Rights Agreement by and among the Registrant and the other parties thereto	S-1/A	333-191061	October 8, 2013	4.2

4.3	Form of Stockholders Agreement by and among the Registrant and certain holders of the Registrant’s common stock	S-1/A	333-191061	October 8, 2013	4.3

10.1#	2013 Stock Incentive Plan	S-1/A	333-191061	October 11, 2013	10.1

10.2#	Form of Stock Option Agreement under the 2013 Stock Incentive Plan	S-1/A	333-191061	October 8, 2013	10.2

10.3#	Form of Restricted Stock Agreement under the 2013 Stock Incentive Plan	S-1/A	333-191061	October 8, 2013	10.3

10.4#	Form of Director Stock Option Agreement under the 2013 Stock Incentive Plan	S-1/A	333-191061	October 8, 2013	10.29

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith	Furnished Herewith
		Form	File Number	Date of Filing	Exhibit Number

10.5#	Form of Restricted Stock Agreement and Acknowledgment	S-1/A	333-191061	October 8, 2013	10.25

10.6#	Form of Modification to Restricted Stock Agreement and Acknowledgment					X

10.7#	Stock Option Agreement between the Registrant and Hari Ravichandran, dated October 25, 2013					X

10.8#	Restricted Stock Unit Agreement between the Registrant and Hari Ravichandran, dated October 25, 2013, as amended by Amendment No. 1, dated as of December 12, 2013					X

10.9#	Restricted Stock Unit Agreement between the Registrant and Hari Ravichandran, dated October 25, 2013, as amended by Amendment No. 1, dated as of December 12, 2013					X

10.10#	2014 Management Incentive Plan of the Registrant					X

10.11#	Offer Letter, dated as of April 11, 2011, by and between The Endurance International Group, Inc. and Ronald LaSalvia	S-1	333-191061	September 9, 2013	10.21

10.12#	Offer Letter, dated as of April 30, 2011, by and between The Endurance International Group, Inc. and John Mone	S-1	333-191061	September 9, 2013	10.22

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith	Furnished Herewith
		Form	File Number	Date of Filing	Exhibit Number

10.13#	Employment Agreement, dated as of October 10, 2012, by and among EIG Investors Corp., Tivanka Ellawala and, solely with respect to Section 6 thereof, WP Expedition Topco LLC	S-1	333-191061	September 9, 2013	10.23

10.14#	Employment Agreement, dated as of September 30, 2013, between Hari Ravichandran and the Registrant, as amended by Amendment No. 1, dated as of October 11, 2013	S-1/A	333-191061	October 11, 2013	10.24

10.15#	Form of Indemnification Agreement entered into between the Registrant and each director and executive officer	S-1/A	333-191061	October 8, 2013	10.19

10.16	Gross Lease, dated May 17, 2012, by and between The Endurance International Group, Inc. and MEPT Burlington, LLC, as amended on June 13, 2013	S-1	333-191061	September 9, 2013	10.5

10.17+	Collocation/Interconnection License, dated as of May 29, 2007, by and between The Endurance International Group, Inc. and Markley Boston, LLC, as amended on June 1, 2007, August 31, 2008, December 4, 2008, April 30, 2009, February 2011 and February 2, 2012	S-1	333-191061	September 9, 2013	10.7

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith	Furnished Herewith
		Form	File Number	Date of Filing	Exhibit Number

10.18+	Master Services Agreement, dated as of April 30, 2009, by and between The Endurance International Group, Inc. and Switch and Data Management Company LLC	S-1	333-191061	September 9, 2013	10.8

10.19+	Master Service Agreement, dated as of May 10, 2011, Ace Data Center Colocation Service Level Agreement, dated May 10, 2011, and Ace Data Center IP Transit Service (Carrier Services) Agreement, dated as of October 20, 2010, by and between The Endurance International Group, Inc. and Ace Data Center, Inc.	S-1	333-191061	September 9, 2013	10.9

10.20+	Ace Data Center Rack Cabinet and Power Services Agreement, dated as of June 3, 2011, as amended August 15, 2011, and Bandwidth Internet and Private Line Services Agreement, dated as of May 10, 2011, by and between The Endurance International Group, Inc. and Ace Data Center, Inc.	S-1	333-191061	September 9, 2013	10.10

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith	Furnished Herewith
		Form	File Number	Date of Filing	Exhibit Number

10.21+	Collocation/Interconnection License, dated as of February 2, 2012, by and between The Endurance International Group, Inc. and One Summer Collocation, LLC, as amended January 4, 2013	S-1	333-191061	September 9, 2013	10.11

10.22+	Master Service Agreement, dated as of June 20, 2013, by and between HostGator.com LLC and CyrusOne LLC	S-1	333-191061	September 9, 2013	10.26

10.23	Refinancing Amendment, dated as of November 25, 2013, by and among the refinancing lenders party thereto, the revolving lenders party thereto, the Registrant, EIG Investors Corp., and Credit Suisse AG, as Administrative Agent					X

10.24	Third Amended and Restated Credit Agreement, dated as of November 25, 2013, by and among the Registrant, EIG Investors Corp., as Borrower, the lenders party thereto, and Credit Suisse AG, as Administrative Agent					X

10.25	Amended and Restated Collateral Agreement, dated as of November 25, 2013, by and among the Registrant, EIG Investors Corp., the other grantors party thereto, and Credit Suisse AG, as Administrative Agent					X

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith	Furnished Herewith
		Form	File Number	Date of Filing	Exhibit Number

10.26	Amended and Restated Master Guarantee Agreement, dated as of November 25, 2013, by and among the Registrant, EIG Investors Corp., the other guarantors party thereto, and Credit Suisse AG, as Administrative Agent					X

10.27	Master Share Purchase Agreement, dated as of August 11, 2013, by and among Endurance Singapore Holdings Pte. Ltd. and a subsidiary thereof to be formed, Directi Web Technology Pvt. Ltd., P.D.R. Solutions FZC, Directi Web Technologies Holdings, Inc., Confluence Networks, Inc., the Registrant, EIG Investors Corp. and a subsidiary thereof to be designated, Directi Web Technologies FZC, Bhavin Turakhia and Divyank Turakhia	S-1/A	333-191061	September 13, 2013	10.28

10.28	Amendment No. 1 to the Master Share Purchase Agreement, dated as of December 23, 2013, by and among Endurance Singapore Holdings Pte. Ltd., Endurance Singapore Holdings 2 Pte. Ltd., MyInternet Media Limited, Directi Web Technology Pvt. Ltd., P.D.R. Solutions FZC, Directi Web Technologies Holdings, Inc., Confluence Networks, Inc., EIG Investors Corp., the Registrant, Directi Web Technologies FZC, Bhavin Turakhia and Divyank Turakhia					X

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith	Furnished Herewith
		Form	File Number	Date of Filing	Exhibit Number

10.29	Amendment No. 2 to the Master Share Purchase Agreement, dated as of January 23, 2014, by and among Endurance Singapore Holdings Pte. Ltd., Endurance Singapore Holdings 2 Pte. Ltd., MyInternet Media Limited, Endurance Web Solutions Private Limited, The Endurance International Group, Inc., Directi Web Technology Pvt. Ltd., P.D.R. Solutions FZC, Directi Web Technologies Holdings, Inc., Confluence Networks, Inc., EIG Investors Corp., the Registrant, Directi Web Technologies FZC, Bhavin Turakhia, Divyank Turakhia, Brijesh Joshi and Webiq Domains Solutions Pvt. Ltd.					X

21.1	Subsidiaries of the Registrant					X

23.1	Consent of BDO USA, LLP					X

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith	Furnished Herewith
		Form	File Number	Date of Filing	Exhibit Number

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS†	XBRL Instance Document						X

101.SCH†	XBRL Taxonomy Extension Schema Document						X

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document						X

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document						X

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document						X

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document						X

†	In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents in Exhibit 101 to this Annual Report on Form 10-K are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.
#	Management contract or any compensatory plan, contract or agreement.
+	Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.