Form 10-Q
period 2014-03-31
Endurance International Group Holdings, Inc.
filed 2014-05-09
CIK 1237746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of April 30, 2014 there were 129,085,184 shares of the issuer’s common stock, $0.0001 par value per share outstanding.

Endurance International Group Holdings, Inc.

Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)

	December 31, 2013	March 31, 2014
Assets
Current assets:
Cash and cash equivalents	$66,815	$51,784
Restricted cash	1,983	2,312
Accounts receivable	7,160	11,176
Deferred tax asset—short term	12,981	14,594
Prepaid expenses and other current assets	29,862	43,137

Total current assets	118,801	123,003
Property and equipment—net	49,715	63,188
Goodwill	984,207	1,074,302
Other intangible assets—net	406,140	405,771
Deferred financing costs	430	423
Investments	6,535	6,556
Other assets	15,110	10,191

Total assets	$1,580,938	$1,683,434

Liabilities, redeemable non-controlling interest and stockholders’ equity
Current liabilities:
Accounts payable	$7,950	$10,845
Accrued expenses	35,433	39,719
Deferred revenue	194,196	222,946
Current portion of notes payable	10,500	10,500
Current portion of capital lease obligations	—	3,654
Deferred consideration—short term	24,437	58,740
Other current liabilities	6,796	10,785

Total current liabilities	279,312	357,189
Long-term deferred revenue	55,298	63,600
Notes payable—long term	1,036,875	1,034,250
Capital lease obligations	—	7,165
Deferred tax liability—long term	26,171	32,032
Deferred consideration	4,207	3,760
Other liabilities	3,041	2,831

Total liabilities	$1,404,904	$1,500,827

Redeemable non-controlling interest	20,772	21,323
Commitments and contingencies
Stockholders’ equity:
Preferred Stock—par value $0.0001; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock—par value $0.0001; 500,000,000 shares authorized; 124,788,853 and 127,083,332 shares issued at December 31, 2013 and March 31, 2014, respectively; 124,766,544 and 127,052,406 outstanding at December 31, 2013 and March 31, 2014, respectively	13	13
Additional paid-in capital	754,061	779,346
Accumulated other comprehensive loss	(55)	(33)
Accumulated deficit	(598,757)	(618,042)

Total stockholders’ equity	155,262	161,284

Total liabilities, redeemable non-controlling interest and stockholders’ equity	$1,580,938	$1,683,434

See accompanying notes to consolidated financial statements.

Endurance International Group Holdings, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share amounts)

	Three Months ended March 31,
	2013	2014
Revenue	$122,741	$145,750
Cost of revenue	87,208	89,191

Gross profit	35,533	56,559

Operating expense:
Sales and marketing	28,531	41,624
Engineering and development	6,140	4,953
General and administrative	13,096	15,481

Total operating expense	47,767	62,058

Loss from operations	(12,234)	(5,499)

Other expense:
Interest income	12	83
Interest expense	(21,704)	(13,635)

Total other expense—net	(21,692)	(13,552)

Loss before income taxes and equity earnings of unconsolidated entities	(33,926)	(19,051)
Income tax expense (benefit)	(12,061)	3,439

Loss before equity earnings of unconsolidated entities	(21,865)	(22,490)

Equity income of unconsolidated entities, net of tax	(137)	(21)

Net loss	$(21,728)	$(22,469)

Net loss attributable to non-controlling interest	—	(3,184)

Net loss attributable to Endurance International Group Holdings, Inc.	$(21,728)	$(19,285)

Comprehensive loss:
Foreign currency translation adjustments	—	22

Total comprehensive loss	$(21,728)	$(19,263)

Net loss per share attributable to Endurance International Group Holdings, Inc.—basic and diluted	$(0.22)	$(0.15)

Weighted-average number of common shares used in computing net loss per share attributable to Endurance International Group Holdings, Inc.—basic and diluted	97,163,245	126,442,105

See accompanying notes to consolidated financial statements.

Endurance International Group Holdings, Inc.

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2013	2014
Cash flows from operating activities:
Net loss	$(21,728)	$(22,469)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	3,925	7,046
Amortization of other intangible assets	26,070	24,079
Amortization of deferred financing costs	53	19
Amortization of net present value of deferred consideration	579	5
Stock-based compensation	553	3,544
Deferred tax expense (benefit)	(12,528)	977
(Gain) loss on sale of property and equipment	(13)	6
Gain of unconsolidated entities	(137)	(21)
Gain from change in deferred consideration	—	(12)
Changes in operating assets and liabilities:
Accounts receivable	(1,399)	(689)
Prepaid expenses and other current assets	(3,623)	(8,131)
Accounts payable and accrued expenses	4,009	2,239
Deferred revenue	19,725	31,394

Net cash provided by operating activities	15,486	37,987

Cash flows from investing activities:
Business acquired in purchase transaction, net of cash acquired	(2,546)	(18,028)
Purchases of property and equipment	(11,505)	(6,203)
Proceeds from sale of property and equipment	60	80
Purchases of intangible assets	—	(100)
Net (deposits) and withdrawals of principal balances in restricted cash accounts	314	(329)

Net cash used in investing activities	(13,677)	(24,580)

Cash flows from financing activities:
Proceeds from borrowing of revolver	9,000	—
Repayment of term loan	(2,000)	(2,625)
Repayment of revolver	(13,000)	—
Payment of financing costs	—	(12)
Deferred consideration	(1,145)	(24,516)
Principal payments on capital lease obligations	—	(885)
Issuance costs of common stock	—	(578)

Net cash used in financing activities	(7,145)	(28,616)

Net effect of exchange rate on cash and cash equivalents	—	178

Net decrease in cash and cash equivalents	(5,336)	(15,031)
Cash and cash equivalents:
Beginning of period	23,245	66,815

End of period	$17,909	$51,784

Supplemental cash flow information:
Interest paid	$21,971	$14,095
Income taxes paid	$253	$247
Supplemental disclosure of non-cash investing and financing activities:
Shares issued in connection with the acquisition of Directi	$—	$25,476
Assets acquired under capital lease	$—	$11,704

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

EIG and EIG Investors were incorporated in April 1997 and May 2007, respectively, and Holdings was originally formed as a limited liability company in October 2011 in connection with the acquisition by investment funds and entities affiliated with Warburg Pincus and Goldman Sachs on December 22, 2011, of a controlling interest in EIG Investors, EIG and EIG’s subsidiary companies. On November 7, 2012, Holdings reorganized as a Delaware limited partnership and on June 25, 2013, Holdings converted into a Delaware C-corporation and changed its name to Endurance International Group Holdings, Inc. The Company closed its initial public offering (“IPO”) of its common stock on October 25, 2013.

2. Summary of Significant Accounting Policies

Basis of Preparation

The accompanying consolidated financial statements, which include the accounts of the Company and its subsidiaries, have been prepared using accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany transactions have been eliminated on consolidation. The Company has reviewed the criteria of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280-10, Segment Reporting, and determined that the Company is comprised of only one segment for reporting purposes.

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

Unaudited Interim Financial Information

The accompanying interim consolidated balance sheet as of March 31, 2014, and the related statements of operations, cash flows and the notes to consolidated financial statements for the three months ended March 31, 2013 and 2014 are unaudited. These unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. The unaudited consolidated financial statements include, in the opinion of management, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of the Company’s financial position at March 31, 2014, and results of operations and cash flows for the three months ended March 31, 2013 and 2014. The consolidated results in the consolidated statements of operations and comprehensive loss are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2014.

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

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets include deferred expenses for domain name registry fees that are paid in full at the time a domain is registered by one of the Company’s registrars on behalf of a subscriber. The registry fees are recognized on a straight-line basis over the term of the domain registration period. As of December 31, 2013 and March 31, 2014, the balance of deferred expenses for domain name registry fees was $22.8 million and $30.4 million, respectively.

Property and Equipment

Property and equipment is recorded at cost or fair value if acquired in an acquisition. The Company also capitalizes the direct costs of constructing additional computer equipment for internal use, as well as upgrades to existing computer equipment which extend the useful life, capacity or operating efficiency of the equipment. Capitalized costs include the cost of materials, shipping and taxes. Materials used for repairs and maintenance of computer equipment are expensed and recorded as a cost of revenue. Materials on hand and construction-in-process are recorded as property and equipment. Assets recorded under capital lease are depreciated over the lease term. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets as follows:

Software	Two years
Computers and office equipment	Three years
Furniture and fixtures	Five years
Leasehold improvements	Shorter of useful life or remaining term of the lease

Software Development Costs

The Company accounts for software development costs for internal use software under the provisions of ASC 350-40, “Internal-Use Software” (“ASC 350”). Accordingly, certain costs to develop internal-use computer software are capitalized, provided these costs are expected to be recoverable. There were no such costs capitalized during the three months ended March 31, 2013 and there was $1.0 million of internal-use software development costs capitalized for the three months ended March 31, 2014.

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

In accordance with ASC 350, Intangibles—Goodwill and Other, (“ASC 350”), the Company is required to review goodwill by reporting unit for impairment at least annually or more often if there are indicators of impairment present. The Company has determined its entire business represents one reporting unit. Historically, the Company has performed its annual impairment analysis during the fourth quarter of each year. The provisions of ASC 350 require that a two-step impairment test be performed for goodwill. In the first step, the Company compares the fair value of its reporting unit to which goodwill has been allocated to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is considered not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then the Company would record an impairment loss equal to the difference. As of December 31, 2013 and March 31, 2014, the fair value of the Company’s reporting unit exceeded the carrying value of the reporting unit’s net assets and therefore no impairment existed as of those dates.

Determining the fair value of a reporting unit, if applicable, requires the Company to make judgments and involves the use of significant estimates and assumptions. These estimates and assumptions relate to, among other things, revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. The Company bases its fair value estimates on assumptions it believes to be reasonable, but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

The Company had goodwill of $984.2 million and $1,074.3 million as of December 31, 2013 and March 31, 2014, respectively, and no impairment charges have been recorded.

Long-Lived Assets

The Company’s long-lived assets consist primarily of intangible assets, including acquired subscriber relationships, trade names, intellectual property and developed technology. We also have long-lived tangible assets, primarily consisting of property and equipment. The majority of the Company’s intangibles are recorded in connection with its various business combinations. The Company’s intangible assets are recorded at fair value at the time of their acquisition. The Company amortizes intangible assets over their estimated useful lives.

Determination of the estimated useful lives of the individual categories of intangible assets is based on the nature of the applicable intangible asset and the expected future cash flows to be derived from the intangible asset. Amortization of intangible assets with finite lives is recognized in accordance with their estimated projected cash flows.

The Company evaluates long-lived intangible and tangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indicators of impairment are present and undiscounted future cash flows are less than the carrying amount, the fair value of the assets is determined and compared to the carrying value. If the fair value is less than the carrying value, then the carrying value of the asset is reduced to the estimated fair value and an impairment loss is charged to expense in the period the impairment is identified. No such impairment losses have been identified for the three months ended March 31, 2013 and the three months ended March 31, 2014.

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

The Company follows the provisions of the FASB, Accounting Standards Update (“ASU”) No. 2009-13, (“ASU 2009-13”), Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force and allocates revenue to each deliverable in a multiple-element service arrangement based on its respective relative selling price.

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

When multiple deliverables included in a multiple-element service arrangement are separated into different units of accounting, the total transaction amount is allocated to the identified separate units based on a relative selling price hierarchy. The Company determines the relative selling price for a deliverable based on vendor specific objective evidence, (“VSOE”), of fair value, if available, or best estimate of selling price, (“BESP”), if VSOE is not available. The Company has determined that third-party evidence of selling price, (“TPE”), is not a practical alternative due to differences in its multi-brand offerings compared to competitors and the lack of availability of relevant third-party pricing information. The Company has not established VSOE for its offerings due to lack of pricing consistency, the introduction of new products, services and other factors. Accordingly, the Company generally allocates revenue to the deliverables in the arrangement based on the BESP. The Company determines BESP by considering its relative selling prices, competitive prices in the marketplace and management judgment; these selling prices, however, may vary depending upon the particular facts and circumstances related to each deliverable. The Company analyzes the selling prices used in its allocation of transaction amount, at a minimum, on a quarterly basis. Selling prices are analyzed on a more frequent basis if a significant change in our business necessitates a more timely analysis.

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

ASC 740 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is more likely than not to be realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. There were no unrecognized tax benefits in the three months ended March 31, 2013 and 2014.

The Company records interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the three months ended March 31, 2013 and 2014, the Company did not recognize any interest or penalties related to unrecognized tax benefits.

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

Net Loss per Share

The Company considered ASC 260-10, Earnings per Share, (ASC 260-10) which requires the presentation of both basic and diluted earnings per share in the consolidated statements of operations and comprehensive loss. The Company’s basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period and, if there are dilutive securities, diluted income per share is computed by including common stock equivalents which includes shares issuable upon the exercise of stock options, net of shares assumed to have been purchased with the proceeds, using the treasury stock method.

The Company’s potentially dilutive shares of common stock would be excluded from the diluted weighted-average number of shares of common stock outstanding as their inclusion in the computation would be anti-dilutive due to net losses. For the three months ended March 31, 2013 and 2014, non-vested shares, stock options, restricted stock awards and restricted stock units amounting to 7,482,513 and 8,442,330, respectively, were excluded from the denominator in the calculation of diluted earnings per share as their inclusion would have been anti-dilutive.

	Three Months ended March 31,
	2013	2014
	(unaudited)
	(in thousands, except per share amount and per share data)
Net loss attributable to Endurance International Group Holdings, Inc.	$(21,728)	$(19,285)

Net loss per share attributable to Endurance International Group Holdings, Inc.:
Basic and diluted	$(0.22)	$(0.15)

Weighted average number of shares of common stock used in computing net loss per share attributable to Endurance International Group Holdings, Inc.:
Basic and diluted	97,163,245	126,442,105

Recent Accounting Pronouncements

There have been no new recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2014, that are of significance, or potential significance, to the Company.

Reclassifications

In 2013, the Company reclassified deferred consideration in the consolidated statements of cash flows from net cash used in investing activities to net cash provided by financing activities.

3. Acquisitions

The Company accounts for the acquisitions of businesses using the purchase method of accounting. The Company allocates the purchase price to the tangible and identifiable intangible assets and liabilities assumed based on their estimated fair values. Purchased identifiable intangible assets include subscriber relationships, trade names and developed technology. The methodologies used to determine the fair value assigned to subscriber relationships is typically based on the excess earnings method that considers the return received from the intangible asset and includes certain expenses and also considers an attrition rate based on the Company’s internal subscriber analysis and an estimate of the average life of the subscribers. The fair value assigned to trade names is typically based on the income approach using a relief from royalty methodology that assumes that the fair value of a trade name can be measured by estimating the cost of licensing and paying a royalty fee for the trade name that the owner of the trade name avoids. The fair value assigned to developed technology typically uses the cost approach. If applicable, the Company estimates the fair value of contingent consideration payments in determining the purchase price. The contingent consideration is then adjusted to fair value in subsequent periods as an increase or decrease in current earnings in general and administrative expense in the consolidated statements of operations.

On January 23, 2014, the Company acquired the web presence business of Directi (“Directi”) from Directi Web Technologies Holdings, Inc. (“Directi Holdings”). Directi provides web presence solutions to SMBs in various countries, including India, the United States, Turkey, China, Russia and Indonesia. The acquisition provides the Company with an established international presence focused on growing emerging markets as well as the ability to expand its geographic footprint by taking its existing portfolio of brands to international markets.

The initial purchase price of $102.0 million consisted of the issuance of 2,123,039 shares of the Company’s common stock to Directi Holdings equivalent to $25.5 million, cash payments of $25.5 million including a $5.0 million advance payment paid in August 2013, and a promissory note of $51.0 million payable in April 2014. The principal amount of the promissory note was an estimate subject to increase if Directi met certain performance metrics for the period from July 1, 2013 through March 30, 2014. At March 31, 2014, the Company recorded an increase in its estimate of the amount payable on the promissory note by $4.3 million to $55.3 million, and recorded an additional $2.9 million for an estimated post-closing adjustment related to working capital and other assets acquired.

The estimated purchase price of $109.2 million has been allocated on a preliminary basis primarily to goodwill of $92.8 million, long-lived intangible assets consisting of subscriber relationships, developed technology, trade-names and leasehold interests of $8.2 million, $6.7 million, $5.3 million and $0.3 million, respectively, property and equipment of $2.7 million, other assets of $4.7 million and working capital of $0.2 million, offset by deferred revenue of $3.0 million, other payables of $5.4 million and deferred tax liabilities of $3.3 million. The majority of the purchase price was allocated to goodwill, which is not deductible for tax purposes. The goodwill reflects the value of an established international business and infrastructure that enables the Company to increase its market penetration in emerging markets.

For the three months ended March 31, 2014, $2.5 million of revenue from the Company’s 2014 acquisition was included in the Company’s consolidated statement of operations and comprehensive loss for the three months ended March 31, 2014.

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

In addition, in connection with the acquisition of Directi, the Company may be obligated to make additional aggregate payments of up to a maximum of approximately $62.0 million, subject to specified terms, conditions and operational contingencies. The Company has paid $3.8 million of this amount in connection with the purchase of certain domain names by a subsidiary of the Company from a company associated with the founders of Directi Holdings pursuant to an agreement entered into as of April 30, 2014.

4. Property and Equipment and Capital Lease Obligations

Components of property and equipment consisted of the following (in thousands):

	December 31, 2013	March 31, 2014
Software	$4,503	$17,766
Computers and office equipment	59,201	65,741
Furniture and fixtures	3,715	4,206
Leasehold improvements	6,033	6,536
Construction in process	1,392	1,021

Property and equipment—at cost	74,844	95,270
Less accumulated depreciation	(25,129)	(32,082)

Property and equipment—net	$49,715	$63,188

During the three months ended March 31, 2014, the Company entered into an agreement to lease software licenses for a term of thirty-six months.

As of December 31, 2013 and March 31, 2014, the Company’s software shown above included the assets under capital lease as follows (dollars in thousands):

	December 31, 2013	March 31, 2014
Software	$—	$11,704
Less accumulated depreciation	—	(975)

Assets under capital lease—net	$—	$10,729

At March 31, 2014, the expected future minimum lease payments under the capital lease agreements were approximately as follows (dollars in thousands):

Amount
Remainder of 2014	$3,084
2015	4,112
2016	4,420

Total minimum lease payments	11,616
Less amount representing interest	(797)

Present value of minimum lease payments (capital lease obligation)	10,819
Current portion	3,654

Long-term portion	$7,165

Depreciation expense related to property and equipment for the three months ended March 31, 2013 and 2014 was $3.9 million and $7.0 million, respectively.

5. Fair Value Measurements

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

As of December 31, 2013 and March 31, 2014, the Company’s only financial assets or liabilities required to be measured on a recurring basis is the accrued earn-out consideration payable in connection with the 2012 acquisition of Mojo. The Company has classified its liabilities for contingent earn-out consideration related to the acquisition of Mojo within Level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which included probability weighted cash flows. The Company paid $0.2 million during the three months ended March 31, 2014 related to the earn-out provisions. There was no change in fair value of the earn-out consideration from December 31, 2013 to March 31, 2014. The earn-out consideration in the table below is included in total deferred consideration in the Company’s consolidated balance sheets.

Basis of Fair Value Measurements

	Balance	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Balance at December 31, 2013:
Financial liabilities:
Contingent earn-out consideration	$1,655	—	—	$1,655

Total financial liabilities	$1,655	—	—	$1,655

Balance at March 31, 2014:
Financial liabilities:
Contingent earn-out consideration	$1,407	—	—	$1,407

Total financial liabilities	$1,407	—	—	$1,407

6. Goodwill and Other Intangible Assets

The following table summarizes the changes in the Company’s goodwill balances from December 31, 2013 to March 31, 2014 (in thousands):

Goodwill balance at December 31, 2013	$984,207
Goodwill related to 2013 acquisitions	(2,870)
Goodwill related to 2014 acquisitions	92,790
Foreign translation impact	175

Goodwill balance at March 31, 2014	$1,074,302

During the three months ended March 31, 2014, the Company completed the purchase accounting related to a 2013 acquisition and allocated an additional $2.9 million to long-lived intangible assets which had been included in goodwill on a preliminary basis. The Company has not recorded any impairment charges related to goodwill during the three months ended March 31, 2013 and 2014.

In accordance with ASC 350, the Company reviews goodwill and other indefinite-lived intangible assets for indicators of impairment on an annual basis and between tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount. The Company concluded there were no triggering events as of March 31, 2014.

At March 31, 2014, other intangible assets consisted of the following (dollars in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
Other Intangible assets:
Developed technology	$190,730	$41,301	$149,429	9 years
Subscriber relationships	357,106	154,700	202,406	13 years
Trade-names	74,494	23,070	51,424	13 years
Intellectual property	2,820	583	2,237	8 years
Leasehold interests	314	39	275	1 year

Total March 31, 2014	$625,464	$219,693	$405,771

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

The Company’s amortization expense is included in cost of revenue in the aggregate amounts of $26.1 million and $24.1 million for the three months ended March 31, 2013 and 2014, respectively.

7. Investments

As of December 31, 2013 and March 31, 2014, the Company’s carrying value of investments in privately-held companies, was $6.5 million and $6.6 million, respectively.

In 2012, the Company assumed a 50% interest in another privately-held company, with a fair value of $10.0 million. On October 31, 2013, the Company sold 10% of its ownership interest in this privately-held Company, reducing its interest to 40%.

Investments in which the Company’s interest is less than 20% and which are not classified as available-for-sale securities are carried at the lower of cost or net realizable value unless it is determined that the Company exercises significant influence over the investee company, in which case the equity method of accounting is used. For those investments in which the Company’s voting interest is between 20% and 50%, the equity method of accounting is used. Under this method, the investment balance, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee company, as they occur, limited to the extent of the Company’s investment in, advances to and commitments for the investee. These adjustments are reflected in equity income of unconsolidated entities, net of tax. The Company recognized net income of $0.1 million and $21,000 for the three months ended March 31, 2013 and 2014, respectively, related to its investments.

From time to time, the Company may make new and follow-on investments and may receive distributions from investee companies. As of March 31, 2014, the Company was not obligated to fund any follow-on investments in these investee companies.

As of December 31, 2013 and March 31, 2014, the Company did not have an equity method investment in which the Company’s proportionate share exceeded 10% of the Company’s consolidated assets or income from continuing operations.

8. Notes Payable

At December 31, 2013, and March 31, 2014 notes payable consisted of a first lien term loan facility with a principal amount outstanding of $1,047.4 million and $1,044.8 million, respectively, which bore interest at a LIBOR-based rate of 5.00%.

January 2013—November 24, 2013

On November 9, 2012, the Company entered into the November Financing Amendment (“November 2012 Financing Amendment”) for a new first lien term loan in the original principal amount of $800.0 million (“November 2012 First Lien”), a revolver in aggregate principal amount not to exceed $85.0 million (“Revolver”) and a new Second Lien credit agreement (“November 2012 Second Lien”), for an original principal amount of $315.0 million. In August 2013, the Company amended its November 2012 Term Loan for an additional $90.0 million of incremental first lien term loan before refinancing its debt in November 2013, as described below.

The loans automatically bore interest at the bank’s reference rate unless the Company gave notice to opt for LIBOR-based interest rate loans. For the November 2012 First Lien, the interest rate for a LIBOR based loan was 5.00% plus the greater of the LIBOR rate or 1.25%. The interest rate for a reference rate loan was 4.00% per annum plus the greater of the prime rate, the federal funds effective rate plus 0.50%, an Adjusted LIBOR rate or 2.25%. For the November 2012 Second Lien, the interest rate for a LIBOR-based loan was 9.00% plus the greater of the LIBOR rate or 1.25%. The interest rate for an Alternate Base Rate (“ABR”) Revolver loan was 5.25% per annum plus the greater of the prime rate, the federal funds effective rate plus 0.50%, an adjusted LIBOR rate or 2.25%. The interest rate for a LIBOR based Revolver loan was 6.25% per annum plus the greater of the LIBOR rate or 1.50%. The November 2012 First Lien also had a non-refundable fee, equal to 0.50% of the daily unused principal amount of the Revolver payable in arrears on the last day of each fiscal quarter.

During the three months ended March 31, 2013, the Company made a mandatory repayment on the November 2012 First Lien of $2.0 million. For the three months ended March 31, 2013, amortization of deferred financing costs of $0.1 million was included in interest expense in the consolidated statements of operations and comprehensive loss.

Debt Refinancing—November 25, 2013

In November 2013, following its initial public offering, the Company repaid in full its November 2012 Second Lien of $315.0 million and increased the first lien term loan facility (“November 2013 First Lien”) by $166.2 million to $1,050.0 million, thereby reducing its overall indebtedness by $148.8 million. The Company also increased the Revolver by $40.0 million to $125.0 million. As of March 31, 2014 the Company had not drawn down on its revolver facility. The mandatory repayment of principal on the November 2013 First Lien was increased to approximately $2.6 million at the end of each quarter. There was no change to the maturity dates of the first lien facility and Revolver, which mature on November 9, 2019 and December 22, 2016, respectively.

Effective November 25, 2013, the interest rate for a LIBOR based interest loan was reduced to 4.00% plus the greater of the LIBOR rate or 1.00%. The interest rate for a reference rate loan was reduced to 3.00% per annum plus the greater of the prime rate, the federal funds effective rate plus 0.50%, an Adjusted LIBOR rate or 2.00%. There was no change to the interest rates for a Revolver loan. Interest is payable on maturity of the elected interest period for a LIBOR based interest loan, which can be one, two, three or six months. Interest is payable at the end of each fiscal quarter for a reference rate loan term loan or an ABR Revolver loan.

Interest

The Company recorded $21.0 million and $13.4 million in interest expense and service fees for the three months ended March 31, 2013 and 2014, respectively. In addition for the three months ended March 31, 2013 and 2014, interest expense in the consolidated statements of operations and comprehensive loss included amortization of deferred financing costs of $53,000 and $19,000, respectively, and $0.6 million and $6,000, respectively, related to the accretion of present value for the deferred consideration and deferred bonus payments related to the HostGator acquisition. Interest expense in the consolidated statements of operations and comprehensive loss for the three months ended March 31, 2014 also included $0.1 million related to capital lease obligations and $0.1 million related to a promissory note for a deferred acquisition liability.

As of December 31, 2013 and March 31, 2014, the interest rate on the LIBOR-based First Lien term loan was 5.00%.

The following table provides a summary of interest rates and interest expense for the three months ended March 31, 2013 and 2014 (dollars in thousands):

	Three Months Ended
	March 31, 2013	March 31, 2014
Interest rate—LIBOR	6.25%-10.25%	5.00%-7.75%
Interest rate—reference	7.75%-10.25%	5.00%-8.50%
Non-refundable fee—unused facility	0.50%	0.50%
Interest expense and service fees	$21,034	$13,351
Amortization of deferred financing fees	$53	$19
Amortization of net present value of deferred consideration	$617	$6
Interest expense for capital lease obligations	$—	$143
Interest expense for deferred consideration promissory note	$—	$70
Other interest expense	$—	$46

The November 2013 Financing Amendment contains certain restrictive financial covenants, including a net leverage ratio, restrictions on the payment of dividends, as well as reporting requirements. Additionally, the November 2013 Financing Amendment contains certain negative covenants and defines certain events of default, including a change of control and non-payment of principal and interest, among others, which could result in amounts becoming payable prior to their maturity dates. The Company was in compliance with all covenants at December 31, 2013 and March 31, 2014.

Substantially all of the Company’s assets are pledged as collateral for the outstanding loan commitments with the exception of certain excluded equity interests and the exception of certain restricted cash balances and bank deposits permitted under the terms of the Financing Agreement.

9. Stockholders’ Equity

2013

Preferred Stock

The Company has 5,000,000 shares of authorized preferred stock, par value $0.0001. There are no preferred shares issued or outstanding as of December 31, 2013 and March 31, 2014.

Common Stock

The Company has 500,000,000 shares of authorized common stock, par value $0.0001.

Voting Rights

All holders of common stock are entitled to one vote per share.

The following tables present the changes in total stockholders’ equity (in thousands):

Total Stockholders’ Equity
Balance, December 31, 2013	$155,262
Issuance of common stock for Directi acquisition	25,476
Stock-based compensation	3,544
Non-controlling interest accretion	(551)
Foreign currency translation adjustment	22
Net loss	(22,469)

Balance, March 31, 2014	$161,284

10. Stock-Based Compensation

2012 Restricted Stock

The following tables present a summary of the 2012 restricted stock awards activity for the three months ended March 31, 2014 for restricted stock awards that were granted prior to the Company’s initial public offering (dollars in thousands):

2012 Plan Stock Awards
Non-vested at December 31, 2013	1,456,666
Forfeitures	(8,534)
Vested	(162,824)

Non-vested at March 31, 2014	1,285,308

The following table provides a summary of the activity of the restricted stock units that were granted in connection with the initial public offering and the non-vested balance as of March 31, 2014 (dollars in thousands except grant date fair value price):

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2013	288,014	$12.00
Vested and unissued	(33,218)	$12.00

Non-vested at March 31, 2014	254,796	$12.00

2013 Stock Incentive Plan

The 2013 Stock Incentive Plan (the “2013 Plan”) of the Company provides for the grant of options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to employees, officers, directors, consultants and advisors of the Company.

For stock options issued under the 2013 Plan, the fair value of each option is estimated on the date of grant, and an estimated forfeiture rate is used when calculating stock-based compensation expense for the period. Stock options typically vest over four years and the Company recognizes compensation expense on a straight-line basis over the requisite service period of the award. The Company uses the Black-Scholes option pricing model to estimate the fair value of stock option awards and determine the related compensation expense. The assumptions used to compute stock-based compensation expense for awards granted under the 2013 Stock Incentive Plan during the three months ended March 31, 2014 are as follows:

2013
Risk-free interest rate	2.1%
Expected volatility	60.0%
Expected life (in years)	6.25
Expected dividend yield	—

The risk-free interest rate assumption was based on the U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. The Company bases its estimate of expected volatility using volatility data from comparable public companies in similar industries and markets because there is currently limited public history for the Company’s common stock, and therefore, a lack of market-based company-specific historical and implied volatility information. The weighted-average expected life for employee options reflects the application of the simplified method, which represents the average of the contractual term of the options and the weighted-average vesting period for all option tranches. The simplified method has been used since the Company does not have sufficient historical exercise data to provide reasonable basis upon which to estimate expected term due to a limited history of stock option grants. The assumed dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future. In addition, the Company has estimated expected forfeitures of stock options based on management’s judgment due to the limited historical experience of forfeitures. The forfeiture rate was not material to the calculation of stock-based compensation expense. Unless otherwise determined by the Company’s board of directors, stock-based awards granted under the 2013 Plan, generally vest annually over a four-year period.

The following table provides a summary of the Company’s stock options as of March 31, 2014 and the stock option activity for all stock options granted under the 2013 Plan during the three months ended March 31, 2014 (dollars in thousands except exercise price):

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value(3)
Outstanding at December 31, 2013	5,619,671	$12.00
Granted	2,902	$12.12
Canceled	(208,100)	$12.00

Outstanding at March 31, 2014	5,414,473	$12.00	9.6	$5,468

Exercisable at March 31, 2014(1)	294,144	$12.00	9.6	$297
Expected to vest at March 31, 2014	5,027,874	$12.00	9.6	$5,078
Exercisable and expected to vest at March 31, 2014(2)	5,322,018	$12.00	9.6	$5,375

(1)	This represents the number of unvested options outstanding as of March 31, 2014, which has been reduced using an estimated forfeiture rate and are expected to vest in the future.
(2)	This represents the number of vested options as of March 31, 2014 plus the number of unvested options outstanding as of March 31, 2014, which has been reduced using an estimated forfeiture rate and are expected to vest in the future.
(3)	The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock on March 31, 2014 of $13.01 per share, or the date of exercise as appropriate, and the exercise price of the underlying options.

The following table provides a summary of the Company’s restricted stock award activity for the 2013 Plan during the three months ended March 31, 2014 (dollars in thousands except weighted-average grant date fair value price):

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2013	714,928	$12.00
Granted	60,723	$12.12
Canceled	(46,444)	$12.00

Non-vested at March 31, 2014	729,207	$12.01

The following table provides a summary of the Company’s restricted stock unit activity for the 2013 Plan during the three months ended March 31, 2014 (dollars in thousands except weighted-average grant date fair value price):

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2013	461,556	$12.00
Vested and unissued	(30,098)	$12.00

Non-vested at March 31, 2014	431,458	$12.00

All Plans

The following table presents total stock-based compensation expense recorded in the consolidated statement of operations and comprehensive loss for all 2012 restricted stock awards and units issued prior to the Company’s IPO in October 2013 and all awards granted under the 2013 Plan subsequent to the IPO (dollars in thousands):

	Three Months Ended March 31,
	2013	2014
Cost of revenue	$9	$132
Sales and marketing	40	368
Engineering and development	26	193
General and administrative	478	2,851

Total operating expense	$553	$3,544

The following table provides a summary of the unrecognized compensation expense for the Company’s 2012 restricted stock awards and units and the 2013 Plan awards by plan and type of award as of March 31, 2014 (dollars in thousands):

	Unrecognized Compensation Expense at March 31, 2014	Weighted Average Period To Be Recognized
2012 Plan Pre IPO Non-vested Awards	$1,129	2.0 years
2012 Plan Restricted Stock Unit Awards	$3,016	1.9 years
2013 Plan Stock Option Awards	$32,707	3.5 years
2013 Plan Restricted Stock Awards	$7,590	3.5 years
2013 Plan Restricted Stock Unit Awards	$5,151	3.6 years

11. Redeemable Non-controlling Interest

In connection with a 2013 equity investment in a privately held company based in the United Kingdom, where the Company acquired a controlling interest, the agreement provided for a put option, for the then non-controlling interest (“NCI”) shareholders to put the remaining equity interest to the Company within pre-specified put periods. As the NCI is subject to a put option that is outside the control of the Company, it is deemed redeemable non-controlling interest and not recorded in permanent equity, and is being presented as mezzanine redeemable non-controlling interest on the consolidated balance sheet, and is subject to the SEC guidance under ASC 480-10-S99, Accounting for Redeemable Equity Securities.

The difference between the $20.8 million initial fair value of the redeemable non-controlling interest and the value expected to be paid upon exercise of the put option is being accreted over the period commencing December 11, 2013, and up to the end of the first put option period, which commences on the eighteen month anniversary of the acquisition date. Adjustments to the carrying amount of the redeemable non-controlling interest are charged to additional paid-in capital. The estimated value of the redeemable non-controlling interest as of March 31, 2014 was $21.3 million. Non-controlling interest arising from the application of the consolidation rules is classified within the total stockholders’ equity with any adjustments charged to net loss attributable to non-controlling interest in a consolidated subsidiary in the consolidated statement of operations and comprehensive loss.

12. Income Taxes

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

The Company recognizes, in its consolidated financial statements, the effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The Company has no unrecognized tax positions at December 31, 2013 and March 31, 2014, that would affect its effective tax rate. The Company does not expect a significant change in the liability for unrecognized tax benefits in the next twelve months.

The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realization of deferred tax assets requires significant management judgment. In determining whether its deferred tax assets are more likely than not realizable, the Company evaluated all available positive and negative evidence, and weighted the evidence based on its objectivity. Evidence the Company considered included:

•	Net Operating Losses (“NOLs”) incurred from the Company’s inception to March 31, 2014;

•	Expiration of various federal and state tax attributes;

•	Reversals of existing temporary differences;

•	Composition and cumulative amounts of existing temporary differences; and

•	Forecasted profit before tax.

As of March 31, 2014, the Company is in a cumulative pre-tax book loss position for the past three years. The Company has generated significant NOLs since inception and as such it has no U.S. carryback capacity. The Company has a history of expiring state NOLs. The Company scheduled out the future reversals of existing deferred tax assets and liabilities and concluded that these reversals did not generate sufficient future taxable income to offset the existing net operating losses. After consideration of the available evidence, both positive and negative, the Company has recorded a valuation allowance of $55.8 million as of December 31, 2013. The provision for income taxes results from a combination of the activities of our domestic and foreign subsidiaries. For the three months ended March 31, 2013 and 2014, the Company has recognized a tax benefit of $12.1 million and tax expense of $3.4 million, respectively in the consolidated statements of operations and comprehensive loss. The income tax expense for the three months ended March 31, 2014 is primarily attributable to a provision for foreign taxes of $1.8 million and U.S. alternative minimum taxes of $0.6 million. The remaining balance of $1.0 million is primarily attributable to increase in deferred tax liabilities due to the differences in the accounting treatment of goodwill under U.S. GAAP and the tax accounting treatment for goodwill.

The provision (benefit) for income taxes shown on the consolidated statements of operations and comprehensive loss differs from amounts that would result from applying the statutory tax rates to income before taxes primarily because of state income taxes and certain permanent expenses that were not deductible, as well as the application of valuation allowances against U.S. and foreign assets.

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

Utilization of the NOL carry-forwards can be subject to an annual limitation due to the ownership percentage change limitations (“Section 382 limitation”). Ownership changes can limit the amount of net operating loss and other tax attributes that a company can use each year to offset future taxable income and taxes payable. In connection with a change in control in 2011 the Company was subject to Section 382 annual limitations of $77.1 million against the balance of NOL carry-forwards generated prior to the change in control in 2011. Through December 31, 2013 the Company accumulated the unused amount of Section 382 limitations in excess of the amount of NOL carry-forwards that were originally subject to limitation. Therefore these unused NOL carry-forwards are available for future use to offset taxable income. The Company is undertaking an analysis of changes in its ownership from 2011, through its initial public offering, to December 31, 2013. The preliminary conclusion is that there was not a Section 382 ownership change during this period and therefore the Company does not expect any NOLs generated through December 31, 2013, to be subject to any new Section 382 annual limitations on NOL carry-forwards. Therefore all unused NOL carry-forwards at December 31, 2013 are expected to be available for future use to offset taxable income.

13. Commitments and Contingencies

On February 28, 2014, the Company entered into a Master Service Agreement (the “Agreement”) with Ace Data Centers, Inc. Under the terms of the Agreement which is retroactively effective as of January 1, 2014 (the “Effective Date”), the Company will license space at a data center facility in Provo, Utah. The Agreement provides for a term of ten years from the Effective Date and has a total estimated financial obligation of $102.0 million over the ten year term, exclusive of certain fees and charges, including without limitation, non-recurring charges, late fees or other penalties, fees for additional bandwidth purchased by the Company and additional services not contemplated in the Agreement.

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

14. Related Party Transactions

The Company has various agreements in place with related parties. Below are details of related party transactions that occurred during the three months ended March 31, 2013 and 2014.

The Company has certain contracts with entities for outsourced services that are related parties. The ownership of these entities is held directly or indirectly by family members of the Company’s chief executive officer, who is also a director of the Company. For the three months ended March 31, 2013 and 2014, $1.4 million and $1.1 million, respectively, was recorded as expense in cost of revenue, $0.3 million and $0.2 million, respectively, was recorded in engineering and development expense, $0.0 million and $0.1 million, respectively, was recorded in sales and marketing expense, and $0.4 million and $0.1 million, respectively, was recorded in general and administrative expense, relating to services provided to the Company under these agreements.

The Company also has an agreement with an entity that provides a third-party security application that is sold by the Company. The entity is collectively majority owned by the Company’s chief executive officer, and two investors in the Company, one of whom is a director of the Company, and who are beneficial owners, directly and indirectly, of equity in the Company. For the three months ended March 31, 2013 and 2014, the Company recorded $0.7 million of expense for each period in cost of revenue related to this agreement.

15. Subsequent Events

With respect to the unaudited consolidated financial statements as of and for the three months ended March 31, 2014, the Company performed an evaluation of subsequent events through the date of this filing.

On April 30, 2014, the Company paid the $55.3 million balance on the promissory note in connection with the acquisition of Directi bringing the total paid for the Directi transaction to $106.3 million. The Company estimates the remaining portion of payments for Directi to be an additional $2.9 million which will bring the total purchase price for Directi to $109.2 million.

In addition, in connection with the acquisition of Directi, the Company may be obligated to make additional aggregate payments of up to a maximum of approximately $62.0 million, subject to specified terms, conditions and operational contingencies. The Company has paid $3.8 million of this amount in connection with the purchase of certain domain names by a subsidiary of the Company from a company associated with the founders of Directi Holdings pursuant to an agreement entered into as of April 30, 2014.

On May 2, 2014, the Company made a strategic investment of $15.0 million in Automattic, an entity that provides content management systems associated with Wordpress. The investment represents less than 5% of the outstanding shares of Automattic and better aligns the company with one of its most important partners.

The Company funded these payments utilizing cash on hand, cash flow from operations and use of its revolving credit facility.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue;” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below, among others. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We are a leading provider of cloud-based platform solutions designed to help small and medium-sized businesses, or SMBs, succeed online. Leveraging our proprietary technology platform, we serve over 3.6 million subscribers globally with a comprehensive and integrated suite of over 150 products and services that help SMBs get online, get found and grow their businesses. The products and services available on our platform include domains, website builders, web hosting, email, security, backup, search engine optimization, or SEO, and search engine marketing, or SEM, social media services, website analytics, and productivity and e-commerce solutions.

We deliver these products and services to our subscribers through an integrated technology platform that enables the delivery of cloud-based products and services in an easy to use, intuitive and cost-effective manner. Over our 17 year history, we have honed and refined our platform to amass significant insights into the needs and aspirations of our subscribers. This allows us to engage our subscribers in timely and compelling ways, driving significant business value for them. We believe that our platform delivers these solutions quickly, reliably and safely and that these strengths and capabilities help us attract and retain high quality subscribers who view their web presence as mission critical. These high quality subscribers then demand high quality products which we seek to upsell to them over a sustained period of time.

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

Our Multi-Product, Multi-Engagement Approach. Once we get our subscribers online, we offer them a comprehensive and integrated suite of over 150 products and services that helps them get found and grow their businesses. We use our technology and proprietary data and analytics to identify subscriber needs and opportunities based on type of business, length of time in business, geography, products and services previously purchased from us and various other factors. This allows us to proactively engage with our subscribers in a timely manner through a variety of customer engagement channels. Using this multi-product, multi-engagement approach, we have been able to steadily increase our average revenue per subscriber, or ARPS, by selling additional products and services to our subscribers throughout their subscription period.

Our approach to addressing the needs of SMBs and meeting the challenges of serving the SMB market has enabled us to grow rapidly, to create long-term subscriber relationships and to build an attractive business model that generates substantial cash flow.

First Quarter Results

Our revenue for the three months ended March 31, 2013 and March 31, 2014 was $122.7 million and $145.7 million, respectively, representing year-over-year growth of 19% while our net losses were $21.7 million and $19.3 million, respectively, and our Adjusted EBITDA was $58.1 million and $59.1 million, respectively, representing year-over-year growth of approximately 2%. During the same three month periods, our unlevered free cash flow, or UFCF, was $45.1 million and $49.0 million, respectively, representing year-over-year growth of 9%, while our free cash flow, or FCF, was $24.1 million and $35.5 million, respectively, representing year-over-year growth of 47%.

Our revenue growth during the three months ended March 31, 2014 resulted from increases in our two key growth drivers, total subscribers and ARPS. We added 101,000 net new subscribers during the quarter before the impact of Directi, which added another 51,000 subscribers to our base, bringing the total number of subscribers on our platform to over 3.6 million. During the quarter, ARPS grew $1.28 from $12.90 at the end of the first quarter of 2013 to $14.18. Excluding the impact of Directi, our ARPS grew to $13.45 or $0.55 greater than the first quarter of 2013. The growth in both total subscribers and ARPS during the quarter was driven by increased investments in marketing, combined with strong renewals and product adoption rates.

Growth in Adjusted EBITDA on a year-over-year basis was impacted by the additional costs we incurred related to becoming a public company, as well as by our increased investments in marketing as compared to the first quarter of 2013. In 2013, our marketing expenditures were lower due to our focus on integrating our 2012 acquisitions of Homestead and HostGator into our technology platform. Typically, when we are integrating technology platforms, we curtail marketing spend and subscriber additions. Following the completion of the technology integration at the end of 2013, we have begun re-investing in marketing. We have also explored new ways to on-board subscribers such as through lead-in products like back-up and storage and have increased marketing related to products. We believe these additional marketing investments will position us for continued growth in subscribers and ARPS. While these investments are generally neutral on a cash flow basis in the first year, we expect based on our experience that they will become cash flow generative over the lifetime of the product renewal cycle.

Year-over year growth in UFCF was favorably impacted by the reduction in capital expenditures following the completion of the integration of Homestead and HostGator into our technology platform.

FCF grew 47% over the first quarter of 2013, as we benefited from economies of scale and reduced financing costs as a result of our November 2013 bank debt refinancing.

Growth Strategy

We believe total subscribers and ARPS will continue to be the key drivers of our revenue growth in the future, and we intend to drive growth in both of these metrics by leveraging the strengths of our approach to serving the SMB market.

Increasing Total Subscribers

We plan to increase total subscribers by continuing to invest in our multi-channel, multi-brand approach. We expect to continue to develop and refine our multiple subscriber acquisition channels, including our word of mouth referrals, our referral and reseller network, our partnership with Google and other strategic partners, as well as by expanding our geographic footprint and our internationally-sourced revenues, particularly in emerging markets, as more and more SMBs in these markets come online due to wider availability of internet infrastructure and mobile connectivity. The Directi acquisition has allowed us to expand our reach in these markets. Bluehost China went live in the first quarter, and we expect to develop and launch Bluehost and HostGator sites in several countries, including India, Turkey and Russia, during the second half of 2014. We are planning to add to our portfolio of brands, both organically and through acquisitions, to target specific segments of the SMB market.

Increasing Average Revenue per Subscriber

We plan to increase ARPS through our multi-product, multi-engagement approach by offering our subscribers additional products and services, particularly higher value items such as advanced hosting services, mobile and productivity solutions and professional services. As part of these efforts, we expect to continue to enhance our technology platform and services delivery architecture by investing in new data center space and capacity, new gear and the development of intellectual property. We also plan to build out our cloud-based applications and services to help us upsell to more price conscious subscribers in emerging markets as well as to increase the penetration of subscribers in mature markets. We also intend to invest in our domain business to take advantage of the impending availability of nearly 700 new top level domains, or nTLDs. By standardizing Directi’s domain-management platform across our existing brands, we expect to be able to better service our existing domains and more quickly make nTLDs available to our subscribers. Finally, we expect to expand our points of subscriber engagement to create additional opportunities to educate our subscribers about the value of our solutions, and to allow them to more easily access our products and services.

ARPS, Adjusted EBITDA, UFCF and FCF are non-GAAP financial measures. For more information regarding ARPS, Adjusted EBITDA, UFCF and FCF and a reconciliation of these measures to the most directly comparable financial measures calculated and presented in accordance with GAAP, see “Non-GAAP Financial Measures and Key Metrics” below.

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

The following table, which includes Directi for the three months ended March 31, 2014, summarizes these non-GAAP financial measures and key metrics for the periods presented (all data in thousands, except average revenue per subscriber and monthly recurring revenue retention rate):

	Three Months Ended March 31,
	2013	2014
Financial and other metrics:
Total subscribers	3,315	3,654
Average revenue per subscriber	$12.90	$14.18
Monthly recurring revenue retention rate	99%	99%
Adjusted net income	$42,668	$32,910
Adjusted EBITDA	$58,126	$59,127
Unlevered free cash flow	$45,141	$48,998
Free cash flow	$24,119	$35,471

Total Subscribers

We define total subscribers as those that, as of the end of a period, are subscribing directly to our web presence solutions on a paid basis. Historically, in calculating total subscribers, we include the number of end-of-period subscribers we added through business acquisitions as if those subscribers had subscribed with us since the beginning of the period presented. Beginning with the first quarter of 2014 we will include subscribers we add through business acquisitions from the date of the relevant acquisition. We do not include in total subscribers, accounts that access our solutions via resellers or purchase only domain names from us. Subscribers of more than one brand are counted as separate subscribers. We believe total subscribers is an indicator of the scale of our platform and our ability to expand our subscriber base, and is a critical factor in our ability to monetize the opportunity we have identified in serving the SMB market.

During the three months ended March 31, 2014, we organically added over 101,000 net new subscribers. The increase in organic subscriptions is primarily as a result of growth in the market for our products and services, referrals, expanding our sales and our support organizations and training them to better utilize our data and analytical capabilities. In addition to our organic growth in subscribers, upon closing the acquisition of Directi, we acquired a base of over 51,000 subscribers bringing our total subscribers on platform to over 3.6 million as of March 31, 2014 versus 3.3 million as of March 31, 2013. The Directi subscriber base includes a significant number of resellers which impacts the total amount of Directi’s contribution to total subscribers.

Average Revenue per Subscriber

Average revenue per subscriber, or ARPS, is a non-GAAP financial measure that we calculate as the amount of revenue we recognize in a period divided by the average of the number of total subscribers at the beginning of the period and at the end of the period. In calculating ARPS, we exclude the impact of any fair value adjustments to deferred revenue resulting from acquisitions. Historically, we adjust the amount of revenue to include the revenue generated from subscribers we added through business acquisitions as if those acquired subscribers had been our subscribers since the beginning of the period presented. Beginning with the first quarter of 2014 we will adjust the amount of revenue to include the revenue generated from subscribers we add through business acquisitions from the date of the relevant acquisition. We believe including revenue from acquired subscribers in this manner provides a useful comparison of the organic revenue generated per subscriber from period to period. We believe ARPS is an indicator of our ability to optimize our mix of products and services and pricing, and sell products and services to new and existing subscribers.

ARPS increased from $12.90 as of March 31, 2013 to $14.18 as of March 31, 2014. Excluding the impact of Directi, ARPS increased from $12.90 as of March 31, 2013 to $13.45 as of March 31, 2014. This $0.55 increase in ARPS was a result of increasing demand for our solutions as we made good progress with product adoption rates from both new and existing subscribers. We expect ARPS to increase as we increase sales to existing and new subscribers by offering additional products and services, expanding our points of subscriber engagement and by facilitating easier access to our solutions. The Directi subscriber base includes a significant number of resellers which impacts the total amount of Directi’s contribution to ARPS.

The following table reflects the reconciliation of ARPS to revenue calculated in accordance with GAAP (all data in thousands, except ARPS data):

	Three Months Ended March 31,
	2013	2014
Revenue	$122,741	$145,750
Purchase accounting adjustment	3,276	7,021
Pre-acquisition revenue from acquired properties	512	—

Adjusted revenue	$126,529	$152,771

Total subscribers	3,315	3,654
ARPS	$12.90	$14.18
Adjusted revenue attributable to Directi	—	9,460
Adjusted revenue excluding Directi	$126,529	$143,311
Total subscribers excluding Directi	3,315	3,603
ARPS excluding Directi	$12.90	$13.45

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

Our adjusted net income decreased from $42.7 million for the three months ended March 31, 2013 to $32.9 million for the three months ended March 31, 2014. This decrease was primarily due to a deferred tax benefit in the three months ended March 31, 2013 of $12.5 million before we recorded a valuation allowance in a later period in 2013, offset by an income tax charge of $0.4 million. In the three month period ended March 31, 2014 we recorded a deferred tax expense of $1.0 million and additional domestic and foreign income taxes of $2.4 million. The decrease in our adjusted net income was also in part due to a higher depreciation charge of $3.1 million in the three months ended March 31, 2014 as a result of expanding our business and data center infrastructure as we migrated customers from our 2012 acquisitions of HostGator and Homestead into our platform. The decrease in our adjusted net income was offset by lower interest expense of $8.1 million primarily due to our lower effective interest rate on our term loan debt, following our refinancing in November 2013.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that we calculate as adjusted net income plus interest expense, depreciation, and income tax expense (benefit). We manage our business based on the cash collected from our subscribers and the cash required to acquire and service those subscribers. We believe highlighting cash collected and cash spent in a given period provides insight to an investor to gauge the overall health of our business. Under GAAP, although subscription fees are paid in advance, we recognize the associated revenue over the subscription term, which does not fully reflect short-term trends in our operating results.

After adjusting both periods for the impact of the changes in deferred tax, depreciation and interest expense, as described above under adjusted net income, Adjusted EBITDA increased by $1.0 million from $58.1 million for the three months ended March 31, 2013 to $59.1 million for the three months ended March 31, 2014. The increase in Adjusted EBITDA was primarily a result of increases in the number of subscribers on our platform, an increase in ARPS and achieving greater scale benefits. This was offset by incremental people and infrastructure related costs required to operate as a public company as well as increased marketing spend, which impacted our Adjusted EBITDA growth quarter over quarter.

Unlevered Free Cash Flow

Unlevered free cash flow, or UFCF, is a non-GAAP financial measure that we calculate as Adjusted EBITDA plus change in operating assets and liabilities (other than deferred revenue) net of acquisitions, less capital expenditures and income taxes excluding deferred tax. We believe the most useful indicator of our operating performance is the cash generating potential of our company prior to any accounting charges related to our acquisitions. We also invest in marketing, our largest operating expense, which may increase or decrease in a given period, depending on the cost of attracting new subscribers to our solutions. We also believe that because our business has meaningful data center and related infrastructure requirements, the level of capital expenditures required to run our business is an important factor for investors. We believe UFCF is a useful measure that captures the effects of these issues.

UFCF increased from $45.1 million in the three months ended March 31, 2013 to $49.0 million in the three months ended March 31, 2014. This increase was primarily the result of lower capital expenditures offset by an increase in marketing and tax expense. While growth in new subscriber revenue is typically offset by marketing expense in the first year of subscription, these investments in marketing are generally neutral on a cash flow basis in the first year. In our experience, these investments become cash flow generative over the lifetime of the product renewal cycle. We expect that these investments will be contributing to cash flow starting in 2015 as subscribers remain on platform, renew their subscription and buy additional products with minimal further marketing investment.

Free Cash Flow

Free cash flow, or FCF, is a non-GAAP financial measure that we calculate as unlevered free cash flow less interest expense. We believe that this presentation of free cash flow provides investors with an additional indicator of our ability to generate positive cash flows after meeting our obligations with regard to payment of interest on our outstanding indebtedness.

FCF increased from $24.1 million for the three months ended March 31, 2013 to $35.5 million for the three months ended March 31, 2014. The increase in FCF was primarily due to realizing economies of scale in the business and reduced financing costs following our IPO. This included reducing our overall term loan bank debt and a reduction in our effective interest rate as a result of our debt refinancing which occurred in November 2013. We expect our FCF to continue to benefit in future periods from the reduction in our term loan interest expense based on the current loan balance and interest rates.

The following table reflects the reconciliation of Adjusted net income, Adjusted EBITDA, Unlevered Free Cash Flow and Free Cash Flow to net loss calculated in accordance with GAAP (all data in thousands):

	Three Months Ended March 31,
	2013	2014
Net loss	$(21,728)	$(22,469)
Stock-based compensation	553	3,544
(Gain) loss on sale of property and equipment	(13)	6
(Gain) loss of unconsolidated entities	(137)	(21)
Amortization of intangible assets	26,070	24,079
Amortization of deferred financing costs	53	19
Changes in deferred revenue (inclusive of impact of purchase accounting)	19,725	25,392
Transaction expenses and charges	3,841	1,363
Integration and restructuring expenses	16,259	3,196
Tax-affected impact of adjustments	(1,955)	(2,199)

Adjusted net income	$42,668	$32,910

Depreciation	3,925	7,046
Income tax expense (benefit)	(10,106)	5,638
Interest expense, net (net of impact of amortization of deferred financing costs)	21,639	13,533

Adjusted EBITDA	$58,126	$59,127

Change in operating assets and liabilities, net of acquisitions	(1,013)	(579)
Capital expenditures (1)	(11,505)	(7,088)
Income tax (excluding deferred tax)	(467)	(2,462)

Unlevered free cash flow	$45,141	$48,998

Net cash interest paid (net of change in accrued loan interest)	(21,022)	(13,527)

Free cash flow	$24,119	$35,471

(1)	Capital expenditures during the three months ended March 31, 2014, includes $0.9 million of payments under a three year capital lease for software of $11.7 million beginning in January 2014. The remaining balance on the capital lease is $10.8 million.

The following table provides a reconciliation of changes in deferred revenue (inclusive of impact of purchase accounting), included in Adjusted EBITDA to changes in deferred revenue in our consolidated statements of cash flows (all data in thousands):

	Three Months Ended March 31,
	2013	2014
Changes in deferred revenue (inclusive of impact of purchase accounting)	$19,725	$25,392
Application of purchase accounting for the Directi acquisition:
Impact of reduced fair value of deferred domain registration costs	—	6,002

Changes in deferred revenue in consolidated statements of cash flows	$19,725	$31,394

The following table provides a reconciliation of change in operating assets and liabilities, net of acquisitions, included in UFCF to the changes in operating assets and liabilities in our consolidated statements of cash flows (all data in thousands):

	Three Months Ended March 31,
	2013	2014
Change in operating assets and liabilities, net of acquisitions	$(1,013)	$(579)
Application of purchase accounting for the Directi acquisition:
Impact of reduced fair value of deferred domain registration costs	—	(6,002)

Change in operating assets and liabilities, excluding deferred revenue, in consolidated statements of cash flows	$(1,013)	$(6,581)

The following table provides a reconciliation of income tax expense (benefit) included in FCF to the income tax expense (benefit) in our consolidated statements of operations and comprehensive loss and to the income taxes paid amount in our consolidated statements of cash flows (all data in thousands):

	Three Months Ended March 31,
	2013	2014
Income tax expense (benefit)	$(10,106)	$5,638
Tax-affected impact of adjustments	(1,955)	(2,199)

Income tax expense (benefit) in consolidated statement of operations and comprehensive loss	$(12,061)	$3,439

Less: change in deferred tax benefit (expense)	12,528	(977)

Income tax (excluding deferred tax)	$467	$2,462

Increase in accrued income taxes	(214)	(2,215)

Income taxes paid in consolidated statements of cash flows	$253	$247

The following table provides a reconciliation of net interest expense included in FCF to net interest in our consolidated statement of operations and comprehensive loss and to interest paid in our consolidated statement of cash flows (all data in thousands):

	Three Months Ended March 31,
	2013	2014
Interest expense, net (net of impact of deferred financing costs)	$21,639	$13,533
Amortization of deferred financing costs	53	19

Income tax expense (benefit) in consolidated statements of operations and comprehensive loss	$21,692	$13,552

Less:
Amortization of deferred financing costs	(53)	(19)
Amortization of net present value of deferred consideration	(579)	(5)
(Increase) decrease in accrued interest	899	484
Interest income	12	83

Interest paid in consolidated statements of cash flows	$21,971	$14,095

The following table provides the three major categories of the statement of our cash flows, calculated in accordance with GAAP (all data in thousands):

	Three Months Ended March 31,
	2013	2014
Cash flows provided by operating activities	$15,486	$37,987
Cash flows used in investing activities	$(13,677)	$(24,580)
Cash flows used in financing activities	$(7,145)	$(28,616)

The following table reflects the reconciliation of cash flows from operating activities (“operating cash flow”) to free cash flow (all data in thousands):

	Three Months Ended March 31,
	2013	2014
Operating cash flow	$15,486	$37,987
Less:
Capital expenditures and capital lease obligations	(11,505)	(7,088)
Plus:
Costs excluded in free cash flow net of costs also excluded in operating cash flow:
Transaction expenses and charges	3,879	1,376
Integration and restructuring expenses	16,259	3,196

Free cash flow	$24,119	$35,471

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

Gross Profit

Gross profit is the difference between revenue and cost of revenue. Gross profit has fluctuated from period to period in large part as a result of revenue and cost of revenue adjustments from purchase accounting impacts related to acquisitions, as well as revenue and cost of revenue impacts from growth in our business. With respect to revenue, the application of purchase accounting requires us to record purchase accounting adjustments for acquired deferred revenue, which reduces the revenue recorded from acquisitions. With respect to cost of revenue, the application of purchase accounting requires us to defer domain registration costs, which reduces cost of revenue and record long-lived assets at fair value, which increases cost of revenue through an increase in amortization expense over the estimated useful life of the long-lived assets. In addition, our revenue and our cost of revenue have increased in recent years as our subscriber base has expanded. For a new subscriber that we bring on to our platform, we typically recognize revenue over the term of the subscription, even though we collect the subscription fee at the initial billing. As a result, our gross profit may be affected by the prices we charge for our subscriptions, as well as by the number of new subscribers and the terms of their subscriptions. We expect our gross profit to increase in absolute dollars in future periods while our gross profit margin may increase or decrease.

Operating Expense

We classify our operating expense into three categories: sales and marketing, engineering and development, and general and administrative.

Sales and Marketing. Sales and marketing expense primarily consists of costs associated with payments to our network of partners, SEM and SEO, general awareness and brand building activities, as well as the cost of employees engaged in sales and marketing activities. Sales and marketing expense also includes costs associated with sales of products. In the last fiscal quarter of 2013 we broadened our investment in marketing expense to include new channels for acquiring subscribers through lead in products like storage and backup. In the three months ended March 31, 2014, we increased our investment in marketing and ramped up our investment in product marketing.

Sales and marketing expense includes stock-based compensation expense for employees engaged in sales and marketing activities. We expect sales and marketing expense to increase in absolute dollars in future periods as we continue to expand our business and increase our sales efforts. We also expect sales and marketing expense to be our largest category of operating expense for the foreseeable future as we continue with our plans to develop and grow additional subscriber acquisition channels. Sales and marketing expense as a percentage of revenue may increase or decrease in a given period, depending on the cost of attracting new subscribers to our solutions (our subscriber acquisition costs), changes in how we invest in different subscriber acquisition channels, changes in how we approach search engine marketing and search engine optimization and the extent of general awareness and brand building activities we may undertake as well as the efficiency of our sales force.

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

We believe that our critical accounting policies and estimates are the assumptions and estimates associated with the following:

•	revenue recognition,

•	goodwill,

•	long-lived assets,

•	depreciation,

•	amortization,

•	income taxes,

•	stock-based compensation arrangements.

There have been no material changes to our critical accounting policies since December 31, 2013. For further information on our critical accounting policies and estimates, see Note 2 to the consolidated financial statements appearing in Part I. Item 1. in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on February 28, 2014.

Results of Operations

The following tables set forth our results of operations for the periods presented (all data in thousands). The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended March 31,
	2013	2014
	(unaudited)
Revenue	$122,741	$145,750
Cost of revenue	87,208	89,191

Gross profit	35,533	56,559

Operating expense:
Sales and marketing	28,531	41,624
Engineering and development	6,140	4,953
General and administrative	13,096	15,481

Total operating expense	47,767	62,058

Loss from operations	(12,234)	(5,499)
Total other expense, net	(21,692)	(13,552)

Loss before income taxes and equity earnings of unconsolidated entities	(33,926)	(19,051)
Income tax expense (benefit)	(12,061)	3,439

Loss before equity earnings of unconsolidated entities	(21,865)	(22,490)

Equity income of unconsolidated entities, net of tax	(137)	(21)

Net loss	$(21,728)	$(22,469)

Net loss attributable to non-controlling interest	—	(3,184)

Net loss attributable to Endurance International Group Holdings, Inc.	$(21,728)	$(19,285)

Comparison of Three Months Ended March 31, 2013 and 2014

Revenue

	Three Months Ended March 31,		Change
	2013	2014	Amount	%
Revenue	$122,741	$145,750	$23,009	19%

Revenue increased by $23.0 million, or 19%, from $122.7 million for the three months ended March 31, 2013 to $145.7 million for the three months ended March 31, 2014. Of this increase, $2.5 million was related to revenues from our acquisition of Directi and $20.5 million was primarily due to an increase in subscribers on our platform as we added lead-in products such as back-up and storage and focused on marketing, an increase in demand for our solutions from both new and existing subscribers and increases in prices paid by our subscribers at renewals or after expiration of promotional periods. Consistent with our plans, as we completed the integration of the 2012 acquisitions of HostGator and Homestead onto our common integrated technology platform, we were able to increase our marketing spend and drive additional subscribers and also enhance the promotion of our products and services through improved business insight and analytics offered through the integrated technology platform.

Cost of Revenue

	Three Months Ended March 31,
	2013		2014		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of revenue	$87,208	71%	$89,191	61%	$1,983	2%

Cost of revenue increased by $2.0 million, or 2%, from $87.2 million for the three months ended March 31, 2013 to $89.2 million for the three months ended March 31, 2014. Of this increase, $3.2 million, which included an amortization charge of $1.0 million, was attributable to the Directi businesses we acquired on January 23, 2014, $2.9 million was due to an increase in depreciation expense as a result of expanding our data center infrastructure during 2012 and 2013, $1.8 million was related to an increase in domain registration costs and $1.6 million was attributable to costs of third party services. Stock-based compensation expense increased by approximately $0.1 million from $9,000 for the three months ended March 31, 2013 to $0.1 million for the three months ended March 31, 2014. These increases were partially offset by a decrease in data center expenses of $4.6 million resulting from the migration of HostGator and Homestead subscribers into our platform and a $3.0 million decrease in amortization expense.

Gross Profit

	Three Months Ended March 31,
	2013		2014		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Gross profit	$35,533	29%	$56,559	39%	$21,026	59%

Gross profit increased by $21.0 million, from $35.5 million for the three months ended March 31, 2013 to $56.5 million for the three months ended March 31, 2014. This increase was primarily attributable to increases in our subscriber base due to expansion in our business and our monetization of those subscribers. Our gross profit as a percentage of revenue increased by 10 points, (or from 29% for the three months ended March 31, 2013 to 39% for the three months ended March 31, 2014). The increase in our gross profit as a percentage of revenue, quarter over quarter, was primarily attributable to the purchase accounting impacts related to the acquisitions of the HostGator and Homestead businesses in 2012, as well as the revenue and cost of revenue impacts from growth in our business. The application of purchase accounting requires us to record all acquired assets and liabilities, including deferred revenue and deferred costs at fair value which typically results in a lower book value at the date of acquisition. In addition, we record the fair value of long-lived assets which we amortize over their estimated useful lives.

Operating Expense

	Three Months Ended March 31,
	2013		2014		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Sales and marketing	$28,531	23%	$41,624	29%	$13,093	46%
Engineering and development	6,140	5%	4,953	3%	(1,187)	(19)%
General and administrative	13,096	11%	15,481	11%	2,385	18%

Total	$47,767	39%	$62,058	43%	$14,291	30%

Sales and Marketing. Sales and marketing expense increased by $13.1 million, or 46%, from $28.5 million for the three months ended March 31, 2013 to $41.6 million for the three months ended March 31, 2014. In addition to investing in marketing expense for the acquisition of new subscribers, we are increasing our investing in product marketing. In the three months ended March 31, 2014, $8.3 million of the increased expense included investing in additional marketing that targets sales of product and $2.0 million related to direct marketing expense to increase our number of subscribers. Also, $1.7 million of the increase was related to expansion of the direct sales teams and their sales commission expense, $0.6 million was due to an increase in payroll and benefits and $0.3 million related to stock-based compensation expense, which increased from $40,000 for the three months ended March 31, 2013 to $0.3 million for the three months ended March 31, 2014, and $0.2 million related to an increase in depreciation expense.

Engineering and Development. Engineering and development expense decreased by $1.2 million, or 19%, from $6.1 million for the three months ended March 31, 2013 to $4.9 million for the three months ended March 31, 2014. Of this decrease, $1.3 million was due to rationalizing costs and realizing synergies from integrating our 2012 and 2013 acquisitions. This was partially offset by a $0.1 million increase in stock-based compensation expense from $0.1 million for the three months ended March 31, 2013 to $0.2 million for the three months ended March 31, 2014.

General and Administrative. General and administrative expense increased by $2.4 million, or 18%, from $13.1 million for the three months ended March 31, 2013 to $15.5 million for the three months ended March 31, 2014. Of this increase, $2.4 million was attributable to increased stock-based compensation expense, which increased from $0.5 million for the three months ended March 31, 2013 to $2.9 million for the three months ended March 31, 2014 as we granted IPO stock awards. In addition, $1.3 million was attributable to increased expense associated with payroll and benefits and $0.6 million was attributable to other operational costs. These increases were offset by a $1.9 million decrease in transaction expenses. We incurred higher transaction costs in the three months ended March 31, 2013 primarily related to acquisitions in Brazil and India.

Net Interest Income (Expense)

	Three Months Ended March 31,		Change
	2013	2014	Amount	%
Net interest income (expense)	$(21,692)	$(13,552)	$8,140	38%

Net interest expense decreased by $8.1 million, or 38%, from $21.7 million for the three months ended March 31, 2013 to $13.6 million for the three months ended March 31, 2014. Of this decrease $7.7 million is due to lower interest expense resulting from our debt refinancing activities in November 2013, which lowered our aggregate notes payable and our effective interest rates. The decrease is also due to a $0.6 million reduction in the accretion of present value for the deferred consideration and deferred bonus payments related to the HostGator acquisition, which was paid in January 2014. These decreases were partially offset by an increase of $0.1 million related to capitalized lease obligations which were entered into during the three months ended March 31, 2014.

Income Tax Expense (Benefit)

	Three Months Ended March 31,		Change
	2013	2014	Amount	%
Income tax expense (benefit)	$(12,061)	$3,439	$15,500	129%

The benefit for income taxes for the three months ended March 31, 2013 decreased by $15.5 million, or 129%, from $12.1 million benefit for the three months ended March 31, 2013 to $3.4 million expense for the three months ended March 31, 2014. The decrease includes a net increase in our state and foreign income tax expense of $2.0 million and a net increase in our deferred tax expense of $13.5 million. The decrease in our deferred tax benefit from March 31, 2013 to March 31, 2014 primarily relates to the establishment of a valuation allowance in the second quarter of 2013. In both periods, we had nondeductible expenses primarily related to stock-based compensation, transaction costs and interest.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations since inception primarily with cash flow generated by operations and borrowings under credit facilities. In October 2013, we also raised funds from our initial public offering and used a portion of the net proceeds to reduce our overall indebtedness by $148.8 million.

As of March 31, 2014, we had cash and cash equivalents totaling $51.8 million and negative working capital of $234.2 million. In addition, we had approximately $1,044.8 million of indebtedness outstanding under our first lien term loan facility. In April 2014 we made an initial draw-down against our revolving credit facility in connection with funding our Directi acquisition.

Cash and Cash Equivalents

As of March 31, 2014, our cash and cash equivalents were primarily held for working capital purposes and for required principal and interest payments under our indebtedness. A majority of our cash and cash equivalents was held in operating accounts. Our future capital requirements will depend on many factors including, but not limited to, our growth rate, the continued expansion of sales and marketing activities, the introduction of new and enhanced products and services, market acceptance of our solutions, acquisitions and our gross profits and operating expenses. We believe that our current cash and cash equivalents and operating cash flows will be sufficient to meet our anticipated working capital and capital expenditure requirements as well as our required principal and interest payments under our indebtedness, for at least the next 12 months.

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods (all data in thousands):

	Three Months Ended March 31,
	2013	2014
Purchases of property and equipment	$(11,505)	$(6,203)
Principal payments on capital lease obligations	—	(885)
Depreciation	3,925	7,046
Amortization	26,702	24,103
Cash flows provided by operating activities	15,486	37,987
Cash flows used in investing activities	(13,677)	(24,580)
Cash flows used in financing activities	(7,145)	(28,616)

Capital Expenditures

Our capital expenditures on purchase of property and equipment for the three months ended March 31, 2013 and 2014 were $11.5 million and $6.2 million, respectively. The higher expenditure in the three months ended March 31, 2013, included a significant and extraordinary investment in data center infrastructure to support the migration of subscribers from the 2012 HostGator acquisition to our systems. In addition, our capital expenditures during the three months ended March 31, 2014, includes $0.9 million of principal payments under a three year capital lease for software of $11.7 million beginning in January 2014. The remaining balance payable on the capital lease is $10.8 million. We did not have any capital lease obligations in the three months ended March 31, 2013. We expect our total capital expenditures to increase consistent with revenue growth as we expand our business.

Depreciation

Our depreciation expense for the three months ended March 31, 2013 and 2014 increased from $3.9 million to $7.0 million. This increase was primarily due to expansion in our business by on-boarding acquisitions as well as investments in data center infrastructure as described above and leasehold improvements. The leasehold improvements were associated with new operating leases as we expanded and revamped our presence in Arizona, Utah, Texas, and Massachusetts.

Amortization

Our amortization expense, which includes amortization of other intangible assets, amortization of deferred financing costs and amortization of net present value of deferred consideration, decreased by $2.6 million from $26.7 million for the three months ended March 31, 2013 to $24.1 million for the three months ended March 31, 2014. Of this decrease in amortization expense, $2.0 million was primarily due to lower expenses associated with customer relationships and trademarks related to acquisitions that occurred prior to March 31, 2013, partially offset by the increase of amortization expense related to intangible assets of businesses that have been acquired since December 1, 2013. The remaining $0.6 million was attributable to lower amortization expense of net present value of deferred consideration as a result of our acquisition of HostGator in July 2012, which had deferred consideration payments payable twelve and eighteen months after the date of the acquisition. The final payment was made in January 2014.

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

Net cash provided by operating activities was $38.0 million in the three months ended March 31, 2014 which consisted of a net loss of $22.5 million, offset by non-cash charges of $35.6 million, and a net change of $24.9 million in our operating assets and liabilities. The net change in our operating assets and liabilities included an increase in deferred revenue of $31.4 million.

Net cash provided by operating activities was $15.5 million in the three months ended March 31, 2013 which consisted of a net loss of $21.7 million, offset by non-cash charges of $18.5 million and a net change of $18.7 million in our operating assets and liabilities. The net change in our operating assets and liabilities included an increase in deferred revenue of $19.7 million.

Investing Activities

Cash flows used in investing activities consists primarily of purchase of property and equipment, acquisition consideration payments, and changes in restricted cash balances.

The majority of the cash used in the three months ended March 31, 2014 was to fund $18.1 million, net of cash acquired related to the purchase consideration for our acquisition of Directi. We also used $6.2 million of cash to purchase property and equipment and deposited $0.3 million with a payment processor.

The majority of the cash used during the three months ended March 31, 2013 was to purchase $11.5 million of property and equipment, in particular for the migration of HostGator subscribers as previously described above under Capital Expenditures. We also used $2.5 million, net of cash acquired, for initial consideration for an acquisition in Brazil. This was partially offset by a $0.3 million return of restricted cash held by a payment processor.

Financing Activities

Cash flow from financing activities consists primarily of the net change in our overall indebtedness, payment of associated financing costs, payment of deferred consideration for our acquisitions and the issuance or repurchase of equity.

During the three months ended March 31, 2014, cash flows used in financing activities was $28.6 million, which includes $24.5 million of deferred consideration paid, the majority of which was for our HostGator acquisition, a quarterly principal payment of $2.6 million, $0.9 million of principal payments related to capital lease obligations and $0.6 million of payments related to issuance costs from our initial public offering which were unpaid as of December 31, 2013. During the three months ended March 31, 2014, we entered into a three year capital lease agreement for $11.7 million for software licenses which require principal payments of approximately $0.9 million each quarter in 2014.

During the three months ended March 31, 2013, cash flow used in financing activities net of repayments was $7.1 million. We drew $9.0 million from our revolving credit facility and subsequently repaid $13.0 million under that facility, as well as $2.0 million under our first lien term loan facility. In addition, we paid $1.1 million of deferred consideration obligations for 2012 acquisitions.

We believe that our existing cash and cash equivalents, our cash flows from operations and use of our revolving credit facility will be sufficient to meet the maximum payment obligations related to the Directi acquisition.

Credit Facility Borrowings

As of March 31, 2014, we had $1,044.8 million outstanding under our first lien term loan facility and there were no amounts outstanding under our $125.0 million revolving credit facility.

Our first lien term loan facility matures on November 9, 2019 and our revolving credit facility matures on December 22, 2016. Under our first lien term loan facility, we are required to make quarterly principal payments of $2.6 million.

As of March 31, 2014, the LIBOR-based interest rates on our first lien term loan facility and revolving credit facility were 5.00% and 7.75%, respectively, and the alternate base rate on the revolving credit facility was 8.50%. For more detail, see Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Sensitivity” of this Quarterly Report on Form 10-Q.

Net Operating Loss Carry-Forwards

As of December 31, 2013, we had net operating loss, or NOL, carry-forwards available to offset future U.S. federal taxable income of approximately $214.2 million and future state taxable income by approximately $152.8 million. These NOL carry-forwards expire on various dates through 2033. As of December 31, 2013, we had NOL carry-forwards in foreign jurisdictions available to offset future foreign taxable income by approximately $33.7 million, including approximately $2.1 million in NOL carry-forwards that expire in 2021 and approximately $31.6 million of NOL carry-forwards in the United Kingdom that do not expire.

Utilization of the NOL carry-forwards can be subject to an annual limitation due to the ownership percentage change limitations (“Section 382 limitation”). Ownership changes can limit the amount of net operating loss and other tax attributes that a company can use each year to offset future taxable income and taxes payable. In connection with a change in control in 2011 we were subject to Section 382 annual limitations of $77.1 million against the balance of NOL carry-forwards generated prior to the change in control in 2011. Through December 31, 2013 we accumulated the unused amount of Section 382 limitations in excess of the amount of NOL carry-forwards that were originally subject to limitation. Therefore these unused NOL carry-forwards are available for future use to offset taxable income. We are undertaking an analysis of changes in our ownership from 2011, through our initial public offering, to December 31, 2013. The preliminary conclusion is that there was not a Section 382 ownership change during this period and therefore we do not expect any NOLs generated through December 31, 2013, to be subject to any new Section 382 annual limitations on NOL carry-forwards. Therefore we expect all unused NOL carry-forwards at December 31, 2013 to be available for future use to offset taxable income.

Contractual Obligations and Commitments

As of April 30, 2014, we had outstanding indebtedness of $1,044.8 million of first lien term loan facility, which has a quarterly principal repayment of $2.6 million. During the three months ended March 31, 2014, we paid $24.1 million of deferred consideration and $2.0 million of compensation expense in connection with the HostGator acquisition. On February 28, 2014, we entered into a Master Service Agreement (the “Agreement”) with Ace Data Centers Inc., to license space at a data center facility in Provo, Utah. The Agreement provides for a term of ten years and has a total estimated financial obligation of approximately $102.0 million over the term of the Agreement. At March 31, 2014 we had estimated deferred consideration payment obligations of $58.2 million related to our acquisition of Directi, of which $55.3 million was paid on April 30, 2014. In addition, in connection with the acquisition of Directi, we may be obligated to make additional aggregate payments of up to a maximum of approximately $62.0 million, subject to specified terms, conditions and operational contingencies. There have been no other significant changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K filed with the SEC on February 28, 2014.

Recently Issued Accounting Pronouncements

There have been no new recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2014, that are of significance, or potential significance, to our company.

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

Interest Rate Sensitivity

We had cash and cash equivalents of $51.8 million at March 31, 2014, the majority of which was held in operating accounts for working capital purposes and other general corporate purposes, which include payment of principal and interest under our indebtedness. As of March 31, 2014, we had approximately $1,044.8 million of indebtedness outstanding under our first lien term loan facility and a revolving credit facility of $125.0 million, all of which was available.

The first lien term loan facility bears interest at a rate per annum equal to an applicable credit spread plus, at our option, (a) adjusted LIBOR or (b) an alternate base rate determined by reference to the greater of (i) the prime rate, (ii) the federal funds effective rate plus 0.50% and (iii) one-month adjusted LIBOR plus 1.00%. The term loan is subject to a floor of 1.00% per annum with an applicable credit spread for interest based on adjusted LIBOR of 4.00%.

Under our first lien term loan facility, our revolving credit loans that bear interest at the LIBOR reference rate are subject to a floor of 1.50% per annum with the applicable credit spread for interest based on adjusted LIBOR of 6.25%.

We are also required to pay a commitment fee of 0.50% per annum to the lenders based on the average daily unused amount of the revolving commitments.

Based on our aggregate indebtedness of $1,044.8 million as of March 31, 2014, a 100-basis-point increase in the adjusted LIBOR rate above the LIBOR floor would result in a $10.6 million increase in our aggregate interest payments over a 12-month period, and a 100-basis-point decrease at the current LIBOR rate would not result in a decrease in our interest payments.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2014, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation of our disclosure controls and procedures as of March 31, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are, from time to time, party to litigation arising in the ordinary course of our business. We are not presently involved in any legal proceeding that in the opinion of our management, if determined adversely to us, would have a material adverse effect on our business operating results or financial condition.

ITEM 1A. RISK FACTORS

You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Item 1A. “Risk Factors” in our Form 10-K for the fiscal year ended December 31, 2013 as filed with the SEC on February 28, 2014. There have been no material changes from the factors disclosed in our Form 10-K for the year ended December 31, 2013, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On January 23, 2014, we issued 2,123,039 shares of our common stock to Directi Holdings as partial consideration for our acquisition of the web presence business of Directi. The shares of common stock issued to Directi Holdings were valued at $12.00 per share for purposes of calculating the number of shares to be issued.

No underwriters were involved in this transaction. This issuance was deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving any public offering. The securities issued in this transaction are deemed restricted securities for purposes of the Securities Act.

Use of Proceeds from Public Offering of Common Stock

On October 24, 2013, our registration statement on Form S-1 (File No. 333-191061) for our initial public offering was declared effective by the SEC. As of March 31, 2014, we estimate that we have used all of the net proceeds from the initial public offering to repay indebtedness under our second lien term loan facility, satisfy a portion of our payment obligations at the closing of our acquisition of the web presence business of Directi from Directi Holdings, and for working capital and other general corporate purposes.

ITEM 5. OTHER INFORMATION

Current Information Not Otherwise Reported on a Current Report on Form 8-K

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

On May 7, 2014, our Compensation Committee approved the payment of a one-time bonus of $200,000 to Ronald LaSalvia, our Chief Operating Officer. As a result of receiving this bonus, Mr. LaSalvia will not be eligible for bonuses under our Management Incentive Plan for 2014.

Disclosures of Iranian Activities under Section 13(r) of the Exchange Act

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

Warburg Pincus LLC, or WP LLC, affiliates of which (i) beneficially own more than 10% of our outstanding common stock and/or are members of our board of directors and (ii) beneficially own more than 10% of the equity interests of, and have the right to designate members of the board of directors of, Santander Asset Management Investment Holdings Limited, or SAMIH, has informed us that, during the reporting period, Santander Asset Management UK Limited, or Santander UK, an affiliate of SAMIH and WP LLC, engaged in activities subject to disclosure pursuant to Section 219 of ITRA and Section 13(r) of the Exchange Act. As a result, we are required to provide disclosure as set forth below pursuant to Section 219 of ITRA and Section 13(r) of the Exchange Act. WP LLC has informed us that SAMIH has provided WP LLC with the information below relevant to Section 219 of ITRA and Section 13(r) of the Exchange Act.

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

We understand that SAMIH’s affiliates intend to disclose in their next annual or quarterly report that an Iranian national, resident in the United Kingdom, who is currently designated by the United States under the Iran Financial Sanctions Regulations and the NPWMD designation, holds two investment accounts with Santander UK. The accounts have remained frozen throughout 2013 and the three months ended March 31, 2014. The investment returns are being automatically reinvested, and no disbursements have been made to the customer. Total revenue for the Banco Santander group in connection with the investment accounts was £23,017, while net profits in the three months ended March 31, 2014 were negligible relative to the overall profits of Banco Santander, S.A.

ITEM 6. EXHIBITS

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDURANCE INTERNATIONAL GROUP HOLDINGS, INC.

Date: May 9, 2014	By:	/s/ Tivanka Ellawala
Tivanka Ellawala
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit		Incorporated by Reference			Filed Herewith	Furnished Herewith
		Form	File Number	Date of Filing	Exhibit Number

3.1	Restated Certificate of Incorporation of the Registrant	S-1/A	333-191061	October 23, 2013	3.3

3.2	Amended and Restated Bylaws of the Registrant	S-1/A	333-191061	October 23, 2013	3.5

4.1	Specimen certificate evidencing shares of common stock of the Registrant	S-1/A	333-191061	October 8, 2013	4.1

4.2	Form of Second Amended and Restated Registration Rights Agreement by and among the Registrant and the other parties thereto	S-1/A	333-191061	October 8, 2013	4.2

4.3	Form of Stockholders Agreement by and among the Registrant and certain holders of the Registrant’s common stock	S-1/A	333-191061	October 8, 2013	4.3

10.1#	2014 Management Incentive Plan of the Registrant	10-K	001-36131	February 28, 2014	10.10

10.2#	Bonus Arrangement for Ronald LaSalvia					X

10.3+	Master Services Agreement, effective January 1, 2014, by and between Ace Data Centers, Inc. and The Endurance International Group, Inc.					X

10.4	Amendment No. 2 to the Master Share Purchase Agreement, dated as of January 23, 2014, by and among Endurance Singapore Holdings Pte. Ltd., Endurance Singapore Holdings 2 Pte. Ltd., MyInternet Media Limited, Endurance Web Solutions Private Limited, The Endurance International Group, Inc., Directi Web Technology Pvt. Ltd., P.D.R. Solutions FZC, Directi Web Technologies Holdings, Inc., Confluence Networks, Inc., EIG Investors Corp., the Registrant, Directi Web Technologies FZC, Bhavin Turakhia, Divyank Turakhia, Brijesh Joshi and Webiq Domains Solutions Pvt. Ltd.	10-K	001-36131	February 28, 2014	10.29

10.5	Second Amendment to Lease, dated as of March 28, 2014, by and between Burlington Centre Owner LLC and The Endurance International Group, Inc.					X

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS†	XBRL Instance Document		X

101.SCH†	XBRL Taxonomy Extension Schema Document		X

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document		X

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document		X

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document		X

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document		X

†	In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents in Exhibit 101 to this Quarterly Report on Form 10-Q are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.
#	Management contract or any compensatory plan, contract or agreement.
+	Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.