Form 10-Q
period 2014-06-30
Endurance International Group Holdings, Inc.
filed 2014-08-08
CIK 1237746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2014, there were 129,201,413 shares of the issuer’s common stock, $0.0001 par value per share, outstanding.

Endurance International Group Holdings, Inc.

Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)

	December 31, 2013	June 30, 2014
Assets
Current assets:
Cash and cash equivalents	$66,815	$23,947
Restricted cash	1,983	1,799
Accounts receivable	7,160	10,052
Deferred tax asset—short term	12,981	14,905
Prepaid expenses and other current assets	29,862	52,357

Total current assets	118,801	103,060
Property and equipment—net	49,715	62,079
Goodwill	984,207	1,079,750
Other intangible assets—net	406,140	397,279
Deferred financing costs	430	404
Investments	6,535	21,645
Other assets	15,110	10,301

Total assets	$1,580,938	$1,674,518

Liabilities, redeemable non-controlling interest and stockholders’ equity
Current liabilities:
Accounts payable	$7,950	$10,495
Accrued expenses	35,433	37,993
Deferred revenue	194,196	239,546
Current portion of notes payable	10,500	43,500
Current portion of capital lease obligations	—	3,700
Deferred consideration—short term	24,437	13,815
Other current liabilities	6,796	9,971

Total current liabilities	279,312	359,020
Long-term deferred revenue	55,298	65,629
Notes payable—long term	1,036,875	1,031,625
Capital lease obligations	—	6,223
Deferred tax liability—long term	26,171	33,307
Deferred consideration	4,207	3,845
Other liabilities	3,041	2,980

Total liabilities	$1,404,904	$1,502,629

Redeemable non-controlling interest	20,772	21,893
Commitments and contingencies
Stockholders’ equity:
Preferred Stock—par value $0.0001; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock—par value $0.0001; 500,000,000 shares authorized; 124,788,853 and 127,402,909 shares issued at December 31, 2013 and June 30, 2014, respectively; 124,766,544 and 127,365,030 outstanding at December 31, 2013 and June 30, 2014, respectively	13	14
Additional paid-in capital	754,061	781,479
Accumulated other comprehensive loss	(55)	(7)
Accumulated deficit	(598,757)	(631,490)

Total stockholders’ equity	155,262	149,996

Total liabilities, redeemable non-controlling interest and stockholders’ equity	$1,580,938	$1,674,518

See accompanying notes to consolidated financial statements.

Endurance International Group Holdings, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share amounts)

	Three Months ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Revenue	$128,222	$151,992	$250,963	$297,742
Cost of revenue	87,972	92,611	175,180	181,802

Gross profit	40,250	59,381	75,783	115,940

Operating expense:
Sales and marketing	29,768	38,225	58,299	79,849
Engineering and development	6,095	5,365	12,235	10,318
General and administrative	15,267	16,876	28,363	32,357

Total operating expense	51,130	60,466	98,897	122,524

Loss from operations	(10,880)	(1,085)	(23,114)	(6,584)

Other expense:
Interest income	18	89	30	172
Interest expense	(21,835)	(14,177)	(43,539)	(27,812)

Total other expense—net	(21,817)	(14,088)	(43,509)	(27,640)

Loss before income taxes and equity earnings of unconsolidated entities	(32,697)	(15,173)	(66,623)	(34,224)
Income tax expense (benefit)	10,390	1,048	(1,671)	4,487

Loss before equity earnings of unconsolidated entities	(43,087)	(16,221)	(64,952)	(38,711)
Equity income of unconsolidated entities, net of tax	(129)	(89)	(266)	(110)

Net loss	$(42,958)	$(16,132)	$(64,686)	$(38,601)

Net loss attributable to non-controlling interest	—	(2,684)	—	(5,868)

Net loss attributable to Endurance International Group Holdings, Inc.	$(42,958)	$(13,448)	$(64,686)	$(32,733)

Comprehensive loss:
Foreign currency translation adjustments	—	26	—	48

Total comprehensive loss	$(42,958)	$(13,422)	$(64,686)	$(32,685)

Net loss per share attributable to Endurance International Group Holdings, Inc.—basic and diluted	$(0.44)	$(0.11)	$(0.66)	$(0.26)

Weighted-average number of common shares used in computing net loss per share attributable to Endurance International Group Holdings, Inc.—basic and diluted	97,933,795	127,225,196	97,550,649	126,844,111

See accompanying notes to consolidated financial statements.

Endurance International Group Holdings, Inc.

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2013	2014
Cash flows from operating activities:
Net loss	$(64,686)	$(38,601)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	8,267	14,548
Amortization of other intangible assets	52,314	49,541
Amortization of deferred financing costs	106	38
Amortization of net present value of deferred consideration	1,168	5
Stock-based compensation	739	7,173
Deferred tax expense (benefit)	(2,750)	1,940
Loss on sale of property and equipment	332	74
Income of unconsolidated entities	(266)	(110)
Gain from change in deferred consideration	—	22
Changes in operating assets and liabilities:
Accounts receivable	(1,902)	(491)
Prepaid expenses and other current assets	(7,037)	(17,463)
Accounts payable and accrued expenses	2,087	(204)
Deferred revenue	33,651	49,917

Net cash provided by operating activities	22,023	66,389

Cash flows from investing activities:
Business acquired in purchase transaction, net of cash acquired	(2,434)	(25,158)
Proceeds from sale of assets	23	—
Cash paid for minority investment	(8,760)	(15,000)
Purchases of property and equipment	(17,947)	(12,901)
Proceeds from sale of property and equipment	13	84
Purchases of intangible assets	—	(100)
Net (deposits) and withdrawals of principal balances in restricted cash accounts	293	184

Net cash used in investing activities	(28,812)	(52,891)

Cash flows from financing activities:
Proceeds from borrowing of revolver	34,000	55,000
Repayment of term loan	(4,000)	(5,250)
Repayment of revolver	(26,000)	(22,000)
Payment of financing costs	—	(12)
Payment of deferred consideration	(3,336)	(81,503)
Principal payments on capital lease obligations	—	(1,782)
Issuance costs of common stock	—	(731)

Net cash provided by (used in) financing activities	664	(56,278)

Net effect of exchange rate on cash and cash equivalents	(136)	(88)

Net decrease in cash and cash equivalents	(6,261)	(42,868)
Cash and cash equivalents:
Beginning of period	23,245	66,815

End of period	$16,984	$23,947

Supplemental cash flow information:
Interest paid	$47,272	$28,269
Income taxes paid	$1,090	$951
Supplemental disclosure of non-cash financing activities:
Shares issued in connection with the acquisition of Directi	$—	$27,235
Assets acquired under capital lease	$—	$11,704

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

Unaudited Interim Financial Information

The accompanying interim consolidated balance sheet as of June 30, 2014, and the related statements of operations for the three and six months ended June 30, 2013 and 2014, cash flows for the six months ended June 30, 2013 and 2014, and the notes to consolidated financial statements are unaudited. These unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. The unaudited consolidated financial statements include, in the opinion of management, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of the Company’s financial position at June 30, 2014, and results of operations for the three and six months ended June 30, 2013 and 2014 and cash flows for the six months ended June 30, 2013 and 2014. The consolidated results in the consolidated statements of operations and comprehensive loss are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2014.

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

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets include deferred expenses for domain name registry fees that are paid in full at the time a domain is registered by one of the Company’s registrars on behalf of a subscriber. The registry fees are recognized on a straight-line basis over the term of the domain registration period. As of December 31, 2013 and June 30, 2014, the balance of deferred expenses for domain name registry fees was $22.8 million and $38.0 million, respectively.

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

Software	Two to three years
Computers and office equipment	Three years
Furniture and fixtures	Five years
Leasehold improvements	Shorter of useful life or remaining term of the lease

Software Development Costs

The Company accounts for software development costs for internal use software under the provisions of ASC 350-40, “Internal-Use Software” (“ASC 350”). Accordingly, certain costs to develop internal-use computer software are capitalized, provided these costs are expected to be recoverable. There were no such costs capitalized during the six months ended June 30, 2013 and there was $1.3 million and $2.4 million of internal-use software development costs capitalized for the three and six months ended June 30, 2014, respectively.

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

In accordance with ASC 350, Intangibles—Goodwill and Other, (“ASC 350”), the Company is required to review goodwill by reporting unit for impairment at least annually or more often if there are indicators of impairment present. The Company has determined its entire business represents one reporting unit. Historically, the Company has performed its annual impairment analysis during the fourth quarter of each year. The provisions of ASC 350 require that a two-step impairment test be performed for goodwill. In the first step, the Company compares the fair value of its reporting unit to which goodwill has been allocated to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is considered not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then the Company would record an impairment loss equal to the difference. As of December 31, 2013 and June 30, 2014, the fair value of the Company’s reporting unit exceeded the carrying value of the reporting unit’s net assets, and therefore no impairment existed as of those dates.

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

The Company had goodwill of $984.2 million and $1,079.8 million as of December 31, 2013 and June 30, 2014, respectively, and no impairment charges have been recorded.

Long-Lived Assets

The Company’s long-lived assets consist primarily of intangible assets, including acquired subscriber relationships, trade names, intellectual property and developed technology. The Company also has long-lived tangible assets, primarily consisting of property and equipment. The majority of the Company’s intangibles are recorded in connection with its various business combinations. The Company’s intangible assets are recorded at fair value at the time of their acquisition. The Company amortizes intangible assets over their estimated useful lives.

Determination of the estimated useful lives of the individual categories of intangible assets is based on the nature of the applicable intangible asset and the expected future cash flows to be derived from the intangible asset. Amortization of intangible assets with finite lives is recognized in accordance with their estimated projected cash flows.

The Company evaluates long-lived intangible and tangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indicators of impairment are present and undiscounted future cash flows are less than the carrying amount, the fair value of the assets is determined and compared to the carrying value. If the fair value is less than the carrying value, then the carrying value of the asset is reduced to the estimated fair value and an impairment loss is charged to expense in the period the impairment is identified. No such impairment losses have been identified in the three and six months ended June 30, 2013 and 2014.

Revenue Recognition

The Company generates revenue primarily from selling subscriptions for cloud-based products and services. The subscriptions are similar across all of the Company’s brands and are provided under contracts pursuant to which the Company has ongoing obligations to support the subscriber. These contracts are generally for service periods of up to 36 months and typically require payment in advance. The Company recognizes the associated revenue ratably over the service period, whether the associated revenue is derived from a direct subscriber or through a reseller. Deferred revenue represents the liability to subscribers for advance billings for services not yet provided and the fair value of the assumed liability outstanding for subscriber relationships purchased in an acquisition.

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

A substantial amount of the Company’s revenue is generated from transactions that are multiple-element service arrangements that may include hosting plans, domain name registrations, and other cloud-based products and services.

The Company follows the provisions of the FASB, Accounting Standards Update (“ASU”) No. 2009-13, (“ASU 2009-13”), Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, and allocates revenue to each deliverable in a multiple-element service arrangement based on its respective relative selling price.

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

When multiple deliverables included in a multiple-element service arrangement are separated into different units of accounting, the total transaction amount is allocated to the identified separate units based on a relative selling price hierarchy. The Company determines the relative selling price for a deliverable based on vendor specific objective evidence (“VSOE”) of fair value, if available, or best estimate of selling price (“BESP”), if VSOE is not available. The Company has determined that third-party evidence of selling price (“TPE”) is not a practical alternative due to differences in its multi-brand offerings compared to competitors and the lack of availability of relevant third-party pricing information. The Company has not established VSOE for its offerings due to lack of pricing consistency, the introduction of new products, services and other factors. Accordingly, the Company generally allocates revenue to the deliverables in the arrangement based on the BESP. The Company determines BESP by considering its relative selling prices, competitive prices in the marketplace and management judgment; these selling prices, however, may vary depending upon the particular facts and circumstances related to each deliverable. The Company analyzes the selling prices used in its allocation of transaction amount, at a minimum, on a quarterly basis. Selling prices are analyzed on a more frequent basis if a significant change in the business necessitates a more timely analysis.

Income Taxes

Income taxes are accounted for in accordance with ASC 740, Accounting for Income Taxes (“ASC 740”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is more likely than not to be realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. There were no unrecognized tax benefits in the three and six months ended June 30, 2013 and 2014.

The Company records interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the three and six months ended June 30, 2013 and 2014, the Company did not recognize any interest or penalties related to unrecognized tax benefits.

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

Net Loss per Share

The Company considered ASC 260-10, Earnings per Share, (“ASC 260-10”), which requires the presentation of both basic and diluted earnings per share in the consolidated statements of operations and comprehensive loss. The Company’s basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, and, if there are dilutive securities, diluted income per share is computed by including common stock equivalents which includes shares issuable upon the exercise of stock options, net of shares assumed to have been purchased with the proceeds, using the treasury stock method.

The Company’s potentially dilutive shares of common stock would be excluded from the diluted weighted-average number of shares of common stock outstanding as their inclusion in the computation would be anti-dilutive due to net losses. For the three and six months ended June 30, 2013 and 2014, non-vested shares, stock options, restricted stock awards and restricted stock units amounting to 6,774,763 and 9,588,364, respectively, were excluded from the denominator in the calculation of diluted earnings per share as their inclusion would have been anti-dilutive.

	Three Months ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
	(unaudited)
	(in thousands, except per share amount and per share data)
Net loss attributable to Endurance International Group Holdings, Inc.	$(42,958)	$(13,448)	$(64,686)	$(32,733)

Net loss per share attributable to Endurance International Group Holdings, Inc.:
Basic and diluted	$(0.44)	$(0.11)	$(0.66)	$(0.26)

Weighted-average number of common shares used in computing net loss per share attributable to Endurance International Group Holdings, Inc.:
Basic and diluted	97,933,795	127,225,196	97,550,649	126,844,111

Recent Accounting Pronouncements

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, or ASU 2014-08. Under ASU 2014-08, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Additionally, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. ASU 2014-08 is effective for fiscal and interim periods beginning on or after December 15, 2014. The Company believes the adoption of ASU 2014-08 will not have an impact on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgments and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. This standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of its pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which it will adopt the standard in 2017.

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, or ASU 2014-12. This new guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. ASU 2014-12 is effective for annual reporting periods beginning after December 15, 2015 with early adoption permitted. The Company is evaluating the potential impact of ASU 2014-12 on its existing stock-based compensation plans.

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

The final purchase price of $109.8 million consisted of cash payments of $82.6 million in aggregate and the issuance of 2,269,579 shares of the Company’s common stock to Directi Holdings equivalent to $27.2 million or $12.00 per share. 2,123,039 shares of the Company’s common stock were issued at closing and 146,540 shares of the Company’s common stock were issued in May 2014. Cash payments included a $5.0 million advance paid in August 2013, $20.5 million paid at the closing and the remaining $57.1 million of deferred consideration was paid during the three months ended June 30, 2014.

The purchase price of $109.8 million has been allocated on a preliminary basis to goodwill of $92.1 million, long-lived intangible assets consisting of subscriber relationships, developed technology, trade-names and leasehold interests of $7.7 million, $6.4 million, $7.4 million and $0.3 million, respectively, property and equipment of $2.7 million, other assets of $4.7 million and working capital of $0.2 million, offset by deferred revenue of $3.0 million, other payables of $5.4 million and deferred tax liabilities of $3.3 million. The majority of the purchase price was allocated to goodwill, which is not deductible for tax purposes. The goodwill reflects the value of an established international business and infrastructure that enables the Company to increase its market penetration in emerging markets. The intangible assets are being amortized in accordance with their estimated projected cash flows. Subscriber relationships, developed technology, trade names and leasehold interests are being amortized over 17 years, 7 years, 5 years and 4 years, respectively.

For the three and six months ended June 30, 2014, $6.6 million and $9.1 million, respectively, of revenue from the Company’s 2014 acquisition of Directi was included in the Company’s consolidated statement of operations and comprehensive loss.

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

In addition, in connection with the acquisition of Directi, the Company was initially obligated to make additional aggregate payments of up to a maximum of approximately $62.0 million, which expires in May 2015, subject to specified terms, conditions and operational contingencies. The Company has paid $7.6 million of this amount and recorded an estimated acquisition liability of $13.4 million in connection with the purchase of a domain name business by a subsidiary of the Company from a company associated with the founders of Directi Holdings pursuant to an agreement entered into on April 30, 2014. The estimated aggregate purchase price of $21.0 million was allocated on a preliminary basis to long-lived intangible assets of $15.6 million and goodwill of $5.4 million, all of which is deductible for tax purposes. The intangible assets are being amortized in accordance with their estimated projected cash flows, using the accelerated method. The goodwill reflects the value of an established domain portfolio business that enables the Company to monetize that domain portfolio.

4. Property and Equipment and Capital Lease Obligations

Components of property and equipment consisted of the following (in thousands):

	December 31, 2013	June 30, 2014
Software	$4,503	$18,805
Computers and office equipment	59,201	69,635
Furniture and fixtures	3,715	4,219
Leasehold improvements	6,033	6,919
Construction in process	1,392	1,977

Property and equipment—at cost	74,844	101,555
Less accumulated depreciation	(25,129)	(39,476)

Property and equipment—net	$49,715	$62,079

Depreciation expense related to property and equipment for the three months ended June 30, 2013 and 2014 was $4.3 million and $7.5 million, respectively. Depreciation expense related to property and equipment for the six months ended June 30, 2013 and 2014 was $8.3 million and $14.5 million, respectively.

During the six months ended June 30, 2014, the Company entered into an agreement to lease software licenses for use on certain data center server equipment for a term of thirty-six months.

As of December 31, 2013 and June 30, 2014, the Company’s software shown in the above table included the software assets under a capital lease as follows (dollars in thousands):

	December 31, 2013	June 30, 2014
Software	$—	$11,704
Less accumulated depreciation	—	(1,951)

Assets under capital lease—net	$—	$9,753

At June 30, 2014, the expected future minimum lease payments under the capital lease discussed above were approximately as follows (dollars in thousands):

Amount
Remainder of 2014	$2,056
2015	4,112
2016	4,420

Total minimum lease payments	10,588
Less amount representing interest	(665)

Present value of minimum lease payments (capital lease obligation)	9,923
Current portion	3,700

Long-term portion	$6,223

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

As of December 31, 2013 and June 30, 2014, the Company’s financial assets or liabilities required to be measured on a recurring basis are accrued earn-out consideration payable in connection with the 2012 acquisition of certain assets of Mojoness, Inc. or Mojo and the 2014 acquisition of a domain name business. The Company has classified its liabilities for contingent earn-out consideration related to these acquisitions within Level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which included probability weighted cash flows. During the six months ended June 30, 2014, the Company paid $0.2 million related to the earn-out provisions for Mojo and recorded $13.4 million related to the April 2014 acquisition. The earn-out consideration in the table below is included in total deferred consideration in the Company’s consolidated balance sheets.

Basis of Fair Value Measurements

	Balance	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Balance at December 31, 2013:
Financial liabilities:
Contingent earn-out consideration	$1,655	—	—	$1,655

Total financial liabilities	$1,655	—	—	$1,655

Balance at June 30, 2014:
Financial liabilities:
Contingent earn-out consideration	$14,851	—	—	$14,851

Total financial liabilities	$14,851	—	—	$14,851

6. Goodwill and Other Intangible Assets

The following table summarizes the changes in the Company’s goodwill balances from December 31, 2013 to June 30, 2014 (in thousands):

Goodwill balance at December 31, 2013	$984,207
Goodwill related to 2013 acquisitions	(2,261)
Goodwill related to 2014 acquisitions	97,522
Foreign translation impact	282

Goodwill balance at June 30, 2014	$1,079,750

During the six months ended June 30, 2014, the Company completed the purchase accounting related to a 2013 acquisition and allocated an additional $2.3 million to long-lived intangible assets which had been included in goodwill on a preliminary basis. The Company has not recorded any impairment charges related to goodwill during the six months ended June 30, 2013 and 2014.

In accordance with ASC 350, the Company reviews goodwill and other indefinite-lived intangible assets for indicators of impairment on an annual basis and between tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount. The Company concluded there were no triggering events as of June 30, 2014.

At June 30, 2014, other intangible assets consisted of the following (dollars in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
Developed technology	$190,370	$46,483	$143,887	9 years
Subscriber relationships	356,687	171,317	185,370	13 years
Trade-names	76,655	26,092	50,563	12 years
Intellectual property	18,420	1,184	17,236	13 years
Leasehold interests	314	91	223	1 year

Total June 30, 2014	$642,446	$245,167	$397,279

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

The Company’s amortization expense is included in cost of revenue in the aggregate amounts of $26.2 million and $25.4 million for the three months ended June 30, 2013 and 2014, respectively, and $52.3 million and $49.5 million for the six months ended June 30, 2013 and 2014, respectively.

7. Investments

As of December 31, 2013 and June 30, 2014, the Company’s carrying value of investments in privately-held companies, was $6.5 million and $21.6 million, respectively.

In 2012, the Company assumed a 50% interest in another privately-held company, with a fair value of $10.0 million. On October 31, 2013, the Company sold 10% of its ownership interest in this privately-held company, reducing its interest to 40%.

During the three months ended June 30, 2014, the Company made a strategic investment of $15.0 million in Automattic, Inc. (“Automattic”), an entity that provides content management systems associated with WordPress. The investment represents less than 5% of the outstanding shares of Automattic and better aligns the Company with an important partner.

Investments in which the Company’s interest is less than 20% and which are not classified as available-for-sale securities are carried at the lower of cost or net realizable value unless it is determined that the Company exercises significant influence over the investee company, in which case the equity method of accounting is used. For those investments in which the Company’s voting interest is between 20% and 50%, the equity method of accounting is used. Under this method, the investment balance, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee company, as they occur, limited to the extent of the Company’s investment in, advances to and commitments for the investee. These adjustments are reflected in equity income of unconsolidated entities, net of tax. The Company recognized net income of $0.1 million and $0.1 million for the three months ended June 30, 2013 and 2014, respectively, and $0.3 million and $0.1 million for the six months ended June 30, 2013 and 2014, respectively, related to its investments.

From time to time, the Company may make new and follow-on investments and may receive distributions from investee companies. As of June 30, 2014, the Company was not obligated to fund any follow-on investments in these investee companies.

As of December 31, 2013 and June 30, 2014, the Company did not have an equity method investment in which the Company’s proportionate share exceeded 10% of the Company’s consolidated assets or income from continuing operations.

8. Notes Payable

At December 31, 2013 and June 30, 2014 notes payable consisted of a first lien term loan facility with a principal amount outstanding of $1,047.4 million and $1,042.1 million, respectively, which bore interest at a LIBOR-based rate of 5.00%. The current portion of the first lien loan as of December 31, 2013 and June 30, 2014 was $10.5 million in both periods. At June 30, 2014, notes payable also included a total of $33.0 million in bank revolver loans, consisting of a loan of $30.0 million which bore interest at a LIBOR-based rate of 7.75% and a loan of $3.0 million which bore interest at an alternate base rate of 8.50%. The amounts outstanding under the revolving credit facility as of December 31, 2013 and June 30, 2014 of $0.0 million and $33.0 million were classified as current notes payable on the consolidated balance sheets.

January 2013—November 24, 2013

On November 9, 2012, the Company entered into the November Financing Amendment (“November 2012 Financing Amendment”) for a new first lien term loan in the original principal amount of $800.0 million (“November 2012 First Lien”), a revolver in aggregate principal amount not to exceed $85.0 million (“Revolver”) and a new second lien credit agreement (“November 2012 Second Lien”) for an original principal amount of $315.0 million. In August 2013, the Company amended its November 2012 First Lien for an additional $90.0 million of incremental first lien term loan before refinancing its debt in November 2013, as described below.

The loans automatically bore interest at the bank’s reference rate unless the Company gave notice to opt for LIBOR-based interest rate loans. For the November 2012 First Lien, the interest rate for a LIBOR-based loan was 5.00% plus the greater of the LIBOR rate, or 1.25%. The interest rate for a reference rate loan was 4.00% per annum plus the greater of the prime rate, the federal funds effective rate plus 0.50%, an Adjusted LIBOR rate or 2.25%. For the November 2012 Second Lien, the interest rate for a LIBOR-based loan was 9.00% plus the greater of the LIBOR rate or 1.25%. The interest rate for an Alternate Base Rate (“ABR”) Revolver loan was 5.25% per annum plus the greater of the prime rate, the federal funds effective rate plus 0.50%, an adjusted LIBOR rate or 2.25%. The interest rate for a LIBOR-based Revolver loan was 6.25% per annum plus the greater of the LIBOR rate or 1.50%. The November 2012 First Lien also had a non-refundable fee, equal to 0.50% of the daily unused principal amount of the Revolver payable in arrears on the last day of each fiscal quarter.

During the six months ended June 30, 2013, the Company made aggregate mandatory repayments on the November 2012 First Lien of $4.0 million. For the three and six months ended June 30, 2013, amortization of deferred financing costs of $0.1 million and $0.1 million, respectively, was included in interest expense in the consolidated statements of operations and comprehensive loss.

Debt Refinancing—November 25, 2013

In November 2013, following its IPO, the Company repaid in full its November 2012 Second Lien of $315.0 million and increased the first lien term loan facility (“November 2013 First Lien”) by $166.2 million to $1,050.0 million, thereby reducing its overall indebtedness by $148.8 million. The Company also increased the Revolver by $40.0 million to $125.0 million. The mandatory repayment of principal on the November 2013 First Lien was increased to approximately $2.6 million at the end of each quarter. During the six months ended June 30, 2014, the Company made aggregate mandatory repayments on the November 2013 First Lien of $5.3 million. In the three months ended June 30, 2014, the Company had drawn down $55.0 million on its Revolver, and subsequently repaid $22.0 million of the amount drawn down, resulting in the $33.0 million Revolver balance outstanding at June 30, 2014. There was no change to the maturity dates of the term loan facility and Revolver, which mature on November 9, 2019 and December 22, 2016, respectively.

Effective November 25, 2013, the interest rate for a LIBOR based interest loan was reduced to 4.00% plus the greater of the LIBOR rate or 1.00%. The interest rate for a reference rate loan was reduced to 3.00% per annum plus the greater of the prime rate, the federal funds effective rate plus 0.50%, an Adjusted LIBOR rate or 2.00%. There was no change to the interest rates for a Revolver loan. Interest is payable on maturity of the elected interest period for a LIBOR-based interest loan, which can be one, two, three or six months. Interest is payable at the end of each fiscal quarter for a reference rate loan term loan or an ABR Revolver loan.

Interest

The Company recorded $21.8 million and $14.2 million in interest expense for the three months ended June 30, 2013 and 2014, respectively, and $43.5 million and $27.8 million for the six months ended June 30, 2013 and 2014, respectively.

The following table provides a summary of interest rates and interest expense for the three and six months ended June 30, 2013 and 2014 (dollars in thousands):

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2014	Six Months Ended June 30, 2013	Six Months Ended June 30, 2014
Interest rate—LIBOR	6.25%-10.25%	5.00%-7.75%	6.25%-10.25%	5.00%-7.75%
Interest rate—reference	7.75%-10.25%	5.00%-8.50%	7.75%-10.25%	5.00%-8.50%
Non-refundable fee—unused facility	0.50%	0.50%	0.50%	0.50%
Interest expense and service fees	$21,153	$13,956	$42,187	$27,307
Amortization of deferred financing fees	$53	$19	$106	$38
Amortization of net present value of deferred consideration	$589	$—	$1,168	$5
Accretion of present value of deferred bonus payments	$40	$—	$78	$1
Interest expense for capital lease obligations	$—	$131	$—	$274
Interest expense for deferred consideration promissory note	$—	$70	$—	$140
Other interest expense	$—	$1	$—	$47

Total interest expense	$21,835	$14,177	$43,539	$27,812

The November 2013 Financing Amendment contains certain restrictive financial covenants, including a net leverage ratio, restrictions on the payment of dividends, as well as reporting requirements. Additionally, the November 2013 Financing Amendment contains certain negative covenants and defines certain events of default, including a change of control and non-payment of principal and interest, among others, which could result in amounts becoming payable prior to their maturity dates. The Company was in compliance with all covenants at December 31, 2013 and June 30, 2014.

Substantially all of the Company’s assets are pledged as collateral for the outstanding loan commitments with the exception of certain excluded equity interests and the exception of certain restricted cash balances and bank deposits permitted under the terms of the Financing Agreement.

9. Stockholders’ Equity

Preferred Stock

The Company has 5,000,000 shares of authorized preferred stock, par value $0.0001. There are no preferred shares issued or outstanding as of December 31, 2013 and June 30, 2014.

Common Stock

The Company has 500,000,000 shares of authorized common stock, par value $0.0001.

Voting Rights

All holders of common stock are entitled to one vote per share.

The following tables present the changes in total stockholders’ equity (in thousands):

Total Stockholders’ Equity
Balance, December 31, 2013	$155,262
Issuance of common stock for Directi acquisition	27,235
Stock-based compensation	7,173
Non-controlling interest accretion	(1,121)
Foreign currency translation adjustment	48
Net loss	(38,601)

Balance, June 30, 2014	$149,996

10. Stock-Based Compensation

2012 Restricted Stock Awards

The following tables present a summary of the 2012 restricted stock awards activity for the six months ended June 30, 2014 for restricted stock awards that were granted prior to the Company’s IPO (dollars in thousands):

2012 Restricted Stock Awards
Non-vested at December 31, 2013	1,456,666
Forfeitures	(15,487)
Vested	(325,226)

Non-vested at June 30, 2014	1,115,953

The following table provides a summary of the activity of the restricted stock units that were granted in connection with the IPO and the non-vested balance as of June 30, 2014 (dollars in thousands except grant date fair value price):

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2013	288,014	$12.00
Vested and unissued	(66,452)	$12.00

Non-vested at June 30, 2014	221,562	$12.00

2013 Stock Incentive Plan

The 2013 Stock Incentive Plan (the “2013 Plan”) of the Company provides for the grant of options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to employees, officers, directors, consultants and advisors of the Company.

For stock options issued under the 2013 Plan, the fair value of each option is estimated on the date of grant, and an estimated forfeiture rate is used when calculating stock-based compensation expense for the period. Stock options typically vest over four years and the Company recognizes compensation expense on a straight-line basis over the requisite service period of the award. The Company uses the Black-Scholes option pricing model to estimate the fair value of stock option awards and determine the related compensation expense. The weighted-average assumptions used to compute stock-based compensation expense for awards granted under the 2013 Stock Incentive Plan during the six months ended June 30, 2014 are as follows:

2014
Risk-free interest rate	2.2%
Expected volatility	58.4%
Expected life (in years)	6.25
Expected dividend yield	—

The risk-free interest rate assumption was based on the U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. The Company bases its estimate of expected volatility using volatility data from comparable public companies in similar industries and markets because there is currently limited public history for the Company’s common stock, and therefore, a lack of market-based company-specific historical and implied volatility information. The weighted-average expected life for employee options reflects the application of the simplified method, which represents the average of the contractual term of the options and the weighted-average vesting period for all option tranches. The simplified method has been used since the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to a limited history of stock option grants. The assumed dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future. In addition, the Company has estimated expected forfeitures of stock options based on management’s judgment due to the limited historical experience of forfeitures. The forfeiture rate was not material to the calculation of stock-based compensation expense. Unless otherwise determined by the Company’s board of directors, stock-based awards granted under the 2013 Plan generally vest annually over a four-year period.

The following table provides a summary of the Company’s stock options as of June 30, 2014 and the stock option activity for all stock options granted under the 2013 Plan during the six months ended June 30, 2014 (dollars in thousands except exercise price):

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value(3)
Outstanding at December 31, 2013	5,619,671	$12.00
Granted	12,006	$12.52
Canceled	(267,740)	$12.00

Outstanding at June 30, 2014	5,363,937	$12.00	9.3	$17,641

Exercisable at June 30, 2014	469,144	$12.00	9.3	$1,543
Expected to vest at June 30, 2014(1)	4,804,240	$12.00	9.3	$15,800
Exercisable and expected to vest at June 30, 2014(2)	5,273,384	$12.00	9.3	$17,343

(1)	This represents the number of unvested options outstanding as of June 30, 2014, which has been reduced using an estimated forfeiture rate and are expected to vest in the future.
(2)	This represents the number of vested options as of June 30, 2014 plus the number of unvested options outstanding as of June 30, 2014, which has been reduced using an estimated forfeiture rate and are expected to vest in the future.
(3)	The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock on June 30, 2014 of $15.29 per share, or the date of exercise as appropriate, and the exercise price of the underlying options.

The following table provides a summary of the Company’s restricted stock award activity for the 2013 Plan during the six months ended June 30, 2014 (dollars in thousands except weighted-average grant date fair value price):

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2013	714,928	$12.00
Granted	85,900	$12.28
Vested	(3,682)	$12.00
Canceled	(75,603)	$12.02

Non-vested at June 30, 2014	721,543	$12.03

The following table provides a summary of the Company’s restricted stock unit activity for the 2013 Plan during the six months ended June 30, 2014 (dollars in thousands except weighted-average grant date fair value price):

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2013	461,556	$12.00
Vested and unissued	(60,197)	$12.00

Non-vested at June 30, 2014	401,359	$12.00

All Plans

The following table presents total stock-based compensation expense recorded in the consolidated statement of operations and comprehensive loss for all 2012 restricted stock awards and units issued prior to the Company’s IPO in October 2013 and all awards granted under the 2013 Plan in connection with or subsequent to the IPO (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Cost of revenue	$2	$114	$11	$246
Sales and marketing	5	385	45	753
Engineering and development	3	180	29	373
General and administrative	176	2,950	654	5,801

Total operating expense	$186	$3,629	$739	$7,173

The following table provides a summary of the unrecognized compensation expense for the Company’s 2012 restricted stock awards and units and the 2013 Plan awards by plan and type of award as of June 30, 2014 (dollars in thousands):

	Unrecognized Compensation Expense at June 30, 2014	Weighted Average Period To Be Recognized
2012 Restricted Stock Awards	$978	1.8 years
2012 Restricted Stock Unit Awards	$2,620	1.7 years
2013 Plan Stock Option Awards	$30,224	3.3 years
2013 Plan Restricted Stock Awards	$7,323	3.3 years
2013 Plan Restricted Stock Unit Awards	$4,793	3.3 years

11. Redeemable Non-controlling Interest

In connection with a 2013 equity investment in a privately held company based in the United Kingdom, where the Company acquired a controlling interest, the agreement provided for a put option for the then non-controlling interest (“NCI”) shareholders to put the remaining equity interest to the Company within pre-specified put periods. As the NCI is subject to a put option that is outside the control of the Company, it is deemed a redeemable non-controlling interest and not recorded in permanent equity, and is being presented as mezzanine redeemable non-controlling interest on the consolidated balance sheet, and is subject to the guidance of the Securities and Exchange Commission (“SEC”) under ASC 480-10-S99, Accounting for Redeemable Equity Securities.

The difference between the $20.8 million initial fair value of the redeemable non-controlling interest and the value expected to be paid upon exercise of the put option is being accreted over the period commencing December 11, 2013 and up to the end of the first put option period, which commences on the eighteen month anniversary of the acquisition date. Adjustments to the carrying amount of the redeemable non-controlling interest are charged to additional paid-in capital. The estimated value of the redeemable non-controlling interest as of June 30, 2014 was $21.9 million. Non-controlling interest arising from the application of the consolidation rules is classified within the total stockholders’ equity with any adjustments charged to net loss attributable to non-controlling interest in a consolidated subsidiary in the consolidated statement of operations and comprehensive loss.

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

The Company recognizes, in its consolidated financial statements the effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The Company has no unrecognized tax positions at December 31, 2013 and June 30, 2014 that would affect its effective tax rate. The Company does not expect a significant change in the liability for unrecognized tax benefits in the next twelve months.

The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realization of deferred tax assets requires significant management judgment. In determining whether its deferred tax assets are more likely than not realizable, the Company evaluated all available positive and negative evidence, and weighted the evidence based on its objectivity. Evidence the Company considered included:

•	Net Operating Losses (“NOLs”) incurred from the Company’s inception to June 30, 2014;

•	Expiration of various federal and state tax attributes;

•	Reversals of existing temporary differences;

•	Composition and cumulative amounts of existing temporary differences; and

•	Forecasted profit before tax.

As of June 30, 2014, the Company is in a cumulative pre-tax book loss position for the past three years. The Company has generated significant NOLs since inception, and as such, it has no U.S. carryback capacity. The Company has a history of expiring state NOLs. The Company scheduled out the future reversals of existing deferred tax assets and liabilities and concluded that these reversals did not generate sufficient future taxable income to offset the existing net operating losses. After consideration of the available evidence, both positive and negative, the Company has recorded a valuation allowance of $55.8 million as of December 31, 2013. The provision for income taxes results from a combination of the activities of the Company’s domestic and foreign subsidiaries.

For the three months ended June 30, 2013 and 2014, the Company has recognized tax expense of $10.4 million and $1.0 million, respectively, and for the six months ended June 30, 2013 and 2014, the Company has recognized a tax benefit of $1.7 million and tax expense of $4.5 million, respectively, in the consolidated statements of operations and comprehensive loss. The income tax expense for the three months ended June 30, 2014 is primarily comprised of U.S. deferred tax expense of $1.7 million related to the differences in the accounting treatment of goodwill under U.S. GAAP and the tax accounting for goodwill, a foreign deferred tax benefit of $0.8 million related to the reductions of deferred liabilities created in purchase accounting and a provision for foreign taxes of $0.3 million. The income tax expense for the six months ended June 30, 2014 is primarily attributable to a provision for foreign taxes of $2.1 million and U.S. alternative minimum taxes of $0.4 million. The remaining balance of $2.0 million for the six months ended June 30, 2014 is primarily attributable to an increase in U.S. deferred tax liabilities due to the differences in the accounting treatment of goodwill under U.S. GAAP and the tax accounting treatment for goodwill of $4.5 million offset by a foreign deferred benefit of $2.5 million related to the reductions of deferred liabilities created in purchase accounting.

The provision (benefit) for income taxes shown on the consolidated statements of operations and comprehensive loss differs from amounts that would result from applying the statutory tax rates to income before taxes primarily because of state income taxes and certain permanent expenses that were not deductible, as well as the application of valuation allowances against U.S. and foreign assets.

As of December 31, 2013, the Company had NOL carry-forwards available to offset future U.S. federal taxable income of approximately $214.2 million and future state taxable income by approximately $152.8 million. These NOL carry-forwards expire on various dates through 2033. As of December 31, 2013, the Company had NOL carry-forwards in foreign jurisdictions available to offset future foreign taxable income by approximately $33.7 million. India has loss carry-forwards totaling $2.1 million that expire in 2021. The Company also has loss carry-forwards in the United Kingdom of $31.6 million, and these losses do not expire.

Utilization of the NOL carry-forwards can be subject to an annual limitation due to the ownership percentage change limitations under Section 382 of the Internal Revenue Code (“Section 382 limitation”). Ownership changes can limit the amount of net operating loss and other tax attributes that a company can use each year to offset future taxable income and taxes payable. In connection with a change in control in 2011 the Company was subject to Section 382 annual limitations of $77.1 million against the balance of NOL carry-forwards generated prior to the change in control in 2011. Through December 31, 2013 the Company accumulated the unused amount of Section 382 limitations in excess of the amount of NOL carry-forwards that were originally subject to limitation. Therefore these unused NOL carry-forwards are available for future use to offset taxable income. The Company has completed an analysis of changes in its ownership from 2011, through its IPO, to December 31, 2013. The conclusion is that there was not a Section 382 ownership change during this period and therefore any NOLs generated through December 31, 2013, are not subject to any new Section 382 annual limitations on NOL carry-forwards. As a result, all unused NOL carry-forwards at December 31, 2013 are available for future use to offset taxable income.

13. Severance and Other Exit Costs

In connection with acquisitions, the Company may evaluate its data center, sales and marketing, customer support and engineering operations and the general and administrative function in an effort to eliminate redundant costs. As a result, the Company may incur charges for employee severance, exiting facilities and restructuring data center commitments and other related costs. During the three months ended June 30, 2014, the Company implemented plans to further integrate and consolidate its customer support and engineering operations, resulting in severance and facility exit costs. The severance charges are associated with eliminating 90 positions across primarily customer support, engineering operations and sales and marketing. Total severance for these plans will be approximately $1.5 million, of which, $1.2 million was incurred in the three months ended June 30, 2014, with the balance to be incurred in the second half of fiscal year 2014. The Company expects the employee-related charges to be completed during the year ended December 31, 2014. The Company has accrued a severance liability of $1.0 million as of June 30, 2014 related to these severance costs.

The Company expects to incur facility costs associated with closing offices in Redwood City, California and Englewood, Colorado. The Company will have remaining lease obligations of approximately $3.0 million for vacated facilities, and will take a charge for these future lease payments, less expected sublease income, during the third quarter of fiscal year 2014. The Company is still evaluating the amount of potential sublease income that will partially offset this charge. The Company has cash payment obligations for these leases, net of sublease income, through March 31, 2018.

The following table provides a summary of the activity for the three and six months ended June 30, 2014 related to the Company’s severance accrual (in thousands):

Employee Severance
Balance at December 31, 2013	$—
Severance charges	1,247
Cash paid	(216)

Balance at June 30, 2014	$1,031

The following table presents severance charges recorded in the consolidated statement of operations and comprehensive loss for the periods presented (dollars in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014
Cost of revenue	$290	$290
Sales and marketing	115	115
Engineering and development	823	823
General and administrative	19	19

Total severance charges	$1,247	$1,247

14. Commitments and Contingencies

On February 28, 2014, the Company entered into a Master Service Agreement (the “Agreement”) with Ace Data Centers, Inc. Under the terms of the Agreement, which is retroactively effective as of January 1, 2014 (the “Effective Date”), the Company will license space at a data center facility in Provo, Utah. The Agreement provides for a term of ten years from the Effective Date and has a total estimated financial obligation of $102.0 million over the ten year term, exclusive of certain fees and charges, including without limitation, non-recurring charges, late fees or other penalties, fees for additional bandwidth purchased by the Company and additional services not contemplated in the Agreement.

From time to time, the Company is involved in legal proceedings or subject to claims arising in the ordinary course of its business. The Company is not presently a party to any legal proceedings, that in the opinion of management, if determined adversely to the Company, would have a material adverse effect on its business, financial condition, operating results or cash flow. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.

15. Related Party Transactions

The Company has various agreements in place with related parties. Below are details of related party transactions that occurred during the three and six months ended June 30, 2013 and 2014.

The Company has certain contracts with entities for outsourced services that are related parties. The ownership of these entities is held directly or indirectly by family members of the Company’s chief executive officer, who is also a director of the Company. For the three months ended June 30, 2013 and 2014, $1.0 million and $1.4 million, respectively, was recorded as expense in cost of revenue, $0.1 million and $0.3 million, respectively, was recorded in engineering and development expense, $0.1 million and $0.1 million, respectively, was recorded in sales and marketing expense, and $0.6 million and $0.0 million, respectively, was recorded in general and administrative expense, relating to services provided to the Company under these agreements. For the six months ended June 30, 2013 and 2014, $2.4 million and $2.4 million, respectively, was recorded as expense in cost of revenue, $0.4 million and $0.5 million, respectively, was recorded in engineering and development expense, $0.1 million and $0.2 million, respectively, was recorded in sales and marketing expense, and $1.0 million and $0.1 million, respectively, was recorded in general and administrative expense, relating to services provided to the Company under these agreements.

The Company also has an agreement with an entity that provides a third-party security application that is sold by the Company. The entity is collectively majority owned by the Company’s chief executive officer, and two investors in the Company, one of whom is a director of the Company, and both of whom are beneficial owners, directly and indirectly, of equity in the Company. For the three months ended June 30, 2013 and 2014, $0.9 million and $1.4 million, respectively, were recorded as expense in cost of revenue related to this agreement. For the six months ended June 30, 2013 and 2014, $1.6 million and $2.0 million, respectively, were recorded as expense in cost of revenue related to this agreement.

16. Subsequent Events

With respect to the unaudited consolidated financial statements as of and for the three and six months ended June 30, 2014, the Company performed an evaluation of subsequent events through the date of this filing.

On July 7, 2014, the Company paid $4.2 million to increase its investment in a privately-held company based in the United Kingdom, of which the Company has a controlling interest. Also on July 7, 2014, the Company entered into an amendment to the put option made by the NCI shareholders (see Note 11), which proportionately reduced the value expected to be paid upon exercise.

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

Overview

We are a leading provider of cloud-based platform solutions designed to help small and medium-sized businesses, or SMBs, succeed online. Leveraging our proprietary technology platform, we serve over 3.7 million subscribers globally with a comprehensive and integrated suite of over 150 products and services that help SMBs get online, get found and grow their businesses. The products and services available on our platform include domains, website builders, web hosting, email, security, backup, search engine optimization, or SEO, and search engine marketing, or SEM, social media services, website analytics, and productivity and e-commerce solutions.

We deliver these products and services to our subscribers through an integrated technology platform that enables the delivery of cloud-based products and services in an easy to use, intuitive and cost-effective manner. Over our 17 year history, we have honed and refined our platform to amass significant insights into the needs and aspirations of our subscribers. This allows us to engage our subscribers in timely and compelling ways, driving significant business value for them. We believe that our platform delivers these solutions quickly, reliably and safely and that these strengths and capabilities help us attract and retain subscribers who view their web presence as mission critical. These subscribers then demand products which we seek to upsell to them over a sustained period of time.

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

Second Quarter Results

Our revenue for the three months ended June 30, 2013 and 2014 was $128.2 million and $152.0 million, respectively, representing year-over-year growth of 19% while our net losses were $43.0 million and $13.4 million, respectively, and our Adjusted EBITDA was $53.7 million and $56.5 million, respectively, representing year-over-year growth of approximately 5%. During the same three month periods, our unlevered free cash flow, or UFCF, was $40.8 million and $43.6 million, respectively, representing year-over-year growth of 7%, while our free cash flow, or FCF, was $19.7 million and $29.5 million, respectively, representing year-over-year growth of 50%.

Our revenue for the six months ended June 30, 2013 and 2014 was $251.0 million and $297.7 million, respectively, representing year-over-year growth of 19% while our net losses were $64.7 million and $32.7 million, respectively, and our Adjusted EBITDA was $111.8 million and $115.6 million, respectively, representing year-over-year growth of approximately 3%. During the same six month periods, our UFCF was $85.9 million and $92.6 million, respectively, representing year-over-year growth of 8%, while our FCF was $43.8 million and $65.0 million, respectively, representing year-over-year growth of 48%.

Our revenue growth during the three and six months ended June 30, 2014 resulted from increases in our two key growth drivers, total subscribers and ARPS. We added approximately 93,000 net paying subscribers during the quarter bringing the total number of subscribers on our platform to over 3.7 million. During the quarter, ARPS grew $1.32 from $13.01 at the end of the second quarter of 2013 to $14.33. Excluding the impact of Directi (which we acquired in January 2014), our ARPS grew to $13.35 or $0.34 greater than for the second quarter of 2013. During the six months ended June 30, 2014, we added approximately 194,000 net paying subscribers, excluding the 51,000 added to our base from the acquisition of Directi in the first quarter of 2014. During the six months ended June 30, 2014, ARPS grew $1.30 from $12.96 at the end of the second quarter of 2013 to $14.26. Excluding the impact of Directi, our ARPS grew to $13.41 or $0.45 greater than at the end of the second quarter of 2013. We believe that the growth in both total subscribers and ARPS on a year-over-year basis was driven by increased investments in our direct and product marketing programs as well as favorable trends in our free to pay conversions that attracted new subscribers, combined with an increase in product adoption rates and higher cart values. We typically add fewer net paying subscribers in the second quarter over the first quarter due to seasonality and believe that we will continue to grow our total subscriber base as we invest behind our marketing programs.

Growth in Adjusted EBITDA on a year-over-year basis was primarily a result of our revenue growth offset by the additional costs we incurred related to becoming a public company, as well as by our increased investments in marketing as compared to the first half of 2013. In 2013, our marketing expenditures were lower due to our focus on integrating our 2012 acquisitions of Homestead and HostGator into our technology platform. Typically, when we are integrating technology platforms, we curtail marketing spend and subscriber additions. Following the completion of the technology integration at the end of 2013, we began re-investing in marketing and finding new channels that we believe will provide revenue-generating opportunities. We have explored new ways to on-board subscribers such as through lead-in products like back-up and storage. We have increased marketing that targets sales of products such as these while also increasing our direct marketing effort for our core web presence solutions. We believe these additional marketing investments will enable our continued growth in subscribers and ARPS and we plan to continue to increase our overall marketing spend provided we can manage our subscriber acquisition costs and return on our marketing investments at favorable levels. While these investments are generally neutral on a cash flow basis in the first year, we expect based on our experience that they will become cash flow generative over the lifetime of the product renewal cycle.

Year-over year growth in UFCF was favorably impacted by the reduction in capital expenditures following the completion of the integration of Homestead and HostGator into our technology platform.

During the three and six months ended June 30, 2014, FCF grew 50% and 48%, respectively, over the three and six months ended June 30, 2013, as we benefited from economies of scale and reduced financing costs as a result of our November 2013 bank debt refinancing.

Adjusted EBITDA, UFCF and FCF were lower in the second quarter of 2014 over the first quarter of 2014 primarily from higher sales due to typical seasonality in the first quarter. In addition higher capital expenditures of $0.5 million and a negative change in operating assets and liabilities contributed to the lower UFCF and FCF in the second quarter. We believe our Adjusted EBITDA, UFCF and FCF may increase or decrease between quarters for these reasons but will continue to increase on a year over year basis as we continue to grow our revenue and realize efficiencies in the business.

As we acquire other businesses, we regularly combine data center, sales and marketing, customer support and engineering operations and the general and administrative function to better leverage our cost structure by eliminating redundant costs. In order to remove these costs, we may incur charges for employee severance, exiting facilities and restructuring data center commitments and other related costs. During the second quarter, we began the process to close office locations in California and Colorado. These office closings resulted in the elimination of 90 positions, for which we will take severance charges of $1.5 million, of which $1.2 million was incurred during the second quarter of 2014, with the balance to be incurred during the second half of 2014. We will have approximately $3.0 million in remaining lease obligations for these closed facilities and will take a charge for remaining lease payments, net of expected sublease income, in the third quarter of 2014. We are still evaluating the amount of potential sublease income that will partially offset this charge.

Finally, we have been focusing efforts on creating more technology-focused efficiencies that we believe will support the business overall and benefit us over the long-term. The acquisition of Directi has allowed us to assess our current footprint and has resulted in a decision to reconfigure and consolidate our data center operations and customer support organization during 2014. We currently estimate that these additional plans will result in approximately $1.0 million of severance charges during the second half of 2014.

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

Increasing Total Subscribers

We plan to increase total subscribers by continuing to invest in our multi-channel, multi-brand approach. We expect to continue to develop and refine our multiple subscriber acquisition channels, including our word of mouth referrals, our referral and reseller network, our partnership with Google and other strategic partners and to expand our geographic footprint and our internationally-sourced revenues, particularly in emerging markets, as more and more SMBs in these markets come online due to wider availability of internet infrastructure and mobile connectivity. The Directi acquisition has allowed us to expand our reach in these markets. Bluehost China went live in the first quarter, and in the second quarter we released localized versions of our Bluehost and HostGator sites in several countries, including Brazil, India, Turkey and Russia. We expect to develop and launch these brands and additional brands from our portfolio in more international markets over the next several quarters. We are planning to add to our portfolio of brands, both organically and through acquisitions, to target specific segments of the SMB market.

Increasing Average Revenue per Subscriber

We plan to increase ARPS through our multi-product, multi-engagement approach by offering our subscribers additional products and services, particularly higher value items such as advanced hosting services, mobile and productivity solutions and professional services. As part of these efforts, we expect to continue to enhance our technology platform and services delivery architecture by continuing to invest in new data center space and capacity, new gear and the development of intellectual property. We also plan to build out our cloud-based applications and services to help us upsell to more price conscious subscribers in emerging markets as well as to increase our penetration in mature markets.

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

The following table, which includes Directi for the three and six months ended June 30, 2014, summarizes these non-GAAP financial measures and key metrics for the periods presented (all data in thousands, except average revenue per subscriber and monthly recurring revenue retention rate):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Financial and other metrics:
Total subscribers	3,370	3,747	3,370	3,747
Average revenue per subscriber	$13.01	$14.33	$12.96	$14.26
Monthly recurring revenue retention rate	99%	99%	99%	99%
Adjusted Net Income	$15,442	$31,444	$58,110	$64,354
Adjusted EBITDA	$53,701	$56,496	$111,827	$115,623
Unlevered free cash flow	$40,808	$43,574	$85,949	$92,572
Free cash flow	$19,673	$29,505	$43,792	$64,976

Total Subscribers

We define total subscribers as those that, as of the end of a period, are subscribing directly to our web presence solutions on a paid basis. Historically, in calculating total subscribers, we included the number of end-of-period subscribers we added through business acquisitions as if those subscribers had subscribed with us since the beginning of the period presented. Since the first quarter of 2014, we have included subscribers we added through business acquisitions from the date of the relevant acquisition. We do not include in total subscribers accounts that access our solutions via resellers or purchase only domain names from us. Subscribers of more than one brand are counted as separate subscribers. We believe total subscribers is an indicator of the scale of our platform and our ability to expand our subscriber base and is a critical factor in our ability to monetize the opportunity we have identified in serving the SMB market.

During the three and six months ended June 30, 2014, we added approximately 93,000 and 194,000 net paying subscribers, respectively, excluding the subscribers added to our base from the acquisition of Directi in the first quarter of 2014. The increase in subscriptions is primarily a result of growth in the market for our products and services, referrals, channel development, investing in our sales and our support organizations and training them to better utilize our data and analytical capabilities. In addition, upon closing the acquisition of Directi, we acquired a base of over 51,000 subscribers, bringing our total subscribers on platform to over 3.7 million as of June 30, 2014 versus 3.4 million as of June 30, 2013. The Directi subscriber base includes a significant number of resellers, which reduces the total amount of Directi’s contribution to total subscribers because we count only the resellers, and not their end customers, as subscribers.

Average Revenue per Subscriber

Average revenue per subscriber, or ARPS, is a non-GAAP financial measure that we calculate as the amount of revenue we recognize in a period divided by the average of the number of total subscribers at the beginning of the period and at the end of the period. In calculating ARPS, we exclude the impact of any fair value adjustments to deferred revenue resulting from acquisitions. Historically, we adjusted the amount of revenue to include the revenue generated from subscribers we added through business acquisitions as if those acquired subscribers had been our subscribers since the beginning of the period presented. Since the first quarter of 2014, we have adjusted the amount of revenue to include the revenue generated from subscribers we add through business acquisitions from the date of the relevant acquisition. We believe including revenue from acquired subscribers in this manner provides a useful comparison of the revenue generated per subscriber from period to period. We believe ARPS is an indicator of our ability to optimize our mix of products and services and pricing, and sell products and services to new and existing subscribers.

For the three months ended June 30, 2013 and 2014, ARPS increased from $13.01 to $14.33, respectively, and for the six months ended June 30, 2013 and 2014, ARPS increased from $12.96 to $14.26, respectively. For the three months ended June 30, 2013 and 2014, excluding the impact of Directi, ARPS increased from $13.01 to $13.35, respectively, and for the six months ended June 30, 2013 and 2014, excluding the impact of Directi, ARPS increased from $12.96 to $13.41, respectively. These increases in ARPS was a result of increasing demand for our solutions as we made progress with product adoption rates from both new and existing subscribers. We expect ARPS to increase as we increase sales to existing and new subscribers by offering additional products and services and improving our distribution by expanding our points of subscriber engagement, optimizing our communications across our various subscriber touchpoints and by facilitating easier access to our solutions.

The following table reflects the reconciliation of ARPS to revenue calculated in accordance with GAAP (all data in thousands, except ARPS data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Revenue	$128,222	$151,992	$250,963	$297,742
Purchase accounting adjustment	2,198	7,046	5,475	14,067
Pre-acquisition revenue from acquired properties	—	—	512	—

Adjusted revenue	$130,420	$159,038	$256,950	$311,809

Total subscribers	3,370	3,747	3,370	3,747
ARPS	$13.01	$14.33	$12.96	$14.26
Adjusted revenue attributable to Directi	—	12,850	—	22,310
Adjusted revenue excluding Directi	$130,420	$146,188	$256,950	$289,499
Total subscribers excluding Directi	3,370	3,695	3,370	3,695
ARPS excluding Directi	$13.01	$13.35	$12.96	$13.41

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

Adjusted Net Income

Adjusted Net Income is a non-GAAP financial measure that we calculate as net income (loss) plus (i) changes in deferred revenue inclusive of purchase accounting adjustments related to acquisitions, amortization, stock-based compensation expense, loss of unconsolidated entities, net loss on sale of property and equipment, expenses related to integration of acquisitions and restructurings, any dividend-related payments accounted for as compensation expense, transaction expenses and charges including costs associated with certain litigation matters, and preparation for our IPO, less (ii) earnings of unconsolidated entities and net gain on sale of property and equipment and (iii) the estimated tax effects of the foregoing adjustments. Due to our history of acquisitions and financings, we have incurred accounting charges and expenses that obscure the operating performance of our business. We believe that adjusting for these items and the use of Adjusted Net Income is useful to investors in evaluating the performance of our company.

Our adjusted net income increased from $15.4 million for the three months ended June 30, 2013 to $31.4 million for the three months ended June 30, 2014 and increased from $58.1 million for the six months ended June 30, 2013 to $64.4 million for the six months ended June 30, 2014. The increase in our Adjusted Net Income was in part due to lower interest expense of $7.7 million and $15.9 million in the three and six months ended June 30, 2014, respectively, as a result of a lower effective interest rate on our term loan debt, following our refinancing in November 2013. The increase in our Adjusted Net Income in the three months ended June 30, 2014 was also due to a lower income tax charge of $8.7 million compared with the three months ended June 30, 2013. In the second quarter of 2013 we recorded a valuation allowance against substantially all of our deferred tax assets. Year over year for the six month periods we had higher income taxes of $7.1 million which in part offsets the overall increase in our Adjusted Net Income. This increase in our Adjusted Net Income was also partially offset by a higher depreciation charge of $3.2 million and $6.3 million in the three and six months ended June 30, 2014, respectively, as a result of expanding our business and data center infrastructure as we migrated customers from our 2012 acquisitions of HostGator and Homestead onto our platform.

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

After adjusting both periods for the impact of the changes in deferred tax, depreciation and interest expense, as described above under Adjusted Net Income, Adjusted EBITDA increased by $2.8 million from $53.7 million for the three months ended June 30, 2013 to $56.5 million for the three months ended June 30, 2014 and increased by $3.8 million from $111.8 million for the six months ended June 30, 2013 to $115.6 million for the six months ended June 30, 2014. These increases in Adjusted EBITDA were primarily a result of our revenue growth, increases in the number of subscribers on our platform, an increase in ARPS and achieving greater scale benefits. This growth was impacted by our increased investments in marketing and by the additional costs we incurred related to becoming a public company. While growth in new subscriber revenue is typically offset by marketing expense in the first year of subscription, these investments in marketing are generally neutral on a cash flow basis in the first year. In our experience, these investments become cash flow generative over the lifetime of the product renewal cycle. We expect that these investments in 2014 will be contributing to cash flow starting in 2015 as subscribers remain on platform, renew their subscription and buy additional products with minimal further marketing investment.

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

UFCF increased from $40.8 million in the three months ended June 30, 2013 to $43.6 million in the three months ended June 30, 2014 and increased from $85.9 million for the six months ended June 30, 2013 to $92.6 million for the six months ended June 30, 2014. Year-over year growth in UFCF was favorably impacted by the reduction in capital expenditures, following the completion of integration of Homestead and HostGator into our technology platform.

Free Cash Flow

Free cash flow, or FCF, is a non-GAAP financial measure that we calculate as unlevered free cash flow less interest expense. We believe that this presentation of free cash flow provides investors with an additional indicator of our ability to generate positive cash flows after meeting our obligations with regard to payment of interest on our outstanding indebtedness.

FCF increased from $19.7 million for the three months ended June 30, 2013 to $29.5 million for the three months ended June 30, 2014. FCF increased from $43.8 million for the six months ended June 30, 2013 to $65.0 million for the six months ended June 30, 2014. The increases in FCF were primarily due to realizing economies of scale in the business and reduced financing costs following our initial public offering or IPO. This included reducing our overall term loan bank debt and a reduction in our effective interest rate as a result of our debt refinancing which occurred in November 2013. We expect our FCF to continue to benefit in future periods from the reduction in our term loan interest expense, based on the current loan balance and interest rates.

The following table reflects the reconciliation of Adjusted Net Income, Adjusted EBITDA, UFCF and FCF to net loss calculated in accordance with GAAP (all data in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Net loss	$(42,958)	$(16,132)	$(64,686)	$(38,601)
Stock-based compensation	186	3,629	739	7,173
(Gain) loss on sale of property and equipment	345	68	332	74
(Gain) loss of unconsolidated entities	(129)	(89)	(266)	(110)
Amortization of intangible assets	26,244	25,462	52,314	49,541
Amortization of deferred financing costs	53	19	106	38
Changes in deferred revenue (inclusive of impact of purchase accounting)	13,926	12,188	33,651	37,580
Transaction expenses and charges	4,517	757	8,358	2,120
Integration and restructuring expenses	15,021	7,975	31,280	11,171
Tax-affected impact of adjustments	(1,763)	(2,433)	(3,718)	(4,632)

Adjusted Net Income	$15,442	$31,444	$58,110	$64,354

Depreciation	4,342	7,502	8,267	14,548
Income tax expense (benefit)	12,153	3,481	2,047	9,119
Interest expense, net (net of impact of amortization of deferred financing costs)	21,764	14,069	43,403	27,602

Adjusted EBITDA	$53,701	$56,496	$111,827	$115,623

Change in operating assets and liabilities, net of acquisitions	(5,839)	(5,242)	(6,852)	(5,821)
Capital expenditures (1)	(6,442)	(7,595)	(17,947)	(14,683)
Income tax (excluding deferred tax)	(612)	(85)	(1,079)	(2,547)

Unlevered free cash flow	$40,808	$43,574	$85,949	$92,572

Net cash interest paid (net of change in accrued loan interest)	(21,135)	(14,069)	(42,157)	(27,596)

Free cash flow	$19,673	$29,505	$43,792	$64,976

(1)	Capital expenditures during the three and six months ended June 30, 2014 includes $0.9 million and $1.8 million, respectively, of payments under a three year capital lease for software of $11.7 million beginning in January 2014. The remaining balance on the capital lease is $9.9 million as of June 30, 2014.

The following table provides a reconciliation of changes in deferred revenue (inclusive of impact of purchase accounting), included in Adjusted EBITDA to changes in deferred revenue in our consolidated statements of cash flows (all data in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Changes in deferred revenue (inclusive of impact of purchase accounting)	$13,926	$12,188	$33,651	$37,580
Application of purchase accounting for the Directi acquisition:
Impact of reduced fair value of deferred domain registration costs	—	6,335	—	12,337

Changes in deferred revenue in consolidated statements of cash flows	$13,926	$18,523	$33,651	$49,917

The following table provides a reconciliation of change in operating assets and liabilities, net of acquisitions, included in UFCF to the changes in operating assets and liabilities in our consolidated statements of cash flows (all data in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Change in operating assets and liabilities, net of acquisitions	$(5,839)	$(5,242)	$(6,852)	$(5,821)
Application of purchase accounting for the Directi acquisition:
Impact of reduced fair value of deferred domain registration costs	—	(6,335)	—	(12,337)

Change in operating assets and liabilities, excluding deferred revenue, in consolidated statements of cash flows	$(5,839)	$(11,577)	$(6,852)	$(18,158)

The following table provides a reconciliation of income tax expense (benefit) included in FCF to the income tax expense (benefit) in our consolidated statements of operations and comprehensive loss and to the income taxes paid amount in our consolidated statements of cash flows (all data in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Income tax expense (benefit)	$12,153	$3,481	$2,047	$9,119
Tax-affected impact of adjustments	(1,763)	(2,433)	(3,718)	(4,632)

Income tax expense (benefit) in consolidated statement of operations and comprehensive loss	$10,390	$1,048	$(1,671)	$4,487

Less: change in deferred tax benefit (expense)	(9,778)	(963)	2,750	(1,940)

Income tax (excluding deferred tax)	$612	$85	$1,079	$2,547

(Increase) decrease in accrued income taxes	225	619	11	(1,596)

Income taxes paid in consolidated statements of cash flows	$837	$704	$1,090	$951

The following table provides a reconciliation of net interest expense included in FCF to net interest in our consolidated statement of operations and comprehensive loss and to interest paid in our consolidated statement of cash flows (all data in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Interest expense, net (net of impact of deferred financing costs)	$21,764	$14,069	$43,403	$27,602
Amortization of deferred financing costs	53	19	106	38

Other expense in consolidated statements of operations and comprehensive loss	$21,817	$14,088	$43,509	$27,640

Less:
Amortization of deferred financing costs	(53)	(19)	(106)	(38)
Amortization of net present value of deferred consideration	(589)	—	(1,168)	(5)
Decrease in accrued interest	4,108	16	5,007	500
Interest income	18	89	30	172

Interest paid in consolidated statements of cash flows	$25,301	$14,174	$47,272	$28,269

The following table provides the three major categories of the statement of our cash flows, calculated in accordance with GAAP (all data in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Cash flows provided by operating activities	$6,537	$28,402	$22,023	$66,389
Cash flows used in investing activities	$(15,135)	$(28,311)	$(28,812)	$(52,891)
Cash flows provided by (used in) financing activities	$7,809	$(27,662)	$664	$(56,278)

The following table reflects the reconciliation of cash flows from operating activities (“operating cash flow”) to free cash flow (all data in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Operating cash flow	$6,537	$28,402	$22,023	$66,389
Less:
Capital expenditures and capital lease obligations	(6,442)	(7,595)	(17,947)	(14,683)
Plus:
Costs excluded in free cash flow net of costs also excluded in operating cash flow:
Transaction expenses and charges	4,557	723	8,436	2,099
Integration and restructuring expenses	15,021	7,975	31,280	11,171

Free cash flow	$19,673	$29,505	$43,792	$64,976

Components of Operating Results

Revenue

We generate revenue primarily from selling subscriptions for our cloud-based products and services. The subscriptions we offer are similar across all of our brands and are provided under contracts pursuant to which we have ongoing obligations to support the subscriber. These contracts are generally for service periods of up to 36 months and typically require payment in advance at the time of initiating the subscription for the entire subscription period. Typically, we also have arrangements in place to auto renew a subscription at the end of the subscription period. Due to factors such as introductory pricing, our renewal fees may be higher than our initial subscription. We sell more subscriptions with twelve month terms than with any other term length. We also earn revenue from the sale of domain name registrations and non-term based products and services, such as online security products and professional technical services as well as through referral fees and commissions. We expect our revenue to increase in future periods as we expand our subscriber base and increase our average revenue per subscriber by selling additional products and services throughout their subscription period.

Cost of Revenue

Cost of revenue includes costs of operating our subscriber support organization, fees we pay to register domain names for our subscribers, costs of leasing and operating data center infrastructure, including personnel costs for our network operations, fees we pay to third-party product and service providers, and merchant fees we pay as part of our billing processes. We also allocate to cost of revenue the depreciation and amortization related to these activities and the intangible assets we have acquired, as well as a portion of our overhead costs attributable to our employees engaged in subscriber support activities. In addition, cost of revenue includes stock-based compensation expense for employees engaged in support and network operations. We expect cost of revenue to increase in absolute dollars in future periods as we expand our subscriber base, increase our levels of subscriber support, expand our domain name business and add data center capacity. Cost of revenue may increase or decrease as a percentage of revenue in a given period, depending on our ability to manage our infrastructure costs, in particular with respect to data centers and support, the amount of third-party product and services that we sell and as a result of our amortization expense.

Gross Profit

Gross profit is the difference between revenue and cost of revenue. Gross profit has fluctuated from period to period in large part as a result of revenue and cost of revenue adjustments from purchase accounting impacts related to acquisitions, as well as revenue and cost of revenue impacts from growth in our business. With respect to revenue, the application of purchase accounting requires us to record purchase accounting adjustments for acquired deferred revenue, which reduces the revenue recorded from acquisitions. With respect to cost of revenue, the application of purchase accounting requires us to defer domain registration costs, which reduces cost of revenue, and record long-lived assets at fair value, which increases cost of revenue through an increase in amortization expense over the estimated useful life of the long-lived assets. In addition, our revenue and our cost of revenue have increased in recent years as our subscriber base has expanded. For a new subscriber that we bring on to our platform, we typically recognize revenue over the term of the subscription, even though we collect the subscription fee at the initial billing. As a result, our gross profit may be affected by the prices we charge for our subscriptions, as well as by the number of new subscribers and the terms of their subscriptions. We expect our gross profit to increase in absolute dollars in future periods while our gross profit margin may increase or decrease.

Operating Expense

We classify our operating expense into three categories: sales and marketing, engineering and development, and general and administrative.

Sales and Marketing. Sales and marketing expense primarily consists of costs associated with payments to our network of partners, SEM and SEO, general awareness and brand building activities, as well as the cost of employees engaged in sales and marketing activities. Sales and marketing expense also includes costs associated with sales of products. In the last fiscal quarter of 2013 we broadened our investment in marketing expense to include new channels for acquiring subscribers through lead in products like storage and backup. In the three and six months ended June 30, 2014, we increased our investment in marketing, including ramping up our investment in product marketing.

Sales and marketing expense includes stock-based compensation expense for employees engaged in sales and marketing activities. We expect sales and marketing expense to increase in absolute dollars in future periods as we continue to expand our business and increase our sales efforts. We also expect sales and marketing expense to be our largest category of operating expense for the foreseeable future as we continue with our plans to develop and grow additional subscriber acquisition channels. Sales and marketing expense as a percentage of revenue may increase or decrease in a given period, depending on the cost of attracting new subscribers to our solutions (our subscriber acquisition costs), changes in how we invest in different subscriber acquisition channels, changes in how we approach search engine marketing and search engine optimization and the extent of general awareness and brand building activities we may undertake as well as the efficiency of our sales and support people and our ability to monetize our subscribers and drive favorable returns on invested marketing dollars.

Engineering and Development. Engineering and development expense includes the cost of employees engaged in enhancing our systems, developing and expanding product and service offerings, and integrating technology capabilities from our acquisitions. Engineering and development expense includes stock-based compensation expense for employees engaged in engineering and development activities. We expect our engineering and development expense as a percentage of our revenue to remain in line with current performance.

General and Administrative. General and administrative expense includes the cost of employees engaged in corporate functions, such as finance, human resources, legal affairs and general management. General and administrative expense also includes all facility and related overhead costs not allocated to cost of revenue, as well as insurance premiums and professional service fees. We incurred additional expenses in preparing for our IPO and will continue to incur additional expenses associated with being a publicly traded company and due to our expansion into international territories, including increased legal, corporate insurance, tax and accounting expenses, and the additional costs of achieving and maintaining compliance with Section 404 of the Sarbanes-Oxley Act and other regulations. General and administrative expense includes stock-based compensation expense for employees engaged in general and administrative activities. We expect that general and administrative expense will continue to increase in absolute dollars but decrease marginally as a percentage of revenue.

Net Interest Income (Expense)

Interest expense consists primarily of costs related to, and interest paid on, our indebtedness. We include the cash cost of interest payments and loan financing fees, the amortization of deferred financing costs and the amortization of the net present value adjustment which we may apply to some deferred consideration payments related to our acquisitions in our calculation of interest expense. Interest income consists primarily of interest income earned on our cash and cash equivalents balances. We expect net interest expense on our first lien term loan to be lower in future periods as compared to 2013 following a refinancing of our bank debt in November 2013.

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

We believe that our critical accounting policies and estimates are the assumptions and estimates associated with the following:

•	revenue recognition,

•	goodwill,

•	long-lived assets,

•	depreciation,

•	amortization,

•	income taxes, and

•	stock-based compensation arrangements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
	(unaudited)
Revenue	$128,222	$151,992	$250,963	$297,742
Cost of revenue	87,972	92,611	175,180	181,802

Gross profit	40,250	59,381	75,783	115,940

Operating expense:
Sales and marketing	29,768	38,225	58,299	79,849
Engineering and development	6,095	5,365	12,235	10,318
General and administrative	15,267	16,876	28,363	32,357

Total operating expense	51,130	60,466	98,897	122,524

Loss from operations	(10,880)	(1,085)	(23,114)	(6,584)
Total other expense, net	(21,817)	(14,088)	(43,509)	(27,640)

Loss before income taxes and equity earnings of unconsolidated entities	(32,697)	(15,173)	(66,623)	(34,224)
Income tax expense (benefit)	10,390	1,048	(1,671)	4,487

Loss before equity earnings of unconsolidated entities	(43,087)	(16,221)	(64,952)	(38,711)

Equity income of unconsolidated entities, net of tax	(129)	(89)	(266)	(110)

Net loss	$(42,958)	$(16,132)	$(64,686)	$(38,601)

Net loss attributable to non-controlling interest	—	(2,684)	—	(5,868)

Net loss attributable to Endurance International Group Holdings, Inc.	$(42,958)	$(13,448)	$(64,686)	$(32,733)

Comparison of Three Months Ended June 30, 2013 and 2014

Revenue

	Three Months Ended June 30,		Change
	2013	2014	Amount	%
Revenue	$128,222	$151,992	$23,770	19%

Revenue increased by $23.8 million, or 19%, from $128.2 million for the three months ended June 30, 2013 to $152.0 million for the three months ended June 30, 2014. Of this increase, $6.6 million was related to revenues from our acquisition of Directi and $17.2 million was primarily due to an increase in subscribers on our platform as we expanded lead-in products such as back-up and storage and focused our marketing on attracting new subscribers, an increase in demand for our solutions from both new and existing subscribers and increases in prices paid by our subscribers at renewals or after expiration of promotional periods. Consistent with our plans, as we completed the integration of the 2012 acquisitions of HostGator and Homestead onto our integrated technology platform, we were able to increase our marketing spend and drive additional subscriber signups and also enhance the promotion of our products and services through improved business insight and analytics offered through the integrated technology platform.

Cost of Revenue

	Three Months Ended June 30,
	2013		2014		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of revenue	$87,972	69%	$92,611	61%	$4,639	5%

Cost of revenue increased by $4.6 million, or 5%, from $88.0 million for the three months ended June 30, 2013 to $92.6 million for the three months ended June 30, 2014. Of this increase, $6.0 million, which included an amortization charge of $1.7 million, was attributable to our acquisition of Directi on January 23, 2014, $2.8 million was due to an increase in depreciation expense as a result of expanding our data center infrastructure during 2012 and 2013, $1.4 million was related to an increase in domain registration costs and $2.2 million was attributable to costs of third party products and services related to our sales. Stock-based compensation expense increased by approximately $0.1 million from $2,000 for the three months ended June 30, 2013 to $0.1 million for the three months ended June 30, 2014. These increases were partially offset by a decrease in data center expenses of $2.6 million, a decrease in support costs of $2.8 million resulting from the migration of HostGator and Homestead subscribers onto our platform and a $2.5 million decrease in amortization expense.

Gross Profit

	Three Months Ended June 30,
	2013		2014		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Gross profit	$40,250	31%	$59,381	39%	$19,131	48%

Gross profit increased by $19.1 million, from $40.3 million for the three months ended June 30, 2013 to $59.4 million for the three months ended June 30, 2014. Our gross profit as a percentage of revenue increased by 8 percentage points from 31% for the three months ended June 30, 2013 to 39% for the three months ended June 30, 2014. Approximately 50% of this increase, quarter over quarter, was attributable to the net contribution from an increase in our subscriber base, our monetization of those subscribers and our acquisition of Directi. The remaining increase in our gross profit as a percentage of revenue, quarter over quarter, was attributable to the net purchase accounting impact of amortization related to our acquisitions since 2012, including Directi. A reduction in the amortization expense from our earlier acquisitions was offset by additional amortization expense from our acquisitions since June 30, 2013.

Operating Expense

	Three Months Ended June 30,
	2013		2014		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Sales and marketing	$29,768	23%	$38,225	25%	$8,457	28%
Engineering and development	6,095	5%	5,365	4%	(730)	(12)%
General and administrative	15,267	12%	16,876	11%	1,609	11%

Total	$51,130	40%	$60,466	40%	$9,336	18%

Sales and Marketing. Sales and marketing expense increased by $8.5 million, or 28%, from $29.7 million for the three months ended June 30, 2013 to $38.2 million for the three months ended June 30, 2014. In addition to investing in marketing expense for the acquisition of new subscribers, we have increased our investing in product marketing. The increase is primarily attributable to increases of $8.6 million in marketing spend, $0.4 million in stock-based compensation expense, which increased from $5,000 for the three months ended June 30, 2013 to $0.4 million for the three months ended June 30, 2014, and $0.2 million in depreciation expense. These increases were partially offset by a net decrease in payroll and commissions of $0.7 million as we changed our commission structure.

Engineering and Development. Engineering and development expense decreased by $0.7 million, or 12%, from $6.1 million for the three months ended June 30, 2013 to $5.4 million for the three months ended June 30, 2014. Of this decrease, $0.9 million was due to capitalizing certain software development costs in connection with our investment in improvements to our infrastructure and technology platform and $0.6 million was due to a reduction in integration and restructuring costs as we completed our integration of 2012 acquisitions at the end of the last fiscal year. These cost reductions were partially offset by a $0.6 million increase as we expanded our international footprint following the acquisition of Directi and by a $0.2 million increase in stock-based compensation expense from $3,000 for the three months ended June 30, 2013 to $0.2 million for the three months ended June 30, 2014.

General and Administrative. General and administrative expense increased by $1.6 million, or 11%, from $15.3 million for the three months ended June 30, 2013 to $16.9 million for the three months ended June 30, 2014. Of this increase, $2.8 million was attributable to increased stock-based compensation expense, which increased from $0.2 million for the three months ended June 30, 2013 to $3.0 million for the three months ended June 30, 2014. The increase in our stock-based compensation is primarily a result of stock awards granted under our 2013 Stock Incentive Plan during the fourth quarter of 2013. In addition, $1.7 million was attributable to increased spending to support the growth of our business. These increases were offset by a $2.7 million decrease in transaction expenses and a $0.2 million decrease in depreciation expense. We incurred higher transaction costs in the three months ended June 30, 2013 which primarily consisted of deferred bonus payments in connection with the acquisition of HostGator and legal and professional costs incurred related to our acquisition of Directi.

Net Interest Income (Expense)

	Three Months Ended June 30,		Change
	2013	2014	Amount	%
Net interest income (expense)	$(21,817)	$(14,088)	$7,729	35%

Net interest expense decreased by $7.7 million, or 35%, from $21.8 million for the three months ended June 30, 2013 to $14.1 million for the three months ended June 30, 2014. Of this decrease, $7.2 million is due to lower interest expense resulting from our debt refinancing activities in November 2013, which lowered our aggregate notes payable and our effective interest rates. The decrease is also due to a $0.6 million reduction in the accretion of present value for the deferred consideration and deferred bonus payments related to the HostGator acquisition, paid in January 2014. These decreases were partially offset by an increase of $0.1 million related to capitalized lease obligations which were entered into during the three months ended March 31, 2014.

Income Tax Expense (Benefit)

	Three Months Ended June 30,		Change
	2013	2014	Amount	%
Income tax expense	$10,390	$1,048	$9,342	90%

Income tax expense for the three months ended June 30, 2013 decreased by $9.3 million, or 90%, from $10.4 million for the three months ended June 30, 2013 to $1.1 million for the three months ended June 30, 2014. The decrease of $9.3 million is primarily attributable to the tax expense incurred in 2013 with the establishment of a valuation allowance against substantially all of our deferred tax assets. In both periods, we had nondeductible expenses primarily related to stock-based compensation, transaction costs and interest.

Comparison of Six Months Ended June 30, 2013 and 2014

Revenue

	Six Months Ended June 30,		Change
	2013	2014	Amount	%
Revenue	$250,963	$297,742	$46,779	19%

Revenue increased by $46.7 million, or 19%, from $251.0 million for the six months ended June 30, 2013 to $297.7 million for the six months ended June 30, 2014. Of this increase, $9.1 million was related to revenues from our acquisition of Directi and $37.6 million was primarily due to an increase in subscribers on our platform as we expanded lead-in products such as back-up and storage and focused our marketing on attracting new subscribers, an increase in demand for our solutions from both new and existing subscribers and increases in prices paid by our subscribers at renewals or after expiration of promotional periods. Consistent with our plans, as we completed the integration of the 2012 acquisitions of HostGator and Homestead onto our integrated technology platform, we were able to increase our marketing spend and drive additional subscriber signups and also enhance the promotion of our products and services through improved business insight and analytics offered through the integrated technology platform.

Cost of Revenue

	Six Months Ended June 30,
	2013		2014		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of revenue	$175,180	70%	$181,802	61%	$6,622	4%

Cost of revenue increased by $6.6 million, or 4%, from $175.2 million for the six months ended June 30, 2013 to $181.8 million for the six months ended June 30, 2014. Of this increase, $9.2 million, which included an amortization charge of $2.7 million, was attributable to our acquisition of Directi on January 23, 2014, $5.7 million was due to an increase in depreciation expense as a result of expanding our data center infrastructure during 2012 and 2013, $3.2 million was related to an increase in domain registration costs and $3.8 million was attributable to costs of third party products and services related to our sales. Stock-based compensation expense increased by approximately $0.2 million from $11,000 for the six months ended June 30, 2013 to $0.2 million for the six months ended June 30, 2014. These increases were partially offset by a decrease in data center expenses of $7.2 million, support of $2.8 million resulting from the migration of HostGator and Homestead subscribers onto our platform and a $5.5 million decrease in amortization expense.

Gross Profit

	Six Months Ended June 30,
	2013		2014		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Gross profit	$75,783	30%	$115,940	39%	$40,157	53%

Gross profit increased by $40.2 million, from $75.8 million for the six months ended June 30, 2013 to $116.0 million for the six months ended June 30, 2014. Our gross profit as a percentage of revenue increased by 9 percentage points from 30% for the six months ended June 30, 2013 to 39% for the six months ended June 30, 2014. Approximately 50% of this increase, period over period, was attributable to the net contribution from an increase in our subscriber base, our monetization of those subscribers and our acquisition of Directi. The remaining increase in our gross profit as a percentage of revenue, period over period, was attributable to the net purchase accounting impact of amortization related to our acquisitions since 2012, including Directi. A reduction in the amortization expense from our earlier acquisitions was offset by additional amortization expense from our acquisitions since June 30, 2013.

Operating Expense

	Six Months Ended June 30,
	2013		2014		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Sales and marketing	$58,299	23%	$79,849	27%	$21,550	37%
Engineering and development	12,235	5%	10,318	3%	(1,917)	(16)%
General and administrative	28,363	11%	32,357	11%	3,994	14%

Total	$98,897	39%	$122,524	41%	$23,627	24%

Sales and Marketing. Sales and marketing expense increased by $21.5 million, or 37%, from $58.3 million for the six months ended June 30, 2013 to $79.8 million for the six months ended June 30, 2014. In addition to investing in marketing expense for the acquisition of new subscribers, we have increased our investing in product marketing. The increase is primarily attributable to increases of $18.9 million in marketing spend, $0.7 million in stock-based compensation expense, which increased from $0.1 million for the six months ended June 30, 2013 to $0.8 million for the six months ended June 30, 2014, and $0.4 million in depreciation expense. In addition, net payroll and commission expense increased by $1.5 million for the six months ended June 30, 2014 as we changed our commission structure.

Engineering and Development. Engineering and development expense decreased by $1.9 million, or 16%, from $12.2 million for the six months ended June 30, 2013 to $10.3 million for the six months ended June 30, 2014. Of this decrease, $1.9 million was due to a reduction in integration and restructuring costs as we completed our integration of 2012 acquisitions at the end of the last fiscal year, and $1.5 million was due to capitalizing certain software development costs in connection with our investment in improvements to our infrastructure and technology platform. This was partially offset by a $1.2 million increase as we expanded our international footprint following the acquisition of Directi and a $0.3 million increase in stock-based compensation expense from $0.1 million for the six months ended June 30, 2013 to $0.4 million for the six months ended June 30, 2014.

General and Administrative. General and administrative expense increased by $4.0 million, or 14%, from $28.4 million for the six months ended June 30, 2013 to $32.4 million for the six months ended June 30, 2014. Of this increase, $5.2 million was attributable to increased stock-based compensation expense, which increased from $0.6 million for the six months ended June 30, 2013 to $5.8 million for the six months ended June 30, 2014. The increase in our stock-based compensation is primarily a result of stock awards granted under our 2013 Stock Incentive Plan during the fourth quarter of 2013. In addition, $3.6 million was attributable to increased spending to support the growth of our business. These increases were offset by a $4.6 million decrease in transaction expenses and a $0.2 million decrease in depreciation expense. We incurred higher transaction costs in the six months ended June 30, 2013 which primarily consisted of deferred bonus payments in connection with the acquisition of HostGator and legal and professional costs incurred related to our international acquisitions.

Net Interest Income (Expense)

	Six Months Ended June 30,		Change
	2013	2014	Amount	%
Net interest income (expense)	$(43,509)	$(27,640)	$15,869	36%

Net interest expense decreased by $15.9 million, or 36%, from $43.5 million for the six months ended June 30, 2013 to $27.6 million for the six months ended June 30, 2014. Of this decrease, $14.9 million is due to lower interest expense resulting from our debt refinancing activities in November 2013, which lowered our aggregate notes payable and our effective interest rates. The decrease is also due to a $1.2 million reduction in the accretion of present value for the deferred consideration and deferred bonus payments related to the HostGator acquisition, paid in January 2014. These decreases were partially offset by an increase of $0.2 million related to capitalized lease obligations which were entered into during the six months ended June 30, 2014.

Income Tax Expense (Benefit)

	Six Months Ended June 30,		Change
	2013	2014	Amount	%
Income tax expense (benefit)	$(1,671)	$4,487	$6,158	369%

The benefit for income taxes for the six months ended June 30, 2013 decreased by $6.2 million, or 369%, from a $1.7 million benefit for the six months ended June 30, 2013 to a $4.5 million expense for the six months ended June 30, 2014. The decrease includes a net increase in our state and foreign income tax expense of $1.5 million and a net increase in our deferred tax expense of $4.7 million. The decrease in our deferred tax benefit from June 30, 2013 to June 30, 2014 was primarily attributable to the establishment of a valuation allowance during the second quarter of 2013. In both periods, we had nondeductible expenses primarily related to stock-based compensation, transaction costs and interest.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations since inception primarily with cash flow generated by operations and borrowings under credit facilities. In October 2013, we also raised funds from our IPO and received net proceeds of $232.1 million, after deducting underwriting discounts and commissions and offering–related expenses payable by us. On November 25, 2013, we completed a debt refinancing and used a portion of the net proceeds from our IPO to reduce our overall indebtedness by $148.8 million to $1,050.0 million, consisting of first lien debt which matures November 9, 2019. We also increased our revolving credit facility, which matures on December 22, 2016, to $125.0 million. As part of the refinancing, we paid off our second lien term loan and added an incremental first lien term loan, resulting in a lower interest rate which we expect will provide annualized savings of approximately $35.0 million, based on the first lien term loan balance as of June 30, 2014.

Under our first lien term loan facility, we are required to make quarterly principal payments of $2.6 million. We currently pay 5.00% interest on our first lien term loan and between 7.75% and 8.50% on our revolving credit facility borrowings, which we use to fund our acquisition and investing activities.

Historically, we have used debt primarily to finance our acquisition related activities. Our current debt originated as a term loan in the amount of $350.0 million in connection with our acquisition by investment funds and entities affiliated with Warburg Pincus and Goldman Sachs on December 22, 2011. Between the end of 2011 and our IPO, we raised additional debt through a series of refinancings, primarily in 2012, for funding the redemption of certain redeemable preferred stock for $156.0 million, a dividend distribution of $300.0 million and the acquisitions of HostGator and Homestead, which had an aggregate purchase price of approximately $360.0 million.

As of June 30, 2014, we had cash and cash equivalents totaling $23.9 million and negative working capital of $256.0 million. In addition, we had approximately $1,042.1 million of indebtedness outstanding under our first lien term loan facility and $33.0 million drawn against our $125.0 million revolving credit facility.

Cash and Cash Equivalents

As of June 30, 2014, our cash and cash equivalents were primarily held for working capital purposes and for required principal and interest payments under our indebtedness. A majority of our cash and cash equivalents was held in operating accounts. Our cash and cash equivalents decreased by $42.9 million from $66.8 million at December 31, 2013 to $23.9 million at June 30, 2014. We used excess cash on hand at December 31, 2013, along with cash flows from operations and a net draw against our revolving credit facility of $33.0 million to fund our acquisition and investment activity described under financing and investing activities below. Our future capital requirements will depend on many factors including, but not limited to, our growth rate, the continued expansion of sales and marketing activities, the introduction of new and enhanced products and services, market acceptance of our solutions, acquisitions and our gross profits and operating expenses. We believe that our current cash and cash equivalents and operating cash flows will be sufficient to meet our anticipated working capital and capital expenditure requirements as well as our required principal and interest payments under our indebtedness, for at least the next 12 months.

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods (all data in thousands):

	Six Months Ended June 30,
	2013	2014
Purchases of property and equipment	$(17,947)	$(12,901)
Principal payments on capital lease obligations	—	(1,782)
Depreciation	8,267	14,548
Amortization	53,588	49,584
Cash flows provided by operating activities	22,023	66,389
Cash flows used in investing activities	(28,812)	(52,891)
Cash flows provided by (used in) financing activities	664	(56,278)

Capital Expenditures

Our capital expenditures on purchase of property and equipment for the six months ended June 30, 2013 and 2014 were $17.9 million and $12.9 million, respectively. The higher expenditure in the six months ended June 30, 2013 included a significant and extraordinary investment in data center infrastructure to support the migration of subscribers from the 2012 HostGator acquisition to our systems. In addition, our capital expenditures during the six months ended June 30, 2014, includes $1.8 million of principal payments under a three year capital lease for software of $11.7 million beginning in January 2014. The remaining balance payable on the capital lease is $9.9 million. We did not have any capital lease obligations in the six months ended June 30, 2013. We expect to maintain our total capital expenditures in line with revenue growth as we expand our business.

Depreciation

Our depreciation expense for the six months ended June 30, 2013 and 2014 increased from $8.3 million to $14.5 million. This increase was primarily due to expansion in our business by on-boarding acquisitions as well as investments in data center infrastructure as described above and leasehold improvements. The leasehold improvements were associated with new operating leases as we expanded and revamped our presence in Arizona, Utah, Texas, and Massachusetts.

Amortization

Our amortization expense, which includes amortization of other intangible assets, amortization of deferred financing costs and amortization of net present value of deferred consideration, decreased by $4.0 million from $53.6 million for the six months ended June 30, 2013 to $49.6 million for the six months ended June 30, 2014. Of this decrease in amortization expense, $2.8 million was primarily due to lower expenses associated with customer relationships and trademarks related to acquisitions that occurred prior to June 30, 2013, partially offset by the increase of amortization expense related to intangible assets of businesses that have been acquired since December 1, 2013. The remaining $1.2 million was attributable to lower amortization expense of net present value of deferred consideration as a result of our acquisition of HostGator in July 2012, which had deferred consideration payments payable twelve and eighteen months after the date of the acquisition. The final payment was made in January 2014.

Operating Activities

Cash provided by operating activities consists primarily of net loss adjusted for certain non-cash items including depreciation, amortization, stock-based compensation expense and changes in deferred taxes, and the effect of changes in working capital, in particular in deferred revenue. As we add subscribers to our platform, we typically collect subscription fees at the time of initial billing and recognize revenue over the terms of the subscriptions. Accordingly, we generate operating cash flows as we collect cash from our subscribers in advance of delivering the related products and services, and we maintain a significant deferred revenue balance. As we add subscribers and sell additional products and services, our deferred revenue balance increases. Our operating cash flows are net of transaction expenses and charges, including IPO expenses.

Net cash provided by operating activities was $66.4 million in the six months ended June 30, 2014 compared with $22.0 million in the six months ended June 30, 2013. The increase in the six months ended June 30, 2014 consisted of a net loss of $38.6 million, offset by non-cash charges of $73.2 million, and a net change of $31.8 million in our operating assets and liabilities. The net change in our operating assets and liabilities included an increase in deferred revenue of $49.9 million which was $16.3 million greater than in the same period in 2013. In addition, we used $19.0 million less cash to fund our interest payments.

Net cash provided by operating activities was $22.0 million in the six months ended June 30, 2013 which consisted of a net loss of $64.7 million, offset by non-cash charges of $59.9 million and a net change of $26.8 million in our operating assets and liabilities. The net change in our operating assets and liabilities included an increase in deferred revenue of $33.7 million.

Investing Activities

Cash flows used in investing activities consists primarily of purchase of property and equipment, acquisition consideration payments, and changes in restricted cash balances.

During the six months ended June 30, 2014 we used $25.2 million in cash, net of cash acquired, for the purchase consideration for our acquisition of Directi and our purchase of a domain name business and $15.0 million was used to acquire a minority interest in Automattic, Inc. We also used $12.8 million of cash to purchase property and equipment, net of proceeds from disposals of $0.1 million. These were partially offset by a net return of $0.2 million of restricted cash held by a payment processor.

The majority of the cash used during the six months ended June 30, 2013 was to purchase $17.9 million of property and equipment, in particular for the migration of HostGator subscribers as previously described above under Capital Expenditures. We also used $2.4 million, net of cash acquired, for initial consideration for an acquisition in Brazil and $8.8 million to acquire a minority interest in a company based in the United Kingdom. These were partially offset by a $0.3 million return of restricted cash held by a payment processor.

Financing Activities

Cash flow from financing activities consists primarily of the net change in our overall indebtedness, payment of associated financing costs, payment of deferred consideration for our acquisitions and the issuance or repurchase of equity.

During the six months ended June 30, 2014, cash flows used in financing activities was $56.3 million, which includes $81.5 million of deferred consideration paid during the period, the majority of which was for our Directi and HostGator acquisitions, offset by net borrowings against our revolving credit facility of $33.0 million, principal payments of $5.3 million under our first lien term loan facility, $1.8 million of principal payments related to capital lease obligations and $0.7 million of payments related to issuance costs from our IPO which were unpaid as of December 31, 2013. During the six months ended June 30, 2014, we borrowed $55.0 million against our revolving credit facility and subsequently repaid $22.0 million of the amount borrowed. During the six months ended June 30, 2014, we entered into a three year capital lease agreement for $11.7 million for software licenses which require principal payments of approximately $0.9 million each quarter in 2014.

During the six months ended June 30, 2013, cash flow provided by financing activities net of repayments was $0.7 million. We drew $34.0 million from our revolving credit facility and subsequently repaid $26.0 million under that facility, as well as $4.0 million under our first lien term loan facility. In addition, we paid $3.3 million of deferred consideration obligations outstanding at December 31, 2012.

We believe that our existing cash and cash equivalents, our cash flows from operations and use of our revolving credit facility will be sufficient to meet the maximum payment obligations related to our acquisitions, credit facility obligations and minority investments.

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

Utilization of the NOL carry-forwards can be subject to an annual limitation due to the ownership percentage change limitations under Section 382 of the Internal Revenue Code (“Section 382 limitation”). Ownership changes can limit the amount of net operating loss and other tax attributes that a company can use each year to offset future taxable income and taxes payable. In connection with a change in control in 2011 we were subject to Section 382 annual limitations of $77.1 million against the balance of NOL carry-forwards generated prior to the change in control in 2011. Through December 31, 2013 we accumulated the unused amount of Section 382 limitations in excess of the amount of NOL carry-forwards that were originally subject to limitation. Therefore these unused NOL carry-forwards are available for future use to offset taxable income. We completed an analysis of changes in our ownership from 2011, through our IPO, to December 31, 2013 and concluded that there was not a Section 382 ownership change during this period and therefore any NOLs generated through December 31, 2013 will not be subject to any new Section 382 annual limitations on NOL carry-forwards. As a result, all unused NOL carry-forwards at December 31, 2013 are available for future use to offset taxable income.

Contractual Obligations and Commitments

As of July 31, 2014, we had outstanding indebtedness of $1,042.1 million under our first lien term loan facility, which has a quarterly principal repayment of $2.6 million. During the six months ended June 30, 2014, we paid $24.1 million of deferred consideration and $2.0 million of compensation expense in connection with the HostGator acquisition. On February 28, 2014, we entered into a Master Service Agreement with Ace Data Centers Inc., to license space at a data center facility in Provo, Utah. This agreement provides for a term of ten years and has a total estimated financial obligation of approximately $102.0 million over the term of the agreement. During the six months ended June 30, 2014 we paid deferred consideration payment obligations of $57.1 million related to our acquisition of Directi. In addition, in connection with the acquisition of Directi, we entered into agreements that may require us to make additional aggregate payments of up to approximately $62.0 million, subject to specified terms, conditions and operational contingencies of which we have paid $7.6 million during the three months ended June 30, 2014. There have been no other significant changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K filed with the SEC on February 28, 2014.

Recently Issued Accounting Pronouncements

For information on recent accounting pronouncements, see Recent Accounting Pronouncements in the notes to the consolidated financial statements appearing in Part I., Item 1 of this Quarterly Report on Form 10-Q.

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

Interest Rate Sensitivity

We had cash and cash equivalents of $23.9 million at June 30, 2014, the majority of which was held in operating accounts for working capital purposes and other general corporate purposes, which include payment of principal and interest under our indebtedness. As of June 30, 2014, we had approximately $1,042.1 million of indebtedness outstanding under our first lien term loan facility and a revolving credit facility of $125.0 million, of which $92.0 million was available.

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

Under our credit facility, our revolving credit loans that bear interest at the LIBOR reference rate are subject to a floor of 1.50% per annum with the applicable credit spread for interest based on adjusted LIBOR of 6.25%.

We are also required to pay a commitment fee of 0.50% per annum to the lenders based on the average daily unused amount of the revolving commitments.

Based on our aggregate indebtedness on our first lien term loan facility of $1,042.1 million as of June 30, 2014, a 100-basis-point increase in the adjusted LIBOR rate above the LIBOR floor would result in a $10.5 million increase in our aggregate interest payments over a 12-month period, and a 100-basis-point decrease at the current LIBOR rate would not result in a decrease in our interest payments.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2014, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation of our disclosure controls and procedures as of June 30, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On May 22, 2014, we issued 146,540 shares of our common stock to Directi Holdings as partial consideration for our acquisition of the web presence business of Directi. The shares of common stock issued to Directi Holdings were valued at $12.00 per share for purposes of calculating the number of shares to be issued.

No underwriters were involved in this transaction. This issuance was deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving any public offering. The securities issued in this transaction are deemed restricted securities for purposes of the Securities Act.

ITEM 5. OTHER INFORMATION

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

We understand that SAMIH’s affiliates intend to disclose in their next annual or quarterly report that an Iranian national, resident in the United Kingdom, who is currently designated by the United States under the Iran Financial Sanctions Regulations and the NPWMD designation, holds two investment accounts with Santander UK. The accounts have remained frozen throughout 2013 and the first half of 2014. The investment returns are being automatically reinvested, and no disbursements have been made to the customer. Total revenue for the Banco Santander group in connection with the investment accounts was £23,200, while net profits in the first half of 2014 were negligible relative to the overall profits of Banco Santander, S.A.

ITEM 6. EXHIBITS

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDURANCE INTERNATIONAL GROUP HOLDINGS, INC.

Date: August 8, 2014	By:	/s/ Tivanka Ellawala
Tivanka Ellawala
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit		Incorporated by Reference			Filed Herewith	Furnished Herewith
		Form	File Number	Date of Filing	Exhibit Number

3.1	Restated Certificate of Incorporation of the Registrant	S-1/A	333-191061	October 23, 2013	3.3

3.2	Amended and Restated Bylaws of the Registrant	S-1/A	333-191061	October 23, 2013	3.5

4.1	Specimen certificate evidencing shares of common stock of the Registrant	S-1/A	333-191061	October 8, 2013	4.1

4.2	Form of Second Amended and Restated Registration Rights Agreement by and among the Registrant and the other parties thereto	S-1/A	333-191061	October 8, 2013	4.2

4.3	Form of Stockholders Agreement by and among the Registrant and certain holders of the Registrant’s common stock	S-1/A	333-191061	October 8, 2013	4.3

10.1#	Bonus Arrangement for Ronald LaSalvia	10-Q	001-36131	May 9, 2014	10.2

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS†	XBRL Instance Document						X

101.SCH†	XBRL Taxonomy Extension Schema Document						X

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document						X

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document						X

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document						X

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document						X

†	In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents in Exhibit 101 to this Quarterly Report on Form 10-Q are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.
#	Management contract or any compensatory plan, contract or agreement.