Form 10-Q
period 2014-09-30
Endurance International Group Holdings, Inc.
filed 2014-11-07
CIK 1237746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 31, 2014, there were 129,420,036 shares of the issuer’s common stock, $0.0001 par value per share, outstanding.

Endurance International Group Holdings, Inc.

Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)

	December 31, 2013	September 30, 2014
Assets
Current assets:
Cash and cash equivalents	$66,815	$22,403
Restricted cash	1,983	1,910
Accounts receivable	7,160	10,934
Deferred tax asset—short term	12,981	15,368
Prepaid domain name registry fees	22,812	43,620
Prepaid expenses and other current assets	7,050	17,852

Total current assets	118,801	112,087
Property and equipment—net	49,715	59,486
Goodwill	984,207	1,093,820
Other intangible assets—net	406,140	428,466
Deferred financing costs	430	386
Investments	6,535	25,334
Prepaid domain name registry fees, net of current portion	4,295	5,240
Other assets	10,815	4,413

Total assets	$1,580,938	$1,729,232

Liabilities, redeemable non-controlling interest and stockholders’ equity
Current liabilities:
Accounts payable	$7,950	$10,125
Accrued expenses	35,433	41,331
Deferred revenue	194,196	250,608
Current portion of notes payable	10,500	71,500
Current portion of capital lease obligations	—	3,746
Deferred consideration—short term	24,437	27,168
Other current liabilities	6,796	10,115

Total current liabilities	279,312	414,593
Long-term deferred revenue	55,298	66,116
Notes payable—long term	1,036,875	1,029,000
Capital lease obligations	—	5,269
Deferred tax liability—long term	26,171	38,978
Deferred consideration	4,207	10,219
Other liabilities	3,041	2,843

Total liabilities	1,404,904	1,567,018

Redeemable non-controlling interest	20,772	17,958
Commitments and contingencies
Stockholders’ equity:
Preferred Stock—par value $0.0001; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock—par value $0.0001; 500,000,000 shares authorized; 124,788,853 and 127,575,465 shares issued at December 31, 2013 and September 30, 2014, respectively; 124,766,544 and 127,531,934 shares outstanding at December 31, 2013 and September 30, 2014, respectively	13	13
Additional paid-in capital	754,061	783,881
Accumulated other comprehensive loss	(55)	(250)
Accumulated deficit	(598,757)	(639,388)

Total stockholders’ equity	155,262	144,256

Total liabilities, redeemable non-controlling interest and stockholders’ equity	$1,580,938	$1,729,232

See accompanying notes to consolidated financial statements.

Endurance International Group Holdings, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share amounts)

	Three Months ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Revenue	$132,913	$160,167	$383,876	$457,909
Cost of revenue	87,165	97,416	262,345	279,218

Gross profit	45,748	62,751	121,531	178,691

Operating expense:
Sales and marketing	28,932	34,761	87,231	114,610
Engineering and development	5,409	4,179	17,644	14,497
General and administrative	15,742	18,557	44,105	50,914

Total operating expense	50,083	57,497	148,980	180,021

Income (loss) from operations	(4,335)	5,254	(27,449)	(1,330)

Other expense:
Interest income	31	83	61	255
Interest expense	(22,572)	(14,407)	(66,111)	(42,219)

Total other expense—net	(22,541)	(14,324)	(66,050)	(41,964)

Loss before income taxes and equity earnings of unconsolidated entities	(26,876)	(9,070)	(93,499)	(43,294)
Income tax expense (benefit)	244	289	(1,427)	4,776

Loss before equity earnings of unconsolidated entities	(27,120)	(9,359)	(92,072)	(48,070)
Equity (income) loss of unconsolidated entities, net of tax	(93)	84	(359)	(26)

Net loss	$(27,027)	$(9,443)	$(91,713)	$(48,044)

Net loss attributable to non-controlling interest	—	(1,545)	—	(7,413)

Net loss attributable to Endurance International Group Holdings, Inc.	$(27,027)	$(7,898)	$(91,713)	$(40,631)

Comprehensive loss:
Foreign currency translation adjustments	(24)	(243)	(24)	(195)

Total comprehensive loss	$(27,051)	$(8,141)	$(91,737)	$(40,826)

Net loss per share attributable to Endurance International Group Holdings, Inc.—basic and diluted	$(0.28)	$(0.06)	$(0.94)	$(0.32)

Weighted-average number of common shares used in computing net loss per share attributable to Endurance International Group Holdings, Inc.—basic and diluted	98,206,616	127,475,305	97,618,972	127,053,560

See accompanying notes to consolidated financial statements.

Endurance International Group Holdings, Inc.

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2013	2014
Cash flows from operating activities:
Net loss	$(91,713)	$(48,044)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	13,070	22,553
Amortization of other intangible assets	78,781	75,788
Amortization of deferred financing costs	189	57
Amortization of net present value of deferred consideration	1,393	5
Stock-based compensation	1,105	11,362
Deferred tax expense (benefit)	(2,139)	1,534
Loss on sale of property and equipment	332	78
Gain on sale of assets	—	(369)
Income of unconsolidated entities	(359)	(26)
Dividend from minority interest	—	167
Gain from change in deferred consideration	—	420
Changes in operating assets and liabilities:
Accounts receivable	(374)	(1,401)
Prepaid expenses and other current assets	(10,422)	(21,973)
Accounts payable and accrued expenses	4,119	2,444
Deferred revenue	44,495	61,932

Net cash provided by operating activities	38,477	104,527

Cash flows from investing activities:
Business acquired in purchase transaction, net of cash acquired	(7,385)	(76,098)
Proceeds from sale of assets	23	100
Cash paid for minority investment	(8,935)	(18,940)
Purchases of property and equipment	(25,384)	(18,015)
Proceeds from sale of property and equipment	13	86
Purchases of intangible assets	(569)	(200)
Net (deposits) and withdrawals of principal balances in restricted cash accounts	(284)	73

Net cash used in investing activities	(42,521)	(112,994)

Cash flows from financing activities:
Proceeds from issuance of term loan	90,000	—
Repayment of term loan	(6,226)	(7,875)
Proceeds from borrowing of revolver	57,000	107,000
Repayment of revolver	(72,000)	(46,000)
Payment of financing costs	(1,280)	(12)
Payment of deferred consideration	(53,106)	(81,503)
Partial settlement of redeemable non-controlling interest liability	—	(4,190)
Principal payments on capital lease obligations	—	(2,690)
Proceeds from exercise of stock options	—	12
Issuance costs of common stock	—	(731)

Net cash provided by (used in) financing activities	14,388	(35,989)

Net effect of exchange rate on cash and cash equivalents	(206)	44

Net increase (decrease) in cash and cash equivalents	10,138	(44,412)
Cash and cash equivalents:
Beginning of period	23,245	66,815

End of period	$33,383	$22,403

Supplemental cash flow information:
Interest paid	$69,068	$42,578
Income taxes paid	$1,350	$1,497
Supplemental disclosure of non-cash financing activities:
Shares issued in connection with the acquisition of Directi	$—	$27,235
Assets acquired under capital lease	$—	$11,704

See accompanying notes to consolidated financial statements.

Endurance International Group Holdings, Inc.

Notes to Consolidated Financial Statements

(unaudited)

1. Nature of Business

Formation and Nature of Business

Endurance International Group Holdings, Inc. (“Holdings”) is a Delaware corporation which together with its wholly owned subsidiary company, EIG Investors Corp. (“EIG Investors”), its primary operating subsidiary company, The Endurance International Group, Inc. (“EIG”), and other subsidiary companies of EIG, collectively form the “Company”. The Company is a leading provider of cloud-based platform solutions designed to help small- and medium-sized businesses succeed online.

EIG and EIG Investors were incorporated in April 1997 and May 2007, respectively, and Holdings was originally formed as a limited liability company in October 2011 in connection with the acquisition by investment funds and entities affiliated with Warburg Pincus and Goldman, Sachs & Co. on December 22, 2011 of a controlling interest in EIG Investors, EIG and EIG’s subsidiary companies. On November 7, 2012, Holdings reorganized as a Delaware limited partnership and on June 25, 2013, Holdings converted into a Delaware C-corporation and changed its name to Endurance International Group Holdings, Inc. The Company closed its initial public offering (“IPO”) of its common stock on October 25, 2013.

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

Unaudited Interim Financial Information

The accompanying interim consolidated balance sheet as of September 30, 2014, and the related statements of operations and comprehensive loss for the three and nine months ended September 30, 2013 and 2014, cash flows for the nine months ended September 30, 2013 and 2014, and the notes to consolidated financial statements are unaudited. These unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. The unaudited consolidated financial statements include, in the opinion of management, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of the Company’s financial position at September 30, 2014, results of operations for the three and nine months ended September 30, 2013 and 2014 and cash flows for the nine months ended September 30, 2013 and 2014. The consolidated results in the consolidated statements of operations and comprehensive loss are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2014.

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

Prepaid Domain Name Registry Fees

Prepaid domain name registry fees represent amounts that are paid in full at the time a domain is registered by one of the Company’s registrars on behalf of a subscriber. The registry fees are recognized on a straight-line basis over the term of the domain registration period.

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

Software Development Costs

The Company accounts for software development costs for internal use software under the provisions of ASC 350-40, “Internal-Use Software” (“ASC 350”). Accordingly, certain costs to develop internal-use computer software are capitalized, provided these costs are expected to be recoverable. The Company capitalized internal-use software development costs of $0.2 million and $0.4 million, during the three and nine months ended September 30, 2013, respectively, and $1.6 million and $3.9 million, during the three and nine months ended September 30, 2014, respectively.

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

In accordance with ASC 350, Intangibles—Goodwill and Other, (“ASC 350”), the Company is required to review goodwill by reporting unit for impairment at least annually or more often if there are indicators of impairment present. The Company has determined its entire business represents one reporting unit. Historically, the Company has performed its annual impairment analysis during the fourth quarter of each year. The provisions of ASC 350 require that a two-step impairment test be performed for goodwill. In the first step, the Company compares the fair value of its reporting unit to which goodwill has been allocated to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is considered not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then the Company would record an impairment loss equal to the difference. As of December 31, 2013 and September 30, 2014, the fair value of the Company’s reporting unit exceeded the carrying value of the reporting unit’s net assets, and therefore no impairment existed as of those dates.

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

The Company had goodwill of $984.2 million and $1,093.8 million as of December 31, 2013 and September 30, 2014, respectively, and no impairment charges have been recorded.

Long-Lived Assets

The Company’s long-lived assets consist primarily of intangible assets, including acquired subscriber relationships, trade names, intellectual property, developed technology, domain names available for sale and in-process research and development (“IPR&D”). The Company also has long-lived tangible assets, primarily consisting of property and equipment. The majority of the Company’s intangibles are recorded in connection with its various business combinations. The Company’s intangible assets are recorded at fair value at the time of their acquisition. The Company amortizes intangible assets over their estimated useful lives.

Determination of the estimated useful lives of the individual categories of intangible assets is based on the nature of the applicable intangible asset and the expected future cash flows to be derived from the intangible asset. Amortization of intangible assets with finite lives is recognized in accordance with their estimated projected cash flows.

The Company evaluates long-lived intangible and tangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indicators of impairment are present and undiscounted future cash flows are less than the carrying amount, the fair value of the assets is determined and compared to the carrying value. If the fair value is less than the carrying value, then the carrying value of the asset is reduced to the estimated fair value and an impairment loss is charged to expense in the period the impairment is identified. No such impairment losses have been identified in the three and nine months ended September 30, 2013 and 2014.

Indefinite life intangibles include domain names that are available for sale which are recorded at cost to acquire. These assets are not being amortized and are being tested for impairment annually and whenever events or changes in circumstance indicate that their carrying value may not be recoverable. When a domain name is sold, the Company records the cost of the domain in cost of revenue.

Acquired IPR&D represents the fair value assigned to research and development that the Company acquires that has not been completed at the date of acquisition. The acquired IPR&D is capitalized as an intangible asset and reviewed on a quarterly basis to determine future use. Any impairment loss of the acquired IPR&D is charged to expense in the period the impairment is identified. Upon commercialization, the acquired fair value of the IPR&D will be amortized over its useful life. No such impairment losses have been identified during the three and nine months ended September 30, 2013 and 2014.

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

Revenue from the sale of premium domains is recognized when persuasive evidence of an arrangement to sell such domains exists, delivery of an authorization key to access the domain name has occurred, the fee for the sale of the premium domain is fixed or determinable, and collection of the fee for the sale of the premium domain is deemed probable.

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

ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is more likely than not to be realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. There were no unrecognized tax benefits in the three and nine months ended September 30, 2013 and 2014.

The Company records interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the three and nine months ended September 30, 2013 and 2014, the Company did not recognize any interest or penalties related to unrecognized tax benefits.

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

The Company’s potentially dilutive shares of common stock would be excluded from the diluted weighted-average number of shares of common stock outstanding as their inclusion in the computation would be anti-dilutive due to net losses. For the three months ended September 30, 2013 and 2014, non-vested shares granted prior to the Company’s IPO, stock options, restricted stock awards and restricted stock units amounting to 6,822,880 and 9,496,703 shares, respectively, were excluded from the denominator in the calculation of diluted earnings per share as their inclusion would have been anti-dilutive. For the nine months ended September 30, 2013 and 2014, non-vested shares, stock options, restricted stock awards and restricted stock units amounting to 6,822,880 and 9,586,051 shares, respectively, were excluded from the denominator in the calculation of diluted earnings per share as their inclusion would have been anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
	(unaudited)
	(in thousands, except per share amount and per share data)
Net loss attributable to Endurance International Group Holdings, Inc.	$(27,027)	$(7,898)	$(91,713)	$(40,631)

Net loss per share attributable to Endurance International Group Holdings, Inc.:
Basic and diluted	$(0.28)	$(0.06)	$(0.94)	$(0.32)

Weighted-average number of common shares used in computing net loss per share attributable to Endurance International Group Holdings, Inc.:
Basic and diluted	98,206,616	127,475,305	97,618,972	127,053,560

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

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, or ASU 2014-15. This new standard provides guidance regarding management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company does not expect the adoption of this standard to have a material impact on the Company’s financial statements.

Reclassifications

In 2013, the Company reclassified deferred consideration in the consolidated statements of cash flows from net cash used in investing activities to net cash provided by financing activities.

3. Acquisitions

The Company accounts for the acquisitions of businesses using the purchase method of accounting. The Company allocates the purchase price to the tangible and identifiable intangible assets and liabilities assumed based on their estimated fair values. Purchased identifiable intangible assets include subscriber relationships, trade names and developed technology. The methodologies used to determine the fair value assigned to subscriber relationships are typically based on the excess earnings method that considers the return received from the intangible asset and includes certain expenses and also considers an attrition rate based on the Company’s internal subscriber analysis and an estimate of the average life of the subscribers. The fair value assigned to trade names is typically based on the income approach using a relief from royalty methodology that assumes that the fair value of a trade name can be measured by estimating the cost of licensing and paying a royalty fee for the trade name that the owner of the trade name avoids. The fair value assigned to developed technology typically uses the cost approach. If applicable, the Company estimates the fair value of contingent consideration payments in determining the purchase price. The contingent consideration is then adjusted to fair value in subsequent periods as an increase or decrease in current earnings in general and administrative expense in the consolidated statements of operations.

Directi

On January 23, 2014, the Company acquired the web presence business of Directi (“Directi”) from Directi Web Technologies Holdings, Inc. (“Directi Holdings”). Directi provides web presence solutions to small and medium-sized businesses in various countries, including India, the United States, Turkey, China, Russia and Indonesia. The acquisition provides the Company with an established international presence focused on growing emerging markets as well as the ability to expand its geographic footprint by taking its existing portfolio of brands to international markets.

The final purchase price of $109.8 million consisted of cash payments of $82.6 million in aggregate and the issuance of 2,269,579 unregistered shares of the Company’s common stock to Directi Holdings equivalent to $27.2 million or $12.00 per share. 2,123,039 shares of the Company’s common stock were issued at closing and 146,540 shares of the Company’s common stock were issued in May 2014. Cash payments consisted of a $5.0 million advance paid in August 2013, $20.5 million paid at the closing and $57.1 million in deferred consideration that was paid during the three months ended June 30, 2014.

The purchase price of $109.8 million has been allocated on a preliminary basis to goodwill of $95.3 million, long-lived intangible assets consisting of subscriber relationships, developed technology, trade names and leasehold interests of $7.7 million, $6.4 million, $7.4 million and $0.3 million, respectively, property and equipment of $2.7 million, other assets of $4.7 million and working capital of $0.2 million, offset by deferred revenue of $3.0 million, other payables of $5.4 million and deferred tax liabilities of $6.5 million. The majority of the purchase price was allocated to goodwill, which is not deductible for tax purposes. The goodwill reflects the value of an established international business and infrastructure that enables the Company to increase its market penetration in emerging markets. The intangible assets are being amortized in accordance with their estimated projected cash flows. Subscriber relationships, developed technology, trade names and leasehold interests are being amortized over 17 years, 7 years, 5 years and 4 years, respectively.

For the three and nine months ended September 30, 2014, $8.9 million and $18.0 million, respectively, of revenue from the Company’s 2014 acquisition of Directi was included in the Company’s consolidated statement of operations and comprehensive loss.

Domain Name Business

In addition, in connection with the acquisition of Directi, the Company was initially obligated to make additional aggregate payments of up to approximately $62.0 million subject to specified terms, conditions and operational contingencies. Of this $62.0 million, the Company has committed a total of $37.3 million consisting of cash payments of $10.5 million and future earn-out payments of $26.8 million to purchase a domain name business from a company associated with the founders of Directi Holdings pursuant to agreements entered into in the three months ended June 30, 2014 and in the three months ended September 30, 2014. The estimated aggregate purchase price was $36.9 million, which was allocated on a preliminary basis to long-lived intangible assets of $27.4 million and goodwill of $9.5 million, all of which is deductible for tax purposes. The intangible assets are being amortized in accordance with their estimated projected cash flows, using the accelerated method. The goodwill reflects the value of an established domain portfolio business that enables the Company to monetize that domain portfolio.

During the three months ended September 30, 2014 the fair value of the earn-out increased by $0.4 million, from $26.4 million to $26.8 million. The Company recorded this increase in fair value in general and administrative expense.

Webzai

On August 12, 2014, the Company acquired WebZai Ltd (“Webzai”), which provides the Company with a simple to use website builder and mobile web builder product, for an aggregate purchase price of $9.5 million, of which $7.0 million was paid in cash at the closing. The Company is also obligated to pay additional consideration of $3.0 million, on the second anniversary of the acquisition if certain technological milestones are achieved. The net present value of the additional consideration is $2.5 million and is included in the aggregate purchase price and recorded as deferred consideration in the Company’s consolidated balance sheet as of September 30, 2014. The remaining $0.5 million is being accreted as interest expense.

The purchase price of $9.5 million has been allocated on a preliminary basis to long-lived intangible assets consisting of developed technology and IPR&D of $6.5 million and $2.8 million, respectively, goodwill of $3.0 million, deferred tax liability of $2.6 million and working capital of $(0.2) million. Goodwill related to the acquisition is not deductible for tax purposes.

BuyDomains

On September 18, 2014, the Company completed the acquisition of substantially all of the assets of the BuyDomains business of NameMedia, Inc. (“BuyDomains”), which is a provider of premium domain products. The Company expects this acquisition will allow it to better serve its subscriber demand for higher priced premium domains.

The aggregate purchase price was $44.9 million, of which $41.1 million was paid in cash at the closing. The Company is also obligated to pay additional consideration of $4.5 million on the second anniversary of the acquisition. The net present value of the additional consideration is $3.8 million and is included in the aggregate purchase price and recorded as deferred consideration in the Company’s consolidated balance sheet as of September 30, 2014. The remaining $0.7 million will be accreted as interest expense.

The purchase price of $44.9 million has been allocated on a preliminary basis to intangible assets consisting of developed technology, trade names and domains available for sale of $7.6 million, $1.9 million and $26.9 million, respectively, goodwill of $4.1 million, prepaid expenses and other current assets of $4.1 million and property and equipment of $0.3 million. Goodwill related to the acquisition is deductible for tax purposes.

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

Pro forma results of operations for these acquisitions have not been presented because they are not material to the consolidated results of operations, either individually or in the aggregate.

For the intangible assets acquired in connection with all acquisitions completed during the nine months ended September 30, 2014, subscriber relationships have a weighted-useful life of 5.6 years, developed technology have a weighted-useful life of 7.7 years, intellectual property have a weighted-useful life of 10.6 years, trade names have a weighted-useful life of 6.4 years and leasehold interests have a weighted-useful life of 1.4 years.

4. Property and Equipment and Capital Lease Obligations

Components of property and equipment consisted of the following (in thousands):

	December 31, 2013	September 30, 2014
Software	$4,503	$19,905
Computers and office equipment	59,201	73,114
Furniture and fixtures	3,715	3,885
Leasehold improvements	6,033	6,926
Construction in process	1,392	3,044

Property and equipment—at cost	74,844	106,874
Less accumulated depreciation	(25,129)	(47,388)

Property and equipment—net	$49,715	$59,486

Depreciation expense related to property and equipment for the three months ended September 30, 2013 and 2014 was $4.8 million and $8.0 million, respectively. Depreciation expense related to property and equipment for the nine months ended September 30, 2013 and 2014 was $13.1 million and $22.6 million, respectively.

During the nine months ended September 30, 2014, the Company entered into an agreement to lease software licenses for use on certain data center server equipment for a term of thirty-six months.

As of December 31, 2013 and September 30, 2014, the Company’s software shown in the above table included the software assets under a capital lease as follows (dollars in thousands):

	December 31, 2013	September 30, 2014
Software	$—	$11,704
Less accumulated depreciation	—	(2,926)

Assets under capital lease—net	$—	$8,778

At September 30, 2014, the expected future minimum lease payments under the capital lease discussed above were approximately as follows (dollars in thousands):

Amount
Remainder of 2014	$1,028
2015	4,112
2016	4,420

Total minimum lease payments	9,560
Less amount representing interest	(545)

Present value of minimum lease payments (capital lease obligation)	9,015
Current portion	3,746

Long-term portion	$5,269

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

As of December 31, 2013 and September 30, 2014, the Company’s financial assets or liabilities required to be measured on a recurring basis are accrued earn-out consideration payable in connection with the 2012 acquisition of certain assets of Mojoness, Inc. or Mojo, and the 2014 acquisitions of a domain name business and Webzai. The Company has classified its liabilities for contingent earn-out consideration related to these acquisitions within Level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which included probability weighted cash flows. During the nine months ended September 30, 2014, the Company paid $0.2 million related to the earn-out provisions for the Mojo acquisition and recorded $23.9 million related to the 2014 domain name business acquisition. The earn-out consideration in the table below is included in total deferred consideration in the Company’s consolidated balance sheets.

Basis of Fair Value Measurements

	Balance	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Balance at December 31, 2013:
Financial liabilities:
Contingent earn-out consideration	$1,655	—	—	$1,655

Total financial liabilities	$1,655	—	—	$1,655

Balance at September 30, 2014:
Financial liabilities:
Contingent earn-out consideration	$25,300	—	—	$25,300

Total financial liabilities	$25,300	—	—	$25,300

6. Goodwill and Other Intangible Assets

The following table summarizes the changes in the Company’s goodwill balances from December 31, 2013 to September 30, 2014 (in thousands):

Goodwill balance at December 31, 2013	$984,207
Goodwill related to 2013 acquisitions	(2,136)
Goodwill related to 2014 acquisitions	111,891
Foreign translation impact	(142)

Goodwill balance at September 30, 2014	$1,093,820

During the nine months ended September 30, 2014, the Company completed the purchase accounting related to a 2013 acquisition and allocated an additional $2.1 million to long-lived intangible assets which had been included in goodwill on a preliminary basis. The Company has not recorded any impairment charges related to goodwill during the nine months ended September 30, 2013 and 2014.

In accordance with ASC 350, the Company reviews goodwill and other indefinite-lived intangible assets for indicators of impairment on an annual basis and between tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount. The Company concluded there were no triggering events as of September 30, 2014.

At September 30, 2014, other intangible assets consisted of the following (dollars in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
Developed technology	$204,438	$51,934	$152,504	7 years
Subscriber relationships	356,515	188,043	168,472	5 years
Trade names	78,550	28,939	49,611	6 years
Intellectual property	30,255	2,164	28,091	10 years
Domain names available for sale	26,838	—	26,838	Indefinite
Leasehold interests	314	144	170	1 year
In-process research and development	2,780	—	2,780	—

Total September 30, 2014	$699,690	$271,224	$428,466

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

The Company’s amortization expense is included in cost of revenue in the aggregate amounts of $26.5 million and $26.2 million for the three months ended September 30, 2013 and 2014, respectively, and $78.8 million and $75.8 million for the nine months ended September 30, 2013 and 2014, respectively.

7. Investments

As of December 31, 2013 and September 30, 2014, the Company’s carrying value of investments in privately-held companies, was $6.5 million and $25.3 million, respectively.

In 2012, the Company assumed a 50% interest in World Wide Web Hosting, LLC, a provider of web presence solutions, with a fair value of $10.0 million. On October 31, 2013, the Company sold 10% of its ownership interest in World Wide Web Hosting, LLC, reducing its interest to 40%.

During the nine months ended September 30, 2014, the Company made a strategic investment of $15.0 million in Automattic, Inc. (“Automattic”), an entity that provides content management systems associated with WordPress. The investment represents less than 5% of the outstanding shares of Automattic and better aligns the Company with an important partner.

During the three months ended September 30, 2014, the Company also made an aggregate investment of $3.9 million for a joint venture and 49% ownership interest in WZ UK, Ltd., which is a provider of technology and sales marketing services associated with web builder solutions. The agreement provides for the acquisition of additional equity interests at the option of the Company.

Investments in which the Company’s interest is less than 20% and which are not classified as available-for-sale securities are carried at the lower of cost or net realizable value unless it is determined that the Company exercises significant influence over the investee company, in which case the equity method of accounting is used. For those investments in which the Company’s voting interest is between 20% and 50%, the equity method of accounting is used. Under this method, the investment balance, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee company, as they occur, limited to the extent of the Company’s investment in, advances to and commitments for the investee. These adjustments are reflected in equity income of unconsolidated entities, net of tax. The Company recognized net income of $0.1 million and net loss of $0.1 million for the three months ended September 30, 2013 and 2014, respectively, and net income of $0.4 million and $0.0 million for the nine months ended September 30, 2013 and 2014, respectively, related to its investments.

From time to time, the Company may make new and follow-on investments and may receive distributions from investee companies. As of September 30, 2014, the Company was not obligated to fund any follow-on investments in these investee companies.

As of December 31, 2013 and September 30, 2014, the Company did not have an equity method investment in which the Company’s proportionate share exceeded 10% of the Company’s consolidated assets or income from continuing operations.

8. Notes Payable

At December 31, 2013 and September 30, 2014 notes payable consisted of a first lien term loan facility with a principal amount outstanding of $1,047.4 million and $1,039.5 million, respectively, which bore interest at a LIBOR-based rate of 5.00%. The current portion of the first lien loan as of December 31, 2013 and September 30, 2014 was $10.5 million in both periods. In addition, as of September 30, 2014, notes payable also included a total of $61.0 million in bank revolver loans, consisting of a loan of $58.0 million which bore interest at a LIBOR-based rate of 7.75% and a loan of $3.0 million which bore interest at an alternate base rate of 8.50%. The amounts outstanding under the revolving credit facility as of December 31, 2013 and September 30, 2014 of $0.0 million and $61.0 million, respectively, were classified as current notes payable on the consolidated balance sheets.

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

The loans automatically bore interest at the bank’s reference rate unless the Company gave notice to opt for LIBOR-based interest rate loans. For the November 2012 First Lien, the interest rate for a LIBOR-based loan was 5.00% plus the greater of the LIBOR rate or 1.25%. The interest rate for a reference rate loan was 4.00% per annum plus the greater of the prime rate, the federal funds effective rate plus 0.50%, an Adjusted LIBOR rate or 2.25%. For the November 2012 Second Lien, the interest rate for a LIBOR-based loan was 9.00% plus the greater of the LIBOR rate or 1.25%. The interest rate for an Alternate Base Rate (“ABR”) Revolver loan was 5.25% per annum plus the greater of the prime rate, the federal funds effective rate plus 0.50%, an adjusted LIBOR rate or 2.25%. The interest rate for a LIBOR-based Revolver loan was 6.25% per annum plus the greater of the LIBOR rate or 1.50%. The November 2012 First Lien also had a non-refundable fee, equal to 0.50% of the daily unused principal amount of the Revolver payable in arrears on the last day of each fiscal quarter.

During the nine months ended September 30, 2013, the Company made aggregate mandatory repayments on the November 2012 First Lien of $6.2 million. For the three and nine months ended September 30, 2013, amortization of deferred financing costs of $0.1 million and $0.2 million, respectively, was included in interest expense in the consolidated statements of operations and comprehensive loss.

Debt Refinancing—November 25, 2013

In November 2013, following its IPO, the Company repaid in full its November 2012 Second Lien of $315.0 million and increased the first lien term loan facility (“November 2013 First Lien”) by $166.2 million to $1,050.0 million, thereby reducing its overall indebtedness by $148.8 million. The Company also increased its Revolver capacity by $40.0 million to $125.0 million, none of which was drawn down at the time of the increase. The mandatory repayment of principal on the November 2013 First Lien was increased to approximately $2.6 million at the end of each quarter. During the nine months ended September 30, 2014, the Company made aggregate mandatory repayments on the November 2013 First Lien of $7.9 million. In the nine months ended September 30, 2014, the Company had drawn down an aggregate amount of $107.0 million on its Revolver, and repaid an aggregate amount of $46.0 million of the amount drawn down, resulting in $61.0 million outstanding under the Revolver at September 30, 2014. There was no change to the maturity dates of the term loan facility and Revolver, which mature on November 9, 2019 and December 22, 2016, respectively.

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

Interest

The Company recorded $22.6 million and $14.4 million in interest expense for the three months ended September 30, 2013 and 2014, respectively, and $66.1 million and $42.2 million for the nine months ended September 30, 2013 and 2014, respectively.

The following table provides a summary of interest rates and interest expense for the three and nine months ended September 30, 2013 and 2014 (dollars in thousands):

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2014
Interest rate—LIBOR	6.25%-10.25%	5.00%-7.75%	6.25%-10.25%	5.00%-7.75%
Interest rate—reference	7.75%-10.25%	5.00%-8.50%	7.75%-10.25%	5.00%-8.50%
Non-refundable fee—unused facility	0.50%	0.50%	0.50%	0.50%
Interest expense and service fees	$21,980	$14,199	$64,167	$41,506
Amortization of deferred financing fees	$83	$19	$189	$57
Amortization of net present value of deferred consideration	$225	$—	$1,393	$5
Accretion of present value of deferred bonus payments	$17	$—	$95	$1
Interest expense for capital lease obligations	$—	$120	$—	$394
Interest expense for deferred consideration promissory note	$267	$69	$267	$209
Other interest expense	$—	$—	$—	$47

Total interest expense	$22,572	$14,407	$66,111	$42,219

Debt Covenants

The November 2013 First Lien requires that the Company maintain one financial covenant, based on EBITDA coverage.

There are also restrictions on the payment of dividends, as well as reporting requirements. Additionally, the First Lien term loan facility contains certain negative covenants and defines certain events of default, including a change of control and non-payment of principal and interest, among others, which could result in amounts becoming payable prior to their maturity dates. The Company was in compliance with all covenants at September 30, 2014.

Substantially all of the Company’s assets are pledged as collateral for the outstanding loan commitments with the exception of certain excluded equity interests and certain restricted cash balances and bank deposits permitted under the terms of the Financing Agreement.

9. Stockholders’ Equity

Preferred Stock

The Company has 5,000,000 shares of authorized preferred stock, par value $0.0001. There are no preferred shares issued or outstanding as of December 31, 2013 and September 30, 2014.

Common Stock

The Company has 500,000,000 shares of authorized common stock, par value $0.0001.

Voting Rights

All holders of common stock are entitled to one vote per share.

The following tables present the changes in total stockholders’ equity (in thousands):

Total Stockholders’ Equity
Balance, December 31, 2013	$155,262
Issuance of common stock for Directi acquisition	27,235
Stock-based compensation	11,362
Stock option exercises	12
Non-controlling interest accretion	(1,376)
Foreign currency translation adjustment	(195)
Net loss	(48,044)

Balance, September 30, 2014	$144,256

10. Stock-Based Compensation

2012 Restricted Stock Awards

The following tables present a summary of the 2012 restricted stock awards activity for the nine months ended September 30, 2014 for restricted stock awards that were granted prior to the Company’s IPO:

2012 Restricted Stock Awards
Non-vested at December 31, 2013	1,456,666
Forfeitures	(21,140)
Vested	(486,903)

Non-vested at September 30, 2014	948,623

The following table provides a summary of the activity of the restricted stock units that were granted in connection with the IPO and the non-vested balance as of September 30, 2014:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2013	288,014	$12.00
Vested and unissued	(99,686)	$12.00

Non-vested at September 30, 2014	188,328	$12.00

2013 Stock Incentive Plan

The 2013 Stock Incentive Plan (the “2013 Plan”) of the Company provides for the grant of options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to employees, officers, directors, consultants and advisors of the Company.

For stock options issued under the 2013 Plan, the fair value of each option is estimated on the date of grant, and an estimated forfeiture rate is used when calculating stock-based compensation expense for the period. Unless otherwise approved by the Company’s board of directors, stock options typically vest over four years and the Company recognizes compensation expense on a straight-line basis over the requisite service period of the award. The Company uses the Black-Scholes option pricing model to estimate the fair value of stock option awards and determine the related compensation expense. The weighted-average assumptions used to compute stock-based compensation expense for awards granted under the 2013 Stock Incentive Plan during the nine months ended September 30, 2014 are as follows:

2014
Risk-free interest rate	2.2%
Expected volatility	58.9%
Expected life (in years)	6.25
Expected dividend yield	—

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

The following table provides a summary of the Company’s stock options as of September 30, 2014 and the stock option activity for all stock options granted under the 2013 Plan during the nine months ended September 30, 2014 (dollars in thousands except exercise price):

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value(3)
Outstanding at December 31, 2013	5,619,671	$12.00
Granted	47,000	$12.89
Exercised	(1,000)	$12.00
Canceled	(275,328)	$12.00

Outstanding at September 30, 2014	5,390,343	$12.01	9.1	$22,975

Exercisable at September 30, 2014	658,852	$12.00	9.1	$2,813
Expected to vest after September 30, 2014(1)	4,640,691	$12.01	9.1	$19,776
Exercisable as of September 30, 2014 and expected to vest thereafter(2)	5,299,543	$12.01	9.1	$22,589

(1)	This represents the number of unvested options outstanding as of September 30, 2014 that are expected to vest in the future, which have been reduced using an estimated forfeiture rate.
(2)	This represents the number of vested options as of September 30, 2014 plus the number of unvested options outstanding as of September 30, 2014, which has been reduced using an estimated forfeiture rate and are expected to vest in the future.
(3)	The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock on September 30, 2014 of $16.27 per share, or the date of exercise, as appropriate, and the exercise price of the underlying options.

Unless otherwise determined by the Company’s board of directors, restricted stock awards granted under the 2013 Plan generally vest annually over a four-year period. The following table provides a summary of the Company’s restricted stock award activity for the 2013 Plan during the nine months ended September 30, 2014:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2013	714,928	$12.00
Granted	281,303	$12.79
Vested	(7,908)	$12.00
Canceled	(84,865)	$12.03

Non-vested at September 30, 2014	903,458	$12.24

Unless otherwise determined by the Company’s board of directors, restricted stock units granted under the 2013 Plan generally vest monthly over a four-year period. The following table provides a summary of the Company’s restricted stock unit activity for the 2013 Plan during the nine months ended September 30, 2014:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2013	461,556	$12.00
Vested and unissued	(90,296)	$12.00

Non-vested at September 30, 2014	371,260	$12.00

All Plans

The following table presents total stock-based compensation expense recorded in the consolidated statement of operations and comprehensive loss for all 2012 restricted stock awards and units issued prior to the Company’s IPO in October 2013 and all awards granted under the 2013 Plan in connection with or subsequent to the IPO (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Cost of revenue	$5	$135	$16	$381
Sales and marketing	22	373	67	1,126
Engineering and development	15	218	44	591
General and administrative	324	3,463	978	9,264

Total operating expense	$366	$4,189	$1,105	$11,362

The following table provides a summary of the unrecognized compensation expense for the Company’s 2012 restricted stock awards and units and the 2013 Plan awards by plan and type of award as of September 30, 2014 (dollars in thousands):

	Unrecognized Compensation Expense at September 30, 2014	Weighted Average Period To Be Recognized
2012 Restricted Stock Awards	$827	1.5 years
2012 Restricted Stock Unit Awards	$2,221	1.4 years
2013 Plan Stock Option Awards	$28,202	3.0 years
2013 Plan Restricted Stock Awards	$8,785	3.0 years
2013 Plan Restricted Stock Unit Awards	$4,431	3.0 years

11. Redeemable Non-Controlling Interest

In connection with a 2013 equity investment in a privately held company based in the United Kingdom, where the Company acquired a controlling interest, the agreement provided for a put option for the then non-controlling interest (“NCI”) shareholders to put the remaining equity interest to the Company within pre-specified put periods. As the NCI is subject to a put option that is outside the control of the Company, it is deemed a redeemable non-controlling interest and not recorded in permanent equity, and is presented as mezzanine redeemable non-controlling interest on the consolidated balance sheet, and is subject to the guidance of the Securities and Exchange Commission (“SEC”) under ASC 480-10-S99, Accounting for Redeemable Equity Securities.

The difference between the $20.8 million initial fair value of the redeemable non-controlling interest and the value expected to be paid upon exercise of the put option is being accreted over the period commencing December 11, 2013 and up to the end of the first put option period, which commences on the 18-month anniversary of the acquisition date. Adjustments to the carrying amount of the redeemable non-controlling interest are charged to additional paid-in capital. The estimated value of the redeemable non-controlling interest as of September 30, 2014 was $18.0 million. Non-controlling interest arising from the application of the consolidation rules is classified within the total stockholders’ equity with any adjustments charged to net loss attributable to non-controlling interest in a consolidated subsidiary in the consolidated statement of operations and comprehensive loss.

During the three months ended September 30, 2014, the Company paid $4.2 million to increase its investment in the privately-held company and entered into an amendment to the put option with the NCI shareholders, which proportionately reduced the value expected to be paid upon exercise.

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

The Company recognizes in its consolidated financial statements the effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The Company has no unrecognized tax positions at December 31, 2013 and September 30, 2014 that would affect its effective tax rate. The Company does not expect a significant change in the liability for unrecognized tax benefits in the next 12 months.

The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realization of deferred tax assets requires significant management judgment. In determining whether its deferred tax assets are more likely than not realizable, the Company evaluated all available positive and negative evidence, and weighted the evidence based on its objectivity. Evidence the Company considered included:

•	Net Operating Losses (“NOLs”) incurred from the Company’s inception to September 30, 2014;

•	Expiration of various federal and state tax attributes;

•	Reversals of existing temporary differences;

•	Composition and cumulative amounts of existing temporary differences; and

•	Forecasted profit before tax.

As of September 30, 2014, the Company is in a cumulative pre-tax book loss position for the past three years. The Company has generated significant NOLs since inception, and as such, it has no U.S. carryback capacity. The Company has a history of expiring state NOLs. The Company scheduled out the future reversals of existing deferred tax assets and liabilities and concluded that these reversals did not generate sufficient future taxable income to offset the existing net operating losses. After consideration of the available evidence, both positive and negative, the Company has recorded a valuation allowance of $55.8 million as of December 31, 2013. The provision for income taxes results from a combination of the activities of the Company’s domestic and foreign subsidiaries.

For the three months ended September 30, 2013 and 2014, the Company has recognized tax expense of $0.2 million and $0.3 million, respectively, and for the nine months ended September 30, 2013 and 2014, the Company has recognized a tax benefit of $1.4 million and tax expense of $4.8 million, respectively, in the consolidated statements of operations and comprehensive loss. The income tax expense for the three months ended September 30, 2014 is primarily attributable to a provision for foreign taxes of $0.5 million, U.S. alternative minimum taxes of $0.2 million and U.S. deferred tax expense of $2.0 million related to the differences in the accounting treatment of goodwill under U.S. GAAP and the tax accounting for goodwill, partially offset by a foreign deferred tax benefit of $2.4 million related to the reductions of deferred liabilities created in purchase accounting. The income tax expense for the nine months ended September 30, 2014 is primarily attributable to a provision for foreign taxes of $2.4 million and U.S. alternative minimum taxes of $0.6 million. The remaining balance of $1.8 million for the nine months ended September 30, 2014 is primarily attributable to an increase in U.S. deferred tax liabilities due to the differences in the accounting treatment of goodwill under U.S. GAAP and the tax accounting treatment for goodwill of $6.7 million of U.S. federal and state deferred taxes, partially offset by a foreign deferred benefit of $4.9 million related to the reductions of deferred liabilities created in purchase accounting.

The provision (benefit) for income taxes shown on the consolidated statements of operations and comprehensive loss differs from amounts that would result from applying the statutory tax rates to income before taxes primarily because of state income taxes and certain permanent expenses that were not deductible, as well as the application of valuation allowances against U.S. and foreign assets.

As of December 31, 2013, the Company had NOL carry-forwards available to offset future U.S. federal taxable income of approximately $206.7 million and future state taxable income by approximately $148.1 million. These NOL carry-forwards expire on various dates through 2033. As of December 31, 2013, the Company had NOL carry-forwards in foreign jurisdictions available to offset future foreign taxable income by approximately $33.7 million. India has loss carry-forwards totaling $2.1 million that expire in 2021. The Company also has loss carry-forwards in the United Kingdom of $31.6 million, and these loss carry-forwards do not expire.

Utilization of the NOL carry-forwards can be subject to an annual limitation due to the ownership percentage change limitations under Section 382 of the Internal Revenue Code (“Section 382 limitation”). Ownership changes can limit the amount of net operating loss and other tax attributes that a company can use each year to offset future taxable income and taxes payable. In connection with a change in control in 2011 the Company was subject to Section 382 annual limitations of $77.1 million against the balance of NOL carry-forwards generated prior to the change in control in 2011. Through December 31, 2013 the Company accumulated the unused amount of Section 382 limitations in excess of the amount of NOL carry-forwards that were originally subject to limitation. Therefore these unused NOL carry-forwards are available for future use to offset taxable income. The Company has completed an analysis of changes in its ownership from 2011, through its IPO, to December 31, 2013. The Company concluded that there was not a Section 382 ownership change during this period and therefore any NOLs generated through December 31, 2013, are not subject to any new Section 382 annual limitations on NOL carry-forwards. As a result, all unused NOL carry-forwards at December 31, 2013 are available for future use to offset taxable income.

13. Severance and Other Exit Costs

In connection with acquisitions, the Company may evaluate its data center, sales and marketing, support and engineering operations and the general and administrative function in an effort to eliminate redundant costs. As a result, the Company may incur charges for employee severance, exiting facilities and restructuring data center commitments and other related costs. During the three months ended September 30, 2014, the Company implemented plans to further integrate and consolidate its data center, support and engineering operations, resulting in severance and facility exit costs. The severance charges are associated with eliminating approximately 90 positions across primarily support, engineering operations and sales and marketing. The Company incurred severance costs of $1.8 million in the nine months ended September 30, 2014 related to these restructuring activities. The Company expects the employee-related charges associated with these restructurings to be completed during the year ended December 31, 2014. The Company may incur additional severance costs related to these restructuring activities during the fourth quarter. The Company does not, however expect any additional severance costs to be material to the Company’s financial position and results of operations. The Company has paid $0.6 million of severance costs during the nine months ended September 30, 2014 and accrued a severance liability of $1.1 million as of September 30, 2014 related to these severance costs.

The Company has incurred facility costs associated with closing offices in Redwood City, California and Englewood, Colorado. The Company has remaining lease obligations of approximately $3.0 million for these vacated facilities through March 31, 2018. The Company recorded a facilities charge for these future lease payments, less expected sublease income, of $1.6 million during the three months ended September 30, 2014. Of the $1.6 million facilities charge, $1.4 million is included in cost of revenue and $0.2 million is included in general and administrative expense in the Company’s consolidated statement of operations and comprehensive loss.

The following table provides a summary of the activity for the nine months ended September 30, 2014 related to the Company’s severance and other exit costs accrual (in thousands):

	Employee Severance	Facilities	Total
Balance at December 31, 2013	$—	$—	$—
Severance and other exit cost charges	1,773	1,640	3,413
Cash paid	(637)	(73)	(710)

Balance at September 30, 2014	$1,136	$1,567	$2,703

The following table presents severance charges recorded in the consolidated statement of operations and comprehensive loss for the periods presented (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2014
Cost of revenue	$217	$507
Sales and marketing	153	268
Engineering and development	82	905
General and administrative	74	93

Total severance charges	$526	$1,773

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

15. Related Party Transactions

The Company has various agreements in place with related parties. Below are details of related party transactions that occurred during the three and nine months ended September 30, 2013 and 2014.

The Company has certain contracts with entities for outsourced services that are related parties. The ownership of these entities is held directly or indirectly by family members of the Company’s chief executive officer, who is also a director of the Company. For the three months ended September 30, 2013 and 2014, $1.4 million and $2.3 million, respectively, was recorded as expense in cost of revenue, $0.3 million and $0.8 million, respectively, was recorded in engineering and development expense, $0.1 million and $0.2 million, respectively, was recorded in sales and marketing expense, and a $0.2 million credit and $0.5 million expense, respectively, was recorded in general and administrative expense, relating to services provided to the Company under these agreements. For the nine months ended September 30, 2013 and 2014, $3.8 million and $4.7 million, respectively, was recorded as expense in cost of revenue, $0.7 million and $1.3 million, respectively, was recorded in engineering and development expense, $0.2 million and $0.4 million, respectively, was recorded in sales and marketing expense, and $0.8 million and $0.6 million, respectively, was recorded in general and administrative expense, relating to services provided to the Company under these agreements.

The Company also has certain agreements with an entity that provides a third-party security application that is sold by the Company. The entity is collectively majority owned by the Company’s chief executive officer, and two investors in the Company, one of whom is a director of the Company, and both of whom are beneficial owners, directly and indirectly, of equity in the Company. For the three months ended September 30, 2013 and 2014, $0.8 million and $1.4 million, respectively, were recorded as expense in cost of revenue related to this agreement. For the nine months ended September 30, 2013 and 2014, $2.4 million and $3.4 million, respectively, were recorded as expense in cost of revenue related to this agreement.

16. Subsequent Events

With respect to the unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2014, the Company performed an evaluation of subsequent events through the date of this filing.

On October 31, 2014, the Company acquired Arvixe, a California-based web presence provider to small and medium-sized businesses for a purchase price of $22.0 million, which consisted of a cash payment of $17.6 million at the closing with the remainder payable 12 months following the closing.

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

Overview

We are a leading provider of cloud-based platform solutions designed to help small and medium-sized businesses, or SMBs, succeed online. Leveraging our proprietary technology platform, we serve over 3.8 million subscribers globally with a comprehensive and integrated suite of over 150 products and services that help SMBs get online, get found and grow their businesses. The products and services available on our platform include domains, website builders, web hosting, email, security, backup, search engine optimization, or SEO, and search engine marketing, or SEM, social media services, website analytics, and productivity and e-commerce solutions.

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

Third Quarter Results

Our revenue for the three months ended September 30, 2013 and 2014 was $132.9 million and $160.2 million, respectively, representing year-over-year growth of 21% while our net losses were $27.0 million and $7.9 million, respectively, and our Adjusted EBITDA was $49.9 million and $58.0 million, respectively, representing year-over-year growth of approximately 16%. During the same three month periods, our unlevered free cash flow, or UFCF, was $43.0 million and $50.1 million, respectively, representing year-over-year growth of 17%, while our free cash flow, or FCF, was $20.8 million and $35.8 million, respectively, representing year-over-year growth of 72%.

Our revenue for the nine months ended September 30, 2013 and 2014 was $383.9 million and $457.9 million, respectively, representing year-over-year growth of 19% while our net losses were $91.7 million and $40.6 million, respectively, and our Adjusted EBITDA was $161.7 million and $173.7 million, respectively, representing year-over-year growth of approximately 7%. During the same nine month periods, our UFCF was $128.9 million and $142.7 million, respectively, representing year-over-year growth of 11%, while our FCF was $64.6 million and $100.8 million, respectively, representing year-over-year growth of 56%.

Our revenue growth during the three and nine months ended September 30, 2014 resulted from increases in our two key growth drivers, total subscribers and ARPS. Our number of net paying subscribers increased by approximately 94,000 during the quarter bringing the total number of subscribers on our platform to over 3.8 million. ARPS increased by $1.35 from $13.14 for the three months ended September 30, 2013 to $14.49 for the three months ended September 30, 2014. Excluding the impact of Directi (which we acquired in January 2014), during the three months ended September 30, 2014, ARPS increased by $0.40 from $13.14 for the three months ended September 30, 2013 to $13.54. During the nine months ended September 30, 2014, our number of paying subscribers increased by approximately 289,000, excluding the 51,000 added to our base from the acquisition of Directi in the first quarter of 2014. ARPS increased by $1.33 from $13.02 for the nine months ended September 30, 2013 to $14.35 during the nine months ended September 30, 2014. Excluding the impact of Directi, our ARPS increased by $0.44 from $13.02 at the end of the nine months ended September 30, 2013 to $13.46. We believe that the growth in both total subscribers and ARPS on a year-over-year basis was driven by increased investments in our direct and product marketing programs as well as favorable trends in our free to pay conversions that attracted new paying subscribers, combined with an increase in product adoption rates and higher value purchases. We believe that we will continue to grow our total subscriber base as we continue to invest in our marketing programs. In addition, we believe we can grow our subscriber base by using acquisitions to expand our subscriber acquisition funnel, add more brands, enter new geographies and grow our partner channels. We also believe that acquisitions of complementary businesses, products or technologies may help further increase ARPS by adding to our portfolio of products, increasing our revenues, expanding our distribution channels and improving our subscriber engagement. During the three months ended September 30, 2014, we acquired Webzai and BuyDomains, and subsequent to the quarter we acquired the assets of Arvixe. We believe these acquisitions will help us to increase our total subscribers and ARPS while providing our subscribers with compelling new products that enhance their abilities to get online and grow their businesses.

Growth in Adjusted EBITDA on a year-over-year basis was primarily a result of our revenue growth offset by the additional costs we incurred related to becoming a public company, as well as by our increased investments in marketing as compared to the first nine months of 2013. In 2013, our marketing expenditures were lower due to our focus on integrating our 2012 acquisitions of Homestead and HostGator onto our technology platform. Following the completion of the technology integration of HostGator at the end of 2013, we began re-investing in marketing and finding new channels that we believe will provide revenue-generating opportunities. We have explored new ways to attract and on-board subscribers such as through lead-in products like back-up and storage. We have increased marketing that targets sales of such lead-in products while also increasing our direct marketing effort for our core web presence solutions. We believe these additional marketing investments will enable our continued growth in subscribers and ARPS and we plan to continue to increase our overall marketing spend provided we can manage our subscriber acquisition costs and return on our marketing investments at favorable levels. While these investments in marketing are generally neutral on a cash flow basis in the first year, we expect based on our experience that they will become cash flow generative over the lifetime of the product renewal cycle.

Year-over year growth in UFCF was favorably impacted by the reduction in capital expenditures following the completion of the integration of Homestead and HostGator into our technology platform.

During the three and nine months ended September 30, 2014, FCF grew 72% and 56%, respectively, over the three and nine months ended September 30, 2013, as we benefited from economies of scale and reduced financing costs as a result of our November 2013 bank debt refinancing.

UFCF and FCF increased during the three months ended September 30, 2014 compared to the three months ended March 31, 2014 and June 30, 2014, primarily due to higher sales during the first quarter due to typical seasonality and a decrease in capital expenditures from $7.1 million and $7.6 million during the three months ended March 31, 2014 and June 30, 2014, respectively to $6.0 million during the three months ended September 30, 2014. For the reasons described above, we expect our Adjusted EBITDA, UFCF and FCF will each continue to fluctuate between quarters but we believe our Adjusted EBITDA, UFCF and FCF will continue to increase on a year-over-year basis if we are able to continue to increase our revenue and realize efficiencies in the business.

As we acquire other businesses, we regularly combine data center, sales and marketing, support and engineering operations and the general and administrative function to better leverage our cost structure by eliminating redundant costs. In order to remove these costs, we may incur charges for employee severance, exiting facilities and restructuring data center commitments and other related costs. During the three months ended September 30, 2014, we completed the process of closing office locations in California and Colorado. These office closings resulted in the elimination of approximately 90 positions, for which we have taken severance charges of $1.8 million, which was incurred during the nine months ended September 30, 2014. We have paid $0.6 million of severance costs during the nine months ended September 30, 2014 and accrued a severance liability of $1.1 million as of September 30, 2014 related to these severance costs. We expect the employee-related charges to be completed during the year ended December 31, 2014. We may incur additional severance costs related to these restructuring activities during the three months ended December 31, 2014. We do not, however expect any additional severance costs to be material to our financial position and results of operations. We have approximately $3.0 million in remaining lease obligations for these closed facilities and have recorded a charge for remaining lease payments, net of expected sublease income, of $1.6 million during the third quarter of 2014.

Finally, we have been focusing efforts on creating more technology-focused efficiencies that we believe will support our overall business and benefit us over the long term. The acquisition of Directi has allowed us to assess our current global footprint and has resulted in our decision to reconfigure and consolidate our data center operations and customer support organization and associated staff during 2014.

ARPS, Adjusted EBITDA, UFCF and FCF are non-GAAP financial measures. For more information regarding ARPS, Adjusted EBITDA, UFCF and FCF and a reconciliation of these measures to the most directly comparable financial measures calculated and presented in accordance with GAAP, see “Non-GAAP Financial Measures and Key Metrics” below.

Growth Strategy

We believe total subscribers and ARPS will continue to be the key drivers of our revenue growth in the future, and we intend to drive growth in both of these metrics by leveraging the strengths of our approach to serving the SMB market. In addition, we believe we can grow our subscriber base by using M&A to expand our subscriber acquisition funnel, add more brands, enter new geographies and grow our partner channels.

Increasing Total Subscribers

We plan to increase total subscribers by continuing to invest in our multi-channel, multi-brand approach. We expect to continue to develop and refine our multiple subscriber acquisition channels, including our word of mouth referrals, our referral and reseller network, our partnership with Google and other strategic partners and to expand our geographic footprint and our internationally-sourced revenues, particularly in emerging markets, as more and more SMBs in these markets come online due to wider availability of internet infrastructure and mobile connectivity. The Directi acquisition has allowed us to expand our reach in these markets. Bluehost, HostGator and Domain.com went live in China during the first nine months of 2014. We released localized versions of our Bluehost and HostGator sites in several other countries, including Brazil, India, Turkey and Russia. HostGator is also in Singapore. We expect to develop and launch these brands and additional brands from our portfolio in more international markets over the next several quarters. We are planning to add to our portfolio of brands, both organically and through acquisitions, to target specific segments of the SMB market.

Increasing Average Revenue per Subscriber

We plan to increase ARPS through our multi-product, multi-engagement approach by offering additional products and services, particularly higher value items such as advanced hosting services, mobile and productivity solutions and professional services. During the three months ended September 30, 2014 we launched a beta version of our mobile app, Business on Tapp, and during the three months ended December 31, 2014 we plan to experiment with the mobile app to drive downloads and create a highly engaged set of communities within our subscriber base. We expect Business on Tapp to drive engagement with our subscriber base and assist with product upsells. In addition, at the end of the three months ended September 30, 2014, we signed an agreement to resell Google Apps and have begun offering Google Apps to our subscriber base across our major brands.

As part of these efforts, we expect to continue to enhance our technology platform and services delivery architecture by continuing to invest in new data center space and capacity, new equipment and the development of intellectual property. We also plan to build out our cloud-based applications and services to help us upsell to more price conscious subscribers in emerging markets as well as to increase our penetration in mature markets.

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

The following table, which includes Directi for the three and nine months ended September 30, 2014, summarizes these non-GAAP financial measures and key metrics for the periods presented (all data in thousands, except average revenue per subscriber and monthly recurring revenue retention rate):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Financial and other metrics:
Total subscribers	3,440	3,841	3,440	3,841
Average revenue per subscriber	$13.14	$14.49	$13.02	$14.35
Monthly recurring revenue retention rate	99%	99%	99%	99%
Adjusted Net Income	$20,930	$34,588	$79,040	$98,942
Adjusted EBITDA	$49,890	$58,042	$161,717	$173,665
Unlevered free cash flow	$42,995	$50,105	$128,944	$142,677
Free cash flow	$20,779	$35,799	$64,571	$100,775

Total Subscribers

We define total subscribers as those that, as of the end of a period, are identified as subscribing directly to our web presence solutions on a paid basis. Historically, in calculating total subscribers, we included the number of end-of-period subscribers we added through business acquisitions as if those subscribers had subscribed with us since the beginning of the period presented. Since the first quarter of 2014, we have included subscribers we added through business acquisitions from the date of the relevant acquisition. We do not include in total subscribers accounts that access our solutions via resellers or purchase only domain names from us. Subscribers of more than one brand are counted as separate subscribers. We believe total subscribers is an indicator of the scale of our platform and our ability to expand our subscriber base and is a critical factor in our ability to monetize the opportunity we have identified in serving the SMB market. Total subscribers for a period may reflect adjustments to add or subtract subscribers as we integrate and/or are otherwise able to identify subscribers that meet the definition of total subscribers.

During the three and nine months ended September 30, 2014, our number of paying subscribers increased by approximately 94,000 and 289,000, respectively, excluding the subscribers added from our acquisition of Directi in January 2014. Our total paying subscriber base as of September 30, 2014 was 3.8 million, an increase of 0.4 million from September 30, 2013. The increase in paying subscribers is primarily a result of growth in the market for our products and services, referrals, channel development, investing in our marketing efforts, and investing in our sales and our support organizations and training them to better utilize our data and analytical capabilities. The customers added as a result of Directi includes a significant number of resellers, which reduces the total amount of Directi’s contribution to total subscribers because we count only the resellers, and not their end customers, as subscribers.

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

For the three months ended September 30, 2013 and 2014, ARPS increased from $13.14 to $14.49, respectively, and for the nine months ended September 30, 2013 and 2014, ARPS increased from $13.02 to $14.35, respectively. For the three months ended September 30, 2013 and 2014, excluding the impact of Directi, ARPS increased from $13.14 to $13.54, respectively, and for the nine months ended September 30, 2013 and 2014, excluding the impact of Directi, ARPS increased from $13.02 to $13.46, respectively. These increases in ARPS were driven by increasing demand for our solutions as we improved product adoption rates from both new and existing subscribers. We expect ARPS to increase as we increase sales to existing and new subscribers by acquiring new products and offering additional products and services and improving our distribution by expanding our points of subscriber engagement, optimizing our communications across our various subscriber touchpoints and by facilitating easier access to our solutions.

The following table reflects the reconciliation of ARPS to revenue calculated in accordance with GAAP (all data in thousands, except ARPS data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Revenue	$132,913	$160,167	$383,876	$457,909
Purchase accounting adjustment	1,307	4,763	6,782	18,830
Pre-acquisition revenue from acquired properties	—	—	512	—

Adjusted revenue	$134,220	$164,930	$391,170	$476,739

Total subscribers	3,440	3,841	3,440	3,841
ARPS	$13.14	$14.49	$13.02	$14.35
Adjusted revenue attributable to Directi	—	12,976	—	35,286
Adjusted revenue excluding Directi	$134,220	$151,954	$391,170	$441,453
Total subscribers excluding Directi	3,440	3,788	3,440	3,788
ARPS excluding Directi	$13.14	$13.54	$13.02	$13.46

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

Our adjusted net income increased from $20.9 million for the three months ended September 30, 2013 to $34.6 million for the three months ended September 30, 2014 and increased from $79.0 million for the nine months ended September 30, 2013 to $98.9 million for the nine months ended September 30, 2014. The increase in our Adjusted Net Income was in part due to lower interest expense of $8.2 million and $23.9 million in the three and nine months ended September 30, 2014, respectively, as a result of a lower effective interest rate on our term loan debt following our refinancing in November 2013. Year over year for the nine month periods we had higher income taxes of $6.5 million which in part offsets the overall increase in our Adjusted Net Income. This increase in our Adjusted Net Income was also partially offset by a higher depreciation charge of $3.2 million and $9.5 million in the three and nine months ended September 30, 2014, respectively, as a result of expanding our business and data center infrastructure as we migrated customers from our 2012 acquisitions of HostGator and Homestead onto our platform.

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

After adjusting both periods for the impact of the changes in deferred tax, depreciation and interest expense, as described above under Adjusted Net Income, Adjusted EBITDA increased by $8.1 million from $49.9 million for the three months ended September 30, 2013 to $58.0 million for the three months ended September 30, 2014 and increased by $12.0 million from $161.7 million for the nine months ended September 30, 2013 to $173.7 million for the nine months ended September 30, 2014. These increases in Adjusted EBITDA were primarily a result of our revenue growth, increases in the number of subscribers on our platform, an increase in ARPS and achieving greater scale benefits. This growth was impacted by our increased investments in marketing and by the additional costs we incurred related to becoming a public company. While growth in new subscriber revenue is typically offset by marketing expense in the first year of subscription, these investments in marketing are generally neutral on a cash flow basis in the first year. In our experience, these investments become cash flow generative over the lifetime of the product renewal cycle. We expect that these investments in 2014 will contribute to cash flow starting in 2015 as subscribers remain on platform, renew their subscription and buy additional products with minimal further marketing investment.

Unlevered Free Cash Flow

Unlevered free cash flow, or UFCF, is a non-GAAP financial measure that we calculate as Adjusted EBITDA plus change in operating assets and liabilities (other than deferred revenue) net of acquisitions, less capital expenditures and income taxes excluding deferred tax. We believe the most useful indicator of our operating performance is the cash generating potential of our company prior to any accounting charges related to our acquisitions. We also invest in marketing, our largest operating expense, which may increase or decrease in a given period, depending on the cost of attracting new subscribers to our solutions. As our business has meaningful data center and related infrastructure requirements, we believe the level of capital expenditures required to run our business is an important factor for investors to consider. We believe UFCF is a useful measure that captures the effects of these issues.

UFCF increased from $43.0 million in the three months ended September 30, 2013 to $50.1 million in the three months ended September 30, 2014 and increased from $128.9 million for the nine months ended September 30, 2013 to $142.7 million for the nine months ended September 30, 2014. This growth in UFCF was favorably impacted by the reduction in capital expenditures, following the completion of integration of Homestead and HostGator into our technology platform.

Free Cash Flow

Free cash flow, or FCF, is a non-GAAP financial measure that we calculate as unlevered free cash flow less interest expense. We believe that this presentation of free cash flow provides investors with an additional indicator of our ability to generate positive cash flows after meeting our obligations with regard to payment of interest on our outstanding indebtedness.

FCF increased from $20.8 million for the three months ended September 30, 2013 to $35.8 million for the three months ended September 30, 2014. FCF increased from $64.6 million for the nine months ended September 30, 2013 to $100.8 million for the nine months ended September 30, 2014. The increases in FCF were primarily due to realizing economies of scale in the business and reduced financing costs following our initial public offering or IPO. This included reducing our overall term loan bank debt and a reduction in our effective interest rate as a result of our debt refinancing which occurred in November 2013. We expect our FCF to continue to benefit in future periods from the reduction in our term loan interest expense.

The following table reflects the reconciliation of Adjusted Net Income, Adjusted EBITDA, UFCF and FCF to net loss calculated in accordance with GAAP (all data in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Net loss	$(27,027)	$(9,443)	$(91,713)	$(48,044)
Stock-based compensation	366	4,189	1,105	11,362
Loss on sale of property and equipment	—	4	332	78
Gain on sale of assets	—	(369)	—	(369)
(Gain) loss of unconsolidated entities	(93)	84	(359)	(26)
Amortization of intangible assets	26,467	26,247	78,781	75,788
Amortization of deferred financing costs	83	19	189	57
Changes in deferred revenue (inclusive of impact of purchase accounting)	10,844	7,760	44,495	45,340
Transaction expenses and charges	2,799	1,786	11,157	3,906
Integration and restructuring expenses	8,946	5,166	40,226	16,337
Tax-affected impact of adjustments	(1,455)	(855)	(5,173)	(5,487)

Adjusted Net Income	$20,930	$34,588	$79,040	$98,942

Depreciation	4,803	8,005	13,070	22,553
Income tax expense	1,699	1,144	3,746	10,263
Interest expense, net (net of impact of amortization of deferred financing costs)	22,458	14,305	65,861	41,907

Adjusted EBITDA	$49,890	$58,042	$161,717	$173,665

Change in operating assets and liabilities, net of acquisitions (1)	175	(1,220)	(6,677)	(7,041)
Capital expenditures (2)	(7,437)	(6,022)	(25,384)	(20,705)
Income tax (excluding deferred tax)	367	(695)	(712)	(3,242)

Unlevered free cash flow	$42,995	$50,105	$128,944	$142,677

Net cash interest paid (net of change in accrued loan interest)	(22,216)	(14,306)	(64,373)	(41,902)

Free cash flow	$20,779	$35,799	$64,571	$100,775

(1)	In the three and nine months ended September 30, 2014 we have decreased the change in operating assets and liabilities by $2.7 million of accrued employee severance and facility costs related to closing offices in Redwood City, California and Englewood, Colorado that are included in integration and restructuring expenses.
(2)	Capital expenditures during the three and nine months ended September 30, 2014 includes $0.9 million and $2.7 million, respectively, of payments under a three year capital lease for software of $11.7 million beginning in January 2014. The remaining balance on the capital lease is $9.0 million as of September 30, 2014.

The following table provides a reconciliation of changes in deferred revenue (inclusive of impact of purchase accounting), included in Adjusted EBITDA to changes in deferred revenue in our consolidated statements of cash flows (all data in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Changes in deferred revenue (inclusive of impact of purchase accounting)	$10,844	$7,760	$44,495	$45,340
Application of purchase accounting for the Directi acquisition:
Impact of reduced fair value of deferred domain registration costs	—	4,255	—	16,592

Changes in deferred revenue in consolidated statements of cash flows	$10,844	$12,015	$44,495	$61,932

The following table provides a reconciliation of change in operating assets and liabilities, net of acquisitions, included in UFCF to the changes in operating assets and liabilities in our consolidated statements of cash flows (all data in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Change in operating assets and liabilities, net of acquisitions	$175	$(1,220)	$(6,677)	$(7,041)
Plus: Adjustment for accrued employee severance and facility costs	—	2,703	—	2,703
Application of purchase accounting for the Directi acquisition:
Impact of reduced fair value of deferred domain registration costs	—	(4,255)	—	(16,592)

Change in operating assets and liabilities, excluding deferred revenue, in consolidated statements of cash flows	$175	$(2,772)	$(6,677)	$(20,930)

The following table provides a reconciliation of income tax expense (benefit) included in FCF to the income tax expense (benefit) in our consolidated statements of operations and comprehensive loss and to the income taxes paid amount in our consolidated statements of cash flows (all data in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Income tax expense (benefit)	$1,699	$1,144	$3,746	$10,263
Tax-affected impact of adjustments	(1,455)	(855)	(5,173)	(5,487)

Income tax expense (benefit) in consolidated statement of operations and comprehensive loss	$244	$289	$(1,427)	$4,776

Less: change in deferred tax (expense) benefit	(611)	406	2,139	(1,534)

Income tax (excluding deferred tax)	$(367)	$695	$712	$3,242

Decrease (increase) in accrued income taxes	627	(149)	638	(1,745)

Income taxes paid in consolidated statements of cash flows	$260	$546	$1,350	$1,497

The following table provides a reconciliation of net interest expense included in FCF to net interest in our consolidated statement of operations and comprehensive loss and to interest paid in our consolidated statement of cash flows (all data in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Interest expense, net (net of impact of deferred financing costs)	$22,458	$14,305	$65,861	$41,907
Amortization of deferred financing costs	83	19	189	57

Other expense in consolidated statements of operations and comprehensive loss	$22,541	$14,324	$66,050	$41,964

Less:
Amortization of deferred financing costs	(83)	(19)	(189)	(57)
Amortization of net present value of deferred consideration	(225)	—	(1,393)	(5)
(Increase) decrease in accrued interest	(468)	(79)	4,539	421
Interest income	31	83	61	255

Interest paid in consolidated statements of cash flows	$21,796	$14,309	$69,068	$42,578

The following table provides the three major categories of the statement of our cash flows, calculated in accordance with GAAP (all data in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Cash flows provided by operating activities	$16,454	$38,138	$38,477	$104,527
Cash flows used in investing activities	$(13,709)	$(60,103)	$(42,521)	$(112,994)
Cash flows provided by (used in) financing activities	$13,724	$20,289	$14,388	$(35,989)

The following table reflects the reconciliation of cash flows from operating activities or operating cash flow, to FCF (all data in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Operating cash flow	$16,454	$38,138	$38,477	$104,527
Less:
Dividend from minority interest	—	(167)	—	(167)
Capital expenditures and capital lease obligations	(7,437)	(6,022)	(25,384)	(20,705)
Plus:
Costs excluded in FCF net of costs also excluded in operating cash flow:
Transaction expenses and charges	2,816	1,387	11,252	3,486
Integration and restructuring expenses	8,946	2,463	40,226	13,634

Free cash flow	$20,779	$35,799	$64,571	$100,775

Components of Operating Results

Revenue

We generate revenue primarily from selling subscriptions for our cloud-based products and services. The subscriptions we offer are similar across all of our brands and are provided under contracts pursuant to which we have ongoing obligations to support the subscriber. These contracts are generally for service periods of up to 36 months and typically require payment in advance at the time of initiating the subscription for the entire subscription period. Typically, we also have arrangements in place to auto renew a subscription at the end of the subscription period. Due to factors such as introductory pricing, our renewal fees may be higher than our initial subscription. We sell more subscriptions with 12 month terms than with any other term length. We also earn revenue from the sale of domain name registrations and non-term based products and services, such as online security products and professional technical services as well as through referral fees and commissions. We expect our revenue to increase in future periods as we expand our subscriber base, including through acquisitions, and increase our average revenue per subscriber by selling additional products and services throughout their subscription period.

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

Sales and Marketing. Sales and marketing expense primarily consists of costs associated with payments to our network of partners, SEM and SEO, general awareness and brand building activities, as well as the cost of employees engaged in sales and marketing activities. Sales and marketing expense also includes costs associated with sales of products. In the last fiscal quarter of 2013 we broadened our investment in marketing expense to include new channels for acquiring subscribers through lead-in products like storage and backup. In the three and nine months ended September 30, 2014, we increased our investment in marketing, including ramping up our investment in product marketing.

Sales and marketing expense includes stock-based compensation expense for employees engaged in sales and marketing activities. We expect sales and marketing expense to increase in absolute dollars in future periods as we continue to expand our business and increase our sales efforts. We also expect sales and marketing expense to be our largest category of operating expense for the foreseeable future as we continue with our plans to develop and grow additional subscriber acquisition channels. Sales and marketing expense as a percentage of revenue may increase or decrease in a given period, depending on the cost of attracting new subscribers to our solutions (our subscriber acquisition costs), changes in how we invest in different subscriber acquisition channels, changes in how we approach search engine marketing and search engine optimization and the extent of general awareness and brand building activities we may undertake, as well as the efficiency of our sales and support people and our ability to monetize our subscribers and drive favorable returns on invested marketing dollars.

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

There have been no material changes to our critical accounting policies since December 31, 2013. For further information on our critical accounting policies and estimates, see Note 2 to the consolidated financial statements appearing in Part I, Item 1 in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on February 28, 2014.

Results of Operations

The following tables set forth our results of operations for the periods presented (all data in thousands). The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
	(unaudited)
Revenue	$132,913	$160,167	$383,876	$457,909
Cost of revenue	87,165	97,416	262,345	279,218

Gross profit	45,748	62,751	121,531	178,691

Operating expense:
Sales and marketing	28,932	34,761	87,231	114,610
Engineering and development	5,409	4,179	17,644	14,497
General and administrative	15,742	18,557	44,105	50,914

Total operating expense	50,083	57,497	148,980	180,021

Income (loss) from operations	(4,335)	5,254	(27,449)	(1,330)
Total other expense, net	(22,541)	(14,324)	(66,050)	(41,964)

Loss before income taxes and equity earnings of unconsolidated entities	(26,876)	(9,070)	(93,499)	(43,294)
Income tax expense (benefit)	244	289	(1,427)	4,776

Loss before equity earnings of unconsolidated entities	(27,120)	(9,359)	(92,072)	(48,070)

Equity income of unconsolidated entities, net of tax	(93)	84	(359)	(26)

Net loss	$(27,027)	$(9,443)	$(91,713)	$(48,044)

Net loss attributable to non-controlling interest	—	(1,545)	—	(7,413)

Net loss attributable to Endurance International Group Holdings, Inc.	$(27,027)	$(7,898)	$(91,713)	$(40,631)

Comparison of Three Months Ended September 30, 2013 and 2014

Revenue

	Three Months Ended September 30,		Change
	2013	2014	Amount	%
Revenue	$132,913	$160,167	$27,254	21%

Revenue increased by $27.3 million, or 21%, from $132.9 million for the three months ended September 30, 2013 to $160.2 million for the three months ended September 30, 2014. Of this increase, $8.9 million was related to revenues from our acquisition of Directi and $18.4 million was primarily due to an increase in subscribers on our platform as we expanded lead-in products such as back-up and storage and focused our marketing on attracting new subscribers, and selling more of our products like our web presence bundle, domains, site back-up, security, SEO/SEM solutions. In addition, increases in prices paid by our subscribers at renewals or after expiration of promotional periods contributed to the increase in revenues. Consistent with our plans, as we completed the integration of the 2012 acquisitions of HostGator and Homestead onto our integrated technology platform, we were able to increase our marketing spend to drive additional subscriber signups and also enhance the promotion of our products and services through improved business insight and analytics offered through the integrated technology platform.

Cost of Revenue

	Three Months Ended September 30,				Change
	2013		2014
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of revenue	$87,165	66%	$97,416	61%	$10,251	12%

Cost of revenue increased by $10.2 million, or 12%, from $87.2 million for the three months ended September 30, 2013 to $97.4 million for the three months ended September 30, 2014. Of this increase, $8.3 million, which included an amortization charge of $1.6 million, was attributable to our acquisition of Directi, $2.8 million was due to an increase in depreciation expense as a result of expanding our data center infrastructure during 2012 and 2013. Depreciation expense increased from $4.5 million to $7.3 million, excluding the depreciation charge of $0.2 million attributable to Directi. In addition, $0.8 million was related to an increase in domain registration costs and $1.9 million was attributable to costs of third party products and services related to our sales. We also recorded $1.4 million of facilities costs associated with closing our office in Englewood, Colorado and a $0.2 million severance charge. Stock-based compensation expense increased by approximately $0.1 million from $5,000 for the three months ended September 30, 2013 to $0.1 million for the three months ended September 30, 2014. These increases were partially offset by a decrease in support costs of $2.5 million, a decrease in data center expenses of $1.0 million and a $1.8 million decrease in amortization expense from $26.4 million to $24.6 million, excluding the amortization charge of $1.6 million attributable to Directi.

Gross Profit

	Three Months Ended September 30,				Change
	2013		2014
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Gross profit	$45,748	34%	$62,751	39%	$17,003	37%

Gross profit increased by $17.0 million, or 37%, from $45.8 million for the three months ended September 30, 2013 to $62.8 million for the three months ended September 30, 2014. Our gross profit as a percentage of revenue increased by five percentage points from 34% for the three months ended September 30, 2013 to 39% for the three months ended September 30, 2014. Approximately $18.4 million of this increase was attributable to the net contribution from an increase in our subscriber base, our sales of additional products and services to those subscribers and our acquisition of Directi and $0.2 was attributable to a net decrease in amortization expense. The increase in our gross profit was partially offset by $1.4 million of facilities costs associated with closing our office in Englewood, Colorado and $0.2 million of severance charges incurred during the three months ended September 30, 2014.

Operating Expense

	Three Months Ended September 30,				Change
	2013		2014
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Sales and marketing	$28,932	22%	$34,761	22%	$5,829	20%
Engineering and development	5,409	4%	4,179	3%	(1,230)	(23)%
General and administrative	15,742	12%	18,557	12%	2,815	18%

Total	$50,083	38%	$57,497	36%	$7,414	15%

Sales and Marketing. Sales and marketing expense increased by $5.8 million, or 20%, from $28.9 million for the three months ended September 30, 2013 to $34.7 million for the three months ended September 30, 2014. In addition to investing in marketing expense for the acquisition of new subscribers, we have increased our investment in product marketing. The increase is primarily attributable to increases of $6.2 million in marketing spend, $0.4 million in stock-based compensation expense, which increased from $22,000 for the three months ended September 30, 2013 to $0.4 million for the three months ended September 30, 2014, and $0.1 million in depreciation expense. In addition, we recorded a $0.2 million severance charge. These increases were partially offset by a net decrease in payroll and commissions of $1.1 million as we changed our direct sales and commission structure.

Engineering and Development. Engineering and development expense decreased by $1.2 million, or 23%, from $5.4 million for the three months ended September 30, 2013 to $4.2 million for the three months ended September 30, 2014. Of this decrease, $1.5 million was related to capitalization of certain software development costs in connection with our investment in improvements to our infrastructure and technology platform and $1.4 million was due to a reduction in integration and restructuring costs related to the integration of 2012 acquisitions at the end of the last fiscal year. These cost reductions were partially offset by a $0.7 million increase in payroll and benefits, $0.7 million of additional expense related to our expansion of our international footprint following the acquisition of Directi and a $0.2 million increase in stock-based compensation expense from $15,000 for the three months ended September 30, 2013 to $0.2 million for the three months ended September 30, 2014. In addition, we recorded a $0.1 million severance charge for the three months ended September 30, 2014.

General and Administrative. General and administrative expense increased by $2.8 million, or 18%, from $15.7 million for the three months ended September 30, 2013 to $18.5 million for the three months ended September 30, 2014. Of this increase, $3.2 million was attributable to increased stock-based compensation expense, which increased from $0.3 million for the three months ended September 30, 2013 to $3.5 million for the three months ended September 30, 2014. The increase in our stock-based compensation is primarily a result of stock awards granted under our 2013 Stock Incentive Plan during the fourth quarter of 2013. In addition, $1.3 million was attributable to increased spending to support the growth of our business, we recorded $0.2 million of facilities costs associated with closing our office in Redwood City, California and we recorded a $0.1 million severance charge. These increases were offset by a $2.0 million decrease in transaction expenses. We incurred higher transaction costs in the three months ended September 30, 2013 which was primarily attributable to increased expense associated with our preparation for becoming a public company.

Net Interest Income (Expense)

	Three Months Ended September 30,		Change
	2013	2014	Amount	%
Net interest income (expense)	$(22,541)	$(14,324)	$8,217	36%

Net interest expense decreased by $8.2 million, or 36%, from $22.5 million for the three months ended September 30, 2013 to $14.3 million for the three months ended September 30, 2014. Of this decrease, $7.8 million is due to lower interest expense resulting from our debt refinancing activities in November 2013, which lowered our aggregate notes payable and our effective interest rate. The decrease is also due to a $0.2 million reduction in the accretion of present value for the deferred consideration and deferred bonus payments related to the HostGator acquisition, paid in January 2014, and a $0.2 million reduction in other interest expense. These decreases were partially offset by an increase of $0.1 million related to capitalized lease obligations which were entered into during the three months ended March 31, 2014.

Income Tax Expense (Benefit)

	Three Months Ended September 30,		Change
	2013	2014	Amount	%
Income tax expense	$244	$289	$45	18%

Income tax expense for the three months ended September 30, 2014 increased by $0.1 million, or 18%, from $0.2 million for the three months ended September 30, 2013 to $0.3 million for the three months ended September 30, 2014. The increase of $0.1 million includes an increase in our U.S. and foreign income tax expense of $0.8 million, partially offset by a net decrease in our deferred tax expense of $0.7 million. The decrease in our deferred tax expense is primarily driven by reductions of foreign deferred liabilities created in purchase accounting. In both periods, we had nondeductible expenses primarily related to stock-based compensation, transaction costs and interest.

Comparison of Nine Months Ended September 30, 2013 and 2014

Revenue

	Nine Months Ended September 30,		Change
	2013	2014	Amount	%
Revenue	$383,876	$457,909	$74,033	19%

Revenue increased by $74.0 million, or 19%, from $383.9 million for the nine months ended September 30, 2013 to $457.9 million for the nine months ended September 30, 2014. Of this increase, $18.0 million was related to revenues from our acquisition of Directi and $56.0 million was primarily due to an increase in subscribers on our platform as we expanded lead-in products such as back-up and storage and focused our marketing on attracting new subscribers, and selling more of our products like our web presence bundle, domains, site back-up, security and SEO/SEM solutions. In addition, increases in prices paid by our subscribers at renewals or after expiration of promotional periods contributed to the increase in revenues. Consistent with our plans, as we completed the integration of the 2012 acquisitions of HostGator and Homestead onto our integrated technology platform, we were able to increase our marketing spend to drive additional subscriber signups and also enhance the promotion of our products and services through improved business insight and analytics offered through the integrated technology platform.

Cost of Revenue

	Nine Months Ended September 30,				Change
	2013		2014
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of revenue	$262,345	68%	$279,218	61%	$16,873	6%

Cost of revenue increased by $16.9 million, or 6%, from $262.3 million for the nine months ended September 30, 2013 to $279.2 million for the nine months ended September 30, 2014. Of this increase, $17.5 million, which included an amortization charge of $4.4 million, was attributable to our acquisition of Directi, $8.5 million was due to an increase in depreciation expense as a result of expanding our data center infrastructure during 2012 and 2013. Depreciation expense increased from $12.1 million to $20.6 million, excluding the depreciation charge of $0.6 million attributable to Directi. In addition, $4.0 million was related to an increase in domain registration costs and $5.7 million was attributable to costs of third party products and services related to our sales. Stock-based compensation expense increased by approximately $0.4 million from $16,000 for the nine months ended September 30, 2013 to $0.4 million for the nine months ended September 30, 2014. In addition, we recorded $1.4 million of facilities costs associated with closing our office in Englewood, Colorado and a $0.5 million severance charge. These increases were partially offset by a decrease in data center expenses of $8.2 million and support expenses of $5.6 million, in each case resulting from the migration of HostGator and Homestead subscribers onto our platform, as well as a $7.3 million decrease in amortization expense from $78.7 million to $71.4 million, excluding the amortization charge of $4.4 million attributable to Directi.

Gross Profit

	Nine Months Ended September 30,
	2013		2014		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Gross profit	$121,531	32%	$178,691	39%	$57,160	47%

Gross profit increased by $57.2 million, or 47%, from $121.5 million for the nine months ended September 30, 2013 to $178.7 million for the nine months ended September 30, 2014. Our gross profit as a percentage of revenue increased by seven percentage points from 32% for the nine months ended September 30, 2013 to 39% for the nine months ended September 30, 2014. Approximately $56.2 million of the increase, was attributable to the net contribution from an increase in our subscriber base, our sale of additional products and services to those subscribers and our acquisition of Directi and $2.9 million was attributable to a net decrease in amortization expense. The increase in our gross profit was partially offset by $1.4 million of facilities costs associated with closing our office in Englewood, Colorado and $0.5 million of severance charges incurred during the nine months ended September 30, 2014.

Operating Expense

	Nine Months Ended September 30,
	2013		2014		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Sales and marketing	$87,231	23%	$114,610	25%	$27,379	31%
Engineering and development	17,644	5%	14,497	3%	(3,147)	(18)%
General and administrative	44,105	11%	50,914	11%	6,809	15%

Total	$148,980	39%	$180,021	39%	$31,041	21%

Sales and Marketing. Sales and marketing expense increased by $27.4 million, or 31%, from $87.2 million for the nine months ended September 30, 2013 to $114.6 million for the nine months ended September 30, 2014. In addition to investing in marketing expense for the acquisition of new subscribers, we have increased our investment in product marketing. The increase is primarily attributable to increases of $25.1 million in marketing spend, $1.1 million in stock-based compensation expense, and $0.5 million in depreciation expense. In addition, net payroll and commission expense increased by $0.4 million for the nine months ended September 30, 2014 as we changed our commission structure, and we also incurred $0.3 million of severance charges.

Engineering and Development. Engineering and development expense decreased by $3.1 million, or 18%, from $17.6 million for the nine months ended September 30, 2013 to $14.5 million for the nine months ended September 30, 2014. Of this decrease, $3.9 million was due to a reduction in integration and restructuring costs as we completed our integration of 2012 acquisitions at the end of the last fiscal year, and $3.2 million was due to capitalizing certain software development costs in connection with our investment in improvements to our infrastructure and technology platform. This was partially offset by $1.9 million of additional expense related to our expansion of our international footprint following the acquisition of Directi, a $0.7 million increase in payroll and benefits and a $0.5 million increase in stock-based compensation expense from $0.0 million for the nine months ended September 30, 2013 to $0.6 million for the nine months ended September 30, 2014. In addition, we recorded $0.9 million of severance charges for the nine months ended September 30, 2014.

General and Administrative. General and administrative expense increased by $6.8 million, or 15%, from $44.1 million for the nine months ended September 30, 2013 to $50.9 million for the nine months ended September 30, 2014. Of this increase, $8.3 million was attributable to increased stock-based compensation expense, which increased from $1.0 million for the nine months ended September 30, 2013 to $9.3 million for the nine months ended September 30, 2014. The increase in our stock-based compensation is primarily a result of stock awards granted under our 2013 Stock Incentive Plan during the fourth quarter of 2013. In addition, $4.9 million was attributable to increased spending to support the growth of our business. For the nine months ended September 30, 2014, we recorded $0.2 million of facilities costs associated with closing our office in Redwood City, California and a $0.1 million severance charge. These increases were offset by a $6.6 million decrease in transaction expenses and a $0.1 million decrease in depreciation expense. We incurred higher transaction costs in the nine months ended September 30, 2013 which primarily consisted of deferred bonus payments in connection with the acquisition of HostGator and increased expense associated with our preparation for becoming a public company.

Net Interest Income (Expense)

	Nine Months Ended September 30,		Change
	2013	2014	Amount	%
Net interest income (expense)	$(66,050)	$(41,964)	$24,086	36%

Net interest expense decreased by $24.1 million, or 36%, from $66.1 million for the nine months ended September 30, 2013 to $42.0 million for the nine months ended September 30, 2014. Of this decrease, $22.7 million is due to lower interest expense resulting from our debt refinancing activities in November 2013, which lowered our aggregate notes payable and our effective interest rate. The decrease is also due to a $1.5 million reduction in the accretion of present value for the deferred consideration and deferred bonus payments related to the HostGator acquisition, paid in January 2014, and a $0.2 million reduction in other interest expense. These decreases were partially offset by $0.4 million related to capitalized lease obligations which were entered into during the nine months ended September 30, 2014.

Income Tax Expense (Benefit)

	Nine Months Ended September 30,		Change
	2013	2014	Amount	%
Income tax expense (benefit)	$(1,427)	$4,776	$6,203	435%

The benefit for income taxes for the nine months ended September 30, 2013 decreased by $6.2 million, or 435%, from a $1.4 million benefit for the nine months ended September 30, 2013 to a $4.8 million expense for the nine months ended September 30, 2014. The decrease includes a net increase in our state and foreign income tax expense of $2.7 million and a net increase in our deferred tax expense of $3.5 million. The decrease in our deferred tax benefit from September 30, 2013 to September 30, 2014 was primarily attributable to the establishment of a valuation allowance during the second quarter of 2013. In both periods, we had nondeductible expenses primarily related to stock-based compensation, transaction costs and interest.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations since inception primarily with cash flow generated by operations and borrowings under credit facilities. In October 2013, we also raised funds from our IPO and received net proceeds of $232.1 million, after deducting underwriting discounts and commissions and offering–related expenses payable by us. On November 25, 2013, we completed a debt refinancing and used a portion of the net proceeds from our IPO to reduce our overall indebtedness by $148.8 million to $1,050.0 million, consisting of first lien debt which matures November 9, 2019. We also increased our revolving credit facility, which matures on December 22, 2016, to $125.0 million. As part of the refinancing, we paid off our second lien term loan and added an incremental first lien term loan, resulting in a lower interest rate which we expect will provide annualized savings of approximately $35.1 million, based on the first lien term loan balance as of September 30, 2014.

Under our first lien term loan facility, we are required to make quarterly principal payments of $2.6 million. We currently pay 5.00% interest on our first lien term loan and between 7.75% and 8.50% interest on our revolving credit facility borrowings, which we use to fund our acquisition and investing activities.

Our current debt originated as a term loan in the amount of $350.0 million in connection with our acquisition by investment funds and entities affiliated with Warburg Pincus and Goldman Sachs on December 22, 2011. Between the end of 2011 and our IPO, we raised additional debt through a series of refinancings, primarily in 2012, for funding the redemption of certain redeemable preferred stock for $156.0 million, a dividend distribution of $300.0 million and the acquisitions of HostGator and Homestead, which had an aggregate purchase price of approximately $360.0 million. Historically, we have used debt primarily to finance our acquisition related activities. In 2014, we have used borrowings against our revolving credit facility to supplement our funding requirements for our acquisitions and minority investments. We expect to continue to use our revolving credit facility for similar investing and financing activities.

As of September 30, 2014, we had cash and cash equivalents totaling $22.4 million and negative working capital of $302.5 million, which includes the $10.5 million current portion of the first lien term loan facility and $61.0 million drawn against our $125.0 million revolving credit facility as of September 30, 2014. In addition, we had approximately $1,029.0 million of long term indebtedness outstanding under our first lien term loan facility.

Debt Covenants

The first lien term loan facility requires that we maintain one financial covenant, based on EBITDA coverage.

The first lien term loan facility also imposes restrictions on the payment of dividends, as well as reporting requirements. Additionally, the first lien term loan facility requires us to comply with certain negative covenants and specifies certain events of default that could result in amounts becoming payable, in whole or in part, prior to their maturity dates. We were in compliance with all covenants at September 30, 2014.

With the exception of certain excluded equity interests and certain restricted cash balances and bank deposits permitted under the terms of the first lien term loan facility, substantially all of our assets are pledged as collateral for the outstanding loan commitments.

Cash and Cash Equivalents

As of September 30, 2014, our cash and cash equivalents were primarily held for working capital purposes and for required principal and interest payments under our indebtedness. A majority of our cash and cash equivalents was held in operating accounts. Our cash and cash equivalents decreased by $44.4 million from $66.8 million at December 31, 2013 to $22.4 million at September 30, 2014. We used excess cash on hand at December 31, 2013, along with cash flows from operations and a net draw against our revolving credit facility of $61.0 million to fund our acquisition and minority investment activity described under financing and investing activities below. Our future capital requirements will depend on many factors including, but not limited to, our growth rate, expansion of sales and marketing activities, the introduction of new and enhanced products and services, market acceptance of our solutions, acquisitions and our gross profits and operating expenses. We believe that our current cash and cash equivalents and operating cash flows will be sufficient to meet our anticipated working capital and capital expenditure requirements, as well as our required principal and interest payments under our indebtedness, for at least the next 12 months.

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods (all data in thousands):

	Nine Months Ended September 30,
	2013	2014
Purchases of property and equipment	$(25,384)	$(18,015)
Principal payments on capital lease obligations	—	(2,690)
Depreciation	13,070	22,553
Amortization	80,363	75,850
Cash flows provided by operating activities	38,477	104,527
Cash flows used in investing activities	(42,521)	(112,994)
Cash flows provided by (used in) financing activities	14,388	(35,989)

Capital Expenditures

Our capital expenditures on purchase of property and equipment for the nine months ended September 30, 2013 and 2014 were $25.4 million and $18.0 million, respectively. The higher expenditure in the nine months ended September 30, 2013 included a significant investment in data center infrastructure to support the migration of subscribers from the 2012 HostGator acquisition to our systems. In addition, our capital expenditures during the nine months ended September 30, 2014, includes $2.7 million of principal payments under a three year capital lease for software of $11.7 million beginning in January 2014. The remaining balance payable on the capital lease is $9.0 million. We did not have any capital lease obligations in the nine months ended September 30, 2013. We expect to maintain our total capital expenditures in line with revenue growth as we expand our business.

Depreciation

Our depreciation expense for the nine months ended September 30, 2013 and 2014 increased from $13.1 million to $22.6 million. This increase was primarily due to expansion in our business by on-boarding acquisitions as well as investments in data center infrastructure as described above and leasehold improvements. The leasehold improvements were associated with new operating leases as we expanded and revamped our presence in Arizona, Utah, Texas, and Massachusetts.

Amortization

Our amortization expense, which includes amortization of other intangible assets, amortization of deferred financing costs and amortization of net present value of deferred consideration, decreased by $4.5 million from $80.4 million for the nine months ended September 30, 2013 to $75.9 million for the nine months ended September 30, 2014. Of this decrease in amortization expense, $3.1 million was primarily due to lower expenses associated with customer relationships and trademarks related to acquisitions that occurred prior to September 30, 2013, partially offset by the increase of amortization expense related to intangible assets of businesses that have been acquired since November 1, 2013. The remaining $1.4 million was attributable to lower amortization expense of net present value of deferred consideration as a result of our acquisition of HostGator in July 2012, which had deferred consideration payments payable 12 and 18 months after the date of the acquisition. The final payment was made in January 2014.

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

Net cash provided by operating activities was $104.5 million in the nine months ended September 30, 2014 compared with $38.5 million in the nine months ended September 30, 2013. The increase in the nine months ended September 30, 2014 consisted of a net loss of $48.1 million, offset by non-cash charges of $111.4 million, a cash dividend of $0.2 million from a minority investment and a net change of $41.0 million in our operating assets and liabilities. The net change in our operating assets and liabilities included an increase in deferred revenue of $61.9 million, which was $17.4 million greater than in the same period in 2013 and also included an increase in prepaid domain name registry fees of $21.6 million which was $15.8 million greater than in the same period in 2013. In addition, we used $26.5 million less cash to fund our interest payments.

Net cash provided by operating activities was $38.5 million in the nine months ended September 30, 2013 which consisted of a net loss of $91.7 million, offset by non-cash charges of $92.4 million and a net change of $37.8 million in our operating assets and liabilities. The net change in our operating assets and liabilities included an increase in deferred revenue of $44.5 million.

Investing Activities

Cash flows used in investing activities consists primarily of purchase of property and equipment, acquisition consideration payments, and changes in restricted cash balances.

During the nine months ended September 30, 2014 we used $76.1 million in cash, net of cash acquired, for the purchase consideration for our acquisitions of Directi, Webzai, the assets of the BuyDomains business of NameMedia, Inc. and our purchase of a domain name business. In addition, we used $15.0 million to acquire a minority interest in Automattic, Inc. and $3.9 million to invest in a joint venture with WZ UK, Ltd. and acquire a 49% interest. We also used $18.2 million of cash to purchase property and equipment and intangible assets and received proceeds from disposals of $0.2 million. These were partially offset by a net return of $0.1 million of restricted cash held by a payment processor.

The majority of the cash used during the nine months ended September 30, 2013 was to purchase $25.4 million of property and equipment, in particular for the migration of HostGator subscribers as previously described above under “Capital Expenditures.” We also used $2.4 million, net of cash acquired, for initial consideration for an acquisition in Brazil and $5.0 million paid to Directi in August 2013, upon our agreement to acquire that company and $8.9 million to acquire a minority interest in a company based in the United Kingdom, a $0.6 million purchase of a domain name and a $0.3 million net deposit of restricted cash held by a payment processor.

On October 31, 2014 we paid $17.6 million in cash in respect of the initial purchase consideration for our acquisition of Arvixe.

Financing Activities

Cash flow from financing activities consists primarily of the net change in our overall indebtedness, payment of associated financing costs, payment of deferred consideration for our acquisitions and the issuance or repurchase of equity.

During the nine months ended September 30, 2014, cash flows used in financing activities was $36.0 million, which includes $81.5 million of deferred consideration paid during the period, the majority of which was for our Directi and HostGator acquisitions, offset by net borrowings against our revolving credit facility of $61.0 million, principal payments of $7.9 million under our first lien term loan facility, a $4.2 million payment to increase our investment in a privately held company based in the United Kingdom, of which we have a controlling interest, $2.7 million of principal payments related to capital lease obligations and $0.7 million of payments related to issuance costs from our IPO which were unpaid as of December 31, 2013. During the nine months ended September 30, 2014, we borrowed in aggregate $107.0 million against our revolving credit facility and repaid in aggregate $46.0 million of the amount borrowed. During the nine months ended September 30, 2014, we entered into a three year capital lease agreement for $11.7 million for software licenses which require principal payments of approximately $0.9 million each quarter in 2014.

During the nine months ended September 30, 2013, cash flow provided by financing activities net of repayments was $14.4 million. We increased our First Lien term loan by $90.0 million, borrowed in aggregate $57.0 million against our revolving credit facility and repaid in aggregate $72.0 million under that facility, as well as $6.2 million under our first lien term loan facility. In addition, we paid $53.1 million of deferred consideration obligations outstanding at December 31, 2012, the majority of which was for our HostGator acquisition.

We believe that our existing cash and cash equivalents, our cash flows from operations and use of our revolving credit facility will be sufficient to meet the maximum payment obligations related to our acquisitions, credit facility obligations and minority investments.

Net Operating Loss Carry-Forwards

As of December 31, 2013, we had net operating loss, or NOL, carry-forwards available to offset future U.S. federal taxable income of approximately $206.7 million and future state taxable income by approximately $148.1 million. These NOL carry-forwards expire on various dates through 2033. As of December 31, 2013, we had NOL carry-forwards in foreign jurisdictions available to offset future foreign taxable income by approximately $33.7 million, including approximately $2.1 million in NOL carry-forwards that expire in 2021 and approximately $31.6 million of NOL carry-forwards in the United Kingdom that do not expire.

Utilization of the NOL carry-forwards can be subject to an annual limitation due to the ownership percentage change limitations under Section 382 of the Internal Revenue Code or Section 382 limitation. Ownership changes can limit the amount of net operating loss and other tax attributes that a company can use each year to offset future taxable income and taxes payable. In connection with a change in control in 2011 we were subject to Section 382 annual limitations of $77.1 million against the balance of NOL carry-forwards generated prior to the change in control in 2011. Through December 31, 2013 we accumulated the unused amount of Section 382 limitations in excess of the amount of NOL carry-forwards that were originally subject to limitation. Therefore these unused NOL carry-forwards are available for future use to offset taxable income. We completed an analysis of changes in our ownership from 2011, through our IPO, to December 31, 2013 and concluded that there was not a Section 382 ownership change during this period and therefore any NOLs generated through December 31, 2013 will not be subject to any new Section 382 annual limitations on NOL carry-forwards. As a result, all unused NOL carry-forwards at December 31, 2013 are available for future use to offset taxable income.

Contractual Obligations and Commitments

As of October 31, 2014, we had outstanding indebtedness of $1,039.5 million under our first lien term loan facility, which has a quarterly principal repayment of $2.6 million. During the nine months ended September 30, 2014, we paid $24.1 million of deferred consideration and $2.0 million of compensation expense in connection with the HostGator acquisition. On February 28, 2014, we entered into a Master Service Agreement with Ace Data Centers Inc., to license space at a data center facility in Provo, Utah. This agreement provides for a term of ten years and has a total estimated financial obligation of approximately $102.0 million over the term of the agreement. During the nine months ended September 30, 2014 we paid deferred consideration payment obligations of $57.1 million related to our acquisition of Directi. In addition, in connection with the acquisition of Directi, we entered into agreements that may require us to make additional aggregate payments of up to approximately $62.0 million, subject to specified terms, conditions and operational contingencies of which we have paid $10.5 million during the nine months ended September 30, 2014. There have been no other significant changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K filed with the SEC on February 28, 2014.

Recently Issued Accounting Pronouncements

For information on recent accounting pronouncements, see Recent Accounting Pronouncements in the notes to the consolidated financial statements appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Interest Rate Sensitivity

We had cash and cash equivalents of $22.4 million at September 30, 2014, the majority of which was held in operating accounts for working capital purposes and other general corporate purposes, which include payment of principal and interest under our indebtedness. As of September 30, 2014, we had approximately $1,039.5 million of indebtedness outstanding under our first lien term loan facility and a revolving credit facility of $125.0 million, of which $64.0 million was available.

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

Based on our aggregate indebtedness on our first lien term loan facility of $1,039.5 million as of September 30, 2014, a 100-basis-point increase in the adjusted LIBOR rate above the LIBOR floor would result in a $10.5 million increase in our aggregate interest payments over a 12-month period, and a 100-basis-point decrease at the current LIBOR rate would not result in a decrease in our interest payments.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2014, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation of our disclosure controls and procedures as of September 30, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are, from time to time, party to litigation arising in the ordinary course of our business. We are not presently involved in any legal proceeding that in the opinion of our management, if determined adversely to us, would have a material adverse effect on our business operating results or financial condition.

ITEM 1A. Risk Factors

Our business, financial condition, results of operations and future growth prospects could be materially and adversely affected by the following risks or uncertainties. The risks and uncertainties described below are those that we have identified as material, but they are not the only risks and uncertainties we face. Our business is also subject to general risks and uncertainties that affect many other companies, including overall economic and industry conditions, as well as other risks not currently known to us or that we currently consider immaterial. If any of such risks and uncertainties actually occurs, our business, financial condition, results of operations and growth prospects could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q and in our other public filings.

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

Our quarterly and annual operating results may be adversely affected due to a variety of factors that could affect our revenue or our expenses in any particular period. You should not rely on quarter-to-quarter comparisons of our operating results as an indication of future performance. Factors that may adversely affect our quarterly and annual operating results may include:

•	our ability to attract new subscribers and retain existing subscribers;

•	our ability to increase sales to our existing subscribers;

•	our inability to raise the selling prices for our solutions or reductions in the selling prices for our solutions;

•	our ability to acquire subscribers in a cost-effective way;

•	our ability to maintain a high level of subscriber satisfaction;

•	competition in the market for our products and services;

•	rapid technological change, frequent new product and service introductions, and evolving industry standards, including with respect to how our products and services are marketed to consumers and in how consumers find, purchase and use our products and services;

•	difficulties in integrating technologies, products and employees from companies we have acquired or may acquire in the future or in migrating acquired subscribers from an acquired company’s platforms to our platforms;

•	difficulties arising from our international operations and continued international expansion;

•	systems, data center and Internet failures and service interruptions;

•	network security breaches or sabotage resulting in the unauthorized use or disclosure of, or access to, personally identifiable information or other confidential information ;

•	difficulties in distributing new products;

•	shortcomings in, or misinterpretations of, our metrics and data which cause us to fail to anticipate or identify trends in our market;

•	terminations of, disputes with, or material changes to our relationships with third-party partners, including referral sources, product partners, data center providers, payment processors and landlords;

•	a shift in subscriber demand to lower margin solutions, which could increase our cost of revenue;

•	costs or liabilities associated with any past or future acquisitions that we may make;

•	changes in legislation that affect our collection of sales and use taxes;

•	changes in regulation or to regulatory bodies, such as the Internet Corporation for Assigned Names and Numbers, or ICANN, that could affect our business and our industry; and

•	loss of key employees.

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

Our growth is dependent on our ability to continue to attract new subscribers while retaining existing subscribers and expanding the products and services we sell to them. Growth in the demand for our products and services may be inhibited, and we may be unable to sustain growth in our subscriber base, for a number of reasons, including, but not limited to:

•	our failure to develop or offer new or additional products and services in a timely manner that keeps pace with new technologies and the evolving needs of our subscribers;

•	our inability to market our solutions in a cost-effective manner to new subscribers or to our existing subscribers and to increase our sales to existing subscribers, including due to changes in regulation, or to changes in the enforcement of existing regulation that would impair our marketing practices, require us to change our sign-up processes or require us to increase disclosure designed to provide greater transparency as to how we bill and deliver our services;

•	our inability to offer solutions that are adequately integrated and customizable to meet the needs of our highly diverse and fragmented subscriber base;

•	changes in search engine ranking algorithms or in search terms used by potential subscribers, either of which may have the effect of increasing our competitors’ search engine rankings or increasing our marketing costs to offset lower search engine rankings;

•	failure of our third-party development partners, which provide a majority of our offerings, to continue to support existing products and to develop and support new products;

•	the inability of our subscribers to differentiate our solutions from those of our competitors or our inability to effectively communicate such distinctions;

•	our inability to maintain, or strengthen awareness of, our brands;

•	our inability to maintain a consistent user experience and timely and consistent product upgrade schedule for all of our subscribers due to the fact that not all of our brands, products, or services operate from the same control panel or other systems;

•	our inability to penetrate, or adapt to requirements of, international markets;

•	our inability to enter into automatically renewing contracts with our subscribers or increase subscription prices;

•	the decisions by our subscribers to move the hosting of their Internet sites and web infrastructure to their own IT systems, into co-location facilities or to our competitors if we are unable to effectively market the scalability of our solutions;

•	subscriber dissatisfaction causing our existing subscribers to stop referring prospective subscribers to us; and

•	perceived or actual security, integrity, reliability, quality or compatibility problems with our solutions, including related to unscheduled downtime, outages or network security breaches.

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

Although we expect continued demand in the SMB market for our cloud-based solutions, it is possible that the rate of growth may not meet our expectations, or the market may not continue to grow at all, either of which would adversely affect our business. Our expectations for future revenue growth are based in part on assumptions reflecting our industry knowledge and experience serving SMBs, as well as our assumptions regarding demographic shifts, growth in the availability and capacity of Internet infrastructure internationally and macroeconomic conditions. If any of these assumptions proves to be inaccurate, then our actual revenue growth could be significantly lower than our expected revenue growth.

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

Our business and operations have experienced rapid growth and organizational change in recent years, which has placed, and will continue to place, significant demands on our management and infrastructure, especially our billing systems and operational infrastructure. We have also made significant investments to support our growth strategy, which may not succeed. If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service, produce accurate financial statements on a timely basis or address competitive challenges adequately.

As a result of acquisitions and internal growth, we increased our revenue from $292.2 million in the year ended December 31, 2012 to $520.3 million in the year ended December 31, 2013. We increased our revenue by $74.0 million from $383.9 million for the nine months ended September 30, 2013 to $457.9 million for the nine months ended September 30, 2014.

        Our growth has placed, and will continue to place, a significant strain on our managerial, engineering, network operations, sales and support, marketing, legal, compliance, finance and other resources. In particular, our growth has placed, and will continue to place, a significant strain on our ability to build and maintain effective internal financial and accounting controls and procedures. For example, as a result of our acquisitions, we have acquired multiple billing systems that we are in the process of integrating, and we may acquire and integrate additional billing systems with future acquisitions. Any delays or other challenges associated with these build-outs or integrations could lead to inaccurate disclosure, which could prevent us from producing accurate financial statements on a timely basis and harm our operating results, our ability to operate our business and our investors’ view of us.

In addition, as a result of our growth, the increase in the number of our total subscribers has required us to invest in and improve the scale and flexibility of our infrastructure and information technology systems, and the increase in the number of payment transactions that we process for our subscribers has increased the amount of customer data that we store. Any loss of data or disruption in our ability to provide our product offerings due to disruptions to, or the inflexibility or lack of scale of, our infrastructure or information technology systems could harm our business or our reputation.

We have also made significant investments in our growth strategy, which may not succeed. For example, we have incurred significant expenses relating to our increased investments in product marketing and other marketing efforts to acquire new subscribers and to sell additional products to existing subscribers, and we intend to continue investing in our product marketing and other marketing efforts. We have also incurred significant expenses and allocated significant resources, including finance, operational, legal and compliance resources, related to the growth and continued expansion of our international operations, and we expect that such expenses and resource allocation will increase in the future. If we do not achieve the benefits anticipated from these investments, or if the achievement of these benefits is delayed, our operating results may be adversely affected.

We intend to further expand our overall business, subscriber base, data center infrastructure, headcount and operations, both domestically and internationally with no assurance that our business or revenue will continue to grow. Creating an organization with expanded U.S. and overseas operations and managing a geographically dispersed workforce will require substantial management effort, the allocation of significant management resources and significant additional investment in our infrastructure, including our information technology, operational, financial and administrative infrastructure and systems. We will also be required to continue to improve our operational, financial, compliance, risk and management controls and our reporting procedures and to ensure that they are in effect throughout our organization, and we may not be able to do so. As such, we may be unable to manage our expenses effectively in the future, which may adversely affect our gross margins or operating expenses in any particular quarter. If we fail to manage our anticipated growth and organizational change in a manner that preserves the key aspects of our corporate culture, the quality of our solutions may suffer or fail to keep up with changes in the industry or technological developments, which could adversely affect our brands and reputation and harm our ability to retain and attract subscribers.

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

Acquisitions involve numerous risks, any of which could harm our business, including:

•	difficulties in integrating the technologies, products, operations, billing systems, personnel or operations of an acquired business and realizing the anticipated benefits of the combined businesses;

•	difficulties in supporting and transitioning acquired subscribers, if any, to our platform, causing potential loss of such subscribers and damage to our reputation;

•	disruption of our ongoing business and diversion of financial, management, operations and customer support resources from existing operations;

•	difficulties in applying our controls and risk management policies and practices to acquired companies;

•	integration and support of redundant solutions or solutions that are outside of our core capabilities;

•	the incurrence of additional debt in order to fund an acquisition, or assumption of debt or other liabilities, including litigation risk or risks associated with other unforeseen or undisclosed liabilities, of the acquired company;

•	to the extent an acquired company has a corporate culture or compensation arrangement different from ours, difficulty assimilating or integrating the acquired organization and its talent, which could lead to morale issues, increased turnover and lower productivity than anticipated, and could also adversely affect the culture of our existing organization;

•	the price we pay, or other resources that we devote, may exceed the value we realize, or the value we could have realized if we had allocated the purchase price or other resources to another opportunity, or unanticipated costs associated with pursuing acquisitions;

•	potential loss of an acquired business’ strategic alliances and key employees, including those employees who depart prior to transferring to us, or without otherwise documenting, knowledge and information that are important to the efficient operation of the acquired business;

•	potential deployment by an acquired company of its top talent to other of its business units prior to our acquisition if we do not acquire the entirety of an acquired company’s stock or assets;

•	disruption of our business due to sellers, former employees, contractors or third-party service providers of an acquired company or business misappropriating our intellectual property, violating non-competition agreements, or otherwise causing harm to our company;

•	adverse tax consequences, including exposure to substantial penalties and fees if an acquired company failed to comply with relevant tax rules and regulations prior to our acquisition or due to substantial depreciation or deferred compensation charges; and

•	accounting effects, including potential impairment charges related to long-lived assets and requirements that we record deferred revenue at fair value.

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

If we fail to properly conduct due diligence efforts, evaluate acquisitions or investments or identify liabilities or challenges associated with the companies, businesses or technologies we acquire, we may not achieve the anticipated benefits of any such acquisitions and we may incur costs in excess of what we anticipate. The failure to successfully evaluate and execute acquisitions or investments or otherwise adequately address these risks could materially harm our business and financial results.

The international nature of our business and our continued international expansion expose us to business risks that could limit the effectiveness of our growth strategy and cause our operating results to suffer.

We currently maintain offices and conduct operations in the United States, Brazil and India, and we intend to expand our international operations. For example, we acquired Directi in the first quarter of 2014, and we may in the future seek to make other acquisitions that help us access new international markets, enhance our data analytics and technology platform or add functionality and capabilities to our suite of products and services.

Any international expansion efforts that we undertake may not be successful. In addition, conducting operations in international markets subjects us to new risks that we have not generally faced in the United States. These risks include:

•	localization of the marketing and deployment of our solutions, including translation into foreign languages and adaptation for local practices and regulatory requirements;

•	lack of familiarity with, burdens of, and increased expense relating to, complying with foreign laws, legal standards, regulatory requirements, tariffs and other barriers, including laws related to employment or labor, or laws regarding liability of online service providers for activities of subscribers, such as infringement or illegal activities, and more stringent laws in foreign jurisdictions relating to defamation or the privacy and protection of third-party data;

•	difficulties in identifying and managing local staff, systems integrators, technology partners, and other third-party vendors and service providers;

•	diversion of our management’s attention and resources to explore, negotiate, or close acquisitions and to integrate, staff and manage geographically remote operations and employees;

•	longer than expected lead times for, or the failure of, an SMB market for our solutions to develop in the countries and regions in which we are opening offices and conducting operations;

•	our inability to effectively market our solutions to SMBs due to our failure to adapt to local cultural norms, technology standards, billing and collection standards or pricing models;

•	differing technology practices and needs that we are not able to meet, including an increased demand from our international subscribers that our cloud-based solutions be easily accessible and operational on smartphones and tablets;

•	difficulties in collecting payments from subscribers, especially due to the more limited availability and popularity of credit cards in certain countries;

•	difficulties in attracting new subscribers, especially in developing countries and regions and those where the Internet infrastructure is still in its early stages;

•	greater difficulty in enforcing contracts, including our terms of service and other agreements;

•	management, communication and integration problems resulting from cultural or language differences and geographic dispersion;

•	sufficiency of qualified labor pools in various international markets;

•	competition from companies with international operations, including large international competitors and entrenched local companies;

•	changes in global currency systems or fluctuations in exchange rates that may increase the volatility of or adversely affect our foreign-based revenue;

•	compliance with the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, economic sanction laws and regulations, export controls and other U.S., non-U.S. and local laws and regulations regarding international and multi-national business operations;

•	potentially adverse tax consequences, including the complexities of foreign value added tax (or other tax) systems, our inadvertent failure to comply with all relevant foreign tax rules and regulations due to our lack of familiarity with the jurisdiction’s tax laws, and restrictions and withholdings on the repatriation of earnings;

•	uncertain political and economic climates; and

•	reduced or varied protection for intellectual property rights in some countries.

These factors have caused our international costs of doing business to exceed our comparable domestic costs and have caused the time and expense required to close our international acquisitions to exceed our comparable domestic costs. A negative impact from our international business efforts could adversely affect our business, operating results and financial condition as a whole.

In addition, our ability to expand internationally and attract and retain non-U.S. subscribers may be adversely affected by concerns about the extent to which U.S. governmental and law enforcement agencies may obtain data under the Foreign Intelligence Surveillance Act and Patriot Act and similar laws and regulations. Such non-U.S. subscribers may decide that the privacy risks of storing data with a U.S.-based company may outweigh the benefits and opt to seek solutions from a company based outside of the United States. In addition, certain foreign governments are considering mandating on-shore storage of their citizens’ data. If any such requirements are adopted, it may require us to increase the number of non-U.S. data centers or servers we maintain, increase our costs or adversely affect our ability to attract, retain or cost-effectively serve non-U.S. subscribers.

We have experienced system, software, Internet, data center and customer support center failures and have not yet implemented a complete disaster recovery plan, and any interruptions, delays or failures in our services could harm our reputation, cause our subscribers to seek reimbursement for services paid for and not received, cause our subscribers to stop referring new subscribers to us, or cause our subscribers to seek to replace us as a provider of their cloud-based solutions.

We must be able to operate our applications and systems without interruption. Since our ability to retain and attract subscribers depends on the performance, reliability and availability of our services, as well as in the delivery of our products and services to subscribers, even minor interruptions in our service or losses of data could harm our reputation. Our applications, network, systems, equipment, power supplies, customer support centers and co-located data centers are subject to various points of failure, including:

•	human error or accidents;

•	power loss;

•	equipment failure;

•	Internet connectivity downtime;

•	improper building maintenance by the landlords of the buildings in which our co-located data centers are located;

•	physical or electronic security breaches;

•	computer viruses;

•	fire, hurricane, flood, earthquake, tornado and other natural disasters;

•	water damage;

•	terrorism;

•	intentional bad acts, such as sabotage and vandalism;

•	pandemics; and

•	failure by us or our vendors to provide adequate service to or to our equipment.

        We have experienced system failures, delays and periodic interruptions in service, or outages, due to factors including power and network equipment failures; storage system failures; power outages; and network configuration failures. In addition, because our cloud-based platform is complex, we have experienced outages when new versions, enhancements and updates to applications, software or systems are released by us or third parties. We will likely experience future outages that disrupt the operation of our solutions and harm our business due to factors such as these or other factors, including the accidental or intentional actions of Internet users, current and former employees and others; cooling equipment failures; other computer failures; or other factors not currently known to us or that we consider immaterial. While we have experienced increases in subscriber cancellations and decreases in our Net Promoter Scores, a customer satisfaction metric developed by Bain & Company, following such outages in the past, we cannot be certain these outcomes are entirely attributable to the outages, and we do not believe that such outages have had a material effect on our business, financial condition or results of operations.

Our systems are not fully redundant, and we have not yet implemented a complete disaster recovery plan or business continuity plan. Although the redundancies we do have in place will permit us to respond, at least to some degree, to failures of applications and systems, our co-located data centers are vulnerable in the event of failure. Most of our subscribers are hosted across one of five U.S.-based co-located data centers, with one of these U.S.-based co-located data centers hosting a majority of our subscribers. Accordingly, any failure or downtime in any one of these five U.S.-based co-located data center facilities would affect a significant percentage of our subscribers, and any failure or downtime in the one data center hosting a majority of our subscribers could affect most of our subscribers. We do not yet have adequate structures or systems in place to recover from a data center’s severe impairment or total destruction, and recovery from the total destruction or severe impairment of any of these five co-located data centers would be extremely difficult and may not be possible at all. Closing any one of these five co-located data centers without adequate notice could result in lengthy, if not permanent, interruptions in the availability of our solutions and loss of vast amounts of subscriber data.

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

Our customer support centers are also vulnerable in the event of failure caused by total destruction or severe impairment. When calling our customer support services, most of our subscribers reach our customer support teams located in one of our four U.S.-based call centers. Our teams in each call center are trained to provide support services for a discrete subset of our brands, and they do not currently have complete capability to route calls from one call center to another call center. Accordingly, if any one of these call centers were to become non-operational due to severe impairment or total destruction, our ability to re-route calls to operational call centers or to provide customer support services to any subscribers of the brand or brands that the non-operational call center had formerly managed would be compromised. A significant portion of our email and chat-based customer support is provided by an India-based support team, which is employed by a third-party service provider. Although our email and chat-based customer support can be re-routed to our own centers, a disruption at our India customer support center could adversely affect our business.

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

We believe that our future revenue growth depends on our ability to provide subscribers with quality service that meets our stated commitments, meets or exceeds our subscribers’ expectations and is conducive to our ability to continue to sell new solutions to existing subscribers. We are not always able to provide our subscribers with this level of service, and our subscribers occasionally encounter interruptions in service and other technical challenges, including as a result of outages. If we are unable to provide subscribers with quality service, this may result in subscriber dissatisfaction or billing disputes, lower than expected renewal rates and impairments to our efforts to upsell to our subscribers, and we could face damage to our reputation, claims of loss, negative publicity, decreased overall demand for our solutions and loss of revenue, any of which could have a negative effect on our business, financial condition and operating results.

In addition, we may from time to time fail to meet the needs of specific subscribers in order to best meet the service expectations of our overall subscriber base. For example, we may suspend a subscriber’s website when it breaches our terms of service, is harming other subscribers’ websites or disrupting servers supporting those websites, such as when a cyber criminal installs malware on a subscriber’s website without that subscriber’s authorization or knowledge. Although such service interruptions are not uncommon in a cloud-based environment, we risk subscriber dissatisfaction by interrupting one subscriber’s service to prevent further attacks on or data breaches for other subscribers, and this could damage our reputation and have an adverse effect on our business.

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

Some of these competitors may have greater resources, more brand recognition and consumer awareness, more diversified product offerings, greater international scope and larger subscriber bases than we do. As a result, we may not be able to compete successfully against them. If these companies decide to devote greater resources to the development, promotion and sale of their products and services, or if the products and services offered by these companies are more attractive to or better meet the evolving needs of SMBs, greater numbers of SMBs may choose to use these competitors for creating an online presence and as a general platform for running online business operations.

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

The cloud-based technology industry is characterized by rapid and ongoing technological change, frequent new product and service introductions and evolving industry standards. Our future success will depend on our ability to adapt to rapidly changing technologies, to adapt our solutions to evolving industry standards and consumer needs and to improve the performance and reliability of our applications and services. To achieve market acceptance for our applications and services, we must anticipate subscriber needs, commit significant resources to anticipating those needs and offer solutions that meet changing subscriber demands quickly and effectively. We may fail to accurately predict market demand or subscriber preferences, or subscribers may require features and functionality that our current applications and services do not have or that our platforms are not able to support. If we fail to develop solutions that satisfy subscriber preferences in a timely and cost-effective manner, our ability to retain existing subscribers and attract new subscribers will be adversely affected, our competitive position will be impaired and we may not achieve our anticipated revenue growth. In order to develop new solutions or enhancements to existing solutions that satisfy subscriber preferences, we may be required to incur significant technology, development, marketing and other expenses, and our revenue and operating results may be adversely affected.

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

Security and privacy breaches may harm our business.

We store and transmit large amounts of sensitive, confidential, personal and proprietary information. Any security breach, virus, accident, employee error, criminal activity or malfeasance, fraudulent service plan order, impersonation scam perpetrated against us, intentional misconduct by cyber criminals or similar breach or disruption could result in unauthorized access, usage or disclosure, or loss of, confidential information, as well as interruptions, delays or cessation of service to our subscribers, each of which may cause damage to our reputation and result in increased security costs, litigation, regulatory investigations or other liabilities. The risk that these types of events could seriously harm our business is likely to increase as we expand the number of technology solutions and services that we offer and expand our operations in foreign countries.

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

Organizations generally, and Internet-based organizations in particular, remain vulnerable to highly targeted attacks aimed at exploiting network and system applications or weaknesses. Techniques used to obtain unauthorized access to, or to sabotage, networks and systems often are not recognized until launched against a target. Cyber criminals are increasingly using powerful new tactics including evasive applications, proxies, tunneling, encryption techniques, vulnerability exploits, buffer overflows, distributed denial of service attacks, or DDoS attacks, botnets and port scans. For example, we are frequently the targets of DDoS attacks in which attackers attempt to block subscribers’ access to our websites. If we are unable to avert a DDoS or other attack for any significant period, we could sustain substantial revenue loss from lost sales and subscriber dissatisfaction. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks. Moreover, we may not be able to immediately detect that such an attack has been launched, if, for example, unauthorized access to our systems was obtained without our knowledge in preparation for an attack contemplated to commence in the future. Cyber attacks may target us, our subscribers, our partners, banks, credit card processors, delivery services, e-commerce in general or the communication infrastructure on which we depend.

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

If an actual or perceived security breach occurs, the market’s perception of our security measures could be harmed and we could lose sales and current and potential subscribers. We might also be required to expend significant capital and resources to protect against or address these problems. Any significant violations of data privacy could result in the loss of business, litigation and regulatory investigations and penalties that could damage our reputation and adversely affect our operating results and financial condition. Furthermore, if a high profile security breach occurs with respect to another provider of cloud-based technologies, our subscribers and potential subscribers may lose trust in the security of these business models generally, which could harm our ability to retain existing subscribers or attract new ones. We cannot guarantee that our backup systems, regular data backups, security protocols, network protection mechanisms and other procedures currently in place, or that may be in place in the future, will be adequate to prevent network and service interruption, system failure, damage to one or more of our systems or data loss in the event of a security breach or attack on our network.

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

We currently use India-based third-party service providers to provide certain outsourced services to support our U.S.-based operations, including email- and chat-based customer and technical support and ticketing, billing support, network monitoring and engineering and development services, as well as to staff and operate our HostGator India business. As our operations grow, we expect to increase our use of these and other India-based outsourced service providers. Although there are cost advantages to operating in India, significant growth in the technology sector in India has increased competition to attract and retain skilled employees and has led to a commensurate increase in compensation costs. In the future, we or our third-party service providers may not be able to hire and retain such personnel at compensation levels consistent with our existing compensation and salary structure in India. In addition, we acquired Directi in the first quarter of 2014 and began to employ an India-based workforce. Our use of a workforce in India exposes us to disruptions in the business, political and economic environment in that region. Our operations in India require us to comply with local laws and regulatory requirements, which are complex and burdensome and of which we may not always be aware, and expose us to foreign currency exchange rate risk. Our Indian operations may also subject us to trade restrictions, reduced or inadequate protection for intellectual property rights, security breaches and other factors that may adversely affect our business. Negative developments in any of these areas could increase our costs of operations or otherwise harm our business.

We have a history of losses and may not be able to achieve profitability.

We have had a net loss in each year since inception. We had a net loss of $40.6 million for the nine months ended September 30, 2014, a net loss of $159.2 million for fiscal year 2013 and a net loss of $139.3 million for fiscal year 2012. In connection with our acquisitions, we have recorded long-lived assets at fair value. We record amortization expense in each reporting period related to the long-lived assets, which have increased the amount of net loss we have recorded in each reporting period.

We cannot predict if we will achieve profitability in the near future or at all. We have made and expect to continue to make significant expenditures to develop and expand our business. Our recent growth in revenue and number of subscribers may not be sustainable, and our revenue may be insufficient to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including interest expense related to our substantial indebtedness, and the other risks described in this report, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events.

We may need additional equity, debt or other financing in the future, which we may not be able to obtain on acceptable terms, or at all, and any additional financing may result in restrictions on our operations or substantial dilution to our stockholders.

We may need to raise funds in the future, for example, to develop new technologies, expand our business, respond to competitive pressures, acquire businesses, or respond to unanticipated situations. We may try to raise additional funds through public or private financings, strategic relationships or other arrangements. Although our credit agreement limits our ability to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and our credit agreement may be amended with the consent of our lenders.

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

We market our solutions through various brands, including Bluehost, HostGator, iPage, Domain.com, A Small Orange and ResellerClub. We believe that establishing and maintaining our brands is critical to our efforts to expand our subscriber base. If we do not continue to build awareness of our brands, we could be placed at a competitive disadvantage to companies whose brands are, or become, more recognizable than ours. To attract and retain subscribers and to promote and maintain our brands in response to competitive pressures, we may have to substantially increase our financial commitment to creating and maintaining distinct brand loyalty among subscribers or eliminate certain of our brands. If subscribers, as well as our third-party referral marketing, distribution and reseller partners, do not perceive our existing solutions to be reliable and of high quality, or if we introduce new services or enter into new business ventures that are not favorably received by such parties, the value of our brands could be diminished, thereby decreasing the attractiveness of our solutions to such parties. As a result, our operating results may be adversely affected by decreased brand recognition and harm to our reputation.

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

        We are dependent on third-party relationships to offer our domain name services to our subscribers. For example, certain of our subsidiaries are accredited by ICANN and various other registries as a domain name registrar. If we fail to comply with domain name registry requirements or if domain name registry requirements change, we could lose our accreditation, be required to increase our expenditures, comply with additional requirements or alter our service offerings, any of which could have a material adverse effect on our business, financial condition or results of operations.

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

The terms of our existing co-located data center agreements vary in length and expire over a period ranging from 2014 through 2024. The owners of these or our other co-located data centers have no obligation to continue such arrangements beyond their current terms, nor are they obligated to renew their agreements with us on terms acceptable to us, or at all.

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

Complex technology platforms, software applications and systems such as ours often contain errors or defects, such as errors in computer code or other systems errors, particularly when first introduced or when new versions, enhancements or updates are released. Because we also rely on third parties to develop many of our solutions, our products and services may contain additional errors or defects as a result of the integration of the third party’s product. Despite quality assurance measures, internal testing and beta testing by our subscribers, we cannot guarantee that our current and future solutions will not be free of serious defects, which could result in lost revenue or a delay in market acceptance. For example, on October 29, 2014, we upgraded HostGator reseller servers with third-party software which conflicted with existing code. Certain resellers experienced website slowness as a result, with a subset of sites requiring additional database remediation.

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

We recognize revenue from our subscribers ratably over the respective terms of their agreements with us in accordance with U.S. generally accepted accounting principles. These contracts are generally for service periods of up to 36 months. Accordingly, increases in sales during a particular period do not translate into corresponding increases in revenue during that same period, and a substantial portion of the revenue that we recognize during a quarter is derived from deferred revenue from our agreements with subscribers that we entered into during previous quarters. As a result, we may not generate net earnings despite substantial sales activity during a particular period, since we are not allowed under applicable accounting rules to recognize all of the revenue from these sales immediately, and because we are required to record a significant portion of our related operating expenses during that period. Conversely, the existence of substantial deferred revenue may prevent deteriorating sales activity from becoming immediately apparent in our reported operating results.

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

Our ability to successfully pursue our growth strategy will depend on our ability to attract, retain and motivate key employees across our business. In particular, we are dependent on our platform engineers, those who manage our sales and service employees, and, as we grow internationally, those employees managing our operations outside of the United States. We face intense competition for these and other employees from numerous technology, software and manufacturing companies, and we cannot ensure that we will be able to attract, integrate or retain additional qualified employees in the future. If we are unable to attract new employees and retain our current employees, we may not be able to develop and maintain our services at the same levels as our competitors, and we may therefore lose subscribers and market share. Our failure to attract and retain qualified individuals could have an adverse effect on our ability to execute on our business objectives and, as a result, our ability to compete could decrease, our operating results could suffer and our revenue could decrease.

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

We collect personally identifiable information and other data from our subscribers and prospective subscribers. We use this information to provide services to our subscribers, to support, expand and improve our business and, subject to each subscriber’s or prospective subscriber’s right to decline, or opt-out, we may use this information to market other products and services to them. We may also share subscribers’ personally identifiable information with certain third parties as authorized by the subscriber or as described in the applicable privacy policy.

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

Some proposed laws or regulations concerning privacy, data protection and information security continue to evolve, and we cannot yet determine the impact these laws and regulations, if implemented, may have on our business. Future laws or regulations could impair our ability to collect and/or use user information that we use to provide targeted advertising to our users, thereby impairing our ability to maintain and grow our subscriber base and increase revenue. Future restrictions on the collection, use, sharing or disclosure of our subscribers’ data or additional requirements for obtaining the consent of subscribers for the use and disclosure of such information could require us to modify our solutions and features, possibly in a material manner, and could limit our ability to develop new services and features.

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

In addition, in connection with the marketing and advertisement of our products and services, we could be the target of claims relating to false or deceptive advertising or marketing practices, including under the auspices of the FTC and the consumer protection statutes of some states. We also rely on third parties to provide marketing and advertising of our products and services, and we could be liable for, or face reputational harm as a result of, their marketing practices if, for example, they fail to comply with applicable statutory and regulatory requirements.

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

In recent years, there has been significant litigation in the United States and abroad involving patents and other intellectual property rights. Companies providing Internet-based products and services are increasingly bringing and becoming subject to suits alleging infringement of proprietary rights, particularly patent rights, and to the extent we face increasing competition and become increasingly visible as a publicly-traded company, or if we become more successful, the possibility of intellectual property infringement claims may increase. In addition, our exposure to risks associated with the use of intellectual property may increase as a result of acquisitions that we make or our use of software licensed from or hosted by third parties, as we have less visibility into the development process with respect to such technology or the care taken to safeguard against infringement risks. Third parties may make infringement and similar or related claims after we have acquired or licensed technology that had not been asserted prior to our acquisition or license. To the extent we expand our international activities, our exposure to unauthorized copying and use of our trademarks, products and proprietary information may increase.

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

As a provider of cloud-based solutions, including as a registrar of domain names and related services, we from time to time become aware of disputes over ownership or control of subscriber accounts, websites or domain names. For example, disputes may arise as a result of a subscriber engaging a webmaster or other third party to help set up a web hosting account, register or renew a domain name, build a website, upload content, or set up email or other services.

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

        Occasionally a subscriber may register a domain name that is identical or similar to another party’s trademark or the name of a living person. Disputes involving registration or control of domain names are often resolved through the Uniform Domain Name Dispute Resolution Policy, or UDRP, ICANN’s administrative process for domain name dispute resolution, or less frequently through litigation under the Anticybersquatting Consumer Protection Act, or ACPA, or under general theories of trademark infringement or dilution. The UDRP generally does not impose liability on registrars, and the ACPA provides that registrars may not be held liable for registering or maintaining a domain name absent a showing of bad faith, intent to profit or reckless disregard of a court order by the registrar. However, we may face liability if we fail to comply in a timely manner with procedural requirements under these rules. In addition, these processes typically require at least limited involvement by us and, therefore, increase our cost of doing business. Moreover, as the owner of domain name portfolios containing domains that we are providing for resale, we may face liability if one or more domain names in our portfolios is alleged to violate another party’s trademark. In connection with the Directi acquisition in the first quarter of 2014, we have acquired additional domain name portfolios, and in the third quarter of 2014, we acquired substantially all of the assets of BuyDomains, a provider of premium domain products, and plan to utilize these assets to expand our premium domain name resale efforts. As a result, the volume of domain name registration disputes we become involved in may increase in the future.

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

Although we take precautions and have implemented, and continue to seek to enhance, compliance measures to prevent transactions with U.S. sanction targets, from time to time we have identified, and we expect to continue to identify, instances of non-compliance with these laws, rules and regulations and transactions which we are required to block and report to OFAC, including the instances described in Part II, Item 5. “Other Information” of this Quarterly Report on Form 10-Q. In addition, as a result of our acquisition activities, we have acquired, and it is likely that we will continue to acquire, companies that have not implemented sufficient compliance measures to prevent transactions with U.S. sanction targets. Until we are able to fully integrate our compliance processes into the operations of such acquired companies, we are at an increased risk of transacting business with U.S. sanction targets. Our failure to comply with these laws, rules and regulations could result in negative consequences to us, including government investigations, penalties and reputational harm.

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

Due to the global nature of our business, we could be adversely affected by violations of anti-bribery laws.

The global nature of our business creates various domestic and local regulatory challenges. The FCPA, the U.K. Bribery Act 2010, or the U.K. Bribery Act, and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to foreign government officials and other persons for the purpose of obtaining or retaining business. In addition, companies are required to maintain records that accurately and fairly represent their transactions and have an adequate system of internal accounting controls. We currently operate, and plan to expand our operations, in areas of the world that experience corruption by government officials to some degree and, in certain circumstances, compliance with anti-bribery laws may conflict with local customs and practices. We operate in several countries and sell our products to subscribers around the world, which geographically stretches our compliance obligations. In addition, changes in laws could result in increased regulatory requirements and compliance costs which could adversely affect our business, financial condition and results of operations. We cannot assure that our employees or other agents will not engage in prohibited conduct and render us responsible under the FCPA or the U.K. Bribery Act. If we are found to be in violation of the FCPA, the U.K. Bribery Act or other anti-bribery laws (either due to acts or inadvertence of our employees, or due to the acts or inadvertence of others), we could suffer criminal or civil penalties or other sanctions, which could have a material adverse effect on our business.

Adverse economic conditions in the United States and international economies could harm our operating results.

Unfavorable general economic conditions, such as a recession or economic slowdown in the United States or in one or more of our other major markets, could adversely affect the affordability of, and demand for, our solutions. The national and global economic downturn in recent years affected many sectors of the economy and resulted in, among other things, declines in overall economic growth, consumer and corporate confidence and spending; increases in unemployment rates; and uncertainty about economic stability. Changing macroeconomic conditions may affect our business in a number of ways, making it difficult to accurately forecast and plan our future business activities. In particular, SMB spending patterns are difficult to predict and are sensitive to the general economic climate, the economic outlook specific to the SMB industry, the SMB’s level of profitability and debt and overall consumer confidence. Our solutions may be considered discretionary by many of our current and potential subscribers and may be dependent upon levels of consumer spending. As a result, resellers and consumers considering whether to purchase our solutions may be influenced by macroeconomic factors that affect SMB and consumer spending.

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

We now have, and expect to continue to have, significant indebtedness that could result in a material and adverse effect on our business. As of September 30, 2014, we had approximately $1,100.5 million of aggregate indebtedness. Under our term loan facility, we are required to repay approximately $2.6 million of principal at the end of each quarter and are required to pay accrued interest upon the maturity of each interest accrual period, which totaled $39.5 million in the nine months ended September 30, 2014 and which we currently estimate at $13.2 million per fiscal quarter. Interest accrual periods under our term loan facility are typically three months in duration. The actual amounts of our debt servicing payments vary based on the amounts of indebtedness outstanding, the applicable interest accrual periods and the applicable interest rates, which vary based on prescribed formulas.

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

The occurrence of any one of these events or our failure to generate sufficient cash flow from operations could have a material adverse effect on our business, financial condition, results of operations and ability to satisfy our obligations under our outstanding credit agreement.

The terms of our credit agreement impose restrictions on our business, reducing our operational flexibility and creating default risks. Failure to comply with these restrictions, or other events, could result in default under this agreement that could trigger an acceleration of our indebtedness that we may not be able to repay.

Our credit agreement requires compliance with a set of financial and non-financial covenants. These covenants contain numerous restrictions on our ability to incur additional debt, make restricted payments (including any dividends or other distributions in respect of our capital stock), sell assets, enter into affiliate transactions and take other actions. As a result, we may be restricted from engaging in business activities that may otherwise improve our business or from financing future operations or capital needs. Failure to comply with the covenants, if not cured or waived, could result in an event of default that could trigger acceleration of our indebtedness, which would require us to repay all amounts owing under the credit agreement and could have a material adverse impact on our business. Our credit agreement also contain provisions that trigger repayment obligations or an event of default upon a change of control, as well as various representations and warranties which, if breached, could lead to an event of default. We cannot be certain that our future operating results will be sufficient to ensure compliance with the covenants in our credit agreement or to remedy any defaults under our credit agreement. In addition, in the event of any default and related acceleration, we may not have or be able to obtain sufficient funds to make any accelerated payments.

EIG Investors, the borrower under our credit agreement, is a holding company, and therefore its ability to make any required payment on our credit agreement depends upon the ability of its subsidiaries to pay it dividends or to advance it funds.

EIG Investors, the borrower under our credit agreement, has no direct operations and no significant assets other than the stock of its subsidiaries. Because it conducts its operations through its operating subsidiaries, EIG Investors depends on those entities to generate the funds necessary to meet its financial obligations, including its required obligations under our credit agreement. The ability of our subsidiaries to make transfers and other distributions to EIG Investors will be subject to, among other things, the terms of any debt instruments of such subsidiaries then in effect and applicable law. If transfers or other distributions from our subsidiaries to EIG Investors were eliminated, delayed, reduced or otherwise impaired, our ability to make payments on the obligations under our credit agreement would be substantially impaired.

Risks Related to Ownership of Our Common Stock

Our stock price has been and may in the future be volatile, which could cause holders of our common stock to incur substantial losses.

The trading price of our common stock has been and may in the future be subject to substantial price volatility. As a result of this volatility, our stockholders could incur substantial losses. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including the factors listed below and other factors described in this “Risk Factors” section:

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

Future sales of shares of our common stock could cause the market price of our common stock to drop significantly, even if our business is doing well.

A substantial portion of our issued and outstanding common stock can be traded without restriction at any time, and the remaining shares of our issued and outstanding common stock can be sold subject to volume limitations and other requirements applicable to affiliate sales under the federal securities laws. As such, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. In addition, we have registered 18,000,000 shares of common stock that have been issued or reserved for future issuance under our 2013 Stock Incentive Plan, which we refer to as our 2013 Plan. Of these shares, a total of 6,912,010 shares of our common stock are subject to outstanding options, restricted stock units and restricted stock awards, of which 1,703,132 shares are exercisable or have vested. The exercise of these options or the vesting of restricted stock units and shares of restricted stock and the subsequent sale of the common stock underlying such options or upon the vesting of such restricted stock units and restricted stock awards could cause a decline in our stock price. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. We cannot predict the size of future issuances or the effect, if any, that any future issuances may have on the market price for our common stock.

In addition, holders of an aggregate of 97,974,733 shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Once we register these shares, they can be freely sold in the public market upon issuance, subject to any applicable vesting requirements.

Insiders have substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control.

As of October 31, 2014, our directors, executive officers and their affiliates beneficially own, in the aggregate, 76.1% of our issued and outstanding common stock. Specifically, investment funds and entities affiliated with Warburg Pincus own, in the aggregate, 50.0% of our issued and outstanding common stock, and investment funds and entities affiliated with Goldman Sachs own, in the aggregate, approximately 16.1% of our issued and outstanding common stock. As a result, these stockholders, if they act together, could have significant influence over the outcome of matters submitted to our stockholders for approval. Our stockholders agreement contains agreements among the parties with respect to certain matters, including the election of directors, and certain restrictions on our ability to effect specified corporate transactions. If these stockholders were to act together, they could have significant influence over the management and affairs of our company. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock. In particular, the significant ownership interest of investment funds and entities affiliated with either Warburg Pincus or Goldman Sachs in our common stock could adversely affect investors’ perceptions of our corporate governance practices.

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

These requirements will not apply to us as long as we remain a “controlled company.” Although we currently qualify as a “controlled company,” we are not currently relying and do not expect to rely on this exemption, and we have complied with and intend to continue to fully comply with all corporate governance requirements under the NASDAQ Listing Rules. However, if we were to utilize some or all of these exemptions, our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the NASDAQ Listing Rules regarding corporate governance.

We are currently an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are currently an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and may remain an emerging growth company until December 31, 2018, subject to specified conditions. For so long as we remain an emerging growth company, we are permitted, and intend, to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Our restated certificate of incorporation, our amended and restated bylaws, our stockholders agreement and Delaware law contain provisions that may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares of our common stock. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. Our corporate governance documents include provisions:

•	authorizing blank check preferred stock, which could be issued without stockholder approval and with voting, liquidation, dividend and other rights superior to our common stock;

•	limiting the liability of, and providing indemnification to, our directors and officers;

•	limiting the ability of our stockholders to call and bring business before special meetings; provided that for so long as investment funds and entities affiliated with either Warburg Pincus or Goldman Sachs, collectively, own a majority of our issued and outstanding capital stock, special meetings of our stockholders may be called by the affirmative vote of the holders of a majority of our issued and outstanding voting stock;

•	providing that any action required or permitted to be taken by our stockholders must be taken at a duly called annual or special meeting of such stockholders and may not be taken by any consent in writing by such stockholders; provided that for so long as investment funds and entities affiliated with either Warburg Pincus or Goldman Sachs, collectively, own a majority of our issued and outstanding capital stock, a meeting and vote of stockholders may be dispensed with, and the action may be taken without prior notice and without such meeting and vote if a written consent is signed by the holders of issued and outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at the meeting of stockholders;

•	requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our board of directors; provided that no advance notice shall be required for nominations of candidates for election to our board of directors pursuant to our stockholders agreement;

•	controlling the procedures for the conduct and scheduling of board of directors and stockholder meetings;

•	providing our board of directors with the express power to postpone previously scheduled annual meetings and to cancel previously scheduled special meetings;

•	establishing a classified board of directors so that not all members of our board are elected at one time;

•	establishing Delaware as the exclusive jurisdiction for specified types of stockholder litigation involving us or our directors;

•	providing that for so long as investment funds and entities affiliated with Warburg Pincus have the right to designate at least three directors for election to our board of directors, certain actions required or permitted to be taken by our stockholders, including amendments to our restated certificate of incorporation or amended and restated bylaws and certain specified corporate transactions, may be effected only with the affirmative vote of 75% of our board of directors, in addition to any other vote required by applicable law;

•	providing that for so long as investment funds and entities affiliated with Warburg Pincus have the right to designate at least one director for election to our board of directors and for so long as investment funds and entities affiliated with Goldman Sachs have the right to designate one director for election to our board of directors, in each case, a quorum of our board of directors will not exist without at least one director designee of each of Warburg Pincus and Goldman Sachs present at such meeting; provided that if a meeting of our board of directors fails to achieve a quorum due to the absence of a director designee of Warburg Pincus or Goldman Sachs, as applicable, the presence of a director designee of Warburg Pincus or Goldman Sachs, as applicable, will not be required in order for a quorum to exist at the next meeting of our board of directors;

•	limiting the determination of the number of directors on our board of directors and the filling of vacancies or newly created seats on the board to our board of directors then in office; provided that for so long as investment funds and entities affiliated with either Warburg Pincus or Goldman Sachs have the right to designate at least one director for election to our board of directors, any vacancies will be filled in accordance with the designation provisions set forth in our stockholders agreement; and

•	providing that directors may be removed by stockholders only for cause by the affirmative vote of the holders of at least 75% of the votes that all our stockholders would be entitled to cast in an annual election of directors; provided that any director designated by investment funds and entities affiliated with either Warburg Pincus or Goldman Sachs may be removed with or without cause only by Warburg Pincus or Goldman Sachs, respectively, and for so long as investment funds and entities affiliated with either Warburg Pincus or Goldman Sachs, collectively, hold at least a majority of our issued and outstanding capital stock, our directors, other than a director designated by investment funds and entities affiliated with either Warburg Pincus or Goldman Sachs, respectively, may be removed with or without cause by the affirmative vote of the holders of a majority of our issued and outstanding capital stock.

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law, which prevents some stockholders holding more than 15% of our issued and outstanding common stock from engaging in certain business combinations without approval of the holders of substantially all of our issued and outstanding common stock. Since the investment funds and entities affiliated with Warburg Pincus and Goldman Sachs became holders of more than 15% of our issued and outstanding common stock in a transaction that was approved by our Board of Directors, the restrictions of Section 203 of the Delaware General Corporation law would not apply to a business combination transaction with any investment funds or entities affiliated with either Warburg Pincus or Goldman Sachs. In addition, our restated certificate of incorporation expressly exempts investment funds and entities affiliated with either Warburg Pincus or Goldman Sachs from the applicability of Section 203 of the Delaware General Corporation Law. Any provision of our restated certificate of incorporation or amended and restated bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.

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

We are continuing the process of documenting, reviewing and improving our internal controls and procedures for compliance with Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, which requires that we evaluate, test and document our internal controls and, as a part of that evaluation, documentation and testing, identify areas for further attention and improvement. We will need to continue to dedicate internal resources, and potentially recruit additional finance and accounting personnel or engage outside consultants, to adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Implementing any appropriate changes to our internal controls may distract our officers and employees, entail substantial costs to modify our existing processes and take significant time to complete. These changes may not, however, be effective in maintaining the adequacy of our internal controls. Thus, despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. Any failure to maintain the adequacy of our internal controls, consequent inability to produce accurate financial statements on a timely basis, or identification and failure to remediate one or more material weaknesses could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements and make it more difficult for us to market and sell our solutions to new and existing subscribers.

In addition, pursuant to Section 404, we will be required to furnish an annual report by our management on their assessment of the effectiveness of our internal control over financial reporting. Management will be required to attest to the effectiveness of our internal control over financial reporting beginning with the filing of our Annual Report on Form 10-K for the year ending December 31, 2014. Moreover, unlike other public companies that do qualify as emerging growth companies, and therefore do not have to include an attestation report on internal control over financial reporting issued by an independent registered accounting firm, we will be including an attestation report on internal control over financial reporting issued by our independent registered accounting firm with the filing of our Annual Report on Form 10-K for the year ending December 31, 2014.

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

We do not anticipate that we will pay any cash dividends to holders of our common stock in the foreseeable future. Instead, we plan to retain any earnings to maintain and expand our existing operations and to invest in the growth of our business. In addition, our ability to pay cash dividends is currently limited by the terms of our credit agreement, and any future credit agreement may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any return on their investment.

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

On July 2, 2013, the billing information for a subscriber account, or the Subscriber Account was updated to include Seyed Mahmoud Mohaddes, or Mohaddes. On September 16, 2013, the Office of Foreign Assets Control, or OFAC, designated Mohaddes as a Specially Designated National, or SDN, pursuant to 31 C.F.R. Part 560.304. On or around September 26, 2014, during a routine compliance scan of new and existing subscriber accounts, we discovered that Mohaddes, a SDN, was named as an account contact for the Subscriber Account. We promptly suspended the Subscriber Account, locked the domain name IOCUKLTD.COM, which was registered to the Subscriber Account, and reported the domain name to OFAC as potentially the property of a SDN subject to blocking pursuant to Executive Order 13599. Since September 16, 2013, when Mohaddes was added to the SDN list, charges in the total amount of $120.35 were made to the Subscriber Account for web hosting and domain privacy services. We have ceased billing for the Subscriber Account. To date, we have not received any correspondence from OFAC regarding this matter.

On July 10, 2014, OFAC designated each of Stars Group Holding, or Stars, and Teleserve Plus SAL, or Teleserve, as SDNs under Executive Order 13224, and their property became subject to blocking pursuant to the Global Terrorism Sanctions Regulations, 31 C.F.R. Part 594. On July 15, 2014, as part of our compliance review processes, we discovered that the domain names associated with each of Stars, STARSCOM.NET, and Teleserve, TELESERVEPLUS.COM, or collectively, the Stars/Teleserve Domain Names, were registered through our platform. We immediately took steps to suspend and lock the Stars/Teleserve Domain Names to prevent them from being transferred or resolving to a website, and we promptly reported the Domain Names as potentially blocked property to OFAC. We did not generate any revenue from the Stars/Teleserve Domain Names between when they were added to the SDN list on July 10, 2014 and when we discovered that they were registered through our platform on July 15, 2014. To date, we have not received any correspondence from OFAC regarding the matter.

On July 15, 2014 during a compliance scan of all domain names on one of our platforms, we identified the domain name KAHANETZADAK.COM, or the Domain Name, which was listed as an ‘also known as,’ or AKA, of the entity Kahane Chai which operates as the American Friends of the United Yeshiva. Kahane Chai was designated as a SDN on November 2, 2001 pursuant to Executive Order 13224. Because the Domain Name was transferred into a customer account of one of our resellers, there was no direct financial transaction between us and the registered owner of the Domain Name. The Domain Name was suspended upon our discovering it on our platform, and we reported the Domain Name to OFAC as potentially the property of a SDN. To date, we have not received any correspondence from OFAC regarding the matter.

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

We understand that SAMIH’s affiliates intend to disclose in their next annual or quarterly report that an Iranian national, resident in the United Kingdom, who is currently designated by the United States under the Iran Financial Sanctions Regulations and the Weapons of Mass Destruction Proliferators Sanctions Regulations, or the NPWMD sanctions program, holds a mortgage with Santander UK. No further drawdown has been made or would be permitted under this mortgage although Santander UK continues to receive repayment installments. In the nine months ended September 30, 2014, total revenue in connection with the mortgage was approximately £1,800 and net profits were negligible relative to the overall profits of Santander UK. The same Iranian national also holds two investment accounts with Santander UK. The accounts have remained frozen for the nine months ended September 30, 2014. The investment returns are being automatically reinvested, and no disbursements have been made to the customer. In the nine months ended September 30, 2014, the total revenue for the Banco Santander group in connection with the investment accounts was £190 and net profits were negligible relative to the overall profits of Banco Santander, S.A.

We also understand that SAMIH’s affiliates intend to disclose in their next annual or quarterly report that during the third quarter of 2014, Santander UK identified a United Kingdom national designated by the United States under the NPWMD sanctions program who holds a business account where no transactions have taken place. Such account is in the process of being closed. No revenue or profit has been generated.

We also understand that SAMIH’s affiliates intend to disclose in their next annual or quarterly report that during the third quarter of 2014, Santander UK identified a United Kingdom national designated by the United States for reasons of terrorism who held a personal current account and a personal credit card account in the third quarter of 2014, both of which have now been closed. Although transactions did take place on the current account during the third quarter of 2014, revenue and profits generated were negligible. No transactions took place on the credit card.

ITEM 6. EXHIBITS

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDURANCE INTERNATIONAL GROUP HOLDINGS, INC.

Date: November 7, 2014	By:	/s/ Tivanka Ellawala
Tivanka Ellawala
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number

3.1	Restated Certificate of Incorporation of the Registrant	S-1/A	333-191061	October 23, 2013	3.3

3.2	Amended and Restated Bylaws of the Registrant	S-1/A	333-191061	October 23, 2013	3.5

4.1	Specimen certificate evidencing shares of common stock of the Registrant	S-1/A	333-191061	October 8, 2013	4.1

4.2	Second Amended and Restated Registration Rights Agreement, dated as of October 24, 2013, by and among the Registrant and the other parties thereto					X

4.3	Stockholders Agreement, dated as of October 24, 2013, by and among the Registrant and certain holders of the Registrant’s common stock					X

10.1	Third Amendment to Lease, dated as of September 24, 2014, by and between Burlington Centre Owner LLC and The Endurance International Group, Inc.					X

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X