Form 10-K
period 2014-12-31
Endurance International Group Holdings, Inc.
filed 2015-02-27
CIK 1237746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

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

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock as reported on the NASDAQ Global Select Market on June 30, 2014, was $474,673,463.

As of February 20, 2015 there were 132,358,092 shares of the registrant’s common stock, $0.0001 par value per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2015 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2014, are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements, other than statements of historical fact, contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The words “may,” “believe,” “predict,” “potential,” “continue,” “could,” “should,” “contemplate,” “can,” “estimate,” “intend,” “would,” “project,” “seek,” “target,” “anticipate,” “might,” “plan,” “expect,” “strategy,” “will” “likely” and similar expressions or the negative of such words or expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. This Annual Report on Form 10-K includes, among other things, forward-looking statements regarding our future earnings, revenues, expenditures and financial position due to such factors that include, without limitation, our ability to increase our average revenue per subscriber, or ARPS, and our total number of subscribers; projected plans, strategies and objectives of management and strategies for growth and expansion, including, without limitation, our plans to expand our suite of product and service offerings and to continue our international expansion efforts; and our expectations related to technological change, marketing trends and consumer demand, including, without limitation, due to projected growth in small- and medium-sized businesses, or SMBs, worldwide and an increasing importance of an online presence for SMBs that we believe will drive a market for our solutions.

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

Overview

We are a leading provider of cloud-based platform solutions designed to help small and medium-sized businesses, or SMBs, succeed online. Leveraging our proprietary technology platform, we serve approximately 4.1 million subscribers globally with a comprehensive and integrated suite of over 150 products and services that help SMBs get online, get found and grow their businesses. The products and services available on our platform include domains, website builders, web hosting, email, security, storage, site backup, search engine optimization, or SEO, and search engine marketing, or SEM, social media services, website analytics, mobile device tools and productivity and e-commerce solutions.

We deliver these products and services to our subscribers through an integrated technology platform that enables the delivery of cloud-based products and services in an easy to use, intuitive and cost-effective manner. Over our 17 year history, we have honed and refined our platform to amass significant insights into the needs and aspirations of our subscribers. This allows us to engage our subscribers in timely and compelling ways, driving significant business value for them. We believe that our platform delivers cloud-based solutions quickly, reliably and safely and that these strengths and capabilities help us attract and retain subscribers who view their web presence as mission critical. These subscribers then demand products and services which we seek to upsell to them over a sustained period of time.

Our Multi-Channel, Multi-Brand Approach. The SMB market is broad, diverse and fragmented in terms of geography, industry, size and degree of technology sophistication. As a consequence, we leverage proprietary data, gathered through our integrated technology platform, to implement a multi-brand, multi-channel approach to acquiring subscribers. This allows us to precisely target the SMB universe, identify the best ways to reach different categories of subscribers and tailor our brands and product offerings specifically toward those audiences. Our approach is designed to reach and efficiently on-board subscribers at scale while minimizing subscriber acquisition costs.

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

Our approach to addressing the needs of SMBs and meeting the challenges of serving the SMB market has enabled us to grow rapidly, to create long-term subscriber relationships and to build an attractive business model that generates substantial cash flow. Our revenue for 2012, 2013 and 2014 was $292.2 million, $520.3 million and $629.8 million, respectively, representing a compounded annual growth rate, or CAGR, of 47%. Our net losses for 2012, 2013 and 2014 were $139.3 million, $159.2 million and $42.8 million, respectively, and our adjusted EBITDA for those periods was $133.7 million, $207.9 million and $235.6 million, respectively, representing a CAGR of 33%.

We believe total subscribers and ARPS will continue to be the key drivers of our revenue growth in the future, and we intend to drive growth in both of these metrics by leveraging the strengths of our approach to serving the SMB market. In addition, we believe we have grown and can continue to grow our subscriber base by using mergers and acquisitions and strategic investments to expand our subscriber acquisition funnel, add more brands, expand our suite of products and services, enhance our data analytics and technology platform, enter new geographies and grow our partner channels.

Increasing Total Subscribers

We plan to increase total subscribers by continuing to invest in our multi-channel, multi-brand approach. We expect to continue to develop and refine our multiple subscriber acquisition channels, including our word-of-mouth referrals, our referral and reseller network, and our partnership with Google and other strategic partners. We also expect to expand our geographic footprint and our internationally-sourced revenues, particularly in emerging markets, as more and more SMBs in these markets come online due to wider availability of Internet infrastructure and mobile connectivity. Following our acquisition of the web presence business of the Mumbai, India based Directi in the first quarter of 2014, we have been able to leverage Directi technology to launch two of our largest domestic brands in international markets. During 2014, we released localized versions of our Bluehost and HostGator sites in several countries, including Brazil, Russia, India, China and Turkey. We expect to develop and launch these brands and additional brands from our portfolio in more international markets over the next several quarters. We also plan to continue to add to our portfolio of brands, both organically and through acquisitions, in order to target specific segments of the SMB market globally.

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

ARPS and adjusted EBITDA are non-GAAP financial measures. For more information regarding ARPS and adjusted EBITDA and a reconciliation of these measures to the most directly comparable financial measures calculated and presented in accordance with GAAP, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures and Key Metrics” in Part II, Item 7 of this Annual Report on Form 10-K.

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

Over our 17-year history, we have developed a deep understanding of the diverse needs of SMBs and the challenges of serving them at scale. We believe SMBs are:

•	Seeking to address fundamental business challenges and opportunities, including the emergence of the digital era. One of the most significant opportunities and challenges confronting SMBs today is capturing the benefits of an increasingly digital world. By seeking comprehensive, flexible, reliable, secure and personalized technology solutions that address challenges and unlock opportunities, SMBs are attempting to succeed in the digital world. For example, SMB customers are shifting their activities online and embracing mobile technologies, social media and e-commerce, which requires SMBs to deploy technology tools, serve customers and compete for business in new and innovative ways.

•	Requiring informed guidance and support. Most SMBs, particularly the one-to-five employee businesses that represent the majority of our subscribers, possess limited technology expertise and resources. As a result, SMBs require informed advice and support on ways to improve their operations through technology and to take advantage of new opportunities at all stages of their lifecycles.

•	Facing budget constraints limiting their ability to make large capital investments in technology. SMBs want to leverage modern technology, but are looking for cost-effective solutions that do not require large upfront investments.

•	Difficult to reach and serve effectively, given their breadth and diversity. SMBs are fragmented in terms of size, geography, sophistication and type of industry. As a result, it is challenging to effectively market to, acquire and serve SMB subscribers at scale and in a cost-effective manner.

While SMBs represent the largest proportion of all businesses and are massive consumers of technology solutions in the aggregate, we believe that other providers have generally struggled to meet the diverse needs of SMBs for high-quality products, services and support in a comprehensive and profitable way.

Our Solution

Our passion for empowering diverse SMBs to navigate the rapidly changing technology landscape has led us to a solutions-based approach built on a foundation of technology, data and analytics. We address the challenges of serving this large and fragmented market at scale, in the following manner:

•	We deliver an integrated and comprehensive suite of products and services. We offer a compelling technology platform with a wide range of products and services designed to help our diverse base of SMB subscribers get online, get found and grow their businesses. By leveraging critical insights drawn from our proprietary collection of SMB data, we develop and expand our portfolio of products and services to provide the solutions our subscribers need and the functionality and features they value. We have placed particular emphasis on products that enable our subscribers to acquire and manage customers through online, social media and mobile channels. Our cloud-based offerings allow our subscribers to select a customized set of solutions from among a broad range of internally developed and validated third-party products. We supply these solutions to subscribers on demand in an integrated manner through the cloud, simply and effectively.

•	We intelligently engage with subscribers, consistent with their needs. We leverage our technology and proprietary data and analytics to identify subscriber needs and opportunities based on type of business, length in business, geography, products and services previously purchased from us and various other factors. This allows us to proactively engage with our subscribers in a timely manner via a myriad of customer engagement channels, including through branded websites, phone, email and chat contact with our sales and support organizations, the control panels we make available to our subscribers to manage their websites, our network of resellers and referral partners, proprietary mobile applications and our application store, Mojo Marketplace. This ongoing engagement allows us to offer the right solutions at the right time. We believe these capabilities, in turn, lead to greater adoption and deeper entrenchment of our technology and superior subscriber experience, thereby increasing our subscriber retention rates and revenue per subscriber.

•	We provide affordable solutions to our subscribers in a cost-effective manner. Our cloud-based delivery model enables our subscribers to address their business needs with minimal upfront capital investment. As a result of our relentless focus on operational efficiency and maintaining our low cost to serve, we deliver affordable solutions to our subscribers, by operating:

•	an integrated, cloud-based customer-facing technology platform which permits us to efficiently deliver our products and services and add new subscribers cost-effectively. This technology platform allows us to optimize our investments in infrastructure, benefit from economies of scale and integrate new products and services seamlessly; and

•

proprietary and unified operating and support systems which allow us to operationalize data insights and optimize our internal processes and procedures. These systems also allow us to on-board, serve and track our subscribers throughout their lifecycle and feed a subscriber data repository which is tightly linked with our billing, customer relationship management and fulfillment systems. We operate these systems across our subscriber base for our major brands, allowing us to develop an integrated view of each subscriber, enabling us to contact our subscribers through the right channels and offer them the most relevant solutions at the most opportune times.

•	We efficiently acquire subscribers with our multi-channel, multi-brand approach. The SMB market is broad, diverse and fragmented in terms of geography, industry, size and degree of technology sophistication. As a consequence, we leverage proprietary data, gathered through our integrated technology platform, to implement a multi-brand, multi-channel approach to acquiring subscribers. This allows us to precisely target the SMB universe, identify the best ways to reach different categories of subscribers and tailor our brands and service offerings specifically toward those audiences. Our approach is designed to reach and efficiently on-board subscribers at scale while minimizing subscriber acquisition costs.

•	Our Multi-Channel Approach: Our primary channels for attracting subscribers are free word-of-mouth referrals and highly targeted pay-per-click, or PPC, based online marketing. We have also built up a large network of resellers and referral partners who drive subscribers to us on a paid referral basis. Because both paid and un-paid referrals are critical to our efforts to attract subscribers, we actively monitor and manage our Net Promoter Scores, or NPS, a customer satisfaction metric developed by Bain & Company. We believe that closely managing our NPS helps us drive favorable word-of-mouth referrals and supports our viral marketing efforts. In addition to word-of mouth, PPC and reseller and referral channels, we have also entered into strategic partnerships, such as our partnership with Google through the “Get Your Business Online” initiative in the United States, India, Africa and Southeast Asia and our strategic alliance with WordPress, which help us reach additional subscribers.

•	Our Multi-Brand Approach: We believe that the best approach to attracting diverse subscribers from the highly fragmented SMB community is to deploy multiple brands that target different segments of the SMB market. For example, our Bluehost brand targets SMBs with greater technical expertise and a desire to build their own solutions, our iPage brand targets SMBs with less technology experience and our HostGator brand targets SMBs who value significant amounts of support. This multi-brand approach allows us to manage our subscriber acquisition costs effectively and provide a diverse base of subscribers the most relevant experience on our platform. Our primary brands today are Bluehost, Domain.com, Fatcow, Homestead, HostGator, iPage and A Small Orange. With the acquisition of Directi’s web presence business in early 2014, we added international brands, including Reseller Club, Big Rock and Logic Boxes, and later in 2014 we added Webzai, BuyDomains and Arvixe. We use an integrated technology and support infrastructure across our major brands, which allows us to cost-effectively serve our subscribers.

•	We effectively serve, engage and upsell subscribers with our multi-product, multi-engagement approach. Once we get our subscribers online, we deploy our multi-product, multi-engagement approach to provide them with additional products and services to get found and grow their businesses. We offer our subscribers over 150 products and services through multiple subscriber engagement points. Using this approach, we have been able to steadily increase our ARPS by selling additional products and services to our subscribers throughout their subscription period.

•	Our Multi-Product Approach: We offer a range of products and services on our platform. These products and services include domains, website builders, web hosting (including shared, Virtual Private Server (“VPS”) and dedicated hosting), security, storage, site backup, SEO and SEM, Google Adwords, mobile solutions, social media enablement, website analytics, email marketing and productivity and e-commerce tools. The products and services we offer consist of our own proprietary solutions as well as third-party products. Nearly all of our subscribers purchase an initial web presence solution that typically includes domain and web hosting products, and many over time purchase additional products and services, which we sell as individual products or as cost-effective bundled solutions.

•	Our Multi-Engagement Approach: We create multiple points of engagement with our subscribers that allow us to inform and educate them about the value of our products and services. These points of engagement include phone, chat and email interactions with our sales and support organizations, our branded websites, the control panels we make available to our subscribers to manage their websites, our network of resellers and referral partners, proprietary mobile applications such as Business on Tapp and our application store, Mojo Marketplace. We believe that our multi-engagement approach has helped us steadily increase the average number of products and services we have sold into our subscriber base. As of December 31, 2012, 2013 and 2014, subscribers of our major brands had purchased an average of 3.3, 4.1 and 4.7 products from us in addition to an initial web presence subscription. The number of subscribers of our major brands paying $500 or more per year for our products and services grew from approximately 73,000 as of December 31, 2011 to nearly 130,000 as of December 31, 2014.

Our Model

We believe that our solution results in a strong, efficient and differentiated business model with the following attributes:

•	Attractive Subscription Model and Retention Rates. Our subscriptions require payment in advance, which is typically made by credit card, and range up to 36 months, providing significant cash flow benefits and revenue visibility. Our products and services are integral to an SMB having an online presence. As a result, we benefit from high subscriber and revenue retention rates.

•	Strong Average Revenue per Subscriber. Our comprehensive platform, data driven approach and proactive subscriber engagement enable us to sell relevant and useful additional products and services to existing and new subscribers, driving higher ARPS.

•	Cost-Effective Customer Acquisition. Through our multi-channel, multi-brand approach, we are able to target our marketing spend carefully and acquire subscribers cost-effectively. Due to our large base of subscribers and high customer satisfaction, we also attract a significant percentage of our new subscribers through word-of-mouth referrals, at no cost to us. Nearly all our program marketing expense is associated with PPC-based online marketing and with payments to our resellers and referral partners. These payments occur after a subscriber signs up on our platform and therefore allow us to readily determine the returns on our marketing spend.

•	Efficient Cost to Serve. We serve our subscribers in a cost-efficient manner as a result of our integrated technology platform and operating support systems which facilitate the collection, analysis and application of large amounts of data. Our cloud-based delivery model enables us to serve subscribers with minimal incremental expense and deploy new products and services quickly and efficiently. We have also developed proprietary techniques that help us to operate with highly-efficient server configurations, resulting in low capital expenditures.

•	Virtuous Cycle. As our business continues to grow, we enjoy even greater benefits of scale—collecting more data, improving our analytical capabilities, deriving more insight, enhancing our operational efficiency, increasing our cash flow and re-investing in the growth of our business.

Our Growth Strategy

Since our formation in 1997, we have focused on helping SMBs establish, manage and grow their businesses. To fulfill our mission of getting SMBs around the world online, we intend to continue to increase our scale, broaden our subscriber footprint, expand our range of product and service offerings and pursue strategic acquisitions.

Grow Our Subscriber Base

We believe there is a substantial opportunity to expand our subscriber base, by:

•	Expanding Subscriber Acquisition Channels. We believe new types of online only businesses will continue to be created and that increased consumer demand for online interactions will drive many off-line brick and mortar businesses to establish an online presence. To capture this market opportunity, we intend to continue to invest in our multiple subscriber acquisition channels, including our resellers and referral partners as well as our relationships with Google and other strategic partners.

•	Expanding Our International Footprint. We also plan to continue to expand our geographic footprint and our internationally sourced revenues as more and more SMBs in emerging markets come online due to wider availability of Internet infrastructure and mobile connectivity. We have successfully entered foreign markets such as Brazil and India, and following our acquisition of the web presence business of Directi in January 2014, we released localized versions of our Bluehost and HostGator brands in several countries, including India, Turkey, China and Russia. We believe there are attractive opportunities to continue growing our global presence.

•	Expanding Our Portfolio of Brands. We believe the SMB market is highly fragmented and requires multiple uniquely branded approaches to effectively attract and serve SMBs looking to get online. Consequently, we will continue to add to our portfolio of brands both through organic brand development and acquisition to broaden our penetration of the SMB opportunity.

Increase Sales of Our Products and Services

We intend to expand sales of our products and services and increase our ARPS by:

•	Expanding Our Points of Engagement with Our Subscribers. We aim to offer our subscribers the right products and services at the right time. We intend to continue to invest in our technology platform and our analytics capabilities to further improve how we engage our subscribers and help them grow their businesses. We also expect to continue to invest in our existing engagement points, including by rolling out Mojo Marketplace across all of our primary brands, continuing to train our support organization on selling additional products and services to subscribers requesting support, expanding marketing around our mobile application Business on Tapp and enhancing the functionality of the control panels we offer our subscribers to manage their websites. In addition, we plan to actively seek out and invest in new and innovative engagement points with our subscribers, either through organic investment or acquisitions.

•	Expanding Our Suite of Innovative Products and Services. We plan to continue to introduce value-added products and services that address our subscribers’ needs and more effectively cater to the highly fragmented SMB marketplace. These products and services may be those we develop internally or offer through partnerships with third parties. We believe our subscriber base is at a level of scale that is attractive to those seeking to reach SMBs with their own solutions. Furthermore, we have invested in a technology platform that is robust and effective at targeting our subscribers which enables high levels of conversion and upsell. Our technology platform also allows us to rapidly deploy new products and services, whether our own or third party, allowing us to be timely and flexible with the products and services we offer our subscribers. As we further expand our portfolio of products and services and continue investing in our technology platform, we expect that our subscribers will be more likely to purchase additional products and services from us.

Pursue Strategic Acquisitions

We consider acquisition to be an important tool to enhance the growth of our company and have acquired and integrated many businesses and assets of businesses since our inception. We may pursue future acquisitions that complement our existing business, represent a strategic fit and are consistent with our overall growth strategy. We may target acquisitions that help us access new international markets, enhance our data analytics and technology platform, widen our points of engagement with our subscribers or add functionality and capabilities to our suite of products and services.

During 2014 we completed several strategic acquisitions. We acquired the web presence business of Directi from Directi Web Technologies Holdings, Inc., or Directi Holdings. Directi provides web presence solutions to small and medium-sized businesses in various countries, including India, the United States, Turkey, China, Russia and Indonesia. This acquisition provides us with an established international presence focused on growing emerging markets as well as the ability to expand our geographic footprint by taking our existing portfolio of brands to international markets.

In connection with the acquisition of Directi, we purchased a domain name business from a company associated with the founders of Directi Holdings

We also acquired WebZai Ltd., or Webzai, which provides us with a simple to use website builder and mobile web builder product.

In addition, we acquired substantially all of the assets of the BuyDomains business of NameMedia, Inc., or BuyDomains, which is a provider of premium domain products. We expect this acquisition will allow us to better serve our subscriber demand for higher priced premium domains.

We also acquired substantially all of the assets of Arvixe LLC, or Arvixe, which is a web presence provider. We expect this acquisition will allow us to leverage our reach and size to generate better economies of scale.

During 2014, we acquired minority interests in Automattic, Inc. and AppMachine BV, or AppMachine.

Our Products and Services

We offer an integrated and comprehensive suite of products and services that help SMBs get online, get found and grow their businesses. Our offerings can be broadly grouped as follows:

Getting SMBs Online

Through a combination of do-it-yourself tools and managed professional services, we provide SMBs an easy and cost-effective way to create an online presence. We offer the following products and services to get SMBs online quickly, easily and affordably:

•	Domain Registration, Management and Resale. As an accredited domain registrar with over 12.0 million domains under our management at December 31, 2014, we enable our subscribers to search and purchase available domain names from a wide spectrum of domain registries. We also maintain a portfolio of premium domains that are available for resale to our subscribers.

•	Website Builders. We offer a variety of proprietary, third-party and open source website building tools and design services that enable subscribers with varying degrees of technical sophistication to create a customized web presence, either on a self-service basis or with our assistance. We also offer various premium elements that subscribers can purchase separately to enhance their website and provide a more engaging user experience for their customers, including premium themes, mobile optimization, social networking features, customer interaction tools, embedded videos, photo galleries, blogs, maps, polls and community forums.

•	Web Hosting. By providing a consolidated set of core products, services and resources that share storage, bandwidth and processing power, our entry-level shared hosting services enable subscribers to create an initial web presence quickly and cost-effectively.

•	Security. We offer malware protection solutions to help protect our subscribers’ websites from viruses, malicious code and other threats. Our premium offerings, including a web application firewall, can help prevent attacks on subscriber websites before they affect subscriber data or operations. For subscribers that collect personally identifiable information or other private data from their customers and website visitors, we offer a variety of Secure Socket Layer, or SSL, certificates that encrypt data collected on a subscriber’s website. We also offer products that help subscribers achieve PCI compliance for maintaining sensitive information.

•	Site Back-Up. We offer enhanced backup control solutions that enable subscribers to schedule, maintain, manage and restore backups of their online data and websites to meet their particular business needs.

Getting SMBs Found

Our marketing solutions enable subscribers to increase their online visibility, attract more customers to their websites and build customer loyalty.

•	Mobile. We offer solutions that allow our subscribers to have their websites rendered on mobile devices, be able to be discovered by mobile devices in their vicinity and target mobile customers for their businesses among other features and functionality. We also offer third-party applications that enable mobile payments and commerce. During 2014 we entered into a partnership with, and acquired a 40% interest in, a mobile app builder company, AppMachine. With AppMachine’s product, our subscribers can quickly and easily create a mobile app for their business and make it available in the Apple AppStore or on Google Play.

•	Search Engine Optimization (SEO) and Search Engine Marketing (SEM). We offer a variety of search engine optimization and marketing solutions that can improve a subscriber’s ability to be discovered by potential customers. These services help a subscriber distribute its business profile to online directories and manage links and keywords with on-page diagnostic tools. We also offer fully managed pay-per-click services designed to direct traffic to a subscriber’s website, email or phone.

•	Social Media. We offer tools and services that enable our subscribers to communicate effectively with their customers and potential customers through social networks. Our platform enables our subscribers to seamlessly integrate their website content and sales and marketing efforts into Facebook, Twitter and other forms of social media. We also enable our subscribers to track the results of their social media campaigns.

•	Analytics. We offer control panels and dashboards that enable our subscribers to analyze activity on their websites and optimize the impact of their web presence design and marketing campaigns to more effectively reach their customers.

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

•	Advanced Web Hosting. In addition to providing shared hosting services, we also provide VPS hosting and dedicated hosting solutions. As a subscriber’s business expands and the demands on its website increase, these more customizable and higher performance solutions allow our subscribers to build additional functionality into their websites, offer high bandwidth content such as HD video and drive more commerce and marketing activities while reducing load times and site speeds. Subscribers can start with an advanced web hosting solution or upgrade from an existing shared hosting service.

•	Email Marketing. Through our partnership with Constant Contact, we can provide our subscribers with the ability to communicate effectively with their customers and potential customers via email. Email marketing services available to subscribers include building and segmenting mailing lists, designing and managing email newsletters, coupons and landing pages, scheduling and sending email messages, and reporting and tracking the results of each campaign.

•	Productivity Solutions. We offer our subscribers professional, secure, reliable email capabilities, including custom mailboxes that reflect a subscriber’s domain name, spam filters, email aliases and forwarding functionality. Our communications tools also allow a subscriber to unify its email inbox with other communications streams, such as social media feeds. Through our partnership with Google, we also offer our customers Google Apps for Work, which includes an integrated suite of email, collaboration, and file sharing tools.

•	E-commerce Enablement. As our subscribers grow their businesses and their demands on e-commerce increase, we offer products that enable secure and encrypted payments, shopping carts, payment processing and related services, mobile payments and other forms of e-commerce to expand the way SMBs conduct business online.

•	Professional Services. For subscribers who have extensive demands for web design, content aggregation and presentation or have unique requirements for their web presence, we offer professional services with dedicated engineering and web design to help them create their ideal web presence complete with integration with some of the more advanced e-commerce, productivity and marketing products we offer.

Subscriber Support

Our support agents assist our subscribers in a proactive, consultative manner, engaging with an average of more than 50,000 subscribers per day via phone, email and chat. We leverage our proprietary data and subscriber management software to deliver differentiated support, which we believe enables us to deepen relationships with our subscribers and help them succeed as they grow. Our support personnel not only assist subscribers with technical issues, but also focus on understanding the business goals of each subscriber to help identify the right products and services to achieve those goals. We believe this contributes to subscriber retention and our ability to sell more products and services. Our U.S. support organization is located across Tempe, Arizona, Houston and Austin, Texas and Orem, Utah. Centers supporting our international operations are located in Brazil and India, and we have third-party support arrangements in China and Singapore.

Technology Platform

We have invested significant resources to develop and enhance our technology platform and collect a vast amount of proprietary data. We use a data-driven approach to design business processes that allow us to innovate, develop and deploy solutions that meet the demands of SMBs and provide a superior experience for our subscribers. Our technology platform leverages common services for the benefit of our brands and has the ability to optimize the specific requirements of individual brands.

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

Infrastructure

We employ various techniques to enhance the stability of our systems and preserve the security of information contained on them. We utilize monitoring systems and a variety of software components to monitor and protect our infrastructure against attempts to attack or gain unauthorized entry to our internal systems and subscriber websites. In addition, we focus engineering and development efforts on reducing the computational costs required to provide and maintain quality subscriber services, which enables us to rely in large part on increasingly economical industry-standard hardware. These efforts help us achieve performance capabilities such as high levels of server density and reduce overall capital expenditures and costs to serve our subscribers. Currently, we do not own any data centers. Instead, we co-locate our equipment in third-party data centers through cost-effective contracts. We currently serve most of our subscribers from four co-located data center facilities located in Massachusetts (two), Texas and Utah.

Engineering and Development

Our engineering and development activity is focused on enhancing our systems, developing and expanding product and service offerings, and integrating technology capabilities from our acquisitions. Our engineering and development expense during 2012, 2013 and 2014 was $13.8 million, $23.2 million and $19.5 million, respectively.

Subscriber Profile

As of December 31, 2014, we had approximately 4.1 million subscribers. Approximately 80% of our subscribers of our major brands are SMBs, and the majority of our SMB subscribers are one-to-five employee businesses.

The industries in which our subscribers operate are very diverse, including retail, merchandising, media, recreation, education, construction, medical, dental and arts and entertainment.

Geographical Information

We currently maintain offices and conduct operations primarily in the United States, Brazil, India and the United Kingdom. We also have third-party contract support services assisting customers in China and Singapore. As of December 31, 2014, substantially all of our long-lived assets were located in the United States.

Our subscribers are located worldwide. For the years ended December 31, 2012, 2013 and 2014, approximately 70%, 70% and 64%, respectively, of our total billings were invoiced to subscribers located in the United States. The remaining amount was invoiced to subscribers around the world, primarily in Canada, the United Kingdom, Australia, India, Brazil, Mexico, Spain and China. It is impracticable for us to provide revenue information by geography for the foregoing periods due to unavailability of geographic information for some subscribers acquired as part of previous acquisitions as well as limitations in certain accounting systems we currently use.

Competition

The global cloud-based services market for SMBs is highly competitive and constantly evolving. We expect competition to increase from existing competitors as well as potential new market entrants. Our competitors include providers of:

•	offerings designed to help SMBs establish an initial web presence, such as domain name registrars and shared hosting providers, such as GoDaddy, Web.com and United Internet, website builders, such as Squarespace and Wix, website creation and management companies, e-commerce service providers, security solutions providers and site backup companies;

•	solutions that help SMBs get found online, such as search engine marketing companies, search engine optimization companies, local directory listing companies and online and offline business directories; and

•	more advanced solutions targeted at growing SMBs, such as companies offering VPS and dedicated hosting services, advanced e-commerce and security products, email marketing solutions and productivity tools.

We believe the principal competitive factors in the cloud-based services market for SMBs are:

•	size and scale of subscriber base;

•	integrated cloud-based technology platform that can help target and service subscribers effectively at scale;

•	depth and sophistication of data analytics and business insights tools;

•	cost-effective subscriber acquisition;

•	scope, scalability, flexibility and compatibility of product and service offerings;

•	quality of subscriber support and subscriber engagement;

•	brand names, reputation and subscriber satisfaction;

•	ease of implementation, use and maintenance; and

•	reliability and security.

We believe that we compete favorably with respect to each of these factors. In addition, we believe that our data-driven approach, integrated technology platform and focus on serving as a trusted partner to our subscribers help differentiate us from competitors. In some instances, we have commercial partnerships with providers in the SMB market with whom we otherwise compete.

Seasonality

We have historically experienced increased subscriber billings in the first quarter of our fiscal year as many subscribers start new businesses at the start of a new year. We book a significant portion of these billings as deferred revenue and recognize the deferred revenue throughout the course of the year and beyond based on the term of the applicable subscription. Consequently, our quarterly subscriber billings and net new subscriber additions are typically relatively high in the first quarter of our fiscal year, while our GAAP revenue from these new subscriber additions is relatively higher in the fourth quarter of our fiscal year.

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

We use open source technologies pursuant to applicable licenses as the basis for our technology platform. We have also developed, acquired or licensed proprietary technologies for use in our business. As of December 31, 2014, we have nine U.S. patents as well as 15 pending U.S. patent applications and several pending foreign counterpart applications, relating to aspects of our technology platform and offerings, including our shared services architecture, predictive analytics methods, virtualization technologies, subscriber migration technologies and web presence improvement technologies. We believe the duration of our patents is adequate relative to the expected lives of the technologies they cover.

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

Employees

As of December 31, 2014, we had 2,503 employees, including 1,657 in support and network operations, 451 in sales and marketing, 203 in engineering and development and 192 in general and administrative. Most of our employees are based in the United States. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We have never experienced a strike or similar work stoppage, and we consider our relations with our employees to be good.

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

Our principal executive offices are located at 10 Corporate Drive, Suite 300, Burlington, Massachusetts 01803 and our telephone number at that address is (781) 852-3200.

Information Available on the Internet

We maintain an Internet website at www.endurance.com, and we also operate a number of other websites. The information on, or that can be accessed through, any of our websites is not incorporated by reference into this Annual Report on Form 10-K and should not be considered to be a part of this Annual Report on Form 10-K. Our website address is included in this Annual Report on Form 10-K as inactive textual reference only. Our reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, including our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, and amendments to those reports, are accessible through our website, free of charge, as soon as reasonably practicable after these reports are filed electronically with, or otherwise furnished to, the SEC. We also make available on our website the charters of our audit committee, compensation committee and nominating and corporate governance committee, as well as our corporate governance guidelines and our code of business conduct and ethics. In addition, we intend to disclose on our website any amendments to, or waivers from, our code of business conduct and ethics that are required to be disclosed pursuant to SEC rules.

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

Our quarterly and annual operating results may be adversely affected due to a variety of factors that could affect our revenue or our expenses in any particular period. You should not rely on quarter-to-quarter comparisons of our operating results as an indication of future performance. Factors that may adversely affect our quarterly and annual operating results may include:

•	our ability to attract new subscribers and retain existing subscribers;

•	our ability to increase sales to our existing subscribers;

•	our inability to raise the selling prices for our solutions or reductions in the selling prices for our solutions;

•	our ability to acquire subscribers in a cost-effective way;

•	our ability to maintain a high level of subscriber satisfaction;

•	competition in the market for our products and services, as well as competition for referral sources;

•	rapid technological change, frequent new product and service introductions, and evolving industry standards, including with respect to how our products and services are marketed to consumers and in how consumers find, purchase and use our products and services;

•	difficulties in integrating technologies, products and employees from companies we have acquired or may acquire in the future or in migrating acquired subscribers from an acquired company’s platforms to our platforms;

•	difficulties and costs arising from our international operations and continued international expansion;

•	systems, data center and Internet failures and service interruptions;

•	network security breaches or sabotage resulting in the unauthorized use or disclosure of, or access to, personally identifiable information or other confidential information;

•	difficulties in distributing new products;

•	shortcomings in, or misinterpretations of, our metrics and data which cause us to fail to anticipate or identify trends in our market;

•	terminations of, disputes with, or material changes to our relationships with third-party partners, including referral sources, product partners, data center providers, payment processors and landlords;

•	a shift in subscriber demand to lower margin solutions, which could increase our cost of revenue;

•	costs or liabilities associated with any past or future acquisitions that we may make;

•	changes in legislation that affect our collection of sales and use taxes;

•	changes in regulation or to regulatory bodies, such as the Internet Corporation for Assigned Names and Numbers, or ICANN, that could affect our business and our industry; and

•	loss of key employees.

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

Our growth is dependent on our ability to continue to attract new subscribers while retaining existing subscribers and expanding the products and services we sell to them. Growth in the demand for our products and services may be inhibited, and we may be unable to sustain growth in our subscriber base, for a number of reasons, including, but not limited to:

•	our failure to develop or offer new or additional products and services in a timely manner that keeps pace with new technologies and the evolving needs of our subscribers;

•	our inability to market our solutions in a cost-effective manner to new subscribers or to our existing subscribers and to increase our sales to existing subscribers, including due to changes in regulation, or changes in the enforcement of existing regulation that would impair our marketing practices, require us to change our sign-up processes or require us to increase disclosure designed to provide greater transparency as to how we bill and deliver our services;

•	our inability to offer solutions that are adequately integrated and customizable to meet the needs of our highly diverse and fragmented subscriber base;

•	changes in search engine ranking algorithms or in search terms used by potential subscribers, either of which may have the effect of increasing our competitors’ search engine rankings or increasing our marketing costs to offset lower search engine rankings;

•	failure of our third-party development partners, which provide a majority of our offerings, to continue to support existing products and to develop and support new products;

•	the inability of our subscribers to differentiate our solutions from those of our competitors or our inability to effectively communicate such distinctions;

•	our inability to maintain, or strengthen awareness of, our brands;

•	our inability to maintain a consistent user experience and timely and consistent product upgrade schedule for all of our subscribers due to the fact that not all of our brands, products, or services operate from the same control panel or other systems;

•	our inability to penetrate, or adapt to requirements of, international markets;

•	our inability to enter into automatically renewing contracts with our subscribers or increase subscription prices;

•	the decisions by our subscribers to move the hosting of their Internet sites and web infrastructure to their own IT systems, into co-location facilities or to our competitors if we are unable to effectively market the scalability of our solutions;

•	subscriber dissatisfaction causing our existing subscribers to stop referring prospective subscribers to us; and

•	perceived or actual security, integrity, reliability, quality or compatibility problems with our solutions, including related to unscheduled downtime, outages or network security breaches.

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

In addition, we estimate that approximately 20% of our subscribers use our cloud-based solutions primarily for personal, group or not-for-profit use. We do not offer a complete suite of products and services that are tailored to the specific needs of these types of subscribers, and such subscribers may be less interested in purchasing additional products and services. As a result, we may not be able to increase revenue per subscriber for these subscribers at the same rate as for our other subscribers, which could negatively affect our growth and have an adverse effect on our operating results.

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

As a result of acquisitions and internal growth, we increased our revenue from $520.3 million in the year ended December 31, 2013 to $629.8 million in the year ended December 31, 2014.

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

We have in the past acquired, and may in the future acquire, businesses, assets and minority positions in other companies to increase our growth, enhance our ability to compete in our core markets or allow us to enter new markets.

Acquisitions involve numerous risks, any of which could harm our business, including:

•	difficulties in integrating the technologies, products, operations, billing systems, personnel or operations of an acquired business and realizing the anticipated benefits of the combined businesses;

•	difficulties in supporting and transitioning acquired subscribers, if any, to our platform, causing potential loss of such subscribers and damage to our reputation;

•	disruption of our ongoing business and diversion of financial, management, operations and customer support resources from existing operations;

•	difficulties in applying our controls and risk management and compliance policies and practices to acquired companies;

•	integration and support of redundant solutions or solutions that are outside of our core capabilities;

•	the incurrence of additional debt in order to fund an acquisition, or assumption of debt or other liabilities, including litigation risk or risks associated with other unforeseen or undisclosed liabilities, of the acquired company;

•	to the extent an acquired company has a corporate culture or compensation arrangement different from ours, difficulty assimilating or integrating the acquired organization and its talent, which could lead to morale issues, increased turnover and lower productivity than anticipated, and could also adversely affect the culture of our existing organization;

•	the price we pay, or other resources that we devote, may exceed the value we realize, or the value we could have realized if we had allocated the purchase price or other resources to another opportunity, or unanticipated costs associated with pursuing acquisitions;

•	potential loss of an acquired business’ strategic alliances and key employees, including those employees who depart prior to transferring to us, or without otherwise documenting, knowledge and information that are important to the efficient operation of the acquired business;

•	potential deployment by an acquired company of its top talent to other of its business units prior to our acquisition if we do not acquire the entirety of an acquired company’s stock or assets;

•	difficulties associated with governance and control matters in minority investments and risk of loss of all or a substantial portion of our investment;

•	disruption of our business due to sellers, former employees, contractors or third-party service providers of an acquired company or business misappropriating our intellectual property, violating non-competition agreements, or otherwise causing harm to our company;

•	adverse tax consequences, including exposure to substantial penalties, fees and costs if an acquired company failed to comply, or is alleged by regulatory authorities to have failed to comply, with relevant tax rules and regulations prior to our acquisition or due to substantial depreciation or deferred compensation charges; and

•	accounting effects, including potential impairment charges related to long-lived assets and requirements that we record deferred revenue at fair value.

We rely heavily on the representations and warranties provided to us by the sellers in our acquisitions, including as they relate to creation, ownership and rights in intellectual property, existence of open source software and compliance with laws and contractual requirements. If any of these representations and warranties are inaccurate or breached, we may incur liability for which there may not be adequate recourse against such sellers, in part due to contractual time limitations and limitations of liability, or we may need to pursue costly litigation against the sellers. Moreover, acquisitions frequently result in the recording of goodwill and other intangible assets which are subject to potential impairments in the future that could harm our financial results. We may also incur expenses related to completing acquisitions, or in evaluating potential acquisitions or technologies, which may adversely affect our profitability. In addition, if we finance acquisitions by issuing equity securities, our existing stockholders may be diluted.

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

We currently maintain offices and conduct operations primarily in the United States, Brazil, India and the United Kingdom and have third-party support arrangements in China and Singapore. In addition, during 2014 we released localized versions of our Bluehost and HostGator sites in several countries, including Brazil, Russia, India, China and Turkey, and we intend to continue to expand our international operations. For example, we acquired Directi, with operations based in India, in the first quarter of 2014, and we may in the future seek to make other acquisitions that help us access new international markets, enhance our data analytics and technology platform or add functionality and capabilities to our suite of products and services.

Any international expansion efforts that we undertake may not be successful. In addition, conducting operations in international markets subjects us to new risks that we have not generally faced in the United States. These risks include:

•	localization of the marketing and deployment of our solutions, including translation into foreign languages and adaptation for local practices and regulatory requirements;

•	lack of familiarity with, burdens of, and increased expense relating to, complying with foreign laws, legal standards, regulatory requirements, tariffs and other barriers, including laws related to employment or labor, or laws regarding liability of online service providers for activities of subscribers, such as defamation, infringement or other illegal activities, and more stringent laws in foreign jurisdictions relating to the privacy and protection of third-party data;

•	difficulties in identifying and managing local staff, systems integrators, technology partners, and other third-party vendors and service providers;

•	diversion of our management’s attention and resources to explore, negotiate, or close acquisitions and to integrate, staff and manage geographically remote operations and employees;

•	longer than expected lead times for, or the failure of, an SMB market for our solutions to develop in the countries and regions in which we are opening offices and conducting operations;

•	our inability to effectively market our solutions to SMBs due to our failure to adapt to local cultural norms, technology standards, billing and collection standards or pricing models;

•	differing technology practices and needs that we are not able to meet, including an increased demand from our international subscribers that our cloud-based solutions be easily accessible and operational on smartphones and tablets;

•	difficulties in collecting payments from subscribers or in automatically renewing their contracts with us, especially due to the more limited availability and popularity of credit cards in certain countries;

•	difficulties in attracting new subscribers, especially in developing countries and regions and those where the Internet infrastructure is still in its early stages;

•	greater difficulty in enforcing contracts, including our terms of service and other agreements;

•	management, communication and integration problems resulting from cultural or language differences and geographic dispersion;

•	sufficiency of qualified labor pools and greater influence of organized labor in various international markets;

•	competition from companies with international operations, including large international competitors and entrenched local companies;

•	changes in global currency systems or fluctuations in exchange rates that may increase the volatility of or adversely affect our foreign-based revenue;

•	compliance with the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, economic sanction laws and regulations, export controls and other U.S., non-U.S. and local laws and regulations regarding international and multi-national business operations;

•	potentially adverse tax consequences, including the complexities of foreign value added tax (or other tax) systems, our inadvertent failure to comply with all relevant foreign tax rules and regulations due to our lack of familiarity with the jurisdiction’s tax laws, and restrictions and withholdings on the repatriation of earnings;

•	uncertain political and economic climates; and

•	reduced or varied protection for intellectual property rights in some countries.

These factors have caused our international costs of doing business to exceed our comparable domestic costs and have caused the time and expense required to close our international acquisitions to exceed our comparable domestic costs. A negative impact from our international business efforts could adversely affect our business, operating results and financial condition as a whole.

In addition, our ability to expand internationally and attract and retain non-U.S. subscribers may be adversely affected by concerns about the extent to which U.S. governmental and law enforcement agencies may obtain data under the Foreign Intelligence Surveillance Act and Patriot Act and similar laws and regulations. Such non-U.S. subscribers may decide that the privacy risks of storing data with a U.S.-based company outweigh the benefits and opt to seek solutions from a company based outside of the United States. In addition, certain foreign governments may begin requiring local storage of their citizens’ data. If we become subject to such requirements, it may require us to increase the number of non-U.S. data centers or servers we maintain, increase our costs or adversely affect our ability to attract, retain or cost-effectively serve non-U.S. subscribers.

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

Our systems are not fully redundant, and we have not yet implemented a complete disaster recovery plan or business continuity plan. Although the redundancies we do have in place will permit us to respond, at least to some degree, to failures of applications and systems, our co-located data centers are vulnerable in the event of failure. Most of our subscribers are hosted across one of four U.S.-based co-located data centers, with one of these U.S.-based co-located data centers hosting almost half of our subscribers. Accordingly, any failure or downtime in any one of these four U.S.-based co-located data center facilities would affect a significant percentage of our subscribers, and any failure or downtime in the one data center hosting almost half of our subscribers could affect a significant number of our subscribers. We do not yet have adequate structures or systems in place to recover from a data center’s severe impairment or total destruction, and recovery from the total destruction or severe impairment of any of these four co-located data centers would be extremely difficult and may not be possible at all. Closing any one of these four co-located data centers without adequate notice could result in lengthy, if not permanent, interruptions in the availability of our solutions and loss of vast amounts of subscriber data.

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

We believe that our future revenue growth depends on our ability to provide subscribers with quality service that meets our stated commitments, meets or exceeds our subscribers’ expectations and is conducive to our ability to continue to sell new solutions to existing subscribers. We are not always able to provide our subscribers with this level of service, and our subscribers occasionally encounter interruptions in service and other technical challenges, including as a result of outages. If we are unable to provide subscribers with quality service, this may result in subscriber dissatisfaction or billing disputes, lower than expected renewal rates and impairments to our efforts to upsell to our subscribers, and we could face damage to our reputation, claims of loss, negative publicity or social media attention, decreased overall demand for our solutions and loss of revenue, any of which could have a negative effect on our business, financial condition and operating results.

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

The SMB market for cloud-based technologies is highly competitive and constantly evolving. We expect competition to increase from existing competitors as well as potential new market entrants. Most of our existing competitors are expanding the variety of solution-based services that they offer to SMBs. We also may face significant competition from new entrants into the markets we serve. Our competitors include providers of:

•	web presence and commerce offerings, such as domain name registration, shared, VPS and dedicated hosting, website builders, website creation and management services and e-commerce services;

•	computing resources and security offerings, such as on-demand computing resources, online security offerings and site backup services;

•	marketing solutions, such as search engine marketing (SEM) companies, search engine optimization (SEO) companies, local directory listing companies, online and offline business directories and email marketing solutions; and

•	productivity tools, such as business-class email, calendaring and file-sharing.

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

In addition, in an attempt to gain market share, competitors may offer aggressive price discounts or alternative pricing models, such as so-called “freemium” pricing in which a basic offering is provided for free with advanced features provided for a fee, on the services they offer, bundle several services at reduced prices, or increase commissions paid to their referral sources. These pricing pressures may require us to match these discounts and commissions in order to remain competitive, which would reduce our margins or cause us to fail to attract new subscribers that decide to purchase the discounted service offerings of our competitors. As a result of these factors, it is difficult to predict whether we will be able to maintain our average selling prices, pricing models and commissions paid to our referral sources. If we reduce our selling prices, alter our pricing models or increase commissions paid to our referral sources, it may become increasingly difficult for us to compete successfully, our profitability may be harmed and our operating results could be adversely affected.

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

Despite the precautions we take to defend our network against cyber attacks, our support agents are often targeted by, and may be vulnerable to, e-mail scams, phishing, social media or similar attacks, as well as social engineering tactics used to perpetrate fraud, which could cause them to divulge confidential information about us or our subscribers, allowing such perpetrators to, among other things, gain access to our systems or our subscribers’ accounts. Our subscribers may also use weak passwords, accidentally disclose their passwords or store them on a mobile device that is lost or stolen, or otherwise compromise the security of their data, creating the perception that our systems are not secure against third-party access. In addition, if third parties with which we work, such as vendors or developers, violate applicable laws or our policies, such violations may also put our subscribers’ information at risk and could in turn have an adverse effect on our business.

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

Our failure to limit fraudulent transactions conducted on our websites, such as through the use of stolen credit card numbers, could also subject us to liability or require us to increase reserves with our credit card processors. Under credit card association rules, penalties may be imposed at the discretion of the association. Any such potential penalties would be imposed on our credit card processor by the association. Under our contract with our processor, we are required to reimburse our processor for such penalties. Our current level of fraud protection, based on our fraudulent and disputed credit card transaction history, is within the guidelines established by the credit card associations. However, we face the risk that we may fail to maintain an adequate level of fraud protection or that one or more credit card associations may, at any time, assess penalties against us or terminate our ability to accept credit card payments from subscribers, which would have a material adverse effect on our business, financial condition and operating results.

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

We have had a net loss in each year since inception. We had a net loss of $159.2 million for fiscal year 2013 and a net loss of $42.8 million for fiscal year 2014. In connection with our acquisitions, we have recorded long-lived assets at fair value. We record amortization expense in each reporting period related to the long-lived assets, which have increased the amount of net loss we have recorded in each reporting period.

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

We market our solutions through various brands, including Bluehost, Domain.com, Fatcow, Homestead, HostGator, iPage, A Small Orange and ResellerClub. We believe that establishing and maintaining our brands is critical to our efforts to expand our subscriber base. If we do not continue to build awareness of our brands, we could be placed at a competitive disadvantage to companies whose brands are, or become, more recognizable than ours. To attract and retain subscribers and to promote and maintain our brands in response to competitive pressures, we may have to substantially increase our financial commitment to creating and maintaining distinct brand loyalty among subscribers or eliminate certain of our brands. If subscribers, as well as our third-party referral marketing, distribution and reseller partners, do not perceive our existing solutions to be reliable and of high quality, or if we introduce new services or enter into new business ventures that are not favorably received by such parties, the value of our brands could be diminished, thereby decreasing the attractiveness of our solutions to such parties. As a result, our operating results may be adversely affected by decreased brand recognition and harm to our reputation.

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

Our ability to offer domain name services to our subscribers depends on certain third-party relationships. For example, certain of our subsidiaries are accredited by ICANN and various other registries as a domain name registrar. If we fail to comply with domain name registry requirements or if domain name registry requirements change, we could lose our accreditation, be required to increase our expenditures, comply with additional requirements or alter our service offerings, any of which could have a material adverse effect on our business, financial condition or results of operations.

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

We do not own our data centers. Rather, we occupy them pursuant to co-location service agreements with third-party data center facilities which have built and maintain the co-located data centers for us and other parties. We currently serve most of our subscribers from four co-located data center facilities located in Massachusetts (two), Texas and Utah. Although we own the servers in these four co-located data centers and engineer and architect the systems upon which our platforms run, we do not control the operation of these facilities.

The terms of our existing co-located data center agreements vary in length and expire over a period ranging from 2015 through 2024. The owners of these or our other co-located data centers have no obligation to continue such arrangements beyond their current terms, nor are they obligated to renew their agreements with us on terms acceptable to us, or at all.

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

Complex technology platforms, software applications and systems such as ours often contain errors or defects, such as errors in computer code or other systems errors, particularly when first introduced or when new versions, enhancements or updates are released. Because we also rely on third parties to develop many of our solutions, our products and services may contain additional errors or defects as a result of the integration of the third party’s product. Despite quality assurance measures, internal testing and beta testing by our subscribers, we cannot guarantee that our current and future solutions will not be free of serious defects, which could result in lost revenue or a delay in market acceptance. For example, in October 2014, we upgraded HostGator reseller servers with third-party software which conflicted with existing code. Certain resellers experienced website slowness as a result, with a subset of sites requiring additional database remediation.

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

In addition, our standard terms of service permit our subscribers to seek refunds from us in certain instances, and we maintain reserves to provide such refunds. The amount of such reserves is based on the amount of refunds that we have provided in the past. If our actual level of refund claims exceeds our estimates and our refund reserves are not adequate to cover such claims, our liquidity or profitability could be adversely affected. Furthermore, if we experience an unexpected decline in our revenue, we may not be able to adjust spending in a timely manner to compensate for such shortfall, and any significant shortfall in revenue relative to planned expenditures could adversely affect our business and operating results.

We depend on the experience and expertise of our senior management team, and the loss of any member of our senior management team could have an adverse effect on our business, financial condition and operating results.

Our success and future performance depends in significant part upon the continued service of our senior management team, particularly Hari Ravichandran, our founder, president and chief executive officer. The members of our senior management team are not contractually obligated to remain employed by us. Accordingly, and in spite of our efforts to retain our senior management team with long-term equity incentives, any member of our senior management team could terminate his or her employment with us at any time and go to work for one of our competitors after the expiration of his or her non-compete period. The replacement of members of our senior management team likely would involve significant time and expense, and the loss of any member of our senior management team could significantly delay, prevent the achievement of or make it more difficult for us to pursue and execute on our business objectives, and could have an adverse effect on our business, financial condition and operating results.

Our growth will be adversely affected if we cannot continue to successfully retain, hire, train and manage our key employees.

Our ability to successfully pursue our growth strategy will depend on our ability to attract, retain and motivate key employees across our business. In particular, we are dependent on our platform and software engineers, those who manage our sales and service employees, and, as we grow internationally, those employees managing our operations outside of the United States. We face intense competition for these and other employees from numerous technology, software and manufacturing companies, and we cannot ensure that we will be able to attract, integrate or retain additional qualified employees in the future. If we are unable to attract new employees and retain our current employees, we may not be able to develop and maintain our services at the same levels as our competitors, and we may therefore lose subscribers and market share. Our failure to attract and retain qualified individuals could have an adverse effect on our ability to execute on our business objectives and, as a result, our ability to compete could decrease, our operating results could suffer and our revenue could decrease.

We are subject to governmental regulation and other legal obligations, particularly related to privacy, data protection and information security, and we are subject to consumer protection laws that regulate our marketing practices and prohibit unfair or deceptive acts and practices. Our actual or perceived failure to comply with such obligations could harm our business. Compliance with such laws could also impair our efforts to maintain and expand our subscriber base, and thereby decrease our revenue.

The U.S. Federal Trade Commission, or FTC, and various state and local governments and agencies regularly use their authority under laws prohibiting unfair and deceptive trade practices to investigate and penalize companies for practices related to the collection, use, handling, disclosure, and security of personal data of U.S. consumers.

We collect personally identifiable information and other data from our subscribers and prospective subscribers. We use this information to provide services to our subscribers, to support, expand and improve our business and, subject to each subscriber’s or prospective subscriber’s right to decline, or opt-out we may use this information to market other products and services to them. We may also share subscribers’ personally identifiable information with certain third parties as authorized by the subscriber or as described in the applicable privacy policy.

The U.S. federal and various state and foreign governments have adopted or proposed guidelines or rules for the collection, distribution, use and storage of personal information of individuals, and the FTC and many state attorneys general are applying federal and state consumer protection laws to impose standards for the online collection, use and dissemination of data. However, these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices. Any failure or perceived failure by us to comply with privacy or security laws, policies, legal obligations or industry standards or any security incident that results in the unauthorized release or transfer of personally identifiable information or other subscriber data may result in governmental enforcement actions, litigation, fines and penalties and/or adverse publicity and could cause our subscribers to lose trust in us, which could have an adverse effect on our reputation and business.

In addition, several foreign countries and governmental bodies, including the countries of the European Union and Canada, have laws and regulations dealing with the collection and use of personal data obtained from their residents, which are often more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of personal information that identifies or may be used to identify an individual, such as names, contact information, and, in some jurisdictions, certain unique identifiers.

The data privacy regime in the European Union includes certain directives which, among other things, regulate the processing and movement of personal data, marketing and the use of cookies. Each EU member state has transposed the requirements of these directives into its own national data privacy regime, and therefore the laws differ from jurisdiction to jurisdiction.

Although we believe we have taken reasonable steps to comply with applicable law, there is a risk that we could be held subject to legislation in countries where we reasonably thought the laws did not apply to us. In addition, such regulations and laws may be modified and new laws may be enacted in the future. Future laws or regulations, or modifications to existing laws or regulations, could impair our ability to collect and/or use user information that we use to provide targeted advertising to our users, thereby impairing our ability to maintain and grow our subscriber base and increase revenue. Future restrictions on the collection, use, sharing or disclosure of our subscribers’ data or additional requirements for obtaining the consent of subscribers for the use and disclosure of such information could require us to modify our solutions and features, possibly in a material manner, and could limit our ability to develop new services and features.

For example, within the European Union, legislators are currently considering implementing more stringent operational requirements for processors and controllers of personal data which could limit user profiling and require consent for additional processing activities and that would impose significant penalties for non-compliance. If our privacy or data security measures fail to comply with applicable current or future laws and regulations, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data or our marketing practices, fines or other liabilities, as well as negative publicity and a potential loss of business. Moreover, if future laws and regulations limit our subscribers’ or prospective subscribers’ ability to use and share personal data or our ability to store, process and share personal data, demand for our solutions could decrease, our costs could increase, and our business, results of operations and financial condition could be harmed.

In recent years, U.S. and European lawmakers and regulators have expressed concern over the use of third-party cookies or web beacons for online behavioral advertising. In the European Union, informed consent is required for the placement of a cookie on a user’s device. Although we believe we have taken reasonable steps to comply with these requirements, any failure by us to comply with applicable requirements may result in governmental enforcement actions, litigation, fines and penalties or adverse publicity which could have an adverse effect on our reputation and business. Regulation of cookies and web beacons may lead to broader restrictions on our research activities, including efforts to understand users’ Internet usage. Such regulations may have a chilling effect on businesses, such as ours, that collect and use online usage information in order to attract and retain customers and may increase the cost of maintaining a business that collects or uses online usage information, increase regulatory scrutiny and increase the potential for civil liability under consumer protection laws. In response to marketplace concerns about the usage of third-party cookies and web beacons to track user behaviors, providers of major browsers have included features that allow users to limit the collection of certain data in general or from specified websites, and some regulatory authorities have been advocating the development of browsers that block cookies by default. These developments could impair our ability to collect user information that helps us provide more targeted advertising to our users. If such technology is widely adopted, it could adversely affect our business, given our use of cookies and similar technologies to target our marketing.

We rely on third parties to carry out a number of services for us, including processing personal data on our behalf, and while we enter into contractual arrangements to ensure that they only process such data according to our instructions and have sufficient security measures in place, any security breach or non-compliance with our contractual terms or breach of applicable law by such third parties could result in governmental enforcement actions, litigation, fines and penalties or adverse publicity and could cause our subscribers to lose trust in us, which could have an adverse impact on our reputation and business.

In addition, in connection with the marketing and advertisement of our products and services, we could be the target of claims relating to false or deceptive advertising or marketing practices, including under the auspices of the FTC and state consumer protection statutes. In the European Union and in other international jurisdictions, we could be the target of similar claims under consumer protection laws, e-commerce and distance selling regulation, advertising regulation, unfair competition rules or similar legislation. We also rely on third parties to provide marketing and advertising of our products and services, and we could be liable for, or face reputational harm as a result of, their marketing practices if, for example, they fail to comply with applicable statutory and regulatory requirements.

New laws, regulations or standards or new interpretations of existing laws, regulations or standards, including those in the areas of data security, data privacy, consumer protection and regulation of internet service providers, could require us to incur additional costs and restrict our business operations, and any failure by us to comply with applicable requirements may result in governmental enforcement actions, litigation, fines and penalties or adverse publicity, which could have an adverse effect on our reputation and business.

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

We have filed several patent applications in the United States and foreign counterpart filings for some of those applications. Although some of these applications have issued to registration, we cannot assure you that all patents will issue from every patent application, or that we will prosecute every application to registration, that patents that issue from our applications will give us the protection that we seek, or that any such patents will not be challenged, invalidated or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringers.

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

Several U.S. federal statutes may apply to us with respect to various subscriber activities:

•	The Digital Millennium Copyright Act of 1998, or DMCA, provides recourse for owners of copyrighted material who believe that their rights under U.S. copyright law have been infringed on the Internet. Under the DMCA, based on our current business activity as an online service provider that does not monitor, own or control website content posted by our subscribers, we generally are not liable for infringing content posted by our subscribers or other third parties, provided that we follow the procedures for handling copyright infringement claims set forth in the DMCA. Generally, if we receive a proper notice from, or on behalf of, a copyright owner alleging infringement of copyrighted material located on websites we host, and we fail to expeditiously remove or disable access to the allegedly infringing material or otherwise fail to meet the requirements of the safe harbor provided by the DMCA, the copyright owner may seek to impose liability on us. Technical mistakes in complying with the detailed DMCA take-down procedures could subject us to liability for copyright infringement.

•	The Communications Decency Act of 1996, or CDA, generally protects interactive computer services, such as us, from liability for certain online activities of their customers, such as the publication of defamatory or other objectionable content. As an interactive computer services provider, we do not monitor hosted websites or prescreen the content placed by our subscribers on their sites. Accordingly, under the CDA, we are generally not responsible for the subscriber-created content hosted on our servers. However, the CDA does not apply in foreign jurisdictions and we may nonetheless be brought into disputes between our subscribers and third parties which would require us to devote management time and resources to resolve such matters and any publicity from such matters could also have an adverse effect on our reputation and therefore our business.

•

In addition to the CDA, the Securing the Protection of our Enduring and Established Constitutional Heritage Act, or the SPEECH Act, provides a statutory exception to the enforcement by a U.S. court of a foreign judgment that is less protective of free speech than the United States. Generally, the exception applies if the law applied in the foreign court did not provide at least as much protection for freedom of speech and press as would be provided by the First Amendment of the U.S. Constitution or by the constitution and law of the state in which the U.S. court is located, or if no finding of a violation would be supported under the First Amendment of the U.S. Constitution or under the constitution and law of the state in which the U.S. court is located. Although the SPEECH Act may protect us from the enforcement of foreign judgments in the United States, it does not affect the enforceability of the judgment in the foreign country that issued the judgment. Given our international presence, we may therefore, nonetheless, have to defend against or comply with any foreign judgments made against us, which could take up substantial management time and resources and damage our reputation.

Although these statutes and case law in the United States have generally shielded us from liability for subscriber activities to date, court rulings in pending or future litigation, or future legislative or regulatory actions, may narrow the scope of protection afforded us under these laws. Several court decisions arguably have already narrowed the scope of the immunity provided to interactive computer services in the U.S. under the Communications Decency Act. In addition, laws governing these activities are unsettled in many international jurisdictions, or may prove difficult or impossible for us to comply with in some international jurisdictions. Also, notwithstanding the exculpatory language of these bodies of law, we may be embroiled in complaints and lawsuits which, even if ultimately resolved in our favor, add cost to our doing business and may divert management’s time and attention. Finally, other existing bodies of law, including the criminal laws of various states, may be deemed to apply or new statutes or regulations may be adopted in the future, any of which could expose us to further liability and increase our costs of doing business.

We may face liability for, or become involved in, disputes in connection with ownership or control of subscriber accounts, websites or domain names or in connection with domain names we own.

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

Occasionally a subscriber may register a domain name that is identical or similar to another party’s trademark or the name of a living person. Disputes involving registration or control of domain names are often resolved through the Uniform Domain Name Dispute Resolution Policy, or UDRP, ICANN’s administrative process for domain name dispute resolution, or through litigation under the Anticybersquatting Consumer Protection Act, or ACPA, or under general theories of trademark infringement or dilution. The UDRP generally does not impose liability on registrars, and the ACPA provides that registrars may not be held liable for registering or maintaining a domain name absent a showing of bad faith, intent to profit or reckless disregard of a court order by the registrar. However, we may face liability if we fail to comply in a timely manner with procedural requirements under these rules. In addition, these processes typically require at least limited involvement by us and, therefore, increase our costs of doing business. Moreover, as the owner of domain name portfolios containing domains that we are providing for resale, we may face liability if one or more domain names in our portfolios is alleged to violate another party’s trademark. In connection with the Directi acquisition in the first quarter of 2014, we have acquired additional domain name portfolios, and in the third quarter of 2014, we acquired substantially all of the assets of BuyDomains, a provider of premium domain products, and plan to utilize these assets to expand our premium domain name resale efforts. While we screen the domains we acquire to mitigate the risk of third-party claims of trademark infringement, we may nonetheless inadvertently register or acquire domains that infringe or allegedly infringe third-party rights. Moreover, advertisements displayed on websites associated with domains registered by us may contain allegedly infringing content placed by third parties. As a result, our involvement in domain name disputes may increase in the future.

We are subject to export controls and economic sanctions laws that could impair our ability to compete in international markets and subject us to liability if we are not in full compliance with applicable laws.

Our business activities are subject to various restrictions under U.S. export controls and trade and economic sanctions laws, including the U.S. Commerce Department’s Export Administration Regulations and economic and trade sanctions regulations maintained by the U.S. Treasury Department’s Office of Foreign Assets Control, or OFAC. Failure to comply with these laws and regulations could subject us to civil or criminal penalties, government investigations, and reputational harm. In addition, if our third-party resellers fail to comply with these laws and regulations in their dealings, we could face potential liability or penalties for violations. Furthermore, U.S. export control laws and economic sanctions laws prohibit certain transactions with U.S. embargoed or sanctioned countries, governments, persons and entities.

Although we take precautions and have implemented, and continue to seek to enhance, compliance measures to prevent transactions with U.S. sanction targets, from time to time we have identified, and we expect to continue to identify, instances of non-compliance with these laws, rules and regulations and transactions which we are required to block and report to OFAC. In addition, as a result of our acquisition activities, we have acquired, and it is likely that we will continue to acquire, companies for which we could face potential liability or penalties for violations if they have not implemented sufficient compliance measures to prevent transactions with U.S. sanction targets. Until we are able to fully integrate our compliance processes into the operations of such acquired companies, we are at an increased risk of transacting business with U.S. sanction targets. Our failure to comply with these laws, rules and regulations could result in negative consequences to us, including government investigations, penalties and reputational harm.

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

The global nature of our business requires us to comply with laws and regulations that prohibit bribery and corruption anywhere in the world. The FCPA, the U.K. Bribery Act 2010, or the Bribery Act, and similar anti-bribery laws in other jurisdictions where we do business generally prohibit companies and their intermediaries from making improper payments to government officials and other persons for the purpose of obtaining or retaining business or an improper business advantage. In addition, the FCPA requires public companies to maintain records that accurately and fairly represent their transactions and have an adequate system of internal accounting controls. We currently operate, and plan to expand our operations, in areas of the world that have the reputation for heightened risks of corruption and, in certain circumstances, compliance with anti-bribery laws may conflict with local customs and practices. We operate in several countries and sell our products to subscribers around the world, which requires our employees and business partners acting on our behalf to comply with all laws, including anti-corruption laws. In addition, changes in laws could result in increased regulatory requirements and compliance costs which could adversely affect our business, financial condition and results of operations. We cannot assure that our employees , business partners or other agents will not engage in prohibited conduct and expose us to the risk of liability under the FCPA, the Bribery Act, or other anti-bribery laws. If we are found to be in violation of the FCPA, the Bribery Act or other anti-bribery laws, we could suffer criminal and civil penalties, other sanctions, and reputational damage, which could have a material adverse effect on our business.

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

We now have, and expect to continue to have, significant indebtedness that could result in a material and adverse effect on our business. As of December 31, 2014, we had approximately $1,086.9 million of aggregate indebtedness. Under our term loan facility, we are required to repay approximately $2.6 million of principal at the end of each quarter and are required to pay accrued interest upon the maturity of each interest accrual period, which totaled $53.4 million for fiscal year 2014 and which we currently estimate at $13.1 million per fiscal quarter for 2015. Interest accrual periods under our term loan facility are typically three months in duration. The actual amounts of our debt servicing payments vary based on the amounts of indebtedness outstanding, the applicable interest accrual periods and the applicable interest rates, which vary based on prescribed formulas.

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

Our credit agreement requires compliance with a set of financial and non-financial covenants. These covenants contain numerous restrictions on our ability to incur additional debt, make restricted payments (including any dividends or other distributions in respect of our capital stock), sell assets, enter into affiliate transactions and take other actions. As a result, we may be restricted from engaging in business activities that may otherwise improve our business or from financing future operations or capital needs. Failure to comply with the covenants, if not cured or waived, could result in an event of default that could trigger acceleration of our indebtedness, which would require us to repay all amounts owing under the credit agreement and could have a material adverse impact on our business. Our credit agreement also contains provisions that trigger repayment obligations or an event of default upon a change of control, as well as various representations and warranties which, if breached, could lead to an event of default. We cannot be certain that our future operating results will be sufficient to ensure compliance with the covenants in our credit agreement or to remedy any defaults under our credit agreement. In addition, in the event of any default and related acceleration, we may not have or be able to obtain sufficient funds to make any accelerated payments.

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

A substantial portion of our issued and outstanding common stock can be traded without restriction at any time, and the remaining shares of our issued and outstanding common stock can be sold subject to volume limitations and other requirements applicable to affiliate sales under the federal securities laws. As such, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. In addition, we have registered 18,000,000 shares of common stock that have been issued or reserved for future issuance under our 2013 Stock Incentive Plan, which we refer to as our 2013 Plan. Of these shares, as of February 20, 2015, a total of 6,821,386 shares of our common stock are subject to outstanding options, restricted stock units and restricted stock awards, of which 2,056,176 shares are exercisable or have vested. The exercise of these options or the vesting of restricted stock units and shares of restricted stock and the subsequent sale of the common stock underlying such options or upon the vesting of such restricted stock units and restricted stock awards could cause a decline in our stock price. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. We cannot predict the size of future issuances or the effect, if any, that any future issuances may have on the market price for our common stock.

In addition, holders of an aggregate of 86,114,933 shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Once we register these shares, they can be freely sold in the public market upon issuance, subject to any applicable vesting requirements.

Insiders have substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control.

As of February 20, 2015, our directors, executive officers and their affiliates beneficially own, in the aggregate, 65.7% of our issued and outstanding common stock. Specifically, investment funds and entities affiliated with Warburg Pincus own, in the aggregate, 42.9% of our issued and outstanding common stock, and investment funds and entities affiliated with Goldman Sachs own, in the aggregate, approximately 13.8% of our issued and outstanding common stock. As a result, these stockholders, if they act together, could have significant influence over the outcome of matters submitted to our stockholders for approval. Our stockholders agreement contains agreements among the parties with respect to certain matters, including the election of directors, and certain restrictions on our ability to effect specified corporate transactions. If these stockholders were to act together, they could have significant influence over the management and affairs of our company. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock. In particular, the significant ownership interest of investment funds and entities affiliated with either Warburg Pincus or Goldman Sachs in our common stock could adversely affect investors’ perceptions of our corporate governance practices.

We are currently an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are currently an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and may remain an emerging growth company until December 31, 2018, subject to specified conditions. For so long as we remain an emerging growth company, we are permitted to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies, and intend to rely on certain of these exemptions. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Some investors may find our common stock less attractive because we rely on these exemptions, which may result in a less active trading market for our common stock and greater volatility in our stock price.

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

We have incurred and expect to continue to incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to compliance with our public company responsibilities and corporate governance practices. We also need to ensure that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis. Failure to maintain proper and effective internal controls could impair our ability to produce accurate and timely financial statements, which could harm our operating results, our ability to operate our business, and our investors’ view of us.

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

Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, requires that we evaluate, test and document our internal controls and, as a part of that evaluation, documentation and testing, identify areas for further attention and improvement. We will need to continue to dedicate internal resources, and potentially recruit additional finance and accounting personnel or engage outside consultants, to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement and maintain a continuous reporting and improvement process for internal control over financial reporting. Implementing and maintaining any appropriate changes to our internal controls may distract our officers and employees, entail substantial costs to modify our existing processes and take significant time to complete. These changes may not, however, be effective in maintaining the adequacy of our internal controls. Thus, despite our efforts, there is a risk that in the future we will not be able to conclude that our internal control over financial reporting is effective as required by Section 404. Any failure to maintain the adequacy of our internal controls, consequent inability to produce accurate financial statements on a timely basis, or identification and failure to remediate one or more material weaknesses could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements and make it more difficult for us to market and sell our solutions to new and existing subscribers.

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

We may not pay any dividends on our common stock for the foreseeable future.

We do not currently anticipate that we will pay any cash dividends to holders of our common stock in the foreseeable future. Instead, we expect to retain any earnings to maintain and expand our existing operations, including through mergers and acquisitions, and to invest in the growth of our business. In addition, our ability to pay cash dividends is currently limited by the terms of our credit agreement, and any future credit agreement may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, to realize any return on their investment.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

As of December 31, 2014, we provided our solutions through various offices and co-located data centers pursuant to various lease or co-location arrangements, including:

•	approximately 77,000 square feet of office space located in Burlington, Massachusetts, which serves as our corporate headquarters, under a lease that expires in March 2026;

•	approximately 350,000 square feet of additional U.S.-based office space located primarily in Arizona, California, Colorado, Texas, Utah and Washington;

•	approximately 27,000 square feet of international office space located primarily in Brazil, India and the United Kingdom;

•	approximately 13,000 square feet of data center space located primarily in Massachusetts, Texas and Utah.

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

Market for Our Common Stock and Related Stockholder Matters

Our common stock has been listed on The NASDAQ Global Select Market under the symbol “EIGI” since our initial public offering on October 25, 2013. Prior to this time, there was no public market for our common stock. The following table shows the high and low sales price per share of our common stock as reported on the NASDAQ Global Select Market for the periods indicated:

	High	Low
Year ended December 31, 2013
Fourth Quarter (beginning October 25, 2013)	$14.85	$10.41
Year ended December 31, 2014
First Quarter	$16.33	$10.98
Second Quarter	$16.09	$11.67
Third Quarter	$17.00	$12.17
Fourth Quarter	$19.09	$14.02

Stockholders

As of February 20, 2015 there were approximately 74 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

Dividend Policy

We currently intend to retain future earnings, if any, to finance the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to declare dividends will be subject to the discretion of our board of directors and applicable law and will depend on various factors, including our results of operations, financial condition, prospects and any other factors deemed relevant by our board of directors. Our credit agreement limits our ability to pay cash dividends on our common stock, and the terms of any future loan agreement into which we may enter or any additional debt securities we may issue are likely to contain similar restrictions on the payment of dividends.

Securities Authorized for Issuance Under Equity Compensation Plan

The information concerning our equity compensation plan is incorporated by reference from the information in our Proxy Statement for our 2015 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

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

The graph set forth below compares the cumulative total return on our common stock to the cumulative total return of the NASDAQ Composite Index and the RDG Internet Composite from October 25, 2013 (the first date that shares of our common stock were publicly traded) through December 31, 2014. The comparison assumes $100 was invested after the market closed on October 25, 2013 in our common stock, and each of the foregoing indices, and it assumes the reinvestment of dividends, if any.

The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

	10/25/13	12/31/2013	3/31/2014	6/30/2014	9/30/2014	12/31/2014
Endurance International Group Holdings, Inc.	$100.00	$126.04	$115.64	$135.91	$144.62	$163.82
NASDAQ Composite Index	$100.00	$111.08	$112.01	$117.49	$119.85	$126.27
RDG Internet Composite Index	$100.00	$118.06	$112.86	$116.34	$120.15	$115.51

ITEM 6.	Selected Consolidated Financial Data

The consolidated statements of operations data for the years ended December 31, 2012, 2013 and 2014, and the consolidated balance sheet data as of December 31, 2013 and 2014, are derived from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of Sponsor Acquisition” in Part II, Item 7 of this Annual Report on Form 10-K. The consolidated statement of operations data for the year ended December 31, 2010, the period from January 1, 2011 through December 21, 2011, the period from December 22, 2011 through December 31, 2011 and the consolidated balance sheet data as of December 31, 2010, 2011 and 2012 were derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in any future period. You should read the following selected consolidated financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. All data in the following table is in thousands, except share and per share data.

	Predecessor(1)		Successor(1)
	Year Ended December 31, 2010	Period from January 1 through December 21, 2011	Period from December 22 through December 31, 2011	Year Ended December 31, 2012	Year Ended December 31, 2013	Year Ended December 31, 2014

Consolidated Statements of Operations Data:
Revenue	$87,781	$187,340	$2,967	$292,156	$520,296	$629,845
Cost of revenue(2)	74,993	133,399	3,901	237,179	350,103	381,488

Gross profit	12,788	53,941	(934)	54,977	170,193	248,357
Operating expense:
Sales and marketing	33,412	54,932	1,482	83,110	117,689	146,797
Engineering and development	2,746	5,538	101	13,803	23,205	19,549
General and administrative	7,136	16,938	3,755	48,411	92,347	69,533

Total operating expense(3)	43,294	77,408	5,338	145,324	233,241	235,879
Income (loss) from operations	(30,506)	(23,467)	(6,272)	(90,347)	(63,048)	12,478
Net interest income (expense)	(13,814)	(50,291)	(855)	(126,131)	(98,327)	(57,083)

Loss before income taxes and equity earnings of unconsolidated entities	(44,320)	(73,758)	(7,127)	(216,478)	(161,375)	(44,605)
Income tax expense (benefit)	26	126	(2,746)	(77,203)	(3,596)	6,186

Loss before equity earnings of unconsolidated entities	(44,346)	(73,884)	(4,381)	(139,275)	(157,779)	(50,791)
Equity loss (income) of unconsolidated entities, net of tax	—	—	—	23	2,067	61

Net loss	$(44,346)	$(73,884)	$(4,381)	$(139,298)	$(159,846)	$(50,852)
Net loss attributable to non-controlling interest	—	—	—	—	(659)	(8,017)

Net loss attributable to Endurance International Group Holdings, Inc.	$(44,346)	$(73,884)	$(4,381)	$(139,298)	$(159,187)	$(42,835)

Net loss per share attributable to Endurance International Group Holdings, Inc. basic and diluted			$(0.05)	$(1.44)	$(1.55)	$(0.34)

Weighted average shares used to compute net loss per share attributable to Endurance International Group Holdings, Inc. basic and diluted			96,370,134	96,562,674	102,698,773	127,512,346

(1)	Our company is referred to as the “predecessor” for all periods prior to the Sponsor Acquisition and is referred to as the “successor” for all periods after the Sponsor Acquisition.
(2)	Includes stock-based compensation expense of $26,000, $126,000 and $0.5 million, for the years ended December 31, 2012, 2013 and 2014, respectively. We recorded no stock-based compensation expense to cost of revenue in 2010 or 2011. Also includes amortization expense of $29.5 million for the year ended December 31, 2010, $50.4 million for the predecessor period of 2011, $1.7 million for the successor period of 2011 and $88.1 million, $105.9 million and $102.7 million for the years ended December 2012, 2013 and 2014, respectively.
(3)	Includes stock-based compensation expense of $1.0 million for the predecessor period of 2011 and, $2.3 million, $10.6 million and $15.5 million for the years ended December 31, 2012, 2013 and 2014, respectively. We recorded no stock-based compensation expense to operating expense in 2010.

	Predecessor	As of December 31, 2011	Successor
	As of December 31, 2010		As of December 31, 2012	As of December 31, 2013	As of December 31, 2014
Consolidated Balance Sheet Data:
Cash and cash equivalents	$10,310	$16,953	$23,245	$66,815	$32,379
Property and equipment, net	4,820	12,216	34,604	49,715	56,837
Working capital	(82,552)	(70,763)	(203,853)	(160,511)	(274,726)
Total assets	378,166	1,166,213	1,538,136	1,580,938	1,746,043
Current and long-term debt	201,840	350,000	1,130,000	1,047,375	1,086,875
Redeemable convertible preferred stock	24,535	149,604	—	—	—
Total stockholders’ equity	52,353	652,540	70,155	155,262	174,496

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

Overview

We are a leading provider of cloud-based platform solutions designed to help small and medium-sized businesses, or SMBs, succeed online. Leveraging our proprietary technology platform we serve approximately 4.1 million subscribers globally with a comprehensive and integrated suite of over 150 products and services that help SMBs get online, get found and grow their businesses. The products and services available on our platform include domains, website builders, web hosting, email, security, storage, site backup, search engine optimization, or SEO, and search engine marketing, or SEM, social media services, website analytics, mobile device tools and productivity and e-commerce solutions.

We generate revenue primarily by charging our subscribers on a subscription basis for the products and services that they buy from us. Our subscribers typically pay for our solutions in advance at the initiation of the subscription, and we typically have auto renewal arrangements with them. Our revenue for the years ended December 31, 2012, 2013 and 2014 was $292.2 million, $520.3 million and $629.8 million, respectively, representing a compounded annual growth rate, or CAGR, of 47%, and our net losses were $139.3 million, $159.2 million and $42.8 million, respectively.

Our revenue growth has been driven primarily by increasing total subscribers, both organically and through acquisitions, and increasing average revenue per subscriber, or ARPS. As of December 31, 2012, 2013 and 2014, we had approximately 3.2 million, 3.5 million and 4.1 million total subscribers, respectively. For 2012, 2013 and 2014, our ARPS was $12.92, $13.09 and $14.48, respectively, based on adjusted revenue of $474.1 million, $528.1 million and $651.9 million, respectively.

Our adjusted EBITDA for the years ended December 31, 2012, 2013 and 2014, was $133.7 million, $207.9 million and $235.6 million, respectively, representing year over year growth of 55% and 13%, respectively, a CAGR of 33%. Adjusted EBITDA increased during these periods primarily due to increasing numbers of subscribers on our platform as a result of organic growth and acquisitions, increasing ARPS and our achievement of scale benefits by realizing synergies from our acquisitions.

ARPS and adjusted EBITDA are non-GAAP financial measures. For more information regarding ARPS and adjusted EBITDA and a reconciliation of these measures to the most directly comparable financial measures calculated and presented in accordance with GAAP, see “Non-GAAP Financial Measures” below.

Recent Developments

On January 13, 2015, we acquired the remaining non-controlling interest of JDI Backup Ltd., a privately held company based in the United Kingdom for purchase consideration of $30.5 million. The purchase consideration is payable in three equal installments on January 13, 2015, June 15, 2015 and September 15, 2015.

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

Key Metrics

We use a number of metrics, including the following key metrics, to evaluate the operating and financial performance of our business, identify trends affecting our business, develop projections and make strategic business decisions:

•	total subscribers;

•	average revenue per subscriber;

•	monthly recurring revenue retention rate;

•	adjusted net income; and

•	adjusted EBITDA.

The following table summarizes these non-GAAP financial measures and key metrics for the periods presented (all data in thousands, except average revenue per subscriber and monthly recurring revenue retention rate):

	Year Ended December 31, 2012	Year Ended December 31, 2013	Year Ended December 31, 2014
Financial and other metrics:
Total subscribers	3,223	3,502	4,087
Average revenue per subscriber	$12.92	$13.09	$14.48
Monthly recurring revenue retention rate	99%	99%	99%
Adjusted net income	$28,187	$97,724	$137,274
Adjusted EBITDA	$133,664	$207,931	$235,618

Total Subscribers

We define total subscribers as those that, as of the end of a period, are identified as subscribing directly to our products on a paid basis. Historically, in calculating total subscribers, we included the number of end-of-period subscribers we added through business acquisitions as if those subscribers had subscribed with us since the beginning of the period presented. Since the first quarter of 2014, we have included subscribers we added through business acquisitions from the closing date of the relevant acquisition. Additionally, in the fourth quarter of 2014, we modified our definition of total subscribers to better reflect our expanding product mix by including paid subscribers to all of our subscription-based products, rather than limiting the definition to paid subscribers to our web presence solutions. However, per our previous methodology, we still do not include in total subscribers accounts that access our solutions via resellers or that purchase only domain names from us. Subscribers of more than one brand are counted as separate subscribers. We believe total subscribers is an indicator of the scale of our platform and our ability to expand our subscriber base, and is a critical factor in our ability to monetize the opportunity we have identified in serving the SMB market. Total subscribers for a period may reflect adjustments to add or subtract subscribers as we integrate and/or are otherwise able to identify subscribers that meet the definition of total subscribers.

Our total paying subscriber base increased from 3.2 million as of December 31, 2012 to 3.5 million as of December 31, 2013 and to approximately 4.1 million as of December 31, 2014. These increases in paying subscribers are primarily a result of growth in the market for our products and services, referrals, development of our subscriber acquisition channels, investing in our marketing efforts, and investing in our sales and our support organizations and training them to better utilize our data and analytical capabilities, as well as the addition of subscriber bases from Directi and other acquisitions. During 2014, our paying subscribers increased by nearly 0.4 million and we added approximately 0.2 million subscribers from acquisitions.

Average Revenue per Subscriber

Average revenue per subscriber, or ARPS, is a non-GAAP financial measure that we calculate as the amount of revenue we recognize in a period divided by the average of the number of total subscribers at the beginning of the period and at the end of the period. In calculating ARPS, we exclude the impact of any fair value adjustments to deferred revenue resulting from acquisitions. Historically, we adjusted the amount of revenue to include the revenue generated from subscribers we added through business acquisitions as if those acquired subscribers had been our subscribers since the beginning of the period presented. Since the first quarter of 2014, we have included the revenue we add through business acquisitions from the date of the relevant acquisition. We believe ARPS is an indicator of our ability to optimize our mix of products and services and pricing and sell products and services to new and existing subscribers.

For the years ended December 31, 2012, 2013 and 2014, ARPS increased from $12.92 to $13.09 to $14.48, respectively. These increases in ARPS were driven primarily by increasing demand for our solutions as we improved product adoption rates from both new and existing subscribers, as well as by the acquisition of Directi in 2014. We expect ARPS to increase as we increase sales to existing and new subscribers by offering additional relevant products and services and improving our distribution by expanding our points of subscriber engagement, optimizing our communications across our various subscriber touchpoints and by facilitating easier access to our solutions.

The following table reflects the reconciliation of ARPS to revenue calculated in accordance with GAAP (all data in thousands, except ARPS data):

	Year Ended December 31, 2012	Year Ended December 31, 2013	Year Ended December 31, 2014
Revenue	$292,156	$520,296	$629,845
Purchase accounting adjustment	64,123	7,311	22,100
Pre-acquisition revenue from acquired properties	117,836	512	—

Adjusted revenue	$474,115	$528,119	$651,945

Total subscribers	3,223	3,502	4,087
ARPS	$12.92	$13.09	$14.48
Adjusted revenue attributable to Directi	—	—	48,499
Adjusted revenue excluding Directi	$474,115	$528,119	$603,446
Total subscribers excluding Directi	3,223	3,502	4,031
ARPS excluding Directi	$12.92	$13.09	$13.58

Monthly Recurring Revenue Retention Rate

We believe that our ability to retain revenue from our subscribers is an indicator of the long-term value of our subscriber relationships and the stability of our revenue base. To assess our performance in this area, we measure our monthly recurring revenue, or MRR, retention rate. We calculate MRR retention rate at the end of a period by taking the retained recurring value of subscription revenue of all active subscribers of our major brands at the end of the prior period and dividing it into the retained recurring value of subscription revenue for those same subscribers at the end of the period presented. We believe MRR retention rate is an indicator of our ability to retain existing subscribers, sell products and services and maintain subscriber satisfaction.

Our MRR retention rate was 99% for all periods presented.

Adjusted Net Income

Adjusted net income is a non-GAAP financial measure that we calculate as net income (loss) plus (i) changes in deferred revenue, amortization, stock-based compensation expense, loss of unconsolidated entities, net loss on sale of assets, expenses related to integration of acquisitions and restructurings, transaction expenses and charges including costs associated with certain litigation matters, preparation for our IPO and any dividend-related payments accounted for as compensation expense, less (ii) earnings of unconsolidated entities, net gain on sale of assets and the impact of purchase accounting related to reduced fair value of deferred domain registration costs and (iii) the estimated tax effects of the foregoing adjustments. Due to our history of acquisitions and financings, we have incurred accounting charges and expenses that obscure the operating performance of our business. We believe that adjusting for these items and the use of adjusted net income is useful to investors in evaluating the performance of our company.

Our adjusted net income increased from $28.2 million for the year ended December 31, 2012 to $97.7 million for the year ended December 31, 2013. This increase was primarily a result of expanding our business and achieving greater scale benefits, partially offset by increased interest expense as a result of our increased borrowings in 2012 and the impact from our acquisitions. Our adjusted net income increased from $97.7 million for the year ended December 31, 2013 to $137.3 million for the year ended December 31, 2014. The increase in our adjusted net income was in part due to an increase in our gross margin and operating income as well as lower interest expense of $32.3 million in the year ended December 31, 2014 as a result of a lower effective interest rate on our term loan debt following our refinancing in November 2013. For the year ended December 31, 2014 we had higher income taxes of $8.1 million compared to the year ended December 31, 2013, which in part offsets the overall increase in our adjusted net income. In addition, adjusted net income was negatively impacted by a higher depreciation charge of $12.3 million in the year ended December 31, 2014 as a result of expanding our business and data center infrastructure as we migrated customers from our 2012 acquisitions of HostGator and Homestead onto our platform.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that we calculate as adjusted net income plus interest expense, depreciation, and income tax expense (benefit). We manage our business based on the cash collected from our subscribers and the cash required to acquire and service those subscribers. We believe highlighting cash collected and cash spent in a given period provides insight to an investor to gauge the overall health of our business. Under GAAP, although subscription fees are paid in advance, we recognize the associated revenue over the subscription term, which does not fully reflect short-term trends in our operating results. In order to capture these trends and report our performance consistently with how we manage our business, we include the change in deferred revenue for the period reported in our calculation of adjusted EBITDA for that period.

After adjusting for the impact of the changes in income taxes, depreciation and interest expense, as described above under adjusted net income, adjusted EBITDA increased from $133.7 million for the year ended December 31, 2012 to $207.9 million for the year ended December 31, 2013 to $235.6 million for the year ended

December 31, 2014. These increases in adjusted EBITDA were primarily a result of our revenue growth, increases in the number of subscribers on our platform as a result of organic growth and acquisitions, an increase in ARPS and achieving greater scale benefits. During 2014 this growth was impacted by our increased investments in marketing and by the additional costs we incurred related to becoming a public company. While growth in new subscriber revenue is typically offset by marketing expense in the first year of subscription, these investments in marketing are generally neutral on a cash flow basis in the first year. In our experience, these investments become cash flow generative over the lifetime of the product renewal cycle. We expect that these investments in 2014 will contribute to cash flow starting in 2015 as subscribers remain on platform, renew their subscription and buy additional products with minimal further marketing investment.

The following table reflects the reconciliation of adjusted net income and adjusted EBITDA to net loss calculated in accordance with GAAP (all data in thousands).

	Year Ended December 31, 2012	Year Ended December 31, 2013	Year Ended December 31, 2014
Net loss	$(139,298)	$(159,846)	$(50,852)
Stock-based compensation	2,308	10,763	16,043
(Gain) loss on sale of assets	469	309	(168)
Loss of unconsolidated entities	23	2,067	61
Amortization of intangible assets	88,118	105,915	102,723
Amortization of deferred financing costs	43,405	2,768	83
Changes in deferred revenue	104,069	51,047	67,654
Impact of reduced fair value of deferred domain registration costs	—	—	(18,782)
Transaction expenses and charges(1)	32,767	45,036	4,787
Integration and restructuring expenses	294	45,594	19,927
Tax-affected impact of adjustments	(103,968)	(5,929)	(4,202)

Adjusted net income	$28,187	$97,724	$137,274

Depreciation	6,869	18,615	30,956
Income tax expense (benefit)	26,765	2,333	10,388
Interest expense, net (net of impact of amortization of deferred financing costs)	71,843	89,259	57,000

Adjusted EBITDA	$133,664	$207,931	$235,618

(1)	Includes loan prepayment penalty of $10.9 million and $6.3 million for the years ended December 31, 2012 and 2013, respectively, which is included in interest expense in the consolidated statements of operations and comprehensive loss. Also includes $9.8 million of a dividend related payment which has been treated as compensation expense for the year ended December 31, 2012.

The following table provides a reconciliation of income tax expense (benefit) included in the adjusted EBITDA table above to the income tax expense (benefit) in our consolidated statements of operations and comprehensive loss (all data in thousands).

	Year Ended December 31, 2012	Year Ended December 31, 2013	Year Ended December 31, 2014
Income tax expense (benefit)	$26,765	$2,333	$10,388
Tax-affected impact of adjustments	(103,968)	(5,929)	(4,202)

Income tax expense (benefit) in consolidated statement of operations	$(77,203)	$(3,596)	$6,186

The following table provides a reconciliation of net interest expense included in the adjusted EBITDA table above to the net interest expense in our consolidated statements of operations and comprehensive loss (all data in thousands).

	Year Ended December 31, 2012	Year Ended December 31, 2013	Year Ended December 31, 2014
Interest expense (net of impact of deferred financing costs)	$71,843	$89,259	$57,000
Amortization of deferred financing costs	43,405	2,768	83
Transaction expense—loan prepayment penalty	10,883	6,300	—

Other expense in consolidated statements of operations and comprehensive loss	$126,131	$98,327	$57,083

Components of Operating Results

Revenue

We generate revenue primarily from selling subscriptions for our cloud-based products and services. The subscriptions we offer are similar across all of our brands and are provided under contracts pursuant to which we have ongoing obligations to support the subscriber. These contracts are generally for service periods of up to 36 months and typically require payment in advance at the time of initiating the subscription for the entire subscription period. Typically, we also have arrangements in place to auto renew a subscription at the end of the subscription period. Due to factors such as introductory pricing, our renewal fees may be higher than our initial subscription. We sell more subscriptions with 12 month terms than with any other term length. We also earn revenue from the sale of domain name registrations, premium domains and non-term based products and services, such as online security products and professional technical services as well as through referral fees and commissions. We expect our revenue to increase in future periods as we expand our subscriber base, including through acquisitions, and increase our average revenue per subscriber by selling additional products and services throughout their subscription period.

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

Sales and Marketing. Sales and marketing expense primarily consists of costs associated with payments to our network of partners, SEM and SEO, general awareness and brand building activities, as well as the cost of employees engaged in sales and marketing activities. Sales and marketing expense also includes costs associated with sales of products. In the last fiscal quarter of 2013 we broadened our investment in marketing expense to include new channels for acquiring subscribers through lead-in products like storage and backup. In the year ended December 31, 2014, we continued to increase our investment in marketing, including ramping up our investment in product marketing.

Sales and marketing expense includes stock-based compensation expense for employees engaged in sales and marketing activities. We expect sales and marketing expense to increase in absolute dollars in future periods as we continue to expand our business and increase our sales efforts. We also expect sales and marketing expense to be our largest category of operating expense for the foreseeable future as we continue with our plans to develop and grow additional subscriber acquisition channels. Sales and marketing expense as a percentage of revenue may increase or decrease in a given period, depending on the cost of attracting new subscribers to our solutions (our subscriber acquisition costs), changes in how we invest in different subscriber acquisition channels, changes in how we approach search engine marketing and search engine optimization and the extent of general awareness and brand building activities we may undertake, as well as the efficiency of our sales and support personnel and our ability to sell more products and services to our subscribers and drive favorable returns on invested marketing dollars.

Engineering and Development. Engineering and development expense includes the cost of employees engaged in enhancing our systems, developing and expanding product and service offerings, and integrating technology capabilities from our acquisitions. Engineering and development expense includes stock-based compensation expense for employees engaged in engineering and development activities. We expect our engineering and development expense as a percentage of our revenue to remain in line with current levels.

General and Administrative. General and administrative expense includes the cost of employees engaged in corporate functions, such as finance, human resources, legal affairs and general management. General and administrative expense also includes all facility and related overhead costs not allocated to cost of revenue, as well as insurance premiums and professional service fees. We incurred additional expenses in preparing for our IPO and will continue to incur additional expenses associated with being a publicly traded company and due to our expansion into international territories, including increased legal, corporate insurance, tax and accounting expenses, and the additional costs of achieving and maintaining compliance with Section 404 of the Sarbanes-Oxley Act and other regulations. General and administrative expense includes stock-based compensation expense for employees engaged in general and administrative activities. We expect that general and administrative expense will continue to increase in absolute dollars but decrease marginally as a percentage of revenue as we further expand our operations and continue to operate as a public company.

Net Interest Income (Expense)

Interest expense consists primarily of costs related to, and interest paid on, our indebtedness. We include the cash cost of interest payments and loan financing fees, the amortization of deferred financing costs and the amortization of the net present value adjustment which we may apply to some deferred consideration payments related to our acquisitions in our calculation of interest expense. Interest income consists primarily of interest income earned on our cash and cash equivalents balances. Our interest expense may increase in future periods if we continue to finance acquisitions through the issuance of debt.

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

Revenue Recognition

We generate revenue primarily from selling subscriptions to our cloud-based products and services. The subscriptions we offer are similar across all of our brands and are provided under contracts pursuant to which we have ongoing obligations to support the subscriber. These contracts are generally for service periods of up to 36 months and typically require payment in advance. We recognize the associated revenue ratably over the service period, whether the associated revenue is derived from a direct subscriber or through a reseller. Deferred revenue represents the liability to subscribers for advance billings for services not yet provided and the fair value of the assumed liability outstanding for subscriber relationships purchased in an acquisition.

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

Goodwill

Goodwill relates to amounts that arose in connection with our various acquisitions and represents the difference between the purchase price and the fair value of the identifiable intangible and tangible net assets when accounted for using the purchase method of accounting. Goodwill is not amortized, but is subject to periodic review for impairment. Events that would indicate impairment and trigger an interim impairment assessment include, but are not limited to, current economic and market conditions, a decline in the equity value of the business, a significant adverse change in certain agreements that would materially affect reported operating results, business climate or operational performance of the business and an adverse action or assessment by a regulator.

In accordance with Accounting Standards Update No. 2011-08, or ASU 2011-08, Intangibles—Goodwill and Other (Topic 350) Testing Goodwill for Impairment, we are required to review goodwill by reporting unit for impairment at least annually or more often if there are indicators of impairment present. Under U.S. GAAP, a reporting unit is either the equivalent of, or one level below, an operating segment. We have determined that we operate in one segment and our entire business represents one reporting unit. Historically, we have performed our annual impairment analysis during the fourth quarter of each year. The provisions of ASU 2011-08 require us to perform a two-step impairment test for goodwill. In the first step, we compare the fair value of each reporting unit to which goodwill has been allocated to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is considered not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference. We have assessed fair value based on current market capitalization. As of December 31, 2013 and 2014, the fair value of our reporting unit exceeded the carrying value of the reporting unit’s net assets by more than 900% and, therefore, no impairment existed as of that date.

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

As of December 31, 2014, we had goodwill of $1,105.0 million and had recorded no impairment charges.

Long-Lived Assets

Our long-lived assets consist primarily of intangible assets, including acquired subscriber relationships, trade names, intellectual property, developed technology, domain names available for sale and in-process research and development, or IPR&D. We also have long-lived tangible assets, primarily consisting of property and equipment. The majority of our intangible assets have been recorded in connection with our acquisitions, including the Sponsor Acquisition. We record intangible assets at fair value at the time of their acquisition. We amortize intangible assets over their estimated useful lives.

Our determination of the estimated useful lives of the individual categories of intangible assets is based on the nature of the applicable intangible asset and the expected future cash flow to be derived from the intangible asset. We amortize intangible assets with finite lives in accordance with their estimated projected cash flows.

We evaluate long-lived intangible and tangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indicators of impairment are present and undiscounted future cash flow is less than the carrying amount, then we determine the fair value of the assets and compare it to the carrying value. If the fair value is less than the carrying value, then we reduce the carrying value to the estimated fair value and record an impairment loss in the period it is identified. We did not recognize any impairments of long-lived intangible and tangible assets in the years ended December 31, 2012, 2013 or 2014.

Indefinite life intangibles include domain names that are available for sale which are recorded at cost to acquire. These assets are not being amortized and are being tested for impairment annually and whenever events or changes in circumstance indicate that their carrying value may not be recoverable. When a domain name is sold, we record the cost of the domain in cost of revenue.

Acquired IPR&D, represents the fair value assigned to research and development that we acquire that has not been completed at the date of acquisition. The acquired IPR&D is capitalized as an intangible asset and reviewed on a quarterly basis to determine future use. Any impairment loss of the acquired IPR&D is charged to expense in the period the impairment is identified. Upon commercialization, the acquired fair value of the IPR&D will be amortized over its useful life. No such impairment losses have been identified during the years ended December 31, 2013 and 2014.

Depreciation and Amortization

We purchase or build the servers we place in our data centers, which we occupy pursuant to various lease or co-location arrangements. We also purchase the computer equipment that is used by our support and sales teams and employees in our offices. We capitalize the build-out of our facilities as leasehold improvements. Cost of revenue includes depreciation on data center equipment and support infrastructure. We also include depreciation in general and administrative expense, which includes depreciation on office equipment and leasehold improvements.

Amortization expense consists of expense related to the amortization of intangible long-lived assets. In connection with our acquisitions, we allocate fair value to acquired long-lived intangible assets, which include subscriber relationships, trade names and developed technology. We use estimates and valuation techniques to determine the estimated useful lives of our intangible assets and amortize them to cost of revenue.

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

ASC 740 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. We recognize the effect of income tax positions only if those positions are more likely than not to be sustained. We measure recognized income tax positions at the largest amount that is more likely than not to be realized. We reflect changes in recognition or measurement in the period in which the change in judgment occurs. There were no unrecognized tax benefits in the years ended December 31, 2012, 2013 and 2014.

We record interest related to unrecognized tax benefits in interest expense and penalties in operating expense. We did not recognize any interest or penalties related to unrecognized tax benefits during the years ended December 31, 2012, 2013 or 2014.

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

We estimate the fair value of employee stock options on the date of grant using the Black-Scholes option-pricing model, which requires the use of highly subjective estimates and assumptions. For restricted stock awards granted by us we estimate the fair value of each restricted stock award based on the closing trading price of our common stock as reported on the NASDAQ Global Select Market on the date of grant. There was no public market for our common stock prior to October 25, 2013, the date our common stock began trading on the NASDAQ Global Select Market, and as a result, the trading history of our common stock was limited through December 31, 2014. Therefore, we determined the volatility for options granted by us based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted by us has been determined using an average of the historical volatility measures of this peer group of companies. The expected life assumption is based on the “simplified method” for estimating expected term as we do not have sufficient historical option exercises to support a reasonable estimate of the expected term. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. We use an expected dividend rate of zero as we currently have no history or expectation of paying dividends on our common stock. In addition, we have estimated expected forfeitures of options. If our actual forfeiture rate varies from our estimate, additional adjustments to compensation expense may be required in future periods.

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

The application of purchase accounting required us to record all acquired assets and liabilities, including deferred revenue, deferred costs and long-lived assets, at fair value, which in some cases was different than their book values. The total impact of the purchase accounting treatment on our loss from operations resulting from the Sponsor Acquisition for the years ended December 31, 2012, 2013 and 2014 was $47.1 million, $26.7 million and $25.9 million, respectively. These impacts consisted of the following components:

•	Impact on Revenue. We assessed the fair value of acquired deferred revenue to be $57.5 million, representing a decrease of $73.2 million from its $130.7 million book value. The effect of recording deferred revenue to fair value was to reduce revenue in successor periods. The impact to revenue for the years ended December 31, 2012, 2013 and 2014 was $47.2 million, $5.8 million and $0.5 million, respectively.

•	Impact on Cost of Revenue. In conjunction with recording deferred revenue at fair value, we recorded related deferred domain registration costs at fair value, resulting in a $13.6 million decrease in deferred costs in successor periods. The impact on cost of revenue from deferring domain registration costs for the years ended December 31, 2012, 2013 and 2014 was $11.9 million, $1.0 million and $0.2 million, respectively. In our assessment of fair value of acquired long-lived assets, we recorded the fair value of our developed technology at $167.0 million, representing an increase of $160.1 million from a book value of $6.9 million. This increase is being amortized on a straight-line basis over ten years. In addition, we recorded the fair value of our subscriber relationships and trade names at $221.4 million, representing an increase of $104.2 million from a book value of $117.2 million. This increase is being amortized over ten to 15 years. The effect of recording long-lived assets at fair value was an increase in amortization expense to be recognized in successor periods. The impact on cost of revenue from amortizing the changes to acquired long lived assets for the years ended December 31, 2012, 2013 and 2014 was $11.8 million, $21.8 million and $25.7 million, respectively.

The following table sets forth the impact of the application of purchase accounting from the Sponsor Acquisition as described above (all data in thousands):

	Year Ended December 31, 2012	Year Ended December 31, 2013	Year Ended December 31, 2014
Revenue that would have been recognized from December 21, 2011 book value of deferred revenue	$(89,468)	$(16,000)	$(2,917)
Revenue recognized based on fair value of acquired deferred revenue	42,257	10,160	2,461

Total impact to revenue	$(47,211)	$(5,840)	$(456)

Impact of reduced fair value of deferred domain registration costs	(11,932)	(978)	(241)
Amortization impact:
Amortization that would have been recognized from December 21, 2011 book value of long-lived assets	(51,636)	(32,705)	(20,899)
Amortization on fair value of acquired long-lived assets recorded	63,409	54,541	46,634

Total amortization impact	11,773	21,836	25,735

Total impact to cost of revenue	(159)	20,858	25,494

Total impact to loss from operations	$(47,052)	$(26,698)	$(25,950)

Results of Operations

The following tables set forth our results of operations for the periods presented (all data in thousands). The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31, 2012	Year Ended December 31, 2013	Year Ended December 31, 2014
Revenue	$292,156	$520,296	$629,845
Cost of revenue	237,179	350,103	381,488

Gross profit	54,977	170,193	248,357

Operating expense:
Sales and marketing	83,110	117,689	146,797
Engineering and development	13,803	23,205	19,549
General and administrative	48,411	92,347	69,533

Total operating expense	145,324	233,241	235,879

Income (loss) from operations	(90,347)	(63,048)	12,478

Net interest income (expense)	(126,131)	(98,327)	(57,083)

Loss before income taxes and equity earnings of unconsolidated entities	(216,478)	(161,375)	(44,605)
Income tax expense (benefit)	(77,203)	(3,596)	6,186

Loss before equity earnings of unconsolidated entities	(139,275)	(157,779)	(50,791)

Equity loss of unconsolidated entities, net of tax	23	2,067	61

Net loss	$(139,298)	$(159,846)	$(50,852)

Net loss attributable to non-controlling interest	—	(659)	(8,017)

Net loss attributable to Endurance International Group Holdings, Inc.	$(139,298)	$(159,187)	$(42,835)

Comparison of the Years Ended December 31, 2013 and 2014

Revenue

	Year Ended December 31,		Change
	2013	2014	Amount	%
Revenue	$520,296	$629,845	$109,549	21%

Revenue increased by $109.5 million, or 21%, from $520.3 million for the year ended December 31, 2013 to $629.8 million for the year ended December 31, 2014. Of this increase, $31.3 million was related to revenues from our acquisition of Directi and $78.2 million was primarily due to an increase in subscribers including acquired subscribers on our platform as we expanded lead-in products such as back-up and storage and focused our marketing on attracting new subscribers, and selling more of our products such as our web presence bundle, domains, site back-up, security and SEO/SEM solutions. In addition, increases in prices paid by our subscribers at renewals or after expiration of promotional periods contributed to the increase in revenues. Consistent with our plans, as we completed the integration of the 2012 acquisitions of HostGator and Homestead onto our integrated technology platform, we were able to increase our marketing spend to drive additional subscriber signups and also enhance the promotion of our products and services through improved business insight and analytics offered through the integrated technology platform.

Cost of Revenue

	Year Ended December 31,
	2013		2014		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Cost of revenue	$350,103	67%	$381,488	61%	$31,385	9%

Cost of revenue increased by $31.4 million, or 9%, from $350.1 million for the year ended December 31, 2013 to $381.5 million for the year ended December 31, 2014. Of this increase of $31.4 million, $28.5 million was attributable to the acquisition of Directi, including an amortization charge of $6.0 million and a depreciation charge of $0.7 million. In addition, depreciation expense increased by $11.1 million to $28.3 million excluding the depreciation charge attributable to Directi while domain registration costs increased by $5.7 million and costs attributable to third-party products and services increased by $6.3 million. Stock-based compensation expense increased by approximately $0.4 million from $0.1 million for the year ended December 31, 2013 to $0.5 million for the year ended December 31, 2014. In addition, we recorded $1.8 million of facilities costs associated with closing our office in Englewood, Colorado and a $0.5 million severance charge. These increases were partially offset by a decrease in data center expenses of $7.7 million and support expenses of $6.0 million, in each case resulting from the migration of HostGator and Homestead subscribers onto our platform, as well as a $9.2 million decrease in amortization expense from $105.9 million to $96.7 million, excluding the amortization charge of $6.0 million attributable to Directi.

Our cost of revenue contains a significant portion of non-cash expenses, in particular amortization expense for the intangible assets we have acquired through our acquisitions and the Sponsor Acquisition. The following table sets forth the significant non-cash components of cost of revenue.

	Year Ended December 31, 2013	Year Ended December 31, 2014
Amortization expense	$105,915	$102,723
Depreciation expense	17,216	29,007
Stock-based compensation expense	126	547

Gross Profit

	Year Ended December 31,
	2013		2014		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Gross profit	$170,193	33%	$248,357	39%	$78,164	46%

Gross profit increased by $78.2 million, or 46%, from $170.2 million for the year ended December 31, 2013 to $248.4 million for the year ended December 31, 2014. Our gross profit as a percentage of revenue increased by six percentage points from 33% for the year ended December 31, 2013 to 39% for the year ended December 31, 2014. Approximately $77.3 million of the increase, was attributable to increases in our subscriber base, including acquired subscribers, our sale of additional products and services, increases in prices paid by our subscribers at renewals or after expiration of promotional periods and our acquisition of Directi in January 2014. Additionally, $3.2 million was attributable to a net decrease in amortization expense. The increase in our gross profit was partially offset by $1.8 million of facilities costs associated with closing our office in Englewood, Colorado and $0.5 million of severance charges incurred during the year ended December 31, 2014.

The following table sets forth gross profit and the significant non-cash components of cost of revenue as a percentage of revenue:

	Year Ended December 31, 2013	Year Ended December 31, 2014
Revenue	$520,296	$629,845
Gross profit	170,193	248,357
Gross profit % of revenue	33%	39%
Amortization expense % of revenue	20%	16%
Depreciation expense % of revenue	3%	5%
Stock-based compensation expense % of revenue	*	*

*	Less than 1%.

Operating Expense

	Year Ended December 31,
	2013		2014		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Sales and marketing	$117,689	23%	$146,797	23%	$29,108	25%
Engineering and development	23,205	4%	19,549	3%	(3,656)	(16)%
General and administrative	92,347	18%	69,533	11%	(22,814)	(25)%

Total	$233,241	45%	$235,879	37%	$2,638	1%

Sales and Marketing. Sales and marketing expense increased by $29.1 million, or 25%, from $117.7 million for the year ended December 31, 2013 to $146.8 million for the year ended December 31, 2014. In addition to investing in marketing expense for the acquisition of new subscribers, we have increased our investment in product marketing. The increase in sales and marketing spend is primarily attributable to an increase of $26.8 million in product marketing spend, $1.2 million in stock-based compensation expense, and $0.5 million in depreciation expense. In addition, net payroll and commission expense increased by $0.3 million for the year ended December 31, 2014 as we changed our commission structure, and we also incurred $0.3 million of severance charges as a result of our implementation of plans to consolidated sales and marketing operations.

Engineering and Development. Engineering and development expense decreased by $3.7 million, or 16%, from $23.2 million for the year ended December 31, 2013 to $19.5 million for the year ended December 31, 2014. Of this decrease, $5.8 million was due to a reduction in integration and restructuring costs as we completed our integration of 2012 acquisitions at the end of 2013, and $3.2 million was due to capitalizing certain software development costs in connection with our investment in improvements to our infrastructure and technology platform. This was partially offset by $2.5 million of additional expense related to our expansion of our international footprint, a $1.2 million increase in payroll and benefits and a $0.6 million increase in stock-based compensation expense from $0.3 million for the year ended December 31, 2013 to $0.9 million for the year ended December 31, 2014. In addition, we recorded $1.0 million of severance charges for the year ended December 31, 2014 as a result of our implementation of plans to consolidate our engineering and development operations.

General and Administrative. General and administrative expense decreased by $22.8 million, or 25%, from $92.3 million for the year ended December 31, 2013 to $69.5 million for the year ended December 31, 2014. The year over year decrease consisted of a $9.1 million decrease in transaction expenses and a decrease of $23.6 million related to bonus payments made in 2013 in connection with our initial public offering, partially offset by an increase in stock-based compensation of $3.1 million from $9.9 million for the year ended December 31, 2013 to $13.0 million for the year ended December 31, 2014, an increase of $6.0 million to support the growth of our business and an increase of $0.8 million in severance and related facilities costs associated with the closure of our Redwood City, California offices.

Net Interest Expense

	Year Ended December 31,		Change
	2013	2014	Amount	%
Net interest expense	$(98,327)	$(57,083)	$41,244	42%

Net interest expense decreased by $41.2 million, or 42%, from $98.3 million for the year ended December 31, 2013 to $57.1 million for the year ended December 31, 2014. Of this decrease, $33.6 million is due to lower interest expense resulting from our debt refinancing activities in November 2013, which lowered our aggregate notes payable and our effective interest rate. We also incurred $6.3 million of debt prepayment fees in 2013 that we did not have in 2014. The decrease is also due to a $1.7 million reduction in the accretion of present value for the deferred consideration and deferred bonus payments related to the HostGator acquisition, paid in January 2014, which was offset by accretion of $0.2 million for the present value for the deferred consideration in 2014 related to the Webzai and BuyDomains acquisitions, and a $0.3 million reduction in other interest expense. These decreases were partially offset by $0.5 million related to capitalized lease obligations which were entered into during the year ended December 31, 2014.

Income Tax Expense (Benefit)

	Year Ended December 31,		Change
	2013	2014	Amount	%
Income tax expense (benefit)	$(3,596)	$6,186	$9,782	272%

The expense for income taxes for the year ended December 31, 2014 decreased by $9.8 million, or 272%, from a $3.6 million benefit for the year ended December 31, 2013 to a $6.2 million expense for the year ended December 31, 2014. The decrease consisted of a net increase in our state and foreign income tax expense of $1.4 million and a net increase in our deferred tax expense of $8.4 million. The decrease in our deferred tax benefit from December 31, 2013 to December 31, 2014 was primarily attributable to the different book and tax treatment for goodwill and intangible assets recorded due to acquisitions. We expect to continue to incur deferred tax expenses in the near term. In the year ended December 31, 2014, we had nondeductible expenses primarily related to stock-based compensation, transaction costs and other foreign permanent differences.

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

Cost of revenue increased by $112.9 million, or 48%, from $237.2 million for the year ended December 31, 2012 to $350.1 million for the year ended December 31, 2013. Of this increase, $89.0 million was due to increases in cost of revenue attributable to businesses we acquired since July 1, 2012 including an amortization charge of $50.8 million and depreciation expense of $1.4 million. In addition, depreciation expense increased by $9.3 million as we expanded our data center infrastructure, excluding the $1.4 million attributable to businesses that were acquired since July 1, 2012 while domain registration costs increased by $5.3 million and costs attributable to third party products and services increased by $3.4 million. Stock-based compensation expense increased by approximately $0.1 million during the year ended December 31, 2013. In addition, payroll and benefits increased by $3.4 million which was associated with an increase in average headcount as we enhanced our support infrastructure to serve our expanding subscriber base. The remaining increase in cost of revenue of $2.4 million was due to the net impact of the application of purchase accounting related to amortization and domain registration costs.

Our cost of revenue contains a significant portion of non-cash expenses, in particular amortization expense for the intangible assets we have acquired through our acquisitions and the Sponsor Acquisition. The following table sets forth the significant non-cash components of cost of revenue.

	Year Ended December 31, 2012	Year Ended December 31, 2013
Amortization expense	$88,017	$105,915
Depreciation expense	6,247	17,216
Stock-based compensation expense	—	126

Gross Profit

	Year Ended December 31,
	2012		2013		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Gross profit	$54,977	19%	$170,193	33%	$115,216	210%

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

The following table sets forth gross profit and the significant non-cash components of cost of revenue as a percentage of revenue:

	Year Ended December 31, 2012	Year Ended December 31, 2013
Revenue	$292,156	$520,296
Gross profit	54,977	170,193
Gross profit % of revenue	19%	33%
Amortization expense % of revenue	30%	20%
Depreciation expense % of revenue	2%	3%
Stock-based compensation expense % of revenue	0%	*

*	Less than 1%.

Operating Expense

	Year Ended December 31,
	2012		2013		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Sales and marketing	$83,110	28%	$117,689	23%	$34,579	42%
Engineering and development	13,803	5%	23,205	4%	9,402	68%
General and administrative	48,411	17%	92,347	18%	43,936	91%

Total	$145,324	50%	$233,241	45%	$87,917	60%

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

Net Interest Expense

	Year Ended December 31,		Change
	2012	2013	Amount	%
Net interest expense	$(126,131)	$(98,327)	$27,804	22%

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

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations since inception primarily with cash flow generated by operations, borrowings under credit facilities and public offerings of our securities. In October 2013, we closed our IPO and received net proceeds of $232.1 million, after deducting underwriting discounts and commissions and offering expenses payable by us. On November 25, 2013, we completed a debt refinancing and used a portion of the net proceeds from our IPO to reduce our overall indebtedness by $148.8 million to $1,050.0 million. We also increased our revolving credit facility, which matures on December 22, 2016, to $125.0 million. As part of the refinancing, we paid off our second lien term loan and added an incremental first lien term loan, resulting in a lower interest rate which we expect will provide annualized savings of approximately $35.0 million, based on the first lien term loan balance as of December 31, 2014. We currently pay 5.00% interest on our first lien term loan which is based on adjusted LIBOR plus 400 basis points, subject to a LIBOR floor of 1.00% and between 7.75% and 8.50% interest on our revolving credit facility borrowings. As of December 31, 2014, the LIBOR-based interest rates on our first lien term loan facility and revolving credit facility were 5.00% and 7.75%. Under our first lien term loan facility, we are required to make quarterly principal repayments of $2.6 million.

In November 2014, we raised funds from the sale of 3.0 million shares of our common stock in our follow on offering, and received net proceeds of $41.1 million, after deducting underwriting discounts and commissions and offering related expenses payable by us. We used a portion of the net proceeds to reduce the outstanding balance of our revolving credit facility and $15.2 million to fund our investment in a 40% ownership interest in AppMachine.

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

As of December 31, 2014, we had cash and cash equivalents totaling $32.4 million and negative working capital of $274.7 million, which includes the $10.5 million current portion of the first lien term loan facility and $50.0 million drawn against our $125.0 million revolving credit facility as of December 31, 2014. In addition, we had approximately $1,026.4 million of long term indebtedness outstanding under our first lien term loan facility, which matures on November 9, 2019. We also have $325.4 million of short-term and long-term deferred revenue, which is not expected to be payable in cash.

Debt Covenants

The first lien term loan facility requires that we maintain one financial covenant, based on EBITDA coverage.

The first lien term loan facility also imposes restrictions on the payment of dividends, as well as reporting requirements. Additionally, the first lien term loan facility requires us to comply with certain negative covenants and specifies certain events of default that could result in amounts becoming payable, in whole or in part, prior to their maturity dates. We were in compliance with all covenants at December 31, 2014.

With the exception of certain excluded equity interests and certain restricted cash balances and bank deposits permitted under the terms of the first lien term loan facility, substantially all of our assets are pledged as collateral for the outstanding loan commitments.

Cash and Cash Equivalents

As of December 31, 2014, our cash and cash equivalents were primarily held for working capital purposes and for required principal and interest payments under our indebtedness. A majority of our cash and cash equivalents was held in operating accounts. Our cash and cash equivalents decreased by $34.4 million from $66.8 million at December 31, 2013 to $32.4 million at December 31, 2014. We used cash on hand at December 31, 2013, along with cash flows from operations, a portion of the proceeds from our follow-on offering and a net draw against our revolving credit facility of $50.0 million to fund our acquisition and minority investment activity described under financing and investing activities below. Our future capital requirements will depend on many factors including, but not limited to acquisitions, our growth rate, expansion of sales and marketing activities, the introduction of new and enhanced products and services, market acceptance of our solutions and our gross profits and operating expenses. We believe that our current cash and cash equivalents and operating cash flows will be sufficient to meet our anticipated working capital and capital expenditure requirements, as well as our required principal and interest payments under our indebtedness, for at least the next 12 months.

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods (all data in thousands):

	Year Ended December 31, 2012	Year Ended December 31, 2013	Year Ended December 31, 2014
Purchases of property and equipment	$(28,163)	$(33,523)	$(23,904)
Principal payments on capital lease obligations	—	—	(3,608)
Depreciation	6,869	18,615	30,956
Amortization	132,616	110,273	102,989
Cash flows provided by operating activities	55,318	32,616	142,893
Cash flows used in investing activities	(323,504)	(73,087)	(151,315)
Cash flows provided by (used in) financing activities	274,478	84,288	(25,936)

Capital Expenditures

Our capital expenditures on the purchase of property and equipment for the years ended December 31, 2013 and 2014 were $33.5 million and $23.9 million, respectively. The higher capital expenditures in the year ended December 31, 2013 included a significant investment in data center infrastructure to support the migration of subscribers from the 2012 HostGator acquisition to our systems. In addition, our capital expenditures during the year ended December 31, 2014 includes $3.6 million of principal payments under a three year capital lease for software of $11.7 million beginning in January 2014. The remaining balance payable on the capital lease is $8.1 million. We did not have any capital lease obligations in the year ended December 31, 2013. We expect to maintain our total capital expenditures in line with revenue growth as we expand our business.

Depreciation

Our depreciation expense for the years ended December 31, 2013 and 2014 increased from $18.6 million to $31.0 million. This increase was primarily due to expansion in our business by on-boarding acquisitions as well as investments in data center infrastructure as described above and leasehold improvements. The leasehold improvements were associated with new operating leases as we expanded and revamped our presence in Arizona, Utah, Texas, and Massachusetts.

Amortization

Our amortization expense, which includes amortization of other intangible assets, amortization of deferred financing costs and amortization of net present value of deferred consideration, decreased by $7.3 million from $110.3 million for the year ended December 31, 2013 to $103.0 million for the year ended December 31, 2014. Of this decrease in amortization expense, $3.2 million was primarily due to lower expenses associated with customer relationships and trade names related to acquisitions that occurred prior to December 31, 2013, partially offset by the increase of amortization expense related to intangible assets of businesses that have been acquired since January 1, 2014. In addition, $1.4 million was attributable to lower amortization expense of net present value of deferred consideration as a result of our acquisition of HostGator in July 2012, which had deferred consideration payments payable 12 and 18 months after the date of the acquisition. The final payment was made in January 2014. The remaining $2.7 million was attributable to lower amortization expense of deferred financing costs due to a debt extinguishment in November 2013 more fully described in Note 8 of the notes to the consolidated Financial Statements in Part II Item 8 of this Annual Report on Form 10-K.

Operating Activities

Cash provided by operating activities consists primarily of net loss adjusted for certain non-cash items including depreciation, amortization, stock-based compensation expense and changes in deferred taxes, and the effect of changes in working capital, in particular in deferred revenue. As we add subscribers to our platform, we typically collect subscription fees at the time of initial billing and recognize revenue over the terms of the subscriptions. Accordingly, we generate operating cash flows as we collect cash from our subscribers in advance of delivering the related products and services, and we maintain a significant deferred revenue balance. As we add subscribers and sell additional products and services, our deferred revenue balance increases. Our operating cash flows are net of transaction expenses and charges, including IPO expenses during fiscal year 2013.

Net cash provided by operating activities was $142.9 million for the year ended December 31, 2014 compared with $32.6 million for the year ended December 31, 2013. The increase in the year ended December 31, 2014 consisted of a net loss of $50.9 million, offset by non-cash charges of $153.9 million, a cash dividend of $0.2 million from a minority investment and a net change of $39.7 million in our operating assets and liabilities. The net change in our operating assets and liabilities included an increase in deferred revenue of $67.7 million, which was $16.7 million greater than in the same period in 2013 and also included an increase in prepaid domain name registry fees of $30.5 million which was $24.7 million greater than in the same period in 2013. In addition, we reduced our interest payments by $43.4 million.

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

During the year ended December 31, 2014 we used $93.7 million in cash, net of cash acquired, for the purchase consideration for our acquisitions of the web presence business of Directi, Webzai, the assets of the BuyDomains business of NameMedia, Inc., the assets of Arvixe, LLC and our purchase of a domain name business. In addition, we used $15.0 million to acquire a minority interest in Automattic, Inc., $15.2 million to acquire a 40% minority interest in AppMachine, and $3.9 million to invest in a joint venture with WZ UK, Ltd. and acquire a 49% interest in that company. We also used $23.9 million of cash to purchase property and equipment and $0.2 million to purchase certain intangible assets and received proceeds from disposals of $0.2 million. These were partially offset by a net return of $0.4 million of restricted cash held by a payment processor.

The majority of the cash used during the year ended December 31, 2013 was to purchase $33.5 million of property and equipment, in particular for the migration of HostGator subscribers as previously described above under “Capital Expenditures” and $31.0 million to obtain a controlling interest in JDI Backup, Ltd. We also used $2.4 million, net of cash acquired, for initial consideration for an acquisition in Brazil and $5.0 million paid to Directi in August 2013, upon our agreement to acquire that company, $0.8 million to purchase intangible assets and a $0.2 million net deposit of restricted cash held by a payment processor.

Financing Activities

Cash flow from financing activities consists primarily of the net change in our overall indebtedness, payment of associated financing costs, payment of deferred consideration for our acquisitions and the issuance or repurchase of equity.

During the year ended December 31, 2014, cash flows used in financing activities was $25.9 million, which includes $98.3 million of deferred consideration paid during the period, the majority of which was for our Directi, HostGator and domain name business acquisitions, offset by net borrowings against our revolving credit facility of $50.0 million, principal payments of $10.5 million under our first lien term loan facility, a $4.2 million payment to increase our investment in JDI Backup Ltd., in which we have a controlling interest and $3.6 million of principal payments related to capital lease obligations. During the year ended December 31, 2014, we borrowed in aggregate $150.0 million against our revolving credit facility and repaid in aggregate $100.0 million of the amount borrowed. We received gross proceeds from our follow-on offering of $43.5 million less capitalized issuance costs of $2.2 million. In addition we made payments of $0.7 million related to issuance costs from our IPO which were unpaid as of December 31, 2013 and we received $0.1 million of proceeds from the exercise of stock options during the year ended December 31, 2014. During the year ended December 31, 2014, we entered into a three year capital lease agreement for $11.7 million for software licenses which required principal payments of approximately $0.9 million each quarter in 2014.

During the year ended December 31, 2013, cash flow provided by financing activities net of repayments was $84.3 million. We received gross proceeds from our initial public offering of $252.6 million less capitalized issuance costs paid of $17.5 million. An additional $0.7 million of capitalized issuance costs was unpaid as of December 31, 2013. In August of 2013 we increased our first lien term loan by $90.0 million, borrowed in aggregate $57.0 million against our revolving credit facility and repaid in aggregate $72.0 million under that facility as well as $6.2 million under our first lien term loan facility. In November 2013, we repaid our second lien term loan of $315.0 million in full and increased our first lien term loan by $166.2 million, resulting in an overall reduction in our bank debt by $148.8 million to $1,050.0 million. At the end of December 2013, we made a quarterly principal payment of $2.6 million. In addition, we paid $55.6 million of deferred consideration obligations outstanding at December 31, 2012, the majority of which was for our HostGator acquisition.

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

On January 13, 2015 we paid $10.2 million related to the purchase of the remaining stake in JDI Backup Ltd.

We believe that our existing cash and cash equivalents, our cash flows from operations and use of our revolving credit facility will be sufficient to meet the maximum payment obligations related to our acquisitions, and credit facility obligations for at least the next 12 months.

Net Operating Loss Carry-Forwards

As of December 31, 2014, we had net operating loss, or NOL, carry-forwards available to offset future U.S. federal taxable income of approximately $158.9 million and future state taxable income by approximately $158.5 million. These NOL carry-forwards expire on various dates through 2033. As of December 31, 2014, we had $0.4 million of U.S. capital loss carry-forwards, which will expire in 2018. In addition, as of December 31, 2014, we had NOL carry-forwards in foreign jurisdictions available to offset future foreign taxable income by approximately $37.2 million, including approximately $2.7 million in NOL carry-forwards in India that expire in 2021 and approximately $34.3 million of NOL carry-forwards in the United Kingdom that do not expire.

Utilization of the NOL carry-forwards can be subject to an annual limitation due to the ownership percentage change limitations under Section 382 of the Internal Revenue Code or Section 382 limitation. Ownership changes can limit the amount of net operating loss and other tax attributes that a company can use each year to offset future taxable income and taxes payable. In connection with a change in control in 2011 we were subject to Section 382 annual limitations of $77.1 million against the balance of NOL carry-forwards generated prior to the change in control in 2011. Through December 31, 2014 we accumulated the unused amount of Section 382 limitations in excess of the amount of NOL carry-forwards that were originally subject to limitation. Therefore these unused NOL carry-forwards are available for future use to offset taxable income. We completed an analysis of changes in our ownership from 2011, through our IPO, to December 31, 2013 and concluded that there was not a Section 382 ownership change during this period and therefore any NOLs generated through December 31, 2013 will not be subject to any new Section 382 annual limitations on NOL carry-forwards. On November 20, 2014, we completed a follow-on offering of 13,000,000 shares of common stock. The underwriters also exercised their overallotment option to purchase an additional 1,950,000 shares of common stock from the selling stockholders. We have performed an analysis of the impact of this offering and determined that no Section 382 change in ownership has occurred. As a result, all unused NOL carry-forwards at December 31, 2014 are available for future use to offset taxable income.

Backlog and Deferred Revenue

We define our backlog as the total committed value of our contracts which have not been recognized as revenue at the end of a period. Since we require prepayments for all our products and services, our backlog is equal to our deferred revenue balance. Our backlog as of December 31, 2013 and 2014 was $249.5 million and $325.4 million, respectively. Because revenue for any period is a function of revenue recognized from deferred revenue under contracts in existence at the beginning of a period, as well as contract renewals and new customer contracts during the period, backlog at the beginning of any period is not necessarily indicative of future performance. Our presentation of backlog may differ from other companies in our industry.

Contractual Obligations and Commitments

Our principal commitments consist of obligations under our outstanding debt facilities, which includes a quarterly principal repayment against our first lien term loan facility of $2.6 million per quarter, interest payments on our term loan facilities, which are typically three-month LIBOR loans, non-cancelable leases for our office space, deferred payment obligations related to acquisitions, and purchase obligations under material contracts. The following table summarizes these contractual obligations as of December 31, 2014 (all data in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations:
Principal payments on term loan facility	$1,036,875	$10,500	$21,000	$1,005,375	$—
Interest payments on term loan facility(1)	250,877	52,363	103,272	95,242	—
Revolving credit facility	50,000	50,000	—	—	—
Capital lease obligations	8,095	3,793	4,302	—	—
Operating lease obligations	54,052	8,451	15,559	10,093	19,949
Deferred consideration(2)	24,639	13,917	10,722	—	—
Purchase commitments	110,116	18,843	25,017	21,903	44,353

Total	$1,534,654	$157,867	$179,872	$1,132,613	$64,302

(1)	Term loan facility interest rate is based on adjusted LIBOR plus 400 basis points for the first lien term loan facility, subject to a LIBOR floor of 1.00%. As of December 31, 2014, the interest rates on our first lien term loan facility and revolving credit facility were 5.00% and 7.75%. The first lien term loan facility matures on November 9, 2019 and our revolving credit facility, matures on December 22, 2016.
(2)	Consists of deferred payment obligations related to acquisitions.

Under the terms of the investment agreement for AppMachine, we are obligated to purchase the remaining 60% of AppMachine in three tranches of 20% within specified periods if AppMachine achieves a specified minimum revenue threshold within a designated timeframe. The consideration for each of the three tranches is calculated as the product of AppMachine’s revenue, as defined in the investment agreement, for the trailing twelve month period prior to the applicable determination date times a specified multiple based upon year over year revenue growth, multiplied by 20%.

Recently Issued Accounting Pronouncements

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, or ASU 2014-08. Under ASU 2014-08, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Additionally, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. ASU 2014-08 is effective for fiscal and interim periods beginning on or after December 15, 2014. We believe the adoption of ASU 2014-08 will not have an impact on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgments and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. This standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, or ASU 2014-12. This new guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. ASU 2014-12 is effective for annual reporting periods beginning after December 15, 2015 with early adoption permitted. We are evaluating the potential impact of ASU 2014-12 on our existing stock-based compensation plans.

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

Interest Rate Sensitivity

We had cash and cash equivalents of $32.4 million at December 31, 2014, the majority of which was held in operating accounts for working capital purposes and other general corporate purposes which includes payment of principal and interest under our indebtedness. As of December 31, 2014, we had approximately $1,036.9 million of indebtedness outstanding under our first lien term loan facility and a revolving credit facility of $125.0 million, of which $75.0 million was available.

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

Based on our aggregate indebtedness of $1,036.9 million as of December 31, 2014, a 100-basis-point increase in the adjusted LIBOR rate above the LIBOR floor would result in a $10.5 million increase in our aggregate interest payments over a 12-month period, and a 100-basis-point decrease at the current LIBOR rate would not result in a decrease in our interest payments.

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

ENDURANCE INTERNATIONAL GROUP HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Endurance International Group Holdings, Inc.

Burlington, Massachusetts

We have audited the accompanying consolidated balance sheets of Endurance International Group Holdings, Inc. as of December 31, 2013 and 2014 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Endurance International Group Holdings, Inc. as of December 31, 2013 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Endurance International Group Holdings, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/    BDO USA, LLP

Boston, Massachusetts

February 27, 2015

Endurance International Group Holdings, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2013	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$66,815	$32,379
Restricted cash	1,983	1,325
Accounts receivable	7,160	10,201
Deferred tax asset—short term	12,981	13,961
Prepaid domain name registry fees	22,812	49,605
Prepaid expenses and other current assets	7,050	13,173

Total current assets	118,801	120,644
Property and equipment—net	49,715	56,837
Goodwill	984,207	1,105,023
Other intangible assets—net	406,140	410,338
Deferred financing costs	430	400
Investments	6,535	40,447
Prepaid domain name registry fees, net of current portion	4,295	7,957
Other assets	10,815	4,397

Total assets	$1,580,938	$1,746,043

Liabilities, redeemable non-controlling interest and stockholders’ equity
Current liabilities:
Accounts payable	$7,950	$8,960
Accrued expenses	35,433	38,275
Deferred revenue	194,196	259,567
Current portion of notes payable	10,500	60,500
Current portion of capital lease obligations	—	3,793
Deferred consideration—short term	24,437	13,917
Other current liabilities	6,796	10,358

Total current liabilities	279,312	395,370
Long-term deferred revenue	55,298	65,850
Notes payable—long term	1,036,875	1,026,375
Capital lease obligations	—	4,302
Deferred tax liability—long term	26,171	35,579
Deferred consideration	4,207	10,722
Other liabilities	3,041	2,806

Total liabilities	$1,404,904	$1,541,004

Redeemable non-controlling interest	20,772	30,543
Commitments and contingencies
Stockholders’ equity:
Preferred Stock—par value $0.0001; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock—par value $0.0001; 500,000,000 shares authorized; 124,788,853 and 130,959,113 shares issued at December 31, 2013 and December 31, 2014, respectively; 124,766,544 and 130,914,333 outstanding at December 31, 2013 and December 31, 2014, respectively	13	14
Additional paid-in capital	754,061	816,591
Accumulated other comprehensive loss	(55)	(517)
Accumulated deficit	(598,757)	(641,592)

Total stockholders’ equity	155,262	174,496

Total liabilities, redeemable non-controlling interest and stockholders’ equity	$1,580,938	$1,746,043

See accompanying notes to consolidated financial statements.

Endurance International Group Holdings, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands)

	Year Ended December 31, 2012	Year Ended December 31, 2013	Year Ended December 31, 2014
Revenue	$292,156	$520,296	$629,845
Cost of revenue	237,179	350,103	381,488

Gross profit	54,977	170,193	248,357

Operating expense:
Sales and marketing	83,110	117,689	146,797
Engineering and development	13,803	23,205	19,549
General and administrative	48,411	92,347	69,533

Total operating expense	145,324	233,241	235,879

Income (loss) from operations	(90,347)	(63,048)	12,478

Other expense:
Interest income	34	122	331
Interest expense	(126,165)	(98,449)	(57,414)

Total other expense—net	(126,131)	(98,327)	(57,083)

Loss before income taxes and equity earnings of unconsolidated entities	(216,478)	(161,375)	(44,605)
Income tax expense (benefit)	(77,203)	(3,596)	6,186

Loss before equity earnings of unconsolidated entities	(139,275)	$(157,779)	$(50,791)

Equity loss of unconsolidated entities, net of tax	23	2,067	61

Net loss	$(139,298)	$(159,846)	$(50,852)

Net loss attributable to non-controlling interest	—	(659)	(8,017)

Net loss attributable to Endurance International Group Holdings, Inc.	$(139,298)	$(159,187)	$(42,835)

Comprehensive loss:
Foreign currency translation adjustments	—	(55)	(462)

Total comprehensive loss	$(139,298)	$(159,242)	$(43,297)

Net loss per share attributable to Endurance International Group Holdings, Inc.—basic and diluted	$(1.44)	$(1.55)	$(0.34)

Weighted-average number of common shares used in computing net loss per share attributable to Endurance International Group Holdings, Inc.—basic and diluted	96,562,674	102,698,773	127,512,346

See accompanying notes to consolidated financial statements.

Endurance International Group Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts)

	Series E Preferred Stock Par Value $0.01		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stock- holders’ Equity
	Number	Amount	Number	Amount
Balance—December 31, 2011	150,000	$149,604	96,370,113	$10	$507,307	$—	$(4,381)	$652,540
Subscription payment	—	—	—	—	100	—	—	100
Redemption of series E preferred stock	(150,000)	(150,000)	—	—	—	—	—	(150,000)
Issuance costs of series E preferred stock	—	396	—	—	—	—	(449)	(53)
Dividends paid on series E preferred stock	—	—	—	—	—	—	(5,963)	(5,963)
Dividends paid on common stock	—	—	—	—	—	—	(289,479)	(289,479)
Vesting of restricted shares	—	—	375,879	—	—	—	—	—
Net loss	—	—	—	—	—	—	(139,298)	(139,298)
Stock-based compensation	—	—	—	—	2,308	—	—	2,308

Balance—December 31, 2012	—	$—	96,745,992	$10	$509,715	$—	$(439,570)	$70,155

Issuance of common stock in connection with initial public offering, net of issuance costs of $18,219,271	—	—	21,051,000	2	234,391	—	—	234,393
Fractional share payment	—	—	(47)	—	(1)	—	—	(1)
Vesting of restricted shares	—	—	6,971,595	1	(1)	—	—	—
Common stock returned to the Company	—	—	(1,996)	—	—	—	—	(24)
Retirement of treasury stock	—	—	—	—	(24)	—	—	—
Non-controlling interest accretion	—	—	—	—	(123)	—	—	(123)
Foreign currency translation adjustments arising during the period	—	—	—	—	—	(55)	—	(55)
Net loss	—	—	—	—	(659)	—	(159,187)	(159,846)
Stock-based compensation	—	—	—	—	10,763	—	—	10,763

Balance—December 31, 2013	—	$—	124,766,544	$13	$754,061	$(55)	$(598,757)	$155,262

Vesting of restricted shares	—	—	866,820	1	(1)	—	—	—
Exercise of stock options	—	—	11,390	—	137	—	—	137
Shares issued in connection with acquisitions	—	—	2,269,579	—	27,235	—	—	27,235
Shares issued in follow-on offering, net of issuance costs of $2,405,176	—	—	3,000,000	—	41,095	—	—	41,095
Non-controlling interest accretion	—	—	—	—	(13,962)	—	—	(13,962)
Foreign currency translation adjustments arising during the period	—	—	—	—	—	(462)	—	(462)
Net loss	—	—	—	—	(8,017)	—	(42,835)	(50,852)
Stock-based compensation	—	—	—	—	16,043	—	—	16,043

Balance—December 31, 2014	—	$—	130,914,333	$14	$816,591	$(517)	$(641,592)	$174,496

See accompanying notes to consolidated financial statements.

Endurance International Group Holdings, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31, 2012	Year Ended December 31, 2013	Year Ended December 31, 2014
Cash flows from operating activities:
Net loss	$(139,298)	$(159,846)	$(50,852)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	6,869	18,615	30,956
Amortization of other intangible assets from acquisitions	88,118	105,915	102,723
Amortization of deferred financing costs	43,405	2,768	83
Amortization of net present value of deferred consideration	1,093	1,590	183
Stock-based compensation	2,308	10,763	16,043
Deferred tax expense (benefit)	(77,610)	(4,777)	3,640
(Gain) loss on sale of assets	469	309	(168)
Loss of unconsolidated entities	23	2,067	61
Dividend from minority interest	—	—	167
(Gain) loss from change in deferred consideration	—	(466)	384
Financing costs expensed	29,281	10,833	—
Changes in operating assets and liabilities:
Accounts receivable	(268)	(1,075)	(691)
Prepaid expenses and other current assets	(22,199)	(7,147)	(25,675)
Accounts payable and accrued expenses	19,058	2,020	(1,615)
Deferred revenue	104,069	51,047	67,654

Net cash provided by operating activities	55,318	32,616	142,893

Cash flows from investing activities
Business acquired in purchase transaction, net of cash acquired	(299,165)	(38,659)	(93,698)
Proceeds from sale of assets	—	23	100
Cash paid for minority investment	(250)	—	(34,140)
Purchases of property and equipment	(28,163)	(33,523)	(23,904)
Purchases of intangible assets	—	(751)	(200)
Proceeds from sale of property and equipment	127	54	94
Net (deposits) and withdrawals of principal balances in restricted cash accounts	3,947	(231)	433

Net cash used in investing activities	(323,504)	(73,087)	(151,315)

Endurance International Group Holdings, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31, 2012	Year Ended December 31, 2013	Year Ended December 31, 2014
Cash flows from financing activities:
Proceeds from issuance of term loan	1,925,000	1,145,000	—
Repayment of term loan	(1,160,000)	(1,212,625)	(10,500)
Proceeds from borrowing of revolver	15,000	57,000	150,000
Repayment of revolver	—	(72,000)	(100,000)
Payment of financing costs	(52,890)	(12,552)	(53)
Payment of deferred consideration	(7,237)	(55,635)	(98,318)
Partial settlement of redeemable non-controlling interest liability	—	—	(4,190)
Principal payments on capital lease obligations	—	—	(3,608)
Proceeds from exercise of stock options	—	—	137
Proceeds from issuance of common stock	100	252,612	43,500
Issuance costs of common stock	—	(17,512)	(2,904)
Payment of dividends on common stock	(289,479)	—	—
Issuance costs of series E preferred stock	(53)	—	—
Redemption of series E preferred stock	(150,000)	—	—
Dividends paid on series E preferred stock	(5,963)	—	—

Net cash provided by (used in) financing activities	274,478	84,288	(25,936)

Net effect of exchange rate on cash and cash equivalents	—	(247)	(78)

Net increase (decrease) in cash and cash equivalents	6,292	43,570	(34,436)
Cash and cash equivalents:
Beginning of period	16,953	23,245	66,815

End of period	$23,245	$66,815	$32,379

Supplemental cash flow information:
Interest paid	$70,176	$100,856	$57,418
Income taxes paid	$796	$1,502	$2,615
Supplemental disclosure of non-cash financing activities:
Shares issued in connection with the acquisition of Directi	$—	$—	$27,235
Assets acquired under capital lease	$—	$—	$11,704

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

Initial Public Offering

On October 30, 2013, the Company closed an initial public offering (“IPO”) of its common stock, which resulted in the sale of 21,051,000 shares of its common stock at a public offering price of $12.00 per share. The offering resulted in gross proceeds to the Company of $252.6 million and net proceeds to the Company of $232.1 million after deducting underwriting discounts, commissions and offering expenses payable by the Company. Offering expenses include both capitalized and non-capitalized expenses.

Follow-on Offering

On November 26, 2014, the Company closed a follow-on offering of its common stock, in which the Company sold 3,000,000 shares of its common stock at a public offering price of $14.50 per share and selling stockholders sold 10,000,000 shares of common stock. The underwriters also exercised their overallotment option to purchase an additional 1,950,000 shares of common stock from the selling stockholders. The Company did not receive any proceeds from the sale of shares by the selling stockholders. The follow-on offering resulted in gross proceeds to the Company of $43.5 million and net proceeds to the Company of $41.1 million after deducting underwriting discounts and commissions of $1.7 million and other estimated offering expenses of approximately $0.7 million payable by the Company. The Company incurred an additional $0.3 million of offering expenses on behalf of the selling stockholders, which was included in general and administrative expense in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2014.

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

For the years ended December 31, 2012, 2013 and 2014, no subscriber represented 10% or more of the Company’s total revenue.

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

Software Development Costs

The Company accounts for software development costs for internal use software under the provisions of ASC 350-40, “Internal-Use Software” (“ASC 350”). Accordingly, certain costs to develop internal-use computer software are capitalized, provided these costs are expected to be recoverable. There were no such costs capitalized during the year ended December 31, 2012. There was $1.2 million and $5.4 million of software development costs capitalized for the years ended December 31, 2013 and 2014, respectively.

Investments

The Company has minority investments in several privately-held companies. The Company’s voting interest in each of these companies is between 25% and 50%. The Company accounts for these investments under the equity method of accounting. Under this method, the investment balance, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee company as they occur, limited to the extent of the Company’s investment in, advances to and commitments for the investee. The Company’s share of net earnings or losses of the investee are reflected in equity losses of unconsolidated entities, net of tax, in the Company’s accompanying consolidated statements of operations.

The Company assesses the need to record impairment losses on its investments and records such losses when the impairment of an investment is determined to be other than temporary in nature. On October 31, 2013 the Company reduced its 50% voting interest in one of the minority investments to 40% and recorded a $2.6 million impairment charge (see Note 7).

Goodwill

Goodwill relates to amounts that arose in connection with the Company’s various business combinations and represents the difference between the purchase price and the fair value of the identifiable intangible and tangible net assets when accounted for using the purchase method of accounting. Goodwill is not amortized, but is subject to periodic review for impairment. Events that would indicate impairment and trigger an interim impairment assessment include, but are not limited to, current economic and market conditions, including a decline in value, a significant adverse change in certain agreements that would materially affect reported operating results, business climate or operational performance of the business and an adverse action or assessment by a regulator.

In accordance with ASC 350, Intangibles—Goodwill and Other (“ASC 350”), the Company is required to review goodwill by reporting unit for impairment at least annually or more often if there are indicators of impairment present. Under U.S. GAAP, a reporting unit is either the equivalent of, or one level below, an operating segment. The Company has determined it operates in one segment and its entire business represents one reporting unit. Historically, the Company has performed its annual impairment analysis during the fourth quarter of each year. The provisions of ASC 350 require that a two-step impairment test be performed for goodwill. In the first step, the Company compares the fair value of its reporting unit to which goodwill has been allocated to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is considered not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then the Company would record an impairment loss equal to the difference.

The Company assesses fair value based on current market capitalization. As of December 31, 2013 and 2014, the fair value of the Company’s reporting unit exceeded the carrying value of the reporting unit’s net assets by more than 900% and, therefore no impairment existed as of those dates.

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

The Company had goodwill of $984.2 million and $1,105.0 million as of December 31, 2013 and 2014, respectively, and no impairment charges have been recorded.

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

The Company evaluates long-lived intangible and tangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indicators of impairment are present and undiscounted future cash flows are less than the carrying amount, the fair value of the assets is determined and compared to the carrying value. If the fair value is less than the carrying value, then the carrying value of the asset is reduced to the estimated fair value and an impairment loss is charged to expense in the period the impairment is identified. No such impairment losses have been identified for the years ended December 31, 2012, 2013 and 2014.

Acquired In-Process Research and Development (IPR&D)

Acquired IPR&D represents the fair value assigned to research and development assets that the Company acquires that have not been completed at the date of acquisition. The acquired IPR&D is capitalized as an intangible asset and reviewed on a quarterly basis to determine future use. Any impairment loss of the acquired IPR&D is charged to expense in the period the impairment is identified. Upon commercialization, the acquired fair value of the IPR&D will be amortized over its estimated useful life. No such impairment losses have been identified in the years ended December 31, 2012, 2013 and 2014. During 2013, the Company completed its development process of in-process research and development it had acquired as of December 31, 2012 and the capitalized amount of $1.3 million was reclassified to developed technology as of December 31, 2013 and is being amortized over the estimated useful life of 5.0 years. During 2014 the Company capitalized $4.6 million of IPR&D in connection with its acquisition of WebZai, Ltd. (“Webzai”). During 2014, the Company did not capitalize any IPR&D in connection with its acquisitions of the web presence business of Directi (“Directi”), the domain name business, the assets of the BuyDomains business of Name Media, Inc. (“BuyDomains”) and the assets of Arvixe LLC (“Arvixe”).

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

A substantial amount of the Company’s revenue is generated from transactions that are multiple-element services arrangements that may include hosting plans, domain name registrations, and other cloud-based products and services.

The Company follows the provisions of the FASB, Accounting Standards Update (“ASU”) No. 2009-13 (“ASU 2009-13”), Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force and allocates revenue to each deliverable in a multiple-element service arrangement based on its respective relative selling price.

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

Sales and Marketing Costs

The Company engages in sales and marketing through various online marketing channels, which include affiliate and search marketing as well as online partnerships. The Company expenses sales and marketing costs as incurred. For the years ended December 31, 2012, 2013 and 2014, the Company’s sales and marketing costs were $83.1 million, $117.7 million and $146.8 million, respectively.

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

Foreign currency transaction gains (losses) were not material during the year ended December 31, 2012. Foreign currency transaction losses were $1.2 million and $0.8 million during the years ended December 31, 2013 and 2014, respectively. These amounts are recorded in general and administrative expense.

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

ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is more likely than not to be realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. There were no unrecognized tax benefits in the years ended December 31, 2012, 2013 and 2014.

The Company records interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2012, 2013 and 2014, the Company did not recognize any interest and penalties related to unrecognized tax benefits.

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

Net Loss per Share

The Company considered ASC 260-10, Earnings per Share (“ASC 260-10”), which requires the presentation of both basic and diluted earnings per share in the consolidated statements of operations and comprehensive loss. The Company’s basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, and, if there are dilutive securities, diluted income per share is computed by including common stock equivalents which includes shares issuable upon the exercise of stock options, net of shares assumed to have been purchased with the proceeds, using the treasury stock method. All share data retroactively reflect the shares of the Company’s common stock after giving effect to the 105,187.363-for-one stock split and the filing of the restated certificate of incorporation.

The Company’s potentially dilutive shares of common stock would be excluded from the diluted weighted-average number of shares of common stock outstanding as their inclusion in the computation would be anti-dilutive due to net losses. For the years ended December 31, 2012, 2013 and 2014, non-vested shares granted prior to the Company’s IPO, stock options, restricted stock awards and restricted stock units amounting to 8,108,177, 8,822,924 and 9,154,677, respectively, were excluded from the denominator in the calculation of diluted earnings per share as their inclusion would have been anti-dilutive.

	Year Ended December 31, 2012	Year Ended December 31, 2013	Year Ended December 31, 2014
	(in thousands, except share amount and per share data)
Computation of basic and diluted net loss per share:
Net loss attributable to Endurance International Group Holdings, Inc.	$(139,298)	$(159,187)	$(42,835)

Net loss per share attributable to Endurance International Group Holdings, Inc.:
Basic and diluted	$(1.44)	$(1.55)	$(0.34)

Weighted average number of common shares used in computing net loss per share attributable to Endurance International Group Holdings, Inc.:
Basic and diluted	96,562,674	102,698,773	127,512,346

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

Pursuant to the purchase agreement for the acquisition of Homestead, the Company assumed a reseller agreement between the former owner of Homestead and a reseller. In accordance with the reseller agreement, the Company indemnified its reseller for certain losses related to a patent litigation matter. The former owner of

Homestead defended this action, paid for the legal expenses incurred, and indemnified the Company, subject to a deductible and a limit. Any settlements or indemnity claims also remain subject to the terms of indemnification provided in the purchase agreement. The litigation was resolved and dismissed with prejudice and there were no losses to the Company.

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

Through December 31, 2014, the Company had not experienced any losses related to these indemnification obligations and no claims with respect thereto were outstanding other than the Homestead claim as described above. The Company does not expect significant claims related to these indemnification obligations and consequently concluded that the fair value of these obligations is negligible and no related liabilities were established.

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

3. Acquisitions

The Company accounts for the acquisitions of businesses using the purchase method of accounting. The Company allocates the purchase price to the tangible and identifiable intangible assets and liabilities assumed based on their estimated fair values. Purchased identifiable intangible assets typically include subscriber relationships, trade names, domain names held for sale, developed technology and IPR&D. The methodologies used to determine the fair value assigned to subscriber relationships and domain names held for sale are typically based on the excess earnings method that considers the return received from the intangible asset and includes certain expenses and also considers an attrition rate based on the Company’s internal subscriber analysis and an estimate of the average life of the subscribers. The fair value assigned to trade names is typically based on the income approach using a relief from royalty methodology that assumes that the fair value of a trade name can be measured by estimating the cost of licensing and paying a royalty fee for the trade name that the owner of the trade name avoids. The fair value assigned to developed technology typically uses the cost approach. The fair value assigned to IPR&D is based on the cost approach. If applicable, the Company estimates the fair value of contingent consideration payments in determining the purchase price. The contingent consideration is then adjusted to fair value in subsequent periods as an increase or decrease in current earnings in general and administrative expense in the consolidated statements of operations.

Acquisitions—2012

Business Combination—HostGator.com LLC

On July 13, 2012, the Company acquired all of the membership units of HostGator.com LLC, a privately-held leading provider of shared, VPS and dedicated web hosting services to small and medium sized businesses. The aggregate purchase price was $299.8 million, of which $227.3 million was paid in cash at the closing. Transaction expenses of $2.4 million were recorded as general and administrative expense. Under the terms of the purchase agreement (the “HostGator Agreement”), the purchase consideration was subject to a working capital adjustment, which resulted in an additional $0.8 million that was paid by the Company in January 2013. The Company has filed a 338(h)(10) election which allows for goodwill and intangible assets recorded as part of the acquisition to be deductible for U.S. federal income tax purposes. Under the terms of the HostGator Agreement, the Company agreed to compensate the seller for incremental taxes arising from the filing of the election and recorded $0.8 million as due and payable by the Company at December 31, 2012, which resulted in a corresponding increase to the purchase price. This amount was paid in April 2013.

The Company was also obligated to pay additional purchase consideration of $73.6 million in two installments of $49.4 million and $24.2 million, due 12 and 18 months from the acquisition date, respectively. Of this additional purchase consideration, the net present value of future cash consideration payments consisting of $47.9 million and $23.0 million were included in the aggregate purchase price while the remaining $2.7 million was accreted at the rate of $1.2 million and $1.6 million in each of the years ended December 31, 2012 and 2013, respectively, in interest expense. During 2013 and 2014, the Company paid $49.4 million and $24.2 million, respectively, of deferred consideration. Under the terms of the HostGator Agreement, the Company paid amounts deemed to be future compensation for certain employees in the amounts of $2.9 million and $2.0 million, which were due 12 and 18 months from the acquisition date, respectively. These compensation amounts were recorded as compensation expense over the service term.

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

Other Acquisitions—2012

During the year ended December 31, 2012, the Company made three smaller acquisitions. The aggregate purchase price of $13.5 million was allocated primarily to long-lived intangible assets of $7.8 million, goodwill of $6.5 million, deferred tax assets of $0.5 million, offset by deferred revenue of $1.3 million.

Under the terms of the asset acquisition purchase agreements, installment payments are payable upon the resolution of certain contingencies. An aggregate amount of $1.8 million and $0.2 million of deferred and earn-out payments were paid during 2013 and 2014, respectively. The balance of earn-out payments as of December 31, 2014 was $1.9 million after recording a net increase in deferred and earn-out payments of $0.4 million. Goodwill in the amount of $0.1 million recorded as part of one of the other acquisitions is deductible for U.S. federal income tax purposes.

Acquisitions—2013

During the year ended December 31, 2013, the Company made three small acquisitions. Under the terms of the purchase agreements, the Company acquired all of the outstanding shares of each entity for an aggregate purchase price of $5.4 million in cash plus deferred consideration payable of $5.5 million. The Company had estimated the fair value of the contingent deferred consideration of one acquisition to be $2.7 million. A full and final payment was subsequently made prior to December 31, 2013 for $2.0 million. The balance of the estimated earn-out payment of $0.7 million was written-down and recorded as an increase in current earnings in general and administrative expense in the consolidated statements of operations. The deferred consideration of $2.8 million for one of the other acquisition is payable four years after the acquisition date and is recorded as a long term liability at December 31, 2014. The purchase price of these acquisitions was allocated to long-lived intangible assets of $5.4 million and goodwill of $7.3 million.

During the year ended December 31, 2013, the Company made an initial investment of $8.8 million to acquire a 17.5% interest in a privately-held company based in the United Kingdom, JDI Backup Ltd. The agreement provided for the acquisition of additional equity interests from the shareholders of the non-controlling interest (“NCI”). In particular, it provided for a call option allowing the Company to acquire an additional equity interest during pre-specified call periods and a put option (only if the call option is exercised), for the then non-controlling interest shareholders (“NCI shareholders”) to put the remaining equity interest to the Company within pre-specified put periods, provided that the call option had been exercised during the appropriate call periods. In the fourth quarter of 2013, the Company exercised the call option in full for an additional $22.2 million in cash to acquire a controlling interest in JDI Backup.

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

Upon the exercise of the call option, the Company estimated the fair value of the assets and liabilities in accordance with the guidance for business combinations, and estimated that the value of the redeemable non-controlling interest on December 11, 2013 was $20.6 million. The difference between the initial fair value of the redeemable non-controlling interest and the value expected to be paid upon exercise of the put option is being accreted over the period commencing December 11, 2013, and up to the end of the first put option period, which commences on the eighteen month anniversary of the acquisition date. During the year ended December 31, 2014, the Company paid $4.2 million to increase its investment in JDI Backup and entered into an amendment to the put option with the NCI shareholders, which proportionately reduced the value expected to be paid upon exercise. Adjustments to the carrying amount of the redeemable non-controlling interest are charged to additional paid-in capital. The estimated value of the redeemable non-controlling interest as of December 31, 2014 was $30.5 million. NCI arising from the application of the consolidation rules is classified within the total stockholders’ equity with any adjustments charged to net loss attributable to non-controlling interest in a consolidated subsidiary in the consolidated statement of operations and comprehensive loss. See Note 18 to the financial statements for additional information.

The estimated purchase price of $31.0 million and minority interest of $20.6 million was allocated primarily to goodwill of $38.0 million, long-lived intangible assets of $28.5 million and property and equipment of $0.3 million, which were offset by $9.3 million of deferred revenue, other liabilities of $2.6 million, deferred tax liabilities of $1.9 million and negative net working capital of $1.4 million. Goodwill allocated to the acquisition is not tax deductible.

Acquisitions—2014

Directi

On January 23, 2014, the Company acquired the web presence business of Directi from Directi Web Technologies Holdings, Inc. (“Directi Holdings”). Directi provides web presence solutions to small and medium-sized businesses in various countries, including India, the United States, Turkey, China, Russia and Indonesia. The acquisition provides the Company with an established international presence focused on growing emerging markets as well as the ability to expand its geographic footprint by taking its existing portfolio of brands to international markets.

The final purchase price of $109.8 million consisted of cash payments of $82.6 million in aggregate and the issuance of 2,269,579 unregistered shares of the Company’s common stock to Directi Holdings equivalent to $27.2 million or $12.00 per share. 2,123,039 shares of the Company’s common stock were issued at closing and 146,540 shares of the Company’s common stock were issued in May 2014. Cash payments consisted of a $5.0 million advance paid in August 2013, $20.5 million paid at the closing and $57.1 million in deferred consideration that was paid during the year ended December 31, 2014.

The purchase price of $109.8 million has been allocated on a preliminary basis to goodwill of $91.2 million, long-lived intangible assets consisting of subscriber relationships, developed technology, trade names and leasehold interests of $7.7 million, $6.4 million, $7.4 million and $0.3 million, respectively, property and equipment of $2.7 million, other assets of $4.7 million and working capital of $0.2 million, offset by deferred revenue of $3.0 million, other payables of $5.4 million and deferred tax liabilities of $2.4 million. The majority of the purchase price was allocated to goodwill, which is not deductible for tax purposes. The goodwill reflects the value of an established international business and infrastructure that enables the Company to increase its market penetration in emerging markets. The intangible assets are being amortized in accordance with their estimated projected cash flows. Subscriber relationships, developed technology, trade names and leasehold interests are being amortized over 17 years, 7 years, 5 years and 4 years, respectively.

For the year ended December 31, 2014, $29.0 million of revenue from the Company’s 2014 acquisition of Directi was included in the Company’s consolidated statement of operations and comprehensive loss.

Domain Name Business

In addition, in connection with the acquisition of Directi, the Company was initially obligated to make additional aggregate payments of up to approximately $62.0 million subject to specified terms, conditions and operational contingencies. Of this $62.0 million, the Company has committed a total of $36.2 million consisting of cash payments of $27.2 million and future earn-out payments of $9.0 million to purchase a domain name business from a company associated with the founders of Directi Holdings pursuant to agreements entered into during the year ended December 31, 2014. The estimated aggregate purchase price was $36.2 million, which was allocated on a preliminary basis to long-lived intangible assets of $26.6 million and goodwill of $9.6 million, all of which is deductible for tax purposes. The intangible assets are being amortized in accordance with their estimated projected cash flows, using the accelerated method. The goodwill reflects the value of an established domain portfolio business that enables the Company to monetize that domain portfolio.

During the year ended December 31, 2014 the fair value of the earn-out decreased by $47,000. The Company recorded this increase in fair value in general and administrative expense.

Webzai

On August 12, 2014, the Company acquired Webzai, which provides the Company with a simple to use website builder and mobile website builder product, for an aggregate purchase price of $9.5 million, of which $7.0 million was paid in cash at the closing. The Company is also obligated to pay additional consideration of $3.0 million on the second anniversary of the acquisition if certain technological milestones are achieved. The net present value of the additional consideration is $2.5 million and is included in the aggregate purchase price and recorded as deferred consideration in the Company’s consolidated balance sheet as of December 31, 2014. The remaining $0.5 million is being accreted as interest expense.

The purchase price of $9.5 million has been allocated on a preliminary basis to long-lived intangible assets consisting of developed technology and IPR&D of $4.6 million and $4.6 million, respectively, goodwill of $3.0 million, deferred tax liability of $2.6 million and negative working capital of $0.1 million. Goodwill related to the acquisition is not deductible for tax purposes.

BuyDomains

On September 18, 2014, the Company completed the acquisition of substantially all of the assets of the BuyDomains business of NameMedia, Inc. BuyDomains is a provider of premium domain products. The Company expects this acquisition will allow it to better serve its subscriber demand for higher priced premium domains.

The aggregate purchase price was $44.9 million, of which $41.1 million was paid in cash at the closing. The Company is also obligated to pay additional consideration of $4.5 million on the second anniversary of the acquisition. The net present value of the additional consideration is $3.8 million and is included in the aggregate purchase price and recorded as deferred consideration in the Company’s consolidated balance sheet as of December 31, 2014. The remaining $0.7 million will be accreted as interest expense.

The purchase price of $44.9 million has been allocated on a preliminary basis to intangible assets consisting of developed technology, trade names and domains available for sale of $7.6 million, $1.9 million and $26.9 million, respectively, goodwill of $4.2 million, prepaid expenses and other current assets of $4.0 million and property and equipment of $0.3 million. Goodwill related to the acquisition is deductible for tax purposes.

Arvixe

On October 31, 2014, the Company completed the acquisition of substantially all of the assets of Arvixe, which is a web presence provider. The Company expects this acquisition will allow it to leverage its reach and size to generate better economies of scale.

The aggregate purchase price was $22.0 million, of which $17.6 million was paid in cash at the closing. The Company is also obligated to pay additional consideration of $4.4 million on the twelve-month anniversary of the acquisition.

The purchase price of $22.0 million has been allocated on a preliminary basis to intangible assets consisting of developed technology, trade names and subscriber relationships of $0.1 million, $1.2 million and $8.4 million, respectively and goodwill of $15.4 million, offset by deferred revenue of $3.1 million. Goodwill related to the acquisition is deductible for tax purposes.

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

For the intangible assets acquired in connection with all acquisitions completed during the year ended December 31, 2014, subscriber relationships has a weighted-useful life of 6.9 years, developed technology have a weighted-useful life of 7.8 years, intellectual property have a weighted-useful life of 14.3 years, trade names have a weighted-useful life of 6.4 years and leasehold interests have a weighted-useful life of 1.4 years.

Pro forma Disclosure

The Company has omitted pro forma disclosures related to its acquisitions completed during 2014 as the pro forma effect of including the results of these acquisitions since the beginning of 2014 would not be materially different than the actual results reported.

Summary of Deferred Consideration Related to Acquisitions

Components of deferred consideration short-term and long-term as of December 31, 2014, consisted of the following (in thousands):

	Short- term	Long- term
Mojoness, Inc. (Acquired in 2012).	$490	$1,370
Typepad (Acquired in 2013)	—	2,800
Domain name business (Acquired in 2014)	9,027	—
Webzai (Acquired 2014)	—	2,617
BuyDomains (Acquired in 2014)	—	3,935
Arvixe (Acquired in 2014)	4,400	—

Total	$13,917	$10,722

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

As of December 31, 2013 and 2014, the Company’s financial assets or liabilities required to be measured on a recurring basis are accrued earn-out consideration payable in connection with the 2012 acquisition of certain assets of Mojoness, Inc., or Mojo, and the 2014 acquisitions of a domain name business. The Company has classified its liabilities for contingent earn-out consideration related to these acquisitions within Level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which included probability weighted cash flows. The Company recorded a $0.7 million change in fair value of the earn-out consideration related to Mojo and one of the other 2012 acquisitions as of December 31, 2013 in the Company’s general and administrative expense in the consolidated statement of operations and comprehensive income. During the year ended December 31, 2014, the Company paid $0.2 million related to the earn-out provisions for the Mojo acquisition and recorded $23.0 million related to the 2014 domain name business acquisition of which $14.0 million was paid during the year ended December 31, 2014. The Company recorded a $0.4 million change in fair value of the earn-out consideration related to Mojo and the 2014 domain name business during the year ended December 31, 2014. The earn-out consideration in the table below is included in total deferred consideration in the Company’s consolidated balance sheets.

Basis of Fair Value Measurements

	Balance	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Balance at December 31, 2013:
Financial liabilities:
Contingent earn-out consideration	$1,655	—	—	$1,655

Total financial liabilities	$1,655	—	—	$1,655

Balance at December 31, 2014:
Financial liabilities:
Contingent earn-out consideration	$10,887	—	—	$10,887

Total financial liabilities	$10,887	—	—	$10,887

The following table summarizes the changes in the financial liabilities measured on a recurring basis using Level 3 inputs as of December 31, 2013 and 2014 (in thousands):

Financial liabilities measured using Level 3 inputs at January 1, 2013	$1,383
Accrual of contingent earn-out related to 2013 acquisition	2,934
Payment of contingent earn-out related to 2013 acquisition	(2,000)
Change in fair value of contingent earn-out	(662)

Financial liabilities measured using Level 3 inputs at December 31, 2013	$1,655
Accrual of contingent earn-out related to 2014 acquisition	22,987
Payment of contingent earn-outs related to 2012 and 2014 acquisitions	(14,158)
Change in fair value of contingent earn-outs	403

Financial liabilities measured using Level 3 inputs at December 31, 2014	$10,887

5. Property and Equipment

Components of property and equipment consisted of the following (in thousands):

	Year Ended December 31,
	2013	2014
Software	$4,503	$22,550
Computers and office equipment	59,201	76,274
Furniture and fixtures	3,715	4,045
Leasehold improvements	6,033	7,015
Construction in process	1,392	2,378

Property and equipment—at cost	74,844	112,262
Less accumulated depreciation	(25,129)	(55,425)

Property and equipment—net	$49,715	$56,837

Depreciation expense related to property and equipment for the years ended December 31, 2012, 2013 and 2014, was $6.9 million, $18.6 million, and $31.0 million, respectively.

During the year ended December 31, 2014, the Company entered into an agreement to lease software licenses for use on certain data center server equipment for a term of thirty-six months.

As of December 31, 2013 and 2014, the Company’s software shown in the above table included the software assets under a capital lease as follows (in thousands):

	December 31, 2013	December 31, 2014
Software	$—	$11,704
Less accumulated depreciation	—	(3,901)

Assets under capital lease—net	$—	$7,803

At December 31, 2014, the expected future minimum lease payments under the capital lease discussed above were approximately as follows (in thousands):

Amount
2015	$4,112
2016	4,420

Total minimum lease payments	8,532
Less amount representing interest	(437)

Present value of minimum lease payments (capital lease obligation)	8,095
Current portion	3,793

Long-term portion	$4,302

6. Goodwill and Other Intangible Assets

The following table summarizes the changes in the Company’s goodwill balances as of December 31, 2013 and 2014 (in thousands):

Goodwill balance at January 1, 2013	$936,746
Goodwill related to 2012 acquisition	844
Goodwill related to 2013 acquisitions	46,617

Goodwill balance at December 31, 2013	$984,207
Goodwill related to 2013 acquisition	(2,107)
Goodwill related to 2014 acquisitions	123,452
Foreign translation impact	(529)

Goodwill balance at December 31, 2014	$1,105,023

During the year ended December 31, 2014, the Company completed the purchase accounting related to a 2013 acquisition and allocated an additional $2.1 million to long-lived intangible assets which had been included in goodwill on a preliminary basis. The Company has not recorded any impairment charges related to goodwill during the years ended December 31, 2013 and 2014.

In accordance with ASC 350, the Company reviews goodwill and other indefinite-lived intangible assets for indicators of impairment on an annual basis and between tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount. The Company completed its annual impairment test of goodwill and other indefinite-lived intangible assets and determined that there were no indicators of impairment as of December 31, 2013 and 2014.

At December 31, 2013, other intangible assets consisted of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
Developed technology	$183,201	$36,195	$147,006	10 years
Subscriber relationships	346,506	138,297	208,209	13 years
Trade-names	69,202	20,633	48,569	13 years
Intellectual property	2,820	464	2,356	8 years

Total December 31, 2013	$601,729	$195,589	$406,140

At December 31, 2014, other intangible assets consisted of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
Developed technology	$202,654	$57,557	$145,097	7 years
Subscriber relationships	364,724	204,950	159,774	5 years
Trade-names	79,754	31,869	47,885	6 years
Intellectual property	29,520	2,976	26,544	13 years
Domain names available for sale	27,019	732	26,287	Indefinite
Leasehold interests	314	197	117	1 year
In-process research and development	4,634	—	4,634	—

Total December 31, 2014	$708,619	$298,281	$410,338

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

The Company’s amortization expense is included in cost of revenue in the aggregate amounts of $88.1 million, $105.9 million and $102.7 million, for the years ended December 31, 2012, 2013 and 2014, respectively.

At December 31, 2014, the expected future amortization of the other intangible assets, excluding indefinite life and in-process research and development intangibles, was approximately as follows (in thousands):

Year Ending December 31,	Amount
2015	$84,000
2016	68,000
2017	55,000
2018	44,000
2019	36,000
Thereafter	93,000

Total	$380,000

7. Investments

As of December 31, 2013 and 2014, the Company’s carrying value of investments in privately-held companies was $6.5 million and $40.4 million, respectively.

In 2012, the Company assumed a 50% interest in World Wide Web Hosting, LLC, a provider of web presence solutions, with a fair value of $10.0 million. On October 31, 2013, the Company sold 10% of its ownership interest in World Wide Web Hosting, LLC, reducing its interest to 40% and recorded a $1.5 million note receivable from the buyer and decreased its investment by $1.5 million. The Company evaluated its remaining 40% ownership interest in this privately-held company and recognized a $2.6 million impairment on the remaining investment, which is recorded in equity loss of unconsolidated entities, net of tax, in the Company’s consolidated statement of operations and comprehensive loss.

On June 6, 2013, the Company made an initial investment of $8.8 million to acquire a 17.5% interest in JDI Backup Ltd., which provides online desktop backup services. The agreement also provided for a call option for the acquisition of additional equity interests which the Company exercised on December 11, 2013 for more detail see Notes 3 and 12 to the consolidated financial statements).

During the year ended December 31, 2014, the Company made a strategic investment of $15.0 million in Automattic, Inc. (“Automattic”), an entity that provides content management systems associated with WordPress. The investment represents less than 5% of the outstanding shares of Automattic and better aligns the Company with an important partner.

During the year ended December 31, 2014, the Company also made an aggregate investment of $3.9 million for a joint venture with and 49% ownership interest in WZ UK, Ltd., which is a provider of technology and sales marketing services associated with web builder solutions. The agreement provides for the acquisition of additional equity interests in WZ UK Ltd. at the option of the Company.

During the year ended December 31, 2014, the Company also made an aggregate investment of $15.2 million to acquire a 40% ownership interest in AppMachineBV (“AppMachine”), which is a developer of software that allows users to build technology applications for smartphones. Under the terms of the investment agreement for AppMachine the Company is obligated to purchase the remaining 60% of AppMachine in three tranches of 20% within specified periods if AppMachine achieves a specified minimum revenue threshold within a designated timeframe. The consideration for each of the three tranches is calculated as the product of AppMachine’s revenue, as defined in the investment agreement, for the trailing twelve month period prior to the applicable determination date times a specified multiple based upon year over year revenue growth multiplied by 20%.

Investments in which the Company’s interest is less than 20% and which are not classified as available-for-sale securities are carried at the lower of cost or net realizable value unless it is determined that the Company exercises significant influence over the investee company, in which case the equity method of accounting is used. For those investments in which the Company’s voting interest is between 20% and 50%, the equity method of accounting is used. Under this method, the investment balance, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee company, as they occur, limited to the extent of the Company’s investment in, advances to and commitments for the investee. These adjustments are reflected in equity loss of unconsolidated entities, net of tax. The Company recognized net income (loss) of $0.0 million, $0.5 million and $(0.1) million for the years ended December 31, 2012, 2013 and 2014, respectively, related to its investments.

From time to time, the Company may make new and follow-on investments and may receive distributions from investee companies. As of December 31, 2014, the Company was not obligated to fund any follow-on investments in these investee companies, other than AppMachine as described above.

As of December 31, 2013 and December 31, 2014, the Company did not have an equity method investment in which the Company’s proportionate share exceeded 10% of the Company’s consolidated assets or income from continuing operations.

8. Notes Payable

At December 31, 2013 and 2014 notes payable consisted of a first lien term loan facility with a principal amount outstanding of $1,047.4 million and $1,036.9 million, respectively, which bore interest at a LIBOR-based rate of 5.00%. The current portion of the first lien term loan as of December 31 was $10.5 million in both periods. In addition, as of December 31, 2014, notes payable included a bank revolver loan (“Revolver loan”) of $50.0 million, which bore interest at a LIBOR-based rate of 7.75%. The amounts outstanding under the revolving credit facility as of December 31,2013 and December 31, 2014 of $0.0 million and $50.0 million respectively, were classified as current notes payable on the consolidated balance sheets.

January 2012 to November 8, 2012

On April 20, 2012, the Company entered into a new six-year term loan (the “April 2012 Term Loan”) for $535.0 million. At that date the Company had an outstanding term loan balance of $349.1 million which was repaid in full. On July 13, 2012, the Company entered into an amended and restated financing agreement (the “July Financing Amendment”) for an additional $135.0 million of term loans, a second lien credit agreement (the “Second Lien Agreement”) for $140.0 million and an increase in the Revolver loan facility to $75.0 million. The Company concluded that the April 2012 Term Loan and the July Financing Amendment were debt modifications in accordance with ASC 470-50, Debt—Modifications and Extinguishments (“ASC 470-50”), and as such all third-party costs incurred to modify the debt of $1.3 million were expensed. Additional financing costs of $22.0 million were incurred and were recorded as deferred financing costs with an amortization period of six years.

The Company bore interest on the LIBOR and reference-based loans of 7.75% and 8.50%, respectively and on the LIBOR based second lien term loan of 11.00%.

November 9, 2012—November 24, 2013

On November 9, 2012, the Company entered into the November Financing Amendment (“November 2012 Financing Amendment”) for a new first lien term loan in the original principal amount of $800.0 million (“November 2012 First Lien”), a Revolver loan facility in aggregate principal amount not to exceed $85.0 million and a new Second Lien credit agreement (“November 2012 Second Lien”), for an original principal amount of $315.0 million. In August 2013, the Company amended its November 2012 First Lien for an additional $90.0 million of incremental first lien term loan (“August 2013 First Lien”) before refinancing its debt in November 2013, as described below.

The Company concluded that the November 2012 Financing Amendment was a debt extinguishment in accordance with ASC 470-50, which requires the term loans be recorded at fair value. At the time of the November 2012 Financing Amendment, the April 2012 Term Loan, as modified by the July Financing Amendment, and the Second Lien facility had balances which equaled their fair value of $668.3 million and $140.0 million, respectively, and as such all expenses paid to and on behalf of the lender were expensed. Third-party financing related costs of $1.5 million were incurred and recorded as deferred financing costs with an amortization period based on the remaining terms of the loans. The Company concluded that the August 2013 First Lien was a debt modification in accordance with ASC 470-50, and as such all third-party costs incurred to modify the debt were expensed and additional financing costs of $1.3 million were incurred and recorded as deferred financing costs with an amortization period based on the remaining term of the loan.

The Company accrued interest on the LIBOR based November 2012 First Lien and November 2012 Second Lien of 7.75% and 10.25%, respectively. In addition the Company accrued interest on LIBOR and reference-based Revolver loans of 7.75% and 8.50%, respectively.

During the year ended December 31, 2012 and the nine months ended September 30, 2013, the Company made mandatory repayments on the term loan facilities in an aggregate amount of $2.7 million and $6.2 million, respectively. For the years ended December 31, 2012 and 2013, amortization of $4.5 million and $0.3 million, respectively, was included in interest expense in the consolidated statements of operations and comprehensive loss related to deferred financing costs from the November 2012 Financing Amendment and the August 2013 First Lien.

In connection with the August 2013 First Lien, the interest rates for the term loan and the November 2012 Revolver remained the same as under the November 2012 First Lien.

Debt Refinancing—November 25, 2013

In November 2013, following its IPO, the Company repaid in full its November 2012 Second Lien of $315.0 million and increased the first lien term loan facility (“November 2013 First Lien”) by $166.2 million to $1,050.0 million, thereby reducing its overall indebtedness by $148.8 million. The Company also increased its Revolver capacity by $40.0 million to $125.0 million, none of which was drawn down at the time of the increase. The mandatory repayment of principal on the November 2013 First Lien was increased to approximately $2.6 million at the end of each quarter. During the years ended December 31, 2013 and 2014, the Company made aggregate mandatory repayments on the November 2013 First Lien of $2.6 million and $10.5 million, respectively. As of December 31, 2014 the Company had $50.0 million outstanding under the Revolver. There was no change to the maturity dates of the first lien facility and Revolver, which mature on November 9, 2019 and December 22, 2016, respectively. The Company uses the Revolver to assist with cash payments for acquisitions and minority investments.

The Company concluded that the November 2013 First Lien was a debt extinguishment in accordance with ASC 470-50, which requires the term loans be recorded at fair value. The November 2013 First Lien modified the August 2013 First Lien and was recorded at face value which equaled fair value, and as such, all expenses paid to and on behalf of the lender were expensed. Third-party financing related costs of $0.4 million were incurred and recorded as deferred financing costs with an amortization period based on the remaining term of the loan.

The loans automatically bear interest at the bank’s reference rate unless the Company gives notice to opt for LIBOR-based interest rate loans. Effective November 25, 2013, the interest rate for a LIBOR based interest loan was reduced to 4.00% plus the greater of the LIBOR rate or 1.00%. The interest rate for a reference rate loan was reduced to 3.00% per annum plus the greater of the prime rate, the federal funds effective rate plus 0.50%, an Adjusted LIBOR rate or 2.00%. There was no change to the interest rates for a Revolver loan. The interest rate for an Alternate Base Rate (“ABR”) Revolver loan is 5.25% per annum plus the greater of the prime rate, the federal funds effective rate plus 0.50%, an adjusted LIBOR rate or 2.25%. The interest rate for a LIBOR based Revolver loan is 6.25% per annum plus the greater of the LIBOR rate or 1.50%. There is also a non-refundable fee, equal to 0.50% of the daily unused principal amount of the Revolver payable in arrears on the last day of each fiscal quarter.

Interest is payable on maturity of the elected interest period for a LIBOR-based interest loan, which can be one, two, three or six months. Interest is payable at the end of each fiscal quarter for a reference rate loan term loan or an ABR Revolver loan.

At December 31, 2013 and 2014, notes payable consisted of the following (in thousands):

	December 31, 2013	December 31, 2014
LIBOR First Lien term loan	$1,047,375	$1,036,875
LIBOR Revolver loan	—	50,000

	$1,047,375	$1,086,875

The maturity of the notes payable at December 31, 2014 is as follows (in thousands):

	Revolver	First Lien Term Loan	Total
2015	$50,000	$10,500	$60,500
2016	—	10,500	10,500
2017	—	10,500	10,500
2018	—	10,500	10,500
2019	—	994,875	994,875

Total	$50,000	$1,036,875	$1,086,875

Interest

The Company recorded $126.2 million, $98.5 million and $57.4 million in interest expense for the years ended December 31, 2012, 2013 and 2014, respectively.

The following table provides a summary of loan interest rates incurred and interest expense for the years ended December 31, 2012, 2013 and 2014 (in thousands):

	Year Ended December 31, 2012	Year Ended December 31, 2013	Year Ended December 31, 2014
Interest rate—LIBOR	6.25%-11.00%	5.00%-10.25%	5.00%-7.75%
Interest rate—reference	8.50%	8.50%	8.50%
Non-refundable fee—unused facility	0.50%	0.50%	0.50%
Interest expense and service fees	$52,922	$85,327	$56,247
Amortization of deferred financing fees	$4,466	$260	$83
Amortization of net present value of deferred consideration	$1,093	$1,590	$183
Interest recorded on extinguishment of term loans	$67,611	$10,833	$—
Accretion of present value of deferred bonus payments	$73	$111	$1
Interest expense for capital lease obligations	$—	$—	$503
Interest expense for deferred consideration promissory note	$—	$267	$280
Other interest expense	$—	$61	$117

Total interest expense	$126,165	$98,449	$57,414

Debt Covenants

The November 2013 First Lien requires that the Company maintain one financial covenant, based on EBITDA coverage.

There are also restrictions on the payment of dividends, as well as reporting requirements. Additionally, the First Lien term loan facility contains certain negative covenants and defines certain events of default, including a change of control and non-payment of principal and interest, among others, which could result in amounts becoming payable prior to their maturity dates. The Company was in compliance with all covenants at December 31, 2014.

Substantially all of the Company’s assets are pledged as collateral for the outstanding loan commitments with the exception of certain excluded equity interests and certain restricted cash balances and bank deposits permitted under the terms of the November 2013 First Lien.

9. Stockholders’ Equity

Preferred Stock

The Company has 5,000,000 shares of authorized preferred stock, par value $0.0001. There were no preferred shares issued or outstanding as of December 31, 2013 and 2014.

Common Stock

The Company has 500,000,000 shares of authorized common stock, par value $0.0001.

Voting Rights

All holders of common stock are entitled to one vote per share.

Series E Preferred Stock

Prior to the Company’s IPO, the Company had 150,000 authorized shares of series E preferred stock, par value $0.01 (“Series E”).

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

10. Stock-Based Compensation

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

2012 Restricted Stock Awards

Unless otherwise determined by the Company’s board of directors, stock-based awards granted prior to the IPO generally vest over a four-year period or had vesting that was dependent on the achievement of specified performance targets. The fair value of these stock-based awards was determined as of the grant date of each award using an option-pricing model and assuming no pre-vesting forfeiture of the awards.

Given the absence of an active trading market for the Company’s common stock prior to the completion of its IPO, the fair value of the equity interests underlying stock-based awards was determined by the Company’s management. In doing so, valuation analyses were prepared in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, and were used by the Company’s management to assist in determining the fair value of the equity interests underlying its stock-based awards. Each equity interest was granted with a “threshold amount” meaning that the recipient of an equity security only participated to the extent that the Company appreciated in value from and after the date of grant of the equity interest (with the value of the entity as of the grant date being the “threshold amount”). The assumptions used in the valuation models were based on future expectations combined with management’s judgment. In the absence of a public trading market, the Company’s management exercised significant judgment and considered numerous objective and subjective factors to determine the fair value of the stock-based awards as of the date of each award. These factors included:

•	contemporaneous or retrospective valuations for the Company and its securities;

•	the rights, preferences, and privileges of the stock-based awards relative to each other as well as to the existing shareholders;

•	lack of marketability of the Company’s equity securities;

•	historical operating and financial performance;

•	the Company’s stage of development;

•	current business conditions and projections;

•	hiring of key personnel and the experience of the Company’s management team;

•	risks inherent to the development of the Company’s products and services and delivery of its solutions;

•	trends and developments in the Company’s industry;

•	the threshold amount for the stock-based awards and the values at which the stock-based awards would vest;

•	the market performance of comparable publicly traded companies;

•	likelihood of achieving a liquidity event, such as an IPO or a merger or acquisition of the Company given prevailing market conditions; and

•	U.S. and global economic and capital market conditions.

The Company completed its IPO in October 2013, and determined that the performance targets associated with the performance-based stock awards were met in full and consequently the performance-based stock awards would be fully vested. However, effective prior to the first day of public trading of the Company’s common stock, the Company accelerated the vesting of 2,167,870 shares of common stock issued in respect of the time-based stock awards and modified the vesting of 3,574,637 shares issued in respect of the performance-based stock awards so that 2,580,271 shares of common stock were fully vested and 994,366 shares of common stock will follow the same vesting schedule as the time-based stock awards that were granted on the same date as such performance-based stock awards.

The Company recognized stock-based compensation expense of approximately $1.4 million for the shares of common stock issued in respect of the performance-based stock awards that vested at closing of its IPO and $2.4 million for the acceleration of vesting for a portion of the shares of common stock issued in respect of previously unvested time-based stock awards.

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

The following tables present a summary of the 2012 restricted stock awards activity for the year ended December 31, 2014 for restricted stock awards that were granted prior to the Company’s IPO:

2012 Restricted Stock Awards
Non-Vested at December 31, 2013	1,456,666
Forfeitures	(50,536)
Vested	(647,008)

Non-Vested at December 31, 2014	759,122

In connection with the IPO the Company granted restricted stock units under the prior equity plan. The following table provides a summary of the restricted stock units that were granted in connection with the IPO under this plan and the non-vested balance as of December 31, 2014:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2013	288,014	$12.00
Vested and unissued	(132,920)	$12.00

Non-vested at December 31, 2014	155,094	$12.00

2013 Stock Incentive Plan

The 2013 Stock Incentive Plan (the “2013 Plan”) of the Company became effective upon the closing of our IPO. The 2013 Plan of the Company provides for the grant of options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to employees, officers, directors, consultants and advisors of the Company. Under the 2013 Plan, the Company may issue up to 18,000,000 shares of the Company’s common stock. At December 31, 2014, 11,161,682 shares were available for grant under the 2013 Plan.

For stock options issued under the 2013 Plan, the fair value of each option is estimated on the date of grant, and an estimated forfeiture rate is used when calculating stock-based compensation expense for the period. Unless otherwise approved by the Company’s board of directors, stock options typically vest over four years and the Company recognizes compensation expense on a straight-line basis over the requisite service period of the award. The Company uses the Black-Scholes option pricing model to estimate the fair value of stock option awards and determine the related compensation expense. The weighted-average assumptions used to compute stock-based compensation expense for awards granted under the 2013 Stock Incentive Plan during the years ended December 31, 2013 and 2014 are as follows:

	2013	2014
Risk-free interest rate	1.9%	2.1%
Expected volatility	60.0%	58.3%
Expected life (in years)	6.25	6.25
Expected dividend yield	—	—

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

The following table provides a summary of the Company’s stock options as of December 31, 2014 and the stock option activity for all stock options granted under the 2013 Plan during the year ended December 31, 2014 (in thousands except exercise price):

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value(3)
Outstanding at December 31, 2013	5,619,671	$12.00
Granted	129,013	$14.80
Exercised	(11,390)	$12.00
Canceled	(329,335)	$12.03

Outstanding at December 31, 2014	5,407,959	$12.07	8.8	$34,487

Exercisable at December 31, 2014	1,556,275	$12.00	8.8	$10,007

Expected to vest after December 31, 2014(1)	3,795,293	$12.09	8.8	$24,064

Exercisable as of December 31, 2014 and expected to vest thereafter(2)	5,351,568	$12.06	8.8	$34,071

(1)	This represents the number of unvested options outstanding as of December 31, 2014 that are expected to vest in the future, which have been reduced using an estimated forfeiture rate.
(2)	This represents the number of vested options as of December 31, 2014 plus the number of unvested options outstanding as of December 31, 2014 that are expected to vest in the future, which have been reduced using an estimated forfeiture rate.
(3)	The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock on December 31, 2014 of $18.43 per share, or the date of exercise, as appropriate, and the exercise price of the underlying options.

Unless otherwise determined by the Company’s board of directors, restricted stock awards granted under the 2013 Plan generally vest annually over a four-year period. The following table provides a summary of the Company’s restricted stock award activity for the 2013 Plan during the year ended December 31, 2014:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2013	714,928	$12.00
Granted	313,840	$13.11
Vested	(219,812)	$12.28
Canceled	(113,644)	$12.08

Non-vested at December 31, 2014	695,312	$12.40

Unless otherwise determined by the Company’s board of directors, restricted stock units granted under the 2013 Plan generally vest monthly over a four-year period. The following table provides a summary of the Company’s restricted stock unit activity for the 2013 Plan during the year ended December 31, 2014:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2013	461,556	$12.00
Vested and unissued	(120,395)	$12.00

Non-vested at December 31, 2014	341,161	$12.00

All Plans

The following table presents total stock-based compensation expense recorded in the consolidated statement of operations and comprehensive loss for all 2012 restricted stock awards and units issued prior to the Company’s IPO in October 2013 and all awards granted under the 2013 Plan in connection with or subsequent to the IPO (in thousands):

	2012	2013	2014
Cost of revenue	$26	$126	$547
Sales and marketing	266	459	1,585
Engineering and development	133	267	883
General and administrative	1,883	9,911	13,028

Total operating expense	$2,308	$10,763	$16,043

The following table provides a summary of the unrecognized compensation expense for the Company’s 2012 restricted stock awards and units and the 2013 Plan awards by plan and type of award as of December 31, 2014 (in thousands):

	Unrecognized Compensation Expense at December 31, 2014	Weighted Average Period To Be Recognized
2012 Restricted Stock Awards	$653	1.3 years
2012 Restricted Stock Unit Awards	$1,820	1.2 years
2013 Plan Stock Option Awards	$25,963	2.8 years
2013 Plan Restricted Stock Awards	$7,968	2.7 years
2013 Plan Restricted Stock Unit Awards	$4,068	2.8 years

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

12. Redeemable Non-Controlling Interest

In connection with a 2013 equity investment in JDI Backup Ltd., where the Company acquired a controlling interest, the agreement provided for a put option for the then NCI shareholders to put the remaining equity interest to the Company within pre-specified put periods. As the NCI is subject to a put option that is outside the control of the Company, it is deemed a redeemable non-controlling interest and not recorded in permanent equity, and is presented as mezzanine redeemable non-controlling interest on the consolidated balance sheet, and is subject to the guidance of the Securities and Exchange Commission (“SEC”) under ASC 480-10-S99, Accounting for Redeemable Equity Securities.

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

During the year ended December 31, 2014, the Company paid $4.2 million to increase its investment in the privately-held company and entered into an amendment to the put option with the NCI shareholders. During the year ended December 31, 2014, due to the Company’s assessment of financial performance and forecasted profitability, the Company changed its estimate of the expected exercise amount of the put option. The change in estimate resulted in the fair value of the put option increasing to $30.5 million. On January 13, 2015, the Company entered into an agreement to acquire the remaining interests owned by the NCI shareholders for $30.5 million, which is payable in three equal installments on January 13, 2015, June 15, 2015 and September 15, 2015.

13. Income Taxes

The Company accounts for income taxes in accordance with authoritative guidance, which requires the use of the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based upon the difference between the consolidated financial statement carrying amounts and the tax basis of assets and liabilities and are measured using the enacted tax rate expected to apply in the years in which the differences are expected to be reversed.

The domestic and foreign components of loss before income taxes for the periods presented (in thousands):

	Year Ended
	December 31, 2012	December 31, 2013	December 31, 2014
United States	$(216,478)	$(158,481)	$(17,002)
Foreign	—	(2,894)	(27,603)

Total loss before income taxes	$(216,478)	$(161,375)	$(44,605)

The components of the provision (benefit) for income taxes consisted of the following (in thousands):

	Year Ended
	December 31, 2012	December 31, 2013	December 31, 2014
Current:
U.S. federal	$—	$—	$781
State	407	267	183
Foreign	—	914	1,582

Total current provision	407	1,181	2,546

Deferred:
U.S. federal	(64,295)	(50,007)	(581)
State	(13,315)	(8,852)	(3,983)
Foreign	—	(1,590)	(5,310)
Change in valuation allowance	—	55,672	13,514

Total deferred provision	(77,610)	(4,777)	3,640

Total expense (benefit)	$(77,203)	$(3,596)	$6,186

During 2013, the Company’s net deferred tax liability was eliminated due mainly to a reduction in a deferred liability related to definite-lived intangibles and for current period losses resulting in an increase to offsetting deferred tax assets. On December 22, 2011, the Company was acquired by Holdings. The Company recorded its intangible assets at fair value as a result of the acquisition. For U.S. GAAP purposes the definite-lived intangible assets have accelerated amortization, while for tax purposes the intangible assets maintained their historical basis and lives. As such, a deferred tax liability was established through purchase accounting. The reversal of the 2012 deferred tax liability in 2013 resulted in a deferred tax benefit in 2013. The Company established a valuation allowance on substantially all of their deferred tax assets during the year ended December 31, 2013. The benefit had been reduced after the establishment of the valuation allowance by the deferred tax expense associated with the tax amortization of assets that have an indefinite life for U.S. GAAP purposes. The state income tax is primarily driven by states who tax the Company based on a gross margin tax. The Company also has subsidiaries in Brazil and India that are generating taxable income and are driving the current foreign tax.

The following table presents a reconciliation of the statutory federal rate, and the Company’s effective tax rate, for the periods presented:

	Year Ended
	December 31, 2012	December 31, 2013	December 31, 2014
U.S. federal taxes at statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	3.6	3.2	5.9
Nondeductible stock-based compensation	(0.4)	(0.7)	(2.5)
Nondeductible transaction costs	(0.6)	(1.1)	(1.0)
Other foreign permanent differences	—	—	(2.5)
Credits	—	—	0.6
Foreign rate differential	—	(0.2)	(11.7)
Change in valuation allowance—U.S.	—	(34.0)	(23.2)
Change in valuation allowance—foreign	—	(0.5)	(7.0)
Rate change	0.4	0.4	(1.1)
Prior year true-up stock-based compensation—U.S.	—	—	(2.0)
Other	(1.3)	1.1	(3.4)

Total	35.7%	2.2%	(13.9)%

The provision (benefit) for income taxes shown on the consolidated statements of operations differs from amounts that would result from applying the statutory tax rates to income before taxes primarily because of state income taxes, the impact of changes in state apportionment, jurisdiction mix of earnings, nondeductible expenses, as well as the application of valuation allowances against U.S. and foreign assets.

The significant components of the Company’s deferred income tax assets and liabilities as of December 31, 2013 and December 31, 2014 are as follows (in thousands):

	2013	2014
Deferred income tax assets:
Net operating loss carry forward	$87,784	$70,070
Credit carryforward	—	724
Other	1,598	910
Deferred compensation	556	571
Deferred revenue	11,622	18,385
Other reserves	5,848	4,200
Stock-based compensation	2,788	5,360

Total deferred income tax assets	110,196	100,220

Deferred income tax liabilities:
Purchased intangible assets	(56,848)	(32,315)
Goodwill	(10,736)	(17,404)
Property and equipment	(16)	(2,852)

Total deferred income tax liabilities	(67,600)	(52,571)
Valuation allowance	(55,786)	(69,271)

Net deferred income tax assets/(liabilities)	$(13,190)	$(21,622)

The Company files income tax returns in the United States for federal income taxes and in various state jurisdictions. The Company also files in several foreign jurisdictions. In the normal course of business, the Company is subject to examination by tax authorities throughout the world. Since the Company is in a loss carry-forward position, the Company is generally subject to U.S. federal and state income tax examinations by tax authorities for all years for which a loss carry-forward is available. The Company is subject to tax examinations in Brazil, India and Singapore for 2013 and the United Kingdom from 2010 through 2013.

The Company recognizes, in its consolidated financial statements, the effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The Company has no unrecognized tax positions at December 31, 2013 and December 31, 2014 that would affect its effective tax rate. The Company does not expect a significant change in the liability for unrecognized tax benefits in the next 12 months.

The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realization of deferred tax assets requires significant management judgment. In determining whether its deferred tax assets are more likely than not realizable, the Company evaluated all available positive and negative evidence, and weighted the evidence based on its objectivity. Evidence the Company considered included:

•	NOLs incurred from the Company’s inception to December 31, 2014;

•	Expiration of various federal and state tax attributes;

•	Reversals of existing temporary differences;

•	Composition and cumulative amounts of existing temporary differences; and

•	Forecasted profit before tax.

As of December 31, 2014, the Company is in a cumulative pre-tax book loss position for the past three years. The Company has generated significant NOLs since inception, and as such, it has no U.S. carryback capacity. The Company has a history of expiring state NOLs. The Company scheduled out the future reversals of existing deferred tax assets and liabilities and concluded that these reversals did not generate sufficient future taxable income to offset the existing net operating losses. After consideration of the available evidence, both positive and negative, the Company has recorded a valuation allowance of $69.3 million as of December 31, 2014. The provision for income taxes results from a combination of the activities of the Company’s domestic and foreign subsidiaries.

For the years ended December 31, 2012, 2013 and 2014, the Company has recognized a tax expense (benefit) of $(77.2) million, $(3.6) million and $6.2 million, respectively, in the consolidated statements of operations and comprehensive loss. The income tax expense for the year ended December 31, 2014 is primarily attributable to a provision for foreign taxes of $1.8 million, U.S. alternative minimum taxes of $0.5 million and $0.2 million of state taxes. The remaining balance of $3.6 million for the year ended December 31, 2014 is primarily attributable to an increase in U.S. deferred tax liabilities due to the differences in the accounting treatment of goodwill under U.S. GAAP and the tax accounting treatment for goodwill of $5.8 million of U.S. federal and state deferred taxes, partially offset by a foreign deferred benefit of $2.2 million related to the reductions of deferred liabilities created in purchase accounting.

As of December 31, 2014, the Company had NOL carry-forwards available to offset future U.S. federal taxable income of approximately $158.9 million and future state taxable income by approximately $158.5 million. These NOL carry-forwards expire on various dates through 2033. The Company has $0.4 million of U.S. capital loss carry-forwards which will expire in 2018. $0.8 million of the U.S. federal NOL carry-forward and $0.2 million of the state NOL carry-forwards are from excess stock-based compensation, for which the benefit will be recorded to additional paid-in capital when recognized. As of December 31, 2014, the Company had NOL carry-forwards in foreign jurisdictions available to offset future foreign taxable income by approximately $37.2 million. India has loss carry-forwards totaling $2.7 million that expire in 2021. The Company also has loss carry-forwards in the United Kingdom of $34.3 million which carry-on indefinitely.

Utilization of the NOL carry-forwards may be subject to an annual limitation due to the ownership percentage change limitations under Section 382 of the Internal Revenue Code (“Section 382 limitation”). Ownership changes can limit the amount of net operating loss and other tax attributes that a company can use each year to offset future taxable income and taxes payable. In connection with a change in control in 2011 the Company was subject to Section 382 annual limitations of $77.1 million against the balance of NOL carry-forwards generated prior to the change in control in 2011. Through December 31, 2013 the Company accumulated the unused amount of Section 382 limitations in excess of the amount of NOL carry-forwards that were originally subject to limitation. Therefore these unused NOL carry-forwards are available for future use to offset taxable income. The Company has completed an analysis of changes in its ownership from 2011, through its IPO, to December 31, 2013. The Company concluded that there was not a Section 382 ownership change during this period and therefore any NOLs generated through December 31, 2013, are not subject to any new Section 382 annual limitations on NOL carry-forwards. On November 20, 2014, the Company completed a follow-on offering of 13,000,000 shares of common stock. The underwriters also exercised their overallotment option to purchase an additional 1,950,000 shares of common stock from the selling stockholders. The Company has performed an analysis of the impact of this offering and determined that no Section 382 change in ownership has occurred. As a result, all unused NOL carry-forwards at December 31, 2014 are available for future use to offset taxable income.

Permanent Reinvestment of Foreign Earnings

The Company considers the operating earnings of its non-United States subsidiaries to be indefinitely invested outside the United States under ASC 740-30 based on estimates that future and domestic cash generation will be sufficient to meet future domestic cash needs. The Company has three cumulatively profitable foreign jurisdictions, Brazil, India and U.A.E., which have generated approximately $8.2 million of profits outside of the United States. If the Company were to repatriate these cumulative profits, there would be sufficient United States net operating losses to offset the tax impact of the repatriation. Should the Company decide to repatriate foreign earnings the Company would have to adjust the income tax provision in the period it determined that the earnings will no longer be indefinitely vested outside the United States. A provision has not been made for U.S. or additional non-U.S. taxes on the $8.2 million of undistributed earnings because we plan to keep these amounts permanently reinvested overseas except for instances where we can remit such earnings to the U.S. without an associated net tax cost. However, to the extent such foreign earnings were remitted in the future a deferred tax liability of $1.2 million would be recorded.

14. Severance and Other Exit Costs

In connection with acquisitions, the Company may evaluate its data center, sales and marketing, support and engineering operations and the general and administrative function in an effort to eliminate redundant costs. As a result, the Company may incur charges for employee severance, exiting facilities and restructuring data center commitments and other related costs. During the year ended December 31, 2014, the Company implemented plans to further integrate and consolidate its data center, support and engineering operations, resulting in severance and facility exit costs. The severance charges are associated with eliminating approximately 90 positions across primarily support, engineering operations and sales and marketing. The Company incurred severance costs of $2.3 million in the year ended December 31, 2014 related to these restructuring activities. The employee-related charges associated with these restructurings were completed during the year ended December 31, 2014. The Company has paid $1.7 million of severance costs during the year ended December 31, 2014 and accrued a severance liability of $0.6 million as of December 31, 2014 related to these severance costs.

The Company has incurred facility costs associated with closing offices in Redwood City, California and Englewood, Colorado. At the time of closing these offices, the Company had remaining lease obligations of approximately $3.0 million for these vacated facilities through March 31, 2018. The Company recorded a facilities charge for these future lease payments, less expected sublease income, of $2.1 million during the year ended December 31, 2014. Of the $2.1 million facilities charge, $1.8 million is included in cost of revenue and $0.3 million is included in general and administrative expense in the Company’s consolidated statement of operations and comprehensive loss.

The following table provides a summary of the activity for the year ended December 31, 2014 related to the Company’s severance and other exit costs accrual (in thousands):

	Employee Severance	Facilities	Total
Balance at December 31, 2013	$—	$—	$—
Severance and other exit cost charges	2,320	2,140	4,460
Cash paid	(1,726)	(285)	(2,011)

Balance at December 31, 2014	$594	$1,855	$2,449

The following table presents severance charges recorded in the consolidated statement of operations and comprehensive loss for the periods presented (in thousands):

Year Ended December 31, 2014
Cost of revenue	$517
Sales and marketing	301
Engineering and development	960
General and administrative	542

Total severance charges	$2,320

15. Commitments and Contingencies

Operating Leases

The Company has operating lease commitments for certain facilities and equipment that expire on various dates through 2026. The following table outlines future minimum annual rental payments under these leases at December 31, 2014 (in thousands):

Year Ending December 31,	Amount
2015	$8,451
2016	8,378
2017	7,181
2018	5,093
2019	5,000
Thereafter	19,949

Total minimum lease payments	$54,052

Total rent expense incurred under non-cancellable operating leases for the years ended December 31, 2012, 2013 and 2014, were $2.7 million, $8.9 million and $9.8 million, respectively.

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

16. Employee Benefit Plans

The Company has a defined contribution plan established under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”), which covers substantially all employees. Employees are eligible to participate in the 401(k) Plan beginning on the first day of the month following commencement of their employment. The 401(k) Plan includes a salary deferral arrangement pursuant to which participants may elect to reduce their current compensation by up to the statutorily prescribed limit, equal to $17,500 in 2014, and have the amount of the reduction contributed to the 401(k) Plan. Beginning January 1, 2013, the Company matched 100% of each participant’s annual contribution to the 401(k) plan up to 3% of the participant’s salary and then 50% of each participant’s contribution up to 2% of each participant’s salary. The match immediately vests 100%. Matching contributions by the Company to the 401(k) Plan related to the 2013 and 2014 plan years were approximately $1.2 million and $2.2 million, respectively. The Company did not make matching contributions to the 401(k) Plan in the year ended December 31, 2012.

In connection with an acquisition in 2011, the Company assumed a defined contribution plan established under Section 401(k) of the Internal Revenue Code (the “Dotster 401(k) Plan”), in which employees were eligible to participate upon the date of hire. Under the Dotster 401(k) Plan, the Company matched 100% of each participant’s annual contribution to the Dotster 401(k) Plan up to 3% of each participant’s salary and then 50% of each participant’s annual contribution to the Dotster 401(k) Plan up to 2% of each participant’s salary. The match immediately vested 100%. Matching contributions by the Company related to the 2012 and 2013 plan years in the amounts of $0.2 million and $0.4 million, respectively, were made to the Dotster 401(k) Plan. The Dotster 401(k) plan merged with the Company’s 401(k) plan during the year ended December 31, 2014.

In connection with the HostGator acquisition in 2012, the Company assumed a defined contribution plan established under Section 401(k) of the Internal Revenue Code (the “HostGator 401(k) Plan”), in which employees were eligible to participate on the date of hire. Under the HostGator 401(k) Plan, the Company matched 25% of each participant’s annual contribution up to 4% of each participant’s salary, vesting 100% after three years of service. Matching contributions by the Company related to the 2012 and 2013 plan years in the amounts of $0.1 million for each year, were made to the HostGator 401(k) Plan. The HostGator 401(k) plan merged with the Company’s 401(k) plan during the year ended December 31, 2014.

17. Related Party Transactions

The Company has various agreements in place with related parties. Below are details of related party transactions that occurred during the years ended December 31, 2012, 2013 and 2014.

The Company has contracts with entities for outsourced services. The ownership of these entities is held directly or indirectly by family members of the Company’s chief executive officer, who is also a director of the Company.

The following table presents the amount of related party transactions recorded in the consolidated statements of operations and comprehensive loss and amounts included in accounts payable and accrued expense in the consolidated balance sheets relating to services under these agreements for the periods indicated (in thousands):

	2012	2013	2014
Cost of revenue	$4,600	$5,200	$7,400
Sales and marketing	300	300	600
Engineering and development	1,000	900	1,700
General and administrative	900	900	700

Total related party transaction expense	$6,800	$7,300	$10,400

Amount included in accounts payable or accrued expense	$200	$400	$1,300

The Company also has agreements with an entity that provides a multi-layered third-party security application that is sold by the Company. The entity is collectively majority owned by the Company’s chief executive officer, and two investors in the Company, one of whom is a director of the Company, and who are beneficial owners, directly and indirectly, of equity in the Company. During the year ended December 31, 2014, the Company’s principal agreement with this entity was amended which resulted in the accounting treatment of expenses being recorded against revenue.

The following table presents the amount of related party transactions recorded in the consolidated statements of operations and comprehensive loss and amounts included in accounts payable and accrued expense in the consolidated balance sheets relating to services under these agreements for the periods indicated (in thousands):

	2012	2013	2014
Revenue (contra)	$—	$—	$600
Cost of revenue	$2,200	$3,000	$4,800

Total related party transaction expense	$2,200	$3,000	$5,400

Amount included in accounts payable or accrued expense	$400	$700	$900

18. Subsequent Events

With respect to the consolidated financial statements as of and for the year ended December 31, 2014, the Company performed an evaluation of subsequent events through the date of this filing.

On January 13, 2015, the Company entered into an agreement to increase its investment in JDI Backup Ltd. to 100%. See Notes 3 and 12.

19. Information about Geographic Areas

It is impracticable for the Company to provide revenue information by geography for December 31, 2012, 2013 and 2014 due to unavailability of geographic information for some subscribers acquired as part of previous acquisitions as well as limitations in certain accounting systems that are currently in use. The following table presents the amount of tangible long-lived assets by geographic area (in thousands):

	2013	2014
United States	$49,269	$55,191
International	446	1,646

Total	$49,715	$56,837

20. Quarterly Financial Data (unaudited)

The following table presents the Company’s unaudited quarterly financial data (in thousands):

	For the three months ended:
	March 31, 2013	June 30, 2013	Sept. 30, 2013	Dec. 31, 2013	March 31, 2014	June 30, 2014	Sept. 30, 2014	Dec. 31, 2014
Revenue	$122,741	$128,222	$132,913	$136,420	$145,750	$151,992	$160,167	$171,936
Gross profit	$35,533	$40,250	$45,748	$48,862	$56,559	$59,381	$62,751	$69,666
Income (loss) from operations	$(12,234)	$(10,880)	$(4,335)	$(35,599)	$(5,499)	$(1,085)	$5,254	$13,808
Net loss attributable to Endurance International Group Holdings, Inc.	$(21,728)	$(42,958)	$(27,027)	$(67,474)	$(19,285)	$(13,448)	$(7,898)	$(2,204)

Basic and diluted net loss per share attributable to Endurance International Group Holdings, Inc.	$(0.22)	$(0.44)	$(0.28)	$(0.57)	$(0.15)	$(0.11)	$(0.06)	$(0.02)

In the three months ended December 31, 2013 net loss attributable to Endurance International Group Holdings, Inc. included $24.9 million of expense attributable to bonus payments in connection with the Company’s IPO. In addition, the three months ended December 31, 2013 included $9.7 million of stock-based compensation expense primarily attributable to the acceleration of certain non-vested shares and the granting of stock-based awards at the time of the IPO.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2014, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation of our disclosure controls and procedures as of December 31, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as a process designed by, or under the supervision of our chief executive and chief financial officers and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the polices or procedures may deteriorate.

Under the supervision and with the participation of our management, our chief executive officer and chief financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, we used criteria set forth in the 2013 framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we concluded that as of December 31, 2014, our internal control over financial reporting was effective.

Our audited consolidated financial statements include the results of Directi, which we acquired on January 23, 2014, Webzai, which we acquired on August 12, 2014, BuyDomains, which we acquired on September 18, 2014 and Arvixe, which we acquired on October 31, 2014. The scope of our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014, does not include the internal controls of Directi, Webzai, BuyDomains and Arvixe as management determined that it would not be practical to conduct a sufficiently comprehensive assessment of the internal controls of Directi, Webzai, BuyDomains and Arvixe based on the dates of the acquisitions and management’s other time commitments. Guidance issued by the Securities and Exchange Commission permits companies to exclude acquisitions from their assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Directi, Webzai, BuyDomains and Arvixe represented approximately 3% and (2)% of our total assets and net assets, respectively as of December 31, 2014 and 6% of our total revenues for the year ended December 31, 2014.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by BDO USA LLP, an independent registered public accounting firm, as stated in the following report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Endurance International Group Holdings, Inc.

Burlington, Massachusetts

We have audited Endurance International Group Holdings, Inc.’s internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Endurance International Group Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Directi, which was acquired on January 23, 2014, Webzai, which was acquired on August 12, 2014, BuyDomains, which was acquired on September 18, 2014 and Arvixe which was acquired on October 31, 2014, and which are included in the consolidated balance sheet of Endurance International Group Holdings, Inc. as of December 31, 2014, and the related consolidated statement of operations and comprehensive loss, stockholders’ equity, and cash flows for the year then ended. Directi, Webzai, BuyDomains and Arvixe constituted 3% and (2)% of total assets and net assets, respectively as of December 31, 2014 and 6% of revenues for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of Directi, Webzai, BuyDomains and Arvixe because of the timing of the acquisitions which were completed during 2014. Our audit of internal control over financial reporting of Endurance International Group Holdings, Inc. also did not include an evaluation of the internal control over financial reporting of Directi, Webzai, BuyDomains and Arvixe.

In our opinion, Endurance International Group Holdings Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Endurance International Group Holdings, Inc. as of December 31, 2013 and 2014, and the related consolidated statement of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014 and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/    BDO USA, LLP

Boston, Massachusetts

February 27, 2015

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On July 2, 2013, the billing information for a subscriber account, or the Subscriber Account, was updated to include Seyed Mahmoud Mohaddes, or Mohaddes. On September 16, 2013, the Office of Foreign Assets Control, or OFAC, designated Mohaddes as a Specially Designated National, or SDN, pursuant to 31 C.F.R. Part 560.304. On or around September 26, 2014, during a routine compliance scan of new and existing subscriber accounts, we discovered that Mohaddes, a SDN, was named as an account contact for the Subscriber Account. We promptly suspended the Subscriber Account, locked the domain name IOCUKLTD.COM, which was registered to the Subscriber Account, and reported the domain name to OFAC as potentially the property of a SDN subject to blocking pursuant to Executive Order 13599. Since September 16, 2013, when Mohaddes was added to the SDN list, charges in the total amount of $120.35 were made to the Subscriber Account for web hosting and domain privacy services. We have ceased billing for the Subscriber Account. To date, we have not received any correspondence from OFAC regarding this matter.

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

We understand that SAMIH’s affiliates intend to disclose in their next annual or quarterly report that Santander UK holds frozen savings and current accounts for three customers resident in the United Kingdom who are currently designated by the United States for terrorism. The accounts held by each customer were blocked after the customer’s designation and remained blocked and dormant throughout 2014. No revenue has been generated by Santander UK on these accounts. The bank account held for one of these customers was closed in the fourth quarter of 2014.

We also understand that SAMIH’s affiliates intend to disclose in their next annual or quarterly report that an Iranian national, resident in the United Kingdom, who is currently designated by the United States under the Iran Financial Sanctions Regulations and the Weapons of Mass Destruction Proliferators Sanctions Regulations, or the NPWMD sanctions program, holds a mortgage with Santander UK that was issued prior to any such designation. No further drawdown has been made or would be permitted under this mortgage although Santander UK continues to receive repayment installments. In 2014, total revenue in connection with the mortgage was approximately £2,580 and net profits were negligible relative to the overall profits of Santander UK. The same Iranian national also holds two investment accounts with Santander UK. The accounts have remained frozen during 2014. The investment returns are being automatically reinvested, and no disbursements have been made to the customer. Total revenue for the Banco Santander group in connection with the investment accounts was £250 and net profits were negligible relative to the overall profits of Banco Santander, S.A.

We also understand that SAMIH’s affiliates intend to disclose in their next annual or quarterly report that during the third quarter of 2014, Santander UK identified a United Kingdom national designated by the United States under the NPWMD sanctions program who holds a business account. No transactions were made, and the account was closed in the fourth quarter of 2014. No revenue or profit has been generated.

We also understand that SAMIH’s affiliates intend to disclose in their next annual or quarterly report that during the third quarter of 2014, Santander UK identified a United Kingdom national designated by the United States for reasons of terrorism who held a personal current account and a personal credit card account, both of which were closed in the third quarter of 2014. Although transactions took place on the current account during the third quarter of 2014, revenue and profits generated were negligible. No transactions took place on the credit card.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

The information required by this item is incorporated by reference from the information disclosed under the heading “Management and Corporate Governance” and under the subheading “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the 2015 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

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

The information required by this item is incorporated by reference to the information disclosed under the heading “Executive Compensation” and under the subheading “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for the 2015 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the information disclosed under the heading “Principal Stockholders” and under the subheading “Equity Compensation Plan Information” in our definitive proxy statement for the 2015 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference to the information disclosed under the heading “Related Person Transactions” and under the subheading “Director Independence” in our definitive proxy statement for the 2015 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the information disclosed under the proposal “Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive proxy statement for the 2015 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	Financial Statements

For a list of the consolidated financial statements included herein, which are incorporated into this Item by reference, see Index to Consolidated Financial Statements on page 66 of this Annual Report on Form 10-K.

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

ENDURANCE INTERNATIONAL GROUP HOLDINGS, INC.

Date: February 27, 2015	By:	/s/ Hari Ravichandran
Hari Ravichandran
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hari Ravichandran Hari Ravichandran	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2015

/s/ Tivanka Ellawala Tivanka Ellawala	Chief Financial Officer (Principal Financial Officer)	February 27, 2015

/s/ Timothy Mathews Timothy Mathews	Chief Accounting Officer (Principal Accounting Officer)	February 27, 2015

/s/ James C. Neary James C. Neary	Chairman of the Board	February 27, 2015

/s/ Dale Crandall Dale Crandall	Director	February 27, 2015

/s/ Joseph P. DiSabato Joseph P. DiSabato	Director	February 27, 2015

/s/ Thomas Gorny Thomas Gorny	Director	February 27, 2015

/s/ Michael Hayford Michael Hayford	Director	February 27, 2015

/s/ Peter J. Perrone Peter J. Perrone	Director	February 27, 2015

/s/ Chandler J. Reedy Chandler J. Reedy	Director	February 27, 2015

/s/ Justin L. Sadrian Justin L. Sadrian	Director	February 27, 2015

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith	Furnished Herewith
		Form	File Number	Date of Filing	Exhibit Number

3.1	Restated Certificate of Incorporation of the Registrant	S-1/A	333-191061	October 23, 2013	3.3

3.2	Amended and Restated Bylaws of the Registrant	S-1/A	333-191061	October 23, 2013	3.5

4.1	Specimen certificate evidencing shares of common stock of the Registrant	S-1/A	333-191061	October 8, 2013	4.1

4.2	Second Amended and Restated Registration Rights Agreement by and among the Registrant and the other parties thereto	10-Q	001-36131	November 7, 2014	4.2

4.3	Stockholders Agreement by and among the Registrant and certain holders of the Registrant’s common stock	10-Q	001-36131	November 7, 2014	4.3

10.1#	2013 Stock Incentive Plan	S-1/A	333-191061	October 11, 2013	10.1

10.2#	Form of Stock Option Agreement under the 2013 Stock Incentive Plan	S-1/A	333-191061	October 8, 2013	10.2

10.3#	Form of Restricted Stock Agreement under the 2013 Stock Incentive Plan	S-1/A	333-191061	October 8, 2013	10.3

10.4#	Form of Director Stock Option Agreement under the 2013 Stock Incentive Plan	S-1/A	333-191061	October 8, 2013	10.29

10.5#	Form of Restricted Stock Agreement and Acknowledgment	S-1/A	333-191061	October 8, 2013	10.25

10.6#	Form of Modification to Restricted Stock Agreement and Acknowledgment	10-K	001-36131	February 28, 2014	10.6

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith	Furnished Herewith
		Form	File Number	Date of Filing	Exhibit Number

10.7#	Stock Option Agreement between the Registrant and Hari Ravichandran, dated October 25, 2013	10-K	001-36131	February 28, 2014	10.7

10.8#	Restricted Stock Unit Agreement between the Registrant and Hari Ravichandran, dated October 25, 2013, as amended by Amendment No. 1, dated as of December 12, 2013	10-K	001-36131	February 28, 2014	10.8

10.9#	Restricted Stock Unit Agreement between the Registrant and Hari Ravichandran, dated October 25, 2013, as amended by Amendment No. 1, dated as of December 12, 2013	10-K	001-36131	February 28, 2014	10.9

10.10#	2015 Management Incentive Plan of the Registrant					X

10.11#	Offer Letter, dated as of April 11, 2011, by and between The Endurance International Group, Inc. and Ronald LaSalvia	S-1	333-191061	September 9, 2013	10.21

10.12#	Bonus Arrangement for Ronald LaSalvia	10-Q	001-36131	May 9, 2014	10.2

10.13#	Offer Letter, dated as of April 30, 2011, by and between The Endurance International Group, Inc. and John Mone	S-1	333-191061	September 9, 2013	10.22

10.14#	Employment Agreement, dated as of October 10, 2012, by and among EIG Investors Corp., Tivanka Ellawala and, solely with respect to Section 6 thereof, WP Expedition Topco LLC	S-1	333-191061	September 9, 2013	10.23

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith	Furnished Herewith
		Form	File Number	Date of Filing	Exhibit Number

10.15#	Employment Agreement, dated as of September 30, 2013, between Hari Ravichandran and the Registrant, as amended by Amendment No. 1, dated as of October 11, 2013	S-1/A	333-191061	October 11, 2013	10.24

10.16#	Form of Indemnification Agreement entered into between the Registrant and each director and executive officer	S-1/A	333-191061	October 8, 2013	10.19

10.17	Gross Lease, dated May 17, 2012, by and between The Endurance International Group, Inc. and MEPT Burlington, LLC, as amended on June 13, 2013	S-1	333-191061	September 9, 2013	10.5

10.18	Second Amendment to Lease, dated as of March 28, 2014, by and between Burlington Centre Owner LLC and The Endurance International Group, Inc.	10-Q	001-36131	May 9, 2014	10.5

10.19	Third Amendment to Lease, dated as of September 24, 2014, by and between Burlington Centre Owner LLC and The Endurance International Group, Inc.	10-Q	001-36131	November 7, 2014	10.1

10.20	Fourth Amendment to Lease, dated as of November 14, 2014, by and between Burlington Centre Owner LLC and The Endurance International Group, Inc.					X

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith	Furnished Herewith
		Form	File Number	Date of Filing	Exhibit Number

10.21+	Collocation/Interconnection License, dated as of May 29, 2007, by and between The Endurance International Group, Inc. and Markley Boston, LLC, as amended on June 1, 2007, August 31, 2008, December 4, 2008, April 30, 2009, February 2011 and February 2, 2012	S-1	333-191061	September 9, 2013	10.7

10.22+	Collocation/Interconnection License, dated as of February 2, 2012, by and between The Endurance International Group, Inc. and One Summer Collocation, LLC, as amended January 4, 2013	S-1	333-191061	September 9, 2013	10.11

10.23+	Master Services Agreement, dated as of April 30, 2009, by and between The Endurance International Group, Inc. and Switch and Data Management Company LLC	S-1	333-191061	September 9, 2013	10.8

10.24+	Master Service Agreement (United States), dated as of November 28, 2011, by and between The Endurance International Group, Inc. and Equinix Operating Co., Inc., as amended by Replacement Order 110712 and Replacement Order 112014, each effective as of December 2, 2014					X

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith	Furnished Herewith
		Form	File Number	Date of Filing	Exhibit Number

10.25+	Master Services Agreement, effective January 1, 2014, by and between Ace Data Centers, Inc. and The Endurance International Group, Inc.	10-Q	001-36131	May 9, 2014	10.3

10.26+	Master Service Agreement, dated as of June 20, 2013, by and between HostGator.com LLC and CyrusOne LLC	S-1	333-191061	September 9, 2013	10.26

10.27	Refinancing Amendment, dated as of November 25, 2013, by and among the refinancing lenders party thereto, the revolving lenders party thereto, the Registrant, EIG Investors Corp., and Credit Suisse AG, as Administrative Agent	10-K	001-36131	February 28, 2014	10.23

10.28	Third Amended and Restated Credit Agreement, dated as of November 25, 2013, by and among the Registrant, EIG Investors Corp., as Borrower, the lenders party thereto, and Credit Suisse AG, as Administrative Agent	10-K	001-36131	February 28, 2014	10.24

10.29	Amended and Restated Collateral Agreement, dated as of November 25, 2013, by and among the Registrant, EIG Investors Corp., the other grantors party thereto, and Credit Suisse AG, as Administrative Agent	10-K	001-36131	February 28, 2014	10.25

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith	Furnished Herewith
		Form	File Number	Date of Filing	Exhibit Number

10.30	Amended and Restated Master Guarantee Agreement, dated as of November 25, 2013, by and among the Registrant, EIG Investors Corp., the other guarantors party thereto, and Credit Suisse AG, as Administrative Agent	10-K	001-36131	February 28, 2014	10.26

10.31	Master Share Purchase Agreement, dated as of August 11, 2013, by and among Endurance Singapore Holdings Pte. Ltd. and a subsidiary thereof to be formed, Directi Web Technology Pvt. Ltd., P.D.R. Solutions FZC, Directi Web Technologies Holdings, Inc., Confluence Networks, Inc., the Registrant, EIG Investors Corp. and a subsidiary thereof to be designated, Directi Web Technologies FZC, Bhavin Turakhia and Divyank Turakhia	S-1/A	333-191061	September 13, 2013	10.27

10.32	Amendment No. 1 to the Master Share Purchase Agreement, dated as of December 23, 2013, by and among Endurance Singapore Holdings Pte. Ltd., Endurance Singapore Holdings 2 Pte. Ltd., MyInternet Media Limited, Directi Web Technology Pvt. Ltd., P.D.R. Solutions FZC, Directi Web Technologies Holdings, Inc., Confluence Networks, Inc., EIG Investors Corp., the Registrant, Directi Web Technologies FZC, Bhavin Turakhia and Divyank Turakhia	10-K	001-36131	February 28, 2014	10.28

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith	Furnished Herewith
		Form	File Number	Date of Filing	Exhibit Number

10.33	Amendment No. 2 to the Master Share Purchase Agreement, dated as of January 23, 2014, by and among Endurance Singapore Holdings Pte. Ltd., Endurance Singapore Holdings 2 Pte. Ltd., MyInternet Media Limited, Endurance Web Solutions Private Limited, The Endurance International Group, Inc., Directi Web Technology Pvt. Ltd., P.D.R. Solutions FZC, Directi Web Technologies Holdings, Inc., Confluence Networks, Inc., EIG Investors Corp., the Registrant, Directi Web Technologies FZC, Bhavin Turakhia, Divyank Turakhia, Brijesh Joshi and Webiq Domains Solutions Pvt. Ltd.	10-K	001-36131	February 28, 2014	10.29

21.1	Subsidiaries of the Registrant					X

23.1	Consent of BDO USA, LLP					X

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith	Furnished Herewith
		Form	File Number	Date of Filing	Exhibit Number

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

#	Management contract or any compensatory plan, contract or agreement.
+	Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.