Form 10-Q
period 2015-03-31
Endurance International Group Holdings, Inc.
filed 2015-05-11
CIK 1237746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of April 29, 2015, there were 132,411,633 shares of the issuer’s common stock, $0.0001 par value per share, outstanding.

Endurance International Group Holdings, Inc.

Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)

	December 31, 2014	March 31, 2015
Assets
Current assets:
Cash and cash equivalents	$32,379	$31,664
Restricted cash	1,325	1,437
Accounts receivable	10,201	8,373
Deferred tax asset—short term	13,961	14,015
Prepaid domain name registry fees	49,605	56,490
Prepaid expenses and other current assets	13,173	13,206

Total current assets	120,644	125,185
Property and equipment—net	56,837	56,133
Goodwill	1,105,023	1,104,370
Other intangible assets—net	410,338	389,000
Deferred financing costs	400	380
Investments	40,447	39,340
Prepaid domain name registry fees, net of current portion	7,957	5,273
Other assets	4,397	5,021

Total assets	$1,746,043	$1,724,702

Liabilities, redeemable non-controlling interest and stockholders’ equity
Current liabilities:
Accounts payable	$8,960	$7,651
Accrued expenses	38,275	41,108
Deferred revenue	259,567	271,584
Current portion of notes payable	60,500	31,500
Current portion of capital lease obligations	3,793	3,918
Deferred consideration—short term	13,917	34,659
Other current liabilities	10,358	10,377

Total current liabilities	395,370	400,797
Long-term deferred revenue	65,850	68,501
Notes payable—long term	1,026,375	1,023,750
Capital lease obligations	4,302	3,247
Deferred tax liability—long term	35,579	36,016
Deferred consideration	10,722	10,188
Other liabilities	2,806	3,103

Total liabilities	1,541,004	1,545,602

Redeemable non-controlling interest	30,543	—
Commitments and contingencies
Stockholders’ equity:
Preferred Stock—par value $0.0001; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock—par value $0.0001; 500,000,000 shares authorized; 130,959,113 and 131,145,330 shares issued at December 31, 2014 and March 31, 2015, respectively; 130,914,333 and 131,099,799 shares outstanding at December 31, 2014 and March 31, 2015, respectively	14	14
Additional paid-in capital	816,591	820,927
Accumulated other comprehensive loss	(517)	(1,133)
Accumulated deficit	(641,592)	(640,708)

Total stockholders’ equity	174,496	179,100

Total liabilities, redeemable non-controlling interest and stockholders’ equity	$1,746,043	$1,724,702

See accompanying notes to consolidated financial statements.

Endurance International Group Holdings, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(unaudited)

(in thousands, except share and per share amounts)

	Three Months ended March 31,
	2014	2015
Revenue	$145,750	$177,318
Cost of revenue	89,191	100,974

Gross profit	56,559	76,344

Operating expense:
Sales and marketing	41,624	35,044
Engineering and development	4,953	5,371
General and administrative	15,481	18,730

Total operating expense	62,058	59,145

Income (loss) from operations	(5,499)	17,199

Other expense:
Interest income	83	92
Interest expense	(13,635)	(14,321)

Total other expense—net	(13,552)	(14,229)

Income (loss) before income taxes and equity earnings of unconsolidated entities	(19,051)	2,970
Income tax expense	3,439	978

Income (loss) before equity earnings of unconsolidated entities	(22,490)	1,992
Equity (income) loss of unconsolidated entities, net of tax	(21)	1,108

Net income (loss)	$(22,469)	$884

Net loss attributable to non-controlling interest	(3,184)	—

Net income (loss) attributable to Endurance International Group Holdings, Inc.	$(19,285)	$884

Comprehensive income (loss):
Foreign currency translation adjustments	22	(616)

Total comprehensive income (loss)	$(19,263)	$268

Basic net income (loss) per share attributable to Endurance International Group Holdings, Inc. common stockholders	$(0.15)	$0.01

Diluted net income (loss) per share attributable to Endurance International Group Holdings, Inc. common stockholders	$(0.15)	$0.01

Weighted-average number of common shares used in computing net income (loss) per share attributable to Endurance International Group Holdings, Inc.
Basic	126,442,105	130,996,079

Diluted	126,442,105	132,675,938

See accompanying notes to consolidated financial statements.

Endurance International Group Holdings, Inc.

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2014	2015
Cash flows from operating activities:
Net income (loss)	$(22,469)	$884
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	7,046	7,866
Amortization of other intangible assets	24,079	21,298
Amortization of deferred financing costs	19	20
Amortization of net present value of deferred consideration	5	138
Stock-based compensation	3,544	3,971
Deferred tax expense	977	381
Loss on sale of assets	6	40
(Income) loss of unconsolidated entities	(21)	1,108
(Gain) loss from change in deferred consideration	(12)	196
Changes in operating assets and liabilities:
Accounts receivable	(689)	1,785
Prepaid expenses and other current assets	(8,131)	(4,741)
Accounts payable and accrued expenses	2,239	2,344
Deferred revenue	31,394	14,933

Net cash provided by operating activities	37,987	50,223

Cash flows from investing activities:
Business acquired in purchase transaction, net of cash acquired	(18,028)	—
Proceeds from sale of assets	80	26
Purchases of property and equipment	(6,203)	(7,249)
Purchases of intangible assets	(100)	—
Net deposits of principal balances in restricted cash accounts	(329)	(338)

Net cash used in investing activities	(24,580)	(7,561)

Cash flows from financing activities:
Repayment of term loan	(2,625)	(2,625)
Proceeds from borrowing of revolver	—	7,000
Repayment of revolver	—	(36,000)
Payment of financing costs	(12)	—
Payment of deferred consideration	(24,516)	(488)
Payment of redeemable non-controlling interest liability	—	(10,181)
Principal payments on capital lease obligations	(885)	(930)
Proceeds from exercise of stock options	—	353
Issuance costs of common stock	(578)	—

Net cash used in financing activities	(28,616)	(42,871)

Net effect of exchange rate on cash and cash equivalents	178	(506)

Net decrease in cash and cash equivalents	(15,031)	(715)
Cash and cash equivalents:
Beginning of period	66,815	32,379

End of period	$51,784	$31,664

Supplemental cash flow information:
Interest paid	$14,095	$14,226
Income taxes paid	$247	$702
Supplemental disclosure of non-cash financing activities:
Shares issued in connection with the acquisition of Directi	$25,476	$—
Assets acquired under capital lease	$11,704	$—

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

Follow-on Offerings

On November 26, 2014, the Company closed a follow-on offering of its common stock, in which the Company sold 3,000,000 shares of its common stock at a public offering price of $14.50 per share and selling stockholders sold 10,000,000 shares of common stock. The underwriters also exercised their overallotment option to purchase an additional 1,950,000 shares of common stock from the selling stockholders. The Company did not receive any proceeds from the sale of shares by the selling stockholders. The follow-on offering resulted in gross proceeds to the Company of $43.5 million and net proceeds to the Company of $41.1 million after deducting underwriting discounts and commissions of $1.7 million and other estimated offering expenses of approximately $0.7 million payable by the Company. The Company incurred an additional $0.3 million of offering expenses on behalf of the selling stockholders, which was included in general and administrative expense in the consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2014.

On March 11, 2015, the Company closed a follow-on offering of its common stock, in which selling stockholders sold 12,000,000 shares of common stock at a public offering price of $19.00 per share. The underwriter also exercised its overallotment option to purchase an additional 1,800,000 shares of common stock from the selling stockholders. The Company did not receive any proceeds from the sale of shares by the selling stockholders. The Company incurred $0.7 million of offering expenses on behalf of the selling stockholders, which was included in general and administrative expense in the consolidated statement of operations and comprehensive income (loss) for the three months ended March 31, 2015.

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

Unaudited Interim Financial Information

The accompanying interim consolidated balance sheet as of March 31, 2015, and the related statements of operations and comprehensive income (loss) for the three months ended March 31, 2014 and 2015, cash flows for the three months ended March 31, 2014 and 2015, and the notes to consolidated financial statements are unaudited. These unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. The unaudited consolidated financial statements include, in the opinion of management, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of the Company’s financial position at March 31, 2015, results of operations for the three months ended March 31, 2014 and 2015 and cash flows for the three months ended March 31, 2014 and 2015. The consolidated results in the consolidated statements of operations and comprehensive income (loss) are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2015.

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

Software Development Costs

The Company accounts for software development costs for internal use software under the provisions of ASC 350-40, “Internal-Use Software”. Accordingly, certain costs to develop internal-use computer software are capitalized, provided these costs are expected to be recoverable. The Company capitalized internal-use software development costs of $1.0 million and $1.3 million, during the three months ended March 31, 2014 and 2015, respectively.

Goodwill

Goodwill relates to amounts that arose in connection with the Company’s various acquisitions and represents the difference between the purchase price and the fair value of the identifiable intangible and tangible net assets when accounted for using the purchase method of accounting. Goodwill is not amortized, but is subject to periodic review for impairment. Events that would indicate impairment and trigger an interim impairment assessment include, but are not limited to, current economic and market conditions, including a decline in the equity value of the business, a significant adverse change in certain agreements that would materially affect reported operating results, business climate or operational performance of the business and an adverse action or assessment by a regulator.

In accordance with ASC 350, Intangibles—Goodwill and Other, or ASC 350, the Company is required to review goodwill by reporting unit for impairment at least annually or more often if there are indicators of impairment present. Under U.S. GAAP, a reporting unit is either the equivalent of, or one level below, an operating segment. The Company has determined it operates in one segment and its entire business represents one reporting unit. Historically, the Company has performed its annual impairment analysis during the fourth quarter of each year. The provisions of ASC 350 require that a two-step impairment test be performed for goodwill. In the first step, the Company compares the fair value of its reporting unit to which goodwill has been allocated to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is considered not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then the Company would record an impairment loss equal to the difference.

The Company assesses fair value based on current market capitalization. As of December 31, 2014 and March 31, 2015, the fair value of the Company’s reporting unit exceeded the carrying value of the reporting unit’s net assets by more than 900%. Therefore, no impairment existed as of those dates.

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

The Company had goodwill of $1,105.0 million and $1,104.4 million as of December 31, 2014 and March 31, 2015, respectively, and no impairment charges have been recorded.

Long-Lived Assets

The Company’s long-lived assets consist primarily of intangible assets, including acquired subscriber relationships, trade names, intellectual property, developed technology, domain names available for sale and in-process research and development (“IPR&D”). The Company also has long-lived tangible assets, primarily consisting of property and equipment. The majority of the Company’s intangibles are recorded in connection with its various acquisitions. The Company’s intangible assets are recorded at fair value at the time of their acquisition. The Company amortizes intangible assets over their estimated useful lives.

Determination of the estimated useful lives of the individual categories of intangible assets is based on the nature of the applicable intangible asset and the expected future cash flows to be derived from the intangible asset. Amortization of intangible assets with finite lives is recognized in accordance with their estimated projected cash flows.

The Company evaluates long-lived intangible and tangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indicators of impairment are present and undiscounted future cash flows are less than the carrying amount, the fair value of the assets is determined and compared to the carrying value. If the fair value is less than the carrying value, then the carrying value of the asset is reduced to the estimated fair value and an impairment loss is charged to expense in the period the impairment is identified. No such impairment losses have been identified in the three months ended March 31, 2014 and 2015.

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

Acquired In-Process Research and Development (IPR&D)

Acquired IPR&D represents the fair value assigned to research and development assets that the Company acquires that have not been completed at the date of acquisition. The acquired IPR&D is capitalized as an intangible asset and reviewed on a quarterly basis to determine future use. Any impairment loss of the acquired IPR&D is charged to expense in the period the impairment is identified. Upon commercialization, the acquired fair value of the IPR&D will be amortized over its estimated useful life. No such impairment losses have been identified in the three months ended March 31, 2014 and 2015.

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

Revenue from the sale of non-term based applications and services, such as certain online security products and professional technical services, referral fees and commissions, is recognized when the product is purchased, the service is provided or the referral fee or commission is earned, respectively.

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

Income Taxes

Income taxes are accounted for in accordance with ASC 740, Accounting for Income Taxes, or ASC 740. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is more likely than not to be realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. There were no unrecognized tax benefits in the three months ended March 31, 2014 and 2015.

The Company records interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the three months ended March 31, 2014 and 2015, the Company did not recognize any interest and penalties related to unrecognized tax benefits.

Stock-Based Compensation

The Company follows the provisions of ASC 718, Compensation—Stock Compensation, or ASC 718, which requires employee stock-based payments to be accounted for under the fair value method. Under this method, the Company is required to record compensation cost based on the estimated fair value for stock-based awards granted over the requisite service periods for the individual awards, which generally equals the vesting periods. The Company uses the straight-line amortization method for recognizing stock-based compensation expense.

The Company estimates the fair value of employee stock options on the date of grant using the Black-Scholes option-pricing model, which requires the use of highly subjective estimates and assumptions. For restricted stock awards granted, the Company estimates the fair value of each restricted stock award based on the closing trading price of its common stock on the date of grant.

Net Income (Loss) per Share

The Company considered ASC 260-10, Earnings per Share, or ASC 260-10, which requires the presentation of both basic and diluted earnings per share in the consolidated statements of operations and comprehensive income (loss). The Company’s basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period, and, if there are dilutive securities, diluted income per share is computed by including common stock equivalents which includes shares issuable upon the exercise of stock options, net of shares assumed to have been purchased with the proceeds, using the treasury stock method.

The Company’s potentially dilutive shares of common stock would be excluded from the diluted weighted-average number of shares of common stock outstanding as their inclusion in the computation would be anti-dilutive due to net losses. For the three months ended March 31, 2014 and 2015, non-vested shares granted prior to the Company’s initial public offering in October 2013 (the “IPO”), stock options, restricted stock awards and restricted stock units amounting to 8,442,330 and 212,150 shares, respectively, were excluded from the denominator in the calculation of diluted earnings per share as their inclusion would have been anti-dilutive.

	Three Months Ended March 31,
	2014	2015
	(unaudited)
	(in thousands, except share amount and per share data)
Net income (loss) attributable to Endurance International Group Holdings, Inc.	$(19,285)	$884

Net income (loss) per share attributable to Endurance International Group Holdings, Inc.:
Basic	$(0.15)	$0.01

Diluted	$(0.15)	$0.01

Weighted-average common shares outstanding used in computing basic net income (loss) per share	126,442,105	130,996,079
Dilutive common stock options and restricted stock awards	—	1,679,859

Weighted-average common shares outstanding used in computing diluted net income (loss) per share attributable to Endurance International Group Holdings, Inc.	126,442,105	132,675,938

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgments and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. In April 2015, the FASB proposed a one-year deferral of the effective date to January 1, 2018, with early adoption to be permitted as of the original effective date of January 1, 2017. Once this standard becomes effective, companies may use either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of its pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which it will adopt the standard.

In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis, or ASU 2015-02. This new guidance provides a revised consolidation model that reporting entities use to evaluate partnerships and similar entities, evaluate service providers and decision makers as they relate to a variable interest entity, referred to as a VIE, and examine how related party interests in a VIE can affect the consolidation of that VIE. ASU 2015-02 is effective for annual reporting periods beginning after December 15, 2015 with early adoption permitted. The Company is evaluating the potential impact of ASU 2015-02 on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest, Simplifying the Presentation of Debt Issuance Costs, or ASU 2015-03. This new guidance changes the balance sheet presentation for deferred financing costs from being presented as an asset to being a deduction from the related recognized liability. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2016. The Company is evaluating the potential impact of ASU 2015-03 and does not believe it will have a material impact on its financial statements.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles Goodwill and Other—Internal Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. This new guidance will help entities evaluate the accounting for fees paid by a customer in cloud computing arrangement by providing guidance as to whether an arrangement includes the sale or license of software. ASU 2015-05 is effective for annual reporting periods beginning after December 15, 2015. The Company is evaluating the potential impact of ASU 2015-05 will have on its consolidated financial statements.

3. Acquisitions

The Company accounts for the acquisitions of businesses using the purchase method of accounting. The Company allocates the purchase price to the tangible and identifiable intangible assets and liabilities assumed based on their estimated fair values. Purchased identifiable intangible assets typically include subscriber relationships, trade names, domain names held for sale, developed technology and IPR&D. The methodologies used to determine the fair value assigned to subscriber relationships and domain names held for sale are typically based on the excess earnings method that considers the return received from the intangible asset and includes certain expenses and also considers an attrition rate based on the Company’s internal subscriber analysis and an estimate of the average life of the subscribers. The fair value assigned to trade names is typically based on the income approach using a relief from royalty methodology that assumes that the fair value of a trade name can be measured by estimating the cost of licensing and paying a royalty fee for the trade name that the owner of the trade name avoids. The fair value assigned to developed technology typically uses the cost approach. The fair value assigned to IPR&D is based on the cost approach. If applicable, the Company estimates the fair value of contingent consideration payments in determining the purchase price. The contingent consideration is then adjusted to fair value in subsequent periods as an increase or decrease in current earnings in general and administrative expense in the consolidated statements of operations and comprehensive income (loss).

Summary of Deferred Consideration Related to Acquisitions

Components of deferred consideration short-term and long-term as of December 31, 2014 and March 31, 2015, consisted of the following:

	December 31, 2014		March 31, 2015
	Short- term	Long- term	Short- term	Long- term
	(in thousands)
Mojoness, Inc. (Acquired in 2012).	$490	$1,370	$681	$698
Typepad Holdings LLC (Acquired in 2013)	—	2,800	—	2,800
Domain name business (Acquired in 2014)	9,027	—	9,216	—
Webzai Ltd. (Acquired 2014)	—	2,617	—	2,672
BuyDomains (Acquired in 2014)	—	3,935	—	4,018
Arvixe LLC (Acquired in 2014)	4,400	—	4,400	—
JDI Backup Ltd. (Acquired in 2013)	—	—	20,362	—

Total	$13,917	$10,722	$34,659	$10,188

4. Property and Equipment

Components of property and equipment consisted of the following:

	December 31, 2014	March 31, 2015
	(in thousands)
Software	$22,550	$24,552
Computers and office equipment	76,274	79,698
Furniture and fixtures	4,045	4,506
Leasehold improvements	7,015	7,206
Construction in process	2,378	3,358

Property and equipment—at cost	112,262	119,320
Less accumulated depreciation	(55,425)	(63,187)

Property and equipment—net	$56,837	$56,133

Depreciation expense related to property and equipment for the three months ended March 31, 2014 and 2015 was $7.0 million and $7.9 million, respectively.

Property under capital lease with a cost basis of $11.7 million was included in software as of March 31, 2015. The net carrying value of property under capital lease as of March 31, 2015 was $6.8 million.

5. Fair Value Measurements

The following valuation hierarchy is used for disclosure of the inputs used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:

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

As of December 31, 2014 and March 31, 2015, the Company’s financial assets or liabilities required to be measured on a recurring basis are accrued earn-out consideration payable in connection with the 2012 acquisition of certain assets of Mojoness, Inc. or Mojo, and the 2014 acquisition of a domain name business. The Company has classified its liabilities for contingent earn-out consideration related to these acquisitions within Level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which include probability weighted cash flows. During the three months ended March 31, 2015, the Company paid $0.5 million related to the earn-out provisions for the Mojo acquisition and recorded a $0.2 million change in fair value of the earn-out consideration related to the domain name business. The earn-out consideration in the table below is included in total deferred consideration in the Company’s consolidated balance sheets.

Basis of Fair Value Measurements

	Balance	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Balance at December 31, 2014:
Financial liabilities:
Contingent earn-out consideration	$10,887	—	—	$10,887

Total financial liabilities	$10,887	—	—	$10,887

Balance at March 31, 2015:
Financial liabilities:
Contingent earn-out consideration	$10,595	—	—	$10,595

Total financial liabilities	$10,595	—	—	$10,595

The following table summarizes the changes in the financial liabilities measured on a recurring basis using Level 3 inputs as of March 31, 2015 (in thousands):

Financial liabilities measured using Level 3 inputs at January 1, 2015	$10,887
Payment of contingent earn-out related to 2012 acquisition	(488)
Change in fair value of contingent earn-out	196

Financial liabilities measured using Level 3 inputs at March 31, 2015	$10,595

6. Goodwill and Other Intangible Assets

The following table summarizes the changes in the Company’s goodwill balances from December 31, 2014 to March 31, 2015 (in thousands):

Goodwill balance at December 31, 2014	$1,105,023
Foreign translation impact	(653)

Goodwill balance at March 31, 2015	$1,104,370

In accordance with ASC 350, the Company reviews goodwill and other indefinite-lived intangible assets for indicators of impairment on an annual basis and between tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount. The Company concluded there were no triggering events during the three months ended March 31, 2015.

At March 31, 2015, other intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
		(in thousands)
Developed technology	$202,932	$63,148	$139,784	7 years
Subscriber relationships	364,481	216,623	147,858	5 years
Trade names	79,745	34,334	45,411	6 years
Intellectual property	29,520	3,910	25,610	13 years
Domain names available for sale	27,163	1,247	25,916	Indefinite
Leasehold interests	314	249	65	1 year
In-process research and development	4,356	—	4,356	—

Total March 31, 2015	$708,511	$319,511	$389,000

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

The Company’s amortization expense is included in cost of revenue in the aggregate amounts of $24.1 million and $21.3 million for the three months ended March 31, 2014 and 2015, respectively.

7. Investments

As of December 31, 2014 and March 31, 2015, the Company’s carrying value of investments in privately-held companies was $40.4 million and $39.3 million, respectively.

In January 2012, the Company made an initial investment of $0.3 million to acquire a 25% interest in BlueZone Labs, LLC (“BlueZone”), a technology solution provider.

The Company also has an agreement with BlueZone to purchase products and services. During the three months ended March 31, 2014 and 2015, the Company purchased $0.2 million and $0.3 million, respectively, of products and services from BlueZone, which is included in cost of revenue in the Company’s consolidated statements of operations and comprehensive income (loss). As of March 31, 2014 and 2015, $0.1 million and $0.1 million, respectively, relating to our investment in BlueZone was included in accounts payable and accrued expense in the Company’s consolidated balance sheet.

In July 2012, the Company assumed a 50% interest in World Wide Web Hosting, LLC, a provider of web presence solutions, with a fair value of $10.0 million. On October 31, 2013, the Company sold 10% of its ownership interest in World Wide Web Hosting, LLC, reducing its interest to 40%, recorded a $1.5 million note receivable from the buyer and decreased its investment by $1.5 million. The Company evaluated its remaining 40% ownership interest in this privately-held company and recognized a $2.6 million impairment on the remaining investment, which was recorded in equity income (loss) of unconsolidated entities, net of tax, in the Company’s consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2013.

In June 2013, the Company made an initial investment of $8.8 million to acquire a 17.5% interest in JDI Backup Ltd., which provides online desktop backup services. The agreement also provided for a call option for the acquisition of additional equity interest which the Company exercised on December 11, 2013. On January 13, 2015, the Company entered into an agreement to increase its investment in JDI Backup Ltd. to 100%. For more detail, see Note 11 to the consolidated financial statements.

In May 2014, the Company made a strategic investment of $15.0 million in Automattic, Inc. (“Automattic”), an entity that provides content management systems associated with WordPress. The investment represents less than 5% of the outstanding shares of Automattic and better aligns the Company with an important partner.

In August 2014, the Company also made an aggregate investment of $3.9 million for a joint venture with and 49% ownership interest in WZ UK Ltd., which is a provider of technology and sales marketing services associated with web builder solutions. The agreement provides for the acquisition of additional equity interests in WZ UK Ltd. at the option of the Company.

In December 2014, the Company also made an aggregate investment of $15.2 million to acquire a 40% ownership interest in AppMachine BV (“AppMachine”), which is a developer of software that allows users to build mobile applications for smartphones. Under the terms of the investment agreement for AppMachine the Company is obligated to purchase the remaining 60% of AppMachine in three tranches of 20% within specified periods if AppMachine achieves a specified minimum revenue threshold within a designated timeframe. The consideration for each of the three tranches is calculated as the product of AppMachine’s revenue, as defined in the investment agreement, for the trailing twelve month period prior to the applicable determination date times a specified multiple based upon year-over-year revenue growth multiplied by 20%.

Investments in which the Company’s interest is less than 20% and which are not classified as available-for-sale securities are carried at the lower of cost or net realizable value unless it is determined that the Company exercises significant influence over the investee company, in which case the equity method of accounting is used. For those investments in which the Company’s voting interest is between 20% and 50%, the equity method of accounting is used. Under this method, the investment balance, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee company as they occur, limited to the extent of the Company’s investment in, advances to and commitments for the investee. These adjustments are reflected in equity income (loss) of unconsolidated entities, net of tax in the Company’s statements of comprehensive income (loss). The Company recognized net income of $0.0 million and net loss of $1.1 million for the three months ended March 31, 2014 and 2015, respectively, related to its investments.

From time to time, the Company may make new and follow-on investments and may receive distributions from investee companies. As of March 31, 2015, the Company was not obligated to fund any follow-on investments in these investee companies.

As of December 31, 2014 and March 31, 2015, the Company did not have an equity method investment in which the Company’s proportionate share exceeded 10% of the Company’s consolidated assets or income from continuing operations.

8. Notes Payable

At December 31, 2014 and March 31, 2015 notes payable consisted of a first lien term loan facility with a principal amount outstanding of $1,036.9 million and $1,034.3 million, respectively, which bore interest at a LIBOR-based rate of 5.00%. The current portion of the first lien term loan as of December 31, 2014 and March 31, 2015 was $10.5 million in both periods. In addition, as of March 31, 2015, notes payable included a bank revolver loan (“Revolver loan”) of $21.0 million, consisting of a loan of $15.0 million which bore interest at a LIBOR-based rate of 7.75% and a loan of $6.0 million which bore interest at an alternate base rate of 8.50%. The amounts outstanding under the revolving credit facility as of December 31, 2014 and March 31, 2015 of $50.0 million and $21.0 million, respectively, were classified as current notes payable on the consolidated balance sheets.

In November 2013, following the IPO, the Company repaid in full its November 2012 second lien term loan facility of $315.0 million and increased the first lien term loan facility (“November 2013 First Lien”) by $166.2 million to $1,050.0 million. The Company also increased its Revolver loan capacity by $40.0 million to $125.0 million, none of which was drawn down at the time of the increase. The mandatory repayment of principal on the November 2013 First Lien was increased to approximately $2.6 million at the end of each quarter. During the three months ended March 31, 2014 and 2015, the Company made aggregate mandatory repayments on the November 2013 First Lien of $2.6 million in each period. In the three months ended March 31, 2015, the Company had drawn down an aggregate amount of $7.0 million, respectively, on its Revolver loan, and repaid an aggregate amount of $36.0 million of the amount drawn down, resulting in $21.0 million outstanding under the Revolver loan at March 31, 2015. The maturity dates of the November 2013 First Lien and Revolver loan are November 9, 2019 and December 22, 2016, respectively.

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

Interest

The Company recorded $13.6 million and $14.3 million in interest expense for the three months ended March 31, 2014 and 2015, respectively.

The following table provides a summary of interest rates and interest expense (dollars in thousands):

	Three Months Ended March 31,
	2014	2015
Interest rate—LIBOR	5.00%-7.75%	5.00%-7.75%
Interest rate—reference	8.50%	8.50%
Non-refundable fee—unused facility	0.50%	0.50%
Interest expense and service fees	$13,351	$13,976
Amortization of deferred financing fees	$19	$20
Amortization of net present value of deferred consideration	$6	$138
Interest expense for capital lease obligations	$143	$98
Interest expense for deferred consideration promissory note	$70	$70
Other interest expense	$46	$19

Total interest expense	$13,635	$14,321

Debt Covenants

The November 2013 First Lien requires that the Company maintain one financial covenant, based on EBITDA coverage.

There are also restrictions on the payment of dividends, as well as reporting requirements. Additionally, the November 2013 First Lien term loan facility contains certain negative covenants and defines certain events of default, including a change of control and non-payment of principal and interest, among others, which could result in amounts becoming payable prior to their maturity dates. The Company was in compliance with all covenants at March 31, 2015.

Substantially all of the Company’s assets are pledged as collateral for the outstanding loan commitments with the exception of certain excluded equity interests and certain restricted cash balances and bank deposits permitted under the terms of the November 2013 First Lien.

9. Stockholders’ Equity

Preferred Stock

The Company has 5,000,000 shares of authorized preferred stock, par value $0.0001. There are no preferred shares issued or outstanding as of December 31, 2014 and March 31, 2015.

Common Stock

The Company has 500,000,000 shares of authorized common stock, par value $0.0001.

Voting Rights

All holders of common stock are entitled to one vote per share.

The following table presents the changes in total stockholders’ equity (in thousands):

Total Stockholders’ Equity
Balance, December 31, 2014	$174,496
Stock-based compensation	3,971
Stock option exercises	365
Foreign currency translation adjustment	(616)
Net income	884

Balance, March 31, 2015	$179,100

10. Stock-Based Compensation

2012 Restricted Stock Awards

The following table provides a summary of the 2012 restricted stock awards activity for the three months ended March 31, 2015 for restricted stock awards that were granted prior to the IPO:

2012 Restricted Stock Awards
Non-vested at December 31, 2014	759,122
Vested	(152,590)
Canceled	(16,135)

Non-vested at March 31, 2015	590,397

The following table provides a summary of the activity of the restricted stock units that were granted in connection with the IPO and the non-vested balance as of March 31, 2015:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2014	155,094	$12.00
Vested and unissued	(33,234)	$12.00

Non-vested at March 31, 2015	121,860	$12.00

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

	Three Months Ended March 31,
	2014	2015
Risk-free interest rate	2.1%	1.6%
Expected volatility	60.0%	56.8%
Expected life (in years)	6.25	6.25
Expected dividend yield	—	—

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

The following table provides a summary of the Company’s stock options as of March 31, 2015 and the stock option activity for all stock options granted under the 2013 Plan during the three months ended March 31, 2015:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value(3) (in thousands)
Outstanding at December 31, 2014	5,407,959	$12.07
Granted	70,819	$17.00
Exercised	(30,416)	$12.00
Forfeited/ canceled	(4,674)	$12.00

Outstanding at March 31, 2015	5,443,688	$12.13	8.6	$37,726

Exercisable at March 31, 2015	1,853,263	$12.00	8.6	$13,084
Expected to vest after March 31, 2015 (1)	3,510,996	$12.19	8.6	$24,112
Exercisable as of March 31, 2015 and expected to vest thereafter (2)	5,364,259	$12.13	8.6	$37,196

(1)	This represents the number of unvested options outstanding as of March 31, 2015 that are expected to vest in the future, which have been reduced using an estimated forfeiture rate.
(2)	This represents the number of vested options as of March 31, 2015 plus the number of unvested options outstanding as of March 31, 2015 that are expected to vest in the future, which have been reduced using an estimated forfeiture rate.
(3)	The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock on March 31, 2015 of $19.06 per share, or the date of exercise, as appropriate, and the exercise price of the underlying options.

Unless otherwise determined by the Company’s board of directors, restricted stock awards granted under the 2013 Plan generally vest annually over a four-year period. The following table provides a summary of the Company’s restricted stock award activity for the 2013 Plan during the three months ended March 31, 2015:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2014	695,312	$12.40
Granted	27,939	$17.77
Vested	(2,460)	$12.04
Canceled	(3,095)	$12.02

Non-vested at March 31, 2015	717,696	$12.61

Unless otherwise determined by the Company’s board of directors, restricted stock units granted under the 2013 Plan generally vest monthly over a four-year period. The following table provides a summary of the Company’s restricted stock unit activity for the 2013 Plan during the three months ended March 31, 2015:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2014	341,161	$12.00
Vested and unissued	(30,099)	$12.00

Non-vested at March 31, 2015	311,062	$12.00

All Plans

The following table presents total stock-based compensation expense recorded in the consolidated statements of operations and comprehensive income (loss) for all 2012 restricted stock awards and units issued prior to the IPO and all awards granted under the 2013 Plan in connection with or subsequent to the IPO (in thousands):

	Three Months Ended March 31,
	2014	2015
Cost of revenue	$132	$113
Sales and marketing	368	390
Engineering and development	193	217
General and administrative	2,851	3,251

Total operating expense	$3,544	$3,971

The following table provides a summary of the unrecognized compensation expense for the Company’s 2012 restricted stock awards and units and the 2013 Plan awards by plan and type of award as of March 31, 2015 (dollars in thousands):

	Unrecognized Compensation Expense at March 31, 2015	Weighted Average Period To Be Recognized
2012 Restricted Stock Awards	$502	1.1 years
2012 Restricted Stock Unit Awards	$1,421	0.9 years
2013 Plan Stock Option Awards	$24,129	2.6 years
2013 Plan Restricted Stock Awards	$7,332	2.5 years
2013 Plan Restricted Stock Unit Awards	$3,706	2.6 years

11. Redeemable Non-Controlling Interest

In connection with a 2013 equity investment in JDI Backup Ltd., where the Company acquired a controlling interest, the agreement provided for a put option for the then non-controlling interest (“NCI”) shareholders to put the remaining equity interest to the Company within pre-specified put periods. As the NCI was subject to a put option that was outside the control of the Company, it was deemed a redeemable non-controlling interest and not recorded in permanent equity, and was presented as mezzanine redeemable non-controlling interest on the consolidated balance sheet, and was subject to the guidance of the Securities and Exchange Commission (“SEC”) under ASC 480-10-S99, Accounting for Redeemable Equity Securities.

The difference between the $20.8 million initial fair value of the redeemable non-controlling interest and the value that was expected to be paid upon exercise of the put option was being accreted over the period commencing December 11, 2013 and up to the end of the first put option period, which commenced on the 18-month anniversary of the acquisition date. Adjustments to the carrying amount of the redeemable non-controlling interest were charged to additional paid-in capital.

Non-controlling interest arising from the application of the consolidation rules was classified within total stockholders’ equity with any adjustments charged to net loss attributable to non-controlling interest in a consolidated subsidiary in the consolidated statements of operations and comprehensive income (loss).

During the year ended December 31, 2014, the Company paid $4.2 million to increase its investment in JDI Backup Ltd. and entered into an amendment to the put option with the NCI shareholders. During the year ended December 31, 2014, due to the Company’s assessment of the financial performance and forecasted profitability of JDI Backup Ltd., the Company changed its estimate of the expected exercise amount of the put option. The change in estimate resulted in the fair value of the put option increasing to $30.5 million as of December 31, 2014.

On January 13, 2015, the Company entered into an agreement to acquire the remaining interests owned by the NCI shareholders for $30.5 million, which was originally payable in three equal installments on January 13, 2015, June 15, 2015 and September 15, 2015. On April 9, 2015 the Company entered into an amendment to change the date of the second installment from June 15, 2015 to April 10, 2015. The third installment remains payable on September 15, 2015. The Company will continue to consolidate JDI Backup Ltd. for financial reporting purposes, however, because the Company now owns 100% of JDI Backup Ltd., commencing on January 13, 2015, the Company no longer records a non-controlling interest in the consolidated statement of operations and comprehensive income (loss).

12. Income Taxes

The Company files income tax returns in the United States for federal income taxes and in various state jurisdictions. The Company also files in several foreign jurisdictions. In the normal course of business, the Company is subject to examination by tax authorities throughout the world. Since the Company is in a loss carry-forward position, the Company is generally subject to U.S. federal and state income tax examinations by tax authorities for all years for which a loss carry-forward is available. The Company is subject to tax examinations in Brazil, India and Singapore for 2014 and the United Kingdom from 2010 through 2014.

The Company recognizes, in its consolidated financial statements, the effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The Company has no unrecognized tax positions at December 31, 2014 and March 31, 2015 that would affect its effective tax rate. The Company does not expect a significant change in the liability for unrecognized tax benefits in the next 12 months.

The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realization of deferred tax assets requires significant management judgment. In determining whether its deferred tax assets are more likely than not realizable, the Company evaluated all available positive and negative evidence, and weighted the evidence based on its objectivity. Evidence the Company considered included:

•	Net operating losses (“NOLs”) incurred from the Company’s inception to March 31, 2015;

•	Expiration of various federal and state tax attributes;

•	Reversals of existing temporary differences;

•	Composition and cumulative amounts of existing temporary differences; and

•	Forecasted profit before tax.

As of March 31, 2015, the Company is in a cumulative pre-tax book loss position for the past three years. The Company has generated significant NOLs since inception, and as such, it has no U.S. carryback capacity. The Company has a history of expiring state NOLs. The Company scheduled out the future reversals of existing deferred tax assets and liabilities and concluded that these reversals did not generate sufficient future taxable income to offset the existing net operating losses. After consideration of the available evidence, both positive and negative, the Company has recorded a valuation allowance of $69.3 million as of December 31, 2014. The provision for income taxes results from a combination of the activities of the Company’s domestic and foreign subsidiaries.

For the three months ended March 31, 2014 and 2015, the Company has recognized tax expense of $3.4 million and $1.0 million, respectively, in the consolidated statements of operations and comprehensive income (loss). The income tax expense for the three months ended March 31, 2015 is primarily attributable to a provision for foreign taxes of $0.4 million, federal and state current income taxes of $0.2 million, U.S. deferred tax expense of $0.5 million related to the differences in the accounting treatment of goodwill under U.S. GAAP and the tax accounting for goodwill and foreign deferred tax expense of $0.2 million related to the increases of deferred liabilities, partially offset by a $0.3 million reduction of the valuation allowance.

The provision for income taxes shown on the consolidated statements of operations and comprehensive income (loss) differs from amounts that would result from applying the statutory tax rates to income before taxes primarily because of state income taxes and certain permanent expenses that were not deductible, as well as the application of valuation allowances against U.S. and foreign assets.

As of December 31, 2014, the Company had NOL carry-forwards available to offset future U.S. federal taxable income of approximately $158.9 million and future state taxable income by approximately $158.5 million. These NOL carry-forwards expire on various dates through 2033. The Company has $0.4 million of U.S. capital loss carry-forwards which will expire in 2018. Approximately $0.8 million of the U.S. federal NOL carry-forward and $0.2 million of the state NOL carry-forwards are from excess stock-based compensation, for which the benefit will be recorded to additional paid-in capital when recognized. As of December 31, 2014, the Company had NOL carry-forwards in foreign jurisdictions available to offset future foreign taxable income by approximately $37.2 million. India has loss carry-forwards totaling $2.7 million that expire in 2021. The Company also has loss carry-forwards in the United Kingdom of $34.3 million which carry-on indefinitely.

Utilization of the NOL carry-forwards may be subject to an annual limitation due to the ownership percentage change limitations under Section 382 of the Internal Revenue Code (“Section 382 limitation”). Ownership changes can limit the amount of net operating loss and other tax attributes that a company can use each year to offset future taxable income and taxes payable. In connection with a change in control in 2011 the Company was subject to Section 382 annual limitations of $77.1 million against the balance of NOL carry-forwards generated prior to the change in control. Through December 31, 2014 the Company accumulated the unused amount of Section 382 limitations in excess of the amount of NOL carry-forwards that were originally subject to limitation. Therefore these unused NOL carry-forwards are available for future use to offset taxable income. The Company has completed an analysis of changes in its ownership from 2011, through the IPO, to December 31, 2013. The Company concluded that there was not a Section 382 ownership change during this period and therefore any NOLs generated through December 31, 2013, are not subject to any new Section 382 annual limitations on NOL carry-forwards. On November 20, 2014, the Company completed a follow-on offering pursuant to which the Company sold an aggregate of 3,000,000 shares of common stock and the selling stockholders sold an aggregate of 11,950,000 shares of common stock. The Company did not receive any proceeds from the sale of shares by the selling stockholders. On March 6, 2015, the Company completed a follow-on offering pursuant to which the selling stockholders sold an aggregate of 13,800,000 shares of common stock. The Company did not receive any proceeds from the sale of shares by the selling stockholders. The Company has performed an analysis of the impact of these offerings and determined that no Section 382 change in ownership has occurred. As a result, all unused NOL carry-forwards at December 31, 2014 are available to offset taxable income.

13. Severance and Other Exit Costs

In connection with acquisitions, the Company may evaluate its data center, sales and marketing, support and engineering operations and the general and administrative function in an effort to eliminate redundant costs. As a result, the Company may incur charges for employee severance, exiting facilities and restructuring data center commitments and other related costs. During the year ended December 31, 2014, the Company implemented plans to further integrate and consolidate its data center, support and engineering operations, resulting in severance and facility exit costs. The severance charges are associated with eliminating approximately 90 positions across primarily support, engineering operations and sales and marketing. The Company incurred severance costs of $2.3 million in the year ended December 31, 2014 related to these restructuring activities. The employee-related charges associated with these restructurings were completed during the year ended December 31, 2014. During the three months ended March 31, 2015, the Company decreased the employee severance liability by $0.1 million due to a change in estimate regarding the amount of severance benefits per employee and paid $0.2 million of severance costs. As of March 31, 2015, the Company had an accrued employee-severance liability of $0.3 million related to these severance costs.

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

The following table provides a summary of the activity for the three months ended March 31, 2015 related to the Company’s severance and other exit costs accrual (in thousands):

	Employee Severance	Facilities	Total
Balance at December 31, 2014	$594	$1,855	$2,449
Adjustments	(90)	—	(90)
Cash paid	(202)	(221)	(423)

Balance at March 31, 2015	$302	$1,634	$1,936

The following table presents severance charges and adjustments recorded in the consolidated statements of operations and comprehensive income (loss) for the periods presented (in thousands):

	Three Months Ended March 31,
	2014	2015
Cost of revenue	$—	$(49)
Sales and marketing	—	(14)
Engineering and development	—	(67)
General and administrative	—	40

Total severance charges and adjustments	$—	$(90)

14. Commitments and Contingencies

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

15. Related Party Transactions

The Company has various agreements in place with related parties. Below are details of related party transactions that occurred during the three months ended March 31, 2014 and 2015.

The Company has contracts with entities for outsourced services. The ownership of these entities is held directly or indirectly by family members of the Company’s chief executive officer, who is also a director of the Company.

The following table presents the amount of related party transactions recorded in the consolidated statements of operations and comprehensive income (loss) and amounts included in accounts payable and accrued expense in the consolidated balance sheets relating to services under these agreements for the periods indicated (in thousands):

	Three Months Ended March 31,
	2014	2015
Cost of revenue	$1,600	$2,400
Sales and marketing	300	100
Engineering and development	400	400
General and administrative	200	100

Total related party transaction expense	$2,500	$3,000

Amount included in accounts payable or accrued expense	$1,000	$1,150

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

The following table presents the amount of related party transactions recorded in the consolidated statements of operations and comprehensive income (loss) and amounts included in accounts payable and accrued expense in the consolidated balance sheets relating to services under these agreements for the periods indicated (in thousands):

	Three Months Ended March 31,
	2014	2015
Revenue (contra)	$—	$1,800
Cost of revenue	$1,700	$200

Total related party transaction expense	$1,700	$2,000

Amount included in accounts payable or accrued expense	$900	$1,250

16. Subsequent Events

On May 4, 2015, Christopher Machado, a purported holder of the Company’s common stock, filed a civil action in the United States District Court for the District of Massachusetts against the Company and its chief executive officer and chief financial officer, Machado v. Endurance International Group Holdings, Inc., et al., Civil Action No. 1:15-cv-11775-GAO. The complainant in the action asserts claims on behalf of a purported class of purchasers of the Company’s securities between November 4, 2014 and April 27, 2015. The complaint asserts violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, based on assertions that disclosures made by the Company during the class period concerning its organic growth rate, average revenue per subscriber, and financial accounting related to our international business were false or misleading. Plaintiff seeks, on behalf of himself and the purported class, compensatory damages and his costs and expenses of litigation.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “contemplate,” “continue;” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below, among others. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We are a leading provider of cloud-based platform solutions designed to help small and medium-sized businesses, or SMBs, succeed online. Leveraging our proprietary technology platform, we serve over 4.2 million subscribers globally with a comprehensive and integrated suite of over 150 products and services that help SMBs get online, get found and grow their businesses. The products and services available on our platform include domains, website builders, web hosting, email, security, storage, site backup, search engine optimization, or SEO, and search engine marketing, or SEM, social media services, website analytics, mobile device tools and productivity and e-commerce solutions.

We deliver these products and services to our subscribers through an integrated technology platform that enables the delivery of cloud-based products and services in an easy to use, intuitive and cost-effective manner. Over our 18 year history, we have honed and refined our platform to amass significant insights into the needs and aspirations of our subscribers. This allows us to engage our subscribers in timely and compelling ways, driving significant business value for them. We believe that our platform delivers cloud-based solutions quickly, reliably and securely. These strengths and capabilities help us attract and retain subscribers, who then demand products and services which we seek to upsell to them over a sustained period of time.

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

Key Metrics

We use a number of metrics, including the following key metrics, to evaluate the operating and financial performance of our business, identify trends affecting our business, develop projections and make strategic business decisions:

•	total subscribers;

•	average revenue per subscriber;

•	monthly recurring revenue retention rate;

•	adjusted net income; and

•	adjusted EBITDA;

The following table summarizes these non-GAAP financial measures and key metrics for the periods presented (all data in thousands, except average revenue per subscriber and monthly recurring revenue retention rate):

	Three Months Ended March 31,
	2014	2015
Financial and other metrics:
Total subscribers	3,654	4,206
Average subscribers for the period	3,591	4,147
Average revenue per subscriber	$14.18	$14.37
Monthly recurring revenue retention rate	99%	99%
Adjusted net income	$32,910	$43,665
Adjusted EBITDA	$59,127	$67,570

Total Subscribers

We define total subscribers as those that, as of the end of a period, are identified as subscribing directly to our products on a paid basis. Historically, in calculating total subscribers, we included the number of end-of-period subscribers we added through business acquisitions as if those subscribers had subscribed with us since the beginning of the period presented. Since the first quarter of 2014, we have included subscribers we added through business acquisitions from the closing date of the relevant acquisition. Additionally, in the fourth quarter of 2014, we modified our definition of total subscribers to better reflect our expanding product mix by including paid subscribers to all of our subscription-based products, rather than limiting the definition to paid subscribers to our hosted web presence solutions. However, per our previous methodology, we still do not include in total subscribers accounts that access our solutions via resellers or that purchase only domain names from us. Subscribers of more than one brand are counted as separate subscribers. We believe total subscribers is an indicator of the scale of our platform and our ability to expand our subscriber base, and is a critical factor in our ability to monetize the opportunity we have identified in serving the SMB market. Total subscribers for a period reflect adjustments to add or subtract subscribers as we integrate acquisitions and/or are otherwise able to identify subscribers that meet the definition of total subscribers. A portion of the increase in total subscribers in the first quarter of 2015 consists of product subscriptions previously on platform that we have now identified as subscribers under the revised definition.

Our total subscriber base increased from 3.6 million as of March 31, 2014 to 4.2 million as of March 31, 2015. This increase in subscribers was driven primarily by word-of-mouth referrals, our referral and reseller network, on-boarding subscribers from 2014 acquisitions and the inclusion, commencing with the fourth quarter of 2014, of subscribers to all of our subscription-based products (other than accounts that access our solutions via resellers or that purchase only domain names from us) rather than just subscribers to our web hosting solutions.

Average Revenue per Subscriber

Average revenue per subscriber, or ARPS, is a non-GAAP financial measure that we calculate as the amount of revenue we recognize in a period divided by the average of the number of total subscribers at the beginning of the period and at the end of the period, which we refer to as average subscribers for the period. Historically, we adjusted the amount of revenue to include the revenue generated from subscribers we added through business acquisitions as if those acquired subscribers had been our subscribers since the beginning of the period presented. Since the first quarter of 2014, we have included the revenue we add through business acquisitions from the date of the relevant acquisition. We believe ARPS is an indicator of our ability to optimize our mix of products and services and pricing and sell products and services to new and existing subscribers. As we add new subscribers, we typically add them at introductory prices which negatively impacts ARPS. Furthermore, ARPS is negatively impacted by most of our acquisitions since the acquired subscribers typically have lower ARPS.

In calculating ARPS, we increase revenue for the “purchase accounting adjustment”, which represents the reduction of post-acquisition revenues from the write-down of deferred revenue to fair value as of the acquisition date. Post-acquisition, deferred revenues are recognized at the reduced amount, until such time that the subscription is renewed. The impact generally normalizes within a year following the acquisition.

ARPS increased from $14.18 for the three months ended March 31, 2014 to $14.37 for the three months ended March 31, 2015. This growth in ARPS was driven primarily by an increase in the average number of products purchased per subscriber in addition to an initial web presence subscription for our major brands, which rose from 4.3 products per subscriber for the three months ended March 31, 2014 to 4.8 products per subscriber for the three months ended March 31, 2015; an increase in the number of subscribers of our major brands who spend more than $500 per year with us from 106,000 for the three months ended March 31, 2014 to 142,000 for the three months ended March 31, 2015; and an increase in premium domains sold through our BuyDomains and Directi businesses. The impact of these factors was partially offset by new subscribers joining our platform at introductory prices and lower ARPS for our Arvixe business, which we acquired in October 2014.

The following table reflects the reconciliation of ARPS to revenue calculated in accordance with GAAP (all data in thousands, except ARPS data):

	Three Months Ended March 31,
	2014	2015
Revenue	$145,750	$177,318
Purchase accounting adjustment	7,021	1,395
Pre-acquisition revenue from acquired properties	—	—

Adjusted revenue	$152,771	$178,713

Total subscribers	3,654	4,206
Average subscribers for the period	3,591	4,147
ARPS	$14.18	$14.37

Monthly Recurring Revenue Retention Rate

We believe that our ability to retain revenue from our subscribers is an indicator of the long-term value of our subscriber relationships and the stability of our revenue base. To assess our performance in this area, we measure our monthly recurring revenue, or MRR, retention rate. We calculate MRR retention rate at the end of a period by taking the retained recurring value of subscription revenue of all active subscribers of our major brands at the end of the prior period and dividing it into the retained recurring value of subscription revenue for those same subscribers at the end of the period presented. We believe MRR retention rate is an indicator of our ability to retain existing subscribers, sell products and services and maintain subscriber satisfaction. MRR can be impacted by factors such as subscriber churn, new subscriber additions, and new and existing subscriber increases in pricing or product uptake.

Our MRR retention rate was 99% for all periods presented.

Adjusted Net Income

Adjusted net income is a non-GAAP financial measure that we calculate as net income (loss) plus (i) changes in deferred revenue, amortization, stock-based compensation expense, loss of unconsolidated entities, net loss on sale of assets, expenses related to integration of acquisitions and restructurings, transaction expenses and charges including costs associated with certain litigation matters, less (ii) earnings of unconsolidated entities, net gain on sale of assets and the impact of purchase accounting related to reduced fair value of deferred domain registration costs and (iii) the estimated tax effects of the foregoing adjustments. Due to our history of acquisitions and financings, we have incurred accounting charges and expenses that obscure the operating performance of our business. We believe that adjusting for these items and the use of adjusted net income is useful to investors in evaluating the performance of our company.

Our adjusted net income increased from $32.9 million for the three months ended March 31, 2014 to $43.7 million for the three months ended March 31, 2015. The increase in our adjusted net income was in part due to an increase in our gross margin and operating income. For the three months ended March 31, 2015 we had lower income taxes of $2.5 million compared to the three months ended March 31, 2014, which also contributed to the overall increase in our adjusted net income. In addition, adjusted net income was negatively impacted by a higher depreciation charge of $0.8 million in the three months ended March 31, 2015 as a result of investments in our data center and support infrastructure.

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

Adjusted EBITDA increased from $59.1 million for the three months ended March 31, 2014 to $67.6 million for the three months ended March 31, 2015. This increase in adjusted EBITDA was primarily a result of our revenue growth and a reduction in marketing expenses as we reduced marketing spend for certain products, including cloud storage products, as our subscriber base became more familiar with these products. The impact of these factors was partially offset by increased investment in our data center and subscriber support infrastructure and other initiatives that we believe will enable our continued growth in subscribers and ARPS. These initiatives include developing our cloud platform; developing a new data management system for our sales floor and support staff across our major brands; improving our domain name management tools and continuing to roll out our BuyDomains premium domain offering across our major brands; investing in new ways to attract and on-board subscribers, including mobile applications; and enhancing our distribution capabilities, including improving our distribution tools and analytics and the ability of our platform to support and distribute complex e-commerce and marketing solutions more effectively.

The following table reflects the reconciliation of adjusted net income and adjusted EBITDA to net income (loss) calculated in accordance with GAAP (all data in thousands).

	Three Months Ended March 31,
	2014	2015
Net income (loss)	$(22,469)	$884
Stock-based compensation	3,544	3,971
Loss on sale of assets	6	40
(Gain) loss of unconsolidated entities	(21)	1,108
Amortization of intangible assets	24,079	21,298
Amortization of deferred financing costs	19	20
Changes in deferred revenue	31,394	14,933
Impact of reduced fair value of deferred domain registration costs	(6,002)	(678)
Transaction expenses and charges	1,363	1,523
Integration and restructuring expenses	3,196	1,418
Tax-affected impact of adjustments	(2,199)	(852)

Adjusted Net Income	$32,910	$43,665

Depreciation	7,046	7,866
Income tax expense	5,638	1,830
Interest expense, net (net of impact of amortization of deferred financing costs)	13,533	14,209

Adjusted EBITDA	$59,127	$67,570

The following table provides a reconciliation of income tax expense included in the adjusted EBITDA table above to the income tax expense in our consolidated statements of operations and comprehensive income (loss) (all data in thousands).

	Three Months Ended March 31,
	2014	2015
Income tax expense	$5,638	$1,830
Tax-affected impact of adjustments	(2,199)	(852)

Income tax expense in consolidated statements of operations and comprehensive income (loss)	$3,439	$978

The following table provides a reconciliation of net interest expense included in the adjusted EBITDA table above to the net interest expense in our consolidated statements of operations and comprehensive income (loss) (all data in thousands).

	Three Months Ended March 31,
	2014	2015
Interest expense, net (net of impact of deferred financing costs)	$13,533	$14,209
Amortization of deferred financing costs	19	20

Other expense in consolidated statements of operations and comprehensive income (loss)	$13,552	$14,229

Components of Operating Results

Revenue

We generate revenue primarily from selling subscriptions for our cloud-based products and services. The subscriptions we offer are similar across all of our brands and are provided under contracts pursuant to which we have ongoing obligations to support the subscriber. These contracts are generally for service periods of up to 36 months and typically require payment in advance at the time of initiating the subscription for the entire subscription period. Typically, we also have arrangements in place to auto renew a subscription at the end of the subscription period. Due to factors such as introductory pricing, our renewal fees may be higher than our initial subscription. We sell more subscriptions with 12 month terms than with any other term length. We also earn revenue from the sale of domain name registrations, premium domains and non-term based products and services, such as certain online security products and professional technical services as well as through referral fees and commissions. We expect our revenue to increase in future periods as we expand our subscriber base, including through acquisitions, and increase our average revenue per subscriber by selling additional products and services throughout their subscription period.

Cost of Revenue

Cost of revenue includes costs of operating our subscriber support organization, fees we pay to register domain names for our subscribers, costs of leasing and operating data center infrastructure, such as technical personnel costs associated with monitoring and maintaining our network operations, fees we pay to third-party product and service providers, and merchant fees we pay as part of our billing processes. We also allocate to cost of revenue the depreciation and amortization related to these activities and the intangible assets we have acquired, as well as a portion of our overhead costs attributable to our employees engaged in subscriber support activities. In addition, cost of revenue includes stock-based compensation expense for employees engaged in support and network operations. We expect cost of revenue to increase in absolute dollars in future periods as we expand our subscriber base, increase our levels of subscriber support, expand our domain name business and add data center capacity. Cost of revenue may increase or decrease as a percentage of revenue in a given period, depending on our ability to manage our infrastructure costs, in particular with respect to data centers and support, the amount of third-party product and services that we sell and as a result of our amortization expense related to acquisitions.

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

Sales and Marketing. Sales and marketing expense primarily consists of costs associated with bounty payments to our network of online partners, SEM and SEO, general awareness and brand building activities, as well as the cost of employees engaged in sales and marketing activities. Sales and marketing expense also includes costs associated with sales of products as well as stock-based compensation expense for employees engaged in sales and marketing activities. We expect sales and marketing expense to increase in absolute dollars in future periods as we continue to expand our business and increase our sales efforts. We also expect sales and marketing expense to be our largest category of operating expense for the foreseeable future as we continue with our plans to develop and grow additional subscriber acquisition channels. Sales and marketing expense as a percentage of revenue may increase or decrease in a given period, depending on the cost of attracting new subscribers to our solutions, changes in how we invest in different subscriber acquisition channels, changes in how we approach search engine marketing and search engine optimization and the extent of general awareness and brand building activities we may undertake, as well as the efficiency of our sales and support personnel and our ability to sell more products and services to our subscribers and drive favorable returns on invested marketing dollars.

Engineering and Development. Engineering and development expense includes the cost of employees engaged in enhancing our technology platform and our systems, developing and expanding product and service offerings, and integrating technology capabilities from our acquisitions. Engineering and development expense includes stock-based compensation expense for employees engaged in engineering and development activities. Our engineering and development expense does not include costs of leasing and operating our data center infrastructure, such as technical personnel costs associated with monitoring and maintaining our network operations and fees we pay to third-party product and service providers, which are included in cost of revenue. We expect our engineering and development expense as a percentage of our revenue to stay in line with current levels.

General and Administrative. General and administrative expense includes the cost of employees engaged in corporate functions, such as finance, human resources, legal affairs and general management. General and administrative expense also includes all facility and related overhead costs not allocated to cost of revenue, as well as insurance premiums and professional service fees. We have incurred and will continue to incur expenses associated with being a publicly traded company and due to our expansion into international territories, including increased legal, corporate insurance, tax and accounting expenses, and the additional costs of maintaining compliance with Section 404 of the Sarbanes-Oxley Act and other regulations. General and administrative expense includes stock-based compensation expense for employees engaged in general and administrative activities. We expect that general and administrative expense will continue to increase in absolute dollars but decrease marginally as a percentage of revenue as we further expand our operations and continue to operate as a public company.

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

There have been no material changes to our critical accounting policies since December 31, 2014. For further information on our critical accounting policies and estimates, see Note 2 to the consolidated financial statements appearing in Part I, Item 1 in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on February 27, 2015.

Results of Operations

The following table sets forth our results of operations for the periods presented (all data in thousands). The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended March 31,
	2014	2015
	(unaudited)
Revenue	$145,750	$177,318
Cost of revenue	89,191	100,974

Gross profit	56,559	76,344

Operating expense:
Sales and marketing	41,624	35,044
Engineering and development	4,953	5,371
General and administrative	15,481	18,730

Total operating expense	62,058	59,145

Income (loss) from operations	(5,499)	17,199
Total other expense, net	(13,552)	(14,229)

Income (loss) before income taxes and equity earnings of unconsolidated entities	(19,051)	2,970
Income tax expense	3,439	978

Income (loss) before equity earnings of unconsolidated entities	(22,490)	1,992

Equity (income) loss of unconsolidated entities, net of tax	(21)	1,108

Net income (loss)	$(22,469)	$884

Net loss attributable to non-controlling interest	(3,184)	—

Net income (loss) attributable to Endurance International Group Holdings, Inc.	$(19,285)	$884

Comparison of Three Months Ended March 31, 2014 and 2015

Revenue

	Three Months Ended March 31,		Change
	2014	2015	Amount	%
	(dollars in thousands)
Revenue	$145,750	$177,318	$31,568	22%

Revenue increased by $31.6 million, or 22%, from $145.7 million for the three months ended March 31, 2014 to $177.3 million for the three months ended March 31, 2015. Of this increase, $10.4 million is attributable to revenues, including growth and synergies, from the acquisitions of BuyDomains, Arvixe and Webzai, which were not part of our business for the quarter ended March 31, 2014. The balance of the increase, or $21.2 million, is attributable primarily to the growth of our business, and to a lesser extent, other factors, including principally the impact of the purchase accounting adjustment for the Directi acquisition.

Cost of Revenue

	Three Months Ended March 31,				Change
	2014		2015
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Cost of revenue	$89,191	61%	$100,974	57%	$11,783	13%

Cost of revenue increased by $11.8 million, or 13%, from $89.2 million for the three months ended March 31, 2014 to $101.0 million for the three months ended March 31, 2015. Depreciation expense increased by $0.6 million, domain registration costs increased by $10.5 million, data center expenses increased by $1.9 million and support expenses increased by $2.5 million. These increases were partially offset by a decrease in costs attributable to third-party products and services of $0.9 million, as well as a $2.8 million decrease in amortization expense.

Our cost of revenue contains a significant portion of non-cash expenses, in particular amortization expense for the intangible assets we have acquired through our acquisitions and the acquisition by investment funds and entities affiliated with Warburg Pincus and Goldman, Sachs & Co on December 22, 2011 of a controlling interest in us. The following table sets forth the significant non-cash components of cost of revenue.

	Three Months Ended March 31,
	2014	2015
	(dollars in thousands)
Amortization expense	$24,079	$21,298
Depreciation expense	6,662	7,310
Stock-based compensation expense	132	113

Gross Profit

	Three Months Ended March 31,
	2014		2015		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Gross profit	$56,559	39%	$76,344	43%	$19,785	35%

Gross profit increased by $19.8 million, or 35%, from $56.5 million for the three months ended March 31, 2014 to $76.3 million for the three months ended March 31, 2015. Our gross profit as a percentage of revenue increased by four percentage points from 39% for the three months ended March 31, 2014 to 43% for the three months ended March 31, 2015. Approximately $17.0 million of the increase was attributable to increases in our subscriber base, including acquired subscribers, our sale of additional products and services and increases in prices paid by our subscribers at renewals or after expiration of promotional periods. Additionally, $2.8 million was attributable to a net decrease in amortization expense.

The following table sets forth gross profit and the significant non-cash components of cost of revenue as a percentage of revenue:

	Three Months Ended March 31,
	2014	2015
	(dollars in thousands)
Revenue	$145,750	$177,318
Gross profit	56,559	76,344
Gross profit % of revenue	39%	43%
Amortization expense % of revenue	17%	12%
Depreciation expense % of revenue	5%	4%
Stock-based compensation expense % of revenue	*	*

*	Less than 1%.

Operating Expense

	Three Months Ended March 31,
	2014		2015		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Sales and marketing	$41,624	29%	$35,044	20%	$(6,580)	(16)%
Engineering and development	4,953	3%	5,371	3%	418	8%
General and administrative	15,481	11%	18,730	11%	3,249	21%

Total	$62,058	43%	$59,145	33%	$(2,913)	(5)%

Sales and Marketing. Sales and marketing expense decreased by $6.6 million, or 16%, from $41.6 million for the three months ended March 31, 2014 to $35.0 million for the three months ended March 31, 2015. The decrease in sales and marketing spend is primarily attributable to reduced marketing spend for certain products, including cloud storage products, as our subscriber base became more familiar with these products.

Engineering and Development. Engineering and development expense increased by $0.4 million, or 8%, from $5.0 million for the three months ended March 31, 2014 to $5.4 million for the three months ended March 31, 2015. Of this increase, $0.9 million was due to an increase in payroll and benefits and $0.1 million was due to an increase in depreciation expense, partially offset by a $0.5 million reduction in integration and restructuring costs.

General and Administrative. General and administrative expense increased by $3.2 million, or 21%, from $15.5 million for the three months ended March 31, 2014 to $18.7 million for the three months ended March 31, 2015. The year-over-year increase consisted of a $2.0 million increase in labor related costs to support the growth of our business, a $0.4 million increase in stock-based compensation, $0.7 million of follow-on offering expenses incurred on behalf of the selling stockholders during the March 2015 follow-on offering and $0.1 million in depreciation expense.

Net Interest Income (Expense)

	Three Months Ended March 31,		Change
	2014	2015	Amount	%
	(dollars in thousands)
Net interest income (expense)	$(13,552)	$(14,229)	$677	5%

Net interest expense increased by $0.7 million, or 5%, from $13.6 million for the three months ended March 31, 2014 to $14.3 million for the three months ended March 31, 2014. This increase is primarily due to $0.7 million of interest expense related to amounts drawn down on our revolving credit facility during the three months ended March 31, 2015 and $0.1 million of accretion of present value for the deferred consideration related to the Webzai and BuyDomains acquisitions. These increases were partially offset by a $0.1 million decrease in loan service fees.

Income Tax Expense

	Three Months Ended March 31,		Change
	2014	2015	Amount	%
	(dollars in thousands)
Income tax expense	$3,439	$978	$(2,461)	(72)%

The expense for income taxes for the three months ended March 31, 2015 decreased by $2.5 million, or 72%, from $3.4 million for the three months ended March 31, 2014 to $1.0 million for the three months ended March 31, 2015. The decrease consisted of a net decrease in our federal, state and foreign income tax expense of $1.9 million and a net decrease in our deferred tax expense of $0.6 million. The decrease in our deferred tax expense from March 31, 2014 to March 31, 2015 was primarily attributable to the different book and tax treatment for goodwill and intangible assets recorded due to acquisitions. We expect to continue to incur deferred tax expenses in the near term. In the three months ended March 31, 2015, we had nondeductible expenses primarily related to stock-based compensation, transaction costs and other foreign permanent differences.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations since inception primarily with cash flow generated by operations, borrowings under credit facilities and public offerings of our securities. In October 2013, we closed our IPO and received net proceeds of $232.1 million, after deducting underwriting discounts and commissions and offering expenses payable by us. On November 25, 2013, we completed a debt refinancing and used a portion of the net proceeds from our IPO to reduce our overall indebtedness by $148.8 million to $1,050.0 million. We also increased our revolving credit facility, which matures on December 22, 2016, to $125.0 million. As part of the refinancing, we paid off our second lien term loan and added an incremental first lien term loan, resulting in lower interest rates. We currently pay 5.00% interest on our first lien term loan which is based on adjusted LIBOR plus 400 basis points, subject to a LIBOR floor of 1.00% and between 7.75% and 8.50% interest on our revolving credit facility borrowings. As of March 31, 2015, the LIBOR-based interest rates on our first lien term loan facility and revolving credit facility were 5.00% and 7.75%. Under our first lien term loan facility, we are required to make quarterly principal repayments of $2.6 million.

In November 2014, we raised funds from the sale of 3,000,000 shares of our common stock in our follow on offering, and received net proceeds of $41.1 million, after deducting underwriting discounts and commissions and offering related expenses payable by us. We used a portion of the net proceeds to reduce the outstanding balance of our revolving credit facility, meet our deferred consideration commitments and invest $15.2 million to acquire a 40% ownership interest in AppMachine.

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

As of March 31, 2015, we had cash and cash equivalents totaling $31.7 million, restricted cash of $1.4 million and negative working capital of $275.6 million, which includes the $10.5 million current portion of the first lien term loan facility and $21.0 million drawn against our $125.0 million revolving credit facility. In addition, we had approximately $1,023.8 million of long term indebtedness outstanding under our first lien term loan facility, which matures on November 9, 2019. We also have $340.1 million of short-term and long-term deferred revenue, which is not expected to be payable in cash. We believe that our current cash and cash equivalents and operating cash flows will be sufficient to meet our anticipated working capital and capital expenditure requirements, as well as our required principal and interest payments under our indebtedness, for at least the next 12 months.

Debt Covenants

The first lien term loan facility requires that we maintain one financial covenant, based on EBITDA coverage.

The first lien term loan facility also imposes restrictions on the payment of dividends, as well as reporting requirements. Additionally, the first lien term loan facility requires us to comply with certain negative covenants and specifies certain events of default that could result in amounts becoming payable, in whole or in part, prior to their maturity dates. We were in compliance with all covenants at March 31, 2015.

With the exception of certain excluded equity interests and certain restricted cash balances and bank deposits permitted under the terms of the first lien term loan facility, substantially all of our assets are pledged as collateral for the outstanding loan commitments.

Cash and Cash Equivalents

As of March 31, 2015, our cash and cash equivalents were primarily held for working capital purposes and for required principal and interest payments under our indebtedness. A majority of our cash and cash equivalents was held in operating accounts. Our cash and cash equivalents decreased by $0.7 million from $32.4 million at December 31, 2014 to $31.7 million at March 31, 2015. We used cash on hand at December 31, 2014 and cash flows from operations to fund our acquisition and minority investment activity described under financing and investing activities below. Our future capital requirements will depend on many factors including, but not limited to acquisitions, our growth rate, expansion of sales and marketing activities, the introduction of new and enhanced products and services, market acceptance of our solutions and our gross profits and operating expenses.

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Three Months Ended March 31,
	2014	2015
	(dollars in thousands)
Purchases of property and equipment	$(6,203)	$(7,249)
Principal payments on capital lease obligations	(885)	(930)
Depreciation	7,046	7,866
Amortization	24,103	21,456
Cash flows provided by operating activities	37,987	50,223
Cash flows used in investing activities	(24,580)	(7,561)
Cash flows used in financing activities	(28,616)	(42,871)

Capital Expenditures

Our capital expenditures on the purchase of property and equipment for the three months ended March 31, 2014 and 2015 were $6.2 million and $7.2 million, respectively. The higher capital expenditures in the three months ended March 31, 2015 included an investment in data center infrastructure. In addition, our capital expenditures during the three months ended March 31, 2014 and 2015 includes $0.9 million and $0.9 million, respectively, of principal payments under a three year capital lease for software of $11.7 million beginning in January 2014. The remaining balance payable on the capital lease is $7.2 million as of March 31, 2015. We expect to maintain our total capital expenditures in line with revenue growth as we expand our business.

Depreciation

Our depreciation expense for the three months ended March 31, 2014 and 2015 increased from $7.0 million to $7.9 million. This increase was primarily due to expansion in our business by on-boarding acquisitions as well as investments in data center infrastructure and leasehold improvements. The leasehold improvements were associated with operating leases as we expanded and revamped our presence in Massachusetts.

Amortization

Our amortization expense, which includes amortization of other intangible assets, amortization of deferred financing costs and amortization of net present value of deferred consideration, decreased by $2.6 million from $24.1 million for the three months ended March 31, 2014 to $21.5 million for the three months ended March 31, 2015. Of this decrease in amortization expense, $5.2 million was primarily due to lower expenses associated with customer relationships and trade names related to acquisitions that occurred prior to March 31, 2014, partially offset by the increase of amortization expense related to intangible assets of businesses that have been acquired since April 1, 2014. In addition, $0.1 million was attributable to higher amortization expense of net present value of deferred consideration as a result of our acquisitions of Webzai in August 2014 and BuyDomains in September 2014, which have deferred consideration payments payable 24 months after the dates of the acquisitions.

Operating Activities

Cash provided by operating activities consists primarily of net income (loss) adjusted for certain non-cash items including depreciation, amortization, stock-based compensation expense and changes in deferred taxes, and the effect of changes in working capital, in particular in deferred revenue. As we add subscribers to our platform, we typically collect the entire subscription fee at the time of initial billing and recognize revenue over the terms of the subscriptions. Accordingly, we generate operating cash flows as we collect cash from our subscribers in advance of delivering the related products and services, and we maintain a significant deferred revenue balance. As we add subscribers and sell additional products and services, our deferred revenue balance increases. Our operating cash flows are net of transaction expenses and charges.

Net cash provided by operating activities was $50.2 million for the three months ended March 31, 2015 compared with $38.0 million for the three months ended March 31, 2014. The increase in the three months ended March 31, 2015 consisted of net income of $0.9 million, non-cash charges of $35.0 million and a net change of $14.3 million in our operating assets and liabilities. The net change in our operating assets and liabilities included an increase in deferred revenue of $14.9 million, which was $16.5 million less than in the same period in 2014 and also included an increase in prepaid domain name registry fees of $8.8 million which was $0.7 million greater than in the same period in 2014.

Net cash provided by operating activities was $38.0 million for the three months ended March 31, 2014 which consisted of a net loss of $22.5 million, offset by non-cash charges of $35.6 million and a net change of $24.9 million in our operating assets and liabilities. The net change in our operating assets and liabilities included an increase in deferred revenue of $31.4 million.

Investing Activities

Cash flows used in investing activities consists primarily of purchases of property and equipment, acquisition consideration payments, and changes in restricted cash balances.

During the three months ended March 31, 2015 we used $7.2 million of cash to purchase property and equipment and deposited $0.3 million of restricted cash with a payment processor.

During the three months ended March 31, 2014 we used $18.1 million of cash, net of cash acquired, for the purchase consideration for our acquisition of the web presence business of Directi. We also used $6.2 million of cash to purchase property and equipment and deposited $0.3 million of restricted cash with a payment processor.

Financing Activities

Cash flow from financing activities consists primarily of the net change in our overall indebtedness, payment of associated financing costs, payment of deferred consideration for our acquisitions and the issuance or repurchase of equity.

During the three months ended March 31, 2015, cash flows used in financing activities was $42.9 million, which includes a $10.2 million payment to increase our investment in JDI Backup Ltd. to 100%, $0.5 million of deferred consideration paid during the period, net payments against our revolving credit facility of $29.0 million, principal payments of $2.6 million under our first lien term loan facility and $0.9 million of principal payments related to capital lease obligations. During the three months ended March 31, 2015, we borrowed in aggregate $7.0 million against our revolving credit facility and repaid in aggregate $36.0 million.

During the three months ended March 31, 2014, cash flow provided by financing activities was $28.6 million, which included $24.5 million of deferred consideration paid during the period, the majority of which was for our HostGator acquisition, principal payment of $2.6 million under our first lien term loan facility, $0.9 million of principal payments related to capital lease obligations and $0.6 million of payments related to issuance costs from our IPO which were unpaid as of December 31, 2013. During the three months ended March 31, 2014, we entered into a three year capital lease agreement for $11.7 million for software licenses which require principal payments of approximately $0.9 million each quarter for the term of the lease.

We believe that our existing cash and cash equivalents, our cash flows from operations and use of our revolving credit facility will be sufficient to meet the maximum payment obligations related to our completed acquisitions and credit facility obligations for at least the next 12 months.

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

As of March 31, 2015, we are in a cumulative pre-tax book loss position for the past three years. We have generated significant NOLs since inception, and as such, we have no U.S. carryback capacity. After consideration of the available evidence, both positive and negative, we concluded that we will not be able to utilize our deferred tax assets and recorded a valuation allowance of $69.3 million as of December 31, 2014. We reported positive pre-tax earnings for the quarter ended March 31, 2015.

Utilization of the NOL carry-forwards can be subject to an annual limitation due to the ownership percentage change limitations under Section 382 of the Internal Revenue Code, or Section 382 limitation. Ownership changes can limit the amount of net operating loss and other tax attributes that a company can use each year to offset future taxable income and taxes payable. In connection with a change in control in 2011 we were subject to Section 382 annual limitations of $77.1 million against the balance of NOL carry-forwards generated prior to the change in control. Through December 31, 2014 we accumulated the unused amount of Section 382 limitations in excess of the amount of NOL carry-forwards that were originally subject to limitation. Therefore these unused NOL carry-forwards are available for future use to offset taxable income. We completed an analysis of changes in our ownership from 2011, through our IPO, to December 31, 2013 and concluded that there was not a Section 382 ownership change during this period and therefore any NOLs generated through December 31, 2013 will not be subject to any new Section 382 annual limitations on NOL carry-forwards. On November 20, 2014, we completed a follow-on offering pursuant to which we sold an aggregate of 3,000,000 shares of common stock, and the selling stockholders sold an aggregate of 11,950,000 shares of common stock. We did not receive any proceeds from the sale of shares by the selling stockholders. On March 6, 2015, we completed a follow-on offering pursuant to which the selling stockholders sold an aggregate 13,800,000 shares of common stock. We did not receive any proceeds from the sale of shares by the selling stockholders. We have performed an analysis of the impact of these offerings and determined that no Section 382 change in ownership has occurred. As a result, all unused NOL carry-forwards at December 31, 2014 are available for future use to offset taxable income.

Contractual Obligations and Commitments

As of April 30, 2015, we had outstanding indebtedness of $1,034.3 million under our first lien term loan facility, which has a quarterly principal repayment of $2.6 million. During the three months ended March 31, 2015, we paid $0.5 million of deferred consideration in connection with the Mojoness Inc. acquisition. There have been no other significant changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K filed with the SEC on February 27, 2015.

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

Foreign Currency Exchange Risk

A significant majority of our subscription agreements and our expenses are denominated in U.S. dollars. We do, however, have sales in a number of foreign currencies as well as business operations in Brazil and India and are subject to the impacts of currency fluctuations in those markets. The impact of these currency fluctuations is insignificant relative to the overall financial results of our company.

Interest Rate Sensitivity

We had cash and cash equivalents of $31.7 million at March 31, 2015, the majority of which was held in operating accounts for working capital purposes and other general corporate purposes which includes payment of principal and interest under our indebtedness. As of March 31, 2015, we had approximately $1,034.3 million of indebtedness outstanding under our first lien term loan facility and $21.0 million of indebtedness under a revolving credit facility of $125.0 million.

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

Based on our aggregate indebtedness of $1,034.3 million as of March 31, 2015, a 100-basis-point increase in the adjusted LIBOR rate above the LIBOR floor would result in a $10.5 million increase in our aggregate interest payments over a 12-month period, and a 100-basis-point decrease at the current LIBOR rate would not result in a decrease in our interest payments.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2015, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation of our disclosure controls and procedures as of March 31, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On May 4, 2015, Christopher Machado, a purported holder of our common stock, filed a civil action in the United States District Court for the District of Massachusetts against us and our chief executive officer and our chief financial officer, Machado v. Endurance International Group Holdings, Inc., et al., Civil Action No. 1:15-cv-11775-GAO. The complainant in the action asserts claims on behalf of a purported class of purchasers of our securities between November 4, 2014 and April 27, 2015. The complaint asserts violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, based on assertions that disclosures made by us during the class period concerning our organic growth rate, average revenue per subscriber, and financial accounting related to our international business were false or misleading. Plaintiff seeks, on behalf of himself and the purported class, compensatory damages and his costs and expenses of litigation.

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

Our quarterly and annual operating results may be adversely affected due to a variety of factors that could affect our revenue or our expenses in any particular period. You should not rely on quarter-to-quarter comparisons of our operating results as an indication of future performance. Factors that may adversely affect our quarterly and annual operating results may include:

•	our ability to attract new subscribers and retain existing subscribers;

•	our ability to increase sales to our existing subscribers;

•	our inability to raise the selling prices for our solutions or reductions in the selling prices for our solutions;

•	our ability to acquire subscribers in a cost-effective way;

•	our ability to maintain a high level of subscriber satisfaction;

•	competition in the market for our products and services, as well as competition for referral sources;

•	rapid technological change, frequent new product and service introductions, and evolving industry standards, including with respect to how our products and services are marketed to consumers and in how consumers find, purchase and use our products and services;

•	difficulties in integrating technologies, products and employees from companies we have acquired or may acquire in the future or in migrating acquired subscribers from an acquired company’s platforms to our platforms;

•	difficulties and costs arising from our international operations and continued international expansion;

•	systems, data center and Internet failures and service interruptions;

•	network security breaches or sabotage resulting in the unauthorized use or disclosure of, or access to, personally identifiable information or other confidential information;

•	difficulties in distributing new products;

•	shortcomings in, or misinterpretations of, our metrics and data which cause us to fail to anticipate or identify trends in our market;

•	terminations of, disputes with, or material changes to our relationships with third-party partners, including referral sources, product partners, data center providers, payment processors and landlords;

•	a shift in subscriber demand to lower margin solutions, which could increase our cost of revenue;

•	costs or liabilities associated with any past or future acquisitions that we may make;

•	changes in legislation that affect our collection of sales and use taxes or changes to our business that subject us to taxation in additional jurisdictions;

•	changes in regulation or to regulatory bodies, such as the Internet Corporation for Assigned Names and Numbers, or ICANN, that could affect our business and our industry, or our failure to comply with such regulation; and

•	loss of key employees.

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

Our growth is dependent on our ability to continue to attract new subscribers while retaining existing subscribers and expanding the products and services we sell to them. Growth in the demand for our products and services may be inhibited, and we may be unable to sustain growth in our subscriber base, for a number of reasons, including, but not limited to:

•	our failure to develop or offer new or additional products and services in a timely manner that keeps pace with new technologies and the evolving needs of our subscribers;

•	our inability to market our solutions in a cost-effective manner to new subscribers or to our existing subscribers and to increase our sales to existing subscribers, including due to changes in regulation, or changes in the enforcement of existing regulation that would impair our marketing practices, require us to change our sign-up processes or require us to increase disclosure designed to provide greater transparency as to how we bill and deliver our services;

•	our inability to offer solutions that are adequately integrated and customizable to meet the needs of our highly diverse and fragmented subscriber base;

•	changes in search engine ranking algorithms or in search terms used by potential subscribers, either of which may have the effect of increasing our competitors’ search engine rankings or increasing our marketing costs to offset lower search engine rankings;

•	failure of our third-party development partners, which provide a majority of our offerings, to continue to support existing products and to develop and support new products;

•	the inability of our subscribers to differentiate our solutions from those of our competitors or our inability to effectively communicate such distinctions;

•	our inability to maintain, or strengthen awareness of, our brands;

•	our inability to maintain a consistent user experience and timely and consistent product upgrade schedule for all of our subscribers due to the fact that not all of our brands, products, or services operate from the same control panel or other systems;

•	our inability to penetrate, or adapt to requirements of, international markets, including our inability to obtain or maintain the required licenses to operate in certain international markets;

•	our inability to enter into automatically renewing contracts with our subscribers or increase subscription prices;

•	the decisions by our subscribers to move the hosting of their Internet sites and web infrastructure to their own IT systems, into co-location facilities or to our competitors if we are unable to effectively market the scalability of our solutions;

•	subscriber dissatisfaction causing our existing subscribers to stop referring prospective subscribers to us; and

•	perceived or actual security, integrity, reliability, quality or compatibility problems with our solutions, including related to unscheduled downtime, outages or network security breaches.

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

As a result of acquisitions and internal growth, we increased our revenue from $520.3 million in the year ended December 31, 2013 to $629.8 million in the year ended December 31, 2014. We increased our revenue by $31.6 million from $145.7 million for the three months ended March 31, 2014 to $177.3 million for the three months ended March 31, 2015.

Our growth has placed, and will continue to place, a significant strain on our managerial, engineering, network operations and security, sales and support, marketing, legal, compliance, finance and other resources. In particular, our growth has placed, and will continue to place, a significant strain on our ability to maintain effective internal financial and accounting controls and procedures. For example, as a result of our acquisitions, we have acquired multiple billing systems that we are in the process of integrating, and we may acquire and integrate additional billing systems with future acquisitions. Any delays or other challenges associated with these build-outs or integrations could lead to inaccurate disclosure, which could prevent us from producing accurate financial statements on a timely basis and harm our operating results, our ability to operate our business and our investors’ view of us.

In addition, as a result of our growth, the increase in the number of our total subscribers has required us to invest in and improve the security, scale and flexibility of our infrastructure and information technology systems, and the increase in the number of payment transactions that we process for our subscribers has increased the amount of customer data that we store. Any loss of data or disruption in our ability to provide our product offerings due to disruptions to, or the inflexibility or lack of scale of, our infrastructure or information technology systems could harm our business or our reputation.

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

Acquisitions involve numerous risks, any of which could harm our business, including:

•	difficulties in integrating the technologies, products, operations, billing systems, personnel or operations of an acquired business and realizing the anticipated benefits of the combined businesses;

•	difficulties in supporting and transitioning acquired subscribers, if any, to our platform, causing potential loss of such subscribers and damage to our reputation;

•	disruption of our ongoing business and diversion of financial, management, operations and customer support resources from existing operations;

•	difficulties in applying our controls and risk management and compliance policies and practices to acquired companies;

•	integration and support of redundant solutions or solutions that are outside of our core capabilities;

•	the incurrence of additional debt in order to fund an acquisition, or assumption of debt or other liabilities, including litigation risk or risks associated with other unforeseen or undisclosed liabilities, of the acquired company, or exposure to successor liability for any legal violations of the acquired company;

•	to the extent an acquired company has a corporate culture or compensation arrangement different from ours, difficulty assimilating or integrating the acquired organization and its talent, which could lead to morale issues, increased turnover and lower productivity than anticipated, and could also adversely affect the culture of our existing organization;

•	the price we pay, or other resources that we devote, may exceed the value we realize, or the value we could have realized if we had allocated the purchase price or other resources to another opportunity, or unanticipated costs associated with pursuing acquisitions;

•	potential loss of an acquired business’ strategic alliances and key employees, including those employees who depart prior to transferring to us, or without otherwise documenting, knowledge and information that are important to the efficient operation of the acquired business;

•	potential deployment by an acquired company of its top talent to other of its business units prior to our acquisition if we do not acquire the entirety of an acquired company’s stock or assets;

•	difficulties associated with governance and control matters in minority investments and risk of loss of all or a substantial portion of our investment;

•	disruption of our business due to sellers, former employees, contractors or third-party service providers of an acquired company or business misappropriating our intellectual property, violating non-competition agreements, or otherwise causing harm to our company;

•	adverse tax consequences, including exposure to substantial penalties, fees and costs if an acquired company failed to comply, or is alleged by regulatory authorities to have failed to comply, with relevant tax rules and regulations prior to our acquisition or due to substantial depreciation or deferred compensation charges; and

•	accounting effects, including potential impairment charges related to long-lived assets and requirements that we record deferred revenue at fair value.

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

We currently maintain offices and conduct operations primarily in the United States, Brazil, India, Israel and the United Kingdom and have third-party support arrangements in China and Singapore. In addition, we have localized versions of our Bluehost and HostGator sites targeted to customers in several countries, including Brazil, Russia, India, China, Turkey and Mexico. We intend to continue to expand our international operations, including through mergers and acquisitions.

Any international expansion efforts that we undertake may not be successful. In addition, conducting operations in international markets or establishing international locations subjects us to new risks that we have not generally faced in the United States. These risks include:

•	localization of the marketing and deployment of our solutions, including translation into foreign languages and adaptation for local practices and regulatory requirements;

•	lack of familiarity with, burdens of, and increased expense relating to, complying with foreign laws, legal standards, regulatory requirements, tariffs and other barriers, including laws related to employment or labor, or laws regarding liability of online service providers for activities of subscribers, such as defamation, infringement or other illegal activities, and more stringent laws in foreign jurisdictions relating to the privacy and protection of third-party data, as well as potential damage to our reputation as a result of our compliance or non-compliance with such requirements;

•	difficulties in identifying and managing local staff, systems integrators, technology partners, and other third-party vendors and service providers;

•	diversion of our management’s attention and resources to explore, negotiate, or close acquisitions and to integrate, staff and manage geographically remote operations and employees;

•	longer than expected lead times for, or the failure of, an SMB market for our solutions to develop in the countries and regions in which we are opening offices and conducting operations;

•	our inability to effectively market our solutions to SMBs due to our failure to adapt to local cultural norms, technology standards, billing and collection standards or pricing models;

•	differing technology practices and needs that we are not able to meet, including an increased demand from our international subscribers that our cloud-based solutions be easily accessible and operational on smartphones and tablets;

•	difficulties in collecting payments from subscribers or in automatically renewing their contracts with us, especially due to the more limited availability and popularity of credit cards in certain countries;

•	difficulties in attracting new subscribers, especially in developing countries and regions and those where the Internet infrastructure is still in its early stages;

•	greater difficulty in enforcing contracts, including our terms of service and other agreements;

•	management, communication and integration problems resulting from cultural or language differences and geographic dispersion;

•	sufficiency of qualified labor pools and greater influence of organized labor in various international markets;

•	competition from companies with international operations, including large international competitors and entrenched local companies;

•	changes in global currency systems or fluctuations in exchange rates that may increase the volatility of or adversely affect our foreign-based revenue;

•	compliance with the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, economic sanction laws and regulations, including those administered by the U.S. Treasury Department’s Office of Foreign Assets Control, or OFAC, export controls and other U.S., non-U.S. and local laws and regulations regarding international and multi-national business operations;

•	potentially adverse tax consequences, including the complexities of foreign value added tax (or other tax) systems, our inadvertent failure to comply with all relevant foreign tax rules and regulations due to our lack of familiarity with the jurisdiction’s tax laws, and restrictions and withholdings on the repatriation of earnings;

•	uncertain political and economic climates; and

•	reduced or varied protection for intellectual property rights in some countries.

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

The SMB market for cloud-based technologies is highly competitive and constantly evolving. We expect competition to increase from existing competitors, who are also expanding the variety of solution-based services that they offer to SMBs, as well as potential new market entrants. Some of our competitors may have greater resources, more brand recognition and consumer awareness, more diversified product offerings, greater international scope and larger subscriber bases than we do. As a result, we may not be able to compete successfully against them. If these companies decide to devote greater resources to the development, promotion and sale of their products and services, or if the products and services offered by these companies are more attractive to or better meet the evolving needs of SMBs, greater numbers of SMBs may choose to use these competitors for creating an online presence and as a general platform for running online business operations. There are also relatively few barriers to entry in this market, especially for providers of niche services, which often have low capital and operating expenses and the ability to quickly bring products to market that meet specific subscriber needs. Accordingly, as this market continues to develop, we expect the number of competitors to increase. The continued entry of competitors into the cloud-based technologies market, and the rapid growth of some competitors that have already entered the market, may make it difficult for us to maintain our market position.

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

We store and transmit large amounts of sensitive, confidential, personal and proprietary information, including payment card information. Any security breach, virus, accident, employee error, criminal activity or malfeasance, fraudulent service plan order, impersonation scam perpetrated against us, intentional misconduct by cyber criminals or similar intrusion, breach or disruption could result in unauthorized access, usage or disclosure, or loss of, confidential information, damage to our platform, as well as interruptions, delays or cessation of service to our subscribers, each of which may cause damage to our reputation and result in increased security costs, litigation, regulatory investigations or other liabilities. The risk that these types of events could seriously harm our business is likely to increase as we expand the number of technology solutions and services that we offer and expand our operations in foreign countries.

In addition, many states and countries in which we have subscribers have enacted regulations requiring us to notify subscribers in the event that certain subscriber information is accessed, or believed to have been accessed, without authorization, and in some cases also develop proscriptive policies to protect against such unauthorized access. Such notifications can result in private causes of action being filed against us. Should we experience a loss of protected data, efforts to enhance controls, assure compliance and address penalties imposed by such regulatory regimes could increase our costs.

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

Our support agents are often targeted by, and may be vulnerable to, e-mail scams, phishing, social media or similar attacks, as well as social engineering tactics used to perpetrate fraud. We have experienced and may in the future experience security attacks that cause our support agents to divulge confidential information about us or our subscribers, or to introduce viruses, worms or other malicious software programs onto their computers, allowing the perpetrators to, among other things, gain access to our systems or our subscribers’ accounts. Our subscribers may also use weak passwords, accidentally disclose their passwords or store them on a mobile device that is lost or stolen, or otherwise compromise the security of their data, creating the perception that our systems are not secure against third-party access. In addition, if third parties with which we work, such as vendors or developers, violate applicable laws or our policies, such violations may also put our information and our subscribers’ information at risk and could in turn have an adverse effect on our business and reputation.

If an actual or perceived security breach occurs, the market’s perception of our security measures could be harmed and we could lose sales and current and potential subscribers. We might also be required to expend significant capital and resources to investigate, protect against or address these problems. Any significant violations of data privacy could result in the loss of business, litigation and regulatory investigations and penalties that could damage our reputation and adversely affect our operating results and financial condition. Furthermore, if a high profile security breach occurs with respect to another provider of cloud-based technologies, our subscribers and potential subscribers may lose trust in the security of these business models generally, which could harm our ability to retain existing subscribers or attract new ones. We cannot guarantee that our backup systems, regular data backups, security protocols, network protection mechanisms and other procedures currently in place, or that may be in place in the future, will be adequate to prevent network and service interruption, system failure, damage to one or more of our systems or data loss in the event of a security breach or attack on our network.

If we do not maintain a low rate of credit card chargebacks and protect against breach of the credit card information we store, we will face the prospect of financial penalties and could lose our ability to accept credit card payments from subscribers, which would have a material adverse effect on our business, financial condition and operating results.

A majority of our revenue is processed through credit card transactions. Under current credit card industry practices, we are liable for fraudulent and disputed credit card transactions because we do not obtain the cardholder’s signature at the time of the transaction, even though the financial institution issuing the credit card may have authorized the transaction. Although we focus on keeping our rate of credit card refunds and chargebacks low, if our refunds or chargebacks increase, our credit card processors could require us to maintain or increase reserves or terminate their contracts with us, which would have an adverse effect on our financial condition.

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

In addition, we could be liable if there is a breach of the credit card or other payment information we store. Online commerce and communications depend on the secure transmission of confidential information over public networks. We rely on encryption and authentication technology that we have developed internally, as well as technology that we license from third parties, to provide security and authentication for the transmission of confidential information, including subscriber credit card numbers. However, we cannot ensure that this technology can prevent breaches of the systems that we use to protect subscriber credit card data. Although we maintain network security insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on reasonable terms, or at all. In addition, some of our third-party partners also collect information from transactions with our customers, and we may be subject to litigation or our reputation may be harmed if our partners fail to protect our subscribers’ information or if they use it in a manner that is inconsistent with our practices.

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

We currently use India-based third-party service providers to provide certain outsourced services to support our U.S.-based operations, including email- and chat-based customer and technical support, billing support, network monitoring and engineering and development services. As our operations grow, we expect to increase our use of these and other India-based outsourced service providers. Although there are cost advantages to operating in India, significant growth in the technology sector in India has increased competition to attract and retain skilled employees and has led to a commensurate increase in compensation costs. In the future, we or our third-party service providers may not be able to hire and retain such personnel at compensation levels consistent with our existing compensation and salary structure in India. In addition, we employ our own India-based workforce. Our use of a workforce in India exposes us to disruptions in the business, political and economic environment in that region. Our operations in India require us to comply with local laws and regulatory requirements, which are complex and burdensome and of which we may not always be aware, and expose us to foreign currency exchange rate risk. Our Indian operations may also subject us to trade restrictions, reduced or inadequate protection for intellectual property rights, security breaches and other factors that may adversely affect our business. Negative developments in any of these areas could increase our costs of operations or otherwise harm our business.

We have a history of losses and may not be able to maintain profitability.

We have had a net loss in each year since inception through 2014. We had a net loss of $159.2 million for fiscal year 2013, a net loss of $42.8 million for fiscal year 2014 and we may incur losses in the future. In connection with our acquisitions, we have recorded long-lived assets at fair value. We record amortization expense in each reporting period related to the long-lived assets, which impacts the amount of net loss or income we record in each reporting period.

Although we were profitable in the three months ended March 31, 2015, we do not know if we will be able to maintain profitability on a continued basis. We have made and expect to continue to make significant expenditures to develop and expand our business. Our recent growth in revenue and number of subscribers may not be sustainable, and our revenue may be insufficient to maintain profitability. We may incur significant losses in the future for a number of reasons, including interest expense related to our substantial indebtedness, and the other risks described in this report, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events.

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

We market our solutions through various brands, including Bluehost, HostGator, iPage, Domain.com, A Small Orange, MOJO Marketplace, BigRock and ResellerClub, among others. We believe that establishing and maintaining our brands is critical to our efforts to expand our subscriber base. If we do not continue to build awareness of our brands, we could be placed at a competitive disadvantage to companies whose brands are, or become, more recognizable than ours. To attract and retain subscribers and to promote and maintain our brands in response to competitive pressures, we may have to substantially increase our financial commitment to creating and maintaining distinct brand loyalty among subscribers or eliminate certain of our brands. If subscribers, as well as our third-party referral marketing, distribution and reseller partners, do not perceive our existing solutions to be reliable and of high quality, or if we introduce new services or enter into new business ventures that are not favorably received by such parties, the value of our brands could be diminished, thereby decreasing the attractiveness of our solutions to such parties. As a result, our operating results may be adversely affected by decreased brand recognition and harm to our reputation.

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

We rely on third-party referral and reseller partners to acquire subscribers. If our third-party referral partners fail to promote our brands or to refer new subscribers to us, fail to comply with regulations, are forced to change their marketing efforts in response to new or existing regulations or cease to be viewed as credible sources of information by our potential subscribers, we may face decreased demand for our solutions and loss of revenue. Our third-party reseller partners purchase our solutions and resell them to their customer bases. These partners have the direct contractual relationships with our ultimate subscribers and, therefore, we risk the loss of both our third-party partners and their customers if our services fail to meet expectations or if our partners fail to perform their obligations or deliver the level of service to the ultimate subscriber that we expect.

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

The U.S. Federal Trade Commission, or FTC, and various state and local governments and agencies regularly use their authority under laws prohibiting unfair and deceptive marketing and trade practices to investigate and penalize companies for practices related to the collection, use, handling, disclosure, and security of personal data of U.S. consumers.

We collect personally identifiable information and other data from our subscribers and prospective subscribers. We use this information to provide services to our subscribers, to support, expand and improve our business and, subject to each subscriber’s or prospective subscriber’s right to decline or opt-out, we may use this information to market other products and services to them. We may also share subscribers’ personally identifiable information with certain third parties as authorized by the subscriber or as described in the applicable privacy policy.

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

If we fail to comply with applicable law, there is a risk that we could be held subject to legislation in countries where we reasonably thought the laws did not apply to us. In addition, such regulations and laws may be modified and new laws may be enacted in the future. Future laws or regulations, or modifications to existing laws or regulations, could impair our ability to collect and/or use user information that we use to provide targeted advertising to our users, thereby impairing our ability to maintain and grow our subscriber base and increase revenue. Future restrictions on the collection, use, sharing or disclosure of our subscribers’ data or additional requirements for obtaining the consent of subscribers for the use and disclosure of such information could require us to modify our solutions and features, possibly in a material manner, and could limit our ability to develop new services and features.

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

In addition, in connection with the marketing and advertisement of our products and services by us or our affiliates, we could be the target of claims relating to false or deceptive advertising or marketing practices, including under the auspices of the FTC and state consumer protection statutes. In the European Union and in other international jurisdictions, we could be the target of similar claims under consumer protection laws, e-commerce and distance selling regulation, advertising regulation, unfair competition rules or similar legislation. We also rely on third parties to provide marketing and advertising of our products and services, and we could be liable for, or face reputational harm as a result of, their marketing practices if, for example, they fail to comply with applicable statutory and regulatory requirements.

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

We have filed several patent applications in the United States and foreign counterpart filings for some of those applications. Although some of these applications have issued to registration, we cannot assure you that patents will issue from every patent application, or that we will prosecute every application to registration, that patents that issue from our applications will give us the protection that we seek, or that any such patents will not be challenged, invalidated or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringers.

The risk of patent litigation has been amplified by the increase in certain third parties, so-called “non-practicing entities,” whose sole business is to assert patent claims and against which our own intellectual property portfolio may provide little deterrent value. We could incur substantial costs in prosecuting or defending any intellectual property litigation and we have incurred such costs in the past. If we sue to enforce our rights or are sued by a third party that claims that our solutions infringe its rights, the litigation could be expensive and could divert our management’s time and attention. Even a threat of litigation could result in substantial expense and time.

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

We could face potential claims of tort law liability for our failure to renew a subscriber’s domain, and we have faced such liability in the past. We could also face potential tort law liability for our role in the wrongful transfer of control or ownership of accounts, websites or domain names. The safeguards and procedures we have adopted may not be successful in insulating us against liability from such claims in the future. In addition, we face potential liability for other forms of account, website or domain name “hijacking,” including misappropriation by third parties of subscriber accounts, websites or domain names and attempts by third parties to operate accounts, websites or domain names or to extort the subscriber whose accounts, websites or domain names were misappropriated. Furthermore, our risk of incurring liability for a security breach on or in connection with a subscriber account, website or domain name would increase if the security breach were to occur following our sale to a subscriber of an SSL certificate that proved ineffectual in preventing it. Finally, we are exposed to potential liability as a result of our domain privacy service, wherein the identity and contact details for the domain name registrant are masked. Although our terms of service reserve the right to provide the underlying WHOIS information and/or to cancel privacy services on domain names giving rise to domain name disputes, including when we receive reasonable evidence of an actionable harm, the safeguards we have in place may not be sufficient to avoid liability, which could increase our costs of doing business.

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

Our business activities are subject to various restrictions under U.S. export controls and trade and economic sanctions laws, including the U.S. Commerce Department’s Export Administration Regulations and economic and trade sanctions regulations maintained by OFAC. Failure to comply with these laws and regulations could subject us to civil or criminal penalties, government investigations, and reputational harm. In addition, if our third-party resellers fail to comply with these laws and regulations in their dealings, we could face potential liability or penalties for violations. Furthermore, U.S. export control laws and economic sanctions laws prohibit certain transactions with U.S. embargoed or sanctioned countries, governments, persons and entities.

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

The global nature of our business requires us to comply with laws and regulations that prohibit bribery and corruption anywhere in the world. The FCPA, the U.K. Bribery Act 2010, or the Bribery Act, and similar anti-bribery laws in other jurisdictions where we do business generally prohibit companies and their intermediaries from making improper payments to government officials and other persons for the purpose of obtaining or retaining business or an improper business advantage. In addition, the FCPA requires public companies to maintain records that accurately and fairly represent their transactions and have an adequate system of internal accounting controls. We currently operate, and plan to expand our operations, in areas of the world that have the reputation for heightened risks of corruption and, in certain circumstances, compliance with anti-bribery laws may conflict with local customs and practices. We operate in several countries and sell our products to subscribers around the world, which requires our employees and business partners acting on our behalf to comply with all laws, including anti-corruption laws. In addition, changes in laws could result in increased regulatory requirements and compliance costs which could adversely affect our business, financial condition and results of operations. We cannot assure that our employees, business partners or other agents will not engage in prohibited conduct and expose us to the risk of liability under the FCPA, the Bribery Act, or other anti-bribery laws. If we are found to be in violation of the FCPA, the Bribery Act or other anti-bribery laws, we could suffer criminal and civil penalties, other sanctions, and reputational damage, which could have a material adverse effect on our business.

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

We now have, and expect to continue to have, significant indebtedness that could result in a material and adverse effect on our business. As of March 31, 2015, we had approximately $1,055.3 million of aggregate indebtedness. Under our term loan facility, we are required to repay approximately $2.6 million of principal at the end of each quarter and are required to pay accrued interest upon the maturity of each interest accrual period, which totaled $13.1 million in the three months ended March 31, 2015 and which we currently estimate at $13.1 million per fiscal quarter for 2015. Interest accrual periods under our term loan facility are typically three months in duration. The actual amounts of our debt servicing payments vary based on the amounts of indebtedness outstanding, the applicable interest accrual periods and the applicable interest rates, which vary based on prescribed formulas.

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

A substantial portion of our issued and outstanding common stock can be traded without restriction at any time, and the remaining shares of our issued and outstanding common stock can be sold subject to volume limitations and other requirements applicable to affiliate sales under the federal securities laws. As such, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. In addition, we have registered 18,000,000 shares of common stock that have been issued or reserved for future issuance under our 2013 Stock Incentive Plan, which we refer to as our 2013 Plan. Of these shares, as of March 31, 2015, a total of 6,887,501 shares of our common stock are subject to outstanding options, restricted stock units and restricted stock awards, of which 2,268,318 shares are exercisable or have vested. The exercise of these options or the vesting of restricted stock units and shares of restricted stock and the subsequent sale of the common stock underlying such options or upon the vesting of such restricted stock units and restricted stock awards could cause a decline in our stock price. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. We cannot predict the size of future issuances or the effect, if any, that any future issuances may have on the market price for our common stock.

In addition, holders of an aggregate of 72,326,433 shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Once we register these shares, they can be freely sold in the public market upon issuance, subject to any applicable vesting requirements.

Insiders have substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control.

As of March 31, 2015, our directors, executive officers and their affiliates beneficially own, in the aggregate, 55.5% of our issued and outstanding common stock. Specifically, investment funds and entities affiliated with Warburg Pincus own, in the aggregate, 36.0% of our issued and outstanding common stock, and investment funds and entities affiliated with Goldman Sachs own, in the aggregate, approximately 11.6% of our issued and outstanding common stock. As a result, these stockholders, if they act together, could have significant influence over the outcome of matters submitted to our stockholders for approval. Our stockholders agreement contains agreements among the parties with respect to certain matters, including the election of directors, and certain restrictions on our ability to effect specified corporate transactions. If these stockholders were to act together, they could have significant influence over the management and affairs of our company. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock. In particular, the significant ownership interest of investment funds and entities affiliated with either Warburg Pincus or Goldman Sachs in our common stock could adversely affect investors’ perceptions of our corporate governance practices.

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

As a public company, we have incurred and expect to continue to incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The NASDAQ Global Select Market and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel need to devote a substantial amount of time to comply with these requirements. Moreover, these rules and regulations have increased our legal and financial compliance costs and have made some activities more time-consuming and costly. These rules and regulations have made it more difficult and more expensive for us to obtain director and officer liability insurance, which could make it more difficult for us to attract and retain qualified members of our board of directors.

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

Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, requires that we evaluate, test and document our internal controls and, as a part of that evaluation, documentation and testing, identify areas for further attention and improvement. In addition, despite being an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, we voluntarily began to comply with the auditor attestation requirements of Section 404 beginning with our Annual Report on Form 10-K filed with the SEC on February 27, 2015. In order to continue to comply with Section 404, we will need to continue to dedicate internal resources, and potentially recruit additional finance and accounting personnel or engage outside consultants, to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement and maintain a continuous reporting and improvement process for internal control over financial reporting. Implementing and maintaining any appropriate changes to our internal controls may distract our officers and employees, entail substantial costs to modify our existing processes and take significant time to complete. These changes may not, however, be effective in maintaining the adequacy of our internal controls. Thus, despite our efforts, there is a risk that in the future we will not be able to conclude that our internal control over financial reporting is effective as required by Section 404. Any failure to maintain the adequacy of our internal controls, consequent inability to produce accurate financial statements on a timely basis, or identification and failure to remediate one or more material weaknesses could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements and make it more difficult for us to market and sell our solutions to new and existing subscribers.

We are currently an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are currently an “emerging growth company,” as defined in the JOBS Act. For so long as we remain an emerging growth company, we are permitted to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. Although we have not relied on many of these exemptions, we have taken advantage of reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a non-binding advisory vote on executive compensation. Some investors may find our common stock less attractive because we have relied on these exemptions, which may result in a less active trading market for our common stock and greater volatility in our stock price.

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

We understand that SAMIH’s affiliates intend to disclose in their next annual or quarterly report that Santander UK holds frozen savings and current accounts for two customers resident in the United Kingdom who are currently designated by the United States for terrorism. The accounts held by each customer were blocked after the customer’s designation and remained blocked and dormant throughout the first quarter of 2015. No revenue has been generated by Santander UK on these accounts.

We also understand that SAMIH’s affiliates intend to disclose in their next annual or quarterly report that an Iranian national, resident in the United Kingdom, who is currently designated by the United States under the Iran Financial Sanctions Regulations and the Weapons of Mass Destruction Proliferators Sanctions Regulations, or the NPWMD sanctions program, holds a mortgage with Santander UK that was issued prior to any such designation. No further drawdown has been made or would be permitted under this mortgage although Santander UK continues to receive repayment installments. In the first quarter of 2015, total revenue in connection with the mortgage was approximately £800 and net profits were negligible relative to the overall profits of Santander UK. Santander UK does not intend to enter into any new relationships with this customer, and any disbursements will only be made in accordance with applicable sanctions. The same Iranian national also holds two investment accounts with Santander UK. The accounts have remained frozen during the first quarter of 2015. The investment returns are being automatically reinvested, and no disbursements have been made to the customer. In the first quarter of 2015, total revenue for the Santander group in connection with the investment accounts was approximately £70 and net profits were negligible relative to the overall profits of Banco Santander, S.A.

ITEM 6. EXHIBITS

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDURANCE INTERNATIONAL GROUP HOLDINGS, INC.

Date: May 11, 2015	By:	/s/ Tivanka Ellawala
Tivanka Ellawala
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number

3.1	Restated Certificate of Incorporation of the Registrant	S-1/A	333-191061	October 23, 2013	3.3

3.2	Amended and Restated Bylaws of the Registrant	S-1/A	333-191061	October 23, 2013	3.5

4.1	Specimen certificate evidencing shares of common stock of the Registrant	S-1/A	333-191061	October 8, 2013	4.1

4.2	Second Amended and Restated Registration Rights Agreement, dated as of October 24, 2013, by and among the Registrant and the other parties thereto	10-Q	001-36131	November 7, 2014	4.2

4.3	Stockholders Agreement, dated as of October 24, 2013, by and among the Registrant and certain holders of the Registrant’s common stock	10-Q	001-36131	November 7, 2014	4.3

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X