Form 10-Q
period 2015-06-30
Endurance International Group Holdings, Inc.
filed 2015-08-07
CIK 1237746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 31, 2015, there were 133,172,972 shares of the issuer’s common stock, $0.0001 par value per share, outstanding.

Endurance International Group Holdings, Inc.

Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)

	December 31, 2014	June 30, 2015
Assets
Current assets:
Cash and cash equivalents	$32,379	$35,533
Restricted cash	1,325	1,401
Accounts receivable	10,201	10,030
Deferred tax asset—short term	13,961	13,961
Prepaid domain name registry fees	49,605	57,501
Prepaid expenses and other current assets	13,173	14,381

Total current assets	120,644	132,807
Property and equipment—net	56,837	55,135
Goodwill	1,105,023	1,131,244
Other intangible assets—net	410,338	391,819
Deferred financing costs	400	359
Investments	40,447	29,404
Prepaid domain name registry fees, net of current portion	7,957	5,348
Other assets	4,397	1,397

Total assets	$1,746,043	$1,747,513

Liabilities, redeemable non-controlling interest and stockholders’ equity
Current liabilities:
Accounts payable	$8,960	$11,765
Accrued expenses	38,275	44,623
Deferred revenue	259,567	279,617
Current portion of notes payable	60,500	45,500
Current portion of capital lease obligations	3,793	4,044
Deferred consideration—short term	13,917	22,336
Other current liabilities	10,358	9,279

Total current liabilities	395,370	417,164
Long-term deferred revenue	65,850	72,022
Notes payable—long term	1,026,375	1,021,125
Capital lease obligations	4,302	2,178
Deferred tax liability—long term	35,579	37,540
Deferred consideration	10,722	10,331
Other liabilities	2,806	3,204

Total liabilities	$1,541,004	$1,563,564

Redeemable non-controlling interest	30,543	—
Commitments and contingencies
Stockholders’ equity:
Preferred Stock—par value $0.0001; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock—par value $0.0001; 500,000,000 shares authorized; 130,959,113 and 131,305,352 shares issued at December 31, 2014 and June 30, 2015, respectively; 130,914,333 and 131,302,387 outstanding at December 31, 2014 and June 30, 2015, respectively	14	14
Additional paid-in capital	816,591	827,753
Accumulated other comprehensive loss	(517)	(1,039)
Accumulated deficit	(641,592)	(642,779)

Total stockholders’ equity	174,496	183,949

Total liabilities, redeemable non-controlling interest and stockholders’ equity	$1,746,043	$1,747,513

See accompanying notes to consolidated financial statements.

Endurance International Group Holdings, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share amounts)

	Three Months ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Revenue	$151,992	$182,431	$297,742	$359,749
Cost of revenue	92,611	104,937	181,802	205,911

Gross profit	59,381	77,494	115,940	153,838

Operating expense:
Sales and marketing	38,225	37,224	79,849	72,268
Engineering and development	5,365	6,633	10,318	12,004
General and administrative	16,876	21,089	32,357	39,819

Total operating expense	60,466	64,946	122,524	124,091

Income (loss) from operations	(1,085)	12,548	(6,584)	29,747

Other income (expense):
Other income	—	5,440	—	5,440
Interest income	89	117	172	209
Interest expense	(14,177)	(14,011)	(27,812)	(28,332)

Total other income (expense)—net	(14,088)	(8,454)	(27,640)	(22,683)

Income (loss) before income taxes and equity earnings of unconsolidated entities	(15,173)	4,094	(34,224)	7,064
Income tax expense	1,048	2,707	4,487	3,685

Income (loss) before equity earnings of unconsolidated entities	(16,221)	1,387	(38,711)	3,379
Equity (income) loss of unconsolidated entities, net of tax	(89)	3,458	(110)	4,566

Net loss	$(16,132)	$(2,071)	$(38,601)	$(1,187)

Net loss attributable to non-controlling interest	(2,684)	—	(5,868)	—

Net loss attributable to Endurance International Group Holdings, Inc.	$(13,448)	$(2,071)	$(32,733)	$(1,187)

Comprehensive income (loss):
Foreign currency translation adjustments	26	94	48	(522)

Total comprehensive loss	$(13,422)	$(1,977)	$(32,685)	$(1,709)

Basic and diluted net loss per share attributable to Endurance International Group Holdings, Inc. common stockholders	$(0.11)	$(0.02)	$(0.26)	$(0.01)

Weighted-average common shares used in computing net loss per share attributable to Endurance International Group Holdings, Inc.
Basic and diluted	127,225,196	131,186,382	126,844,111	131,091,756

See accompanying notes to consolidated financial statements.

Endurance International Group Holdings, Inc.

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2014	2015
Cash flows from operating activities:
Net loss	$(38,601)	$(1,187)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	14,548	16,095
Amortization of other intangible assets	49,541	43,433
Amortization of deferred financing costs	38	41
Amortization of net present value of deferred consideration	5	281
Stock-based compensation	7,173	10,510
Deferred tax expense	1,940	1,961
Loss on sale of assets	74	36
Gain from unconsolidated entities	—	(5,440)
(Income) loss of unconsolidated entities	(110)	4,566
Loss from change in deferred consideration	22	1,083
Changes in operating assets and liabilities:
Accounts receivable	(491)	193
Prepaid expenses and other current assets	(17,463)	(6,802)
Accounts payable and accrued expenses	(204)	8,898
Deferred revenue	49,917	22,564

Net cash provided by operating activities	66,389	96,232

Cash flows from investing activities:
Business acquired in purchase transaction, net of cash acquired	(25,158)	(28,914)
Cash paid for minority investment	(15,000)	—
Purchases of property and equipment	(12,901)	(14,511)
Proceeds from note receivable	—	3,454
Proceeds from sale of assets	84	64
Purchases of intangible assets	(100)	(8)
Net withdrawals and (deposits) of principal balances in restricted cash accounts	184	(302)

Net cash used in investing activities	(52,891)	(40,217)

Cash flows from financing activities:
Repayment of term loan	(5,250)	(5,250)
Proceeds from borrowing of revolver	55,000	38,000
Repayment of revolver	(22,000)	(53,000)
Payment of financing costs	(12)	—
Payment of deferred consideration	(81,503)	(10,591)
Payment of redeemable non-controlling interest liability	—	(20,362)
Principal payments on capital lease obligations	(1,782)	(1,873)
Proceeds from exercise of stock options	—	652
Issuance costs of common stock	(731)	—

Net cash used in financing activities	(56,278)	(52,424)

Net effect of exchange rate on cash and cash equivalents	(88)	(437)

Net (decrease) increase in cash and cash equivalents	(42,868)	3,154
Cash and cash equivalents:
Beginning of period	66,815	32,379

End of period	$23,947	$35,533

Supplemental cash flow information:
Interest paid	$28,269	$28,111
Income taxes paid	$951	$2,417
Supplemental disclosure of non-cash financing activities:
Shares issued in connection with the acquisition of Directi	$27,235	—
Assets acquired under capital lease	$11,704	—

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

On March 11, 2015, the Company closed a follow-on offering of its common stock, in which selling stockholders sold 12,000,000 shares of common stock at a public offering price of $19.00 per share. The underwriter also exercised its overallotment option to purchase an additional 1,800,000 shares of common stock from the selling stockholders. The Company did not receive any proceeds from the sale of shares by the selling stockholders. The Company incurred $0.7 million of offering expenses on behalf of the selling stockholders, which was included in general and administrative expense in the consolidated statement of operations and comprehensive loss for the six months ended June 30, 2015.

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

Unaudited Interim Financial Information

The accompanying interim consolidated balance sheet as of June 30, 2015, and the related statements of operations and comprehensive loss for the three and six months ended June 30, 2014 and 2015, cash flows for the six months ended June 30, 2014 and 2015, and the notes to consolidated financial statements are unaudited. These unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. The unaudited consolidated financial statements include, in the opinion of management, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of the Company’s financial position at June 30, 2015, results of operations for the three and six months ended June 30, 2014 and 2015 and cash flows for the six months ended June 30, 2014 and 2015. The consolidated results in the consolidated statements of operations and comprehensive loss are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2015.

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

Prepaid Domain Name Registry Fees

Prepaid domain name registry fees represent amounts that are paid in full at the time a domain is registered by one of the Company’s registrars on behalf of a customer. The registry fees are recognized on a straight-line basis over the term of the domain registration period.

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

Software Development Costs

The Company accounts for software development costs for internal use software under the provisions of ASC 350-40, “Internal-Use Software”. Accordingly, certain costs to develop internal-use computer software are capitalized, provided these costs are expected to be recoverable. The Company capitalized internal-use software development costs of $1.3 million and $2.4 million, during the three and six months ended June 30, 2014, respectively, and $1.5 million and $2.8 million, during the three and six months ended June 30, 2015, respectively.

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

The Company assesses fair value based on current market capitalization. As of December 31, 2014 and June 30, 2015, the fair value of the Company’s reporting unit exceeded the carrying value of the reporting unit’s net assets. Therefore, no impairment existed as of those dates.

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

The Company had goodwill of $1,105.0 million and $1,131.2 million as of December 31, 2014 and June 30, 2015, respectively, and no impairment charges have been recorded.

Long-Lived Assets

The Company’s long-lived assets consist primarily of intangible assets, including acquired subscriber relationships, trade names, intellectual property, developed technology, domain names available for sale and in-process research and development (“IPR&D”). The Company also has long-lived tangible assets, primarily consisting of property and equipment. The majority of the Company’s intangible assets are recorded in connection with its various acquisitions. The Company’s intangible assets are recorded at fair value at the time of their acquisition. The Company amortizes intangible assets over their estimated useful lives.

Determination of the estimated useful lives of the individual categories of intangible assets is based on the nature of the applicable intangible asset and the expected future cash flows to be derived from the intangible asset. Amortization of intangible assets with finite lives is recognized in accordance with their estimated projected cash flows.

The Company evaluates long-lived intangible and tangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indicators of impairment are present and undiscounted future cash flows are less than the carrying amount, the fair value of the assets is determined and compared to the carrying value. If the fair value is less than the carrying value, then the carrying value of the asset is reduced to the estimated fair value and an impairment loss is charged to expense in the period the impairment is identified. No such impairment losses have been identified in the three and six months ended June 30, 2014 and 2015.

Indefinite life intangible assets include domain names that are available for sale which are recorded at cost to acquire. These assets are not being amortized and are being tested for impairment annually and whenever events or changes in circumstance indicate that their carrying value may not be recoverable. When a domain name is sold, the Company records the cost of the domain in cost of revenue.

Acquired In-Process Research and Development (IPR&D)

Acquired IPR&D represents the fair value assigned to research and development assets that the Company acquires that have not been completed at the date of acquisition. The acquired IPR&D is capitalized as an intangible asset and reviewed on a quarterly basis to determine future use. Any impairment loss of the acquired IPR&D is charged to expense in the period the impairment is identified. No such impairment losses have been identified in the three and six months ended June 30, 2014 and 2015. Upon commercialization, the acquired fair value of the IPR&D will be amortized over its estimated useful life.

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

The Company maintains a reserve for refunds and chargebacks related to revenue that has been recognized and is expected to be refunded. The Company had a refund and chargeback reserve of $0.6 million and $0.6 million as of December 31, 2014 and June 30, 2015, respectively. The portion of deferred revenue that is expected to be refunded at December 31, 2014 and June 30, 2015 was $2.2 million and $2.3 million, respectively. Based on refund history, a significant majority of refunds happen in the same fiscal month that the customer contract starts or renews. Approximately 75% of all refunds happen in the same fiscal month that the contract starts or renews, and approximately 90% of all refunds happen within 45 days of the contract start or renewal date.

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

ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is more likely than not to be realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. There were no unrecognized tax benefits in the three and six months ended June 30, 2014 and 2015.

The Company records interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the three and six months ended June 30, 2014 and 2015, the Company did not recognize any interest and penalties related to unrecognized tax benefits.

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

The Company’s potentially dilutive shares of common stock are excluded from the diluted weighted-average number of shares of common stock outstanding as their inclusion in the computation would be anti-dilutive due to net losses. For the three and six months ended June 30, 2014 and 2015, all non-vested shares granted prior to the Company’s initial public offering in October 2013 (the “IPO”), stock options, restricted stock awards and restricted stock units were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive as a result of the net losses for these periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
	(unaudited)
	(in thousands, except share amounts and per share data)
Net loss attributable to Endurance International Group Holdings, Inc.	$(13,448)	$(2,071)	$(32,733)	$(1,187)

Net loss per share attributable to Endurance International Group Holdings, Inc.:
Basic and diluted	$(0.11)	$(0.02)	$(0.26)	$(0.01)

Weighted-average common shares outstanding used in computing net loss per share attributable to Endurance International Group Holdings, Inc.
Basic and diluted.	127,225,196	131,186,382	126,844,111	131,091,756

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgments and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. In July 2015, the FASB approved a one-year deferral of the effective date to January 1, 2018, with early adoption to be permitted as of the original effective date of January 1, 2017. Once this standard becomes effective, companies may use either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of its pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which it will adopt the standard.

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

In April 2015, the FASB issued ASU No. 2015-05, Intangibles Goodwill and Other—Internal Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. This new guidance will help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement by providing guidance as to whether an arrangement includes the sale or license of software. ASU 2015-05 is effective for annual reporting periods beginning after December 15, 2015. The Company is evaluating the potential impact ASU 2015-05 will have on its consolidated financial statements.

3. Acquisitions

The Company accounts for the acquisitions of businesses using the purchase method of accounting. The Company allocates the purchase price to the tangible and identifiable intangible assets and liabilities assumed based on their estimated fair values. Purchased identifiable intangible assets typically include subscriber relationships, trade names, domain names held for sale, developed technology and IPR&D. The methodologies used to determine the fair value assigned to subscriber relationships and domain names held for sale are typically based on the excess earnings method that considers the return received from the intangible asset and includes certain expenses and also considers an attrition rate based on the Company’s internal subscriber analysis and an estimate of the average life of the subscribers. The fair value assigned to trade names is typically based on the income approach using a relief from royalty methodology that assumes that the fair value of a trade name can be measured by estimating the cost of licensing and paying a royalty fee for the trade name that the owner of the trade name avoids. The fair value assigned to developed technology typically uses the cost approach. The fair value assigned to IPR&D is based on the cost approach. If applicable, the Company estimates the fair value of contingent consideration payments in determining the purchase price. The contingent consideration is then adjusted to fair value in subsequent periods as an increase or decrease in current earnings in general and administrative expense in the consolidated statements of operations and comprehensive loss

Verio

On May 26, 2015, the Company acquired the assets of the U.S. retail portion of the Verio business of NTT America, Inc. (“Verio”), which is a provider of shared, virtual private server (“VPS”) and dedicated hosting services. The Company expects this acquisition to leverage its reach and generate better economies of scale.

The aggregate purchase price was $13.0 million, of which $10.5 million was paid in cash at the closing. The Company is obligated to pay the remaining cash consideration of $2.5 million on the first anniversary of the acquisition, less amounts used to satisfy any obligation determined to be owed to the Company for any indemnity pursuant to the asset purchase agreement.

The purchase price of $13.0 million has been allocated on a preliminary basis to intangible assets consisting of subscriber relationships and trade names of $12.3 million and $0.1 million, respectively, and goodwill of $2.0 million, offset by deferred revenue of $1.4 million. Goodwill related to the acquisition is deductible for tax purposes.

World Wide Web Hosting

On June 25, 2015, the Company acquired substantially all of the assets of World Wide Web Hosting, LLC (“WWWH”), which is a provider of web presence solutions doing business under the brand name Site5. The Company previously had an equity interest in WWWH, which was originally acquired when the Company acquired Hostgator.com LLC on July 13, 2012. The Company expects this acquisition will allow it to leverage its reach and generate better economies of scale.

The aggregate purchase price was $34.9 million, $23.0 million of which is payable in cash and $11.9 million of which is the implied value of the pro rata interest in the acquired assets that the Company obtained upon the seller’s redemption of its 40% equity interest in WWWH. The Company recognized a $5.4 million gain as a result of this redemption, which is recorded as other income in the Company’s consolidated statement of operations and comprehensive loss. Of the $23.0 million payable in cash, $18.4 million was paid at the closing and the Company is obligated to pay the remaining cash consideration of $4.6 million on the first anniversary of the acquisition, less amounts used to satisfy any obligation determined to be owed to the Company for any indemnity pursuant to the asset purchase agreement.

The purchase price of $34.9 million has been allocated on a preliminary basis to intangible assets consisting of subscriber relationships and trade names of $10.7 million and $1.7 million, respectively, goodwill of $24.8 million, prepaid expenses and other current assets of $0.2 million, offset by deferred revenue of $2.5 million. Goodwill related to the acquisition is deductible for tax purposes.

For the three and six months ended June 30, 2015, $1.1 million and $1.1 million, respectively, of revenue attributable to the 2015 acquisitions was included in the Company’s consolidated statement of operations and comprehensive loss.

The Company has omitted earnings information related to its acquisitions as it does not separately track earnings from each of its acquisitions in a manner that would provide meaningful disclosure. The Company considers it to be impracticable to compile such information on an acquisition-by-acquisition basis since activities of integration and use of shared costs and services across the Company’s business are not allocated to each acquisition and are not managed to provide separate identifiable earnings from the dates of acquisition.

For the intangible assets acquired in connection with all acquisitions completed during the six months ended June 30, 2015, subscriber relationships have a weighted-useful life of 4.1 years and trade names have a weighted-useful life of 3.0 years.

Pro Forma Disclosure

The Company has omitted pro forma disclosures related to its acquisitions completed during 2015 as the pro forma effect of including the results of these acquisitions since the beginning of 2015 would not be materially different than the actual results reported.

Summary of Deferred Consideration Related to Acquisitions

Components of deferred consideration short-term and long-term as of December 31, 2014 and June 30, 2015, consisted of the following:

	December 31, 2014		June 30, 2015
	Short- term	Long- term	Short- term	Long- term
	(in thousands)
Mojoness, Inc. (Acquired in 2012).	$490	$1,370	$681	$698
Typepad Holdings LLC (Acquired in 2013)	—	2,800	—	2,800
Domain name business (Acquired in 2014)	9,027	—	—	—
Webzai Ltd. (Acquired 2014)	—	2,617	—	2,729
BuyDomains (Acquired in 2014)	—	3,935	—	4,104
Arvixe LLC (Acquired in 2014)	4,400	—	4,400	—
JDI Backup Ltd. (Acquired in 2013)	—	—	10,181	—
Verio (Acquired in 2015)	—	—	2,474	—
World Wide Web Hosting (Acquired in 2015)	—	—	4,600	—

Total	$13,917	$10,722	$22,336	$10,331

4. Property and Equipment and Capital Lease Obligations

Components of property and equipment consisted of the following:

	December 31, 2014	June 30, 2015
	(in thousands)
Software	$22,550	$25,978
Computers and office equipment	76,274	84,094
Furniture and fixtures	4,045	4,541
Leasehold improvements	7,015	7,245
Construction in process	2,378	4,640

Property and equipment—at cost	112,262	126,498
Less accumulated depreciation	(55,425)	(71,363)

Property and equipment—net	$56,837	$55,135

Depreciation expense related to property and equipment for the three months ended June 30, 2014 and 2015 was $7.5 million and $8.2 million, respectively. Depreciation expense related to property and equipment for the six months ended June 30, 2014 and 2015 was $14.5 million and $16.1 million, respectively.

Property under capital lease with a cost basis of $11.7 million was included in software as of June 30, 2015. The net carrying value of property under capital lease as of June 30, 2015 was $5.9 million.

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

As of December 31, 2014, the Company’s financial assets or liabilities required to be measured on a recurring basis consist of the accrued earn-out consideration payable in connection with the 2012 acquisition of certain assets of Mojoness, Inc. or Mojo, and the 2014 acquisition of a domain name business. As of June 30, 2015, the Company’s financial assets or liabilities required to be measured on a recurring basis consist of the accrued earn-out consideration payable in connection with Mojo. The Company has classified its liabilities for contingent earn-out consideration related to these acquisitions within Level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which include probability weighted cash flows. During the six months ended June 30, 2015, the Company paid $0.5 million related to the earn-out provisions for the Mojo acquisition and $10.1 million related to the earn-out provisions for the domain name business. The Company recorded a $1.1 million change in fair value of the earn-out consideration related to the domain name business during the six months ended June 30, 2015, which is included in general and administrative expense in the Company’s consolidated statement of operations and comprehensive loss. The earn-out consideration in the table below is included in total deferred consideration in the Company’s consolidated balance sheets.

Basis of Fair Value Measurements

	Balance	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Balance at December 31, 2014:
Financial liabilities:
Contingent earn-out consideration	$10,887	—	—	$10,887

Total financial liabilities	$10,887	—	—	$10,887

Balance at June 30, 2015:
Financial liabilities:
Contingent earn-out consideration	$1,379	—	—	$1,379

Total financial liabilities	$1,379	—	—	$1,379

The following table summarizes the changes in the financial liabilities measured on a recurring basis using Level 3 inputs as of June 30, 2015 (in thousands):

Financial liabilities measured using Level 3 inputs at January 1, 2015	$10,887
Payment of contingent earn-out related to 2012 Mojo acquisition	(488)
Payment of contingent earn-out related to 2014 domain name business acquisition	(10,104)
Change in fair value of contingent earn-out	1,084

Financial liabilities measured using Level 3 inputs at June 30, 2015	$1,379

6. Goodwill and Other Intangible Assets

The following table summarizes the changes in the Company’s goodwill balances from December 31, 2014 to June 30, 2015 (in thousands):

Goodwill balance at December 31, 2014	$1,105,023
Goodwill related to 2015 acquisitions	26,770
Foreign translation impact	(549)

Goodwill balance at June 30, 2015	$1,131,244

In accordance with ASC 350, the Company reviews goodwill and other indefinite-lived intangible assets for indicators of impairment on an annual basis and between tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount. The Company concluded there were no triggering events during the six months ended June 30, 2015.

At June 30, 2015, other intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(in thousands)
Developed technology	$205,785	$69,045	$136,740	7 years
Subscriber relationships	387,513	228,957	158,556	5 years
Trade names	81,571	36,806	44,765	6 years
Intellectual property	29,528	4,795	24,733	13 years
Domain names available for sale	27,319	1,810	25,509	Indefinite
Leasehold interests	314	301	13	1 year
In-process research and development	1,503	—	1,503	—

Total June 30, 2015	$733,533	$341,714	$391,819

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

The Company’s amortization expense is included in cost of revenue in the aggregate amounts of $25.4 million and $22.1 million for the three months ended June 30, 2014 and 2015, respectively, and $49.5 million and $43.4 million for the six months ended June 30, 2014 and 2015, respectively.

7. Investments

As of December 31, 2014 and June 30, 2015, the Company’s carrying value of investments in privately-held companies was $40.4 million and $29.4 million, respectively.

In January 2012, the Company made an initial investment of $0.3 million to acquire a 25% interest in BlueZone Labs, LLC (“BlueZone”), a provider of “do-it-yourself” tools and managed search engine optimization services.

The Company also has an agreement with BlueZone to purchase products and services. During the three months ended June 30, 2014 and 2015, the Company purchased $0.3 million and $0.3 million, respectively, of products and services from BlueZone, which is included in cost of revenue in the Company’s consolidated statements of operations and comprehensive loss. During the six months ended June 30, 2014 and 2015, the Company purchased $0.5 million and $0.6 million, respectively, of products and services from BlueZone, which is included in cost of revenue in the Company’s consolidated statements of operations and comprehensive loss. As of June 30, 2014 and 2015, $0.1 million and $0.2 million, respectively, relating to our investment in BlueZone was included in accounts payable and accrued expense in the Company’s consolidated balance sheet.

In July 2012, the Company assumed a 50% interest in WWWH with a fair value of $10.0 million. On October 31, 2013, the Company sold 20% of its ownership interest, or 10% of the capital stock of WWWH, reducing its equity interest to 40%, recorded an additional $1.5 million note receivable from the buyer for total notes receivable from the buyer of $3.5 million, and decreased its investment in WWWH by $1.5 million. The Company evaluated its remaining 40% ownership interest in WWWH and recognized a $2.6 million impairment on the remaining investment, which was recorded in equity (income) loss of unconsolidated entities, net of tax, in the Company’s consolidated statement of operations and comprehensive loss for the year ended December 31, 2013.

On June 25, 2015, the Company acquired substantially all of the assets of WWWH. In connection with the asset purchase agreement dated June 25, 2015, the seller redeemed from the Company its 40% equity interest in exchange for a pro rata interest in the acquired assets, which have an estimated implied value of $11.9 million. The Company recognized a $5.4 million gain as a result of the redemption of its equity interest, which is recorded as other income for the three and six months ended June 30, 2015 in the Company’s consolidated statements of operations and comprehensive loss. In addition, the Company received a $3.5 million repayment of total notes receivable that were due to the Company from the seller of WWWH prior to the acquisition. For more detail, see Note 3 to the consolidated financial statements.

In June 2013, the Company made an initial investment of $8.8 million to acquire a 17.5% interest in JDI Backup Ltd., which provides online desktop backup services. The agreement also provided for a call option for the acquisition of additional equity interests which the Company exercised on December 11, 2013 to increase its investment in JDI Backup Ltd. to 60% for $22.2 million, which was paid in cash. On July 7, 2014, the Company paid an additional $4.2 million to increase its investment in JDI Backup Ltd. to 67%. On January 13, 2015, the Company entered into an agreement to increase its investment in JDI Backup Ltd. to 100% for $30.5 million, which was payable in three equal installments. For more detail, see Note 11 to the consolidated financial statements.

In May 2014, the Company made a strategic investment of $15.0 million in Automattic, Inc. (“Automattic”), which provides content management systems associated with WordPress. The investment represents less than 5% of the outstanding shares of Automattic and better aligns the Company with an important partner.

In August 2014, the Company made an aggregate investment of $3.9 million for a joint venture with and 49% ownership interest in WZ UK Ltd., which is a provider of technology and sales marketing services associated with web builder solutions. The agreement provides for the acquisition of additional equity interests in WZ UK Ltd. at the option of the Company.

The Company has a license agreement with WZ UK Ltd. to license certain technology to WZ UK Ltd. to enable it to use, develop, market, distribute, host and support website builder applications. Under the terms of the license agreement, the Company receives a royalty payment in the amount of 4.5% of all billings in the previous month, net of any refunds, chargebacks and any other credits applied. During the three and six months ended June 30, 2015, the Company recognized $0.1 million and $0.1 million, respectively, of royalty revenue under the terms of the license agreement.

During the three and six months ended June 30, 2015, the Company’s proportionate share of net loss from its investment in WZ UK Ltd. was $3.2 million and $4.1 million, respectively. During the three months ended June 30, 2015, the Company’s proportionate share of net loss exceeded the Company’s investment balance in WZ UK Ltd. As of June 30, 2015, the Company and the majority investor committed to make additional equity contributions to WZ UK Ltd. The Company’s share of those incremental investments is approximately $7.4 million.

The significance of the net loss of WZ UK Ltd., in comparison to the Company’s net loss requires the disclosure of summarized financial information from the statement of operations and comprehensive loss for WZ UK Ltd. The following table presents a summary of the statement of operations and comprehensive loss for WZ UK Ltd. for the three and six months ended June 30, 2015:

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
	(in thousands)
Revenue	$440	$476
Gross profit (loss)	$18	$(95)
Operating loss	$(6,618)	$(8,407)
Net loss	$(6,618)	$(8,407)

As of December 31, 2014 and June 30, 2015,WZ UK Ltd. had total assets of $5.6 million and $2.0 million, respectively, and total liabilities of $6.3 million and $11.1 million, respectively.

In December 2014, the Company made an aggregate investment of $15.2 million to acquire a 40% ownership interest in AppMachine BV (“AppMachine”), which is a developer of software that allows users to build mobile applications for smart devices such as phones and tablets. Under the terms of the investment agreement for AppMachine, the Company is obligated to purchase the remaining 60% of AppMachine in three tranches of 20% within specified periods if AppMachine achieves a specified minimum revenue threshold within a designated timeframe. The consideration for each of the three tranches is calculated as the product of AppMachine’s revenue, as defined in the investment agreement, for the trailing twelve month period prior to the applicable determination date times a specified multiple based upon year-over-year revenue growth multiplied by 20%.

Investments in which the Company’s interest is less than 20% and which are not classified as available-for-sale securities are carried at the lower of cost or net realizable value unless it is determined that the Company exercises significant influence over the investee company, in which case the equity method of accounting is used. For those investments in which the Company’s voting interest is between 20% and 50%, the equity method of accounting is used. Under this method, the investment balance, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee company as they occur, limited to the extent of the Company’s investment in, advances to and commitments for the investee. These adjustments are reflected in equity (income) loss of unconsolidated entities, net of tax in the Company’s consolidated statement of operations and comprehensive loss. The Company recognized net income of $0.1 million and net loss of $3.5 million for the three months ended June 30, 2014 and 2015, respectively, and net income of $0.1 million and net loss of $4.6 million for the six months ended June 30, 2014 and 2015, respectively, related to its investments.

From time to time, the Company may make new and follow-on investments and may receive distributions from investee companies.

As of December 31, 2014 and June 30, 2015, the Company did not have an equity method investment in which the Company’s proportionate share exceeded 10% of the Company’s consolidated assets or income from continuing operations.

8. Notes Payable

At December 31, 2014 and June 30, 2015 notes payable consisted of a first lien term loan facility with a principal amount outstanding of $1,036.9 million and $1,031.6 million, respectively, which bore interest at a LIBOR-based rate of 5.00%. The current portion of the first lien term loan as of December 31, 2014 and June 30, 2015 was $10.5 million in both periods. In addition, as of June 30, 2015, notes payable included a bank revolver loan (“Revolver loan”) of $35.0 million, consisting of a loan of $19.0 million which bore interest at a LIBOR-based rate of 7.75% and a loan of $16.0 million which bore interest at an alternate base rate of 8.50%. The amounts outstanding under the revolving credit facility as of December 31, 2014 and June 30, 2015 of $50.0 million and $35.0 million, respectively, were classified as current notes payable on the consolidated balance sheets.

In November 2013, following the IPO, the Company repaid in full its November 2012 second lien term loan facility of $315.0 million and increased the first lien term loan facility (“November 2013 First Lien”) by $166.2 million to $1,050.0 million. The Company also increased its Revolver loan capacity by $40.0 million to $125.0 million, none of which was drawn down at the time of the increase. The mandatory repayment of principal on the November 2013 First Lien was increased to approximately $2.6 million at the end of each quarter. During the six months ended June 30, 2014 and 2015, the Company made aggregate mandatory repayments on the November 2013 First Lien of $5.3 million in each period. In the six months ended June 30, 2015, the Company had drawn down an aggregate amount of $38.0 million on its Revolver loan, and repaid an aggregate amount of $53.0 million of the amount drawn down, resulting in $35.0 million outstanding under the Revolver loan at June 30, 2015. The maturity dates of the November 2013 First Lien and Revolver loan are November 9, 2019 and December 22, 2016, respectively.

Effective November 25, 2013, the interest rate for a LIBOR based interest loan was reduced to 4.00% plus the greater of the LIBOR rate or 1.00%. The interest rate for a reference rate loan was reduced to 3.00% per annum plus the greater of the prime rate, the federal funds effective rate plus 0.50%, an Adjusted LIBOR rate or 2.00%. There was no change to the interest rates for a Revolver loan. Interest is payable on maturity of the elected interest period for a LIBOR-based interest loan, which can be one, two, three or six months. Interest is payable at the end of each fiscal quarter for a reference rate loan, term loan or an ABR Revolver loan.

Interest

The Company recorded $14.2 million and $14.0 million in interest expense for the three months ended June 30, 2014 and 2015, respectively and $27.8 million and $28.3 million, respectively, for the six months ended June 30, 2014 and 2015, respectively.

The following table provides a summary of interest rates and interest expense for the three and six months ended June 30, 2014 and 2015:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2015	Six Months Ended June 30, 2014	Six Months Ended June 30, 2015
	(dollars in thousands)
Interest rate—LIBOR	5.00%-7.75%	5.00%-7.75%	5.00%-7.75%	5.00%-7.75%
Interest rate—reference	8.50%	8.50%	8.50%	8.50%
Non-refundable fee—unused facility	0.50%	0.50%	0.50%	0.50%
Interest expense and service fees	$13,956	$13,703	$27,307	$27,679
Amortization of deferred financing fees	$19	$21	$38	$41
Amortization of net present value of deferred consideration	$—	$143	$6	$281
Interest expense for capital lease obligations	$131	$86	$274	$184
Interest expense for deferred consideration promissory note	$70	$70	$140	$140
Other interest expense	$1	$(12)	$47	$7

Total interest expense	$14,177	$14,011	$27,812	$28,332

Debt Covenants

The November 2013 First Lien requires that the Company maintain one financial covenant, based on EBITDA coverage.

There are also restrictions on the payment of dividends, as well as reporting requirements. Additionally, the November 2013 First Lien term loan facility contains certain negative covenants and defines certain events of default, including a change of control and non-payment of principal and interest, among others, which could result in amounts becoming payable prior to their maturity dates. The Company was in compliance with all covenants at June 30, 2015.

Substantially all of the Company’s assets are pledged as collateral for the outstanding loan commitments with the exception of certain excluded equity interests and certain restricted cash balances and bank deposits permitted under the terms of the November 2013 First Lien.

9. Stockholders’ Equity

Preferred Stock

The Company has 5,000,000 shares of authorized preferred stock, par value $0.0001. There are no preferred shares issued or outstanding as of December 31, 2014 and June 30, 2015.

Common Stock

The Company has 500,000,000 shares of authorized common stock, par value $0.0001.

Voting Rights

All holders of common stock are entitled to one vote per share.

The following table presents the changes in total stockholders’ equity:

Total Stockholders’ Equity
(in thousands)
Balance, December 31, 2014	$174,496
Stock-based compensation	10,510
Stock option exercises	652
Foreign currency translation adjustment	(522)
Net loss	(1,187)

Balance, June 30, 2015	$183,949

10. Stock-Based Compensation

The following table presents total stock-based compensation expense recorded in the consolidated statement of operations and comprehensive loss for all 2012 restricted stock awards and units issued prior to the IPO and all awards granted under the Company’s 2013 Stock Incentive Plan (the “2013 Plan”) in connection with or subsequent to the IPO:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
	(in thousands)
Cost of revenue	$114	$646	$246	$759
Sales and marketing	385	845	753	1,235
Engineering and development	180	487	373	704
General and administrative	2,950	4,561	5,801	7,812

Total stock-based compensation expense	$3,629	$6,539	$7,173	$10,510

2012 Restricted Stock Awards

The following table provides a summary of the 2012 restricted stock awards activity for the six months ended June 30, 2015 for restricted stock awards that were granted prior to the IPO:

2012 Restricted Stock Awards
Non-vested at December 31, 2014	759,122
Vested	(322,524)
Canceled	(18,349)

Non-vested at June 30, 2015	418,249

The following table provides a summary of the activity for the six months ended June 30, 2015 for the restricted stock units that were granted in connection with the IPO and the non-vested balance as of June 30, 2015:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2014	155,094	$12.00
Vested and unissued	(66,468)	$12.00

Non-vested at June 30, 2015	88,626	$12.00

2013 Stock Incentive Plan

The following table provides a summary of the Company’s stock options as of June 30, 2015 and the stock option activity for all stock options granted under the 2013 Plan during the six months ended June 30, 2015:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value(3) (in thousands)
Outstanding at December 31, 2014	5,407,959	$12.07
Granted	1,985,701	$18.29
Exercised	(54,318)	$12.00
Forfeited/ canceled	(37,920)	$12.44

Outstanding at June 30, 2015	7,301,422	$13.76	8.6	$50,401

Exercisable at June 30, 2015	2,161,767	$12.00	8.3	$18,713
Expected to vest after June 30, 2015 (1)	5,042,545	$14.45	8.8	$31,318
Exercisable as of June 30, 2015 and expected to vest thereafter (2)	7,204,312	$13.72	8.6	$50,031

(1)	This represents the number of unvested options outstanding as of June 30, 2015 that are expected to vest in the future, which have been reduced using an estimated forfeiture rate.
(2)	This represents the number of vested options as of June 30, 2015 plus the number of unvested options outstanding as of June 30, 2015 that are expected to vest in the future, which have been reduced using an estimated forfeiture rate.
(3)	The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock on June 30, 2015 of $20.66 per share, or the date of exercise, as appropriate, and the exercise price of the underlying options.

Unless otherwise determined by the Company’s board of directors, restricted stock awards granted under the 2013 Plan generally vest annually over a four-year period. The following table provides a summary of the Company’s restricted stock award activity for the 2013 Plan during the six months ended June 30, 2015:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2014	695,312	$12.40
Granted	746,525	$18.32
Vested	(11,212)	$13.60
Canceled	(23,157)	$12.38

Non-vested at June 30, 2015	1,407,468	$15.53

Unless otherwise determined by the Company’s board of directors, restricted stock units granted under the 2013 Plan generally vest monthly over a four-year period. The following table provides a summary of the Company’s restricted stock unit activity for the 2013 Plan during the six months ended June 30, 2015:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2014	341,161	$12.00
Vested and unissued	(60,198)	$12.00

Non-vested at June 30, 2015	280,963	$12.00

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

On January 13, 2015, the Company entered into an agreement to acquire the remaining interests owned by the NCI shareholders for $30.5 million, which was originally payable in three equal installments on January 13, 2015, June 15, 2015 and September 15, 2015. During the six months ended June 30, 2015, the Company entered into amendments to change the dates of the second installment from June 15, 2015 to April 10, 2015 and the date of the third installment from September 15, 2015 to July 2, 2015. The Company will continue to consolidate JDI Backup Ltd. for financial reporting purposes, however, because the Company now owns 100% of JDI Backup Ltd., commencing on January 13, 2015, the Company no longer records a non-controlling interest in the consolidated statement of operations and comprehensive loss.

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

The Company recognizes, in its consolidated financial statements, the effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The Company has no unrecognized tax positions at December 31, 2014 and June 30, 2015 that would affect its effective tax rate. The Company does not expect a significant change in the liability for unrecognized tax benefits in the next 12 months.

The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realization of deferred tax assets requires significant management judgment. In determining whether its deferred tax assets are more likely than not realizable, the Company evaluated all available positive and negative evidence, and weighted the evidence based on its objectivity. Evidence the Company considered included:

•	Net operating losses (“NOLs”) incurred from the Company’s inception to June 30, 2015;

•	Expiration of various federal and state tax attributes;

•	Reversals of existing temporary differences;

•	Composition and cumulative amounts of existing temporary differences; and

•	Forecasted profit before tax.

As of June 30, 2015, the Company is in a cumulative pre-tax book loss position for the past three years. The Company has generated significant NOLs since inception, and as such, it has no U.S. carryback capacity. The Company has a history of expiring state NOLs. The Company scheduled out the future reversals of existing deferred tax assets and liabilities and concluded that these reversals did not generate sufficient future taxable income to offset the existing net operating losses. After consideration of the available evidence, both positive and negative, the Company has recorded a valuation allowance of $69.3 million as of December 31, 2014. The provision for income taxes results from a combination of the activities of the Company’s domestic and foreign subsidiaries.

For the three months ended June 30, 2014 and 2015, the Company recognized tax expense of $1.0 million and $2.7 million, respectively, in the consolidated statements of operations and comprehensive loss. The income tax expense for the three months ended June 30, 2015 is primarily attributable to federal and state current income taxes of $0.8 million, foreign current tax expense of $0.3 million, U.S. deferred tax expense of $1.7 million related to the differences in the accounting treatment of goodwill under U.S. GAAP and the tax accounting for goodwill, partially offset by a $0.1 million reduction in the valuation allowance.

For the six months ended June 30, 2014 and 2015, the Company recognized tax expense of $4.5 million and $3.7 million, respectively, in the consolidated statements of operations and comprehensive loss. The income tax expense for the six months ended June 30, 2015 is primarily attributable to a provision for federal and state current income taxes of $1.1 million, foreign current tax expense of $0.7 million, U.S. deferred tax expense of $2.2 million related to the differences in the accounting treatment of goodwill under U.S. GAAP and the tax accounting for goodwill and foreign deferred tax expense of $0.1 million related to increases in deferred liabilities, partially offset by a $0.3 million reduction of the valuation allowance.

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

13. Severance and Other Exit Costs

In connection with acquisitions, the Company may evaluate its data center, sales and marketing, support and engineering operations and the general and administrative function in an effort to eliminate redundant costs. As a result, the Company may incur charges for employee severance, exiting facilities and restructuring data center commitments and other related costs. During the year ended December 31, 2014, the Company implemented plans to further integrate and consolidate its data center, support and engineering operations, resulting in severance and facility exit costs. The severance charges were associated with eliminating approximately 90 positions across primarily support, engineering operations and sales and marketing. The Company incurred severance costs of $2.3 million in the year ended December 31, 2014 related to these restructuring activities. The employee-related charges associated with these restructurings were completed during the year ended December 31, 2014. As of June 30, 2015, the Company had an accrued employee-severance liability of $0.1 million related to these severance costs.

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

The following table provides a summary of the activity for the six months ended June 30, 2015 related to the Company’s facilities exit costs accrual:

Facilities
(in thousands)
Balance at December 31, 2014	$1,855
Cash paid	(442)

Balance at June 30, 2015	$1,413

14. Commitments and Contingencies

From time to time, the Company is involved in legal proceedings or subject to claims arising in the ordinary course of its business, and is currently involved in securities litigation, as described in “Legal Proceedings” in Part II, Item 1 below. The Company is not presently a party to any legal proceedings that in the opinion of management, if determined adversely to the Company, would have a material adverse effect on its business, financial condition, operating results or cash flow. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.

15. Related Party Transactions

The Company has various agreements in place with related parties. Below are details of related party transactions that occurred during the three and six months ended June 30, 2014 and 2015.

Tregaron:

The Company has contracts with Tregaron India Holdings, LLC and its affiliates, including Diya Systems (Mangalore) Private Limited, Glowtouch Technologies Pvt. Ltd. and Touchweb Designs, LLC, (“Tregaron”), for outsourced services, including email- and chat-based customer and technical support, network monitoring, engineering and development support and web design and web building services. These entities are owned directly or indirectly by family members of the Company’s chief executive officer, who is also a director and stockholder of the Company.

During 2013 the Company expanded the services provided by Tregaron under the agreements to include support of a newly formed entity in India related to our acquisition of HostGator India. The Company inadvertently excluded the support of this Indian entity from its related party disclosures for 2013. The amount previously reported as expense for the Tregaron services for the year ended December 31, 2013 was $7.3 million, which will be revised in providing prior period comparative amounts in the footnotes to the consolidated financial statements for the year ended December 31, 2015 to $8.6 million.

In addition, the Company has revised amounts reported in the related party disclosures for the quarterly periods during 2014. The full year expenses for Tregaron for 2014 were correctly reported. The following table includes the revised amounts of related party transactions recorded in the consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2014 relating to services provided by Tregaron and its affiliates under these agreements:

	Three Months Ended June 30,			Six Months Ended June 30,
	As Reported 2014	As Revised 2014	2015	As Reported 2014	As Revised 2014	2015
	(in thousands)
Cost of revenue.	$1,400	$1,700	$2,600	$2,400	$3,400	$5,000
Sales and marketing	100	100	200	200	200	300
Engineering and development	300	400	300	500	800	700
General and administrative	—	300	100	100	600	200

Total related party transaction expense	$1,800	$2,500	$3,200	$3,200	$5,000	$6,200

For the three months ended September 30, 2014, the Company previously reported expenses related to the Tregaron services of $3.8 million, which will be revised to $2.7 million in providing prior period comparative amounts in the footnotes to the consolidated financial statements for the period ended September 30, 2015.

The amounts reflected in the consolidated statement of operations and comprehensive loss, consolidated balance sheet and consolidated statement of cash flows for the Tregaron services for all periods during 2013 and 2014 were correctly reflected and do not require revision.

As of December 31, 2014, approximately $1.4 million was included in accounts payable and accrued expense relating to services provided by Tregaron. As of June 30, 2014 and 2015, approximately$1.3 million and $1.7 million, respectively, was included in accounts payable and accrued expense relating to services provided by Tregaron.

Innovative Business Services, LLC:

The Company also has agreements with Innovative Business Services, LLC, (“IBS”), which provides multi-layered third-party security applications that are sold by the Company. IBS is indirectly majority owned by the Company’s chief executive officer and a director of the Company, each of whom are also stockholders of the Company. During the year ended December 31, 2014, the Company’s principal agreement with this entity was amended which resulted in the accounting treatment of expenses being recorded against revenue.

During 2013 the Company expanded the services provided by IBS under the agreements across all of its entities. The Company inadvertently excluded the expenses related to the expanded relationship with IBS from related party disclosures for 2013. For the year ended December 31, 2013, the Company previously reported net expenses related to the IBS services of $3.0 million, which will be revised to $3.9 million in providing prior period comparative amounts in the footnote to the consolidated financial statements for the year ended December 31, 2015.

In addition, the Company has revised amounts reported in certain quarterly periods and the annual period during 2014. The following table includes the revised amounts of related party transactions recorded in the consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2014 relating to services provided by IBS under these agreements:

	Three Months Ended June 30,			Six Months Ended June 30,
	As Reported 2014	As Revised 2014	2015	As Reported 2014	As Revised 2014	2015
	(in thousands)
Revenue.	$—	$(100)	$(250)	$—	$(200)	$(400)
Revenue (contra)	—	—	1,700	—	—	3,500

Total related party transaction impact to revenue	$—	$(100)	$1,450	$—	$(200)	$3,100

Cost of revenue	1,400	1,400	100	2,000	2,700	300

Total related party transaction expense, net	$1,400	$1,300	$1,550	$2,000	$2,500	$3,400

For the three months ended September 30, 2014, the Company previously reported net expenses related to the IBS services of $1.4 million, which will be revised to $1.3 million in providing prior period comparative amounts in the footnotes to the consolidated financial statements for the period ended September 30, 2015. For the year ended December 31, 2014, the Company previously reported net expenses related to the IBS services of $5.4 million, which will be revised to $4.8 million, in providing prior period comparative amounts in the footnotes to the consolidated financial statements for the year ended December 31, 2015.

The amounts reflected in the consolidated statement of operations and comprehensive loss, consolidated balance sheet and consolidated statement of cash flows for the IBS services for all periods during 2013 and 2014 were correctly reflected and do not require revision.

As of December 31, 2014, approximately $0.9 million was included in accounts payable and accrued expense relating to the Company’s agreements with IBS. As of June 30, 2014 and 2015, approximately $0.9 million and $1.7 million, respectively, was included in accounts payable and accrued expense relating to the Company’s agreements with IBS.

As of December 31, 2014, approximately $0.1 million was included in accounts receivable relating to the Company’s agreements with IBS. As of June 30, 2014 and 2015, approximately $0.1 million and $0.1 million, respectively, was included in accounts receivable relating to the Company’s agreements with IBS.

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

Overview

We are a leading provider of cloud-based platform solutions designed to help small and medium-sized businesses, or SMBs, succeed online. Leveraging our proprietary technology platform, we serve approximately 4.4 million subscribers globally with a comprehensive and integrated suite of over 150 products and services that help SMBs get online, get found and grow their businesses. The products and services available on our platform include domains, website builders, web hosting, email, security, storage, site backup, search engine optimization, or SEO, and search engine marketing, or SEM, social media services, website analytics, mobile device tools and productivity and e-commerce solutions.

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

The following table summarizes these non-GAAP financial measures and key metrics for the periods presented (all data in thousands, except average revenue per subscriber and monthly recurring revenue retention rate):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Financial and other metrics:
Total subscribers	3,747	4,394	3,747	4,394
Average subscribers for the period	3,701	4,272	3,643	4,205
Average revenue per subscriber	$14.33	$14.30	$14.26	$14.35
Monthly recurring revenue retention rate	99%	99%	99%	99%
Adjusted EBITDA	$56,496	$61,551	$115,623	$129,121

Total Subscribers

We define total subscribers as those that, as of the end of a period, are identified as subscribing directly to our products on a paid basis, excluding accounts that access our solutions via resellers or that purchase only domain names from us.

Historically, in calculating total subscribers, we included the number of end-of-period subscribers we added through business acquisitions as if those subscribers had subscribed with us since the beginning of the period presented. Since the first quarter of 2014, we have included subscribers we added through business acquisitions from the closing date of the relevant acquisition. Additionally, in the fourth quarter of 2014, we modified our definition of total subscribers to better reflect our expanding product mix by including paid subscribers to all of our subscription-based products, rather than limiting the definition to paid subscribers to our hosted web presence solutions. Subscribers of more than one brand are counted as separate subscribers. Total subscribers for a period reflects adjustments to add or subtract subscribers as we integrate acquisitions and/or are otherwise able to identify subscribers that meet the definition of total subscribers. Approximately 17% of the increase in total subscribers in the second quarter of 2015 consists of these adjustments.

Our total subscriber base increased from 3.7 million as of June 30, 2014 to approximately 4.4 million as of June 30, 2015 including approximately 86,000 subscribers from businesses acquired during the second quarter. This increase in subscribers was driven primarily by word-of-mouth referrals, our referral and reseller network, on-boarding subscribers from 2014 and 2015 acquisitions and the inclusion, commencing with the fourth quarter of 2014, of subscribers to all of our subscription-based products (other than accounts that access our solutions via resellers or that purchase only domain names from us) rather than just subscribers to our web hosting solutions.

Average Revenue per Subscriber

Average revenue per subscriber, or ARPS, is a non-GAAP financial measure that we calculate as the amount of revenue we recognize in a period, including marketing development funds and other revenue not received from subscribers divided by the average of the number of total subscribers at the beginning of the period and at the end of the period, which we refer to as average subscribers for the period. Historically, we adjusted the amount of revenue to include the revenue generated from subscribers we added through business acquisitions as if those acquired subscribers had been our subscribers since the beginning of the period presented. Since the first quarter of 2014, we have included the revenue we add through business acquisitions from the date of the relevant acquisition. We believe ARPS is an indicator of our ability to optimize our mix of products and services and pricing and sell products and services to new and existing subscribers. As we on-board new subscribers, we typically on-board them at introductory prices, which negatively impacts ARPS. Furthermore, ARPS can be negatively impacted by our acquisitions since the acquired subscribers often have lower ARPS.

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

ARPS decreased from $14.33 for the three months ended June 30, 2014 to $14.30 for the three months ended June 30, 2015. ARPS may be impacted by such factors as introductory pricing on new subscribers, our ability to migrate and increase product attach rates for subscribers acquired through mergers and acquisitions and our ability to upsell existing subscribers. We expect to see modest downward pressure on ARPS for the next several quarters as we focus on onboarding new subscribers.

ARPS increased from $14.26 for the six months ended June 30, 2014 to $14.35 for the six months ended June 30, 2015. This $0.09 growth in ARPS, was driven primarily by an increase in the average number of products purchased per subscriber in addition to an initial web presence subscription for our major brands, which rose from 4.5 products per subscriber as of June 30, 2014 to 5.0 products per subscriber as of June 30, 2015; an increase in the number of subscribers of our major brands who spend more than $500 per year with us from 114,000 as of June 30, 2014 to 150,000 as of June 30, 2015; and an increase in premium domains sold through our BuyDomains and Directi businesses. The impact of these factors was partially offset by new subscribers joining our platform at introductory prices and subscribers joining us from certain of our recent acquisitions.

The following table reflects the reconciliation of ARPS to revenue calculated in accordance with GAAP (all data in thousands, except ARPS data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Revenue	$151,992	$182,431	$297,742	$359,749
Purchase accounting adjustment	7,046	856	14,067	2,251

Adjusted revenue	$159,038	$183,287	$311,809	$362,000

Total subscribers	3,747	4,394	3,747	4,394
Average subscribers for the period	3,701	4,272	3,643	4,205
ARPS	$14.33	$14.30	$14.26	$14.35

Monthly Recurring Revenue Retention Rate

We believe that our ability to retain revenue from our subscribers is an indicator of the long-term value of our subscriber relationships and the stability of our revenue base. To assess our performance in this area, we measure our monthly recurring revenue, or MRR, retention rate which reflects both subscriber churn and additional revenue from existing subscribers due to renewals, upsells and price changes. We calculate MRR retention rate at the end of a period by taking the retained recurring value of subscription revenue of all active subscribers of our major brands at the end of the prior period and dividing it into the retained recurring value of subscription revenue for those same subscribers at the end of the period presented. MRR for a period is presented as a rolling average of MRR for the most recent four quarters. We believe MRR retention rate is an indicator of our ability to retain existing subscribers, upsell products and services to them and maintain subscriber satisfaction. MRR can be impacted by factors such as subscriber churn, new subscriber additions, increases in pricing and product uptake.

Our MRR retention rate was 99% for all periods presented.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss) plus (i) changes in deferred revenue, depreciation, amortization, stock-based compensation expense, loss of unconsolidated entities, net loss on sale of assets, expenses related to integration of acquisitions and restructurings, transaction expenses and charges, certain legal advisory expenses, interest expense and income tax expense, less (ii) earnings of unconsolidated entities, net gain on sale of assets and the impact of purchase accounting related to reduced fair value of deferred domain registration costs. Due to our history of acquisitions and financings, we have incurred and will continue to incur charges for integration, restructuring and transaction expenses that primarily relate to the process of acquiring another business and integrating that business into our support and/ or technical platforms. We believe that adjusting for these items is useful to investors in evaluating the post integration performance of our company. We manage our business based on the cash collected from our subscribers and the cash required to acquire and service those subscribers. We believe highlighting cash collected and cash spent in a given period provides insight to an investor to gauge the overall health of our business. Under GAAP, although subscription fees are paid in advance, we recognize the associated revenue over the subscription term, which does not fully reflect short-term trends in our operating results. In order to capture these trends and report our performance consistently with how we manage our business, we include the change in deferred revenue for the period in our calculation of adjusted EBITDA for that period.

Adjusted EBITDA increased from $56.5 million for the three months ended June 30, 2014 to $61.6 million for the three months ended June 30, 2015 and increased from $115.6 million for the six months ended June 30, 2014 to $129.1 million for the six months ended June 30, 2015. These increases in adjusted EBITDA were primarily a result of our revenue growth and a reduction in marketing expenses as we reduced marketing spend for certain products, including cloud storage products, as our subscriber base became more familiar with these products. The impact of these factors was partially offset by increased investment in our data center and subscriber support infrastructure and increases in engineering and development expense and general and administrative expense.

The following table reflects the reconciliation of adjusted EBITDA to net loss calculated in accordance with GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
	(in thousands)
Net loss	$(16,132)	$(2,071)	$(38,601)	$(1,187)
Stock-based compensation	3,629	6,539	7,173	10,510
Loss (gain) on sale of assets	68	(4)	74	36
Gain of unconsolidated entities (1)	(89)	(1,982)	(110)	(874)
Amortization of intangible assets	25,462	22,135	49,541	43,433
Amortization of deferred financing costs	19	21	38	41
Changes in deferred revenue	18,523	7,631	49,917	22,564
Impact of reduced fair value of deferred domain registration costs	(6,335)	(525)	(12,337)	(1,203)
Transaction expenses and charges	757	1,618	2,120	3,141
Integration and restructuring expenses	7,975	2,325	11,171	3,743
Legal advisory expenses (2)	—	1,055	—	1,055
Depreciation	7,502	8,229	14,548	16,095
Income tax expense	1,048	2,707	4,487	3,685
Interest expense, net (excluding impact of amortization of deferred financing costs)	14,069	13,873	27,602	28,082

Adjusted EBITDA	$56,496	$61,551	$115,623	$129,121

(1)	The gain of unconsolidated entities is reported on a net basis for the three and six months ended June 30, 2015. The three months ended June 30, 2015 includes a $5.4 million gain for the redemption of our equity interest in World Wide Web Hosting (Site5), partially offset by our proportionate share of net losses from unconsolidated entities of $3.5 million. The six months ended June 30, 2015 includes the $5.4 million gain for the redemption of our equity interest in World Wide Web Hosting (Site5), partially offset by our proportionate share of net losses from unconsolidated entities of $4.6 million.
(2)	Consists of legal and related advisory expense associated with matters that are the subject of a class action lawsuit filed against us in May 2015.

The following table provides a reconciliation of net interest expense included in the adjusted EBITDA table above to other income (expense), net in our consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
	(dollars in thousands)
Interest expense, net (excluding impact of amortization of deferred financing costs)	$14,069	$13,873	$27,602	$28,082
Amortization of deferred financing costs	19	21	38	41
Other income	—	(5,440)	—	(5,440)

Other (income) expense, net in consolidated statements of operations and comprehensive loss	$14,088	$8,454	$27,640	$22,683

Components of Operating Results

Revenue

We generate revenue primarily from selling subscriptions for our cloud-based products and services. The subscriptions we offer are similar across all of our brands and are provided under contracts pursuant to which we have ongoing obligations to support the subscriber. These contracts are generally for service periods of up to 36 months and typically require payment in advance at the time of initiating the subscription for the entire subscription period. Typically, we also have arrangements in place to auto renew a subscription at the end of the subscription period. Due to factors such as introductory pricing, our renewal fees may be higher than our initial subscription. We sell more subscriptions with 12 month terms than with any other term length. We also earn revenue from the sale of domain name registrations, premium domains and non-term based products and services, such as certain online security products and professional technical services as well as through referral fees and commissions. We expect our revenue to increase in future periods as we expand our subscriber base, including through acquisitions, and the roll out of new subscriber acquisition channels such as web builders and mobile applications, and increase our average revenue per subscriber by selling additional products and services.

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

Gross Profit

Gross profit is the difference between revenue and cost of revenue. Gross profit has fluctuated from period to period in large part as a result of revenue and cost of revenue adjustments from purchase accounting impacts related to acquisitions, as well as revenue and cost of revenue impacts from growth in our business. With respect to revenue, the application of purchase accounting requires us to record purchase accounting adjustments for acquired deferred revenue, which reduces the revenue recorded from acquisitions for a period of time after the acquisition. The impact generally normalizes within a year following the acquisition. With respect to cost of revenue, the application of purchase accounting requires us to defer domain registration costs, which reduces cost of revenue, and record long-lived assets at fair value, which increases cost of revenue through an increase in amortization expense over the estimated useful life of the long-lived assets. In addition, our revenue and our cost of revenue have increased in recent years as our subscriber base has expanded. For a new subscriber that we bring on to our platform, we typically recognize revenue over the term of the subscription, even though we collect the subscription fee at the initial billing. As a result, our gross profit may be affected by the prices we charge for our subscriptions, as well as by the number of new subscribers and the terms of their subscriptions. We expect our gross profit to increase in absolute dollars in future periods while our gross profit margin may increase or decrease.

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

Engineering and Development. Engineering and development expense includes the cost of employees engaged in enhancing our technology platform and our systems, developing and expanding product and service offerings, and integrating technology capabilities from our acquisitions. Engineering and development expense includes stock-based compensation expense for employees engaged in engineering and development activities. Our engineering and development expense does not include costs of leasing and operating our data center infrastructure, such as technical personnel costs associated with monitoring and maintaining our network operations and fees we pay to third-party product and service providers, which are included in cost of revenue. We expect our engineering and development expense as a percentage of our revenue to be broadly similar to current levels.

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

Other Income (Expense)

Other income (expense) consists primarily of costs related to, and interest paid on, our indebtedness. We include the cash cost of interest payments and loan financing fees, the amortization of deferred financing costs and the amortization of the net present value adjustment which we may apply to some deferred consideration payments related to our acquisitions in our calculation of interest expense. Interest income consists primarily of interest income earned on our cash and cash equivalents balances. Our interest expense may increase in future periods if we continue to finance acquisitions through the issuance of debt. Other income (expense) also includes gains or losses recognized on investments in unconsolidated entities.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
	(unaudited)
Revenue	$151,992	$182,431	$297,742	$359,749
Cost of revenue	92,611	104,937	181,802	205,911

Gross profit	59,381	77,494	115,940	153,838

Operating expense:
Sales and marketing	38,225	37,224	79,849	72,268
Engineering and development	5,365	6,633	10,318	12,004
General and administrative	16,876	21,089	32,357	39,819

Total operating expense	60,466	64,946	122,524	124,091

Income (loss) from operations	(1,085)	12,548	(6,584)	29,747
Total other income (expense), net	(14,088)	(8,454)	(27,640)	(22,683)

Income (loss) before income taxes and equity earnings of unconsolidated entities	(15,173)	4,094	(34,224)	7,064
Income tax expense	1,048	2,707	4,487	3,685

Income (loss) before equity earnings of unconsolidated entities	(16,221)	1,387	(38,711)	3,379

Equity (income) loss of unconsolidated entities, net of tax	(89)	3,458	(110)	4,566

Net loss	$(16,132)	$(2,071)	$(38,601)	$(1,187)

Net loss attributable to non-controlling interest	(2,684)	—	(5,868)	—

Net loss attributable to Endurance International Group Holdings, Inc.	$(13,448)	$(2,071)	$(32,733)	$(1,187)

Comparison of Three Months Ended June 30, 2014 and 2015

Revenue

	Three Months Ended June 30,		Change
	2014	2015	Amount	%
	(dollars in thousands)
Revenue	$151,992	$182,431	$30,439	20%

Revenue increased by $30.4 million, or 20%, from $152.0 million for the three months ended June 30, 2014 to $182.4 million for the three months ended June 30, 2015. Of this increase, $11.7 million is attributable to revenues, including growth and synergies, from the acquisitions of businesses that were not part of our business for the quarter ended June 30, 2014. The remaining balance of the increase, or $18.7 million, is attributable primarily to the growth of our business, and to a lesser extent, other factors, including principally the $6.4 million impact of the purchase accounting adjustment for the Directi acquisition.

Cost of Revenue

	Three Months Ended June 30,
	2014		2015		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Cost of revenue	$92,611	61%	$104,937	58%	$12,326	13%

Cost of revenue increased by $12.3 million, or 13%, from $92.6 million for the three months ended June 30, 2014 to $104.9 million for the three months ended June 30, 2015. Domain registration costs increased by $9.7 million partially due to the purchase accounting impact of Directi for the three months ended June 30, 2014 and inclusion of domain registration costs related to businesses that we acquired that were not part of our business for the quarter ended June 30, 2014. In addition, support expenses increased by $3.8 million, data center expenses increased by $1.7 million, stock-based compensation expense increased by $0.5 million, merchant fees increased by $0.4 million and depreciation expense increased by $0.4 million. These increases were partially offset by a $3.3 million decrease in amortization expense, as well as a $0.9 million decrease in costs attributable to third-party products and services.

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

	Three Months Ended June 30,
	2014	2015
	(dollars in thousands)
Amortization expense	$25,462	$22,135
Depreciation expense	$7,043	$7,482
Stock-based compensation expense	$114	$646

Gross Profit

	Three Months Ended June 30,
	2014		2015		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Gross profit	$59,381	39%	$77,494	42%	$18,113	31%

Gross profit increased by $18.1 million, or 31%, from $59.4 million for the three months ended June 30, 2014 to $77.5 million for the three months ended June 30, 2015. Approximately $14.8 million of the increase was primarily attributable to increases in our subscriber base. Additionally, $3.3 million was attributable to a net decrease in amortization expense. Our gross profit as a percentage of revenue increased by three percentage points from 39% for the three months ended June 30, 2014 to 42% for the three months ended June 30, 2015. This increase is primarily attributable to lower amortization of intangible assets, which decreased to 12% of revenue for the three months ended June 30, 2015 as compared to 17% in the prior year period.

The following table sets forth gross profit and the significant non-cash components of cost of revenue as a percentage of revenue:

	Three Months Ended June 30,
	2014	2015
	(dollars in thousands)
Revenue	$151,992	$182,431
Gross profit	$59,381	$77,494
Gross profit % of revenue	39%	42%
Amortization expense % of revenue	17%	12%
Depreciation expense % of revenue	5%	4%
Stock-based compensation expense % of revenue	*	*

*	Less than 1%.

Operating Expense

	Three Months Ended June 30,
	2014		2015		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Sales and marketing	$38,225	25%	$37,224	20%	$(1,001)	(3)%
Engineering and development	5,365	4%	6,633	4%	1,268	24%
General and administrative	16,876	11%	21,089	12%	4,213	25%

Total	$60,466	40%	$64,946	36%	$4,480	7%

Sales and Marketing. Sales and marketing expense decreased by $1.0 million, or 3%, from $38.2 million for the three months ended June 30, 2014 to $37.2 million for the three months ended June 30, 2015. The decrease in sales and marketing expense was primarily attributable to lower introductory product marketing spend for certain products, including cloud storage products, as our subscriber base became more familiar with these products. We expect to increase marketing expense in the near term by investing in new marketing programs.

Engineering and Development. Engineering and development expense increased by $1.2 million, or 24%, from $5.4 million for the three months ended June 30, 2014 to $6.6 million for the three months ended June 30, 2015. Of this increase, $1.8 million was due to an increase in payroll and benefits, $0.3 million was due to an increase in stock-based compensation expense and $0.2 million was due to an increase in depreciation expense, partially offset by a $1.1 million reduction in integration and restructuring costs.

General and Administrative. General and administrative expense increased by $4.2 million, or 25%, from $16.9 million for the three months ended June 30, 2014 to $21.1 million for the three months ended June 30, 2015. The period-over-period increase consisted of a $1.6 million increase in stock-based compensation, $1.1 million of additional legal advisory expense, a $0.7 million increase in transaction expenses, a $0.6 million increase in personnel and facilities related costs to support the growth of our business and a $0.1 million increase in depreciation expense.

Other Income (Expense), Net

	Three Months Ended June 30,		Change
	2014	2015	Amount	%
	(dollars in thousands)
Other income (expense), net	$(14,088)	$(8,454)	$5,634	40%

Other expense, net decreased by $5.6 million, or 40%, from $14.1 million for the three months ended June 30, 2014 to $8.5 million for the three months ended June 30, 2015. This decrease is primarily due to $5.4 million gain as a result of the redemption of our equity interest in World Wide Web Hosting and a $0.3 million decrease in interest expense related to amounts drawn down on our revolving credit facility during the three months ended June 30, 2015 as compared with the three months ended June 30, 2014, which were partially offset by a $0.1 million increase of accretion of present value for the deferred consideration related to the Webzai and BuyDomains acquisitions.

Income Tax Expense

	Three Months Ended June 30,		Change
	2014	2015	Amount	%
	(dollars in thousands)
Income tax expense	$1,048	$2,707	$1,659	158%

Income tax expense for the three months ended June 30, 2015 increased by $1.7 million, or 158%, from $1.0 million for the three months ended June 30, 2014 to $2.7 million for the three months ended June 30, 2015. The increase consisted of a net increase in our deferred tax expense of $0.6 million and a net increase in our current federal, state and foreign income tax expense of $1.1 million. The increase in our deferred tax expense from June 30, 2014 to June 30, 2015 was primarily attributable to the different book and tax treatment for goodwill and intangible assets recorded due to acquisitions. We expect to continue to incur deferred tax expenses in the near term. In the three months ended June 30, 2015, we had nondeductible expenses primarily related to stock-based compensation, transaction costs and other foreign permanent differences.

Comparison of Six Months Ended June 30, 2014 and 2015

Revenue

	Six Months Ended June 30,		Change
	2014	2015	Amount	%
	(dollars in thousands)
Revenue	$297,742	$359,749	$62,007	21%

Revenue increased by $62.0 million, or 21%, from $297.7 million for the six months ended June 30, 2015 to $359.7 million for the six months ended June 30, 2015. Of this increase, $22.1 million is attributable to revenues, including growth and synergies, from the acquisitions of businesses that were not part of our business for the six months ended June 30, 2014. The remaining balance of the increase, or $39.9 million, is attributable primarily to the growth of our business, and to a lesser extent, other factors, including principally the $12.6 million impact of the purchase accounting adjustment for the Directi acquisition.

Cost of Revenue

	Six Months Ended June 30,
	2014		2015		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Cost of revenue	$181,802	61%	$205,911	57%	$24,109	13%

Cost of revenue increased by $24.1 million, or 13%, from $181.8 million for the six months ended June 30, 2014 to $205.9 million for the six months ended June 30, 2015. Domain registration costs increased by $20.2 million, partially due to the purchase accounting impact of Directi for the six months ended June 30, 2014 and inclusion of domain registration costs related to businesses that we acquired that were not part of our business as of June 30, 2014. In addition, support expenses increased by $6.3 million, data center expenses increased by $3.6 million, depreciation expense increased by $1.0 million, stock-based compensation expense increased by $0.5 million and merchant fees increased by $0.4 million. These increases were partially offset by a $6.1 million decrease in amortization expense, as well as a $1.8 million decrease in costs attributable to third-party products and services.

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

	Six Months Ended June 30,
	2014	2015
	(dollars in thousands)
Amortization expense	$49,541	$43,433
Depreciation expense	$13,705	$14,792
Stock-based compensation expense	$246	$759

Gross Profit

	Six Months Ended June 30,
	2014		2015		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Gross profit	$115,940	39%	$153,838	43%	$37,898	33%

Gross profit increased by $37.9 million, or 33%, from $116.0 million for the six months ended June 30, 2014 to $153.8 million for the six months ended June 30, 2015. Approximately $31.8 million of the increase was primarily attributable to increases in our subscriber base, including acquired subscribers. Additionally, $6.1 million was attributable to a net decrease in amortization expense. Our gross profit as a percentage of revenue increased by four percentage points from 39% for the six months ended June 30, 2014 to 43% for the six months ended June 30, 2015. This increase was primarily attributable to lower amortization of intangible assets, which decreased from 12% of revenue for the six months ended June 20, 2015 as compared to 17% in the prior year period.

The following table sets forth gross profit and the significant non-cash components of cost of revenue as a percentage of revenue:

	Six Months Ended June 30,
	2014	2015
	(dollars in thousands)
Revenue	$297,742	$359,749
Gross profit	$115,940	$153,838
Gross profit % of revenue	39%	43%
Amortization expense % of revenue	17%	12%
Depreciation expense % of revenue	5%	4%
Stock-based compensation expense % of revenue	*	*

*	Less than 1%.

Operating Expense

	Six Months Ended June 30,
	2014		2015		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Sales and marketing	$79,849	27%	$72,268	20%	$(7,581)	(9)%
Engineering and development	10,318	3%	12,004	3%	1,686	16%
General and administrative	32,357	11%	39,819	11%	7,462	23%

Total	$122,524	41%	$124,091	34%	$1,567	1%

Sales and Marketing. Sales and marketing expense decreased by $7.6 million, or 9%, from $79.8 million for the six months ended June 30, 2014 to $72.2 million for the six months ended June 30, 2015. The decrease in sales and marketing expense was primarily attributable to lower introductory product marketing spend for certain products, including cloud storage products, as our subscriber base became more familiar with these products. We expect to increase marketing expense in the near term by investing in new marketing programs.

Engineering and Development. Engineering and development expense increased by $1.7 million, or 16%, from $10.3 million for the six months ended June 30, 2014 to $12.0 million for the six months ended June 30, 2015. Of this increase, $2.7 million was due to an increase in payroll and benefits, $0.3 million was due to an increase in stock-based compensation expense and $0.3 million was due to an increase in depreciation expense, partially offset by a $1.6 million reduction in integration and restructuring costs.

General and Administrative. General and administrative expense increased by $7.5 million, or 23%, from $32.3 million for the six months ended June 30, 2014 to $39.8 million for the six months ended June 30, 2015. The year-over-year increase consisted of a $2.6 million increase in personnel and facilities related costs to support the growth of our business, a $2.0 million increase in stock-based compensation, $1.1 million of additional legal advisory expense, a $0.7 million increase in transaction expenses, $0.7 million of follow-on offering expenses incurred on behalf of the selling stockholders during the March 2015 follow-on offering and $0.2 million in depreciation expense.

Other Income (Expense), Net

	Six Months Ended June 30,		Change
	2014	2015	Amount	%
	(dollars in thousands)
Other income (expense), net	$(27,640)	$(22,683)	$4,957	18%

Other expense, net decreased by $4.9 million, or 18%, from $27.6 million for the six months ended June 30, 2014 to $22.7 million for the six months ended June 30, 2015. This decrease is primarily due to a $5.4 million gain as a result of the redemption of our equity interest in World Wide Web Hosting and a $0.1 million decrease in interest expense related to capital lease obligations, which were partially offset by a $0.4 million increase in interest expense related to amounts drawn down on our revolving credit facility during the six months ended June 30, 2015 as compared with the six months ended June 30, 2014 and $0.3 million of accretion of present value for the deferred consideration related to the Webzai and BuyDomains acquisitions.

Income Tax Expense

	Six Months Ended June 30,		Change
	2014	2015	Amount	%
	(dollars in thousands)
Income tax expense	$4,487	$3,685	$(802)	(18)%

Income tax expense for the six months ended June 30, 2015 decreased by $0.8 million, or 18%, from $4.5 million for the six months ended June 30, 2014 to $3.7 million for the six months ended June 30, 2015. The decrease consisted of a net decrease in our federal, state and foreign income tax expense of $0.8 million and a net decrease in our deferred tax expense of $0.1 million. The decrease in our deferred tax expense from June 30, 2014 to June 30, 2015 was primarily attributable to the different book and tax treatment for goodwill and intangible assets recorded due to acquisitions. We expect to continue to incur deferred tax expenses in the near term. In the six months ended June 30, 2015, we had nondeductible expenses primarily related to stock-based compensation, transaction costs and other foreign permanent differences.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations since inception primarily with cash flow generated by operations, borrowings under credit facilities and public offerings of our securities. In October 2013, we closed our IPO and received net proceeds of $232.1 million, after deducting underwriting discounts and commissions and offering expenses payable by us. On November 25, 2013, we completed a debt refinancing and used a portion of the net proceeds from our IPO to reduce our overall indebtedness by $148.8 million to $1,050.0 million. We also increased our revolving credit facility, which matures on December 22, 2016, to $125.0 million. As part of the refinancing, we paid off our second lien term loan and added an incremental first lien term loan, resulting in lower interest rates. In 2014 and through the first six months of fiscal year 2015, we have used borrowings against our revolving credit facility to supplement our funding requirements for our acquisitions and minority investments. We expect to continue to use our revolving credit facility for similar investing and financing activities. We currently pay 5.00% interest on our first lien term loan which is based on adjusted LIBOR plus 400 basis points, subject to a LIBOR floor of 1.00% and between 7.75% and 8.50% interest on our revolving credit facility borrowings. As of June 30, 2015, the LIBOR-based interest rates on our first lien term loan facility and revolving credit facility were 5.00% and 7.75%. Under our first lien term loan facility, we are required to make quarterly principal repayments of $2.6 million.

As of June 30, 2015, we had cash and cash equivalents totaling $35.5 million, restricted cash of $1.4 million and negative working capital of $284.4 million, which includes the $10.5 million current portion of the first lien term loan facility and $35.0 million drawn against our $125.0 million revolving credit facility. In addition, we had approximately $1,021.1 million of long term indebtedness outstanding under our first lien term loan facility, which matures on November 9, 2019. We also have $351.6 million of short-term and long-term deferred revenue, which is not expected to be payable in cash. We believe that our current cash and cash equivalents and operating cash flows will be sufficient to meet our anticipated working capital and capital expenditure requirements, as well as our required principal and interest payments under our indebtedness, for at least the next 12 months.

Debt Covenants

The first lien term loan facility requires that we maintain one financial covenant, based on EBITDA coverage.

The first lien term loan facility also imposes restrictions on the payment of dividends, as well as reporting requirements. Additionally, the first lien term loan facility requires us to comply with certain negative covenants and specifies certain events of default that could result in amounts becoming payable, in whole or in part, prior to their maturity dates. We were in compliance with all covenants at June 30, 2015.

With the exception of certain excluded equity interests and certain restricted cash balances and bank deposits permitted under the terms of the first lien term loan facility, substantially all of our assets are pledged as collateral for the outstanding loan commitments.

Cash and Cash Equivalents

As of June 30, 2015, our cash and cash equivalents were primarily held for working capital purposes and for required principal and interest payments under our indebtedness. A majority of our cash and cash equivalents was held in operating accounts. Our cash and cash equivalents increased by $3.1 million from $32.4 million at December 31, 2014 to $35.5 million at June 30, 2015. We used cash on hand at December 31, 2014 and cash flows from operations to fund our acquisition and minority investment activity described under financing and investing activities below. Our future capital requirements will depend on many factors including, but not limited to acquisitions, our growth rate, expansion of sales and marketing activities, the introduction of new and enhanced products and services, market acceptance of our solutions and our gross profits and operating expenses.

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Six Months Ended June 30,
	2014	2015
	(dollars in thousands)
Purchases of property and equipment	$(12,901)	$(14,511)
Principal payments on capital lease obligations	$(1,782)	$(1,873)
Depreciation	$14,548	$16,095
Amortization	$49,584	$43,755
Cash flows provided by operating activities	$66,389	$96,232
Cash flows used in investing activities	$(52,891)	$(40,217)
Cash flows used in financing activities	$(56,278)	$(52,424)

Capital Expenditures

Our capital expenditures on the purchase of property and equipment for the six months ended June 30, 2014 and 2015 were $12.9 million and $14.5 million, respectively. The higher capital expenditures in the six months ended June 30, 2015 included an investment in data center infrastructure. In addition, our capital expenditures during the six months ended June 30, 2014 and 2015 includes $1.8 million and $1.9 million, respectively, of principal payments under a three year capital lease for software of $11.7 million beginning in January 2014. The remaining balance payable on the capital lease is $6.2 million as of June 30, 2015. We expect to maintain our total capital expenditures in line with revenue growth as we expand our business.

Depreciation

Our depreciation expense for the six months ended June 30, 2014 and 2015 increased from $14.5 million to $16.1 million. This increase was primarily due to expansion in our business by on-boarding acquisitions as well as investments in data center infrastructure and leasehold improvements. The leasehold improvements were associated with operating leases as we expanded and revamped our presence in Massachusetts.

Amortization

Our amortization expense, which includes amortization of other intangible assets, amortization of deferred financing costs and amortization of net present value of deferred consideration, decreased by $5.8 million from $49.6 million for the six months ended June 30, 2014 to $43.8 million for the six months ended June 30, 2015. Of this decrease in amortization expense, $11.1 million was primarily due to lower expenses associated with customer relationships and trade names related to acquisitions that occurred prior to June 30, 2014, partially offset by the increase of amortization expense related to intangible assets of businesses that have been acquired since July 1, 2014. In addition, partially offsetting the decrease was a $0.3 million increase attributable to higher amortization expense of net present value of deferred consideration as a result of our acquisitions of Webzai in August 2014 and BuyDomains in September 2014, which have deferred consideration payments payable 24 months after the dates of the acquisitions.

Operating Activities

Cash provided by operating activities consists primarily of net loss adjusted for certain non-cash items including depreciation, amortization, stock-based compensation expense and changes in deferred taxes, and the effect of changes in working capital, in particular in deferred revenue. As we add subscribers to our platform, we typically collect the entire subscription fee at the time of initial billing and recognize revenue over the terms of the subscriptions. Accordingly, we generate operating cash flows as we collect cash from our subscribers in advance of delivering the related products and services, and we maintain a significant deferred revenue balance. As we add subscribers and sell additional products and services, our deferred revenue balance increases, assuming the subscribers we add have a similar subscription term mix. The change in deferred revenue is affected by introductory pricing and the types of promotional offers that are made on subscription term. Our operating cash flows are net of transaction expenses and charges.

Net cash provided by operating activities was $96.2 million for the six months ended June 30, 2015 compared with $66.4 million for the six months ended June 30, 2014. The increase in the six months ended June 30, 2015 consisted of net loss of $1.2 million, non-cash charges of $72.6 million and a net change of $24.8 million in our operating assets and liabilities. The net change in our operating assets and liabilities included an increase in deferred revenue of $22.6 million, which was $27.3 million less than in the same period in 2014 and also included an increase in prepaid domain name registry fees of $5.3 million.

Net cash provided by operating activities was $66.4 million for the six months ended June 30, 2014 which consisted of a net loss of $38.6 million, offset by non-cash charges of $73.2 million and a net change of $31.8 million in our operating assets and liabilities. The net change in our operating assets and liabilities included an increase in deferred revenue of $49.9 million.

Investing Activities

Cash flows used in investing activities consists primarily of purchase of property and equipment, acquisition consideration payments, and changes in restricted cash balances.

During the six months ended June 30, 2015 we used $28.9 million of cash, net of cash acquired, for the purchase consideration of our acquisitions of Verio and World Wide Web Hosting. We also used $14.4 million of cash to purchase property and equipment, net of proceeds from disposals of $0.1 million, and deposited $0.3 million of restricted cash with a payment processor. In addition, during the six months ended June 30, 2015 we received a $3.5 million repayment on a note receivable related to our equity ownership in World Wide Web Hosting.

During the six months ended June 30, 2014 we used $25.2 million of cash, net of cash acquired, for the purchase consideration for our acquisition of the web presence business of Directi and our purchase of a domain name business, and $15.0 million to acquire a minority interest in Automattic, Inc. We also used $12.8 million to purchase property and equipment, net of proceeds from disposals of $0.1 million. These were partially offset by a net return of $0.2 million of restricted cash held by a payment processor.

Financing Activities

Cash flow from financing activities consists primarily of the net change in our overall indebtedness, payment of associated financing costs, payment of deferred consideration for our acquisitions and the issuance or repurchase of equity.

During the six months ended June 30, 2015, cash flows used in financing activities was $52.4 million, which included a payment of $20.4 million under our agreement to increase our investment in JDI Backup Ltd. from 67% to 100%. We also paid $10.6 million of deferred consideration during the six months ended June 30, 2015, $15.0 million of net payments against our revolving credit facility, $5.2 million of principal payments under our first lien term loan facility and $1.9 million of principal payments related to capital lease obligations. These items were partially offset by $0.7 million of proceeds we received from the exercise of stock options. During the six months ended June 30, 2015, we borrowed in aggregate $38.0 million against our revolving credit facility and repaid in aggregate $53.0 million.

During the six months ended June 30, 2014, cash flow provided by financing activities was $56.3 million, which included $81.5 million of deferred consideration paid during the period, the majority of which was for our Directi and HostGator acquisitions. We also paid $5.3 million of principal payments under our first lien term loan facility, $1.8 million of principal payments related to capital lease obligations and $0.7 million of payments related to issuance costs from our IPO which were unpaid as of December 31, 2013. These items were partially offset by net borrowings against our revolving credit facility of $33.0 million. During the six months ended June 30, 2014, we borrowed $55.0 million against our revolving credit facility and subsequently repaid $22.0 million of the amount borrowed. In addition, during the six months ended June 30, 2014 we entered into a three year capital lease agreement for $11.7 million for software licenses which require principal payments of approximately $0.9 million each quarter for the term of the lease.

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

As of June 30, 2015, we are in a cumulative pre-tax book loss position for the past three years. We have generated significant NOLs since inception, and as such, we have no U.S. carryback capacity. After consideration of the available evidence, both positive and negative, we concluded that we will not be able to utilize our deferred tax assets and recorded a valuation allowance of $69.3 million as of December 31, 2014. We reported positive pre-tax earnings for the quarter ended June 30, 2015. If our history of positive earnings grows, we may be required to reverse all or a portion of our valuation allowance, which will result in the recording of a deferred tax asset on our balance sheet and an offsetting credit to our statement of operations and comprehensive loss in the period that the allowance is reversed.

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

Contractual Obligations and Commitments

As of July 31, 2015, we had outstanding indebtedness of $1,031.6 million under our first lien term loan facility, which has a quarterly principal repayment of $2.6 million. During the six months ended June 30, 2015, we paid $10.6 million of deferred consideration in connection with the Mojoness Inc. and domain name business acquisitions. In connection with our acquisitions of Verio and WWWH we recorded $2.5 million and $4.6 million, respectively, of deferred consideration during the six months ended June 30, 2015. On January 13, 2015 we entered an agreement to increase our investment in JDI Backup Ltd. to 100% for $30.5 million. During the six months ended June 30, 2015, we paid $20.4 million under this agreement and as of June 30, 2015 we had a remaining balance of $10.1 million recorded as deferred consideration. There have been no other significant changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K filed with the SEC on February 27, 2015.

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

Interest Rate Sensitivity

We had cash and cash equivalents of $35.5 million at June 30, 2015, the majority of which was held in operating accounts for working capital purposes and other general corporate purposes which includes payment of principal and interest under our indebtedness. As of June 30, 2015, we had approximately $1,031.6 million of indebtedness outstanding under our first lien term loan facility and $35.0 million of indebtedness under a revolving credit facility of $125.0 million.

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

Based on our aggregate indebtedness of $1,031.6 million as of June 30, 2015, a 100-basis-point increase in the adjusted LIBOR rate above the LIBOR floor would result in a $10.4 million increase in our aggregate interest payments over a 12-month period, and a 100-basis-point decrease at the current LIBOR rate would not result in a decrease in our interest payments.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2015, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation of our disclosure controls and procedures as of June 30, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our quarterly and annual operating results may be adversely affected due to a variety of factors that could affect our revenue or our expenses in any particular period. You should not rely on quarter-to-quarter comparisons of our operating results as an indication of future performance. Factors that may adversely affect our quarterly and annual operating results may include:

•	our ability to attract new subscribers and retain existing subscribers;

•	our ability to increase revenue from our existing subscribers;

•	our inability to raise the selling prices for our solutions or reductions in the selling prices for our solutions;

•	our ability to acquire subscribers in a cost-effective way;

•	our ability to drive growth through mergers and acquisitions;

•	our ability to maintain a high level of subscriber satisfaction;

•	competition in the market for our products and services, as well as competition for referral sources;

•	rapid technological change, frequent new product and service introductions, and evolving industry standards, including with respect to how our products and services are marketed to consumers and in how consumers find, purchase and use our products and services;

•	difficulties in integrating technologies, products and employees from companies we have acquired or may acquire in the future or in migrating acquired subscribers from an acquired company’s platforms to our platform;

•	difficulties and costs arising from our international operations and continued international expansion;

•	systems, data center and Internet failures and service interruptions;

•	network security breaches or sabotage resulting in the unauthorized use or disclosure of, or access to, personally identifiable information or other confidential information;

•	difficulties in distributing new products;

•	shortcomings in, or misinterpretations of, our metrics and data which cause us to fail to anticipate or identify trends in our market;

•	terminations of, disputes with, or material changes to our relationships with third-party partners, including referral sources, product partners, data center providers, payment processors and landlords;

•	a shift in subscriber demand to lower margin solutions, which could increase our cost of revenue;

•	costs or liabilities associated with any past or future acquisitions that we may make;

•	changes in legislation that affect our collection of sales and use taxes or changes to our business that subject us to taxation in additional jurisdictions;

•	changes in regulation or to regulatory bodies, such as the Internet Corporation for Assigned Names and Numbers, or ICANN, that could affect our business and our industry, or our failure to comply with such regulation; and

•	loss of key employees.

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

Our growth is dependent on our ability to continue to attract and acquire new subscribers while retaining existing subscribers and expanding the products and services we sell to them. Growth in the demand for our products and services may be inhibited, and we may be unable to sustain growth in our subscriber base, for a number of reasons, including, but not limited to:

•	our failure to develop or offer new or additional products and services in a timely manner that keeps pace with new technologies and the evolving needs of our subscribers;

•	our inability to market our solutions in a cost-effective manner to new subscribers or to our existing subscribers and to increase our sales to existing subscribers, including due to changes in regulation, or changes in the enforcement of existing regulation that would impair our marketing practices, require us to change our sign-up processes or require us to increase disclosure designed to provide greater transparency as to how we bill and deliver our services;

•	our inability to acquire new subscribers through mergers and acquisitions;

•	our inability to offer solutions that are adequately integrated and customizable to meet the needs of our highly diverse and fragmented subscriber base;

•	changes in search engine ranking algorithms or in search terms used by potential subscribers, either of which may have the effect of increasing our competitors’ search engine rankings or increasing our marketing costs to offset lower search engine rankings;

•	failure of our third-party development partners, which provide a majority of our offerings, to continue to support existing products and to develop and support new products;

•	the inability of our subscribers to differentiate our solutions from those of our competitors or our inability to effectively communicate such distinctions;

•	our inability to maintain, or strengthen awareness of, our brands;

•	our inability to maintain a consistent user experience and timely and consistent product upgrade schedule for all of our subscribers due to the fact that not all of our brands, products, or services operate from the same control panel or other systems;

•	our inability to penetrate, or adapt to requirements of, international markets, including our inability to obtain or maintain the required licenses to operate in certain international markets;

•	our inability to enter into automatically renewing contracts with our subscribers or increase subscription prices;

•	the decisions by our subscribers to move the hosting of their Internet sites and web infrastructure to their own IT systems, into co-location facilities or to our competitors if we are unable to effectively market the scalability of our solutions;

•	subscriber dissatisfaction causing our existing subscribers to stop referring prospective subscribers to us; and

•	perceived or actual security, integrity, reliability, quality or compatibility problems with our solutions, including related to unscheduled downtime, outages or network security breaches.

A substantial amount of our revenue growth historically has been derived from increased sales of products and services to existing subscribers and from introductory subscriptions renewing at regular rates. Our costs associated with increasing revenue from existing subscribers are generally lower than costs associated with generating revenue from new subscribers. Therefore, a reduction in the rate of revenue increase from our existing subscribers, even if offset by an increase in revenue from new subscribers, could reduce our operating margins, and any failure by us to continue to attract and acquire new subscribers or increase our revenue from existing subscribers could have a material adverse effect on our operating results.

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

As a result of acquisitions and internal growth, we increased our revenue from $520.3 million in the year ended December 31, 2013 to $629.8 million in the year ended December 31, 2014. We increased our revenue by $62.0 million from $297.7 million for the six months ended June 30, 2014 to $359.7 million for the three months ended June 30, 2015.

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

Our recent or potential future acquisitions could be difficult to execute and integrate, divert the attention of key personnel, disrupt our business, dilute stockholder value and impair our financial results. We may not be able to complete anticipated acquisitions and may not realize the expected benefits from our acquisitions that we have completed or may complete in the future.

Acquisitions are an important component of our growth strategy. We have in the past acquired, and expect in the future to acquire, businesses, assets and minority positions in other companies to increase our growth, enhance our ability to compete in our core markets or allow us to enter new markets. Our ability to execute these acquisitions depends on a number of factors, including the availability of target companies at prices and on terms acceptable to us, our ability to obtain the necessary equity, debt or other financing, and regulatory constraints. Our inability to complete anticipated acquisitions for these or other reasons may negatively impact our ability to achieve our long term growth targets.

In addition, acquisitions involve numerous risks, any of which could harm our business, including:

•	difficulties or delays in integrating the technologies, products, operations, billing systems, personnel or operations of an acquired business and realizing the anticipated benefits of the combined businesses;

•	reliance on third parties for transition services prior to subscriber migration or difficulties in supporting and migrating acquired subscribers, if any, to our platform, causing potential loss of such subscribers and damage to our reputation;

•	disruption of our ongoing business and diversion of financial, management, operations and customer support resources from existing operations;

•	difficulties in applying our controls and risk management and compliance policies and practices to acquired companies;

•	integration and support of redundant solutions or solutions that are outside of our core capabilities;

•	the incurrence of additional debt in order to fund an acquisition, or assumption of debt or other liabilities, including litigation risk or risks associated with other unforeseen or undisclosed liabilities, of the acquired company, or exposure to successor liability for any legal violations of the acquired company;

•	to the extent an acquired company has a corporate culture or compensation arrangement different from ours, difficulty assimilating or integrating the acquired organization and its talent, which could lead to morale issues, increased turnover and lower productivity than anticipated, and could also adversely affect the culture of our existing organization;

•	the price we pay, or other resources that we devote, may exceed the value we realize, or the value we could have realized if we had allocated the purchase price or other resources to another opportunity, or unanticipated costs associated with pursuing acquisitions;

•	potential loss of an acquired business’ strategic alliances and key employees, including those employees who depart prior to transferring to us, or without otherwise documenting, knowledge and information that are important to the efficient operation of the acquired business;

•	potential deployment by an acquired company of its top talent to other of its business units prior to our acquisition if we do not acquire the entirety of an acquired company’s stock or assets;

•	difficulties associated with governance and control matters in minority investments and risk of loss of all or a substantial portion of our investment;

•	disruption of our business due to sellers, former employees, contractors or third-party service providers of an acquired company or business misappropriating our intellectual property, violating non-competition agreements, or otherwise causing harm to our company;

•	adverse tax consequences, including exposure of our entire business to taxation in additional jurisdictions, exposure to substantial penalties, fees and costs if an acquired company failed to comply, or is alleged by regulatory authorities to have failed to comply, with relevant tax rules and regulations prior to our acquisition, or substantial depreciation or deferred compensation charges; and

•	accounting effects, including potential impairment charges related to long-lived assets and requirements that we record deferred revenue at fair value.

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

Any international expansion efforts that we undertake may not be successful. In addition, conducting operations in international markets or establishing international locations subjects us to new risks that we have not generally faced in the United States. These risks include:

•	localization of the marketing and deployment of our solutions, including translation into foreign languages and adaptation for local practices and regulatory requirements;

•	lack of familiarity with, burdens of, and increased expense relating to, complying with foreign laws, legal standards, regulatory requirements, tariffs and other barriers, including laws related to employment or labor, or laws regarding liability of online service providers for activities of subscribers, such as defamation, infringement or other illegal activities, and more stringent laws in foreign jurisdictions relating to the privacy and protection of personal data, as well as potential damage to our reputation as a result of our compliance or non-compliance with such requirements;

•	difficulties in identifying and managing local staff, systems integrators, technology partners, and other third-party vendors and service providers;

•	diversion of our management’s attention and resources to explore, negotiate, or close acquisitions and to integrate, staff and manage geographically remote operations and employees;

•	longer than expected lead times for, or the failure of, an SMB market for our solutions to develop in the countries and regions in which we are opening offices and conducting operations;

•	our inability to effectively market our solutions to SMBs due to our failure to adapt to local cultural norms, technology standards, billing and collection standards or pricing models;

•	differing technology practices and needs that we are not able to meet, including an increased demand from our international subscribers that our cloud-based solutions be easily accessible and operational on smartphones and tablets;

•	difficulties in collecting payments from subscribers or in automatically renewing their contracts with us, especially due to the more limited availability and popularity of credit cards in certain countries;

•	difficulties in attracting new subscribers, especially in developing countries and regions and those where the Internet infrastructure is still in its early stages;

•	greater difficulty in enforcing contracts, including our terms of service and other agreements;

•	management, communication and integration problems resulting from cultural or language differences and geographic dispersion;

•	sufficiency of qualified labor pools and greater influence of organized labor in various international markets;

•	competition from companies with international operations, including large international competitors and entrenched local companies;

•	changes in global currency systems or fluctuations in exchange rates that may increase the volatility of or adversely affect our foreign-based revenue;

•	compliance with the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, economic sanction laws and regulations, including those administered by the U.S. Treasury Department’s Office of Foreign Assets Control, or OFAC, export controls including the U.S. Commerce Department’s Export Administration Regulations and other U.S., non-U.S. and local laws and regulations regarding international and multi-national business operations;

•	potentially adverse tax consequences, including the complexities of foreign value added tax (or other tax) systems, our inadvertent failure to comply with all relevant foreign tax rules and regulations due to our lack of familiarity with the jurisdiction’s tax laws, and restrictions and withholdings on the repatriation of earnings;

•	uncertain political and economic climates; and

•	reduced or varied protection for intellectual property rights in some countries.

These factors have caused our international costs of doing business to exceed our comparable domestic costs and have caused the time and expense required to close our international acquisitions to exceed our comparable domestic costs. A negative impact from our international business efforts could adversely affect our business, operating results and financial condition as a whole.

In addition, our ability to expand internationally and attract and retain non-U.S. subscribers may be adversely affected by concerns about the extent to which U.S. governmental and law enforcement agencies may obtain data under the Foreign Intelligence Surveillance Act and Patriot Act and similar laws and regulations. Such non-U.S. subscribers may decide that the privacy risks of storing data with a U.S.-based company outweigh the benefits and opt to seek solutions from a company based outside of the United States. In addition, certain foreign governments are beginning to require local storage of their citizens’ data. If we become subject to such requirements, it may require us to increase the number of non-U.S. data centers or servers we maintain, increase our costs or adversely affect our ability to attract, retain or cost-effectively serve non-U.S. subscribers.

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

We believe that our future revenue growth depends on our ability to provide subscribers with quality service that meets our stated commitments, meets or exceeds our subscribers’ expectations and is conducive to our ability to continue to sell new solutions to existing subscribers. We are not always able to provide our subscribers with this level of service, and our subscribers occasionally encounter interruptions in service and other technical challenges, including as a result of outages or human error. If we are unable to provide subscribers with quality service, this may result in subscriber dissatisfaction, billing disputes and litigation, lower than expected renewal rates and impairments to our efforts to upsell to our subscribers, and we could face damage to our reputation, claims of loss, negative publicity or social media attention, decreased overall demand for our solutions and loss of revenue, any of which could have a negative effect on our business, financial condition and operating results.

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

The cloud-based technology industry is characterized by rapid and ongoing technological change, frequent new product and service introductions and evolving industry standards. Our future success will depend on our ability to adapt to rapidly changing technologies, to adapt our solutions to evolving industry standards and consumer needs and to improve the performance and reliability of our applications and services. We must anticipate subscriber needs, commit significant resources to anticipating those needs and offer solutions that meet changing subscriber demands quickly and effectively. We may fail to accurately predict market demand or subscriber preferences, or subscribers may require features and functionality that our current applications and services do not have or that our platform is not able to support. If we fail to develop solutions that satisfy subscriber preferences in a timely and cost-effective manner, our ability to retain existing subscribers and attract new subscribers will be adversely affected, our competitive position will be impaired and we may not achieve our anticipated revenue growth. In order to develop new solutions or enhancements to existing solutions that satisfy subscriber preferences, we may be required to incur significant technology, development, marketing and other expenses, and our revenue and operating results may be adversely affected.

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

We do not know if we will be able to achieve and maintain profitability in the near future or at all. We have made and expect to continue to make significant expenditures to develop and expand our business. Our recent growth in revenue and number of subscribers may not be sustainable, and our revenue may be insufficient to maintain profitability. We may incur significant losses in the future for a number of reasons, including interest expense related to our substantial indebtedness, and the other risks described in this report, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events.

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

We do not own our data centers. Rather, we occupy them pursuant to co-location service agreements with third-party data center facilities which have built and maintain the co-located data centers for us and other parties. We currently serve most of our subscribers from four co-located data center facilities located in Massachusetts (two), Texas and Utah. Although we own the servers in these four co-located data centers and engineer and architect the systems upon which our platform runs, we do not control the operation of these facilities.

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

Several U.S. federal statutes may apply to us with respect to various subscriber activities:

•	The Digital Millennium Copyright Act of 1998, or DMCA, provides recourse for owners of copyrighted material who believe that their rights under U.S. copyright law have been infringed on the Internet. Under the DMCA, based on our current business activity as an online service provider that does not monitor, own or control website content posted by our subscribers, we generally are not liable for infringing content posted by our subscribers or other third parties, provided that we follow the procedures for handling copyright infringement claims set forth in the DMCA. Generally, if we receive a proper notice from, or on behalf of, a copyright owner alleging infringement of copyrighted material located on websites we host, and we fail to expeditiously remove or disable access to the allegedly infringing material or otherwise fail to meet the requirements of the safe harbor provided by the DMCA, the copyright owner may seek to impose liability on us. Technical mistakes in complying with the detailed DMCA take-down procedures could subject us to liability for copyright infringement.

•	The Communications Decency Act of 1996, or CDA, generally protects interactive computer service providers such as us, from liability for certain online activities of their customers, such as the publication of defamatory or other objectionable content. As an interactive computer services provider, we do not monitor hosted websites or prescreen the content placed by our subscribers on their sites. Accordingly, under the CDA, we are generally not responsible for the subscriber-created content hosted on our servers. However, the CDA does not apply in foreign jurisdictions and we may nonetheless be brought into disputes between our subscribers and third parties which would require us to devote management time and resources to resolve such matters and any publicity from such matters could also have an adverse effect on our reputation and therefore our business.

•	In addition to the CDA, the Securing the Protection of our Enduring and Established Constitutional Heritage Act, or the SPEECH Act, provides a statutory exception to the enforcement by a U.S. court of a foreign judgment that is less protective of free speech than the United States. Generally, the exception applies if the law applied in the foreign court did not provide at least as much protection for freedom of speech and press as would be provided by the First Amendment of the U.S. Constitution or by the constitution and law of the state in which the U.S. court is located, or if no finding of a violation would be supported under the First Amendment of the U.S. Constitution or under the constitution and law of the state in which the U.S. court is located. Although the SPEECH Act may protect us from the enforcement of foreign judgments in the United States, it does not affect the enforceability of the judgment in the foreign country that issued the judgment. Given our international presence, we may therefore, nonetheless, have to defend against or comply with any foreign judgments made against us, which could take up substantial management time and resources and damage our reputation.

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

The global nature of our business requires us to comply with laws and regulations that prohibit bribery and corruption anywhere in the world. The FCPA, the U.K. Bribery Act 2010, or the Bribery Act, and similar anti-bribery laws in other jurisdictions where we do business generally prohibit companies and their intermediaries from making improper payments to government officials and other persons for the purpose of obtaining or retaining business or an improper business advantage. In addition, the FCPA requires public companies to maintain records that accurately and fairly represent their transactions and have an adequate system of internal accounting controls. We currently operate, and plan to expand our operations, in areas of the world that have a reputation for heightened risks of corruption and, in certain circumstances, compliance with anti-bribery laws may conflict with local customs and practices. We operate in several countries and sell our products to subscribers around the world, which requires our employees and business partners acting on our behalf to comply with all laws, including anti-corruption laws. In addition, changes in laws could result in increased regulatory requirements and compliance costs which could adversely affect our business, financial condition and results of operations. We cannot assure that our employees, business partners or other agents will not engage in prohibited conduct and expose us to the risk of liability under the FCPA, the Bribery Act, or other anti-bribery laws. If we are found to be in violation of the FCPA, the Bribery Act or other anti-bribery laws, we could suffer criminal and civil penalties, other sanctions, and reputational damage, which could have a material adverse effect on our business.

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

We now have, and expect to continue to have, significant indebtedness that could result in a material and adverse effect on our business. As of June 30, 2015, we had approximately $1,066.6 million of aggregate indebtedness. Under our term loan facility, we are required to repay approximately $2.6 million of principal at the end of each quarter and are required to pay accrued interest upon the maturity of each interest accrual period, which totaled $26.2 million in the six months ended June 30, 2015 and which we currently estimate at $13.1 million per fiscal quarter for 2015. Interest accrual periods under our term loan facility are typically three months in duration. The actual amounts of our debt servicing payments vary based on the amounts of indebtedness outstanding, the applicable interest accrual periods and the applicable interest rates, which vary based on prescribed formulas.

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

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. In May 2015, a class action securities lawsuit was filed against us, and in the future we may be the target of securities litigation. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

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

A substantial portion of our issued and outstanding common stock can be traded without restriction at any time, and the remaining shares of our issued and outstanding common stock can be sold subject to volume limitations and other requirements applicable to affiliate sales under the federal securities laws. As such, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. In addition, we have registered 18,000,000 shares of common stock that have been issued or reserved for future issuance under our 2013 Stock Incentive Plan, which we refer to as our 2013 Plan. Of these shares, as of June 30, 2015, a total of 9,443,719 shares of our common stock are subject to outstanding options, restricted stock units and restricted stock awards, of which 2,615,673 shares are exercisable or have vested. The exercise of these options or the vesting of restricted stock units and shares of restricted stock and the subsequent sale of the common stock underlying such options or upon the vesting of such restricted stock units and restricted stock awards could cause a decline in our stock price. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. We cannot predict the size of future issuances or the effect, if any, that any future issuances may have on the market price for our common stock.

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

As of June 30, 2015, our directors, executive officers and their affiliates beneficially own, in the aggregate, 55.4% of our issued and outstanding common stock. Specifically, investment funds and entities affiliated with Warburg Pincus own, in the aggregate, 35.8% of our issued and outstanding common stock, and investment funds and entities affiliated with Goldman Sachs own, in the aggregate, approximately 11.6% of our issued and outstanding common stock. As a result, these stockholders, if they act together, could have significant influence over the outcome of matters submitted to our stockholders for approval. Our stockholders agreement contains agreements among the parties with respect to certain matters, including the election of directors, and certain restrictions on our ability to effect specified corporate transactions. If these stockholders were to act together, they could have significant influence over the management and affairs of our company. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock. In particular, the significant ownership interest of investment funds and entities affiliated with either Warburg Pincus or Goldman Sachs in our common stock could adversely affect investors’ perceptions of our corporate governance practices.

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

We understand that SAMIH’s affiliates intend to disclose in their next annual or quarterly report that Santander UK holds frozen savings and current accounts for two customers resident in the United Kingdom who are currently designated by the United States for terrorism. The accounts held by each customer were blocked after the customer’s designation and remained blocked and dormant throughout the first half of 2015. No revenue has been generated by Santander UK on these accounts.

We also understand that SAMIH’s affiliates intend to disclose in their next annual or quarterly report that an Iranian national, resident in the United Kingdom, who is currently designated by the United States under the Iran Financial Sanctions Regulations and the Weapons of Mass Destruction Proliferators Sanctions Regulations, or the NPWMD sanctions program, holds a mortgage with Santander UK that was issued prior to any such designation. No further drawdown has been made or would be allowed under this mortgage although Santander UK continues to receive repayment installments. In the first half of 2015, total revenue in connection with the mortgage was approximately £1,780 and net profits were negligible relative to the overall profits of Santander UK. Santander

UK does not intend to enter into any new relationships with this customer, and any disbursements will only be made in accordance with applicable sanctions. The same Iranian national also holds two investment accounts with Santander UK. The accounts have remained frozen during the first half of 2015. The investment returns are being automatically reinvested, and no disbursements have been made to the customer. In the first half of 2015, total revenue for Banco Santander, S.A. in connection with the investment accounts was approximately £120 and net profits were negligible relative to the overall profits of Banco Santander, S.A.

ITEM 6. EXHIBITS

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDURANCE INTERNATIONAL GROUP HOLDINGS, INC.

Date: August 7, 2015	By:	/s/ Tivanka Ellawala
Tivanka Ellawala
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number

3.1	Restated Certificate of Incorporation of the Registrant	S-1/A	333-191061	October 23, 2013	3.3

3.2	Amended and Restated Bylaws of the Registrant	S-1/A	333-191061	October 23, 2013	3.5

4.1	Specimen certificate evidencing shares of common stock of the Registrant	S-1/A	333-191061	October 8, 2013	4.1

4.2	Second Amended and Restated Registration Rights Agreement, dated as of October 24, 2013, by and among the Registrant and the other parties thereto	10-Q	001-36131	November 7, 2014	4.2

4.3	Stockholders Agreement, dated as of October 24, 2013, by and among the Registrant and certain holders of the Registrant’s common stock	10-Q	001-36131	November 7, 2014	4.3

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X