Form 10-Q
period 2015-09-30
Endurance International Group Holdings, Inc.
filed 2015-11-06
CIK 1237746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 31, 2015, there were 136,999,800 shares of the issuer’s common stock, $0.0001 par value per share, outstanding.

Endurance International Group Holdings, Inc.

Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)

	December 31, 2014	September 30, 2015
Assets
Current assets:
Cash and cash equivalents	$32,379	$34,162
Restricted cash	1,325	1,207
Accounts receivable	10,201	12,112
Deferred tax asset—short term	13,961	13,961
Prepaid domain name registry fees	49,605	59,130
Prepaid expenses and other current assets	13,173	16,121

Total current assets	120,644	136,693
Property and equipment—net	56,837	67,885
Goodwill	1,105,023	1,190,451
Other intangible assets—net	410,338	368,039
Deferred financing costs	400	339
Investments	40,447	32,205
Prepaid domain name registry fees, net of current portion	7,957	5,273
Other assets	4,397	1,432

Total assets	$1,746,043	$1,802,317

Liabilities, redeemable non-controlling interest and stockholders’ equity
Current liabilities:
Accounts payable	$8,960	$11,230
Accrued expenses	38,275	47,656
Deferred revenue	259,567	282,877
Current portion of notes payable	60,500	80,500
Current portion of capital lease obligations	3,793	4,173
Deferred consideration—short term	13,917	48,137
Other current liabilities	10,358	7,047

Total current liabilities	395,370	481,620
Long-term deferred revenue	65,850	75,027
Notes payable—long term	1,026,375	1,018,500
Capital lease obligations	4,302	1,096
Deferred tax liability—long term	35,579	41,253
Deferred consideration	10,722	3,498
Other liabilities	2,806	3,304

Total liabilities	$1,541,004	$1,624,298

Redeemable non-controlling interest	30,543	—
Commitments and contingencies
Stockholders’ equity:
Preferred Stock—par value $0.0001; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock—par value $0.0001; 500,000,000 shares authorized; 130,959,113 and 131,506,256 shares issued at December 31, 2014 and September 30, 2015, respectively; 130,914,333 and 131,504,177 outstanding at December 31, 2014 and September 30, 2015, respectively	14	14
Additional paid-in capital	816,591	838,010
Accumulated other comprehensive loss	(517)	(1,875)
Accumulated deficit	(641,592)	(658,130)

Total stockholders’ equity	174,496	178,019

Total liabilities, redeemable non-controlling interest and stockholders’ equity	$1,746,043	$1,802,317

See accompanying notes to consolidated financial statements.

Endurance International Group Holdings, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share amounts)

	Three Months ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Revenue	$160,167	$188,523	$457,909	$548,272
Cost of revenue	97,416	110,773	279,218	316,684

Gross profit	62,751	77,750	178,691	231,588

Operating expense:
Sales and marketing	34,761	37,523	114,610	109,791
Engineering and development	4,179	7,902	14,497	19,906
General and administrative	18,557	23,212	50,914	63,031

Total operating expense	57,497	68,637	180,021	192,728

Income (loss) from operations	5,254	9,113	(1,330)	38,860

Other income (expense):
Other income	—	—	—	5,440
Interest income	83	107	255	316
Interest expense	(14,407)	(14,624)	(42,219)	(42,956)

Total other expense—net	(14,324)	(14,517)	(41,964)	(37,200)

Income (loss) before income taxes and equity earnings of unconsolidated entities	(9,070)	(5,404)	(43,294)	1,660
Income tax expense	289	5,397	4,776	9,082

Loss before equity earnings of unconsolidated entities	(9,359)	(10,801)	(48,070)	(7,422)
Equity (income) loss of unconsolidated entities, net of tax	84	4,550	(26)	9,116

Net loss	$(9,443)	$(15,351)	$(48,044)	$(16,538)

Net loss attributable to non-controlling interest	(1,545)	—	(7,413)	—

Net loss attributable to Endurance International Group Holdings, Inc.	$(7,898)	$(15,351)	$(40,631)	$(16,538)

Comprehensive loss:
Foreign currency translation adjustments	(243)	(836)	(195)	(1,358)

Total comprehensive loss	$(8,141)	$(16,187)	$(40,826)	$(17,896)

Basic and diluted net loss per share attributable to Endurance International Group Holdings, Inc. common stockholders	$(0.06)	$(0.12)	$(0.32)	$(0.13)

Weighted-average common shares used in computing net loss per share attributable to Endurance International Group Holdings, Inc.
Basic and diluted	127,475,305	131,398,446	127,053,560	131,195,109

See accompanying notes to consolidated financial statements.

Endurance International Group Holdings, Inc.

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2014	2015
Cash flows from operating activities:
Net loss	$(48,044)	$(16,538)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	22,553	24,649
Amortization of other intangible assets	75,788	67,191
Amortization of deferred financing costs	57	62
Amortization of net present value of deferred consideration	5	488
Stock-based compensation	11,362	20,272
Deferred tax expense	1,534	5,621
Gain on sale of assets	(291)	(155)
Gain from unconsolidated entities	—	(5,440)
(Income) loss of unconsolidated entities	(26)	9,116
Dividend from minority interest	167	—
Loss from change in deferred consideration	420	1,083
Changes in operating assets and liabilities:
Accounts receivable	(1,401)	(1,742)
Prepaid expenses and other current assets	(21,973)	(9,254)
Accounts payable and accrued expenses	2,444	9,257
Deferred revenue	61,932	29,204

Net cash provided by operating activities	104,527	133,814

Cash flows from investing activities:
Business acquired in purchase transaction, net of cash acquired	(76,098)	(73,212)
Cash paid for minority investment	(18,940)	(7,250)
Purchases of property and equipment	(18,015)	(23,267)
Proceeds from sale of property and equipment	86	93
Proceeds from note receivable	—	3,454
Proceeds from sale of assets	100	191
Purchases of intangible assets	(200)	(44)
Net withdrawals and (deposits) of principal balances in restricted cash accounts	73	(109)

Net cash used in investing activities	(112,994)	(100,144)

Cash flows from financing activities:
Repayment of term loan	(7,875)	(7,875)
Proceeds from borrowing of revolver	107,000	109,000
Repayment of revolver	(46,000)	(89,000)
Payment of financing costs	(12)	—
Payment of deferred consideration	(81,503)	(10,591)
Payment of redeemable non-controlling interest liability	(4,190)	(30,543)
Principal payments on capital lease obligations	(2,690)	(2,827)
Proceeds from exercise of stock options	12	1,147
Issuance costs of common stock	(731)	—

Net cash used in financing activities	(35,989)	(30,689)

Net effect of exchange rate on cash and cash equivalents	44	(1,198)

Net (decrease) increase in cash and cash equivalents	(44,412)	1,783
Cash and cash equivalents:
Beginning of period	66,815	32,379

End of period	$22,403	$34,162

Supplemental cash flow information:
Interest paid	$42,578	$42,449

	Nine Months Ended September 30,
	2014	2015
Income taxes paid	$1,497	$3,974
Supplemental disclosure of non-cash financing activities:
Shares issued in connection with the acquisition of Directi	$27,235	—
Assets acquired under capital lease	$11,704	—

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

On March 11, 2015, the Company closed a follow-on offering of its common stock, in which selling stockholders sold 12,000,000 shares of common stock at a public offering price of $19.00 per share. The underwriter also exercised its overallotment option to purchase an additional 1,800,000 shares of common stock from the selling stockholders. The Company did not receive any proceeds from the sale of shares by the selling stockholders. The Company incurred $0.7 million of offering expenses on behalf of the selling stockholders, which was included in general and administrative expense in the consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2015.

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

Unaudited Interim Financial Information

The accompanying interim consolidated balance sheet as of September 30, 2015, and the related statements of operations and comprehensive loss for the three and nine months ended September 30, 2014 and 2015, cash flows for the nine months ended September 30, 2014 and 2015, and the notes to consolidated financial statements are unaudited. These unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. The unaudited consolidated financial statements include, in the opinion of management, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of the Company’s financial position at September 30, 2015, results of operations for the three and nine months ended September 30, 2014 and 2015 and cash flows for the nine months ended September 30, 2014 and 2015. The consolidated results in the consolidated statements of operations and comprehensive loss are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2015.

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

Building	Thirty-five years
Software	Two to three years
Computers and office equipment	Three years
Furniture and fixtures	Five years
Leasehold improvements	Shorter of useful life or remaining term of the lease

Software Development Costs

The Company accounts for software development costs for internal use software under the provisions of ASC 350-40, “Internal-Use Software”. Accordingly, certain costs to develop internal-use computer software are capitalized, provided these costs are expected to be recoverable. The Company capitalized internal-use software development costs of $1.6 million and $3.9 million, during the three and nine months ended September 30, 2014, respectively, and $1.7 million and $4.5 million, during the three and nine months ended September 30, 2015, respectively.

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

The Company assesses fair value based on current market capitalization. As of December 31, 2014 and September 30, 2015, the fair value of the Company’s reporting unit exceeded the carrying value of the reporting unit’s net assets. Therefore, no impairment existed as of those dates.

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

The Company had goodwill of $1,105.0 million and $1,190.5 million as of December 31, 2014 and September 30, 2015, respectively, and no impairment charges have been recorded.

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

The Company evaluates long-lived intangible and tangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indicators of impairment are present and undiscounted future cash flows are less than the carrying amount, the fair value of the assets is determined and compared to the carrying value. If the fair value is less than the carrying value, then the carrying value of the asset is reduced to the estimated fair value and an impairment loss is charged to expense in the period the impairment is identified. No such impairment losses have been identified in the three and nine months ended September 30, 2014 and 2015.

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

Acquired In-Process Research and Development (IPR&D)

Acquired IPR&D represents the fair value assigned to research and development assets that the Company acquires that have not been completed at the date of acquisition. The acquired IPR&D is capitalized as an intangible asset and reviewed on a quarterly basis to determine future use. Any impairment loss of the acquired IPR&D is charged to expense in the period the impairment is identified. No such impairment losses have been identified in the three and nine months ended September 30, 2014 and 2015. Upon commercialization, the acquired fair value of the IPR&D will be amortized over its estimated useful life.

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

The Company sells domain name registrations that provide a subscriber with the exclusive use of a domain name. These domains are primarily obtained by one of the Company’s registrars on the subscriber’s behalf, or to a lesser extent by the Company from third-party registrars on the subscriber’s behalf. Domain registration fees are non-refundable.

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

The Company maintains a reserve for refunds and chargebacks related to revenue that has been recognized and is expected to be refunded. The Company had a refund and chargeback reserve of $0.6 million and $0.6 million as of December 31, 2014 and September 30, 2015, respectively. The portion of deferred revenue that is expected to be refunded at December 31, 2014 and September 30, 2015 was $2.2 million and $2.2 million, respectively. Based on refund history, a significant majority of refunds happen in the same fiscal month that the customer contract starts or renews. Approximately 75% of all refunds happen in the same fiscal month that the contract starts or renews, and approximately 90% of all refunds happen within 45 days of the contract start or renewal date.

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

ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is more likely than not to be realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. There were no unrecognized tax benefits in the three and nine months ended September 30, 2014 and 2015.

The Company records interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the three and nine months ended September 30, 2014 and 2015, the Company did not recognize any interest and penalties related to unrecognized tax benefits.

Stock-Based Compensation

The Company may issue restricted stock units and restricted stock awards and stock options which vest upon the satisfaction of a performance condition and/ or a service condition. The Company follows the provisions of ASC 718, Compensation—Stock Compensation, or ASC 718, which requires employee stock-based payments to be accounted for under the fair value method. Under this method, the Company is required to record compensation cost based on the estimated fair value for stock-based awards granted over the requisite service periods for the individual awards, which generally equals the vesting periods. The Company uses the straight-line amortization method for recognizing stock-based compensation expense. In addition, for stock-based awards where vesting is dependent upon achieving certain performance goals, the Company estimates the likelihood of achieving the performance goals against established performance targets.

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

The Company’s potentially dilutive shares of common stock are excluded from the diluted weighted-average number of shares of common stock outstanding as their inclusion in the computation would be anti-dilutive due to net losses. For the three and nine months ended September 30, 2014 and 2015, all non-vested shares granted prior to the Company’s initial public offering in October 2013 (the “IPO”), stock options, restricted stock awards and restricted stock units were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive as a result of the net losses for these periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
	(unaudited)
	(in thousands, except share amounts and per share data)
Net loss attributable to Endurance International Group Holdings, Inc.	$(7,898)	$(15,351)	$(40,631)	$(16,538)

Net loss per share attributable to Endurance International Group Holdings, Inc.:
Basic and diluted	$(0.06)	$(0.12)	$(0.32)	$(0.13)

Weighted-average common shares outstanding used in computing net loss per share attributable to Endurance International Group Holdings, Inc.
Basic and diluted	127,475,305	131,398,446	127,053,560	131,195,109

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

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This new guidance requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer needs to record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the provisional amounts, calculated as if the accounting had been completed as of the acquisition date. ASU 2015-16 is effective for annual reporting periods beginning after December 15, 2015. The Company does not believe ASU 2015-16 will have a material effect on its accounting processes, however the ASU will affect its disclosures as the Company will be required to disclose the adjustments made during the measurement period and their effect on the period’s earnings.

3. Acquisitions

The Company accounts for the acquisitions of businesses using the purchase method of accounting. The Company allocates the purchase price to the tangible and identifiable intangible assets and liabilities assumed based on their estimated fair values. Purchased identifiable intangible assets typically include subscriber relationships, trade names, domain names held for sale, developed technology and IPR&D. The methodologies used to determine the fair value assigned to subscriber relationships and domain names held for sale are typically based on the excess earnings method that considers the return received from the intangible asset and includes certain expenses and also considers an attrition rate based on the Company’s internal subscriber analysis and an estimate of the average life of the subscribers. The fair value assigned to trade names is typically based on the income approach using a relief from royalty methodology that assumes that the fair value of a trade name can be measured by estimating the cost of licensing and paying a royalty fee for the trade name that the owner of the trade name avoids. The fair value assigned to developed technology typically uses the cost approach. The fair value assigned to IPR&D is based on the cost approach. If applicable, the Company estimates the fair value of contingent consideration payments in determining the purchase price. The contingent consideration is then adjusted to fair value in subsequent periods as an increase or decrease in current earnings in general and administrative expense in the consolidated statements of operations and comprehensive loss.

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

The purchase price of $34.9 million has been allocated on a preliminary basis to intangible assets consisting of subscriber relationships and trade names of $10.7 million and $1.7 million, respectively, goodwill of $23.8 million, and prepaid expenses and other current assets of $1.2 million, offset by deferred revenue of $2.5 million. Goodwill related to the acquisition is deductible for tax purposes.

Ace Data Center and Ace Holdings

On September 21, 2015, the Company entered into a purchase agreement with Ace Data Centers, Inc. (“Ace DC”) to acquire substantially all of the assets of Ace DC and with Ace Holdings, LLC (“Ace Holdings”) and its owners to acquire all of the ownership interests in Ace Holdings (collectively, “Ace”). Ace DC is the manager of a data center that provides colocation, infrastructure and carrier-neutral connectivity services. This data center is the Company’s largest data center. Ace Holdings owns the real property, improvements and building at and on which the data center is located, including certain non-systems equipment and personal property. The Company expects this acquisition will provide cost efficiencies and increased control over its largest data center.

The aggregate purchase price was $73.3 million, of which $44.4 million was paid in cash at the closing. The Company is obligated to pay the remaining cash consideration of $31.5 million on the first anniversary of the acquisition, less amounts used to satisfy any obligation determined to be owed to the Company for any indemnity pursuant to the asset purchase agreement. The net present value of the remaining cash consideration is $28.9 million, which was the amount used to calculate the $73.3 million aggregate purchase price above. An aggregate amount of $0.1 million for the accretion of the present value of the remaining cash consideration is included in interest expense for both the three and nine months ended September 30, 2015, resulting in the net present value of the remaining cash consideration at September 30, 2015 of $29.0 million. Under the terms of the purchase agreement, within approximately 75 days of the closing date of the acquisition, the purchase consideration is subject to a working capital adjustment and a tax gross up adjustment.

The purchase price of $73.3 million has been allocated on a preliminary basis to property and equipment, including real property, of $12.5 million, goodwill of $61.0 million and prepaid expenses and other current assets of $0.3 million, offset by other liabilities of $0.5 million. The goodwill reflects the value of estimated cost efficiencies gained for the Company by owning its own data center. Goodwill related to the acquisition is deductible for tax purposes.

For the three and nine months ended September 30, 2015, $5.3 million and $6.5 million, respectively, of revenue attributable to 2015 acquisitions was included in the Company’s consolidated statement of operations and comprehensive loss.

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

For the intangible assets acquired in connection with all acquisitions completed during the nine months ended September 30, 2015, subscriber relationships have a weighted-useful life of 4.1 years and trade names have a weighted-useful life of 3.0 years.

Pro Forma Disclosure

The Company has omitted pro forma disclosures related to its acquisitions completed during 2015 as the pro forma effect of including the results of these acquisitions since the beginning of 2015 would not be materially different than the actual results reported.

Summary of Deferred Consideration Related to Acquisitions

Components of deferred consideration short-term and long-term as of December 31, 2014 and September 30, 2015, consisted of the following:

	December 31, 2014		September 30, 2015
	Short- term	Long- term	Short- term	Long- term
	(in thousands)
Mojoness, Inc. (Acquired in 2012)	$490	$1,370	$681	$698
Typepad Holdings LLC (Acquired in 2013)	—	2,800	—	2,800
Domain name business (Acquired in 2014)	9,027	—	—	—
Webzai Ltd. (Acquired 2014)	—	2,617	2,788	—
BuyDomains (Acquired in 2014)	—	3,935	4,192	—
Arvixe LLC (Acquired in 2014)	4,400	—	4,400	—
Verio (Acquired in 2015)	—	—	2,474	—
World Wide Web Hosting (Acquired in 2015)	—	—	4,600	—
Ace (Acquired in 2015)	—	—	29,002	—

Total	$13,917	$10,722	$48,137	$3,498

4. Property and Equipment and Capital Lease Obligations

Components of property and equipment consisted of the following:

	December 31, 2014	September 30, 2015
	(in thousands)
Land	$—	$713
Building	—	5,037
Software	22,550	26,635
Computers and office equipment	76,274	94,466
Furniture and fixtures	4,045	5,117
Leasehold improvements	7,015	7,391
Construction in process	2,378	6,375

Property and equipment—at cost	112,262	145,734
Less accumulated depreciation	(55,425)	(77,849)

Property and equipment—net	$56,837	$67,885

Depreciation expense related to property and equipment for the three months ended September 30, 2014 and 2015 was $8.0 million and $8.5 million, respectively. Depreciation expense related to property and equipment for the nine months ended September 30, 2014 and 2015 was $22.6 million and $24.6 million, respectively.

Property under capital lease with a cost basis of $11.7 million was included in software as of September 30, 2015. The net carrying value of property under capital lease as of September 30, 2015 was $4.9 million.

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

As of December 31, 2014, the Company’s financial assets or liabilities required to be measured on a recurring basis consist of the accrued earn-out consideration payable in connection with the 2012 acquisition of certain assets of Mojoness, Inc. or Mojo, and the 2014 acquisition of a domain name business. As of September 30, 2015, the Company’s financial assets or liabilities required to be measured on a recurring basis consist of the accrued earn-out consideration payable in connection with Mojo. The Company has classified its liabilities for contingent earn-out consideration related to these acquisitions within Level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which include probability weighted cash flows. During the nine months ended September 30, 2015, the Company paid $0.5 million related to the earn-out provisions for the Mojo acquisition and $10.1 million related to the earn-out provisions for the domain name business. The Company recorded a $1.1 million expense related to the change in fair value of the earn-out consideration related to the domain name business during the nine months ended September 30, 2015, which is included in general and administrative expense in the Company’s consolidated statement of operations and comprehensive loss. The earn-out consideration in the table below is included in total deferred consideration in the Company’s consolidated balance sheets.

Basis of Fair Value Measurements

	Balance	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Balance at December 31, 2014:
Financial liabilities:
Contingent earn-out consideration	$10,887	—	—	$10,887

Total financial liabilities	$10,887	—	—	$10,887

Balance at September 30, 2015:
Financial liabilities:
Contingent earn-out consideration	$1,379	—	—	$1,379

Total financial liabilities	$1,379	—	—	$1,379

The following table summarizes the changes in the financial liabilities measured on a recurring basis using Level 3 inputs as of September 30, 2015 (in thousands):

Financial liabilities measured using Level 3 inputs at January 1, 2015	$10,887
Payment of contingent earn-out related to 2012 Mojo acquisition	(488)
Payment of contingent earn-out related to 2014 domain name business acquisition	(10,104)
Change in fair value of contingent earn-out	1,084

Financial liabilities measured using Level 3 inputs at September 30, 2015	$1,379

6. Goodwill and Other Intangible Assets

The following table summarizes the changes in the Company’s goodwill balances from December 31, 2014 to September 30, 2015 (in thousands):

Goodwill balance at December 31, 2014	$1,105,023
Goodwill related to 2015 acquisitions	86,724
Foreign currency translation impact	(1,296)

Goodwill balance at September 30, 2015	$1,190,451

In accordance with ASC 350, the Company reviews goodwill and other indefinite-lived intangible assets for indicators of impairment on an annual basis and between tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount. The Company concluded there were no triggering events during the nine months ended September 30, 2015.

At September 30, 2015, other intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(in thousands)
Developed technology	$205,785	$74,916	$130,869	7 years
Subscriber relationships	387,214	242,602	144,612	5 years
Trade names	81,561	39,425	42,136	6 years
Intellectual property	29,564	5,665	23,899	13 years
Domain names available for sale	27,488	2,468	25,020	Indefinite
Leasehold interests	314	314	—	1 year
In-process research and development	1,503	—	1,503	—

Total September 30, 2015	$733,429	$365,390	$368,039

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

The Company’s amortization expense is included in cost of revenue in the aggregate amounts of $26.2 million and $23.8 million for the three months ended September 30, 2014 and 2015, respectively, and $75.8 million and $67.2 million for the nine months ended September 30, 2014 and 2015, respectively.

7. Investments

As of December 31, 2014 and September 30, 2015, the Company’s carrying value of investments in privately-held companies was $40.4 million and $32.2 million, respectively.

In January 2012, the Company made an initial investment of $0.3 million to acquire a 25% interest in BlueZone Labs, LLC (“BlueZone”), a provider of “do-it-yourself” tools and managed search engine optimization services.

The Company also has an agreement with BlueZone to purchase products and services. During the three months ended September 30, 2014 and 2015, the Company purchased $0.2 million and $0.2 million, respectively, of products and services from BlueZone, which is included in cost of revenue in the Company’s consolidated statements of operations and comprehensive loss. During the nine months ended September 30, 2014 and 2015, the Company purchased $0.7 million and $0.8 million, respectively, of products and services from BlueZone, which is included in cost of revenue in the Company’s consolidated statements of operations and comprehensive loss. As of September 30, 2014 and 2015, $0.1 million and $0.2 million, respectively, relating to our investment in BlueZone was included in accounts payable and accrued expense in the Company’s consolidated balance sheet.

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

On June 25, 2015, the Company acquired substantially all of the assets of WWWH. In connection with the asset purchase agreement dated June 25, 2015, the seller redeemed from the Company its 40% equity interest in exchange for a pro rata interest in the acquired assets, which had an estimated implied value of $11.9 million. The Company recognized a $5.4 million gain as a result of the redemption of its equity interest, which was recorded as other income for the nine months ended September 30, 2015 in the Company’s consolidated statements of operations and comprehensive loss. In addition, the Company received a $3.5 million repayment of total notes receivable that were due to the Company from the seller of WWWH prior to the acquisition. For more detail, see Note 3 to the consolidated financial statements.

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

The Company has a license agreement with WZ UK Ltd. to license certain technology to WZ UK Ltd. to enable it to use, develop, market, distribute, host and support website builder applications. Under the terms of the license agreement, the Company receives a royalty payment in the amount of 4.5% of all billings in the previous month, net of any refunds, chargebacks and any other credits applied. During the three and nine months ended September 30, 2015, the Company recognized $0.1 million and $0.2 million, respectively, of royalty revenue under the terms of the license agreement.

During the three and nine months ended September 30, 2015, the Company’s proportionate share of net loss from its investment in WZ UK Ltd. was $4.6 million and $8.7 million, respectively. On July 2, 2015, the Company and the majority investor made additional equity contributions to WZ UK Ltd. The Company’s share of the incremental investments was approximately $7.4 million.

The significance of the net loss of WZ UK Ltd., in comparison to the Company’s net loss requires the disclosure of summarized financial information from the statement of operations and comprehensive loss for WZ UK Ltd. The following table presents a summary of the statement of operations and comprehensive loss for WZ UK Ltd. for the three and nine months ended September 30, 2015:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
	(in thousands)
Revenue	$1,267	$1,744
Gross profit (loss)	$18	$254
Operating loss	$(9,418)	$(17,817)
Net loss	$(9,418)	$(17,817)

As of December 31, 2014 and September 30, 2015, WZ UK Ltd. had total assets of $5.6 million and $7.3 million, respectively, and total liabilities of $6.3 million and $3.9 million, respectively.

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

Investments in which the Company’s interest is less than 20% and which are not classified as available-for-sale securities are carried at the lower of cost or net realizable value unless it is determined that the Company exercises significant influence over the investee company, in which case the equity method of accounting is used. For those investments in which the Company’s voting interest is between 20% and 50%, the equity method of accounting is used. Under this method, the investment balance, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee company as they occur, limited to the extent of the Company’s investment in, advances to and commitments for the investee. These adjustments are reflected in equity (income) loss of unconsolidated entities, net of tax in the Company’s consolidated statement of operations and comprehensive loss. The Company recognized net income of $0.1 million and net loss of $4.5 million for the three months ended September 30, 2014 and 2015, respectively, and net income of $0.0 million and net loss of $9.1 million for the nine months ended September 30, 2014 and 2015, respectively, related to its investments.

From time to time, the Company may make new and follow-on investments and may receive distributions from investee companies.

As of December 31, 2014 the Company did not have an equity method investment in which the Company’s proportionate share of the investee’s net income or loss exceeded 10% of the Company’s consolidated assets or income from continuing operations. As of September 30, 2015, the Company’s proportionate share of the net losses of WZ UK Ltd. exceeded 10% of the Company’s income from continuing operations.

8. Notes Payable

At December 31, 2014 and September 30, 2015 notes payable consisted of a first lien term loan facility with a principal amount outstanding of $1,036.9 million and $1,029.0 million, respectively, which bore interest at a LIBOR-based rate of 5.00%. The current portion of the first lien term loan as of December 31, 2014 and September 30, 2015 was $10.5 million in both periods. In addition, as of September 30, 2015, notes payable included a bank revolver loan (“Revolver loan”) of $70.0 million, consisting of a loan of $64.0 million which bore interest at a LIBOR-based rate of 7.75% and a loan of $6.0 million which bore interest at an alternate base rate of 8.50%. The amounts outstanding under the Revolver loan as of December 31, 2014 and September 30, 2015 of $50.0 million and $70.0 million, respectively, were classified as current notes payable on the consolidated balance sheets.

In November 2013, following the IPO, the Company repaid in full its November 2012 second lien term loan facility of $315.0 million and increased the first lien term loan facility (“November 2013 First Lien”) by $166.2 million to $1,050.0 million. The Company also increased its Revolver loan capacity by $40.0 million to $125.0 million, none of which was drawn down at the time of the increase. The mandatory repayment of principal on the November 2013 First Lien was increased to approximately $2.6 million at the end of each quarter. During the nine months ended September 30, 2014 and 2015, the Company made aggregate mandatory repayments on the November 2013 First Lien of $7.9 million in each period. In the nine months ended September 30, 2015, the Company had drawn down an aggregate amount of $109.0 million on its Revolver loan, and repaid an aggregate amount of $89.0 million of the amount drawn down, resulting in $70.0 million outstanding under the Revolver loan at September 30, 2015. The maturity dates of the November 2013 First Lien and Revolver loan are November 9, 2019 and December 22, 2016, respectively.

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

Interest

The Company recorded $14.4 million and $14.6 million in interest expense for the three months ended September 30, 2014 and 2015, respectively and $42.2 million and $43.0 million, respectively, for the nine months ended September 30, 2014 and 2015, respectively.

The following table provides a summary of interest rates and interest expense for the three and nine months ended September 30, 2014 and 2015:

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2015
	(dollars in thousands)
Interest rate—LIBOR	5.00%-7.75%	5.00%-7.75%	5.00%-7.75%	5.00%-7.75%
Interest rate—reference	8.50%	8.50%	8.50%	8.50%
Non-refundable fee—unused facility	0.50%	0.50%	0.50%	0.50%
Interest expense and service fees	$14,199	$14,252	$41,506	$41,931
Amortization of deferred financing fees	$19	$21	$57	$62
Amortization of net present value of deferred consideration	$—	$207	$5	$488
Interest expense for capital lease obligations	$120	$74	$394	$258
Interest expense for deferred consideration promissory note	$69	$70	$209	$210
Other interest expense	$—	$—	$48	$7

Total interest expense	$14,407	$14,624	$42,219	$42,956

Debt Covenants

The November 2013 First Lien requires that the Company maintain one financial covenant, based on EBITDA coverage.

There are also restrictions on the payment of dividends, as well as reporting requirements. Additionally, the November 2013 First Lien term loan facility contains certain negative covenants and defines certain events of default, including a change of control and non-payment of principal and interest, among others, which could result in amounts becoming payable prior to their maturity dates. The Company was in compliance with all covenants at September 30, 2015.

Substantially all of the Company’s assets are pledged as collateral for the outstanding loan commitments with the exception of certain excluded equity interests and certain restricted cash balances and bank deposits permitted under the terms of the November 2013 First Lien.

9. Stockholders’ Equity

Preferred Stock

The Company has 5,000,000 shares of authorized preferred stock, par value $0.0001. There are no preferred shares issued or outstanding as of December 31, 2014 and September 30, 2015.

Common Stock

The Company has 500,000,000 shares of authorized common stock, par value $0.0001.

Voting Rights

All holders of common stock are entitled to one vote per share.

The following table presents the changes in total stockholders’ equity:

Total Stockholders’ Equity
(in thousands)
Balance, December 31, 2014	$174,496
Stock-based compensation	20,272
Stock option exercises	1,147
Foreign currency translation adjustment	(1,358)
Net loss	(16,538)

Balance, September 30, 2015	$178,019

10. Stock-Based Compensation

The following table presents total stock-based compensation expense recorded in the consolidated statement of operations and comprehensive loss for all 2012 restricted stock awards and units issued prior to the IPO and all awards granted under the Company’s 2013 Stock Incentive Plan (the “2013 Plan”) in connection with or subsequent to the IPO:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
	(in thousands)
Cost of revenue	$135	$601	$381	$1,360
Sales and marketing	373	1,107	1,126	2,342
Engineering and development	218	627	591	1,331
General and administrative	3,463	7,427	9,264	15,239

Total stock-based compensation expense	$4,189	$9,762	$11,362	$20,272

2012 Restricted Stock Awards

The following table provides a summary of the 2012 restricted stock awards activity for the nine months ended September 30, 2015 for restricted stock awards that were granted prior to the IPO:

2012 Restricted Stock Awards
Non-vested at December 31, 2014	759,122
Vested	(475,935)
Canceled	(20,428)

Non-vested at September 30, 2015	262,759

The following table provides a summary of the activity for the nine months ended September 30, 2015 for the restricted stock units that were granted in connection with the IPO and the non-vested balance as of September 30, 2015:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2014	155,094	$12.00
Vested and unissued	(99,702)	$12.00

Non-vested at September 30, 2015	55,392	$12.00

2013 Stock Incentive Plan

The following table provides a summary of the Company’s stock options as of September 30, 2015 and the stock option activity for all stock options granted under the 2013 Plan during the nine months ended September 30, 2015:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value(3) (in thousands)
Outstanding at December 31, 2014	5,407,959	$12.07
Granted	2,340,469	$18.00
Exercised	(95,490)	$12.00
Forfeited/ canceled	(153,534)	$13.63

Outstanding at September 30, 2015	7,499,404	$13.89	8.6	$6,923

Exercisable at September 30, 2015	2,449,625	$12.01	8.1	$3,319
Expected to vest after September 30, 2015 (1)	4,956,756	$14.76	8.6	$3,585
Exercisable as of September 30, 2015 and expected to vest thereafter (2)	7,406,381	$13.85	8.4	$6,904

(1)	This represents the number of unvested options outstanding as of September 30, 2015 that are expected to vest in the future, which have been reduced using an estimated forfeiture rate.
(2)	This represents the number of vested options as of September 30, 2015 plus the number of unvested options outstanding as of September 30, 2015 that are expected to vest in the future, which have been reduced using an estimated forfeiture rate.
(3)	The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock on September 30, 2015 of $13.36 per share, or the date of exercise, as appropriate, and the exercise price of the underlying options.

Unless otherwise determined by the Company’s board of directors, restricted stock awards granted under the 2013 Plan generally vest annually over a four-year period. Performance-based restricted stock awards are earned based on the achievement of performance criteria established by the Company’s Compensation Committee and Board of Directors. The performance criteria are weighted and have threshold, target and maximum performance goals. The following table provides a summary of the Company’s restricted stock award activity for the 2013 Plan during the nine months ended September 30, 2015:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2014	695,312	$12.40
Granted	4,571,158	$15.56
Vested	(18,419)	$13.83
Canceled	(58,445)	$13.56

Non-vested at September 30, 2015	5,189,606	$15.16

The performance-based award granted to the Company’s chief executive officer in the nine months ended September 30, 2015 provides an opportunity for the participant to earn a fully vested right to up to 3,693,754 shares of the Company’s common stock (collectively, the “Award Shares”) over a three year period beginning July 1, 2015 and ending on June 30, 2018 (the “Performance Period”). Award shares may be earned based on the Company achieving pre-established, threshold, target and maximum performance metrics.

Award Shares may be earned during each calendar quarter during the Performance Period (each, a “Performance Quarter”) if the Company achieves a threshold, target or maximum level of the performance metric for the Performance Quarter. If the performance metric is less than the threshold level for a Performance Quarter, no Award Shares will be earned during the Performance Quarter. Award Shares that were not earned during a Performance Quarter may be earned later during the then current twelve month period from July 1st to June 30th during the Performance Period (each, a “Performance Year”) at a threshold, target or maximum level of the performance metric for the Performance Year. No Award Shares were earned for the Performance Quarter ending September 30, 2015 because the threshold level for the performance metric was not met.

This performance-based award is evaluated quarterly to determine the probability of its vesting and determine the amount of stock-based compensation to be recognized. During the three and nine months ended September 30, 2015 the Company recognized $2.9 million of stock-based compensation expense related to the performance-based award.

Unless otherwise determined by the Company’s board of directors, restricted stock units granted under the 2013 Plan generally vest monthly over a four-year period. The following table provides a summary of the Company’s restricted stock unit activity for the 2013 Plan during the nine months ended September 30, 2015:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2014	341,161	$12.00
Vested and unissued	(90,297)	$12.00

Non-vested at September 30, 2015	250,864	$12.00

During the three months ended September 30, 2015, in connection with restructuring activities, the Company modified certain stock awards held by four members of management to accelerate the vesting of those awards in connection with the termination of the employment of these individuals. As a result of these modifications, the Company recognized incremental stock-based compensation during the three months ended September 30, 2015.

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

On January 13, 2015, the Company entered into an agreement to acquire the remaining interests owned by the NCI shareholders for $30.5 million, which was originally payable in three equal installments on January 13, 2015, June 15, 2015 and September 15, 2015. During the nine months ended September 30, 2015, the Company entered into amendments to change the dates of the second installment from June 15, 2015 to April 10, 2015 and the date of the third installment from September 15, 2015 to July 2, 2015. The Company will continue to consolidate JDI Backup Ltd. for financial reporting purposes, however, because the Company now owns 100% of JDI Backup Ltd., commencing on January 13, 2015, the Company no longer records a non-controlling interest in the consolidated statement of operations and comprehensive loss.

12. Income Taxes

The Company files federal and various state income tax returns in the United States. The Company also files in several foreign jurisdictions. In the normal course of business, the Company is subject to examination by tax authorities throughout the world. Since the Company is in a loss carry-forward position, the Company is generally subject to U.S. federal and state income tax examinations by tax authorities for all years for which a loss carry-forward is available. The Company is currently subject to tax examinations in Brazil, India and Singapore for 2014, the United Kingdom from 2010 through 2014 and Israel from 2012 through 2014.

The Company recognizes, in its consolidated financial statements, the effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The Company has no unrecognized tax positions at December 31, 2014 and September 30, 2015 that would affect its effective tax rate. The Company does not expect a significant change in the liability for unrecognized tax benefits in the next 12 months.

The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realization of deferred tax assets requires significant management judgment. In determining whether its deferred tax assets are more likely than not realizable, the Company evaluated all available positive and negative evidence, and weighted the evidence based on its objectivity. Evidence the Company considered included:

•	Net operating losses (“NOLs”) incurred from the Company’s inception to September 30, 2015;

•	Expiration of various federal and state tax attributes;

•	Reversals of existing temporary differences;

•	Composition and cumulative amounts of existing temporary differences; and

•	Forecasted profit before tax.

As of September 30, 2015, the Company is in a cumulative pre-tax book loss position for the past three years. The Company has generated significant NOLs since inception, and as such, it has no U.S. carryback capacity. The Company has a history of expiring state NOLs. The Company scheduled out the future reversals of existing deferred tax assets and liabilities and concluded that these reversals did not generate sufficient future taxable income to offset the existing net operating losses. After consideration of the available evidence, both positive and negative, the Company has recorded a valuation allowance of $69.3 million as of December 31, 2014. The provision for income taxes results from a combination of the activities of the Company’s domestic and foreign subsidiaries.

For the three months ended September 30, 2014 and 2015, the Company recognized tax expense of $0.3 million and $5.4 million, respectively, in the consolidated statements of operations and comprehensive loss. The income tax expense for the three months ended September 30, 2015 is primarily attributable to federal and state current income taxes of $1.1 million, foreign current tax expense of $0.7 million, federal and state deferred tax expense of $3.0 million related to increases in deferred liabilities and a $0.6 million expense to increase in the valuation allowance.

For the nine months ended September 30, 2014 and 2015, the Company recognized tax expense of $4.8 million and $9.1 million, respectively, in the consolidated statements of operations and comprehensive loss. The income tax expense for the nine months ended September 30, 2015 is primarily attributable to a provision for federal and state current income taxes of $2.1 million, foreign current tax expense of $1.4 million, federal and state deferred tax expense of $5.2 million, foreign deferred tax expense of $0.1 million related to increases in deferred liabilities, and attributable to a $0.3 million increase in the valuation allowance.

The provision for income taxes shown on the consolidated statements of operations and comprehensive loss differs from amounts that would result from applying the statutory tax rates to income before taxes primarily because of state income taxes and certain permanent expenses that were not deductible, as well as the application of valuation allowances against U.S. and foreign assets.

As of December 31, 2014, the Company had NOL carry-forwards available to offset future U.S. federal taxable income of approximately $158.9 million and future state taxable income by approximately $158.5 million. These NOL carry-forwards expire on various dates through 2033. The Company has $0.4 million of U.S. capital loss carry-forwards which will expire in 2018. Approximately $0.8 million of the U.S. federal NOL carry-forward and $0.2 million of the state NOL carry-forwards are from excess stock-based compensation, for which the benefit will be recorded to additional paid-in capital when recognized. As of December 31, 2014, the Company had NOL carry-forwards in foreign jurisdictions available to offset future foreign taxable income by approximately $37.2 million. The Company has loss carry-forwards in India totaling $2.7 million that expire in 2021. The Company also has loss carry-forwards in the United Kingdom of $34.3 million which carry-on indefinitely.

Utilization of the NOL carry-forwards may be subject to an annual limitation due to the ownership percentage change limitations under Section 382 of the Internal Revenue Code (“Section 382 limitation”). Ownership changes can limit the amount of net operating loss and other tax attributes that a company can use each year to offset future taxable income and taxes payable. In connection with a change in control in 2011 the Company was subject to Section 382 limitations of $77.1 million against the balance of NOL carry-forwards generated prior to the change in control. Through December 31, 2014 the Company accumulated the unused amount of Section 382 limitations in excess of the amount of NOL carry-forwards that were originally subject to limitation. Therefore these unused NOL carry-forwards are available for future use to offset taxable income. The Company has completed an analysis of changes in its ownership from 2011, through the IPO, to December 31, 2013. The Company concluded that there was not a Section 382 ownership change during this period and therefore any NOLs generated through December 31, 2013, are not subject to any new Section 382 limitations on NOL carry-forwards. On November 20, 2014, the Company completed a follow-on offering pursuant to which the Company sold an aggregate of 3,000,000 shares of common stock and the selling stockholders sold an aggregate of 11,950,000 shares of common stock. The Company did not receive any proceeds from the sale of shares by the selling stockholders. On March 6, 2015, the Company completed a follow-on offering pursuant to which the selling stockholders sold an aggregate of 13,800,000 shares of common stock. The Company did not receive any proceeds from the sale of shares by the selling stockholders. The Company has performed an analysis of the impact of this offering and determined that no Section 382 change in ownership has occurred. As a result, all unused NOL carry-forwards at December 31, 2014 are available to offset taxable income.

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

During the year ended December 31, 2014, the Company implemented plans to further integrate and consolidate its data center, support and engineering operations, resulting in severance and facility exit costs. The severance charges were associated with eliminating approximately 90 positions across primarily support, engineering operations and sales and marketing. The Company incurred severance costs of $2.3 million in the year ended December 31, 2014 related to these restructuring activities. The employee-related charges associated with these restructurings were completed during the year ended December 31, 2014. As of September 30, 2015, the Company did not have any remaining accrued employee-severance related to these severance costs.

The Company had incurred facility costs associated with closing offices in Redwood City, California and Englewood, Colorado. At the time of closing these offices, the Company had remaining lease obligations of approximately $3.0 million for these vacated facilities through March 31, 2018. The Company recorded a facilities charge for these future lease payments, less expected sublease income, of $2.1 million during the year ended December 31, 2014.

The following table provides a summary of the activity for the nine months ended September 30, 2015 related to the Company’s facilities exit costs accrual:

Facilities
(in thousands)
Balance at December 31, 2014	$1,855
Cash paid	(632)

Balance at September 30, 2015	$1,223

During the three months ended September 30, 2015, the Company implemented plans to enhance operational efficiencies across the business, resulting in severance costs (the “2015 Restructuring Plan”). The severance charges were associated with eliminating approximately 67 positions across the business. The Company incurred severance costs of $1.2 million during the three months ended September 30, 2015 related to these restructuring activities. The Company expects employee-related charges associated with these restructurings to be completed during the year ended December 31, 2015. The Company has paid $0.2 million of severance costs during the three months ended September 30, 2015 and accrued a severance liability of $1.0 million as of September 30, 2015.

The following table provides a summary of the activity for the nine months ended September 30, 2015 related to the Company’s 2015 Restructuring Plan severance accrual:

2015 Plan Employee Severance
(in thousands)
Balance at December 31, 2014	$—
Severance charges	1,194
Cash paid	(195)

Balance at September 30, 2015	$999

The following table presents severance charges recorded in the consolidated statement of operations and comprehensive loss for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
	(in thousands)
Cost of revenue	$217	$380	$507	$380
Sales and marketing	153	288	268	288
Engineering and development	82	411	905	411
General and administrative	74	115	93	115

Total severance charges	$526	$1,194	$1,773	$1,194

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

15. Related Party Transactions

The Company has various agreements in place with related parties. Below are details of related party transactions that occurred during the three and nine months ended September 30, 2014 and 2015.

Tregaron:

The Company has contracts with Tregaron India Holdings, LLC and its affiliates, including Diya Systems (Mangalore) Private Limited, Glowtouch Technologies Pvt. Ltd. and Touchweb Designs, LLC, (collectively, “Tregaron”), for outsourced services, including email- and chat-based customer and technical support, network monitoring, engineering and development support and web design and web building services. These entities are owned directly or indirectly by family members of the Company’s chief executive officer, who is also a director and stockholder of the Company.

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

In addition, the Company has revised amounts reported in the related party disclosures for the quarterly periods during 2014. The full year amounts for Tregaron for 2014 were correctly reported. The following table includes the revised amounts of related party transactions recorded in the consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2014 relating to services provided by Tregaron and its affiliates under these agreements:

	Three Months Ended September 30,			Nine Months Ended September 30,
	As Reported 2014	As Revised 2014	2015	As Reported 2014	As Revised 2014	2015
	(in thousands)
Cost of revenue	$2,300	$1,900	$2,500	$4,700	$5,300	$7,500
Sales and marketing	200	200	300	400	400	600
Engineering and development	800	500	100	1,300	1,300	800
General and administrative	500	100	100	600	700	300

Total related party transaction expense	$3,800	$2,700	$3,000	$7,000	$7,700	$9,200

The amounts reflected in the consolidated statement of operations and comprehensive loss, consolidated balance sheet and consolidated statement of cash flows for the Tregaron services for all periods during 2013 and 2014 were correctly reflected and do not require revision.

As of December 31, 2014, approximately $1.4 million was included in accounts payable and accrued expense relating to services provided by Tregaron. As of September 30, 2014 and 2015, approximately $1.0 million and $1.8 million, respectively, was included in accounts payable and accrued expense relating to services provided by Tregaron.

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

During 2013 the Company expanded the services provided by IBS under the agreements across all of its entities. The Company inadvertently excluded the expenses related to the expanded relationship with IBS from related party disclosures for 2013 and 2014. For the year ended December 31, 2013, the Company previously reported cost of services related to the IBS services of $3.0 million, which will be revised to $3.9 million in providing prior period comparative amounts in the footnote to the consolidated financial statements for the year ended December 31, 2015.

In addition, the Company has revised amounts reported in certain quarterly periods and the annual period during 2014. The following table includes the revised amounts of related party transactions recorded in the consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2014 relating to services provided by IBS under these agreements:

	Three Months Ended September 30,			Nine Months Ended September 30,
	As Reported 2014	As Revised 2014	2015	As Reported 2014	As Revised 2014	2015
	(in thousands)
Revenue	$—	$(100)	$(400)	$—	$(300)	$(800)
Revenue (contra)	—	—	1,700	—	—	5,200

Total related party transaction impact to revenue	$—	$(100)	$1,300	$—	$(300)	$4,400

Cost of revenue	1,400	1,400	200	3,400	4,100	500

Total related party transaction expense, net	$1,400	$1,300	$1,500	$3,400	$3,800	$4,900

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

As of December 31, 2014, approximately $0.9 million was included in accounts payable and accrued expense relating to the Company’s agreements with IBS. As of September 30, 2014 and 2015, approximately $0.9 million and $1.1 million, respectively, was included in accounts payable and accrued expense relating to the Company’s agreements with IBS.

As of December 31, 2014, approximately $0.1 million was included in accounts receivable relating to the Company’s agreements with IBS. As of September 30, 2014 and 2015, approximately $0.1 million and $0.3 million, respectively, was included in accounts receivable relating to the Company’s agreements with IBS.

16. Subsequent Events

On October 30, 2015, Holdings entered into a definitive agreement pursuant to which it has agreed to acquire Constant Contact, Inc. (“Constant Contact”), a leading online marketing platform focused on helping small and medium-sized businesses (“SMBs”) and non-profits grow their enterprises through a suite of products such as email marketing, campaigns, event management and contact management. Pursuant to the agreement, Holdings has agreed to acquire all of Constant Contact’s outstanding shares of common stock, excluding treasury shares or any shares for which appraisal rights have been properly exercised, for $32.00 per share in cash, for a total enterprise value of approximately $1.1 billion.

The closing of the acquisition of Constant Contact is subject to approval of the acquisition by Constant Contact’s stockholders, expiration or early termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and other customary closing conditions.

The agreement to acquire Constant Contact contains certain termination rights for both Holdings and Constant Contact (including if the acquisition is not consummated by March 31, 2016) and further provides that, in connection with termination of the merger agreement under specified circumstances, (1) Holdings may be required to pay to Constant Contact a termination fee of $72.0 million if (a) all the conditions to Holdings’ obligation to close have been satisfied and Constant Contact stands ready, willing, and able to consummate the transaction, but Holdings does not consummate the transaction or (b) Holdings otherwise materially breaches or fails to perform any of its covenants or other agreements or if any of its representations or warranties are not true or correct, in each case, in a way that would give rise to a closing condition not being satisfied, and (2) Constant Contact may be required to pay to Holdings a termination fee of $36.0 million under specified circumstances, including, but not limited to, a change in the Constant Contact board’s recommendation of the acquisition of Constant Contact to the Constant Contact stockholders or in connection with Constant Contact’s termination of the merger agreement to enter into a written definitive agreement for an alternative “superior proposal” (as defined in the merger agreement) from a third party.

In connection with the agreement to acquire Constant Contact, EIG Investors has also obtained $1.085 billion in financing commitments pursuant to a commitment letter, dated as of October 30, 2015, among Holdings, EIG Investors, Credit Suisse AG and an affiliate thereof and an affiliate of Goldman, Sachs & Co. (the “Debt Financing”). These commitments, in addition to existing cash balances and borrowings under the Company’s existing credit facilities, are sufficient to finance the acquisition of Constant Contact and to refinance EIG Investors’ existing revolving credit facility. The funding of the Debt Financing is contingent on the satisfaction of certain customary conditions set forth in the commitment letter and certain conditions under our existing credit facility. The acquisition of Constant Contact is not conditioned on the Holdings obtaining the proceeds of any financing, including the Debt Financing.

The transaction is expected to be completed in early 2016. However, no assurance can be given that the transaction will be completed.

On November 2, 2015, the Company acquired substantially all of the assets of Ecommerce, LLC, a web presence provider to small and medium-sized businesses. Total consideration for this acquisition was $28.0 million, of which $23.8 million was paid at closing. The Company is obligated to pay the remaining cash consideration of $4.2 million on the first anniversary of the acquisition, less any amounts used to satisfy any obligation determined to be owed to the Company pursuant to any indemnity pursuant to the asset purchase agreement.

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

Overview

We are a leading provider of cloud-based platform solutions designed to help small and medium-sized businesses, or SMBs, succeed online. Leveraging our proprietary technology platform, we serve approximately 4.5 million subscribers globally with a comprehensive and integrated suite of over 150 products and services that help SMBs get online, get found and grow their businesses. The products and services available on our platform include domains, website builders, web hosting, email, security, storage, site backup, search engine optimization, or SEO, and search engine marketing, or SEM, social media services, website analytics, mobile device tools and productivity and e-commerce solutions.

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

Recent Developments

On October 30, 2015, we entered into a definitive agreement pursuant to which we agreed to acquire all of Constant Contact’s outstanding shares of common stock, excluding treasury shares or any shares for which appraisal rights have been properly exercised, for $32.00 per share in cash, for a total enterprise value of approximately $1.1 billion. The acquisition of Constant Contact will combine two leaders in small business online products and services, creating a full suite of online marketing tools and end-to-end solutions for our customers.

The closing of the acquisition of Constant Contact is subject to approval of the acquisition by Constant Contact’s stockholders, expiration or early termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or the HSR Act, and other customary closing conditions.

The agreement to acquire Constant Contact contains certain termination rights for both us and Constant Contact (including if the acquisition is not consummated by March 31, 2016) and further provides that, in connection with termination of the merger agreement under specified circumstances, (1) we may be required to pay to Constant Contact a termination fee of $72.0 million if (a) all the conditions to our obligation to close have been satisfied and Constant Contact stands ready, willing and able to consummate the transaction, but we do not consummate the transaction or (b) if we breach or fail to perform any of our covenants or other agreements in a material way or if any of our representations or warranties are not true and correct, in each case, in a way that would give rise to a closing condition not being satisfied, and (2) Constant Contact may be required to pay to us a termination fee of $36.0 million under specified circumstances, including, but not limited to, a change in the Constant Contact board’s recommendation of the acquisition of Constant Contact to the Constant Contact stockholders or in connection with Constant Contact’s termination of the merger agreement to enter into a written definitive agreement for a “superior proposal” (as defined in the merger agreement) from a third party.

In connection with the agreement to acquire Constant Contact, we have also obtained $1.085 billion in financing commitments pursuant to a commitment letter, dated as of October 30, 2015, among Holdings, EIG Investors, Credit Suisse AG and an affiliate thereof and an affiliate of Goldman, Sachs & Co., or the Debt Financing. These commitments, in addition to existing cash balances and borrowings under our existing credit facilities, are sufficient to finance the acquisition of Constant Contact and to refinance our existing revolving credit facility. The funding of the Debt Financing is contingent on the satisfaction of certain customary conditions set forth in the commitment letter and certain conditions under our existing credit facility. The acquisition of Constant Contact is not conditioned on our obtaining the proceeds of any financing, including the Debt Financing.

The transaction is expected to be completed in early 2016. However, no assurance can be given that the transaction will be completed.

In connection with the pending transaction, we have incurred and currently expect to continue to incur, fees for professional services and other expenses in the fourth quarter of 2015, with additional transaction-related fees and expenses anticipated to be incurred prior to the expected closing in 2016.

For additional information regarding the pending transaction and the Debt Financing, please see the full text of the merger agreement, a copy of which is filed as exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on November 2, 2015 and the section entitled “Risks Relating to Our Pending Acquisition of Constant Contact” contained in “Risk Factors” in Item 1A of this Quarterly Report on Form 10-Q.

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

The following table summarizes these non-GAAP financial measures and key metrics for the periods presented (all data in thousands, except average revenue per subscriber and monthly recurring revenue retention rate):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2015		2014		2015
Financial and other metrics:
Total subscribers	3,841		4,482		3,841		4,482
Average subscribers for the period	3,794		4,438		3,693		4,275
Average revenue per subscriber	$14.49		$14.29		$14.35		$14.36
Monthly recurring revenue retention rate		*		*		*		*
Adjusted EBITDA	$58,042		$66,558		$173,665		$195,679

*	See disclosure below.

We are not reporting monthly recurring revenue, or MRR, retention rate figures in this Quarterly Report on Form 10-Q because we recently identified errors in our business intelligence system that impacted MRR as well as two of our other previously reported performance metrics, the number of products per subscriber and the number of subscribers paying us $500 or more per year. We are in the process of recalculating and verifying revised numbers for these metrics using an upgraded version of the business intelligence system that we believe has corrected these errors. Based on the work we have done to date, we believe that our previously reported MRR figures will remain at 99% for at least the last four quarters, which is as far back as we have completed our preliminary assessment, and that our revised figures for both the number of subscribers paying us $500 or more per year and the number of products per subscriber will be lower than our previously reported figures for those metrics. These are preliminary conclusions and are subject to change based on the final results of our recalculation and verification process. These errors only affect these three performance metrics and do not impact our GAAP financial results, our adjusted EBITDA, free cash flow or unlevered free cash flow metrics, ARPS, or total subscriber figures. We intend to provide updated information for MRR and these other performance metrics once it is available.

Total Subscribers

We define total subscribers as those that, as of the end of a period, are identified as subscribing directly to our products on a paid basis, excluding accounts that access our solutions via resellers or that purchase only domain names from us.

Historically, in calculating total subscribers, we included the number of end-of-period subscribers we added through business acquisitions as if those subscribers had subscribed with us since the beginning of the period presented. Since the first quarter of 2014, we have included subscribers we added through business acquisitions from the closing date of the relevant acquisition. Additionally, in the fourth quarter of 2014, we modified our definition of total subscribers to better reflect our expanding product mix by including paid subscribers to all of our subscription-based products, rather than limiting the definition to paid subscribers to our hosted web presence solutions. Subscribers of more than one brand are counted as separate subscribers. Total subscribers for a period reflects adjustments to add or subtract subscribers as we integrate acquisitions and/or are otherwise able to identify subscribers that meet the definition of total subscribers. Approximately 9% of the increase in total subscribers in the third quarter of 2015 consists of these adjustments.

Our total subscriber base increased from 3.8 million as of September 30, 2014 to approximately 4.5 million as of September 30, 2015. This increase in subscribers was driven primarily by word-of-mouth referrals, our referral and reseller network, on-boarding subscribers from fourth quarter 2014 and 2015 acquisitions and the inclusion, commencing with the fourth quarter of 2014, of subscribers to all of our subscription-based products (other than accounts that access our solutions via resellers or that purchase only domain names from us) rather than just subscribers to our web hosting solutions.

Average Revenue per Subscriber

Average revenue per subscriber, or ARPS, is a non-GAAP financial measure that we calculate as the amount of revenue we recognize in a period, including marketing development funds and other revenue not received from subscribers, divided by the average of the number of total subscribers at the beginning of the period and at the end of the period, which we refer to as average subscribers for the period. Historically, we adjusted the amount of revenue to include the revenue generated from subscribers we added through business acquisitions as if those acquired subscribers had been our subscribers since the beginning of the period presented. Since the first quarter of 2014, we have included the revenue we add through business acquisitions from the date of the relevant acquisition. We believe ARPS is an indicator of our ability to optimize our mix of products and services and pricing and sell products and services to new and existing subscribers. As we on-board new subscribers, we typically on-board them at introductory prices, which negatively impacts ARPS. Furthermore, ARPS can be impacted by our acquisitions since the acquired subscribers may have higher or lower than average ARPS.

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

ARPS decreased from $14.49 for the three months ended September 30, 2014 to $14.29 for the three months ended September 30, 2015. ARPS may be impacted by such factors as introductory pricing on new subscribers, our ability to migrate and increase product attach rates for subscribers acquired through mergers and acquisitions and our ability to upsell existing subscribers.

For the nine months ended September 30, 2014 and 2015, ARPS increased from $14.35 for the nine months ended September 30, 2014 to $14.36 for the nine months ended September 30, 2015. We expect to see modest downward pressure on ARPS in the near term as we focus on onboarding new subscribers.

The following table reflects the reconciliation of ARPS to revenue calculated in accordance with GAAP (all data in thousands, except ARPS data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Revenue	$160,167	$188,523	$457,909	$548,272
Purchase accounting adjustment	4,763	1,773	18,830	4,024

Adjusted revenue	$164,930	$190,296	$476,739	$552,296

Total subscribers	3,841	4,482	3,841	4,482
Average subscribers for the period	3,794	4,438	3,693	4,275
ARPS	$14.49	$14.29	$14.35	$14.36

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

For the reasons described above under “Key Metrics”, we are not reporting our MRR retention rate at this time.

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

Adjusted EBITDA increased from $58.0 million for the three months ended September 30, 2014 to $66.6 million for the three months ended September 30, 2015 and increased from $173.7 million for the nine months ended September 30, 2014 to $195.7 million for the nine months ended September 30, 2015. These increases in adjusted EBITDA were primarily a result of our revenue growth and a reduction in marketing expenses as we reduced marketing spend for certain products, including cloud storage products, as our subscriber base became more familiar with these products. The impact of these factors was partially offset by increased investment in our data center and subscriber support infrastructure and increases in engineering and development expense and general and administrative expense.

The following table reflects the reconciliation of adjusted EBITDA to net loss calculated in accordance with GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
	(in thousands)
Net loss	$(9,443)	$(15,351)	$(48,044)	$(16,538)
Stock-based compensation	4,189	9,762	11,362	20,272
Gain on sale of assets	(365)	(191)	(291)	(155)
Loss (gain) of unconsolidated entities (1)	84	4,550	(26)	3,676
Amortization of other intangible assets	26,247	23,758	75,788	67,191
Amortization of deferred financing costs	19	21	57	62
Changes in deferred revenue (2)	12,015	6,640	61,932	29,204
Impact of reduced fair value of deferred domain registration costs	(4,255)	(442)	(16,592)	(1,645)
Transaction expenses and charges	1,786	1,461	3,906	4,602
Integration and restructuring expenses	5,166	7,770	16,337	11,513
Legal advisory expenses (3)	—	133	—	1,188
Depreciation	8,005	8,554	22,553	24,649
Income tax expense	289	5,397	4,776	9,082
Interest expense, net (excluding impact of amortization of deferred financing costs)	14,305	14,496	41,907	42,578

Adjusted EBITDA	$58,042	$66,558	$173,665	$195,679

(1)	The loss of unconsolidated entities is reported on a net basis for the nine months ended September 30, 2015. The nine months ended September 30, 2015 includes our proportionate share of net losses from unconsolidated entities of $9.1 million, partially offset by the $5.4 million gain for the redemption of our equity interest in World Wide Web Hosting (Site5).
(2)	Changes in deferred revenue were higher in the 2014 periods, primarily due to the purchase accounting adjustment related to the acquisition of Directi.
(3)	Consists of legal and related advisory expense associated with matters that are the subject of a class action lawsuit filed against us in May 2015.

The following table provides a reconciliation of net interest expense included in the adjusted EBITDA table above to total other expense, net in our consolidated statements of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
	(dollars in thousands)
Interest expense, net (excluding impact of amortization of deferred financing costs)	$14,305	$14,496	$41,907	$42,578
Amortization of deferred financing costs	19	21	57	62
Other income	—	—	—	(5,440)

Total other expense, net in consolidated statements of operations and comprehensive loss	$14,324	$14,517	$41,964	$37,200

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
	(unaudited)
Revenue	$160,167	$188,523	$457,909	$548,272
Cost of revenue	97,416	110,773	279,218	316,684

Gross profit	62,751	77,750	178,691	231,588

Operating expense:
Sales and marketing	34,761	37,523	114,610	109,791
Engineering and development	4,179	7,902	14,497	19,906
General and administrative	18,557	23,212	50,914	63,031

Total operating expense	57,497	68,637	180,021	192,728

Income (loss) from operations	5,254	9,113	(1,330)	38,860
Total other expense, net	(14,324)	(14,517)	(41,964)	(37,200)

Income (loss) before income taxes and equity earnings of unconsolidated entities	(9,070)	(5,404)	(43,294)	1,660
Income tax expense	289	5,397	4,776	9,082

Loss before equity earnings of unconsolidated entities	(9,359)	(10,801)	(48,070)	(7,422)

Equity (income) loss of unconsolidated entities, net of tax	84	4,550	(26)	9,116

Net loss	$(9,443)	$(15,351)	$(48,044)	$(16,538)

Net loss attributable to non-controlling interest	(1,545)	—	(7,413)	—

Net loss attributable to Endurance International Group Holdings, Inc.	$(7,898)	$(15,351)	$(40,631)	$(16,538)

Comparison of Three Months Ended September 30, 2014 and 2015

Revenue

	Three Months Ended September 30,		Change
	2014	2015	Amount	%
	(dollars in thousands)
Revenue	$160,167	$188,523	$28,356	18%

Revenue increased by $28.3 million, or 18%, from $160.2 million for the three months ended September 30, 2014 to $188.5 million for the three months ended September 30, 2015. Of this increase, $15.0 million is attributable to revenues, including growth and synergies, from the acquisitions of businesses that were not part of our business for most of the quarter ended September 30, 2014. The remaining balance of the increase, or $13.3 million, is attributable primarily to the growth of our business, and to a lesser extent, other factors, including principally the $4.3 million impact of the purchase accounting adjustment for the Directi acquisition.

Cost of Revenue

	Three Months Ended September 30,
	2014		2015		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Cost of revenue	$97,416	61%	$110,773	59%	$13,357	14%

Cost of revenue increased by $13.4 million, or 14%, from $97.4 million for the three months ended September 30, 2014 to $110.8 million for the three months ended September 30, 2015. Domain registration costs increased by $8.0 million partially due to the purchase accounting impact of Directi for the three months ended September 30, 2014 and inclusion of domain registration costs related to businesses that we acquired that were not part of our business for most of the quarter ended September 30, 2014. In addition, support expenses increased by $3.1 million primarily due to acquisitions subsequent to September 30, 2014 and investment in new and existing brands, data center expenses increased by $3.0 million primarily due to acquisitions, subscriber growth and price increases under certain of our data center contracts, stock-based compensation expense increased by $0.5 million, merchant fees increased by $1.0 million and depreciation expense increased by $0.3 million. These increases were partially offset by a $2.5 million decrease in amortization expense.

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

	Three Months Ended September 30,
	2014	2015
	(dollars in thousands)
Amortization expense	$26,247	$23,758
Depreciation expense	$7,474	$7,801
Stock-based compensation expense	$135	$601

Gross Profit

	Three Months Ended September 30,
	2014		2015		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Gross profit	$62,751	39%	$77,750	41%	$14,999	24%

Gross profit increased by $15.0 million, or 24%, from $62.8 million for the three months ended September 30, 2014 to $77.8 million for the three months ended September 30, 2015. Approximately $12.5 million of the increase was primarily attributable to increases in our subscriber base, including acquired subscribers. Additionally, $2.5 million was attributable to a net decrease in amortization expense. Our gross profit as a percentage of revenue increased by two percentage points from 39% for the three months ended September 30, 2014 to 41% for the three months ended September 30, 2015. This increase is primarily attributable to lower amortization of intangible assets, which decreased to 13% of revenue for the three months ended September 30, 2015 as compared to 16% for the three months ended September 30, 2014.

The following table sets forth gross profit and the significant non-cash components of cost of revenue as a percentage of revenue:

	Three Months Ended September 30,
	2014	2015
	(dollars in thousands)
Revenue	$160,167	$188,523
Gross profit	$62,751	$77,750
Gross profit % of revenue	39%	41%
Amortization expense % of revenue	16%	13%
Depreciation expense % of revenue	5%	4%
Stock-based compensation expense % of revenue	*	*

*	Less than 1%.

Operating Expense

	Three Months Ended September 30,
	2014		2015		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Sales and marketing	$34,761	22%	$37,523	20%	$2,762	8%
Engineering and development	4,179	3%	7,902	4%	3,723	89%
General and administrative	18,557	12%	23,212	12%	4,655	25%

Total	$57,497	36%	$68,637	36%	$11,140	19%

Sales and Marketing. Sales and marketing expense increased by $2.8 million, or 8%, from $34.7 million for the three months ended September 30, 2014 to $37.5 million for the three months ended September 30, 2015. The increase in sales and marketing expense was primarily attributable to the launch of certain new hosting brands and new products. We expect to increase marketing expense in the near term by investing in new marketing programs to promote our new hosting brands and new products.

Engineering and Development. Engineering and development expense increased by $3.7 million, or 89%, from $4.2 million for the three months ended September 30, 2014 to $7.9 million for the three months ended September 30, 2015. Of this increase, $1.7 million was due to an increase in payroll and benefits to support the growth in our business, $0.4 million was due to an increase in stock-based compensation expense, of which $0.2 million relates to incremental stock-based compensation expense related to modifications of awards in connection with 2015 restructuring activities, $0.1 million was due to an increase in depreciation expense, $0.8 million was due to an increase in integration and restructuring costs, and $0.7 million was due to consulting costs incurred in connection with our restructuring activities.

General and Administrative. General and administrative expense increased by $4.7 million, or 25%, from $18.5 million for the three months ended September 30, 2014 to $23.2 million for the three months ended September 30, 2015. The period-over-period increase consisted of a $4.0 million increase in stock-based compensation, of which $2.9 million is related to the grant of a performance-based restricted stock award to our chief executive officer and $0.3 million relates to incremental stock-based compensation expense related to modifications of awards in connection with 2015 restructuring activities. The total increase in general and administrative expense also included $0.1 million of additional legal advisory expenses, a $0.5 million increase in transaction expenses and a $0.1 million increase in depreciation expense.

Other Income (Expense), Net

	Three Months Ended September 30,		Change
	2014	2015	Amount	%
	(dollars in thousands)
Other income (expense), net	$(14,324)	$(14,517)	$(193)	(1)%

Other expense, increased by $0.2 million, or 1%, from $14.3 million for the three months ended September 30, 2014 to $14.5 million for the three months ended September 30, 2015. This increase is primarily due to a $0.1 million increase in interest expense related to amounts drawn down on our revolving credit facility during the three months ended September 30, 2015 as compared with the three months ended September 30, 2014 and a $0.2 million increase of accretion of present value for the deferred consideration related to the Webzai, BuyDomains and Ace acquisitions. These increases were partially offset by a decrease in interest expense related to capital lease obligations.

Income Tax Expense

	Three Months Ended September 30,		Change
	2014	2015	Amount	%
	(dollars in thousands)
Income tax expense	$289	$5,397	$5,108	1,767%

Income tax expense for the three months ended September 30, 2015 increased by $5.1 million, or 1,767%, from $0.3 million for the three months ended September 30, 2014 to $5.4 million for the three months ended September 30, 2015. The increase consisted of a net increase in our deferred tax expense of $3.8 million and a $1.2 million increase in current tax expense. The increase in our deferred tax expense from September 30, 2014 to September 30, 2015 was primarily attributable to a $2.5 million increase in federal, state and foreign deferred tax expense and a $1.3 million increase in the valuation allowance. In the three months ended September 30, 2015, we had nondeductible expenses primarily related to stock-based compensation, transaction costs and other foreign permanent differences.

Comparison of Nine Months Ended September 30, 2014 and 2015

Revenue

	Nine Months Ended September 30,		Change
	2014	2015	Amount	%
	(dollars in thousands)
Revenue	$457,909	$548,272	$90,363	20%

Revenue increased by $90.4 million, or 20%, from $457.9 million for the nine months ended September 30, 2014 to $548.3 million for the nine months ended September 30, 2015. Of this increase, $37.1 million is attributable to revenues, including growth and synergies, from the acquisitions of businesses that were not part of our business for most of the nine months ended September 30, 2014. The remaining balance of the increase, or $53.3 million, is attributable primarily to the growth of our business, and to a lesser extent, other factors, including principally the $16.9 million impact of the purchase accounting adjustment for the Directi acquisition.

Cost of Revenue

	Nine Months Ended September 30,
	2014		2015		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Cost of revenue	$279,218	61%	$316,684	58%	$37,466	13%

Cost of revenue increased by $37.5 million, or 13%, from $279.2 million for the nine months ended September 30, 2014 to $316.7 million for the nine months ended September 30, 2015. Of this increase, domain registration costs increased by $28.2 million, partially due to the purchase accounting impact of Directi for the nine months ended September 30, 2014 and inclusion of domain registration costs related to businesses that we acquired that were not part of our business for most of the nine months ended September 30, 2014. In addition, support expenses increased by $9.4 million due to acquisitions subsequent to September 30, 2014 and investment in new and existing brands, data center expenses increased by $4.8 million due to acquisitions, subscriber growth and price increases under certain of our data center contracts, depreciation expense increased by $1.3 million, stock-based compensation expense increased by $1.0 million and merchant fees increased by $1.4 million. These increases were partially offset by an $8.6 million decrease in amortization expense.

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

	Nine Months Ended September 30,
	2014	2015
	(dollars in thousands)
Amortization expense	$75,788	$67,191
Depreciation expense	$21,179	$22,593
Stock-based compensation expense	$381	$1,360

Gross Profit

	Nine Months Ended September 30,
	2014		2015		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Gross profit	$178,691	39%	$231,588	42%	$52,897	30%

Gross profit increased by $52.9 million, or 30%, from $178.7 million for the nine months ended September 30, 2014 to $231.6 million for the nine months ended September 30, 2015. Approximately $44.3 million of the increase was primarily attributable to increases in our subscriber base, including acquired subscribers. Additionally, $8.6 million was attributable to a net decrease in amortization expense. Our gross profit as a percentage of revenue increased by three percentage points from 39% for the nine months ended September 30, 2014 to 42% for the nine months ended September 30, 2015. This increase was primarily attributable to lower amortization of intangible assets, which decreased to 12% of revenue for the nine months ended September 30, 2015 as compared to 17% for the nine months ended September 30, 2014.

The following table sets forth gross profit and the significant non-cash components of cost of revenue as a percentage of revenue:

	Nine Months Ended September 30,
	2014	2015
	(dollars in thousands)
Revenue	$457,909	$548,272
Gross profit	$178,691	$231,588
Gross profit % of revenue	39%	42%
Amortization expense % of revenue	17%	12%
Depreciation expense % of revenue	5%	4%
Stock-based compensation expense % of revenue	*	*

*	Less than 1%.

Operating Expense

	Nine Months Ended September 30,
	2014		2015		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Sales and marketing	$114,610	25%	$109,791	20%	$(4,819)	(4)%
Engineering and development	14,497	3%	19,906	4%	5,409	37%
General and administrative	50,914	11%	63,031	11%	12,117	24%

Total	$180,021	39%	$192,728	35%	$12,707	7%

Sales and Marketing. Sales and marketing expense decreased by $4.8 million, or 4%, from $114.6 million for the nine months ended September 30, 2014 to $109.8 million for the nine months ended September 30, 2015. The decrease in sales and marketing expense was primarily attributable to lower introductory product marketing spend for certain products, including cloud storage products, as our subscriber base became more familiar with these products. We expect to increase marketing expense in the near term by investing in new marketing programs.

Engineering and Development. Engineering and development expense increased by $5.4 million, or 37%, from $14.5 million for the nine months ended September 30, 2014 to $19.9 million for the nine months ended September 30, 2015. Of this increase, $4.4 million was due to an increase in payroll and benefits to support the growth in our business, $0.7 million was due to an increase in stock-based compensation expense, $0.7 million was due to consulting costs incurred in connection with our restructuring activities and $0.4 million was due to an increase in depreciation expense, partially offset by a $0.8 million reduction in integration and restructuring costs.

General and Administrative. General and administrative expense increased by $12.1 million, or 24%, from $50.9 million for the nine months ended September 30, 2014 to $63.0 million for the nine months ended September 30, 2015. The year-over-year increase consisted of a $2.7 million increase in personnel and facilities related costs to support the growth of our business, a $6.0 million increase in stock-based compensation, of which $2.9 million is related to the grant of a performance-based restricted stock award to our chief executive officer. In addition the increase in general and administrative expense includes $1.2 million of additional legal advisory expense, a $1.2 million increase in transaction expenses, $0.7 million of follow-on offering expenses incurred on behalf of the selling stockholders during the March 2015 follow-on offering and a $0.3 million increase in depreciation expense.

Other Income (Expense), Net

	Nine Months Ended September 30,		Change
	2014	2015	Amount	%
	(dollars in thousands)
Other expense, net	$(41,964)	$(37,200)	$(4,764)	(11)%

Other expense, net decreased by $4.8 million, or 11%, from $42.0 million for the nine months ended September 30, 2014 to $37.2 million for the nine months ended September 30, 2015. This decrease is primarily due to a $5.4 million gain as a result of the redemption of our equity interest in World Wide Web Hosting and a $0.2 million decrease in interest expense related to capital lease obligations, which were partially offset by a $0.5 million increase in interest expense related to amounts drawn down on our revolving credit facility during the nine months ended September 30, 2015 as compared with the nine months ended September 30, 2014 and $0.5 million of accretion of present value for the deferred consideration related to the Webzai, BuyDomains and Ace acquisitions.

Income Tax Expense

	Nine Months Ended September 30,		Change
	2014	2015	Amount	%
	(dollars in thousands)
Income tax expense	$4,776	$9,082	$4,306	90%

Income tax expense for the nine months ended September 30, 2015 increased by $4.3 million, or 90%, from $4.8 million for the nine months ended September 30, 2014 to $9.1 million for the nine months ended September 30, 2015. The increase consisted of a net increase in our deferred tax expense of $3.9 million and a net increase in our current federal, state and foreign income tax expense of $0.4 million. The net increase in our deferred tax expense from September 30, 2014 to September 30, 2015 was primarily attributable to a $15.2 million increase in federal, state and foreign deferred tax expense, partially offset by a $11.3 million decrease in provisions for the valuation allowance. In the nine months ended September 30, 2015, we had nondeductible expenses primarily related to stock-based compensation, transaction costs and other foreign permanent differences.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations since inception primarily with cash flow generated by operations, borrowings under credit facilities and public offerings of our securities. In October 2013, we closed our IPO and received net proceeds of $232.1 million, after deducting underwriting discounts and commissions and offering expenses payable by us. On November 25, 2013, we completed a debt refinancing and used a portion of the net proceeds from our IPO to reduce our overall indebtedness by $148.8 million to $1,050.0 million. We also increased our revolving credit facility, which matures on December 22, 2016, to $125.0 million. As part of the refinancing, we paid off our second lien term loan and added an incremental first lien term loan, resulting in lower interest rates. In 2014 and through the first nine months of fiscal year 2015, we have used borrowings against our revolving credit facility to supplement our funding requirements for our acquisitions and minority investments. We expect to continue to use our revolving credit facility for similar investing and financing activities. We currently pay 5.00% interest on our first lien term loan which is based on adjusted LIBOR plus 400 basis points, subject to a LIBOR floor of 1.00% and between 7.75% and 8.50% interest on our revolving credit facility borrowings. As of September 30, 2015, the LIBOR-based interest rates on our first lien term loan facility and revolving credit facility were 5.00% and 7.75%. Under our first lien term loan facility, we are required to make quarterly principal repayments of $2.6 million.

As of September 30, 2015, we had cash and cash equivalents totaling $34.2 million, restricted cash of $1.2 million and negative working capital of $344.9 million, which includes the $10.5 million current portion of the first lien term loan facility and $70.0 million drawn against our $125.0 million revolving credit facility. In addition, we had approximately $1,018.5 million of long term indebtedness outstanding under our first lien term loan facility, which matures on November 9, 2019. We also have $357.9 million of short-term and long-term deferred revenue, which is not expected to be payable in cash. We believe that our current cash and cash equivalents and operating cash flows will be sufficient to meet our anticipated working capital and capital expenditure requirements, as well as our required principal and interest payments under our indebtedness, for at least the next 12 months, exclusive of the financing for the Constant Contact transaction.

Acquiring Constant Contact

In connection with the pending acquisition of Constant Contact, we entered into a commitment letter with Credit Suisse AG and an affiliate thereof and an affiliate of Goldman, Sachs & Co. as commitment parties. Pursuant to the commitment letter, the commitment parties have agreed to provide the Debt Financing. The commitment letter includes commitments to provide (1) a senior secured incremental term loan facility in a total principal amount of $735.0 million (reduced to the extent necessary to satisfy the maximum secured leverage ratio condition for incremental facilities under our existing credit agreement (any such reduction, the Reallocated Amount)), (2) senior secured incremental revolving credit commitments in a total principal amount of $50.0 million, (3) a senior secured revolving credit facility in a total principal amount of $175.0 million to refinance our existing revolving credit facility as so increased, and (4) a senior unsecured bridge loan facility up to an aggregate total principal amount of $350.0 million, plus any such Reallocated Amount. Such bridge loan commitment would also be reduced by the amount of notes, if any, issued in lieu thereof. The funding of the Debt Financing is contingent on the satisfaction of certain customary conditions set forth in the commitment letter and certain conditions under our existing credit facility.

Debt Covenants

The first lien term loan facility requires that we maintain one financial covenant, based on EBITDA coverage.

The first lien term loan facility also imposes restrictions on the payment of dividends, as well as reporting requirements. Additionally, the first lien term loan facility requires us to comply with certain negative covenants and specifies certain events of default that could result in amounts becoming payable, in whole or in part, prior to their maturity dates. We were in compliance with all covenants at September 30, 2015.

With the exception of certain excluded equity interests and certain restricted cash balances and bank deposits permitted under the terms of the first lien term loan facility, substantially all of our assets are pledged as collateral for the outstanding loan commitments.

Cash and Cash Equivalents

As of September 30, 2015, our cash and cash equivalents were primarily held for working capital purposes and for required principal and interest payments under our indebtedness. A majority of our cash and cash equivalents was held in operating accounts. Our cash and cash equivalents increased by $1.8 million from $32.4 million at December 31, 2014 to $34.2 million at September 30, 2015. We used cash on hand at December 31, 2014 and cash flows from operations to fund our acquisition and minority investment activity described under financing and investing activities below. Our future capital requirements will depend on many factors including, but not limited to acquisitions, our growth rate, expansion of sales and marketing activities, the introduction of new and enhanced products and services, market acceptance of our solutions and our gross profits and operating expenses.

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Nine Months Ended September 30,
	2014	2015
	(dollars in thousands)
Purchases of property and equipment	$(18,015)	$(23,267)
Principal payments on capital lease obligations	$(2,690)	$(2,827)
Depreciation	$22,553	$24,649
Amortization	$75,850	$67,741
Cash flows provided by operating activities	$104,527	$133,814
Cash flows used in investing activities	$(112,994)	$(100,144)
Cash flows used in financing activities	$(35,989)	$(30,689)

Capital Expenditures

Our capital expenditures on the purchase of property and equipment for the nine months ended September 30, 2014 and 2015 were $18.0 million and $23.3 million, respectively. The higher capital expenditures in the nine months ended September 30, 2015 included an investment in data center infrastructure. In addition, our capital expenditures during the nine months ended September 30, 2014 and 2015 includes $2.7 million and $2.8 million, respectively, of principal payments under a three year capital lease for software of $11.7 million beginning in January 2014. The remaining balance payable on the capital lease is $5.3 million as of September 30, 2015. We expect to maintain our total capital expenditures in line with revenue growth as we expand our business.

Depreciation

Our depreciation expense for the nine months ended September 30, 2014 and 2015 increased from $22.6 million to $24.6 million, respectively. This increase was primarily due to expansion in our business by on-boarding acquisitions as well as investments in data center infrastructure and leasehold improvements. The leasehold improvements were associated with operating leases as we expanded and revamped our presence in Massachusetts.

Amortization

Our amortization expense, which includes amortization of other intangible assets, amortization of deferred financing costs and amortization of net present value of deferred consideration, decreased by $8.1 million from $75.8 million for the nine months ended September 30, 2014 to $67.7 million for the nine months ended September 30, 2015. Of this decrease in amortization expense, $12.3 million was primarily due to lower amortization expense related to acquisitions that occurred prior to September 30, 2014, partially offset by $3.7 million of amortization expense related to intangible assets of businesses that have been acquired since October 1, 2014. In addition, partially offsetting the decrease was a $0.5 million increase attributable to higher amortization expense of net present value of deferred consideration as a result of our acquisitions of Webzai in August 2014, BuyDomains in September 2014 and Ace in September 2015.

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

Net cash provided by operating activities was $133.8 million for the nine months ended September 30, 2015 compared with $104.5 million for the nine months ended September 30, 2014. Net cash provided by operating activities for the nine months ended September 30, 2015 consisted of net loss of $16.5 million, non-cash charges of $122.8 million and a net change of $27.5 million in our operating assets and liabilities. The net change in our operating assets and liabilities included an increase in deferred revenue of $29.2 million, which was $32.7 million less than in the same period in 2014 and also included an increase in prepaid domain name registry fees of $6.8 million.

Net cash provided by operating activities was $104.5 million for the nine months ended September 30, 2014 which consisted of a net loss of $48.1 million, offset by non-cash charges of $111.4 million, a cash dividend of $0.2 million from a minority investment and a net change of $41.0 million in our operating assets and liabilities. The net change in our operating assets and liabilities included an increase in deferred revenue of $61.9 million and an increase in prepaid domain name registry fees of $21.6 million.

Investing Activities

Cash flows used in investing activities consists primarily of purchase of property and equipment, acquisition consideration payments, and changes in restricted cash balances.

During the nine months ended September 30, 2015 we used $73.2 million of cash, net of cash acquired, for the purchase consideration of our acquisitions of Verio, World Wide Web Hosting and Ace. In addition, we used $7.3 million to make an additional investment in our joint venture with WZ UK, Ltd. We also used $23.2 million of cash to purchase property and equipment, net of proceeds from disposals of $0.1 million, and deposited $0.1 million of restricted cash with a payment processor. In addition, during the nine months ended September 30, 2015 we received a $3.5 million repayment on a note receivable related to our equity ownership in World Wide Web Hosting.

During the nine months ended September 30, 2014 we used $76.1 million of cash, net of cash acquired, for the purchase consideration for our acquisitions of the web presence business of Directi, Webzai, the assets of the BuyDomains business of NameMedia, Inc. and our purchase of a domain name business. In addition, we used $15.0 million to acquire a minority interest in Automattic, Inc. and $3.9 million to invest in a joint venture with WZ UK, Ltd. and acquire a 49% interest in that company. We also used $18.0 million to purchase property and equipment, net of proceeds from disposals of $0.2 million. These were partially offset by a net return of $0.1 million of restricted cash held by a payment processor.

Financing Activities

Cash flow from financing activities consists primarily of the net change in our overall indebtedness, payment of associated financing costs, payment of deferred consideration for our acquisitions and the issuance or repurchase of equity.

During the nine months ended September 30, 2015, cash flows used in financing activities was $30.7 million, which included a payment of $30.5 million under our agreement to increase our investment in JDI Backup Ltd. from 67% to 100%. We also paid $10.6 million of deferred consideration during the nine months ended September 30, 2015, $7.9 million of principal payments under our first lien term loan facility and $2.8 million of principal payments related to capital lease obligations. These items were partially offset by $1.1 million of proceeds we received from the exercise of stock options. During the nine months ended September 30, 2015, we borrowed in aggregate $109.0 million against our revolving credit facility and repaid in aggregate $89.0 million.

During the nine months ended September 30, 2014, cash flow provided by financing activities was $36.0 million, which included $81.5 million of deferred consideration paid during the period, the majority of which was for our Directi and HostGator acquisitions. We also paid $7.9 million of principal payments under our first lien term loan facility, $2.7 million of principal payments related to capital lease obligations and $0.7 million of payments related to issuance costs from our IPO which were unpaid as of December 31, 2013. These items were partially offset by net borrowings against our revolving credit facility of $61.0 million. During the nine months ended September 30, 2014, we borrowed $107.0 million against our revolving credit facility and subsequently repaid $46.0 million of the amount borrowed. In addition, during the nine months ended September 30, 2014 we entered into a three year capital lease agreement for $11.7 million for software licenses which require principal payments of approximately $0.9 million each quarter for the term of the lease.

We believe that our existing cash and cash equivalents, our cash flows from operations and use of our revolving credit facility will be sufficient to meet the maximum payment obligations related to our completed acquisitions and credit facility obligations for at least the next 12 months, excluding our acquisition of Constant Contact.

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

As of September 30, 2015, we are in a cumulative pre-tax book loss position for the past three years. We have generated significant NOLs since inception, and as such, we have no U.S. carryback capacity. After consideration of the available evidence, both positive and negative, we concluded that we will not be able to utilize our deferred tax assets and recorded a valuation allowance of $69.3 million as of December 31, 2014. We reported positive pre-tax earnings for the nine months ended September 30, 2015. If we continue to generate positive pre-tax earnings, we may be required to reverse all or a portion of our valuation allowance, which will result in the recording of a deferred tax asset on our balance sheet and an offsetting credit to our statement of operations and comprehensive loss in the period that the allowance is reversed.

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

Contractual Obligations and Commitments

As of October 31, 2015, we had outstanding indebtedness of $1,029.0 million under our first lien term loan facility, which has a quarterly principal repayment of $2.6 million. During the nine months ended September 30, 2015, we paid $10.6 million of deferred consideration in connection with the Mojoness Inc. and domain name business acquisitions. In connection with our acquisitions of Verio, World Wide Web Hosting and Ace we recorded $2.5 million, $4.6 million and $29.0 million, respectively, of deferred consideration during the nine months ended September 30, 2015. On January 13, 2015 we entered an agreement to increase our investment in JDI Backup Ltd. to 100% for $30.5 million. During the nine months ended September 30, 2015, we paid $30.5 million under this agreement. In connection with our acquisition of Ace, we are no longer subject to the Master Services Agreement (the “Agreement”) entered into with Ace Data Center, Inc. on February 28, 2014 and no longer committed to the estimated remaining financial obligation of $86.0 million under the terms of the Agreement.

On October 30, 2015, we entered into a definitive agreement pursuant to which we agreed to acquire all of Constant Contact’s outstanding shares of common stock, excluding treasury shares or any shares for which appraisal rights have been properly exercised, for $32.00 per share in cash, for a total enterprise value of approximately $1.1 billion. In connection with the agreement to acquire Constant Contact, we have also obtained $1.085 billion in financing commitments pursuant to the Debt Financing.

On November 2, 2015 we acquired substantially all of the assets of Ecommerce, LLC for total consideration of $28.0 million, of which $23.8 million was paid at closing and we are obligated to pay the remaining $4.2 million on the first anniversary of the acquisition.

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

Interest Rate Sensitivity

We had cash and cash equivalents of $34.2 million at September 30, 2015, the majority of which was held in operating accounts for working capital purposes and other general corporate purposes which includes payment of principal and interest under our indebtedness. As of September 30, 2015, we had approximately $1,029.0 million of indebtedness outstanding under our first lien term loan facility and $70.0 million of indebtedness under a revolving credit facility of $125.0 million.

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

Based on our aggregate indebtedness of $1,029.0 million as of September 30, 2015, a 100-basis-point increase in the adjusted LIBOR rate above the LIBOR floor would result in a $10.4 million increase in our aggregate interest payments over a 12-month period, and a 100-basis-point decrease at the current LIBOR rate would not result in a decrease in our interest payments.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2015, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation of our disclosure controls and procedures as of September 30, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Relating to Our Potential Acquisition of Constant Contact

Our pending acquisition of Constant Contact may not be consummated in a timely manner or at all, which may adversely affect our business, financial condition and stock price.

Consummation of our planned acquisition of Constant Contact is subject to approval by Constant Contact’s stockholders, as well as the satisfaction (or waiver, if applicable) of various other conditions, including (i) the expiration or termination of the applicable waiting periods under the HSR Act, (ii) the absence of any governmental order prohibiting the transaction, (iii) the accuracy of the representations and warranties in the merger agreement (subject to certain materiality qualifications), and (iv) compliance with or performance of the covenants and agreements in the merger agreement in all material respects. In addition, Endurance’s obligation to consummate the acquisition is subject to the absence of a material adverse effect (as defined in the merger agreement) on Constant Contact. These conditions may not be satisfied on a timely basis or at all, or other events (such as stockholder litigation or other legal proceedings) may intervene or delay or prevent the closing of the acquisition.

Constant Contact also has the ability under the terms of the merger agreement to entertain bids for a certain period from other companies interested in acquiring its business. Constant Contact may choose to terminate the merger agreement if it enters into a written definitive agreement for an alternative “superior proposal” (as defined in the merger agreement) from a third party during this period.

In addition, we will not be able to consummate the acquisition of Constant Contact unless we are able to obtain debt financing in an amount sufficient to pay the transaction consideration and related transaction costs. While we have obtained commitments from various lenders to provide us this debt financing, the obligations of the lenders are subject to a number of customary conditions and certain conditions under our existing credit facility, and there can be no assurance that this debt financing will ultimately be available to us on the negotiated terms or at all. Our obligation to consummate the transaction is not subject to receipt of the proceeds of the debt financing.

If the acquisition is not completed for any reason, our ongoing business may be adversely affected and, without realizing any of the expected benefits of the acquisition, we would also be subject to a number of risks, which may adversely affect our business, financial condition and stock price. These risks include:

•	We could be required to pay to Constant Contact a termination fee of $72.0 million if Constant Contact terminates the merger agreement due to certain breaches of representations and warranties or of covenants or other agreements made by us in the merger agreement or if the conditions to our obligation to close the acquisition have been satisfied and Constant Contact stands ready, willing and able to consummate the transaction, but we do not consummate the transaction for any reason, including our inability to obtain the debt financing.

•	We could be subject to litigation related to the transaction or the failure to complete the transaction, which could subject us to significant liability for damages and result in the incurrence of substantial legal fees.

•	We could experience negative reactions from our customers, vendors, other business partners and employees, and other disruptions to our business.

•	The current market price of our stock may reflect an assumption that the pending acquisition will occur and failure to complete the acquisition could result in a decline in our stock price.

•	We have incurred and expect to continue to incur (whether or not the acquisition is consummated) regulatory costs, fees for professional services and other transaction-related fees and expenses prior to the expected closing in 2016.

The pending acquisition could adversely affect the business and operations of our company and Constant Contact and may result in the departure of key personnel.

The announcement of the acquisition of Constant Contact could cause disruptions and create uncertainty surrounding our and Constant Contact’s businesses and affect our and Constant Contact’s relationships with customers, vendors, other business partners and employees. Some of our and Constant Contact’s customers, vendors and other business partners may delay or defer decisions, seek to change the terms on which they do business or end their relationships with the relevant company, which could negatively affect the revenue, earnings and cash flows of either or both companies, regardless of whether the acquisition is consummated. The uncertainty created by the pending acquisition may also impair our and Constant Contact’s ability to attract, retain and motivate key personnel until the acquisition is completed, as current and prospective employees of either company may experience uncertainty about their future roles with us following the acquisition, or we may eliminate positions in an effort to integrate our businesses, which may lead to employees’ voluntary departure or termination. If our ability to attract, retain or motivate key employees is impaired because of the acquisition, our ability to realize the anticipated benefits of the acquisition could be reduced or delayed.

If completed, the acquisition of Constant Contact may not achieve the intended benefits or may disrupt our current plans and operations.

We may not be able to successfully integrate our business with Constant Contact’s business or realize the anticipated synergies from the proposed transaction in the anticipated amounts or within the anticipated timeframes or cost expectations or at all. The difficulties and risks associated with the integration of Constant Contact, which is likely to be complex and time-consuming, include:

•	the potential loss of Constant Contact customers, or difficulties or higher than anticipated costs in adding new Constant Contact customers, due to the actual or perceived impact of the acquisition and integration of Constant contact customers;

•	possible aggressive targeting of existing and potential Constant Contact customers by Constant Contact’s competitors seeking to capitalize on potential customer concerns about the acquisition;

•	possible differences in the standards, controls, procedures, policies, corporate culture and compensation structures of our company and Constant Contact, which may lead to unanticipated delays, costs or inefficiencies, employee departures or difficulties consolidating the operations of the companies;

•	difficulties in implementing our integration plan, which may result in us failing to achieve the anticipated synergies from the transaction;

•	the potential loss of key employees and the costs associated with our efforts to retain key employees;

•	difficulties successfully managing relationships with our combined partner and vendor base;

•	the possibility that we may have failed to discover actual or contingent liabilities of Constant Contact during our due diligence investigation prior to our agreement to acquire Constant Contact for which we, as a successor or owner, may be responsible;

•	obligations that we may have to counterparties of Constant Contact that arise as a result of the change in control of Constant Contact; and

•	the potential that we or Constant Contact mat be adversely affected by other economic, political, legislative, regulatory, business, competitive or other factors affecting our industry.

Thus, the integration may be unpredictable, or subject to delays or changed circumstances, and the acquired businesses may not perform in accordance with our expectations. We may fail to realize some or all of the anticipated benefits of the Constant Contact acquisition, such as cost and revenue synergies, operational efficiencies, the ability to cross-sell our products into Constant Contact’s customer base and vice versa, and the ability to adapt Constant Contact’s products to different segments of the SMB market through our multi-brand strategy. The anticipated benefits and synergies we expect from the planned acquisition are based on projections and assumptions about the combined businesses of us and Constant Contact, which may not materialize as expected or may prove to be inaccurate. A failure to realize the expected cost and revenue synergies or operational efficiencies related to the acquisition could result in higher costs and lower combined revenue, adjusted revenue, adjusted EBITDA, unlevered free cash flow or free cash flow than expected and have an adverse effect on the combined company’s financial results and prospects. Any such effect on our financial results may mean that we are not able to meet our expectations for combined adjusted revenue, adjusted EBITDA, unlevered free cash flow, free cash flow or other financial or operational metrics.

Our business may be negatively impacted following the acquisition if we are unable to effectively manage our expanded operations. The integration planning before the acquisition and the implementation of our integration plans following the acquisition will be costly, complex and time consuming and will require significant time and focus from management and may divert attention from the day-to-day operations of the combined business. Additionally, consummation of the acquisition could disrupt current plans and operations, which could delay the achievement of our strategic objectives.

The regulatory approvals required in connection with the planned acquisition of Constant Contact may not be obtained or may require actions that could have an adverse effect on our operations.

Consummation of the planned acquisition of Constant Contact is subject to, among other conditions, expiration or early termination of the applicable waiting periods under the HSR Act. The governmental agencies reviewing acquisitions in connection with the HSR Act have broad discretion in administrating the governing regulations and we may not obtain the required regulatory approval in a timely manner or at all. In addition, as a condition to granting their approval, certain regulatory authorities may require us to agree to concessions or undertakings (including the divestiture of assets or businesses or the termination of relationships or contractual obligations) that could adversely affect our ability to integrate our operations with Constant Contact’s operations or reduce the anticipated benefits of the acquisition.

If completed, following the acquisition, we will have a substantial amount of debt, and the cost of servicing that debt could adversely affect our business.

The indebtedness we expect to incur to fund our acquisition of Constant Contact will significantly increase our outstanding debt levels. This additional indebtedness will require us to dedicate a substantial portion of our cash flow to servicing this debt, thereby reducing the availability of cash to fund other business initiatives. If we are unable to generate sufficient funds to meet our obligations under our outstanding revolving credit facility and the additional facilities we enter into in connection with the acquisition, we may be required to refinance, restructure or otherwise amend some or all of our obligations, sell assets or raise additional cash through the sale of our common stock or convertible securities. We cannot assure you that we would be able to obtain refinancing on terms as favorable as our current financing or that any restructuring, sales of assets or issuances of equity can be accomplished or, if accomplished, would raise sufficient funds to meet our obligations. If we were able to raise additional funds through the issuance of equity or convertible securities, that issuance could also result in substantial dilution to existing stockholders.

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

Our growth is dependent on our ability to continue to attract and acquire new subscribers while retaining existing subscribers and expanding the products and services we sell to them. Growth in the demand for our products and services may be inhibited, and we may be unable to sustain growth in our subscriber base, for a number of reasons, including, but not limited to:

•	our failure to develop or offer new or additional products and services in a timely manner that keeps pace with new technologies and the evolving needs of our subscribers;

•	our inability to market our solutions in a cost-effective manner to new subscribers or to our existing subscribers and to increase our sales to existing subscribers, including due to changes in regulation, or changes in the enforcement of existing regulation that would impair our marketing practices, require us to change our sign-up processes or require us to increase disclosure designed to provide greater transparency as to how we bill and deliver our services;

•	our inability to acquire or retain new subscribers through mergers and acquisitions;

•	our inability to offer solutions that are adequately integrated and customizable to meet the needs of our highly diverse and fragmented subscriber base;

•	changes in search engine ranking algorithms or in search terms used by potential subscribers, either of which may have the effect of increasing our competitors’ search engine rankings or increasing our marketing costs to offset lower search engine rankings;

•	failure of our third-party development partners, which provide a majority of our offerings, to continue to support existing products and to develop and support new products;

•	the inability of our subscribers to differentiate our solutions from those of our competitors or our inability to effectively communicate such distinctions;

•	our inability to maintain, or strengthen awareness of, our brands;

•	our inability to maintain a consistent user experience and timely and consistent product upgrade schedule for all of our subscribers due to the fact that not all of our brands, products, or services operate from the same control panel or other systems;

•	our inability to penetrate, or adapt to requirements of, international markets, including our inability to obtain or maintain the required licenses to operate in certain international markets;

•	our inability to enter into automatically renewing contracts with our subscribers or increase subscription prices;

•	the decisions by our subscribers to move the hosting of their Internet sites and web infrastructure to their own IT systems, into co-location facilities or to our competitors if we are unable to effectively market the scalability of our solutions;

•	subscriber dissatisfaction causing our existing subscribers to stop referring prospective subscribers to us; and

•	perceived or actual security, integrity, reliability, quality or compatibility problems with our solutions, including related to unscheduled downtime, outages or network security breaches.

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

As a result of acquisitions and internal growth, we increased our revenue from $520.3 million in the year ended December 31, 2013 to $629.8 million in the year ended December 31, 2014. We increased our revenue by $90.4 million from $457.9 million for the nine months ended September 30, 2014 to $548.3 million for the nine months ended September 30, 2015.

Our growth has placed, and will continue to place, a significant strain on our managerial, engineering, network operations and security, sales and support, marketing, legal, compliance, finance and other resources. In particular, our growth has placed, and will continue to place, a significant strain on our ability to maintain effective internal financial and accounting controls and procedures. For example, as a result of our acquisitions, we have acquired multiple billing systems that we are in the process of integrating, and we may acquire and integrate additional billing systems with future acquisitions. Any delays or other challenges associated with billing system build-outs or integrations could lead to inaccurate disclosure, which could prevent us from producing accurate financial statements on a timely basis and harm our operating results, our ability to operate our business and our investors’ view of us. In addition, we have identified in the past, and may in the future identify, errors in our systems, including the business intelligence system, which we use to generate certain operational and performance metrics. For example, in the third quarter of 2015, we identified errors in our business intelligence system that impacted three of our performance metrics, as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above. Errors of this type could result in inaccurate disclosures, negatively impact our business decisions and harm investors’ view of us.

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

We intend to further expand our overall business, subscriber base, data center infrastructure, headcount and operations, both domestically and internationally with no assurance that our business or revenue will continue to grow. Creating an organization with expanded U.S. and overseas operations and managing a geographically dispersed workforce will require substantial management effort, the allocation of significant management resources and significant additional investment in our infrastructure, including our information technology, operational, financial and administrative infrastructure and systems. We will also have to continue to ensure that our operational, financial, compliance, risk and management controls and our reporting procedures are in effect throughout our organization, and make improvements as necessary. As such, we may be unable to manage our expenses effectively in the future, which may adversely affect our gross margins or operating expenses in any particular quarter. If we fail to manage our anticipated growth and organizational change in a manner that preserves the key aspects of our corporate culture, the quality of our solutions may suffer or fail to keep up with changes in the industry or technological developments, which could adversely affect our brands and reputation and harm our ability to retain and attract subscribers.

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

We must be able to operate our applications and systems without interruption. Since our ability to retain and attract subscribers depends on the performance, reliability and availability of our services, as well as in the delivery of our products and services to subscribers, even minor interruptions in our service or losses of data could harm our reputation. Our applications, network, systems, equipment, power supplies, customer support centers and data centers are subject to various points of failure, including:

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

Our systems are not fully redundant, and we have not yet implemented a complete disaster recovery plan or business continuity plan. Although the redundancies we do have in place will permit us to respond, at least to some degree, to failures of applications and systems, our data centers are vulnerable in the event of failure. Most of our subscribers are hosted across one of four U.S.-based facilities, including one owned data center and three co-located data centers. Our owned data center hosts approximately 40% of our subscribers. Accordingly, any failure or downtime in any one of these four U.S.-based data center facilities would affect a significant percentage of our subscribers, and any failure or downtime in our owned data center could affect a significant number of our subscribers. We do not yet have adequate structures or systems in place to recover from a data center’s severe impairment or total destruction, and recovery from the total destruction or severe impairment of any of these four data centers would be extremely difficult and may not be possible at all. Closing any one of these four data centers without adequate notice could result in lengthy, if not permanent, interruptions in the availability of our solutions and loss of vast amounts of subscriber data.

Our data centers are also susceptible to impairment resulting from electrical power outages due to the amount of power and cooling they require to operate. Since we rely on third parties to provide our data centers with power sufficient to meet our needs, we cannot control whether our data centers will have an adequate amount of electrical resources necessary to meet our subscriber requirements. We attempt to limit exposure to system downtime due to power outages by using backup generators and power supplies. However, these protections may not limit our exposure to power shortages or outages entirely. We also rely on third parties to provide Internet connectivity to our data centers and any discontinuation or disruption to our connectivity could affect our ability to provide services to our subscribers.

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

We rely on a limited number of data centers to deliver most of our services. If we are unable to renew our data center agreements on favorable terms, or at all, our operating margins and profitability could be adversely affected and our business could be harmed. In addition, our recent purchase of our largest data center subjects us to potential costs and risks associated with real property ownership.

We currently serve most of our subscribers from four data center facilities located in Massachusetts (two), Texas and Utah. We own one of our data centers and occupy the remaining data centers pursuant to co-location service agreements with third-party data center facilities which have built and maintain the co-located data centers for us and other parties. Although we own the servers in these four data centers and engineer and architect the systems upon which our platform runs, we do not control the operation of the facilities we do not own.

The terms of our existing co-located data center agreements vary in length and expire over a period ranging from 2015 through 2018. The owners of these or our other co-located data centers have no obligation to continue such arrangements beyond their current terms, nor are they obligated to renew their agreements with us on terms acceptable to us, or at all.

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

With respect to the data center facility that we own, we are subject to risks, and may incur significant costs, related to our ownership of the facility and the land on which it is located, including costs or risks related to building repairs or upgrades and compliance with various federal, state and local laws applicable to real property owners, including environmental laws.

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

We now have, and expect to continue to have, significant indebtedness that could result in a material and adverse effect on our business. As of September 30, 2015, we had approximately $1,099.0 million of aggregate indebtedness. Under our term loan facility, we are required to repay approximately $2.6 million of principal at the end of each quarter and are required to pay accrued interest upon the maturity of each interest accrual period, which totaled $39.3 million in the nine months ended September 30, 2015 and which we currently estimate at $13.1 million per fiscal quarter for 2015. Interest accrual periods under our term loan facility are typically three months in duration. The actual amounts of our debt servicing payments vary based on the amounts of indebtedness outstanding, the applicable interest accrual periods and the applicable interest rates, which vary based on prescribed formulas.

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

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts or other parties may publish about us, our business, our market or our competitors. We do not have any control over these parties. If one or more of the analysts covering our business downgrade their evaluations of our stock, the price of our stock could decline. If one or more of these analysts cease to cover our stock, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline.

Future sales of shares of our common stock could cause the market price of our common stock to drop significantly, even if our business is doing well.

A substantial portion of our issued and outstanding common stock can be traded without restriction at any time, and the remaining shares of our issued and outstanding common stock can be sold subject to volume limitations and other requirements applicable to affiliate sales under the federal securities laws. As such, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. In addition, we have registered 18,000,000 shares of common stock that have been issued or reserved for future issuance under our 2013 Stock Incentive Plan, which we refer to as our 2013 Plan. Of these shares, as of September 30, 2015, a total of 13,431,086 shares of our common stock are subject to outstanding options, restricted stock units and restricted stock awards, of which 2,940,673 shares are exercisable or have vested. The exercise of these options or the vesting of restricted stock units and shares of restricted stock and the subsequent sale of the common stock underlying such options or upon the vesting of such restricted stock units and restricted stock awards could cause a decline in our stock price. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. We cannot predict the size of future issuances or the effect, if any, that any future issuances may have on the market price for our common stock.

In addition, holders of an aggregate of 72,188,532 shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Once we register these shares, they can be freely sold in the public market upon issuance, subject to any applicable vesting requirements.

Insiders have substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control.

As of September 30, 2015, our directors, executive officers and their affiliates beneficially own, in the aggregate, 56.7% of our issued and outstanding common stock. Specifically, investment funds and entities affiliated with Warburg Pincus own, in the aggregate, 34.8% of our issued and outstanding common stock, and investment funds and entities affiliated with Goldman Sachs own, in the aggregate, approximately 11.2% of our issued and outstanding common stock. As a result, these stockholders, if they act together, could have significant influence over the outcome of matters submitted to our stockholders for approval. Our stockholders agreement contains agreements among the parties with respect to certain matters, including the election of directors, and certain restrictions on our ability to effect specified corporate transactions. If these stockholders were to act together, they could have significant influence over the management and affairs of our company. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock. In particular, the significant ownership interest of investment funds and entities affiliated with either Warburg Pincus or Goldman Sachs in our common stock could adversely affect investors’ perceptions of our corporate governance practices.

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

Warburg Pincus LLC, or WP LLC, affiliates of which (i) beneficially own more than 10% of our outstanding common stock and/or are members of our board of directors and (ii) beneficially own more than 10% of the equity interests of, and have the right to designate members of the board of directors of, Santander Asset Management Investment Holdings Limited, or SAMIH, has informed us that, during the reporting period, Santander UK plc, or Santander UK, and Santander ISA Managers Limited, or SIML, each of which are affiliates of SAMIH and WP LLC, engaged in activities subject to disclosure pursuant to Section 219 of ITRA and Section 13(r) of the Exchange Act. As a result, we are required to provide disclosure as set forth below pursuant to Section 219 of ITRA and Section 13(r) of the Exchange Act. WP LLC has informed us that SAMIH has provided WP LLC with the information below relevant to Section 219 of ITRA and Section 13(r) of the Exchange Act.

At the time of the events described below, SAMIH and its non-U.S. affiliates, including Santander UK and SIML, may have been deemed to be under common control with us, but this statement is not meant to be an admission that common control existed or exists. We have no control over or involvement in the activities of SAMIH or its non-U.S. affiliates, including Santander UK and SIML, or any of its subsidiaries or predecessor companies, and we were not involved in the preparation of, nor have we independently verified, the information provided by SAMIH to WP LLC. The disclosure below does not relate to any activities conducted by us and does not involve us or our management. The disclosure relates solely to activities conducted by SAMIH and its non-U.S. affiliates, including Santander UK and SIML. We are not representing to the accuracy or completeness of the disclosure below, and we undertake no obligation to correct or update this information.

We understand that SAMIH’s affiliates intend to disclose in their next annual or quarterly report that Santander UK holds frozen savings accounts and one current account for two customers resident in the United Kingdom who are currently designated by the United States for terrorism. The accounts held by each customer were blocked after the customer’s designation and have remained blocked and dormant throughout the nine months ended September 30, 2015. Revenue generated by Santander UK on these accounts is negligible.

We also understand that SAMIH’s affiliates intend to disclose in their next annual or quarterly report that an Iranian national, resident in the United Kingdom, who is currently designated by the United States under the Iran Financial Sanctions Regulations and the Weapons of Mass Destruction Proliferators Sanctions Regulations, or the NPWMD sanctions program, holds a mortgage with Santander UK that was issued prior to any such designation. No further drawdown has been made or would be allowed under this mortgage although Santander UK continues to receive repayment installments. In the nine months ended September 30, 2015, total revenue in connection with the mortgage was approximately £2,928 while net profits were negligible relative to the overall profits of Santander UK. Santander UK does not intend to enter into any new relationships with this customer, and any disbursements will only be made in accordance with applicable sanctions. The same Iranian national also holds two investment accounts with SIML. The accounts have remained frozen during the nine months ended September 30, 2015. The investment returns are being automatically reinvested, and no disbursements have been made to the customer. Total revenue for Banco Santander, S.A. in connection with the investment accounts was approximately £161 while net profits in the nine months ended September 30, 2015 were negligible relative to the overall profits of Banco Santander, S.A.

We also understand that SAMIH’s affiliates intend to disclose in their next annual or quarterly report that, during the quarterly period ended September 30, 2015, two additional Santander UK customers were designated by the United States for terrorism. First, a United Kingdom national designated by the United States under the Specially Designated Global Terrorist, or SDGT, sanctions program who is on the United States Specially Designated National, or SDN, list holds a bank account which generated revenue of approximately £ 183 during the quarterly period ended September 30, 2015. A stop was placed on the account. Net profits in the quarterly period ended September 30, 2015 were negligible relative to the overall profits of Banco Santander, S.A. Second, a United Kingdom national, also designated by the United States under the SDGT sanctions program and who is also on the United States SDN list, held a bank account. No transactions were made in the quarterly period ended September 30, 2015, and the account is blocked and in arrears.

ITEM 6. EXHIBITS

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDURANCE INTERNATIONAL GROUP HOLDINGS, INC.

Date: November 6, 2015	By:	/s/ Marc Montagner
Marc Montagner
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number

2.1	Agreement and Plan of Merger, dated October 30, 2015, by and among Constant Contact, Inc., Endurance International Group Holdings, Inc., and Paintbrush Acquisition Corporation*	8-K	001-36131	November 2, 2015	2.1

3.1	Restated Certificate of Incorporation of the Registrant	S-1/A	333-191061	October 23, 2013	3.3

3.2	Amended and Restated Bylaws of the Registrant	S-1/A	333-191061	October 23, 2013	3.5

4.1	Specimen certificate evidencing shares of common stock of the Registrant	S-1/A	333-191061	October 8, 2013	4.1

4.2	Second Amended and Restated Registration Rights Agreement, dated as of October 24, 2013, by and among the Registrant and the other parties thereto	10-Q	001-36131	November 7, 2014	4.2

4.3	Stockholders Agreement, dated as of October 24, 2013, by and among the Registrant and certain holders of the Registrant’s common stock	10-Q	001-36131	November 7, 2014	4.3

10.1#	Employment Agreement, dated as of August 3, 2015, by and between Endurance International Group Holdings, Inc. and Marc Montagner	8-K	001-36131	August 4, 2015	10.1

10.2#	Amendment No. 2 to Ravichandran Employment Agreement, dated as of September 18, 2015, by and between the Registrant and Hari Ravichandran	8-K	001-36131	September 21, 2015	10.2

10.3#	Performance-Based Restricted Stock Agreement between the Registrant and Hari Ravichandran, dated September 18, 2015	8-K	001-36131	September 21, 2015	10.1

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Endurance agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule or exhibit upon request.
#	Management contract or any compensatory plan, contract or agreement.