Form 10-K
period 2015-12-31
Endurance International Group Holdings, Inc.
filed 2016-02-29
CIK 1237746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

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

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock as reported on the NASDAQ Global Select Market on June 30, 2015, was $1,250,205,625.

As of February 19, 2016 there were 137,479,304 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2016 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2015, are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements, other than statements of historical fact, contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The words “anticipate,” “may,” “believe,” “predict,” “potential,” “continue,” “could,” “should,” “contemplate,” “can” “estimate,” “intend,” “likely,” “would,” “project,” “seek,” “target,” “might,” “plan,” “strategy,” “will,” “expect” and similar expressions or variations are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. This Annual Report on Form 10-K includes, among other things, forward-looking statements regarding our future results, growth and financial position, including, without limitation, statements about: the expected benefits of our acquisition of Constant Contact, Inc., or Constant Contact, including our ability to achieve cost savings or synergies from the acquisition in the expected amounts or timeframes or at all; the expected timing and amount of restructuring charges associated with the Constant Contact acquisition; our expectations for capital expenditures during the next twelve months; our ability to increase our total number of subscribers; our ability to increase our average revenue per subscriber, or ARPS, over the lifetime of a subscriber; our ability to use new product gateways and expand our points of subscriber engagement to reach new subscribers and sell subscribers additional products and services; our plans to introduce new products; our plans for additional investment in marketing initiatives; our plans to continue to expand our international operations and add to our portfolio of brands, including through acquisitions and strategic investments; our plans to pursue future acquisitions, joint ventures and strategic investments generally; the expected benefits and results of our acquisitions completed in 2015; our intended approach to defending certain legal proceedings; and our expectations related to technological change, marketing trends and consumer demand, including, without limitation, expectations for projected growth in small and medium-sized businesses, or SMBs, worldwide and an increasing SMB an online presence and related additional products and services that we believe will drive a market for our solutions.

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

Overview

We are a leading provider of cloud-based platform solutions designed to help small and medium-sized businesses, or SMBs, succeed online. Leveraging our proprietary technology platform, we serve approximately 4.7 million subscribers globally with a comprehensive and integrated suite of over 150 products and services that help SMBs get online, get found and grow their businesses. Historically, our products focused largely on web hosting and other basic web presence solutions such as domains, but over time we have expanded to offer security, site backup, SEO and SEM, Google Adwords, mobile solutions, social media enablement, website analytics, email marketing and productivity and e-commerce tools, among others. More recently, we have launched additional products and services, including website builders, mobile site builders, cloud hosting solutions, premium domains and cloud storage solutions, both to satisfy existing subscriber needs and to expand the product gateways through which new subscribers initially reach us.

Over our 18-year history, we have refined our platform and our analytics to collect insights into the needs and aspirations of our subscribers. These insights allow us to engage our subscribers in timely and compelling ways, driving significant business value for them. We believe that our platform delivers cloud-based solutions quickly, cost-effectively, reliably and securely. These strengths and capabilities help us attract and retain subscribers, who then demand additional products and services from us over time.

On October 30, 2015, we entered into a definitive agreement pursuant to which we agreed to acquire all of the outstanding shares of common stock of Constant Contact, Inc., or Constant Contact, for $32.00 per share in cash, for a total purchase price of approximately $1.1 billion. Constant Contact is a leading provider of online marketing tools that are designed for small organizations, including small businesses, associations and non-profits. This acquisition, which closed on February 9, 2016, combines two leaders in small business online products and services, creating a comprehensive suite of online marketing tools and end-to-end solutions for our subscribers.

Market Opportunity

Small and medium businesses represent a large and diverse market, both in the United States and internationally. According to the U.S. Census Bureau, there were approximately 28 million small businesses in the United States in 2011, of which 22 million were non-employer firms, or companies that do not have paid employees. Worldwide, there were estimated to be approximately 75 million SMBs in 2014.

We believe the growth in global Internet penetration and the proliferation of mobile devices are changing the way in which consumers discover and transact with businesses. As a result, SMBs are increasingly adopting technology to operate and grow their businesses, but the market penetration of web presence and marketing technologies among SMBs remains limited. Studies indicate that of SMBs in the United States, almost 50% do not have a website and over 70% of SMBs do not use email marketing. Worldwide, many SMBs, particularly in emerging markets, are moving online due to wider availability of Internet infrastructure and mobile connectivity. We believe that these factors result in a significant worldwide market opportunity for us.

Over our 18-year history, we have developed a deep understanding of the diverse needs of SMBs and the challenges of serving them at scale. We believe SMBs are:

•	Seeking to address fundamental business challenges and opportunities. SMB customers are shifting their activities online and embracing mobile technologies, social media and e-commerce, which requires SMBs to deploy technology tools, serve customers and compete for business in new and innovative ways. As a result, SMBs are seeking to take advantage of new technology solutions to transform their businesses or build new businesses that were not previously possible.

•	In need of informed guidance and support. Most SMBs, particularly those with five or fewer employees, which represent the majority of our subscribers, have limited technological expertise and resources. As a result, SMBs require informed advice and support on ways to improve their operations and take advantage of new opportunities through technology.

•	Facing budget constraints limiting their ability to make large capital investments in technology. SMBs want to leverage modern technology, but are seeking cost-effective solutions that do not require large upfront investments, especially given their size and available resources.

•	Difficult to reach and serve effectively, given their breadth and diversity. SMBs are fragmented in terms of size, geography, sophistication and type of industry. As a result, it is challenging to effectively market to, acquire and serve SMB subscribers at scale and in a cost-effective manner.

Our Strengths

Our passion for empowering diverse SMBs to navigate the rapidly changing technology landscape and our years of experience serving this large and fragmented market have led us to develop a strong, efficient and differentiated business model with the following advantages and attributes:

•	Attractive subscription model and retention rates. Our revenue is primarily subscription-based. Our subscriptions require payment in advance, which is typically made by credit card, and Endurance subscribers have an average term of approximately 16 months. This subscription-based model provides significant cash flow benefits and revenue visibility. In addition, because our products and services are typically integral to an SMB having an online presence, we benefit from high revenue retention rates.

•	Integrated and comprehensive suite of products and services. We offer an integrated technology platform with a wide range of products and services designed to help SMB subscribers get online, get found and grow their businesses. Our cloud-based offerings allow our subscribers to select a customized set of solutions from among a broad range of internally developed and third-party products, which we deliver to subscribers on demand through the cloud.

•	Affordable solutions delivered in a cost-effective manner. Our cloud-based delivery model enables our subscribers to address their business needs with minimal upfront capital investment. We deliver affordable solutions to our subscribers by operating an integrated, cloud-based technology platform that permits us to deliver our products and services efficiently, deploy new products and services quickly and efficiently, and add and serve new subscribers cost-effectively. We have developed proprietary techniques that help us operate with efficient server configurations, resulting in low capital expenditures.

•	Intelligent subscriber engagement. We leverage our technology and proprietary data and analytics to identify subscriber needs and opportunities based on type of business, length of time in business, geography, products and services previously purchased from us and various other factors. These insights allow us to engage our subscribers proactively in a timely manner through multiple customer engagement channels, such as phone, chat and email interactions with our sales and support organizations, the control panels we make available to our subscribers to manage their websites, our network of resellers and referral partners, proprietary mobile applications, such as Business on Tapp, and our application store, Mojo Marketplace. This ongoing multi-channel engagement allows us to offer and sell relevant and useful additional products and services to our subscribers at opportune times, driving higher average revenue per subscriber, or ARPS, over the lifetime of our subscribers.

•

Multi-brand approach. The SMB market is broad, diverse and fragmented in terms of geography, industry, size and degree of technological sophistication. As a result, we use a multi-brand approach to precisely target the SMB universe, identify the best ways to reach different categories of subscribers and tailor our brands and service offerings specifically toward those audiences. For example, our Bluehost brand targets SMBs with greater technical expertise and a desire to build their own solutions, while our HostGator brand targets SMBs who value relatively higher levels of support. This multi-brand approach allows us to manage our subscriber acquisition costs effectively and to provide a diverse base of subscribers with a highly relevant experience on our platform.

•	Cost-effective multi-channel customer acquisition. We attract a significant percentage of our new subscribers through word-of-mouth referrals, at no cost to us. We actively monitor and manage our Net Promoter Scores, or NPS, a customer satisfaction metric developed by Bain & Company, and believe that our favorable NPS scores, along with our large base of subscribers, help drive word-of-mouth referrals. The majority of our program marketing expense is associated with targeted pay-per-click, or PPC, based online marketing and with payments to our large network of referral partners, who drive subscribers to us on a paid referral basis. Payments to our referral partners occur after a subscriber signs up on our platform and therefore allow us to readily determine the returns on our marketing spend. In addition to word-of mouth referrals, referral channels and PPC, we have also entered into strategic partnerships that help us reach additional subscribers, such as the Google “Let’s Put Our Cities on the Map” initiative in the United States, similar partnerships with Google in India and Southeast Asia and our strategic alliance with WordPress.

•	Multiple gateways for customer acquisition. We believe that SMBs have varying needs and starting points in their journey to create an online presence and grow their business. Historically, our products focused largely on web hosting and other basic web presence solutions such as domains, but over time we have expanded to offer security, site backup, SEO and SEM, Google Adwords, mobile solutions, social media enablement, website analytics, email marketing and productivity and e-commerce tools, among others. More recently, we have launched additional products and services, including website builders, mobile site builders, cloud hosting solutions, premium domains and cloud storage solutions, both to satisfy existing subscriber needs and to expand the product gateways through which new subscribers initially reach us.

Our Strategy

Since our formation in 1997, we have focused on helping SMBs establish, manage and grow their businesses. To fuel our future growth, we plan to continue to increase our scale, broaden our subscriber footprint, expand our range of product and service offerings and pursue strategic acquisitions.

We believe a combination of increases in total subscribers and growth in ARPS over the lifetime of a subscriber drives our growth, and we intend to grow both of these metrics by leveraging the strengths of our approach to serving the SMB market. Additionally, given the fragmented nature of the market, we believe we can continue to grow through both mergers and acquisitions and strategic investments to expand our subscriber acquisition funnel, add more brands, expand our suite of products and services, enter new geographies, and grow our partner channels.

Increasing Total Subscribers

We plan to increase total subscribers by continuing to leverage our multi-channel, multi-brand approach and invest in multiple gateways to reach new subscribers. Through our launch of additional products and services such as website builders, mobile site builders, cloud hosting solutions, premium domains and cloud storage solutions, we have been able to expand the product set through which subscribers initially reach us, and we expect to continue to introduce new products and services that will serve as entry points to acquire new subscribers.

We also expect to reach new subscribers by continuing to expand our geographic footprint, particularly in emerging markets, as more SMBs in these markets come online due to wider availability of Internet infrastructure and mobile connectivity, and by continuing to add to our portfolio of brands, including through acquisitions and strategic investments, in order to target specific segments of the SMB market globally.

Increasing Average Revenue per Subscriber Over Time

We plan to increase ARPS over the lifetime of a subscriber by offering subscribers relevant additional products and services at opportune times in the life of their business. These additional products and services range from lower-priced, more common services such as applications, additional domains and email, to higher-priced, higher-value items such as advanced hosting services, mobile and productivity solutions and professional services.

We also expect to expand our points of subscriber engagement to create additional opportunities to educate our subscribers about the value of our solutions and to allow them to more easily access our products and services.

Pursuing Strategic Acquisitions and Investments

We consider acquisitions to be an important tool to enhance the growth of our company and have acquired and integrated many businesses and assets since our inception. We believe the market for products and services focused on solutions for SMBs remains fragmented, with multiple providers offering products or services targeted at meeting the varying needs of SMBs. Given this landscape, we see an opportunity to increase our subscriber base and broaden our product suite through consolidation of the market. Over the years, we have used acquisitions to extend our geographic reach, acquire new subscribers, expand our product offerings and gateways, improve our services, achieve cost savings and scale our operations. We expect to continue to pursue acquisitions for these and other strategic purposes.

We also regularly make strategic investments in, and enter into joint ventures with, third parties. These arrangements are typically with small companies focused on developing products that we believe may serve as effective new gateways to acquire new subscribers or that may appeal to our existing subscriber base. We believe these arrangements allow us to tap into the product expertise, entrepreneurial energy and agility of smaller companies to help us efficiently bring innovative new products to market.

Constant Contact Acquisition

On October 30, 2015, we entered into a definitive agreement pursuant to which we agreed to acquire all of the outstanding shares of common stock of Constant Contact for $32.00 per share in cash, for a total purchase price of approximately $1.1 billion. The acquisition closed on February 9, 2016.

Expected benefits of the acquisition include:

•	Extension of Endurance’s product offerings. We will increase our product portfolio of solutions and integrated products through the addition of Constant Contact’s suite of online marketing tools such as email marketing, event management, social media integration and contact management systems. We expect to offer Constant Contact’s email marketing products alongside our existing products, thereby expanding our position as a leading provider of end-to-end web presence and marketing solutions for SMBs.

•	Extension of Endurance’s core capabilities. Constant Contact has historically focused heavily on product development, and specifically on user experience, subscriber analytics and engagement models. We expect that the combination of this expertise with our historic focus on marketing networks and distribution platforms will enhance our standing as a leader in online SMB services as we expand to a more comprehensive suite of products and services for SMBs.

•	Continuation of a successful partnership. The acquisition will build on our existing partnership with Constant Contact, through which we already offer the Constant Contact suite of products along with other products and services we make available to our subscriber base. Based on the results of this partnership to date, we believe that there is considerable demand within our subscriber base for Constant Contact’s suite of products.

•	Creation of significant operational and financial scale. We expect efficiencies to come from leveraging our fixed costs, sharing talent in technology and product development, the reduction of redundant costs and the combined use of our marketing channels. As we grow following the acquisition, we expect these efficiencies to support longer-term growth and value creation for our subscribers.

In connection with and concurrently with the acquisition, we entered into a $735 million first lien incremental term loan facility and a $165 million revolving credit facility (which will replace our existing $125 million senior secured revolving credit facility), and our wholly owned subsidiary EIG Investors issued $350 million aggregate principal amount of 10.875% senior notes due 2024. We refer to the incremental first lien term loan facility and revolving credit facility, together with our previously existing first lien term loan facility, as the “Senior Credit Facilities” and to the 10.875% senior notes due 2024 as the “Notes”. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Part II, Item 7 of this Annual Report on Form 10-K for additional information on the financing transactions associated with our acquisition of Constant Contact.

Because our acquisition of Constant Contact was completed in 2016, our financial results and key metrics presented in this Form 10-K do not reflect this acquisition or the related financing transactions.

During 2015, in addition to entering into the definitive agreement to acquire Constant Contact, we completed the acquisitions of certain assets of the Verio hosting business of NTT America, Inc., or Verio, and substantially all of the assets of World Wide Web Hosting, LLC, or World Wide Web Hosting, and Ecommerce, LLC, or Ecommerce. We expect the acquisitions of these smaller web hosting businesses will extend our reach in the web presence market and allow us to achieve additional operational efficiencies and economies of scale. We also purchased our largest data center through transactions with Ace Data Centers, Inc., Ace Holdings, LLC and its owners, which we expect will provide us with cost efficiencies and increased control over the facility. We refer to these transactions collectively as the Ace acquisition.

In 2014, we completed several strategic acquisitions that expanded our product portfolio, our gateways to reach new subscribers and our reach in the web presence market, including acquisitions of domain name businesses, a website builder, a mobile web builder and a small web hosting company. Also in 2014, we acquired the web presence business of Directi from Directi Web Technologies Holdings. The Directi acquisition provided us with an established international presence focused on growing emerging markets such as India, Turkey, China, Russia and Indonesia, as well as the ability to expand our geographic footprint by taking our existing portfolio of brands to international markets, as we have done in several emerging markets to date. In addition, we made strategic investments in AppMachine B.V., or AppMachine, a mobile app builder company, and WZ UK Ltd., a provider of technology and sales marketing services associated with web builder solutions.

Our Products and Services

We offer an integrated and comprehensive suite of products and services that help SMBs get online, get found and grow their businesses. Our offerings can be broadly grouped as follows:

Getting SMBs Online

Through a combination of do-it-yourself tools and managed professional services, we provide SMBs an easy and cost-effective way to create an online presence. We offer the following products and services to get SMBs online quickly, easily and affordably.

•	Web Hosting. By providing a consolidated set of core products, services and resources that share storage, bandwidth and processing power, our entry-level shared hosting services enable subscribers to create an initial web presence quickly and cost-effectively.

•	Website Builders. We offer a variety of proprietary, third-party and open source website building tools that enable subscribers with varying degrees of technical sophistication to create a customized web presence. We also offer various premium elements that subscribers can purchase separately to enhance their website and provide a more engaging user experience for their customers, including premium themes, mobile optimization, social networking features, customer interaction tools, embedded videos, photo galleries, blogs, maps, polls and community forums.

•	Domain Registration, Management and Resale. As an accredited domain registrar with over 12.2 million domains under our management at December 31, 2015, we enable our subscribers to search and purchase available domain names from a wide spectrum of domain registries. We also maintain a portfolio of premium domains that are available for resale to our subscribers.

•	Security. We offer malware protection solutions to help protect our subscribers’ websites from viruses, malicious code and other threats. Our premium offerings, including a web application firewall, can help prevent attacks on subscriber websites before they affect subscriber data or operations. For subscribers that collect personally identifiable information or other private data from their customers and website visitors, we offer a variety of Secure Socket Layer, or SSL, certificates that encrypt data collected on a subscriber’s website. We also offer products that help subscribers achieve payment card industry compliance for maintaining sensitive information.

•	Site Back-Up. We offer enhanced backup control solutions that enable subscribers to schedule, maintain, manage and restore backups of their online data and websites to meet their particular business needs.

Getting SMBs Found

Our marketing solutions enable subscribers to increase their online visibility, attract more customers to their websites and build customer loyalty.

•	Mobile. We offer solutions that allow our subscribers to have their websites rendered on mobile devices and target mobile customers for their businesses, among other features and functionality. We also offer third-party applications that enable mobile payments and commerce. During 2014, we entered into a partnership with, and acquired a 40% interest in, a mobile app builder company, AppMachine, which allows businesses to create a custom app and make it available in the Apple AppStore or on Google Play. In 2015, using the AppMachine technology, we launched the Impress.ly brand, which allows users to quickly and easily create a mobile-ready site for their business.

•	Search Engine Optimization (SEO) and Search Engine Marketing (SEM). We offer a variety of search engine optimization and marketing solutions that can improve a subscriber’s ability to be discovered by potential customers. These services help a subscriber distribute its business profile to online directories and manage links and keywords with on-page diagnostic tools. We also offer fully managed PPC services designed to direct traffic to a subscriber’s website, email or phone.

•	Social Media. We offer tools and services that enable our subscribers to communicate effectively with their customers and potential customers through social networks. Our platform enables our subscribers to easily integrate their website content and sales and marketing efforts into Facebook, Twitter and other forms of social media. We also enable our subscribers to track the results of their social media campaigns. Our acquisition of Constant Contact enhances this capability due to the integration of social media capabilities, including social media campaign and analytics tools, across the Constant Contact product suite.

•	Analytics. We offer control panels and dashboards that enable our subscribers to analyze activity on their websites and optimize the impact of their web presence design and marketing campaigns to more effectively reach their customers.

Helping SMBs Grow

We offer a wide array of applications and services that can help our subscribers grow their businesses over time by enabling them to have dedicated processing power to drive their websites, consistently get in front of their customers, collaborate more efficiently with their employees, partners and customers, better manage their businesses, and have advanced, secure online payment services.

•	Advanced Web Hosting. In addition to providing shared hosting services, we also provide Virtual Private Server, or VPS, hosting and dedicated hosting solutions. As a subscriber’s business expands and the demands on its website increase, these more customizable and higher performance solutions allow our subscribers to build additional functionality into their websites, offer high bandwidth content and drive more commerce and marketing activities while reducing load times and site speeds. Subscribers can start with an advanced web hosting solution or upgrade from an existing shared hosting service.

•	Email Marketing. Constant Contact’s email marketing product allows small businesses and other small organizations to easily create, send and track professional-looking email campaigns, allowing them to communicate effectively with their customers and potential customers via email. Email marketing services available to subscribers include building and segmenting mailing lists, designing and managing email newsletters, coupons and landing pages, scheduling and sending email messages, and reporting and tracking the results of each campaign.

•	Productivity Solutions. We offer our subscribers professional, secure, reliable email capabilities, including custom mailboxes that reflect a subscriber’s domain name, spam filters, email aliases and forwarding functionality. Our communications tools also allow a subscriber to unify its email inbox with other communications streams, such as social media feeds. Through our partnership with Google, we also offer our customers Google Apps for Work, which includes an integrated suite of email, collaboration, and file sharing tools.

•	E-commerce Enablement. As our subscribers grow their businesses and their demands on e-commerce increase, we offer products that enable secure and encrypted payments, shopping carts, payment processing and related services, mobile payments and other forms of e-commerce to expand the way SMBs conduct business online.

•	Professional Services. For subscribers who have extensive demands for web design, content aggregation and presentation or have unique requirements for their web presence, we offer professional services with dedicated engineering and web design to help them create their ideal web presence complete with integration with some of the more advanced e-commerce, productivity and marketing products we offer.

•	SinglePlatform. Constant Contact’s SinglePlatform product provides local businesses the ability to create and manage digital storefront listings through one interface. The digital storefront, which may include menus, photos, services, offers and featured products, is distributed online across over 100 online publishers, including multiple websites and mobile applications such as Yelp, Urbanspoon, Foursquare, YellowPages, WhitePages and TripAdvisor. SinglePlatform increases a merchant’s reach and helps small businesses to be found online and via mobile sites by consumers.

Subscriber Support

Our support agents assist our subscribers in a proactive, consultative manner, engaging with an average of more than 35,000 subscribers per day via phone, email and chat. We leverage our proprietary data and subscriber management software to deliver differentiated support, which we believe enables us to deepen relationships with our subscribers and help them succeed as they grow. Our support personnel not only assist subscribers with technical issues, but also focus on understanding the business goals of each subscriber to help identify the right products and services to achieve those goals. We believe this contributes to subscriber retention and our ability to sell more products and services. Our primary support centers are located in, Arizona, Colorado, Texas, Utah, the United Kingdom, Brazil and India, and we have third-party support arrangements in India, the Philippines and China.

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

Data Analytics and Business Intelligence

Our proprietary data analytics technology enables us to deliver our products and services in a highly personalized manner and to improve our operational efficiency. We have a dedicated team of software engineers focused on refining and further developing our proprietary analytics systems. Our use of analytics and continued investment in developing predictive capabilities allow us to design and deliver the right solutions to our subscribers at the right time. We believe our analytics capabilities and technology are also key contributors to our ability to target new subscribers, retain existing subscribers and sell additional products and services to our base of subscribers.

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

Infrastructure

We employ various techniques to enhance the stability of our systems and preserve the security of information contained on them. We utilize monitoring systems and a variety of software components to monitor and protect our infrastructure against attempts to attack or gain unauthorized entry to our internal systems and subscriber websites. In addition, we focus on reducing the computational requirements of our services, which enables us to lower hardware costs. These efforts help us achieve performance capabilities such as high levels of server density and reduce overall capital expenditures and costs to serve our subscribers. We currently serve most of our subscribers from U.S.-based data centers, one of which is owned by us and the rest of which are co-located.

Engineering and Development

Our engineering and development activity is focused on enhancing our systems, developing and expanding product and service offerings, and integrating technology capabilities from our acquisitions. Our engineering and development expense during 2013, 2014 and 2015 was $23.2 million, $19.5 million and $26.7 million, respectively.

Subscriber Profile

As of December 31, 2015, we had approximately 4.7 million subscribers. Of subscribers of major Endurance brands other than Constant Contact, approximately 80% are SMBs, and the majority of SMB subscribers are businesses with five or fewer employees.

The industries in which our subscribers operate are very diverse, including retail, merchandising, media, recreation, education, construction, health, beauty and wellness and arts and entertainment, among others.

Geographical Information

We currently maintain offices and conduct operations primarily in the United States, Brazil, India, Israel and the United Kingdom. We also have third-party support arrangements in India, the Philippines and China.

Information about the geographic location of our long-lived assets and revenue is set forth in Note 20 of our Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Competition

The global cloud-based services market for SMBs is highly competitive and constantly evolving. We expect competition to increase from existing competitors as well as potential new market entrants. Our competitors include providers of:

•	offerings designed to help SMBs establish an initial web presence, such as domain name registrars and shared hosting providers, such as GoDaddy, Web.com and United Internet; website builders, such as Squarespace and Wix; website creation and management companies, e-commerce service providers, security solutions providers and site backup companies;

•	solutions that help SMBs get found online, such as SEM companies, SEO companies, local directory listing companies and online and offline business directories; and

•	more advanced solutions targeted at growing SMBs, such as companies offering VPS and dedicated hosting services, advanced e-commerce and security products, email marketing solutions and productivity tools.

We believe the principal competitive factors in the cloud-based services market for SMBs are:

•	size and scale of subscriber base;

•	integrated cloud-based technology platform that can help target and service subscribers effectively at scale;

•	depth and sophistication of data analytics and business insights tools;

•	cost-effective subscriber acquisition;

•	scope, scalability, flexibility and compatibility of product and service offerings;

•	quality of subscriber support and subscriber engagement;

•	brand names, reputation and subscriber satisfaction;

•	ease of implementation, use and maintenance; and

•	reliability and security.

We believe that we compete favorably with respect to each of these factors. In some instances, we have commercial partnerships with providers in the SMB market with whom we otherwise compete.

Seasonality

We have historically experienced increased subscriber billings in the first quarter of our fiscal year as many subscribers start businesses at the beginning of a new year. We book a significant portion of these billings as deferred revenue and recognize the deferred revenue throughout the course of the year and beyond based on the term of the applicable subscription. Consequently, our quarterly subscriber billings and net new subscriber additions are typically relatively high in the first quarter of our fiscal year, while our GAAP revenue from new subscriber additions is relatively higher in the fourth quarter of our fiscal year.

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

We use open source technologies pursuant to applicable licenses as the basis for our technology platform. We have also developed, acquired or licensed proprietary technologies for use in our business. As of December 31, 2015, we have twelve U.S. patents as well as four pending U.S. patent applications and several pending foreign counterpart applications, relating to aspects of our technology platform and offerings, including our shared services architecture, predictive analytics methods, virtualization technologies, subscriber migration technologies and web presence improvement technologies. We believe the duration of our patents is adequate relative to the expected lives of the technologies they cover.

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

Employees

As of December 31, 2015, we had 2,593 employees, including 1,671 in support and network operations, 514 in sales and marketing, 183 in engineering and development and 225 in general and administrative. Most of our employees are based in the United States. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We have never experienced a strike or similar work stoppage, and we consider our relations with our employees to be good.

Corporate Information

Our business was founded in 1997 as a Delaware corporation under the name Innovative Marketing Technologies Incorporated. In December 2011, investment funds and entities affiliated with either Warburg Pincus or Goldman, Sachs & Co. acquired a controlling interest in our company. Prior to our initial public offering, or IPO, in October 2013, we were an indirect wholly owned subsidiary of WP Expedition Topco L.P., a Delaware limited partnership that we refer to as WP Expedition Topco. Pursuant to the terms of a corporate reorganization that we completed prior to our IPO, WP Expedition Topco dissolved and in liquidation distributed the shares of Endurance International Group Holdings, Inc. common stock to its partners in accordance with the limited partnership agreement of WP Expedition Topco.

Our principal executive offices are located at 10 Corporate Drive, Suite 300, Burlington, Massachusetts 01803 and our telephone number at that address is (781) 852-3200.

Information Available on the Internet

We maintain an Internet website at www.endurance.com, and we also operate a number of other websites. The information on, or that can be accessed through, any of our websites is not incorporated by reference into this Annual Report on Form 10-K and should not be considered to be a part of this Annual Report on Form 10-K. Our website address is included in this Annual Report on Form 10-K as inactive textual reference only. Our reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, including our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, and amendments to those reports, are accessible through our website, free of charge, as soon as reasonably practicable after these reports are filed electronically with, or otherwise furnished to, the Securities and Exchange Commission, or the SEC. We also make available on our website the charters of our audit committee, compensation committee and nominating and corporate governance committee, as well as our corporate governance guidelines and our code of business conduct and ethics. In addition, we intend to disclose on our website any amendments to, or waivers from, our code of business conduct and ethics that are required to be disclosed pursuant to SEC rules.

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

Our quarterly and annual operating results may be adversely affected due to a variety of factors that could affect our revenue or our expenses in any particular period. You should not rely on quarter-to-quarter comparisons of our operating results as an indication of future performance. Factors that may adversely affect our quarterly and annual operating results may include:

•	our ability to attract new subscribers, and retain existing subscribers;

•	our ability to acquire subscribers in a cost-effective way;

•	our ability to increase revenue from our existing subscribers;

•	our ability to maintain a high level of subscriber satisfaction;

•	our inability to raise the selling prices for our solutions or reductions in the selling prices for our solutions;

•	competition in the market for our products and services, as well as competition for referral sources;

•	rapid technological change, frequent new product and service introductions, and evolving industry standards, including with respect to how our products and services are marketed to consumers, in how consumers find, purchase and use our products and services and in technology intended to block email marketing;

•	difficulties in integrating technologies, products and employees from companies we have acquired or may acquire in the future or in migrating acquired subscribers from an acquired company’s platforms to our platform;

•	systems, data center and Internet failures and service interruptions;

•	network security breaches or sabotage resulting in the unauthorized use or disclosure of, or access to, personally identifiable information or other confidential information;

•	loss of key employees;

•	our ability to drive growth through mergers and acquisitions, joint ventures, or strategic investments;

•	economic conditions negatively affecting the SMB sector and changes in growth rate of SMBs;

•	difficulties and costs arising from our international operations and continued international expansion;

•	difficulties in distributing new products;

•	shortcomings or errors in, or misinterpretations of, our metrics and data which cause us to fail to anticipate or identify trends in our market;

•	terminations of, disputes with, or material changes to our relationships with third-party partners, including referral sources, product partners, data center providers, payment processors and landlords;

•	a shift in subscriber demand to lower margin solutions, which could increase our cost of revenue;

•	costs or liabilities associated with any past or future acquisitions, strategic investments or joint ventures that we may make or enter into;

•	changes in legislation that affect our collection of sales and use taxes or changes to our business that subject us to taxation in additional jurisdictions;

•	the amount and timing of capital expenditures, such as investments in our hardware and software systems, as well as extraordinary expenses, such as litigation or other dispute-related settlement payments;

•	changes in regulation or to regulatory bodies, such as the Internet Corporation for Assigned Names and Numbers, or ICANN, that could affect our business and our industry, or costs of or our failure to comply with such regulation; and

•	litigation or governmental enforcement actions against us, including due to failures to comply with applicable law or regulation.

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

We may not be able to successfully integrate our business with Constant Contact’s business or realize the anticipated synergies from the acquisition in the anticipated amounts or within the anticipated timeframes or cost expectations or at all. The difficulties and risks associated with the integration of Constant Contact, which is likely to be complex and time-consuming, include:

•	the potential loss of Constant Contact customers, or difficulties or higher than anticipated costs in adding new Constant Contact customers, due to the actual or perceived impact of the acquisition and integration of Constant Contact customers;

•	possible aggressive targeting of existing and potential Constant Contact customers by Constant Contact’s competitors seeking to capitalize on potential customer concerns about the acquisition;

•	possible differences in the standards, controls, procedures, policies, corporate culture and compensation structures of our company and Constant Contact, which may lead to unanticipated delays, costs or inefficiencies, employee departures or difficulties consolidating the operations of the companies;

•	difficulties and delays in implementing our integration plan, which may result in us failing to achieve the anticipated synergies from the acquisition in a timely manner or at all;

•	the potential loss of key employees and the costs associated with our efforts to retain key employees;

•	difficulties successfully managing relationships with our combined partner and vendor base;

•	the possibility that we, as a successor owner, may be responsible for actual or contingent liabilities of Constant Contact that we failed to discover during our due diligence investigation prior to our agreement to acquire Constant Contact;

•	obligations that we may have to counterparties of Constant Contact that arise as a result of the change in control of Constant Contact;

•	limitations on our ability to utilize Constant Contact’s net operating loss carry-forwards to offset payments of future federal and state income tax liabilities; and

•	the potential that we or Constant Contact may be adversely affected by other economic, political, legislative, regulatory, business, competitive or other factors affecting our industry.

Thus, the integration may be unpredictable, or subject to delays or changed circumstances, and we may fail to realize some or all of the anticipated benefits of the Constant Contact acquisition, such as:

•	cost and revenue synergies,

•	operational efficiencies,

•	the ability to cross-sell our products into Constant Contact’s customer base and vice versa, and

•	the ability to adapt Constant Contact’s products to different segments of the SMB market through our multi-brand strategy.

The anticipated benefits and synergies we expect from the acquisition are based on various projections and assumptions, which may not materialize as or when expected or may prove to be inaccurate. A failure to realize the expected cost and revenue synergies or operational efficiencies related to the acquisition could result in higher costs and lower combined revenue, adjusted revenue, adjusted EBITDA, unlevered free cash flow or free cash flow than expected and have an adverse effect on our financial results and prospects. Any such effect on our financial results may mean that we are not able to meet our expectations for combined adjusted revenue, adjusted EBITDA, unlevered free cash flow, free cash flow or other financial or operational metrics.

Our business may be negatively impacted following the Constant Contact acquisition if we are unable to effectively manage our expanded operations. The implementation of our integration plans following the acquisition will be costly, complex and time consuming and will require significant time and focus from management and may divert attention from the day-to-day operations of the combined business. Additionally, consummation of the Constant Contact acquisition could disrupt our plans and operations, which could delay the achievement of our strategic objectives.

We may not be able to continue to add new subscribers, retain existing subscribers or increase sales to existing subscribers, which could adversely affect our operating results.

Our growth is dependent on our ability to continue to attract and acquire new subscribers while retaining existing subscribers and expanding the products and services we sell to them. Growth in the demand for our products and services may be inhibited, and we may be unable to sustain growth in our subscriber base, for a number of reasons, including, but not limited to:

•	our failure to develop or offer new or additional products and services in a timely manner that keeps pace with new technologies and the evolving needs of our subscribers;

•	our inability to market our solutions in a cost-effective manner to new subscribers or to our existing subscribers and to increase our sales to existing subscribers, including due to changes in regulation, or changes in the enforcement of existing regulation that would impair our marketing practices, require us to change our sign-up processes or require us to increase disclosure designed to provide greater transparency as to how we bill and deliver our services;

•	our inability to acquire or retain new subscribers through mergers and acquisitions, joint ventures or strategic investments;

•	our inability to offer solutions that are adequately integrated and customizable to meet the needs of our highly diverse and fragmented subscriber base;

•	changes in search engine ranking algorithms or in search terms used by potential subscribers, either of which may have the effect of increasing our competitors’ search engine rankings or increasing our marketing costs to offset lower search engine rankings;

•	changes in, or a failure to manage, technology intended to block email marketing;

•	failure of our third-party development partners, which provide a significant portion of our offerings, to continue to support existing products and to develop and support new products;

•	the inability of our subscribers to differentiate our solutions from those of our competitors or our inability to effectively communicate such distinctions;

•	our inability to maintain awareness of our brands;

•	our inability to maintain a consistent user experience and timely and consistent product upgrade schedule for all of our subscribers due to the fact that not all of our brands, products, or services operate from the same control panel or other systems;

•	our inability to penetrate, or adapt to requirements of, international markets, including our inability to obtain or maintain the required licenses to operate in certain international markets;

•	our inability to enter into automatically renewing contracts with our subscribers or increase subscription prices;

•	the decisions by our subscribers to move the hosting of their Internet sites and web infrastructure to their own IT systems, into co-location facilities or to our competitors if we are unable to effectively market the scalability of our solutions;

•	subscriber dissatisfaction causing our existing subscribers to stop referring prospective subscribers to us; and

•	perceived or actual security, integrity, reliability, quality or compatibility problems with our solutions, including related to unscheduled downtime, outages or network security breaches.

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

We expect to leverage our current marketing strategy for Constant Contact’s products and services, but our strategy may not be as successful for Constant Contact’s products and services as we expect. In particular, Constant Contact’s strong brand awareness may be diminished if we reduce or discontinue television and radio advertising in order to pursue the more targeted or success-based marketing methods we typically use for the rest of our business. If this occurs, we may not acquire new Constant Contact customers at the rate that we expect or we may need to incur higher than anticipated marketing expenses to acquire new Constant Contact customers, which could have a material adverse effect on our operating results.

The rate of growth of the SMB market for our solutions could be significantly lower than our estimates. If demand for our products and services does not meet expectations, our ability to generate revenue and meet our financial targets could be adversely affected.

Although we expect continued demand in the SMB market for our cloud-based solutions and online marketing tools, it is possible that the rate of growth may not meet our expectations, or the market may not continue to grow at all, either of which would adversely affect our business. Our expectations for future revenue growth are based in part on assumptions reflecting our industry knowledge and experience serving SMBs, as well as our assumptions regarding demographic shifts, growth in the availability and capacity of Internet infrastructure internationally and macroeconomic conditions. If any of these assumptions proves to be inaccurate, then our actual revenue growth could be significantly lower than our expected revenue growth.

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

Our business and operations have experienced rapid growth and organizational change in recent years, which has placed, and will continue to place, significant demands on our management and infrastructure, especially our billing systems and operational infrastructure. We have also made significant investments to support our growth strategy, which may not succeed. If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service, produce accurate financial statements and other disclosures on a timely basis or address competitive challenges adequately.

As a result of acquisitions and internal growth, we increased our revenue from $520.3 million in the year ended December 31, 2013 to $629.8 million in the year ended December 31, 2014 to $741.3 million in the year ended December 31, 2015. The acquisition of Constant Contact, which generated approximately $367.4 million in revenue in the year ended December 31, 2015, represents a significant expansion in the size and scope of our business.

Our growth has placed, and will continue to place, a significant strain on our managerial, engineering, network operations and security, sales and support, marketing, legal, compliance, finance and other resources. In particular, our growth has placed, and will continue to place, a significant strain on our ability to maintain effective internal financial and accounting controls and procedures. For example, as a result of our acquisitions, we have acquired multiple billing systems that we are in the process of integrating, and we may acquire and integrate additional billing systems with future acquisitions. Any delays or other challenges associated with billing system build-outs or integrations could lead to inaccurate disclosure, which could prevent us from producing accurate financial statements on a timely basis and harm our operating results, our ability to operate our business and our investors’ view of us. In addition, we have identified in the past, and may in the future identify, errors in our systems, including the business intelligence system, which we use to generate certain operational and performance metrics. For example, in the third quarter of 2015, we identified errors in our business intelligence system that impacted three of our performance metrics, as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K. Our operational and performance metrics, which we voluntarily disclose, historically have not been subject to the same level of reporting controls as our financial statements and other financial information that we are required to disclose. We are working to improve our controls for these operational and performance metrics, but further errors with respect to these metrics could still occur. Errors of this type could result in inaccurate disclosures, negatively impact our business decisions and harm investors’ view of us.

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

Our recent or potential future acquisitions, joint ventures and other strategic investments could be difficult to execute and integrate, divert the attention of key personnel, disrupt our business, dilute stockholder value and impair our financial results. We may not be able to complete anticipated acquisitions and may not realize the expected benefits from our acquisitions, joint ventures or other strategic investments that we have completed or may complete in the future.

Acquisitions are an important component of our growth strategy. We have in the past acquired, and expect in the future to acquire, businesses and assets of other companies to increase our growth, enhance our ability to compete in our core markets or allow us to enter new markets. We also regularly make strategic investments in, and enter into joint ventures with, third parties. These strategic investment and joint venture arrangements are typically with small companies focused on developing products that we believe may serve as effective new gateways to acquire new subscribers or that may appeal to our existing subscriber base. Our ability to execute these acquisitions, strategic investments and joint venture transactions depends on a number of factors, including the availability of target companies at prices and on terms acceptable to us, our ability to obtain the necessary equity, debt or other financing, and regulatory constraints. Our inability to complete anticipated acquisitions, strategic investments or joint ventures for these or other reasons may negatively impact our ability to achieve our long-term growth targets.

In addition, these transactions involve numerous risks, any of which could harm our business, including:

•	difficulties or delays in integrating the technologies, products, operations, billing systems, personnel or operations of an acquired business and realizing the anticipated benefits of the combined businesses;

•	reliance on third parties for transition services prior to subscriber migration or difficulties in supporting and migrating acquired subscribers, if any, to our platform, causing potential loss of such subscribers and damage to our reputation;

•	disruption of our ongoing business and diversion of financial, management, operations and customer support resources from existing operations;

•	difficulties in applying our controls and risk management and compliance policies and practices to acquired companies;

•	integration and support of redundant solutions or solutions that are outside of our core capabilities;

•	the incurrence of additional debt in order to fund an acquisition, or assumption of debt or other liabilities, including litigation risk or risks associated with other unforeseen or undisclosed liabilities, of the acquired company, or exposure to successor liability for any legal violations of the acquired company;

•	to the extent an acquired company has a corporate culture or compensation arrangement different from ours, difficulty assimilating or integrating the acquired organization and its talent, which could lead to morale issues, increased turnover and lower productivity than anticipated, and could also adversely affect the culture of our existing organization;

•	the price we pay, or other resources that we devote, may exceed the value we realize, or the value we could have realized if we had allocated the purchase price or other resources to another opportunity, or unanticipated costs associated with pursuing acquisitions;

•	potential loss of an acquired business’ strategic alliances and key employees, including those employees who depart prior to transferring to us, or without otherwise documenting, knowledge and information that are important to the efficient operation of the acquired business;

•	potential deployment by an acquired company of its top talent to other of its business units prior to our acquisition if we do not acquire the entirety of an acquired company’s stock or assets;

•	difficulties associated with governance, management and control matters in majority or minority investments and risk of loss of all or a substantial portion of our investment;

•	disruption of our business due to sellers, former employees, contractors or third-party service providers of an acquired company or business misappropriating our intellectual property, violating non-competition agreements, or otherwise causing harm to our company;

•	adverse tax consequences, including exposure of our entire business to taxation in additional jurisdictions, exposure to substantial penalties, fees and costs if an acquired company failed to comply, or is alleged by regulatory authorities to have failed to comply, with relevant tax rules and regulations prior to our acquisition, or substantial depreciation or deferred compensation charges; and

•	accounting effects, including potential impairment charges related to long-lived assets and requirements that we record deferred revenue at fair value.

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

We currently maintain offices and conduct operations primarily in the United States, Brazil, India, Israel and the United Kingdom and have third-party support arrangements in India, the Philippines and China. In addition, we have localized versions of our Bluehost and HostGator sites targeted to customers in several countries, including Brazil, Russia, India, China, Turkey and Mexico. We intend to continue to expand our international operations, including through mergers and acquisitions.

Any international expansion efforts that we undertake may not be successful. In addition, conducting operations in international markets or establishing international locations subjects us to new risks that we have not generally faced in the United States. These risks include:

•	localization of the marketing and deployment of our solutions, including translation into foreign languages and adaptation for local practices and regulatory requirements;

•	lack of familiarity with, burdens of, and increased expense relating to, complying with foreign laws, legal standards, regulatory requirements, tariffs and other barriers, some of which may favor local competitors, including laws related to employment or labor, laws regarding liability of online service providers for activities of subscribers, such as defamation, infringement or other illegal activities, and more stringent laws in foreign jurisdictions relating to the privacy and protection of personal data, as well as potential damage to our reputation as a result of our compliance or non-compliance with such requirements;

•	difficulties in identifying and managing local staff, systems integrators, technology partners, and other third-party vendors and service providers;

•	diversion of our management’s attention and resources to explore, negotiate, or close acquisitions and to integrate, staff and manage geographically remote operations and employees;

•	longer than expected lead times for, or the failure of, an SMB market for our solutions to develop in the countries and regions in which we are opening offices and conducting operations;

•	our inability to effectively market our solutions to SMBs due to our failure to adapt to local cultural norms, technology standards, billing and collection standards or pricing models;

•	differing technology practices and needs that we are not able to meet, including an increased demand from our international subscribers that our cloud-based solutions be easily accessible and operational on smartphones and tablets;

•	difficulties in collecting payments from subscribers or in automatically renewing their contracts with us, especially due to the more limited availability and popularity of credit cards in certain countries;

•	difficulties in attracting new subscribers, especially in developing countries and regions and those where the Internet infrastructure is still in its early stages;

•	greater difficulty in enforcing contracts, including our terms of service and other agreements;

•	management, communication and integration problems resulting from cultural or language differences and geographic dispersion;

•	sufficiency of qualified labor pools and greater influence of organized labor in various international markets;

•	competition from companies with international operations, including large international competitors and entrenched local companies;

•	changes in global currency systems or fluctuations in exchange rates that may increase the volatility of or adversely affect our foreign-based revenue;

•	compliance with the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, economic sanction laws and regulations, including those administered by the U.S. Treasury Department’s Office of Foreign Assets Control, or OFAC, export controls including the U.S. Commerce Department’s Export Administration Regulations and other U.S., non-U.S. and local laws and regulations regarding international and multi-national business operations;

•	potentially adverse tax consequences, including the complexities of foreign value added tax (or sales, use or other tax) systems, our inadvertent failure to comply with all relevant foreign tax rules and regulations due to our lack of familiarity with the jurisdiction’s tax laws, and restrictions and withholdings on the repatriation of earnings;

•	uncertain political and economic climates; and

•	reduced or varied protection for intellectual property rights in some countries.

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

We have experienced system, software, Internet, data center and customer support center failures and have not yet implemented a complete disaster recovery plan, and any interruptions, delays or failures in our services could harm our reputation, cause our subscribers to seek reimbursement for services paid for and not received, cause our subscribers to stop referring new subscribers to us, or cause our subscribers to seek to replace us as a provider of their cloud-based and online marketing solutions.

We must be able to operate our applications and systems without interruption. Since our ability to retain and attract subscribers depends on the performance, reliability and availability of our services, as well as in the delivery of our products and services to subscribers, even minor interruptions in our service or losses of data could harm our reputation. Our applications, network, systems, equipment, power supplies, customer support centers and data centers are subject to various points of failure, including:

•	human error or accidents;

•	power loss;

•	equipment failure;

•	Internet connectivity downtime;

•	improper building maintenance by the landlords of the buildings in which our co-located data centers are located;

•	physical or electronic security breaches (see also “—Security and privacy breaches may harm our business”);

•	computer viruses;

•	fire, hurricane, flood, earthquake, tornado and other natural disasters;

•	water damage;

•	terrorism;

•	intentional bad acts, such as sabotage and vandalism;

•	pandemics; and

•	failure by us or our vendors to provide adequate service to our equipment.

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

We will likely experience future outages that disrupt the operation of our solutions and harm our business due to factors such as these or other factors, including the accidental or intentional actions of Internet users, current and former employees and others; cooling equipment failures; other computer failures; or other factors not currently known to us or that we consider immaterial. While we have experienced increases in subscriber cancellations and decreases in our NPS following such outages in the past, we cannot be certain these outcomes are entirely attributable to the outages, and we do not believe that such outages have had a material effect on our business, financial condition or results of operations.

Our systems are not fully redundant, and we have not yet implemented a complete disaster recovery plan or business continuity plan. Although the redundancies we do have in place will permit us to respond, at least to some degree, to failures of applications and systems, our data centers are vulnerable in the event of failure. Most of our subscribers are hosted across six U.S.-based data centers, one of which is owned by us and the rest of which are co-located. Our owned data center hosts approximately 40% of our subscribers (excluding Constant Contact customers). Accordingly, any failure or downtime in these data center facilities would affect a significant percentage of our subscribers. We do not yet have adequate structures or systems in place to recover from a data center’s severe impairment or total destruction, and recovery from the total destruction or severe impairment of any of these data centers would be extremely difficult and may not be possible at all. Closing any of these data centers without adequate notice could result in lengthy, if not permanent, interruptions in the availability of our solutions and loss of vast amounts of subscriber data.

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

We believe that our future revenue growth depends on our ability to provide subscribers with quality service that meets our stated commitments, meets or exceeds our subscribers’ expectations and is conducive to our ability to continue to sell new solutions to existing subscribers. We are not always able to provide our subscribers with this level of service, and our subscribers occasionally encounter interruptions in service and other technical challenges, including as a result of outages or human error. If we are unable to provide subscribers with quality service, this may result in subscriber dissatisfaction, billing disputes and litigation, lower than expected renewal rates and impairments to our efforts to sell additional products and services to our subscribers, and we could face damage to our reputation, claims of loss, negative publicity or social media attention, decreased overall demand for our solutions and loss of revenue, any of which could have a negative effect on our business, financial condition and operating results.

In addition, we may from time to time fail to meet the needs of specific subscribers in order to best meet the service expectations of our overall subscriber base. For example, we may suspend a subscriber’s website when it breaches our terms of service, harms other subscribers’ websites or disrupts servers supporting those websites, such as when a cyber criminal installs malware on a subscriber’s website without that subscriber’s authorization or knowledge. Although such service interruptions are not uncommon in a cloud-based or online environment, we risk subscriber dissatisfaction by interrupting one subscriber’s service to prevent further attacks on or data breaches for other subscribers, and this could damage our reputation and have an adverse effect on our business.

We face significant competition for our solutions in the SMB market, which we expect will continue to intensify and which could require us to reduce our selling prices. As a result of such competitive pressures, we may not be able to maintain or improve our competitive position or market share.

The SMB market for cloud-based technologies and online marketing tools is highly competitive and constantly evolving. We expect competition to increase from existing competitors, who are also expanding the variety of solution-based services that they offer to SMBs, as well as potential new market entrants and competitors that may form strategic alliances with other competitors. Some of our competitors may have greater resources, more brand recognition and consumer awareness, more diversified product offerings, greater international scope and larger subscriber bases than we do. As a result, we may not be able to compete successfully against them. If these companies decide to devote greater resources to the development, promotion and sale of their products and services, if the products and services offered by these companies are more attractive to or better meet the evolving needs of SMBs, or if these companies respond more quickly to changing technologies, greater numbers of SMBs may choose to use these competitors for creating an online presence and as a general platform for running online business operations. There are also relatively few barriers to entry in this market, especially for providers of niche services, which often have low capital and operating expenses and the ability to quickly bring products to market that meet specific subscriber needs. Accordingly, as this market continues to develop, we expect the number of competitors to increase. The continued entry of competitors into the markets for cloud-based technologies and online marketing tools, and the rapid growth of some competitors that have already entered these markets, may make it difficult for us to maintain our market position.

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

The cloud-based technology and online marketing tool industries are characterized by rapid and ongoing technological change, frequent new product and service introductions and evolving industry standards. Our future success will depend on our ability to adapt to rapidly changing technologies, to adapt our solutions to evolving industry standards and consumer needs and to improve the performance and reliability of our applications and services. We must anticipate subscriber needs, commit significant resources to anticipating those needs and offer solutions that meet changing subscriber demands quickly and effectively. We may fail to accurately predict market demand or subscriber preferences, or subscribers may require features and functionality that our current applications and services do not have or that our platform is not able to support. If we fail to develop solutions that satisfy subscriber preferences in a timely and cost-effective manner, our ability to retain existing subscribers and attract new subscribers will be adversely affected, our competitive position will be impaired and we may not achieve our anticipated revenue growth. In order to develop new solutions or enhancements to existing solutions that satisfy subscriber preferences, we may be required to incur significant technology, development, marketing and other expenses, and our revenue and operating results may be adversely affected.

In addition, the manner in which we market to our subscribers and potential subscribers must keep pace with technological change, marketing trends and shifts in how our solutions are found, purchased and used by subscribers and potential subscribers. For example, application marketplaces, mobile platforms and new search engines and search methods are changing the way in which consumers find, purchase and use our solutions. If we are not able to take advantage of such technologies or anticipate such trends, if existing technologies or systems, such as the domain name system which directs traffic on the Internet, become obsolete, or if we fail to anticipate and manage technologies that prevent or harm our offerings, such as technology intended to block email marketing, we may be unable to continue to attract new subscribers or sell additional solutions to our existing subscribers.

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

If the delivery of Constant Contact’s customers’ emails is limited or blocked or its customers’ emails are directed to an alternate or “tabbed” section of the recipient’s inbox, customers may cancel their accounts.

Internet Service Providers, or ISPs, can block emails from reaching the intended recipients. While Constant Contact continually improves its technology and works closely with ISPs to maintain its deliverability rates, the implementation of new or more restrictive policies by ISPs may make it more difficult to deliver Constant Contact’s customers’ emails. In addition, some ISPs have started to categorize as “promotional” emails that originate from email service providers and, as a result, direct them to an alternate or “tabbed” section of the recipient’s inbox. If ISPs materially limit or halt the delivery of Constant Contact’s customers’ emails, or if Constant Contact fails to deliver its customers’ emails in a manner compatible with ISPs’ email handling or authentication technologies or other policies, or if the open rates of its customers’ emails are negatively impacted by the actions of ISPs to categorize emails, then customers may question the effectiveness of Constant Contact’s products and cancel their accounts. This, in turn, could harm our business and financial performance.

Security and privacy breaches may harm our business.

We store and transmit large amounts of sensitive, confidential, personal and proprietary information, including payment card information. Any security breach, virus, accident, employee error, criminal activity or malfeasance, fraudulent service plan order, impersonation scam perpetrated against us, intentional misconduct by cyber criminals or similar intrusion, breach or disruption could result in unauthorized access to, usage or disclosure of, or loss of, confidential information, damage to our platform, and interruptions, delays or cessation of service to our subscribers, each of which may cause damage to our reputation and result in increased security costs, litigation, regulatory investigations or other liabilities. The risk that these types of events could seriously harm our business is likely to increase as we expand the number of technology solutions and services that we offer and expand our operations in foreign countries.

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

Organizations generally, and Internet-based organizations in particular, remain vulnerable to targeted attacks aimed at exploiting network and system applications or weaknesses. Techniques used to obtain unauthorized access to, or to sabotage, networks and systems often are not recognized until launched against a target. Cyber criminals are increasingly using powerful new tactics including evasive applications, proxies, tunneling, encryption techniques, vulnerability exploits, buffer overflows, distributed denial of service attacks, or DDoS attacks, botnets and port scans. For example, we and Constant Contact are frequently the targets of DDoS attacks in which attackers attempt to block subscribers’ access to our websites. If we are unable to avert a DDoS or other attack for any significant period, we could sustain substantial revenue loss from lost sales and subscriber dissatisfaction. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks. Moreover, we may not be able to immediately detect that such an attack has been launched, if, for example, unauthorized access to our systems was obtained without our knowledge in preparation for an attack contemplated to commence in the future. Cyber attacks may target us, our subscribers, our partners, banks, credit card processors, delivery services, e-commerce in general or the communication infrastructure on which we depend.

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

If an actual or perceived security breach occurs, the market’s perception of our security measures could be harmed and we could lose sales and current and potential subscribers. We might also be required to expend significant capital and resources to investigate, protect against or address these problems. Any significant violations of data privacy could result in the loss of business, litigation and regulatory investigations and penalties that could damage our reputation and adversely affect our operating results and financial condition. Furthermore, if a high profile security breach occurs with respect to another provider of cloud-based technologies or online marketing tools, our subscribers and potential subscribers may lose trust in the security of these business models generally, which could harm our ability to retain existing subscribers or attract new ones. We cannot guarantee that our backup systems, regular data backups, security protocols, network protection mechanisms and other procedures currently in place, or that may be in place in the future, will be adequate to prevent network and service interruption, system failure, damage to one or more of our systems or data loss in the event of a security breach or attack on our network.

The success of Constant Contact’s email marketing product depends on the continued growth and acceptance of email as a communications tool and the related expansion and reliability of the Internet infrastructure. If consumers do not continue to use email or alternative communications tools, such as social media or text messaging, gain popularity, demand for this email marketing product may decline.

The future success of Constant Contact’s email marketing product depends on the continued and widespread adoption of email as a primary means of communication. Security problems such as “viruses,” “worms” and other malicious programs or reliability issues arising from outages and damage to the Internet infrastructure could create the perception that email is not a safe and reliable means of communication, which could discourage businesses and consumers from using email. Use of email by businesses and consumers also depends on the ability of ISPs to prevent unsolicited bulk email, or “spam,” from overwhelming consumers’ inboxes. In recent years, ISPs have developed new technologies to filter unwanted messages before they reach users’ inboxes. In response, spammers have employed more sophisticated techniques to reach consumers’ inboxes. Although companies in the anti-spam industry have started to address the techniques used by spammers, if security problems become widespread or frequent or if ISPs cannot effectively control spam, the use of email as a means of communication may decline as consumers find alternative ways to communicate. In addition, if alternative communications tools, such as social media or text messaging, gain widespread acceptance, the need for email may lessen. Any decrease in the use of email would reduce demand for Constant Contact’s email marketing product and harm our business.

If we do not maintain a low rate of credit card chargebacks and protect against breach of the credit card information we store, we will face the prospect of financial penalties and could lose our ability to accept credit card payments from subscribers, which would have a material adverse effect on our business, financial condition and operating results.

A majority of our revenue is processed through credit card transactions. Under current credit card industry practices, we are liable for fraudulent and disputed credit card transactions because we do not obtain the cardholder’s signature at the time of the transaction, even though the financial institution issuing the credit card may have authorized the transaction. Although we focus on keeping our rate of credit card refunds and chargebacks low, if our refunds or chargebacks increase, our credit card processors could require us to maintain or increase reserves, terminate their contracts with us or decline to serve as credit card processors for new joint ventures or brands, which would have an adverse effect on our financial condition.

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

We have had a net loss in each year since inception. We had a net loss of $159.2 million for fiscal year 2013, a net loss of $42.8 million for fiscal year 2014 and a net loss of $25.8 million for fiscal year 2015 and we may incur losses in the future. In connection with our acquisitions, we have recorded long-lived assets at fair value. We record amortization expense in each reporting period related to the long-lived assets, which impacts the amount of net loss or income we record in each reporting period.

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

We market our solutions through various brands, including Bluehost, HostGator, iPage, Domain.com, A Small Orange, MOJO Marketplace, BigRock, ResellerClub, and, with the acquisition of Constant Contact, Constant Contact and SinglePlatform, among others.

We believe that establishing and maintaining our brands is critical to our efforts to expand our subscriber base. If we do not continue to build awareness of our brands, we could be placed at a competitive disadvantage to companies whose brands are, or become, more recognizable than ours. To attract and retain subscribers and to promote and maintain our brands in response to competitive pressures, we may have to substantially increase our financial commitment to creating and maintaining distinct brand loyalty among subscribers or eliminate certain of our brands. If subscribers, as well as our third-party referral marketing, distribution and reseller partners, do not perceive our existing solutions to be reliable and of high quality, if we introduce new services or enter into new business ventures that are not favorably received by such parties, or if our brands become associated with any fraudulent or deceptive conduct on the part of our subscribers, the value of our brands could be diminished, thereby decreasing the attractiveness of our solutions to such parties. As a result, our operating results may be adversely affected by decreased brand recognition and harm to our reputation.

Our success depends in part on our strategic relationships and joint ventures or other alliances with third parties on whom we rely to acquire subscribers and to offer solutions to our subscribers and from which we license intellectual property to develop our own solutions.

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

We rely on third-party referral partners to acquire subscribers. If our third-party referral partners fail to promote our brands or to refer new subscribers to us, fail to comply with regulations, are forced to change their marketing efforts in response to new or existing regulations or cease to be viewed as credible sources of information by our potential subscribers, we may face decreased demand for our solutions and loss of revenue. Our third-party reseller partners purchase our solutions and resell them to their customer bases. These partners have the direct contractual relationships with our ultimate subscribers and, therefore, we risk the loss of both our third-party partners and their customers if our services fail to meet expectations or if our partners fail to perform their obligations or deliver the level of service to the ultimate subscriber that we expect.

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

Constant Contact relies on some of its partners to create integrations with third-party applications and platforms used by Constant Contact’s customers. If we fail to encourage these partners to create such integrations or if we do not adequately facilitate these integrations from a technology perspective, demand for Constant Contact products could decrease, which could harm our business and operating results.

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

We currently serve most of our subscribers from six data center facilities located in Massachusetts (three), Texas, Utah and California. We own one of our data centers and occupy the remaining data centers pursuant to co-location service agreements with third-party data center facilities which have built and maintain the co-located data centers for us and other parties. Although we own the servers in these six data centers and engineer and architect the systems upon which our platform runs, we do not control the operation of the facilities we do not own.

The terms of our existing co-located data center agreements vary in length and expire over a period ranging from 2016 through 2018. The owners of these or our other co-located data centers have no obligation to continue such arrangements beyond their current terms, nor are they obligated to renew their agreements with us on terms acceptable to us, or at all.

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

Our success and future performance depends in significant part upon the continued service of our senior management team, particularly Hari Ravichandran, our founder and chief executive officer. The members of our senior management team are not contractually obligated to remain employed by us. Accordingly, and in spite of our efforts to retain our senior management team with long-term equity incentives, any member of our senior management team could terminate his or her employment with us at any time and go to work for one of our competitors after the expiration of his or her non-compete period. The replacement of members of our senior management team likely would involve significant time and expense, and the loss of any member of our senior management team could significantly delay, prevent the achievement of or make it more difficult for us to pursue and execute on our business objectives, and could have an adverse effect on our business, financial condition and operating results.

Our growth will be adversely affected if we cannot continue to successfully retain, hire, train and manage our key employees.

Our ability to successfully pursue our growth strategy will depend on our ability to attract, retain and motivate key employees across our business. In particular, we are dependent on our platform and software engineers, those who manage our sales and service employees, and, as we grow internationally, those employees managing our operations outside of the United States. We face intense competition for these and other employees from numerous technology, software and manufacturing companies, and we cannot ensure that we will be able to attract, integrate or retain additional qualified employees in the future or at compensation levels consistent with our existing compensation and salary structure. In particular, candidates making employment decisions, particularly in high-technology industries, often consider the value of any equity they may receive in connection with their employment. As a result, any significant volatility in the market price of our common stock may adversely affect our ability to attract or retain highly skilled engineers and marketing personnel. In addition, we invest significant time and expense in training our employees, which increases their value to competitors who may seek to recruit them.

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

We are subject to governmental regulation and other legal obligations, particularly related to privacy, data protection and information security, and we are subject to consumer protection laws that regulate our marketing practices and prohibit unfair or deceptive acts and practices. Our actual or perceived failure to comply with such obligations could harm our business. Compliance with such laws could also impair our efforts to maintain and expand our subscriber base and provide certain of our product offerings, and thereby decrease our revenue.

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

In the European Union, or EU, and in other jurisdictions outside of the United States, we could be the target of similar claims under consumer protection laws, regulation of cloud services, ecommerce and distance selling regulation, advertising regulation, unfair competition rules or similar legislation. Online digital services may be subject to increased scrutiny in the near future given their rapid growth in recent years. For example, on December 1, 2015, the UK Competition and Markets Authority, or the CMA, announced that it is conducting a review of compliance with UK consumer protection laws in the cloud storage sector. As part of that effort, the CMA contacted a number of cloud storage companies, including our UK subsidiary, JDI Backup Ltd, or JDI, requesting information be provided on a voluntary basis. The CMA’s review could result in enforcement action, requests for voluntary change in marketing and business practices and/or new guidance for the cloud storage industry, among others.

If we are found to have breached any consumer protection, ecommerce and distance selling, advertising, unfair competition laws or similar legislation in any country or any laws regulating cloud services, we may be subject to enforcement actions that require us to change our business practices in a manner which may negatively impact revenue, as well as litigation, fines, penalties and adverse publicity that could cause our subscribers to lose trust in us, which could have an adverse effect on our reputation and business in a manner that harms our financial position. We also rely on third parties to provide marketing and advertising of our products and services, and we could be liable for, or face reputational harm as a result of, their marketing practices if, for example, they fail to comply with applicable statutory and regulatory requirements.

We collect personally identifiable information and other data from our subscribers and prospective subscribers. We use this information to provide services to our subscribers, to support, expand and improve our business and, subject to each subscriber’s or prospective subscriber’s right to decline or opt out, we may use this information to market other products and services to them. We may also share subscribers’ personally identifiable information with certain third parties as authorized by the subscriber or as described in the applicable privacy policy.

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

In addition, several foreign countries and governmental bodies, including the countries of the EU and Canada, have laws and regulations dealing with the collection and use of personal data obtained from their residents, which are often more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of personal information that identifies or may be used to identify an individual, such as names, contact information, and, in some jurisdictions, certain unique identifiers.

The data privacy regime in the EU includes certain directives which, among other things, require EU member states to regulate the processing and movement of personal data, marketing and the use of cookies. Each EU member state has transposed the requirements of these directives into its own national data privacy regime, and therefore the laws differ from jurisdiction to jurisdiction.

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

For example, within the EU, legislators agreed upon the text of a new EU-wide General Data Protection Regulation, or GDPR, in December 2015 that is expected to come into effect in early 2018 and will replace the data protection laws of each EU member state. The GDPR will implement more stringent operational requirements for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, increased requirements to erase an individual’s information upon request, mandatory data breach notification requirements and higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. It also significantly increases penalties for non-compliance. If our privacy or data security measures fail to comply with applicable current or future laws and regulations, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data or our marketing practices, fines or other liabilities, as well as negative publicity and a potential loss of business. Moreover, if future laws and regulations limit our subscribers’ or prospective subscribers’ ability to use and share personal data or our ability to store, process and share personal data, demand for our solutions could decrease, our costs could increase, and our business, results of operations and financial condition could be harmed.

In recent years, U.S. and European lawmakers and regulators have expressed concern over the use of third-party cookies, web beacons and similar technology for online behavioral advertising. In the EU, informed consent is required for the placement of a cookie on a user’s device. Any failure by us to comply with applicable requirements may result in governmental enforcement actions, litigation, fines and penalties or adverse publicity which could have an adverse effect on our reputation and business. Regulation of cookies and web beacons may lead to broader restrictions on our research activities, including efforts to understand users’ Internet usage. Such regulations may have a chilling effect on businesses, such as ours, that collect and use online usage information in order to attract and retain customers and may increase the cost of maintaining a business that collects or uses online usage information, increase regulatory scrutiny and increase the potential for civil liability under consumer protection laws. In response to marketplace concerns about the usage of third-party cookies and web beacons to track user behaviors, providers of major browsers have included features that allow users to limit the collection of certain data in general or from specified websites, and some regulatory authorities have been advocating the development of browsers that block cookies by default. These developments could impair our ability to collect user information that helps us provide more targeted advertising to our users. If such technology is widely adopted, it could adversely affect our business, given our use of cookies and similar technologies to target our marketing.

Furthermore, the U.S. Controlling the Assault of Non Solicited Pornography and Marketing Act of 2003, or CAN SPAM Act, establishes certain requirements for commercial email messages and specifies penalties for the transmission of commercial email messages that are intended to deceive the recipient as to source or content. The CAN SPAM Act, among other things, obligates the sender of commercial emails to provide recipients with the ability to opt out of receiving future emails from the sender. In addition, some states have passed laws regulating commercial email practices that are significantly more punitive and difficult to comply with than the CAN SPAM Act, particularly Utah and Michigan, which have enacted do-not-email registries listing minors who do not wish to receive unsolicited commercial email that markets certain covered content, such as adult or other harmful products. Some portions of these state laws may not be pre-empted by the CAN SPAM Act. The ability of our subscribers’ customers to opt out of receiving commercial emails may minimize the effectiveness of our products, particularly Constant Contact’s email marketing product. Moreover, non-compliance with the CAN SPAM Act carries significant financial penalties. If we were found to be in violation of the CAN SPAM Act, applicable state laws not pre-empted by the CAN SPAM Act, or similar foreign laws regulating the distribution of commercial email, whether as a result of violations by our subscribers or if we were deemed to be directly subject to and in violation of these requirements, we could be required to pay penalties, which would adversely affect our financial performance and significantly harm our business, and our reputation would suffer. We also may be required to change one or more aspects of the way we operate our business, which could impair our ability to attract and retain subscribers or could increase our operating costs.

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

New laws, regulations or standards or new interpretations of existing laws, regulations or standards, including those in the areas of data security, data privacy, consumer protection and regulation of ISPs, could require us to incur additional costs and restrict our business operations. In addition, there is a risk that we could be held subject to legislation in countries where we reasonably thought the laws did not apply to us. Failure by us to comply with applicable requirements may result in governmental enforcement actions, litigation, fines and penalties or adverse publicity, which could have an adverse effect on our reputation and business.

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

Any intellectual property litigation to which we might become a party, or for which we are required to provide indemnification, may require us to do one or more of the following:

•	cease selling or using solutions that incorporate the intellectual property that our solutions allegedly infringe;

•	make substantial payments for legal fees, settlement payments or other costs or damages;

•	obtain a license or enter into a royalty agreement, which may not be available on reasonable terms or at all, to sell or use the relevant technology; or

•	redesign the allegedly infringing solutions to avoid infringement, which could be costly, time-consuming or impossible.

If we are required to make substantial payments or undertake any of the other actions noted above as a result of any intellectual property infringement claims against us, our business or operating results could be harmed.

In addition, some of our agreements with partners and others require us to indemnify those parties for third-party intellectual property infringement claims, which would increase the cost to us resulting from an adverse ruling on any such claim.

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

Although these statutes and case law in the United States have generally shielded us from liability for subscriber activities to date, court rulings in pending or future litigation, or future legislative or regulatory actions, may narrow the scope of protection afforded us under these laws. Several court decisions arguably have already narrowed the scope of the immunity provided to interactive computer services in the U.S. under the CDA. In addition, laws governing these activities are unsettled in many international jurisdictions, or may prove difficult or impossible for us to comply with in some international jurisdictions. Also, notwithstanding the exculpatory language of these bodies of law, we may be embroiled in complaints and lawsuits which, even if ultimately resolved in our favor, add cost to our doing business and may divert management’s time and attention. Finally, other existing bodies of law, including the criminal laws of various states, may be deemed to apply or new statutes or regulations may be adopted in the future, any of which could expose us to further liability and increase our costs of doing business.

Constant Contact’s subscribers could also use Constant Contact’s products or website to transmit negative messages or website links to harmful applications, reproduce and distribute copyrighted material or the trademarks of others without permission, or report inaccurate or fraudulent data or information. Any such use of Constant Contact’s products could damage our reputation and we could face claims for damages, copyright or trademark infringement, defamation, negligence or fraud. Moreover, Constant Contact’s customers’ promotion of their products and services through Constant Contact’s products may not comply with federal, state and foreign laws. We cannot predict whether Constant Contact’s role in facilitating these activities would expose us to liability under these laws. Even if claims asserted against Constant Contact do not result in liability, we may incur substantial costs in investigating and defending such claims. If Constant Contact is found liable for its customers’ activities, we could be required to pay fines or penalties, redesign business methods or otherwise expend resources to remedy any damages caused by such actions and to avoid future liability.

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

We now have, and expect to continue to have, significant indebtedness that could result in a material and adverse effect on our business. As of December 31, 2015, we had approximately $1,093.4 million of aggregate indebtedness. As of February 9, 2016, after giving effect to the acquisition of Constant Contact, we had approximately $2,082.6 million of aggregate indebtedness, net of original issue discount. Under our first lien term loan facility and our incremental first lien term loan facility entered into in connection with the acquisition of Constant Contact, we are required to repay approximately $2.6 million and $3.7 million, respectively, of principal at the end of each quarter and accrued interest upon the maturity of each interest accrual period, which totaled $52.2 million for the year ended December 31, 2015 and we currently estimate will be $15.8 million and $11.1 million, respectively, per fiscal quarter for 2016. The interest accrual periods under our Senior Credit Facilities are typically three months in duration. The actual amounts of our debt servicing payments vary based on the amounts of indebtedness outstanding, whether we borrow on a LIBOR or base rate basis, the applicable interest accrual periods and the applicable interest rates, which vary based on prescribed formulas.

We may be able to incur substantial additional debt in the future. The terms of the Senior Credit Facilities and the indenture governing the Notes permit us to incur additional debt subject to certain conditions. This high level of debt could have important consequences, including:

•	making it more difficult for us to make payments on our indebtedness;

•	increasing our vulnerability to general adverse financial, business, economic and industry conditions, as well as other factors that are beyond our control;

•	requiring us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions, research and development efforts and other general corporate purposes;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate and placing us at a disadvantage compared to our competitors that are less highly leveraged;

•	restricting our ability to pay dividends on our capital stock or redeem, repurchase or retire our capital stock or indebtedness;

•	limiting our ability to borrow additional funds;

•	exposing us to the risk of increased interest rates as certain of our borrowings are, and may in the future be, at variable interest rates;

•	requiring us to sell assets or incur additional indebtedness if we are not able to generate sufficient cash flow from operations to fund our liquidity needs;

•	requiring us to refinance all or a portion of our indebtedness at or before maturity; and

•	making it more difficult for us to fund other liquidity needs.

The occurrence of any one of these events or our failure to generate sufficient cash flow from operations could have a material adverse effect on our business, financial condition, results of operations and ability to satisfy our obligations under our indebtedness.

The terms of our Senior Credit Facilities and the indenture governing our outstanding Notes impose restrictions on our business, reducing our operational flexibility and creating default risks. Failure to comply with these restrictions, or other events, could result in default under the relevant agreements that could trigger an acceleration of our indebtedness that we may not be able to repay.

Our Senior Credit Facilities and the Notes require compliance with a set of financial and non-financial covenants. These covenants contain numerous restrictions on our ability to among other things:

•	incur additional debt;

•	make restricted payments (including any dividends or other distributions in respect of our capital stock and any investments);

•	sell or transfer assets;

•	enter into affiliate transactions;

•	create liens;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and

•	take other actions.

As a result, we may be restricted from engaging in business activities that may otherwise improve our business or from financing future operations or capital needs. Failure to comply with the covenants, if not cured or waived, could result in an event of default that could trigger acceleration of our indebtedness, which would require us to repay all amounts owing under the Senior Credit Facilities and the Notes and could have a material adverse impact on our business. Our Senior Credit Facilities and the indenture governing the Notes also contain provisions that trigger repayment obligations, including in some cases upon a change of control, as well as various representations and warranties which, if breached, could lead to events of default. We cannot be certain that our future operating results will be sufficient to ensure compliance with the covenants in our Senior Credit Facilities or the indenture governing the Notes or to remedy any defaults under our Senior Credit Facilities or the Notes. In addition, in the event of any event of default and related acceleration, we may not have or be able to obtain sufficient funds to make any accelerated payments.

EIG Investors, the borrower under our Senior Credit Facilities and the Issuer of the Notes, is a holding company, and may not be able to generate sufficient cash to service all of its indebtedness.

EIG Investors Corp, or EIG Investors, the borrower under our Senior Credit Facilities and the issuer of the Notes, has no direct operations and no significant assets other than the stock of its subsidiaries. Because it conducts its operations through its operating subsidiaries, EIG Investors depends on those entities to generate the funds necessary to meet its financial obligations, including its required obligations under our Senior Credit Facilities and the Notes. The ability of our subsidiaries to make transfers and other distributions to EIG Investors will be subject to, among other things, the terms of any debt instruments of those subsidiaries then in effect, applicable law, prevailing economic and competitive conditions and certain financial, business and other factors beyond our control. If transfers or other distributions from our subsidiaries to EIG Investors were eliminated, delayed, reduced or otherwise impaired, its ability to make payments on its obligations would be substantially impaired.

Furthermore, if EIG Investors’ cash flows and capital resources are insufficient to fund its debt service obligations, we may be forced to reduce or delay investments and capital expenditures, seek additional capital, restructure or refinance EIG Investors’ or our indebtedness, or sell assets. We may not be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all, which would limit EIG Investors’ ability to meet its scheduled debt service obligations (including in respect of the Senior Credit Facilities or the Notes). Our ability to restructure or refinance debt will depend on the condition of the capital markets and the financial condition of EIG Investors and us at the time. Any refinancing of EIG Investors’ debt could be at higher interest rates and may require EIG Investors to comply with more onerous covenants, which could further restrict our business operations. The Senior Credit Facilities and the indenture governing the Notes offered hereby will restrict our ability to use the proceeds from asset sales. We may not be able to consummate those asset sales to raise capital or sell assets at prices that we believe are fair, and any proceeds that we receive may not be adequate to meet any debt service obligations then due. In addition, any failure to make payments of interest and principal on EIG Investors’ outstanding indebtedness on a timely basis would likely result in a reduction of its credit rating, which could harm our ability to incur additional indebtedness.

EIG Investors may not be able to repurchase the Notes upon a change of control or pursuant to an asset sale offer, which would cause a default under the indenture governing the Notes and the Senior Credit Facilities.

Upon the occurrence of specific kinds of change of control events, EIG Investors will be required under the indenture governing the Notes to offer to repurchase all outstanding Notes at 101% of their principal amount plus accrued and unpaid interest, if any, unless the Notes have been previously called for redemption. The source of funds for any such purchase of the Notes will be EIG Investors’ available cash or cash generated from its subsidiaries’ operations or other sources, including borrowings, sales of assets or sales of equity. EIG Investors may not be able to repurchase the Notes upon a change of control because it may not have sufficient financial resources to purchase all of the Notes that are tendered upon a change of control. Further, EIG Investors may be contractually restricted under the terms of the Senior Credit Facilities from repurchasing all of the Notes tendered by holders upon a change of control. Accordingly, EIG Investors may not be able to satisfy its obligations to purchase the Notes unless it is able to refinance or obtain waivers under the Senior Credit Facilities. EIG Investors’ failure to repurchase the Notes upon a change of control would cause a default under the indenture governing the Notes and a cross default under the Senior Credit Facilities. The Senior Credit Facilities also provide that a change of control is a default that permits lenders to accelerate the maturity of borrowings thereunder. Any of EIG Investors’ future debt agreements may contain similar provisions.

In addition, in certain circumstances specified in the indenture governing the Notes, EIG Investors will be required to commence an asset sale offer, as defined under the indenture governing the Notes, pursuant to which it will be obligated to offer to purchase the applicable Notes at a price equal to 100% of their principal amount plus accrued and unpaid interest. EIG Investors’ other debt may contain restrictions that would limit or prohibit EIG Investors from completing any such asset sale offer. EIG Investors’ failure to purchase any such Notes when required under the indenture would be an event of default.

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

•	low trading volume, which could cause even a small number of purchases or sales of our stock to have an impact on the trading price of our common stock;

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of comparable companies;

•	actual or anticipated changes in our earnings or any financial projections we may provide to the public, or fluctuations in our operating results or in the expectations of securities analysts;

•	ratings changes by debt ratings agencies;

•	short sales, hedging and other derivative transactions involving our capital stock;

•	announcements of technological innovations, new products, strategic alliances, or significant agreements by us or by our competitors;

•	litigation or regulatory proceedings involving us;

•	investors’ general perception of us;

•	changes in general economic, industry and market conditions and trends; and

•	recruitment or departure of key personnel.

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

A substantial portion of our issued and outstanding common stock can be traded without restriction at any time, and the remaining shares of our issued and outstanding common stock can be sold subject to volume limitations and other requirements applicable to affiliate sales under the federal securities laws. As such, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. In addition, we have registered 18,000,000 shares of common stock that have been issued or reserved for future issuance under our 2013 Stock Incentive Plan, which we refer to as our 2013 Plan. Of these shares, as of December 31, 2015, a total of 12,754,559 shares of our common stock are subject to outstanding options, restricted stock units and restricted stock awards, of which 3,502,499 shares are exercisable or have vested. The exercise of these options or the vesting of restricted stock units and shares of restricted stock and the subsequent sale of the common stock underlying such options or upon the vesting of such restricted stock units and restricted stock awards could cause a decline in our stock price. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. We cannot predict the size of future issuances or the effect, if any, that any future issuances may have on the market price for our common stock.

In addition, holders of an aggregate of 71,896,177 shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Once we register these shares, they can be freely sold in the public market upon issuance, subject to any applicable vesting requirements.

Insiders have substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control.

As of December 31, 2015, our directors, executive officers and their affiliates beneficially own, in the aggregate, 56.7% of our issued and outstanding common stock. Specifically, investment funds and entities affiliated with Warburg Pincus own, in the aggregate, 34.9% of our issued and outstanding common stock, and investment funds and entities affiliated with Goldman Sachs own, in the aggregate, approximately 11.2% of our issued and outstanding common stock. As a result, these stockholders, if they act together, could have significant influence over the outcome of matters submitted to our stockholders for approval. Our stockholders agreement contains agreements among the parties with respect to certain matters, including the election of directors, and certain restrictions on our ability to effect specified corporate transactions. If these stockholders were to act together, they could have significant influence over the management and affairs of our company. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock. In particular, the significant ownership interest of investment funds and entities affiliated with Warburg Pincus and Goldman Sachs in our common stock could adversely affect investors’ perceptions of our corporate governance practices.

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

Our restated certificate of incorporation, our amended and restated bylaws, our stockholders agreement and Delaware law contain provisions that may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares of our common stock. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. Our corporate governance documents include provisions:

•	authorizing blank check preferred stock, which could be issued without stockholder approval and with voting, liquidation, dividend and other rights superior to our common stock;

•	limiting the liability of, and providing indemnification to, our directors and officers;

•	limiting the ability of our stockholders to call and bring business before special meetings; provided that for so long as investment funds and entities affiliated with Warburg Pincus or Goldman Sachs, collectively, own a majority of our issued and outstanding capital stock, special meetings of our stockholders may be called by the affirmative vote of the holders of a majority of our issued and outstanding voting stock;

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

Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, requires that we evaluate, test and document our internal controls and, as a part of that evaluation, documentation and testing, identify areas for further attention and improvement. In order to comply with Section 404, we will need to continue to dedicate internal resources, and potentially recruit additional finance and accounting personnel or engage outside consultants, to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement and maintain a continuous reporting and improvement process for internal control over financial reporting. Implementing and maintaining any appropriate changes to our internal controls may distract our officers and employees, entail substantial costs to modify our existing processes and take significant time to complete. These changes may not, however, be effective in maintaining the adequacy of our internal controls.

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

We do not currently anticipate that we will pay any cash dividends to holders of our common stock in the foreseeable future. Instead, we expect to retain any earnings to maintain and expand our existing operations, including through mergers and acquisitions, and to invest in the growth of our business. In addition, our ability to pay cash dividends is currently limited by the terms of our credit agreement and the indenture governing the Notes, and any future credit agreement may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, to realize any return on their investment.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

As of December 31, 2015, we provided our solutions through various offices and data centers, including:

•	approximately 77,000 square feet of leased office space located in Burlington, Massachusetts, which serves as our corporate headquarters, under a lease that expires in March 2026;

•	approximately 278,000 square feet of additional leased office space in the United States located primarily in Arizona, Texas, Utah and Washington;

•	approximately 158,000 square feet of leased office space outside of the United States located primarily in Brazil, China, India, Israel and the United Kingdom;

•	approximately 57,000 square feet of office and data center space we own in Utah, and

•	leased and co-located data center space located primarily in Massachusetts and Texas, with approximately 2,750 kilowatts of power under contract.

We believe that our facilities are adequate for our current needs and that suitable additional or substitute space will be available as needed to accommodate planned expansion of our operations.

ITEM 3.	Legal Proceedings

From time to time we are involved in legal proceedings or subject to claims arising in the ordinary course of our business. We are not presently involved in any such legal proceeding or subject to any such claim that, in the opinion of our management, would have a material adverse effect on our business, operating results or financial condition. However, the results of such legal proceedings or claims cannot be predicted with certainty, and regardless of the outcome, can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. Neither the ultimate outcome of the matters listed below nor an estimate of any probable losses or any reasonably possible losses can be assessed at this time.

Endurance

We received a subpoena dated December 10, 2015 from the Boston Regional Office of the SEC, requiring the production of certain documents, including, among other things, documents related to our financial reporting, including operating and non-GAAP metrics, refund, sales and marketing practices and transactions with related parties. We are fully cooperating with the SEC’s investigation, which is still in its preliminary stages. We can make no assurances as to the time or resources that will need to be devoted to this investigation or its final outcome, or the impact, if any, of this investigation or any related legal or regulatory proceedings on our business, financial condition, results of operations and cash flows.

On May 4, 2015, Christopher Machado, a purported holder of our common stock, filed a civil action in the United States District Court for the District of Massachusetts against us and our chief executive officer and our former chief financial officer, Machado v. Endurance International Group Holdings, Inc., et al., Civil Action No. 1:15-cv-11775-GAO. The plaintiff filed an amended complaint on December 8, 2015, alleging claims for violations of Section 10(b) and 20(a) of the Exchange Act, on behalf of a purported class of purchasers of our securities between February 25, 2014 and November 2, 2015. Those claims challenged as false or misleading certain of our disclosures about the number of customers paying over $500 per year for Endurance products and services, the average number of products sold per subscriber, and our monthly recurring revenue rate. The plaintiff seeks, on behalf of himself and the purported class, compensatory damages and his costs and expenses of litigation. The plaintiff has recently been given leave to file a second amended complaint, which will supersede the current complaint. That filing is due on March 18, 2016. We and the individual defendants intend to deny any liability or wrongdoing and to vigorously defend all claims asserted. We cannot, however, make any assurances as to the outcome of this proceeding.

Constant Contact

On December 10, 2015, Constant Contact received a subpoena from the Boston Regional Office of the SEC, requiring the production of documents pertaining to Constant Contact’s sales, marketing, and customer retention practices, and periodic public disclosure of financial and operating metrics. We are fully cooperating with the SEC’s investigation. We can make no assurances as to the time or resources that will need to be devoted to this investigation or its final outcome, or the impact, if any, of this investigation or any related legal or regulatory proceedings on our business, financial condition, results of operations and cash flows.

On August 7, 2015, a purported class action lawsuit, William McGee v. Constant Contact, Inc., et al, was filed in the United States District Court for the District of Massachusetts against Constant Contact and two of its former officers. The lawsuit asserts claims under Sections 10(b) and 20(a) of the Exchange Act, and is premised on allegedly false and/or misleading statements, and non-disclosure of material facts, regarding Constant Contact’s business, operations, prospects and performance during the proposed class period of October 23, 2014 to July 23, 2015. This litigation is in its very early stages. We and the individual defendants intend to vigorously defend all claims asserted. We cannot, however, make any assurances as to the outcome of this proceeding.

In September 2012, RPost Holdings, Inc., RPost Communications Limited and RMail Limited, or collectively, RPost, filed a complaint in the United States District Court for the Eastern District of Texas that named Constant Contact as a defendant in a lawsuit. The complaint alleged that certain elements of Constant Contact’s email marketing technology infringe five patents held by RPost. RPost seeks an award for damages in an unspecified amount and injunctive relief. In February 2013, RPost amended its complaint to name five of Constant Contact’s marketing partners as defendants. Under Constant Contact’s contractual agreements with these marketing partners, it is obligated to indemnify them for claims related to patent infringement. Constant Contact filed a motion to sever and stay the claims against its partners and multiple motions to dismiss the claims against it. In January 2014, the case was stayed pending the resolution of certain state court and bankruptcy actions involving RPost, to which Constant Contact is not a party. The stay was extended by agreement of the parties in December 2014. This litigation is in its very early stages. We believe we have meritorious defenses to any claim of infringement and intend to defend against the lawsuit vigorously.

Legal Proceedings Related to the Constant Contact acquisition

On December 11, 2015, a putative class action lawsuit relating to the Constant Contact acquisition, captioned Irfan Chawdry, Individually and On Behalf of All Others Similarly Situated v. Gail Goodman, et al. Case No. 11797, or the Chawdry Complaint, and on December 21, 2015, a putative class action lawsuit relating to the acquisition captioned David V. Myers, Individually and On Behalf of All Others Similarly Situated v. Gail Goodman, et al. Case No. 11828, or the Myers Complaint (together with the Chawdry Complaint, the Complaints) filed in the Court of Chancery of the State of Delaware naming Constant Contact, each of Constant Contact’s directors, Endurance and Paintbrush Acquisition Corporation as defendants. The Complaints generally allege, among other things, that in connection with the acquisition the directors of Constant Contact breached their fiduciary duties owed to the stockholders of Constant Contact by agreeing to sell Constant Contact for purportedly inadequate consideration, engaging in a flawed sales process, omitting material information necessary for stockholders to make an informed vote, and agreeing to a number of purportedly preclusive deal protection devices. The Complaints seek, among other things, to rescind the acquisition, as well as award of plaintiffs’ attorneys’ fees and costs in the action. The defendants have not yet answered or otherwise responded to either of these Complaints. The defendants believe the claims asserted in the Complaints are without merit and intend to defend against these lawsuits vigorously.

ITEM 4.	Mine Safety Disclosures

Not applicable.

Part II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Our Common Stock and Related Stockholder Matters

Our common stock is listed on The NASDAQ Global Select Market under the symbol “EIGI”. The following table shows the high and low sales price per share of our common stock as reported on the NASDAQ Global Select Market for the periods indicated:

	High	Low
Year Ended December 31, 2014
First Quarter	$16.33	$10.98
Second Quarter	$16.09	$11.67
Third Quarter	$17.00	$12.17
Fourth Quarter	$19.09	$14.02
Year Ended December 31, 2015
First Quarter	$20.45	$15.92
Second Quarter	$23.49	$15.82
Third Quarter	$22.37	$12.11
Fourth Quarter	$15.48	$10.29

Stockholders

As of February 19, 2016 there were approximately 57 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

Dividend Policy

We currently intend to retain future earnings, if any, to finance the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to declare dividends will be subject to the discretion of our board of directors and applicable law and will depend on various factors, including our results of operations, financial condition, prospects and any other factors deemed relevant by our board of directors. Our credit agreement and the indenture governing the Notes limits our ability to pay cash dividends on our common stock, and the terms of any future loan agreement into which we may enter or any additional debt securities we may issue are likely to contain similar restrictions on the payment of dividends.

Securities Authorized for Issuance Under Equity Compensation Plan

The information concerning our equity compensation plan is incorporated by reference from the information in our Proxy Statement for our 2016 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

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

The graph set forth below compares the cumulative total return on our common stock to the cumulative total return of the NASDAQ Composite Index and the RDG Internet Composite from October 25, 2013 (the first date that shares of our common stock were publicly traded) through December 31, 2015. The comparison assumes $100 was invested after the market closed on October 25, 2013 in our common stock, and each of the foregoing indices, and it assumes the reinvestment of dividends, if any.

The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

	10/25/13	12/31/13	3/31/14	6/30/14	9/30/14	12/31/14	3/31/15	6/30/15	9/30/2015	12/31/15
Endurance International Group Holdings, Inc.	$100.00	$126.04	$115.64	$135.91	$144.62	$163.82	$169.42	$183.64	$118.76	$97.16
NASDAQ Composite Index	$100.00	$111.08	$112.01	$117.49	$119.85	$126.27	$130.54	$133.26	$123.28	$133.90
RDG Internet Composite Index	$100.00	$118.06	$112.86	$116.34	$120.15	$115.51	$122.96	$127.23	$131.07	$158.34

ITEM 6.	Selected Consolidated Financial Data

The consolidated statements of operations data for the years ended December 31, 2013, 2014 and 2015, and the consolidated balance sheet data as of December 31, 2014 and 2015, are derived from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of Sponsor Acquisition” in Part II, Item 7 of this Annual Report on Form 10-K. The consolidated statement of operations data for the period from January 1, 2011 through December 21, 2011, the period from December 22, 2011 through December 31, 2011 and the year ended December 31, 2012, and the consolidated balance sheet data as of December 31, 2011, 2012 and 2013, are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in any future period. You should read the following selected consolidated financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K.

	Predecessor(1)	Successor(1)
	Period from January 1 through December 21, 2011	Period from December 22 through December 31, 2011	Year Ended December 31, 2012	Year Ended December 31, 2013	Year Ended December 31, 2014	Year Ended December 31, 2015
		(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenue	$187,340	$2,967	$292,156	$520,296	$629,845	$741,315
Cost of revenue(2)	133,399	3,901	237,179	350,103	381,488	425,035

Gross profit	53,941	(934)	54,977	170,193	248,357	316,280
Operating expense:
Sales and marketing	54,932	1,482	83,110	117,689	146,797	145,419
Engineering and development	5,538	101	13,803	23,205	19,549	26,707
General and administrative	16,938	3,755	48,411	92,347	69,533	90,968

Total operating expense(3)	77,408	5,338	145,324	233,241	235,879	263,094
Income (loss) from operations	(23,467)	(6,272)	(90,347)	(63,048)	12,478	53,186
Total other expense, net	(50,291)	(855)	(126,131)	(98,327)	(57,083)	(52,974)

Income (loss) before income taxes and equity earnings of unconsolidated entities	(73,758)	(7,127)	(216,478)	(161,375)	(44,605)	212
Income tax expense (benefit)	126	(2,746)	(77,203)	(3,596)	6,186	11,342

Loss before equity earnings of unconsolidated entities	(73,884)	(4,381)	(139,275)	(157,779)	(50,791)	(11,130)
Equity loss of unconsolidated entities, net of tax	—	—	23	2,067	61	14,640

Net loss	$(73,884)	$(4,381)	$(139,298)	$(159,846)	$(50,852)	$(25,770)
Net loss attributable to non-controlling interest	—	—	—	(659)	(8,017)	—

Net loss attributable to Endurance International Group Holdings, Inc.	$(73,884)	$(4,381)	$(139,298)	$(159,187)	$(42,835)	$(25,770)

Net loss per share attributable to Endurance International Group Holdings, Inc. basic and diluted		$(0.05)	$(1.44)	$(1.55)	$(0.34)	$(0.20)

Weighted average shares used to compute net loss per share attributable to Endurance International Group Holdings, Inc. basic and diluted		96,370,14	96,562,674	102,698,773	127,512,346	131,340,557

(1)	On December 22, 2011, investment funds and entities affiliated with Warburg Pincus and Goldman, Sachs & Co. acquired a controlling interest in our company, which we refer to as the Sponsor Acquisition. Our company is referred to as the “predecessor” for all periods prior to the Sponsor Acquisition and is referred to as the “successor” for all periods after the Sponsor Acquisition.
(2)	Includes stock-based compensation expense of $26,000, $126,000, $0.5 million and $2.0 million, for the years ended December 31, 2012, 2013, 2014 and 2015, respectively. We recorded no stock-based compensation expense to cost of revenue in 2011. Also includes amortization expense of $50.4 million for the predecessor period of 2011, $1.7 million for the successor period of 2011 and $88.1 million, $105.9 million, $102.7 million and $91.1 million for the years ended December 2012, 2013,2014 and 2015, respectively.
(3)	Includes stock-based compensation expense of $1.0 million for the predecessor period of 2011 and, $2.3 million, $10.6 million, $15.5 million and $27.9 million for the years ended December 31, 2012, 2013,2014 and 2015, respectively.

	As of December 31,
	2011	2012	2013	2014	2015
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$16,953	$23,245	$66,815	$32,379	$33,030
Property and equipment, net	12,216	34,604	49,715	56,837	75,762
Working capital	(70,763)	(203,853)	(160,511)	(274,726)	(370,335)
Total assets	1,166,213	1,538,136	1,580,938	1,746,043	1,803,490
Current and long-term debt	350,000	1,130,000	1,047,375	1,086,875	1,093,375
Current and long-term capital lease obligations	—	—	—	8,095	13,081
Redeemable convertible preferred stock	149,604	—	—	—	—
Total stockholders’ equity	652,540	70,155	155,262	174,496	179,674

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

Overview

We are a leading provider of cloud-based platform solutions designed to help small and medium-sized businesses, or SMBs, succeed online. Leveraging our proprietary technology platform, we serve approximately 4.7 million subscribers globally with a comprehensive and integrated suite of over 150 products and services that help SMBs get online, get found and grow their businesses. Historically, our products focused largely on web hosting and other basic web presence solutions such as domains, but over time we have expanded to offer security, site backup, SEO and SEM, Google Adwords, mobile solutions, social media enablement, website analytics, email marketing and productivity and e-commerce tools, among others. More recently, we have launched additional products and services, including website builders, mobile site builders, cloud hosting solutions, premium domains and cloud storage solutions, both to satisfy existing subscriber needs and to expand the product gateways through which new subscribers initially reach us.

Over our 18-year history, we have refined our platform and our analytics to collect insights into the needs and aspirations of our subscribers. These insights allow us to engage our subscribers in timely and compelling ways, driving significant business value for them. We believe that our platform delivers cloud-based solutions quickly, cost-effectively, reliably and securely. These strengths and capabilities help us attract and retain subscribers, who then demand additional products and services from us over time.

Our revenue has grown from $520.3 million for fiscal year 2013 to $629.8 million for fiscal year 2014 and to $741.3 million for fiscal year 2015. This growth in our revenue was driven by acquisitions and by increasing product offerings and subscribers. Our net loss attributable to Endurance International Group Holdings, Inc. was $159.2 million for fiscal year 2013, which dropped to $42.8 million for fiscal year 2014, and dropped further to $25.8 million for fiscal year 2015. The decreases in our net loss are primarily attributable to the growth in our revenue, and to a lesser extent, one-time costs incurred for our initial public offering in fiscal year 2013.

Recent Developments

Constant Contact Acquisition

On October 30, 2015, we entered into a definitive agreement pursuant to which we agreed to acquire all of the outstanding shares of common stock of Constant Contact for $32.00 per share in cash, for a total purchase price of approximately $1.1 billion. Constant Contact is a leading provider of online marketing tools that are designed for small organizations, including small businesses, associations and non-profits. The acquisition closed on February 9, 2016.

Expected benefits of the acquisition include:

•	Extension of Endurance’s product offerings. We will increase our product portfolio of solutions and integrated products through the addition of Constant Contact’s suite of online marketing tools such as email marketing, event management, social media integration and contact management systems. We expect to offer Constant Contact’s email marketing products alongside our existing products, thereby expanding our position as a leading provider of end-to-end web presence and marketing solutions for SMBs.

•	Extension of Endurance’s core capabilities. Constant Contact has historically focused heavily on product development, and specifically on user experience, subscriber analytics and engagement models. We expect that the combination of this expertise with our historic focus on marketing networks and distribution platforms will enhance our standing as a leader in online SMB services as we expand to a more comprehensive suite of products and services for SMBs.

•	Continuation of a successful partnership. The acquisition will build on our existing partnership with Constant Contact, through which we already offer the Constant Contact suite of products along with other products and services we make available to our subscriber base. Based on the results of this partnership to date, we believe that there is considerable demand within our subscriber base for Constant Contact’s suite of products.

•	Creation of significant operational and financial scale. We expect efficiencies to come from leveraging our fixed costs, sharing talent in technology and product development, the reduction of redundant costs and the combined use of our marketing channels. As we grow following the acquisition, we expect these efficiencies to support longer-term growth and value creation for our subscribers.

In connection with and concurrently with the acquisition, we entered into a $735 million incremental first lien term loan facility and a $165 million revolving credit facility (which replaced our existing $125 million revolving credit facility) and issued $350 million of 10.875% senior notes due 2024. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Part II, Item 7 of this Annual Report on Form 10-K for additional information on the financing transactions associated with our acquisition of Constant Contact.

WZ UK Ltd. Acquisition

On January 6, 2016, we exercised an option to increase our stake in WZ UK Ltd., a provider of technology and sales marketing services associated with web builder solutions, from 49% to 57.5%, in exchange for a payment of approximately $2.1 million to the other shareholders of WZ UK Ltd. Subject to certain performance milestones being met, we have an option to purchase, and the other shareholders of WZ UK Ltd. have an option to sell to us within three years, the remaining shares of WZ UK Ltd. at a per-share price to be determined based on a multiple of revenue. The net loss for WZ UK Ltd. for the year ended December 31, 2015 was $28.4 million, of which our portion, recorded in our statement of operations, was $13.9 million. Our adjusted EBITDA for the year ended December 31, 2015 does not include our proportionate share of WZ UK Ltd.’s net loss. As a result of our increased ownership in WZ UK Ltd., we will consolidate WZ UK Ltd. in our future financial statements starting in the first quarter of 2016 and our adjusted EBITDA will reflect the WZ UK Ltd. net income (loss).

Key Metrics

We did not report monthly recurring revenue, or MRR, retention rate figures in our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2014 and 2015 because we had identified errors in our business intelligence system that impacted MRR and two of our other previously reported performance metrics, the number of products per subscriber, or PPS, and the number of subscribers paying us $500 or more per year, or 500+ Subscribers. We undertook to recalculate revised numbers for these metrics using an upgraded version of the business intelligence system that we believe has corrected these errors. These errors only affected these three performance metrics and did not impact our GAAP financial results, our adjusted EBITDA, free cash flow or unlevered free cash flow metrics, ARPS, or total subscriber figures.

In January 2016, we completed our review and recalculation of MRR for all past periods beginning with the three and nine months ended September 30, 2013 and determined that our previously reported MRR figures for those periods will remain at 99%. In addition, we determined that MRR for the three and nine months ended September 30, 2014 and 2015 was 99%.

In February 2016, we completed our review and recalculation of PPS and 500+ Subscribers for all past periods beginning with the fourth quarter of 2013. Previously reported and revised figures for PPS and 500+ Subscribers are shown in the charts below; however, for both metrics, the previously reported and revised figures are not directly comparable due to multiple inconsistencies and errors in the calculations used to arrive at the previously reported figures.

(1)	Based on data for our HostGator, BlueHost, iPage, Fatcow, Homestead, A Small Orange and Domain.com brands and the smaller brands that share a billing platform with those brands, which together accounted for approximately 80% of our revenue for the twelve months ended December 31, 2015. Previously disclosed and revised figures are not directly comparable due to inconsistencies which have been corrected in the revised figures.

We define PPS as the number of products purchased across our platform divided by our subscribers at the end of the period, whether those products are sold in bundles or individually, and 500+ Subscribers as the number of subscribers paying us the annualized equivalent of $500 or more as of the measurement date. The PPS and 500+ Subscribers figures cover our HostGator, Bluehost, iPage, Fatcow, Homestead, A Small Orange and Domain.com brands and the smaller brands that share a billing platform with those brands, which together accounted for approximately 80% of our revenue for the year ended December 31, 2015. The revised PPS and 500+ Subscriber figures reflect corrections to adjust for the errors identified in our business intelligence system. In addition, the revised figures only count subscribers who meet our definition of total subscribers for the covered brands, and reflect a consistent methodology across these brands.

The significant increase in PPS in the fourth quarter of 2014 is attributable to an adjustment to the number of our total subscribers to eliminate inactive customers that were first identified as inactive in that quarter. The impact of that adjustment on our total subscriber count in that quarter was offset by our inclusion, beginning in the fourth quarter of 2014, of customers of subscription-based products other than our hosted web presence solutions, which at that time consisted mostly of subscribers to our JDI Backup cloud storage and backup products. Because JDI Backup was not among the brands covered by the PPS calculation, the elimination of the inactive customers impacted the revised PPS figures.

Due to the significant size of the Constant Contact acquisition and the difference in subscriber profile between Endurance and Constant Contact, we will no longer report PPS or 500+ Subscribers going forward.

Non-GAAP Financial Measures and Key Metrics

In addition to our financial information presented in accordance with GAAP, we use certain “non-GAAP financial measures” described below to evaluate the operating and financial performance of our business, identify trends affecting our business, develop projections and make strategic business decisions. Generally, a non-GAAP financial measure is a numerical measure of a company’s operating performance or financial position that includes or excludes amounts that are included or excluded from the most directly comparable measure calculated and presented in accordance with GAAP. We monitor the non-GAAP financial measures described below, and we believe they are helpful to investors, because we believe they reflect the operating performance of our business, excluding some recurring and non-recurring expenses that are included in the most directly comparable measures calculated and presented in accordance with GAAP.

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

Historically, we also presented adjusted net income, but starting in the second quarter of 2015, we no longer present this measure.

The following table summarizes these non-GAAP financial measures and key metrics for the periods presented (in thousands, except average revenue per subscriber and monthly recurring revenue retention rate):

	Year Ended December 31,
	2013	2014	2015
Financial and other metrics:
Total subscribers	3,502	4,087	4,669

Average subscribers	3,363	3,753	4,358
Average revenue per subscriber	$13.09	$14.48	$14.29
Monthly recurring revenue retention rate	99%	99%	99%
Adjusted EBITDA	$207,931	$235,618	$267,452

Total Subscribers

We define total subscribers as those that, as of the end of a period, are identified as subscribing directly to our products on a paid basis, excluding accounts that access our solutions via resellers or that purchase only domain names from us.

Historically, in calculating total subscribers, we included the number of end-of-period subscribers we added through business acquisitions as if those subscribers had subscribed with us since the beginning of the period presented. Since the first quarter of 2014, we have included subscribers we added through business acquisitions from the closing date of the relevant acquisition. Additionally, in the fourth quarter of 2014, we modified our definition of total subscribers to better reflect our expanding product mix by including paid subscribers to all of our subscription-based products (other than accounts that access our solutions via resellers or that purchase only domain names from us, rather than limiting the definition to paid subscribers to our hosted web presence solutions. Subscribers of more than one brand are counted as separate subscribers. Total subscribers for a period reflects adjustments to add or subtract subscribers as we integrate acquisitions and/or are otherwise able to identify subscribers that meet, or do not meet, the definition of total subscribers.

Our total subscriber base increased from 3.5 million as of December 31, 2013 to 4.1 million as of December 31, 2014 and to 4.7 million as of December 31, 2015. The increase in our subscriber base during 2014 was driven primarily by word-of-mouth referrals, our referral and reseller network, on-boarding subscribers from acquisitions and the inclusion, commencing with the fourth quarter of 2014, of subscribers to all of our subscription-based products (other than accounts that access our solutions via resellers or that purchase only domain names from us) rather than just subscribers to our hosted web presence solutions. Of the approximately 582,000 increase in our total subscriber base from December 31, 2014 to December 31, 2015, approximately 158,000, or 27% of the increase, consisted of pre-acquisition subscriber bases of companies we acquired during 2015, and approximately 90,000, or 15% of the increase, consisted of the adjustments described above. The balance of the increase was due primarily to growth in our business and marketing efforts.

Average Revenue per Subscriber

ARPS is a non-GAAP financial measure that we calculate as the amount of revenue we recognize in a period, including marketing development funds and other revenue not received from subscribers, divided by the average of the number of total subscribers at the beginning of the period and at the end of the period, which we refer to as average subscribers for the period. Historically, we adjusted the amount of revenue to include the revenue generated from subscribers we added through business acquisitions as if those acquired subscribers had been our subscribers since the beginning of the period presented. Since the first quarter of 2014, we have included the revenue we add through business acquisitions from the date of the relevant acquisition. We believe ARPS is an indicator of our ability to optimize our mix of products and services and pricing and sell products and services to new and existing subscribers. As we on-board new subscribers, we typically on-board them at introductory prices, which negatively impacts ARPS. Furthermore, ARPS can be impacted by our acquisitions since the acquired subscribers may have higher or lower than average ARPS.

In calculating ARPS, we increase revenue for the “purchase accounting adjustment” for acquisitions, which represents the reduction of post-acquisition revenues from the write-down of deferred revenue to fair value as of the acquisition date. Post-acquisition, deferred revenues are recognized at the reduced amount, until such time that the subscription is renewed. The impact generally normalizes within a year following the acquisition.

ARPS does not represent an exact measure of the average amount a subscriber spends with us each month, since our calculation of ARPS is impacted by revenues generated by non-subscribers. We have three principal sources of non-subscriber revenue: revenue attributable to customers who purchase only a domain name from us and do not purchase any other products, or domain-only customers, domain monetization revenue, and marketing development funds.

Domain monetization revenue consists principally of revenue from our BuyDomains brand, which provides premium domain name products and services, and, to a lesser extent, revenue from advertisements placed on unused domains (often referred to as “parked” pages) owned by us or our customers. Historically, the contribution of domain monetization activities to our revenue and adjusted revenue has been insignificant, but has been increasing beginning in 2014 primarily due to our acquisition of BuyDomains in September 2014. Our domain monetization revenue (and adjusted revenue) was $3.0 million, $19.2 million and $39.6 million for the years ended December 31, 2013, 2014 and 2015, respectively, and its exclusion from our ARPS calculation would have resulted in ARPS being $0.07, $0.43 and $0.76 lower for those periods, respectively.

Marketing development funds are amounts that certain of our partners pay us to assist in and incentivize our marketing of their products. Our marketing development fund revenue (and adjusted revenue) was $7.5 million, $9.1 million and $13.0 million for the years ended December 31, 2013, 2014 and 2015, respectively, and its exclusion from our ARPS calculation would have resulted in ARPS being $0.19, $0.20 and $0.25 lower for those periods, respectively.

Although we are able to measure the total amount of our revenue from domains, we are not able to further break down domain revenue into revenue from domain-only customers versus revenue from customers who purchase domains from us in addition to other products. Total adjusted revenue from domains was $67.1 million, $111.9 million and $127.4 million for the years ended December 31, 2013, 2014 and 2015, respectively.

The following tables reflect the reconciliation of adjusted revenue from domains to revenue from domains in accordance with GAAP:

	Year Ended December 31,
	2013	2014	2015
	(in thousands)
Revenue	$66,397	$91,300	$125,190
Purchase accounting adjustment	747	20,561	2,198

Domain adjusted revenue	$67,144	$111,861	$127,388

A portion of our revenue is generated from customers that resell our services. We refer to these customers as “resellers.” We consider these resellers (rather than the end user customers of these resellers) to be subscribers under our total subscribers definition, because we do not have a billing relationship with the end users and cannot determine the number of end users acquiring our services through a reseller. Additionally, a majority of our reseller revenues are for the purchase of domains and are included in the figures for adjusted revenue from domains shown above. Total adjusted revenue from resellers, excluding the portion that relates to domains, for the years ended December 31, 2013, 2014 and 2015 was $19.3, $23.9 and $25.5 million, respectively.

The following tables reflect the reconciliation of adjusted revenue from resellers to revenue from resellers in accordance with GAAP:

	Year Ended December 31,
	2013	2014	2015
	(in thousands)
Revenue	$19,270	$23,525	$25,441
Purchase accounting adjustment	—	350	17

Domain adjusted revenue	$19,270	$23,875	$25,458

For the years ended December 31, 2013 and 2014, ARPS increased from $13.09 to $14.48, respectively. This increase in ARPS was driven primarily by increasing demand for our solutions and the acquisition of Directi in 2014.

For the years ended December 31, 2014 and 2015, ARPS decreased from $14.48 to $14.29, respectively. This decrease in ARPS was driven primarily by subscribers coming to our platform through new gateway products, some of which are lower priced than our traditional web presence offerings, and by new subscribers joining us at low introductory prices for their first year with us. This decrease was partially offset by increased revenue from non-subscriber based revenue such as domain monetization and marketing development funds.

The following table reflects the reconciliation of ARPS to revenue calculated in accordance with GAAP.

	Year Ended December 31,
	2013	2014	2015
	(in thousands, except ARPS data)
Revenue	$520,296	$629,845	$741,315
Purchase accounting adjustment	7,311	22,100	5,724
Pre-acquisition revenue from acquired properties	512	—	—

Adjusted revenue	$528,119	$651,945	$747,039

Total subscribers	3,502	4,087	4,669
Average subscribers for the period	3,363	3,753	4,358
ARPS	$13.09	$14.48	$14.29

Monthly Recurring Revenue Retention Rate

We believe that our ability to retain revenue from our subscribers is an indicator of the long-term value of our subscriber relationships and the stability of our revenue base. To assess our performance in this area, we measure our MRR retention rate which reflects both subscriber churn and additional revenue from existing subscribers due to renewals, upsells and price changes. We calculate MRR retention rate at the end of a period by taking the retained recurring value of subscription revenue of all active subscribers of our major brands at the end of the prior period and dividing it into the retained recurring value of subscription revenue for those same subscribers at the end of the period presented. The brands included in this calculation are our HostGator, Bluehost, iPage, Fatcow, Homestead, A Small Orange and Domain.com brands and the smaller brands that share a billing platform with those brands, which together accounted for approximately 80% of our revenue for the year ended December 31, 2015. A number of our recently acquired and international brands are not included in MRR, including in particular our Directi brands and our JDI Backup cloud storage brands, because these brands have not yet been integrated into our business intelligence system and we are not able to produce adequately reliable MRR data for them. MRR for a period is presented as a rolling average of MRR for the most recent four quarters. We believe MRR retention rate is an indicator of our ability to retain existing subscribers, upsell products and services to them and maintain subscriber satisfaction. MRR can be impacted by factors such as subscriber churn, new subscriber additions, increases in pricing and product uptake.

Our MRR retention rate was 99% for all periods presented.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss) plus (i) changes in deferred revenue, depreciation, amortization, stock-based compensation expense, loss of unconsolidated entities, net loss on sale of assets, expenses related to integration of acquisitions and restructurings, transaction expenses and charges, including preparation for our IPO and any dividend-related payments accounted for as compensation expense, certain legal advisory expenses, interest expense and income tax expense, less (ii) earnings of unconsolidated entities, net gain on sale of assets and the impact of purchase accounting related to reduced fair value of deferred domain registration costs. We view adjusted EBITDA as a performance measure. Due to our history of acquisitions and financings, we have incurred and will continue to incur charges for integration, restructuring and transaction expenses that primarily relate to the process of acquiring another business and integrating that business into our support and/ or technical platforms. We believe that adjusting for these items is useful to investors in evaluating the post-integration performance of our company. We manage our business based on the cash collected from our subscribers and the cash required to acquire and service those subscribers. We believe highlighting cash collected and cash spent in a given period provides insight to an investor to gauge the overall performance of our business. Under GAAP, although subscription fees are paid in advance, we recognize the associated revenue over the subscription term, which does not fully reflect short-term trends in our operating results. In order to capture these trends and report our performance consistently with how we manage our business, we include the change in deferred revenue for the period in our calculation of adjusted EBITDA for that period.

The following table reflects the reconciliation of adjusted EBITDA to net loss calculated in accordance with GAAP for the periods presented.

	Year Ended December 31,
	2013	2014	2015
	(in thousands)
Net loss	$(159,846)	$(50,852)	$(25,770)
Stock-based compensation	10,763	16,043	29,925
(Gain) loss on sale of assets	309	(168)	(155)
Loss of unconsolidated entities(1)	2,067	61	9,200
Amortization of other intangible assets	105,915	102,723	91,057
Amortization of deferred financing costs	2,768	83	82
Changes in deferred revenue(2)	51,047	67,654	34,241
Impact of reduced fair value of deferred domain registration costs	—	(18,782)	(2,005)
Transaction expenses and charges(3)	45,036	4,787	9,582
Integration and restructuring expenses	45,594	19,927	16,262
Legal advisory expenses(4)	—	—	1,349
Depreciation	18,615	30,956	34,010
Income tax expense	(3,596)	6,186	11,342
Interest expense, net (excluding impact of amortization of deferred financing costs)	89,259	57,000	58,332

Adjusted EBITDA	$207,931	$235,618	$267,452

(1)	The loss of unconsolidated entities is reported on a net basis for the year ended December 31, 2015. The year ended December 31, 2015 includes our proportionate share of net losses from unconsolidated entities of $14.6 million, partially offset by the $5.4 million gain for the redemption of our equity interest in World Wide Web Hosting (Site5).
(2)	Changes in deferred revenue were higher in 2014, primarily due to the purchase accounting adjustment related to the acquisition of Directi.
(3)	Includes loan prepayment penalty of $6.3 million for the year ended December 31, 2014, which is included in interest expense in the consolidated statements of operations and comprehensive loss.
(4)	Consists of legal and related advisory expenses associated with matters that are the subject of a class action lawsuit filed against us in May 2015 and the SEC subpoena received by us in December 2015.

The following table provides a reconciliation of net interest expense included in the adjusted EBITDA table above to the net interest expense in our consolidated statements of operations and comprehensive loss.

	Year Ended December 31,
	2013	2014	2015
	(in thousands)
Interest expense, net (excluding impact of deferred financing costs)	$89,259	$57,000	$58,332
Amortization of deferred financing costs	2,768	83	82
Transaction expense—loan prepayment penalty	6,300	—	—
Other income	—	—	(5,440)

Total other expense, net in consolidated statements of operations and comprehensive loss	$98,327	$57,083	$52,974

Net loss decreased from $159.8 million for the year ended December 31, 2013 to $50.8 million for the year ended December 31, 2014 primarily as a result of our revenue growth, including revenue growth associated with acquisitions. Additionally, we incurred lower costs for acquisition, integration and restructuring expenses, and did not incur the IPO costs incurred in the 2013 period. Net loss decreased from $50.8 million for the year ended December 31, 2014 to $25.8 million for the year ended December 31, 2015 primarily as a result of our revenue growth, including revenue growth associated with acquisitions.

Adjusted EBITDA increased from $207.9 million for the year ended December 31, 2013 to $235.6 million for the year ended December 31, 2014. These increases in adjusted EBITDA were primarily a result of our revenue growth, including revenue growth associated with acquisitions, increases in the number of subscribers on our platform and achieving greater scale benefits. During 2014 this growth was impacted by our increased investments in marketing and by the additional costs we incurred related to being a public company.

Adjusted EBITDA increased from $235.6 million for the year ended December 31, 2014 to $267.5 million for the year ended December 31, 2015. This increase in adjusted EBITDA was primarily a result of our revenue growth, including revenue growth associated with acquisitions and a reduction in marketing expenses as we reduced marketing spend for certain products, including cloud storage products, as our subscriber base became more familiar with these products. The impact of these factors was partially offset by increased investment in our data center and subscriber support infrastructure and increases in engineering and development expense and general and administrative expense.

Components of Operating Results

Revenue

We generate revenue primarily from selling subscriptions for our cloud-based products and services. The subscriptions we offer are similar across all of our brands and are provided under contracts pursuant to which we have ongoing obligations to support the subscriber. These contracts are generally for service periods of up to 36 months and typically require payment in advance at the time of initiating the subscription for the entire subscription period. Typically, we also have arrangements in place to auto renew a subscription at the end of the subscription period. Due to factors such as introductory pricing, our renewal fees may be higher than our initial subscription. We sell more subscriptions with 12 month terms than with any other term length. We also earn revenue from the sale of domain name registrations, premium domains and non-term based products and services, such as certain online security products and professional technical services as well as through referral fees and commissions. We expect our revenue to increase in future periods as we expand our subscriber base, including through acquisitions, and the roll out of new subscriber acquisition channels such as web builders and mobile applications.

Cost of Revenue

Cost of revenue includes costs of operating our subscriber support organization, fees we pay to register domain names for our subscribers, costs of operating our data center infrastructure, such as technical personnel costs associated with monitoring and maintaining our network operations, fees we pay to third-party product and service providers, and merchant fees we pay as part of our billing processes. We also allocate to cost of revenue the depreciation and amortization related to these activities and the intangible assets we have acquired, as well as a portion of our overhead costs attributable to our employees engaged in subscriber support activities. In addition, cost of revenue includes stock-based compensation expense for employees engaged in support and network operations. We expect cost of revenue to increase in absolute dollars in future periods as we expand our subscriber base, increase our levels of subscriber support, expand our domain name business and add data center capacity. Cost of revenue may increase or decrease as a percentage of revenue in a given period, depending on our ability to manage our infrastructure costs, in particular with respect to data centers and support, the amount of third-party product and services that we sell and as a result of our amortization expense related to acquisitions.

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

Operating Expense

We classify our operating expense into three categories: sales and marketing, engineering and development, and general and administrative. Although our operating expenses will increase as a result of the Constant Contact acquisition, we are planning approximately $55.0 million of annual run rate cost reductions for the combined business, which we expect will be implemented by the end of 2016, with a majority of those cost reductions impacting operating expenses. In connection with these cost reduction plans, we expect to incur approximately $18.0 million to $22.0 million of restructuring charges, consisting of severance and facility exit related charges. A significant majority of the restructuring charge will be incurred in fiscal year 2016.

Sales and Marketing

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

Engineering and Development

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

General and Administrative

General and administrative expense includes the cost of employees engaged in corporate functions, such as finance, human resources, legal affairs and general management. General and administrative expense also includes all facility and related overhead costs not allocated to cost of revenue, as well as insurance premiums and professional service fees. We incurred additional expenses in preparing for our IPO during 2013 and will continue to incur expenses associated with being a publicly traded company and due to our expansion into international territories, including increased legal, corporate insurance, tax and accounting expenses, and the additional costs of maintaining compliance with Section 404 of the Sarbanes-Oxley Act and other regulations. General and administrative expense includes stock-based compensation expense for employees engaged in general and administrative activities.

Other Income (Expense)

Other income (expense) consists primarily of costs related to, and interest paid on, our indebtedness. We include the cash cost of interest payments and loan financing fees, the amortization of deferred financing costs and the amortization of the net present value adjustment which we may apply to some deferred consideration payments related to our acquisitions in our calculation of interest expense. Interest income consists primarily of interest income earned on our cash and cash equivalents balances. Our interest expense may increase in future periods if we continue to finance acquisitions through the issuance of debt. We expect our interest expense to increase in future periods as a result of the financing transactions we entered into in connection with our acquisition of Constant Contact. Other income (expense) also includes gains or losses recognized on investments in unconsolidated entities.

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

We believe that the following significant accounting policies, which are more fully described in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations. We believe that our critical accounting policies and estimates are the assumptions and estimates associated with the following:

•	revenue recognition,

•	goodwill,

•	long-lived assets,

•	derivative instruments,

•	depreciation and amortization,

•	income taxes, and

•	stock-based compensation arrangements.

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

When multiple deliverables included in a multiple-element service arrangement are separated into different units of accounting, the total transaction amount is allocated to the identified separate units based on a relative selling price hierarchy. We determine the relative selling price for a deliverable based on vendor specific objective evidence, or VSOE, of fair value, if available, or best estimate of selling price, or BESP, if VSOE is not available. We have determined that third-party evidence of selling price, or TPE, is not a practical alternative due to differences in our multi-brand offerings compared to competitors and the availability of relevant third-party pricing information. We have not established VSOE for our offerings due to lack of pricing consistency, the introduction of new products, services and other factors. Accordingly, we generally allocate revenue to the deliverables in the arrangement based on the BESP. We determine BESP by considering our relative selling prices, competitive prices in the marketplace and management judgment; these selling prices, however, may vary depending upon the particular facts and circumstances related to each deliverable. We analyze the selling prices used in our allocation of transaction amount, at a minimum, on a quarterly basis. Selling prices will be analyzed on a more frequent basis if a significant change in our business necessitates a more timely analysis.

We maintain a reserve for refunds and chargebacks related to revenue that has been recognized and is expected to be refunded. We had a refund and chargeback reserve of $0.6 million and $0.5 million as of December 31, 2014 and 2015, respectively. The portion of deferred revenue that is expected to be refunded at December 31, 2014 and 2015 was $2.2 million and $1.8 million, respectively. Based on refund history, approximately 80% of all refunds happen in the same fiscal month that the customer contract starts or renews, and approximately 92% of all refunds happen within 45 days of the contract start or renewal date.

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

In accordance with Accounting Standards Update No. 2011-08, or ASU 2011-08, Intangibles—Goodwill and Other (Topic 350) Testing Goodwill for Impairment, we are required to review goodwill by reporting unit for impairment at least annually or more often if there are indicators of impairment present. Under U.S. GAAP, a reporting unit is either the equivalent of, or one level below, an operating segment. We have determined that we operate in one segment and our entire business represents one reporting unit. Changes in operations may cause us to evaluate our conclusion on operating segments and reporting units. Historically, we have performed our annual impairment analysis during the fourth quarter of each year. The provisions of ASU 2011-08 require us to perform a two-step impairment test for goodwill. In the first step, we compare the fair value of each reporting unit to which goodwill has been allocated to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is considered not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference. We have assessed fair value based on current market capitalization. As of December 31, 2014 and 2015, the fair value of our reporting unit exceeded the carrying value of the reporting unit’s net assets and, therefore, no impairment existed as of these dates.

As of December 31, 2015, we had goodwill of $1,207.3 million. We did not recognize any impairments of goodwill in the years ended December 31, 2013, 2014 or 2015.

Long-Lived Assets

Our long-lived assets consist primarily of intangible assets, including acquired subscriber relationships, trade names, intellectual property, developed technology, domain names available for sale and in-process research and development, or IPR&D. We also have long-lived tangible assets, primarily consisting of property and equipment. The majority of our intangible assets have been recorded in connection with our acquisitions, including the Sponsor Acquisition described below. We record intangible assets at fair value at the time of their acquisition. We amortize intangible assets over their estimated useful lives.

Our determination of the estimated useful lives of the individual categories of intangible assets is based on the nature of the applicable intangible asset and the expected future cash flow to be derived from the intangible asset. We amortize intangible assets with finite lives in accordance with their estimated projected cash flows.

We evaluate long-lived intangible and tangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indicators of impairment are present and undiscounted future cash flow is less than the carrying amount, then we determine the fair value of the assets and compare it to the carrying value. If the fair value is less than the carrying value, then we reduce the carrying value to the estimated fair value and record an impairment loss in the period it is identified. We did not recognize any impairments of long-lived intangible and tangible assets in the years ended December 31, 2013, 2014 or 2015.

Indefinite life intangibles include domain names that are available for sale which are recorded at cost to acquire. These assets are not being amortized and are being tested for impairment annually and whenever events or changes in circumstance indicate that their carrying value may not be recoverable. When a domain name is sold, we record the cost of the domain in cost of revenue.

Acquired IPR&D, represents the fair value assigned to research and development that we acquire that has not been completed at the date of acquisition. The acquired IPR&D is capitalized as an intangible asset and reviewed on a quarterly basis to determine future use. Any impairment loss of the acquired IPR&D is charged to expense in the period the impairment is identified. Upon commercialization, the acquired fair value of the IPR&D will be amortized over its useful life. No such impairment losses have been identified during the years ended December 31, 2013, 2014 or 2015.

Derivative Instruments

Accounting Standards Codification 815, or ASC 815, Derivatives and Hedging, provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Further, qualitative disclosures are required that explain our objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

As required by ASC 815, we record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or we elect not to apply hedge accounting.

In accordance with the FASB’s fair value measurement guidance in Accounting Standards Update No. 2011-04, or ASU 2011-04, Fair Value Measurement (Topic 820), we made an accounting policy election to measure the credit risk of our derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

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

ASC 740 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. We recognize the effect of income tax positions only if those positions are more likely than not to be sustained. We measure recognized income tax positions at the largest amount that is more likely than not to be realized. We reflect changes in recognition or measurement in the period in which the change in judgment occurs. There were no unrecognized tax benefits in the years ended December 31, 2013, 2014 or 2015.

We record interest related to unrecognized tax benefits in interest expense and penalties in operating expense. We did not recognize any interest or penalties related to unrecognized tax benefits during the years ended December 31, 2013, 2014 or 2015.

In 2013 and 2014, a significant amount of our GAAP foreign losses were generated by our subsidiaries organized in the United Kingdom and the United Arab Emirates, or the U.A.E. In 2013 and 2014, the foreign rate differential predominantly relates to these jurisdictions. Our foreign rate differential in 2014 has a negative impact on our expected benefit since the majority of the foreign losses are generated in jurisdictions where the statutory tax rate is lower than the U.S. statutory rate – specifically the United Kingdom, which has a statutory tax rate of 20% and represents $22.5 million of our foreign losses, and the U.A.E., which has a statutory tax rate of 0% and represents $6.2 million of our foreign losses.

In 2015, a significant amount of our GAAP foreign losses were generated by our subsidiaries in the U.A.E. and Israel. The foreign rate differential in 2015 predominantly related to these jurisdictions. Our foreign rate differential in 2015 had a negative impact on our expected tax expense since the majority of the foreign losses are generated in jurisdictions where the statutory tax rate is lower than the U.S. statutory rate – specifically the U.A.E., which has a statutory tax rate of 0% and represents $2.4 million of our foreign losses, and Israel, which has a statutory tax rate of 26.5% and represents $2.5 million of our foreign losses.

We describe our accounting treatment of taxes more fully in Note 14 of the notes to the consolidated financial statements in this Annual Report on Form 10-K.

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

We estimate the fair value of employee stock options on the date of grant using the Black-Scholes option-pricing model, which requires the use of highly subjective estimates and assumptions. For restricted stock awards granted by us we estimate the fair value of each restricted stock award based on the closing trading price of our common stock as reported on the NASDAQ Global Select Market on the date of grant. There was no public market for our common stock prior to October 25, 2013, the date our common stock began trading on the NASDAQ Global Select Market, and as a result, the trading history of our common stock was limited through December 31, 2015. Therefore, we determined the volatility for options granted by us based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted by us has been determined using an average of the historical volatility measures of this peer group of companies. The expected life assumption is based on the “simplified method” for estimating expected term as we do not have sufficient historical option exercises to support a reasonable estimate of the expected term. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. We use an expected dividend rate of zero as we currently have no history or expectation of paying dividends on our common stock. In addition, we have estimated expected forfeitures of options. If our actual forfeiture rate varies from our estimate, additional adjustments to compensation expense may be required in future periods.

Given the absence of an active trading market for our common stock prior to the completion of our IPO, the fair value of the equity interests underlying our stock-based awards was determined by management. In doing so, valuation analyses were prepared in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, and were used by our management to assist in determining the fair value of the equity interests underlying our stock-based awards. Each equity interest was granted with a “threshold amount” meaning that the recipient of an equity security only participated to the extent that the entity appreciated in value from and after the date of grant of the equity interest (with the value of the entity as of the grant date being the “threshold amount”). The assumptions used in the valuation models were based on future expectations combined with management’s judgment. In the absence of a public trading market, our management exercised significant judgment and considered numerous objective and subjective factors to determine the fair value of the stock-based awards as of the date of each award. These factors included:

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

Impact of Sponsor Acquisition

On December 22, 2011, investment funds and entities affiliated with Warburg Pincus and Goldman, Sachs & Co. acquired a controlling interest in our company, which we refer to as the Sponsor Acquisition. As a result, our consolidated financial statements present our operating results and cash flows separately for periods prior to and after the Sponsor Acquisition. Our company is referred to as the “predecessor” for all periods prior to the Sponsor Acquisition and is referred to as the “successor” for all periods after the Sponsor Acquisition. The tables below summarize our operating results for all periods presented in our consolidated financial statements.

The application of purchase accounting required us to record all acquired assets and liabilities, including deferred revenue, deferred costs and long-lived assets, at fair value, which in some cases was different than their book values. The total impact of the purchase accounting treatment on our loss from operations resulting from the Sponsor Acquisition for the years ended December 31, 2013, 2014 and 2015 was $26.7 million, $25.9 million and $35.4 million, respectively. These impacts consisted of the following components:

•	Impact on Revenue. We assessed the fair value of acquired deferred revenue to be $57.5 million, representing a decrease of $73.2 million from its $130.7 million book value. The effect of recording deferred revenue to fair value was to reduce revenue in successor periods. The impact to revenue for the years ended December 31, 2013 and 2014 was $5.8 million and $0.5 million, respectively. The impact to revenue for the year ended December 31, 2015 and future periods is de minimis.

•	Impact on Cost of Revenue. In conjunction with recording deferred revenue at fair value, we recorded related deferred domain registration costs at fair value, resulting in a $13.6 million decrease in deferred costs in successor periods. The impact on cost of revenue from deferring domain registration costs for the years ended December 31, 2013, 2014 and 2015 was $1.0 million, $0.2 million and $0.1 million, respectively. In our assessment of fair value of acquired long-lived assets, we recorded the fair value of our developed technology at $167.0 million, representing an increase of $160.1 million from a book value of $6.9 million. This increase is being amortized on a straight-line basis over ten years. In addition, we recorded the fair value of our subscriber relationships and trade names at $221.4 million, representing an increase of $104.2 million from a book value of $117.2 million. This increase is being amortized over ten to 15 years. The effect of recording long-lived assets at fair value was an increase in amortization expense to be recognized in successor periods. The impact on cost of revenue from amortizing the changes to acquired long lived assets for the years ended December 31, 2013, 2014 and 2015 was $21.8 million, $25.7 million and $35.6 million, respectively.

The following table sets forth the impact of the application of purchase accounting from the Sponsor Acquisition as described above:

	Year Ended December 31,
	2013	2014	2015
	(in thousands)
Revenue that would have been recognized from December 21, 2011 book value of deferred revenue	$(16,000)	$(2,917)	$—
Revenue recognized based on fair value of acquired deferred revenue	10,160	2,461	—

Total impact to revenue	$(5,840)	$(456)	$—

Impact of reduced fair value of deferred domain registration costs	(978)	(241)	(144)
Amortization impact:
Amortization that would have been recognized from December 21, 2011 book value of long-lived assets	(32,705)	(20,899)	(4,764)
Amortization on fair value of acquired long-lived assets recorded	54,541	46,634	40,354

Total amortization impact	21,836	25,735	35,590

Total impact to cost of revenue	20,858	25,494	35,446

Total impact to loss from operations	$(26,698)	$(25,950)	$(35,446)

Results of Operations

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31,
	2013	2014	2015
	(in thousands)
Revenue	$520,296	$629,845	$741,315
Cost of revenue	350,103	381,488	425,035

Gross profit	170,193	248,357	316,280

Operating expense:
Sales and marketing	117,689	146,797	145,419
Engineering and development	23,205	19,549	26,707
General and administrative	92,347	69,533	90,968

Total operating expense	233,241	235,879	263,094

Income (loss) from operations	(63,048)	12,478	53,186

Other income (expense)	(98,327)	(57,083)	(52,974)

Income (loss) before income taxes and equity earnings of unconsolidated entities	(161,375)	(44,605)	212
Income tax expense (benefit)	(3,596)	6,186	11,342

Loss before equity earnings of unconsolidated entities	(157,779)	(50,791)	(11,130)

Equity loss of unconsolidated entities, net of tax	2,067	61	14,640

Net loss	$(159,846)	$(50,852)	$(25,770)

Net loss attributable to non-controlling interest	(659)	(8,017)	—

Net loss attributable to Endurance International Group Holdings, Inc.	$(159,187)	$(42,835)	$(25,770)

Comparison of the Years Ended December 31, 2014 and 2015

Revenue

	Year Ended December 31,		Change
	2014	2015	Amount	%
	(dollars in thousands)
Revenue	$629,845	$741,315	$111,470	18%

Revenue increased by $111.5 million, or 18%, from $629.8 million for the year ended December 31, 2014 to $741.3 million for the year ended December 31, 2015. Of this increase, $49.4 million is attributable to revenues, including growth and synergies, from the acquisitions of businesses that were not part of our business for all or most of the year ended December 31, 2014. The remaining balance of the increase, or $62.1 million, is attributable primarily to the growth of our business, and to a lesser extent, other factors, including principally the $14.8 million impact of the purchase accounting adjustment for the Directi acquisition.

Our revenues are generated primarily from our products and services delivered on a subscription basis, which include web hosting, domains, website builders, search engine marketing and other similar services. We also generate non-subscription revenues through domain monetization and marketing development funds. Non-subscription revenues increased from $28.3 million, or 4% of total revenue for the year ended December 31, 2014 to $52.6 million, or 7% of revenue for the year ended December 31, 2015. The increase non-subscription revenues is primarily due to the acquisitions of Directi and BuyDomains.

Cost of Revenue

	Year Ended December 31,
	2014		2015		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Cost of revenue	$381,488	61%	$425,035	57%	$43,547	11%

Cost of revenue increased by $43.5 million, or 11%, from $381.5 million for the year ended December 31, 2014 to $425.0 million for the year ended December 31, 2015. Of this increase, domain registration costs increased by $32.5 million, partially due to the purchase accounting impact of Directi for the year ended December 31, 2014 and inclusion of domain registration costs related to businesses that we acquired that were not part of our business for most of the year ended December 31, 2014. In addition, support expenses increased by $10.8 million due to acquisitions subsequent to December 31, 2014 and investment in new and existing brands, data center expenses increased by $6.1 million due to acquisitions, subscriber growth and price increases under certain of our data center contracts, depreciation expense increased by $2.0 million, stock-based compensation expense increased by $1.4 million and merchant fees increased by $2.4 million. These increases were partially offset by an $11.7 million decrease in amortization expense.

Our cost of revenue contains a significant portion of non-cash expenses, in particular amortization expense for the intangible assets we have acquired through our acquisitions and the Sponsor Acquisition. The following table sets forth the significant non-cash components of cost of revenue.

	Year Ended December 31,
	2014	2015
	(in thousands)
Amortization expense	$102,723	$91,057
Depreciation expense	29,007	31,170
Stock-based compensation expense	547	1,975

Gross Profit

	Year Ended December 31,
	2014		2015		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Gross profit	$248,357	39%	$316,280	43%	$67,923	27%

Gross profit increased by $67.9 million, or 27%, from $248.4 million for the year ended December 31, 2014 to $316.3 million for the year ended December 31, 2015. Approximately $56.2 million of the increase was primarily attributable to increases in our subscriber base, including acquired subscribers. Additionally, $11.7 million was attributable to a net decrease in amortization expense. Our gross profit as a percentage of revenue increased by four percentage points from 39% for the year ended December 31, 2014 to 43% for the year ended December 31, 2015. This increase was primarily attributable to lower amortization of intangible assets, which decreased to 12% of revenue for the year ended December 31, 2015 as compared to 16% for the year ended December 31, 2014.

The following table sets forth gross profit and the significant non-cash components of cost of revenue as a percentage of revenue:

	Year Ended December 31,
	2014	2015
	(dollars in thousands)
Revenue	$629,845	$741,315
Gross profit	248,357	316,280
Gross profit % of revenue	39%	43%
Amortization expense % of revenue	16%	12%
Depreciation expense % of revenue	5%	4%
Stock-based compensation expense % of revenue	*	*

*	Less than 1%.

Operating Expense

	Year Ended December 31,
	2014		2015		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Sales and marketing	$146,797	23%	$145,419	20%	$(1,378)	(1)%
Engineering and development	19,549	3%	26,707	4%	7,158	37%
General and administrative	69,533	11%	90,968	12%	21,435	31%

Total	$235,879	37%	$263,094	35%	$27,215	12%

Sales and Marketing. Sales and marketing expense decreased by $1.4 million, or 1%, from $146.8 million for the year ended December 31, 2014 to $145.4 million for the year ended December 31, 2015. The decrease in sales and marketing expense was primarily attributable to lower introductory product marketing spend for certain products, including cloud storage products, as our subscriber base became more familiar with these products. We expect to increase marketing expense in the near term by investing in new marketing programs.

Engineering and Development. Engineering and development expense increased by $7.2 million, or 37%, from $19.5 million for the year ended December 31, 2014 to $26.7 million for the year ended December 31, 2015. Of this increase, $5.2 million was due to an increase in payroll and benefits to support the growth in our business, $1.1 million was due to an increase in stock-based compensation expense, $1.2 million was due to consulting costs incurred in connection with our restructuring activities and $0.5 million was due to an increase in depreciation expense, partially offset by a $0.8 million reduction in integration and restructuring costs.

General and Administrative. General and administrative expense increased by $21.4 million, or 31%, from $69.5 million for the year ended December 31, 2014 to $90.9 million for the year ended December 31, 2015. The year-over-year increase consisted of a $3.9 million increase in personnel and facilities related costs to support the growth of our business, a $9.7 million increase in stock-based compensation, of which $5.9 million is related to the grant of a performance-based restricted stock award to our chief executive officer. In addition, the increase in general and administrative expense includes $1.3 million of additional legal advisory expense, a $5.5 million increase in transaction expenses primarily due to the acquisition of Constant Contact, $0.7 million of follow-on offering expenses incurred on behalf of the selling stockholders during the March 2015 follow-on offering and a $0.3 million increase in depreciation expense.

Other Income (Expense), Net

	Year Ended December 31,		Change
	2014	2015	Amount	%
	(dollars in thousands)
Other expense, net	$(57,083)	$(52,974)	$4,109	7%

Other expense, net decreased by $4.1 million, or 7%, from $57.1 million for the year ended December 31, 2014 to $53.0 million for the year ended December 31, 2015. This decrease is primarily due to a $5.4 million gain as a result of the redemption of our equity interest in World Wide Web Hosting and a $0.1 million decrease in interest expense related to capital lease obligations. The decrease was partially offset by a $0.5 million increase in interest expense related to amounts drawn down on our revolving credit facility during the year ended December 31, 2015 as compared with the year ended December 31, 2014 and $1.1 million of accretion of present value for the deferred consideration related to the Webzai, BuyDomains and Ace acquisitions.

Income Tax Expense (Benefit)

	Year Ended December 31,		Change
	2014	2015	Amount	%
	(dollars in thousands)
Income tax expense	$6,186	$11,342	$5,156	83%

Income tax expense increased by $5.2 million, or 83%, from $6.2 million for the year ended December 31, 2014 to $11.3 million for the year ended December 31, 2015. The increase consisted of a net increase in our deferred tax expense of $3.5 million and a net increase in our current federal, state and foreign income tax expense of $1.7 million. The net increase in our deferred tax expense from December 31, 2014 to December 31, 2015 was primarily attributable to a $9.9 million increase in federal, state and foreign deferred tax expense, partially offset by a $6.4 million decrease in provisions for the valuation allowance. In the year ended December 31, 2015, we had nondeductible expenses primarily related to stock-based compensation, transaction costs, other foreign permanent differences and a nontaxable gain on the redemption of our equity interest in World Wide Web Hosting.

Comparison of the Years Ended December 31, 2013 and 2014

Revenue

	Year Ended December 31,		Change
	2013	2014	Amount	%
	(dollars in thousands)
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

	Year Ended December 31,
	2013	2014
	(in thousands)
Amortization expense	$105,915	$102,723
Depreciation expense	17,216	29,007
Stock-based compensation expense	126	547

Gross Profit

	Year Ended December 31,
	2013		2014		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Gross profit	$170,193	33%	$248,357	39%	$78,164	46%

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

The following table sets forth gross profit and the significant non-cash components of cost of revenue as a percentage of revenue:

	Year Ended December 31,
	2013	2014
	(dollars in thousands)
Revenue	$520,296	$629,845
Gross profit	170,193	248,357
Gross profit % of revenue	33%	39%
Amortization expense % of revenue	20%	16%
Depreciation expense % of revenue	3%	5%
Stock-based compensation expense % of revenue	*	*

*	Less than 1%.

Operating Expense

	Year Ended December 31,
	2013		2014		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Sales and marketing	$117,689	23%	$146,797	23%	$29,108	25%
Engineering and development	23,205	4%	19,549	3%	(3,656)	(16)%
General and administrative	92,347	18%	69,533	11%	(22,814)	(25)%

Total	$233,241	45%	$235,879	37%	$2,638	1%

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

General and Administrative. General and administrative expense decreased by $22.8 million, or 25%, from $92.3 million for the year ended December 31, 2013 to $69.5 million for the year ended December 31, 2014. The year over year decrease consisted of a $9.1 million decrease in transaction expenses and a decrease of $23.6 million related to bonus payments made in 2013 in connection with our IPO, partially offset by an increase in stock-based compensation of $3.1 million from $9.9 million for the year ended December 31, 2013 to $13.0 million for the year ended December 31, 2014, an increase of $6.0 million to support the growth of our business and an increase of $0.8 million in severance and related facilities costs associated with the closure of our Redwood City, California offices.

Net Interest Expense

	Year Ended December 31,		Change
	2013	2014	Amount	%
	(dollars in thousands)
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
	(dollars in thousands)
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

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations since inception primarily with cash flow generated by operations, borrowings under our credit facilities and public offerings of our securities. Between the end of 2011 and our IPO, we raised additional debt through a series of refinancings. Historically, we have used debt primarily to finance our acquisition related activities. During 2014 and 2015, we used borrowings under our revolving credit facility to help meet our funding requirements for our acquisitions and minority investments. We expect to continue to use our revolving credit facility for similar investing and financing activities. In October 2013, we closed our IPO and received net proceeds of $232.1 million, after deducting underwriting discounts and commissions and offering expenses payable by us. On November 25, 2013, we increased our revolving credit facility to $125.0 million and entered into a new first lien term loan facility of $1,050.0 million. The proceeds of the new first lien term loan facility, together with a portion of the net proceeds from our IPO, were used to refinance our existing first and second lien term loan facilities, which reduced our overall indebtedness by $148.8 million to $1,050.0 million. In November 2014, we raised funds from the sale of 3,000,000 shares of our common stock in our follow on offering, and received net proceeds of $41.1 million, after deducting underwriting discounts and commissions and offering related expenses payable by us. We used a portion of the net proceeds to reduce the outstanding balance of our revolving credit facility and $15.2 million to fund our investment in a 40% ownership interest in AppMachine.

During 2015, we paid 5.00% interest on our first lien term loan, which is based on adjusted LIBOR plus 400 basis points, subject to a LIBOR floor of 1.00%, and between 7.75% and 8.50% interest on our revolving credit facility borrowings. As of December 31, 2015, the LIBOR-based interest rates on our first lien term loan facility and revolving credit facility were 5.00% and 7.75%. During 2015, we were required to make quarterly principal repayments of $2.6 million under our first lien term loan facility.

As of December 31, 2015, we had cash and cash equivalents totaling $33.0 million and negative working capital of $370.3 million, which included the $10.5 million current portion of the first lien term loan facility, and $67.0 million drawn under our $125.0 million revolving credit facility. In addition, we had approximately $1,015.9 million of long term indebtedness outstanding under our first lien term loan facility, which matures on November 9, 2019. We also had $365.6 million of short-term and long-term deferred revenue, which is not expected to be payable in cash.

Constant Contact Acquisition

In connection with our acquisition of Constant Contact on February 9, 2016, we entered into a $735 million incremental first lien term loan facility and a new $165 million revolving credit facility, and our wholly owned subsidiary EIG Investors issued $350 million aggregate principal amount of 10.875% senior notes due 2024. We refer to the incremental first lien term loan facility and new revolving credit facility, together with our previously existing first lien term loan facility, as the “Senior Credit Facilities,” and to the 10.875% senior notes due 2024 as the “Notes”.

Incremental First Lien Term Loan Facility

On February 9, 2016, we entered into an incremental first lien term loan amendment to our existing credit agreement. Pursuant to this amendment, we obtained a seven-year $735 million incremental first lien term loan facility, which is in addition to our existing first lien term loan facility. The full amount of this incremental first lien term loan facility was drawn immediately following the effectiveness of the amendment.

This incremental first lien term loan facility will mature in seven years, was issued at a price of 97% of par (subject to the payment of an additional upfront fee of 1.0% on February 28, 2016 under certain circumstances), bears interest at a rate of LIBOR plus 5.0% per annum, subject to a LIBOR floor of 1.0% per annum, and has scheduled amortization of 0.50% per quarter.

As a result of the “most-favored nation” pricing provision in our existing credit agreement, the interest rate on our existing first lien term loan facility has increased to LIBOR plus 5.23% per annum (and will further step up to LIBOR plus 5.48% per annum on February 28, 2016 under certain circumstances), subject to a LIBOR floor of 1.0% per annum. In addition, we are obligated to use commercially reasonable efforts to make voluntary prepayments on our existing first lien term loan facility to effectively double the amount of each scheduled amortization payment under that facility (which is 0.25% per quarter of the principal outstanding as of November 25, 2013).

Revolving Credit Facility

Also on February 9, 2016, we entered into a revolving facility amendment to our existing credit agreement. Pursuant to this amendment, we obtained a five-year $165 million revolving credit facility, which replaced our existing $125 million revolving credit facility. Loans under the facility will bear interest at a rate of LIBOR plus 4.0% per annum (subject to a leverage-based step-down), without a LIBOR floor. This revolving credit facility has a “springing” maturity date of August 10, 2019 unless the existing first lien term loan facility has been repaid in full or otherwise extended to at least 91 days after the maturity of the revolving credit facility.

Loans under the Senior Credit Facilities are also subject to a base rate option, with interest rate spreads of 1.0% per annum less than those applicable to LIBOR-based loans.

The Senior Credit Facilities have been fully and unconditionally guaranteed, on a senior unsecured basis, by us and certain of our subsidiaries (including Constant Contact and its subsidiaries).

10.875% Senior Notes due 2024

On February 9, 2016, EIG Investors issued $350 million aggregate principal amount of Notes. The Notes will mature in February 2024, were issued at a price of 98.065% of par and will bear interest at the rate of 10.875% per annum. The Notes have been fully and unconditionally guaranteed, on a senior unsecured basis, by us and our subsidiaries that guarantee the Senior Credit Facilities (including Constant Contact and its subsidiaries).

In connection with the issuance of the Notes, we agreed to assist the initial purchasers of the Notes in marketing the Notes. In addition, we entered into a registration rights agreement with the initial purchasers of the Notes, which provides the holders of the Notes certain rights relating to registration of the Notes under the Securities Act.

Pursuant to the registration rights agreement, we will, among other obligations, use commercially reasonable efforts to file an exchange offer registration statement with respect to a registered offer, or the Exchange Offer, to exchange the Notes for substantially identical notes and consummate the Exchange Offer within 365 days after the issuance of the Notes. We will also, use commercially reasonable efforts to cause to become effective a shelf registration statement to cover resales of the Notes by the beneficial owners thereof who satisfy certain conditions relating to the provision of information in connection with the shelf registration statement. A registration default will occur if, among other things, (1) we fail to consummate the Exchange Offer or have the shelf registration statement become effective on or before the date that is 365 days after the issue date or (2) the shelf registration statement becomes effective but thereafter ceases to be effective or usable in connection with the resale of Notes (subject to certain exceptions) during the periods specified in the registration rights agreement. If a registration default occurs with respect to the Notes, the annual interest rate of the Notes will be increased by 0.25% per annum and will increase again by 0.25% per annum 90 days thereafter until all registration defaults have been cured, up to a maximum amount of additional interest of 0.50% per annum. We will also use commercially reasonable efforts to cause to become effective a registration statement providing for the registration of certain secondary transactions in the Notes by Goldman, Sachs & Co. and its affiliates.

Debt Covenants

Senior Credit Facilities

The Senior Credit Facilities require that we comply with a financial covenant to maintain a maximum ratio of net first lien debt to EBITDA (as defined in our existing credit agreement).

The Senior Credit Facilities contain covenants that limit our ability to, among other things, incur additional debt or issue certain preferred shares; pay dividends on or make other distributions in respect of capital stock;

make other restricted payments; make certain investments; sell or transfer certain assets; create liens on certain assets to secure debt; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and enter into certain transactions with affiliates. Additionally, the Senior Credit Facilities require us to comply with certain negative covenants and specify certain events of default that could result in amounts becoming payable, in whole or in part, prior to their maturity dates. We were in compliance with all covenants at December 31, 2015.

With the exception of certain equity interests and other excluded assets under the terms of the Senior Credit Facilities, substantially all of our assets are pledged as collateral for the obligations under the Senior Credit Facilities.

Notes

The indenture with respect to the Notes contains covenants that limit our ability to, among other things, incur additional debt or issue certain preferred shares; pay dividends on or make other distributions in respect of capital stock; make other restricted payments; make certain investments; sell or transfer certain assets; create liens on certain assets to secure debt; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and enter into certain transactions with affiliates. Upon a change of control as defined in the Indenture, we or EIG Investors must offer to repurchase the Notes at 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, up to, but not including, the repurchase date. These covenants are subject to a number of important limitations and exceptions.

The indenture also provides for events of default, which, if any of them occurs, may permit or, in certain circumstances, require the principal, premium, if any, interest and any other monetary obligations on all the then outstanding Notes to be due and payable immediately.

Cash and Cash Equivalents

As of December 31, 2015, our cash and cash equivalents were primarily held for working capital purposes and for required principal and interest payments under our indebtedness. A majority of our cash and cash equivalents was held in operating accounts. Our cash and cash equivalents increased by $0.6 million from $32.4 million at December 31, 2014 to $33.0 million at December 31, 2015. We used cash on hand at December 31, 2014, along with cash flows from operations and a net draw against our revolving credit facility of $17.0 million to fund our acquisition and minority investment activity described under financing and investing activities below. Our future capital requirements will depend on many factors including, but not limited to acquisitions, our growth rate, expansion of sales and marketing activities, the introduction of new and enhanced products and services, market acceptance of our solutions and our gross profits and operating expenses. We believe that our current cash and cash equivalents and operating cash flows will be sufficient to meet our anticipated working capital and capital expenditure requirements, as well as our required principal and interest payments under our indebtedness, for at least the next 12 months.

The following table shows our purchases of property and equipment, principal payments on capital lease obligations, depreciation, amortization and cash flows from operating activities, investing activities and financing activities for the stated periods:

	Years ended December 31,
	2013	2014	2015
	(in thousands)
Purchases of property and equipment	$(33,523)	$(23,904)	$(31,243)
Principal payments on capital lease obligations	—	(3,608)	(4,822)
Depreciation	18,615	30,956	34,010
Amortization	110,273	102,989	92,403
Cash flows provided by operating activities	32,616	142,893	177,228
Cash flows used in investing activities	(73,087)	(151,315)	(133,801)
Cash flows provided by (used in) financing activities	84,288	(25,936)	(41,632)

Capital Expenditures

Our capital expenditures on the purchase of property and equipment for the years ended December 31, 2014 and 2015 were $23.9 million and $31.2 million, respectively. The higher property and equipment expenditures in the year ended December 31, 2015 consisted primarily of an investment in data center infrastructure. In addition, our capital expenditures during the years ended December 31, 2014 and 2015 includes $3.6 million and $4.8 million, respectively, of principal payments under capital leases for software. The remaining balance payable on the capital leases is $13.1 million as of December 31, 2015. For the next twelve months, we expect our capital expenditures to be generally consistent with the combined level of capital expenditures of Endurance and Constant Contact during 2015.

Depreciation

Our depreciation expense for the years ended December 31, 2014 and 2015 increased from $31.0 million to $34.0 million, respectively. This increase was primarily due to expansion in our business by on-boarding acquisitions as well as investments in data center infrastructure and leasehold improvements. The leasehold improvements were associated with operating leases as we expanded and revamped our presence in Massachusetts.

Amortization

Our amortization expense, which includes amortization of other intangible assets, amortization of deferred financing costs and amortization of net present value of deferred consideration, decreased by $10.6 million from $103.0 million for the year ended December 31, 2014 to $92.4 million for the year ended December 31, 2015. Of this decrease in amortization expense, $16.1 million was primarily due to lower amortization expense related to acquisitions that occurred prior to December 31, 2014, partially offset by $4.4 million of amortization expense related to intangible assets of businesses that have been acquired since January 1, 2015. In addition, partially offsetting the decrease was a $1.1 million increase attributable to higher amortization expense of net present value of deferred consideration as a result of our Webzai, BuyDomains and Ace acquisitions in August 2014, September 2014 and September 2015, respectively.

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

Net cash provided by operating activities was $177.2 million for the year ended December 31, 2015 compared with $142.9 million for the year ended December 31, 2014. Net cash provided by operating activities for the year ended December 31, 2015 consisted of net loss of $25.8 million, non-cash charges of $173.7 million and a net change of $29.3 million in our operating assets and liabilities. The net change in our operating assets and liabilities included an increase in deferred revenue of $34.2 million, which was $33.5 million less than in the same period in 2014 and also included an increase in prepaid domain name registry fees of $8.1 million.

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

Investing Activities

Cash flows used in investing activities consist primarily of purchase of property and equipment, acquisition consideration payments, and changes in restricted cash balances.

During the year ended December 31, 2015 we used $97.8 million of cash, net of cash acquired, for the purchase consideration of our acquisitions of Verio, World Wide Web Hosting, Ace and Ecommerce. In addition, we used $8.5 million to make an additional investment in our joint venture with WZ UK Ltd. We also used $31.1 million of cash to purchase property and equipment, net of proceeds from disposals of $0.1 million, and purchased intangible assets of $0.1 million. These were partially offset by a net return of $0.1 million of restricted cash held by a payment processor and $0.2 million of proceeds from sale of assets. In addition, during the year ended December 31, 2015 we received a $3.5 million repayment on a note receivable related to our equity ownership in World Wide Web Hosting.

During the year ended December 31, 2014 we used $93.7 million in cash, net of cash acquired, for the purchase consideration for our acquisitions of the web presence business of Directi, Webzai, the BuyDomains assets, the assets of Arvixe, LLC and our purchase of a domain name business. In addition, we used $15.0 million to acquire a minority interest in Automattic, Inc., $15.2 million to acquire a 40% minority interest in AppMachine, and $3.9 million to invest in a joint venture with WZ UK Ltd. and acquire a 49% interest in that company. We also used $23.9 million of cash to purchase property and equipment and $0.2 million to purchase certain intangible assets and received proceeds from disposals of $0.2 million. These were partially offset by a net return of $0.4 million of restricted cash held by a payment processor.

The majority of the cash used during the year ended December 31, 2013 was to purchase $33.5 million of property and equipment, in particular for the migration of HostGator subscribers to our platform and $31.0 million to obtain a controlling interest in JDI Backup, Ltd. We also used $2.4 million, net of cash acquired, for initial consideration for an acquisition in Brazil, $5.0 million for a payment to Directi Web Technologies Holdings in August 2013, upon our agreement to acquire the Directi web presence business, $0.8 million to purchase intangible assets and a $0.2 million for a net deposit of restricted cash held by a payment processor.

Financing Activities

Cash flow from financing activities consists primarily of the net change in our overall indebtedness, payment of associated financing costs, payment of deferred consideration for our acquisitions and the issuance or repurchase of equity.

During the year ended December 31, 2015, cash flows used in financing activities was $41.6 million, which included a payment of $30.5 million under our agreement to increase our investment in JDI Backup Ltd. from 67% to 100%. We also paid $15.0 million of deferred consideration during the year ended December 31, 2015, $10.5 million of principal payments under our first lien term loan facility and $4.8 million of principal payments related to capital lease obligations. These items were partially offset by $2.2 million of proceeds we received from the exercise of stock options. During the year ended December 31, 2015, we borrowed in aggregate $147.0 million against our revolving credit facility and repaid in aggregate $130.0 million.

During the year ended December 31, 2014, cash flows used in financing activities was $25.9 million, which includes $98.3 million of deferred consideration paid during the period, the majority of which was for our Directi, HostGator and domain name business acquisitions, offset by net borrowings against our revolving credit facility of $50.0 million, principal payments of $10.5 million under our first lien term loan facility, a $4.2 million payment to increase our investment in JDI Backup Ltd. and $3.6 million of principal payments related to capital lease obligations. During the year ended December 31, 2014, we borrowed in aggregate $150.0 million against our revolving credit facility and repaid in aggregate $100.0 million of the amount borrowed. We received gross proceeds from our follow-on offering of $43.5 million less capitalized issuance costs of $2.2 million. In addition, we made payments of $0.7 million related to issuance costs from our IPO which were unpaid as of December 31, 2013 and we received $0.1 million of proceeds from the exercise of stock options during the year ended December 31, 2014. During the year ended December 31, 2014, we entered into a three-year capital lease agreement for $11.7 million for software licenses which required principal payments of approximately $0.9 million each quarter in 2014.

During the year ended December 31, 2013, cash flow provided by financing activities net of repayments was $84.3 million. We received gross proceeds from our IPO of $252.6 million less capitalized issuance costs paid of $17.5 million. An additional $0.7 million of capitalized issuance costs was unpaid as of December 31, 2013. In August of 2013 we increased our first lien term loan by $90.0 million, borrowed in aggregate $57.0 million against our revolving credit facility and repaid in aggregate $72.0 million under that facility as well as $6.2 million under our first lien term loan facility. In November 2013, we repaid our second lien term loan of $315.0 million in full and increased our first lien term loan by $166.2 million, resulting in an overall reduction in our bank debt by $148.8 million to $1,050.0 million. At the end of December 2013, we made a quarterly principal payment of $2.6 million. In addition, we paid $55.6 million of deferred consideration obligations outstanding at December 31, 2012, the majority of which was for our HostGator acquisition.

On January 6, 2016, we paid $2.1 million to increase our stake in WZ UK Ltd from 49% to 57.5%, and on February 9, 2016, we closed the Constant Contact acquisition and concurrently entered into the financing transactions described above under “Constant Contact Acquisition.”

Net Operating Loss Carry-Forwards

As of December 31, 2015, we had net operating loss, or NOL, carry-forwards available to offset future U.S. federal taxable income of approximately $97.8 million and future state taxable income of approximately $111.2 million. These NOL carry-forwards expire on various dates through 2034. Approximately $1.6 million of the U.S. federal NOL carry-forwards and $0.7 million of the state NOL carry-forward are from excess stock-based compensation, for which the benefit will be recorded to additional-paid in capital when recognized. In addition, as of December 31, 2015, we had NOL carry-forwards in foreign jurisdictions available to offset future foreign taxable income by approximately $27.4 million. We have loss carry-forwards in India totaling $2.9 million that expire in 2021. We also have loss carry-forwards in the United Kingdom, Israel and Singapore of $23.4 million, $0.9 million, and $0.2 million, respectively, which have an indefinite carry-forward period.

Utilization of the NOL carry-forwards can be subject to an annual limitation due to the ownership percentage change limitations under Section 382 of the Internal Revenue Code or Section 382 limitation. Ownership changes can limit the amount of net operating loss and other tax attributes that a company can use each year to offset future taxable income and taxes payable. In connection with a change in control in 2011 we were subject to Section 382 annual limitations of $77.1 million against the balance of NOL carry-forwards generated prior to the change in control in 2011. Through December 31, 2014 we accumulated the unused amount of Section 382 limitations in excess of the amount of NOL carry-forwards that were originally subject to limitation. Therefore, these unused NOL carry-forwards are available for future use to offset taxable income. We completed an analysis of changes in our ownership from 2011, through our IPO, to December 31, 2013 and concluded that there was not a Section 382 ownership change during this period and therefore any NOLs generated through December 31, 2013 will not be subject to any new Section 382 annual limitations on NOL carry-forwards. On November 20, 2014, we completed a follow-on offering of 13,000,000 shares of common stock. The underwriters also exercised their overallotment option to purchase an additional 1,950,000 shares of common stock from the selling stockholders. We performed an analysis of the impact of this offering and determined that no Section 382 change in ownership has occurred. As a result, all unused NOL carry-forwards at December 31, 2014 were available for future use to offset taxable income.

On March 11, 2015, the Company closed a follow-on offering of its common stock, in which selling stockholders sold 12,000,000 shares of common stock at a public offering price of $19.00 per share. The underwriter also exercised its overallotment option to purchase an additional 1,800,000 shares of common stock from the selling stockholders. The Company is currently completing an analysis of its ownership changes from March 2015 through December 31, 2015, but does not believe the outcome of this analysis will result in an additional ownership change based on the information available at this time.

Backlog and Deferred Revenue

We define our backlog as the total committed value of our contracts which have not been recognized as revenue at the end of a period. Since we require prepayments for all our products and services, our backlog is equal to our deferred revenue balance. Our backlog as of December 31, 2014 and 2015 was $325.4 million and $365.6 million, respectively. Because revenue for any period is a function of revenue recognized from deferred revenue under contracts in existence at the beginning of a period, as well as contract renewals and new customer contracts during the period, backlog at the beginning of any period is not necessarily indicative of future performance. Our presentation of backlog may differ from other companies in our industry.

Contractual Obligations and Commitments

Our principal commitments consist of obligations under our outstanding debt facilities, which in 2015 included a quarterly principal repayment against our first lien term loan facility of $2.6 million per quarter, interest payments on our term loan facilities, which are typically three-month LIBOR loans, non-cancelable leases for our office space, deferred payment obligations related to acquisitions, and purchase obligations under material contracts. The following table summarizes these contractual obligations as of December 31, 2015:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt obligations:
Principal payments on term loan facility	$1,026,375	$10,500	$21,000	$994,875	$—
Interest payments on term loan facility(1)	198,513	51,973	102,064	44,476	—
Revolving credit facility	67,000	67,000	—	—	—
Capital lease obligations	13,804	6,334	7,470	—	—
Operating lease obligations	71,954	9,247	18,980	17,555	26,172
Deferred consideration(2)	52,301	51,488	813	—	—
Purchase commitments	23,734	13,778	9,123	833	—

Total	$1,453,681	$210,320	$159,450	$1,057,739	$26,172

(1)	Term loan facility interest rate is based on adjusted LIBOR plus 400 basis points for the first lien term loan facility, subject to a LIBOR floor of 1.00%. As of December 31, 2015, the interest rates on our first lien term loan facility and revolving credit facility were 5.00% and 7.75%. The first lien term loan facility matures on November 9, 2019 and our revolving credit facility had a maturity date of December 22, 2016 prior to its replacement with a new revolving credit facility in connection with the Constant Contact acquisition.

(2)	Consists of deferred payment obligations related to acquisitions.

Because this table reflects obligations as of December 31, 2015, it does not reflect the Constant Contact financing transactions described above.

Under the terms of the investment agreement for AppMachine, we are obligated to purchase the remaining 60% of AppMachine in three tranches of 20% within specified periods if AppMachine achieves a specified minimum revenue threshold within a designated timeframe. The consideration for each of the three tranches is calculated as the product of AppMachine’s revenue, as defined in the investment agreement, for the trailing twelve-month period prior to the applicable determination date times a specified multiple based upon year over year revenue growth, multiplied by 20%.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgments and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. In July 2015, the FASB approved a one-year deferral of the effective date to January 1, 2018, with early adoption to be permitted as of the original effective date of January 1, 2017. Once this standard becomes effective, companies may use either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard.

In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis, or ASU 2015-02. This new guidance provides a revised consolidation model that reporting entities use to evaluate partnerships and similar entities, evaluate service providers and decision makers as they relate to a variable interest entity, referred to as a VIE, and examine how related party interests in a VIE can affect the consolidation of that VIE. ASU 2015-02 is effective for annual reporting periods beginning after December 15, 2015 with early adoption permitted. We believe the adoption of ASU 2015-02 does not have an impact on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest, Simplifying the Presentation of Debt Issuance Costs, or ASU 2015-03. This new guidance changes the balance sheet presentation for deferred financing costs from being presented as an asset to being a deduction from the related recognized liability. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2016. We believe the adoption of ASU 2015-03 does not have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles Goodwill and Other—Internal Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. This new guidance will help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement by providing guidance as to whether an arrangement includes the sale or license of software. ASU 2015-05 is effective for annual reporting periods beginning after December 15, 2015. We believe the adoption of ASU 2015-05 does not have an impact on our consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This new guidance requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer needs to record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the provisional amounts, calculated as if the accounting had been completed as of the acquisition date. ASU 2015-16 is effective for annual reporting periods beginning after December 15, 2015. We believe the adoption of ASU 2015-16 does not have a material effect on our accounting processes, however the ASU will affect our disclosures as we are required to disclose the adjustments made during the measurement period and their effect on the period’s earnings.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes, or ASU 2015-17. This new guidance requires that deferred tax liabilities and assets be classified as noncurrent in the balance sheet, in order to simplify the presentation of deferred income taxes. ASU 2015-17 is effective for annual reporting periods beginning after December 15, 2016. We believe the adoption of ASU 2015-17 does not have a material impact on our consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact of our pending adoption of the new standard on our consolidated financial statements.

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

Interest Rate Sensitivity

We had cash and cash equivalents of $33.0 million at December 31, 2015, the majority of which was held in operating accounts for working capital purposes and other general corporate purposes which includes payment of principal and interest under our indebtedness. As of December 31, 2015, we had approximately $1,026.4 million of indebtedness outstanding under our first lien term loan facility and a revolving credit facility of $125.0 million, of which $67.0 million was available.

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

Based on our aggregate indebtedness outstanding under our first lien term loan facility of $1,026.4 million as of December 31, 2015, a 100 basis point increase in the adjusted LIBOR rate above the LIBOR floor would result in a $10.4 million increase in our aggregate interest payments over a 12-month period, and a 100 basis point decrease at the current LIBOR rate would not result in a decrease in our interest payments.

We entered into a three-year interest rate cap on December 9, 2015 as part of our risk management strategy. This interest rate cap limits our exposure to interest rate increases on $500.0 million of our first lien term loan. If the LIBOR interest rates for this loan increase more than 140 basis points above the rates at December 31, 2015, our interest rate cap would begin to protect us on interest charges for $500.0 million of outstanding debt.

The foregoing discussion does not reflect the impact of the financing transactions associated with the Constant Contact acquisition, which closed on February 9, 2016. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Part II, Item 7 of this Annual Report on Form 10-K for additional information on these transactions.

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

ENDURANCE INTERNATIONAL GROUP HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Endurance International Group Holdings, Inc.

Burlington, Massachusetts

We have audited the accompanying consolidated balance sheets of Endurance International Group Holdings, Inc. as of December 31, 2014 and 2015 and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Endurance International Group Holdings, Inc. as of December 31, 2014 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Endurance International Group Holdings, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/    BDO USA, LLP

Boston, Massachusetts

February 29, 2016

Endurance International Group Holdings, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2014	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$32,379	$33,030
Restricted cash	1,325	1,048
Accounts receivable	10,201	12,040
Deferred tax asset—short term	13,961	—
Prepaid domain name registry fees	49,605	55,793
Prepaid expenses and other current assets	13,173	15,675

Total current assets	120,644	117,586
Property and equipment—net	56,837	75,762
Goodwill	1,105,023	1,207,255
Other intangible assets—net	410,338	359,786
Deferred financing costs	400	990
Investments	40,447	27,905
Prepaid domain name registry fees, net of current portion	7,957	9,884
Other assets	4,397	4,322

Total assets	$1,746,043	$1,803,490

Liabilities, redeemable non-controlling interest and stockholders’ equity
Current liabilities:
Accounts payable	$8,960	$12,280
Accrued expenses	38,275	50,869
Deferred revenue	259,567	285,945
Current portion of notes payable	60,500	77,500
Current portion of capital lease obligations	3,793	5,866
Deferred consideration—short term	13,917	51,488
Other current liabilities	10,358	3,973

Total current liabilities	395,370	487,921
Long-term deferred revenue	65,850	79,682
Notes payable—long term	1,026,375	1,015,875
Capital lease obligations—long term	4,302	7,215
Deferred tax liability—long term	35,579	28,786
Deferred consideration—long term	10,722	813
Other liabilities	2,806	3,524

Total liabilities	$1,541,004	$1,623,816

Redeemable non-controlling interest	30,543	—
Commitments and contingencies
Stockholders’ equity:
Preferred Stock—par value $0.0001; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock—par value $0.0001; 500,000,000 shares authorized; 130,959,113 and 132,024,558 shares issued at December 31, 2014 and December 31, 2015, respectively; 130,914,333 and 131,938,485 outstanding at December 31, 2014 and December 31, 2015, respectively	14	14
Additional paid-in capital	816,591	848,740
Accumulated other comprehensive loss	(517)	(1,718)
Accumulated deficit	(641,592)	(667,362)

Total stockholders’ equity	174,496	179,674

Total liabilities, redeemable non-controlling interest and stockholders’ equity	$1,746,043	$1,803,490

See accompanying notes to consolidated financial statements.

Endurance International Group Holdings, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Year Ended December 31, 2013	Year Ended December 31, 2014	Year Ended December 31, 2015
Revenue	$520,296	$629,845	$741,315
Cost of revenue	350,103	381,488	425,035

Gross profit	170,193	248,357	316,280

Operating expense:
Sales and marketing	117,689	146,797	145,419
Engineering and development	23,205	19,549	26,707
General and administrative	92,347	69,533	90,968

Total operating expense	233,241	235,879	263,094

Income (loss) from operations	(63,048)	12,478	53,186

Other income (expense):
Other income	—	—	5,440
Interest income	122	331	414
Interest expense	(98,449)	(57,414)	(58,828)

Total other expense—net	(98,327)	(57,083)	(52,974)

Income (loss) before income taxes and equity earnings of unconsolidated entities	(161,375)	(44,605)	212
Income tax expense (benefit)	(3,596)	6,186	11,342

Loss before equity earnings of unconsolidated entities	(157,779)	$(50,791)	$(11,130)

Equity loss of unconsolidated entities, net of tax	2,067	61	14,640

Net loss	$(159,846)	$(50,852)	$(25,770)

Net loss attributable to non-controlling interest	(659)	(8,017)	—

Net loss attributable to Endurance International Group Holdings, Inc.	$(159,187)	$(42,835)	$(25,770)

Comprehensive loss:
Foreign currency translation adjustments	(55)	(462)	(1,281)
Unrealized gain on cash flow hedge, net of taxes of $0, $0 and $46 for the years ended December 31, 2013, 2014 and 2015	—	—	80

Total comprehensive loss	$(159,242)	$(43,297)	$(26,971)

Net loss per share attributable to Endurance International Group Holdings, Inc.—basic and diluted	$(1.55)	$(0.34)	$(0.20)

Weighted-average number of common shares used in computing net loss per share attributable to Endurance International Group Holdings, Inc.—basic and diluted	102,698,773	127,512,346	131,340,557

See accompanying notes to consolidated financial statements.

Endurance International Group Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stock- holders’ Equity
	Number	Amount
Balance—December 31, 2012	96,745,992	$10	$509,715	$—	$(439,570)	$70,155
Issuance of common stock in connection with initial public offering, net of issuance costs of $18,219,271	21,051,000	2	234,391	—	—	234,393
Fractional share payment	(47)	—	(1)	—	—	(1)
Vesting of restricted shares	6,971,595	1	(1)	—	—	—
Common stock returned to the Company	(1,996)	—	—	—	—	—
Retirement of treasury stock	—	—	(24)	—	—	(24)
Non-controlling interest accretion	—	—	(123)	—	—	(123)
Other comprehensive loss	—	—	—	(55)	—	(55)
Net loss	—	—	(659)	—	(159,187)	(159,846)
Stock-based compensation	—	—	10,763	—	—	10,763

Balance—December 31, 2013	124,766,544	$13	$754,061	$(55)	$(598,757)	$155,262

Vesting of restricted shares	866,820	1	(1)	—	—	—
Exercise of stock options	11,390	—	137	—	—	137
Shares issued in connection with acquisitions	2,269,579	—	27,235	—	—	27,235
Shares issued in follow-on offering, net of issuance costs of $2,405,176	3,000,000	—	41,095	—	—	41,095
Non-controlling interest accretion	—	—	(13,962)	—	—	(13,962)
Other comprehensive loss	—	—	—	(462)	—	(462)
Net loss	—	—	(8,017)	—	(42,835)	(50,852)
Stock-based compensation	—	—	16,043	—	—	16,043

Balance—December 31, 2014	130,914,333	$14	$816,591	$(517)	$(641,592)	$174,496

Vesting of restricted shares	838,809	—	—	—	—	—
Exercise of stock options	185,343	—	2,224	—	—	2,224
Other comprehensive loss	—	—	—	(1,201)	—	(1,201)
Net loss	—	—	—	—	(25,770)	(25,770)
Stock-based compensation	—	—	29,925	—	—	29,925

Balance—December 31, 2015	131,938,485	$14	$848,740	$(1,718)	$(667,362)	$179,674

See accompanying notes to consolidated financial statements.

Endurance International Group Holdings, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31, 2013	Year Ended December 31, 2014	Year Ended December 31, 2015
Cash flows from operating activities:
Net loss	$(159,846)	$(50,852)	$(25,770)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	18,615	30,956	34,010
Amortization of other intangible assets from acquisitions	105,915	102,723	91,057
Amortization of deferred financing costs	2,768	83	82
Amortization of net present value of deferred consideration	1,590	183	1,264
Stock-based compensation	10,763	16,043	29,925
Deferred tax expense (benefit)	(4,777)	3,640	7,120
(Gain) loss on sale of assets	309	(168)	(155)
Gain from unconsolidated entities	—	—	(5,440)
Loss of unconsolidated entities	2,067	61	14,640
Dividend from minority interest	—	167	—
(Gain) loss from change in deferred consideration	(466)	384	1,174
Financing costs expensed	10,833	—	—
Changes in operating assets and liabilities:
Accounts receivable	(1,075)	(691)	(1,659)
Prepaid expenses and other current assets	(7,147)	(25,675)	(13,187)
Accounts payable and accrued expenses	2,020	(1,615)	9,926
Deferred revenue	51,047	67,654	34,241

Net cash provided by operating activities	32,616	142,893	177,228

Cash flows from investing activities:
Businesses acquired in purchase transaction, net of cash acquired	(38,659)	(93,698)	(97,795)
Purchases of property and equipment	(33,523)	(23,904)	(31,243)
Cash paid for minority investment	—	(34,140)	(8,475)
Proceeds from sale of property and equipment	54	94	93
Proceeds note receivable	—	—	3,454
Proceeds from sale of assets	23	100	191
Purchases of intangible assets	(751)	(200)	(76)
Net (deposits) and withdrawals of principal balances in restricted cash accounts	(231)	433	50

Net cash used in investing activities	(73,087)	(151,315)	(133,801)

Endurance International Group Holdings, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31, 2013	Year Ended December 31, 2014	Year Ended December 31, 2015
Cash flows from financing activities:
Proceeds from issuance of term loan	1,145,000	—	—
Repayment of term loan	(1,212,625)	(10,500)	(10,500)
Proceeds from borrowing of revolver	57,000	150,000	147,000
Repayment of revolver	(72,000)	(100,000)	(130,000)
Payment of financing costs	(12,552)	(53)	—
Payment of deferred consideration	(55,635)	(98,318)	(14,991)
Payment of redeemable non-controlling interest liability	—	(4,190)	(30,543)
Principal payments on capital lease obligations	—	(3,608)	(4,822)
Proceeds from exercise of stock options	—	137	2,224
Proceeds from issuance of common stock	252,612	43,500	—
Issuance costs of common stock	(17,512)	(2,904)	—

Net cash provided by (used in) financing activities	84,288	(25,936)	(41,632)

Net effect of exchange rate on cash and cash equivalents	(247)	(78)	(1,144)

Net increase (decrease) in cash and cash equivalents	43,570	(34,436)	651
Cash and cash equivalents:
Beginning of period	23,245	66,815	32,379

End of period	$66,815	$32,379	$33,030

Supplemental cash flow information:
Interest paid	$100,856	$57,418	$57,338
Income taxes paid	$1,502	$2,615	$4,510
Supplemental disclosure of non-cash financing activities:
Shares issued in connection with the acquisition of Directi	$—	$27,235	$—
Assets acquired under capital lease	$—	$11,704	$9,795

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

Corporate Reorganization

Pursuant to the terms of a corporate reorganization that was completed following the stock split and prior to the completion of the Company’s initial public offering, as described below, the former direct owner of Holdings, a limited partnership, was dissolved and in liquidation distributed the shares of the Company’s common stock to its limited partners. The distribution of common stock to the limited partners was determined by the value each partner would have received under the distribution provisions of the limited partnership agreement, valued by reference to the initial public offering price.

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

On March 11, 2015, the Company closed a follow-on offering of its common stock, in which selling stockholders sold 12,000,000 shares of common stock at a public offering price of $19.00 per share. The underwriter also exercised its overallotment option to purchase an additional 1,800,000 shares of common stock from the selling stockholders. The Company did not receive any proceeds from the sale of shares by the selling stockholders. The Company incurred $0.7 million of offering expenses on behalf of the selling stockholders, which was included in general and administrative expense in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2015.

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

Use of Estimates

U.S. GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates, judgments and assumptions used in preparing the accompanying consolidated financial statements are based on the relevant facts and circumstances as of the date of the consolidated financial statements. Although the Company regularly assesses these estimates, judgments and assumptions used in preparing the consolidated financial statements, actual results could differ from those estimates. Changes in estimates are recorded in the period in which they become known. The more significant estimates reflected in these consolidated financial statements include estimates of fair value of assets acquired and liabilities assumed under purchase accounting related to the Company’s acquisitions and when evaluating goodwill and long-lived assets for potential impairment, the estimated useful lives of intangible and depreciable assets, revenue recognition for multiple-element arrangements, stock-based compensation, contingent consideration, derivative instruments, certain accruals, reserves and deferred taxes.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash equivalents, accounts receivable, accounts payable and certain accrued expenses, approximate their fair values due to their short maturities. The carrying amount of the Company’s contingent consideration is recorded at fair value. The fair value of the Company’s notes payable is based on the borrowing rates currently available to the Company for debt with similar terms and average maturities and approximate their carrying value.

Derivative Instruments and Hedging Activities

FASB ASC 815, Derivatives and Hedging (“ASC 815”), provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Further, qualitative disclosures are required that explain the Company’s objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

As required by ASC 815, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

In accordance with the FASB’s fair value measurement guidance in ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

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

For the years ended December 31, 2013, 2014 and 2015, no subscriber represented 10% or more of the Company’s total revenue.

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

Software Development Costs

The Company accounts for software development costs for internal use software under the provisions of ASC 350-40, “Internal-Use Software”. Accordingly, certain costs to develop internal-use computer software are capitalized, provided these costs are expected to be recoverable. During the years ended December 31, 2013, 2014 and 2015, the Company capitalized internal-use software development costs of $1.2 million, $5.4 million and $5.5 million, respectively.

Investments

The Company has minority investments in several privately-held companies. Investments in privately-held companies, in which the Company has a voting interest between 20% and 50% and exercises significant influence are accounted for using the equity method of accounting. Under this method, the investment balance, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee company as they occur, limited to the extent of the Company’s investment in, advances to and commitments for the investee. The Company’s share of net earnings or losses of the investee are reflected in equity losses of unconsolidated entities, net of tax, in the Company’s accompanying consolidated statements of operations. Investments in which the Company has a voting interest of less than 20% and over which it does not have significant influence are accounted for under the cost method of accounting.

The Company assesses the need to record impairment losses on its investments and records such losses when the impairment of an investment is determined to be other than temporary in nature. On October 31, 2013 the Company reduced its 50% voting interest in one of the minority investments to 40% and recorded a $2.6 million impairment charge (see Note 8).

Goodwill

Goodwill relates to amounts that arose in connection with the Company’s various business combinations and represents the difference between the purchase price and the fair value of the identifiable intangible and tangible net assets when accounted for using the purchase method of accounting. Goodwill is not amortized, but is subject to periodic review for impairment. Events that would indicate impairment and trigger an interim impairment assessment include, but are not limited to, current economic and market conditions, including a decline in the equity value of the business, a significant adverse change in certain agreements that would materially affect reported operating results, business climate or operational performance of the business and an adverse action or assessment by a regulator. Additionally, the reorganization or change in the number of reporting units could result in the reassignment of Goodwill between reporting units and may trigger an impairment assessment.

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

The Company assesses fair value based on current market capitalization. As of December 31, 2014 and, 2015, the fair value of the Company’s reporting unit exceeded the carrying value of the reporting unit’s net assets. Therefore, no impairment existed as of those dates.

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

The Company had goodwill of $1,105.0 million and $1,207.3 million as of December 31, 2014 and 2015, respectively, and no impairment charges have been recorded.

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

The Company evaluates long-lived intangible and tangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indicators of impairment are present and undiscounted future cash flows are less than the carrying amount, the fair value of the assets is determined and compared to the carrying value. If the fair value is less than the carrying value, then the carrying value of the asset is reduced to the estimated fair value and an impairment loss is charged to expense in the period the impairment is identified. No such impairment losses have been identified for the years ended December 31, 2013, 2014 and 2015.

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

Acquired In-Process Research and Development (IPR&D)

Acquired IPR&D represents the fair value assigned to research and development assets that the Company acquires that have not been completed at the date of acquisition. The acquired IPR&D is capitalized as an intangible asset and reviewed on a quarterly basis to determine future use. Any impairment loss of the acquired IPR&D is charged to expense in the period the impairment is identified. No such impairment losses have been identified for the years ended December 31, 2013, 2014 and 2015. Upon commercialization, the acquired fair value of the IPR&D will be amortized over its estimated useful life.

During 2014 the Company capitalized $4.6 million of IPR&D in connection with its acquisition of WebZai, Ltd. (“Webzai”). During the year ended December 31, 2015 $3.2 million was reclassified to developed technology as of December 31, 2015 and is being amortized over the estimated useful life of 4.0 years. During 2014, the Company did not capitalize any IPR&D in connection with its acquisitions of the web presence business of Directi (“Directi”), the domain name business, the assets of the BuyDomains business of Name Media, Inc. (“BuyDomains”) and the assets of Arvixe LLC (“Arvixe”). During 2015, the Company did not capitalize any IPR&D in connection with its acquisitions of the assets of the U.S. retail portion of the Verio business of NTT America, Inc. (“Verio”), the assets of World Wide Web Hosting, LLC (“WWWH”), the assets of Ace Data Centers, Inc. (“Ace DC”) and the ownership interests in Ace Holdings, LLC (“Ace Holdings”), (these acquired assets and ownership interests, collectively, “Ace”) and the assets of Ecommerce, LLC, (“Ecommerce”).

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

The Company maintains a reserve for refunds and chargebacks related to revenue that has been recognized and is expected to be refunded. The Company had a refund and chargeback reserve of $0.6 million and $0.5 million as of December 31, 2014 and 2015, respectively. The portion of deferred revenue that is expected to be refunded at December 31, 2014 and 2015 was $2.2 million and $1.8 million, respectively. Based on refund history, a significant majority of refunds happen in the same fiscal month that the customer contract starts or renews. Approximately 80% of all refunds happen in the same fiscal month that the contract starts or renews, and approximately 92% of all refunds happen within 45 days of the contract start or renewal date.

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

Sales and Marketing Costs

The Company engages in sales and marketing through various online marketing channels, which include affiliate and search marketing as well as online partnerships. The Company expenses sales and marketing costs as incurred. For the years ended December 31, 2013, 2014 and 2015, the Company’s sales and marketing costs were $117.7 million, $146.8 million and $145.4 million, respectively.

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

Foreign currency transaction losses were $1.2 million, $0.8 million and $1.9 million during the years ended December 31, 2013, 2014 and 2015, respectively. These amounts are recorded in general and administrative expense in the Company’s consolidated statements of operations and comprehensive loss.

Income Taxes

Income taxes are accounted for in accordance with ASC 740, Accounting for Income Taxes, or ASC 740. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is more likely than not to be realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. There were no unrecognized tax benefits in the years ended December 31, 2013, 2014 and 2015.

The Company records interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2013, 2014 and 2015, the Company did not recognize any interest and penalties related to unrecognized tax benefits.

Stock-Based Compensation

The Company may issue restricted stock units, restricted stock awards and stock options which vest upon the satisfaction of a performance condition and/ or a service condition. The Company follows the provisions of ASC 718, Compensation—Stock Compensation, or ASC 718, which requires employee stock-based payments to be accounted for under the fair value method. Under this method, the Company is required to record compensation cost based on the estimated fair value for stock-based awards granted over the requisite service periods for the individual awards, which generally equals the vesting periods; net of estimated forfeitures. The Company uses the straight-line amortization method for recognizing stock-based compensation expense. In addition, for stock-based awards where vesting is dependent upon achieving certain performance goals, the Company estimates the likelihood of achieving the performance goals against established performance targets.

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

The Company’s potentially dilutive shares of common stock are excluded from the diluted weighted-average number of shares of common stock outstanding as their inclusion in the computation would be anti-dilutive due to net losses. For the years ended December 31, 2013, 2014 and 2015, all non-vested shares granted prior to the Company’s IPO in October 2013, stock options, restricted stock awards and restricted stock units were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive as a result of the net losses for these periods.

	For the Year Ended December 31,
	2013	2014	2015
	(in thousands, except share amounts and per share data)
Computation of basic and diluted net loss per share:
Net loss attributable to Endurance International Group Holdings, Inc.	$(159,187)	$(42,835)	$(25,770)

Net loss per share attributable to Endurance International Group Holdings, Inc.:
Basic and diluted	$(1.55)	$(0.34)	$(0.20)

Weighted average number of common shares used in computing net loss per share attributable to Endurance International Group Holdings, Inc.:
Basic and diluted	102,698,773	127,512,346	131,340,557

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

Through December 31, 2015, the Company had not experienced any losses related to these indemnification obligations and no claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and consequently concluded that the fair value of these obligations is negligible and no related liabilities were established.

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

In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis, or ASU 2015-02. This new guidance provides a revised consolidation model that reporting entities use to evaluate partnerships and similar entities, evaluate service providers and decision makers as they relate to a variable interest entity, referred to as a VIE, and examine how related party interests in a VIE can affect the consolidation of that VIE. ASU 2015-02 is effective for annual reporting periods beginning after December 15, 2015 with early adoption permitted. The Company believes the adoption of ASU 2015-02 does not have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest, Simplifying the Presentation of Debt Issuance Costs, or ASU 2015-03. This new guidance changes the balance sheet presentation for deferred financing costs from being presented as an asset to being a deduction from the related recognized liability. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2016. The Company is evaluating the potential impact of ASU 2015-03 and does not believe it will have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles Goodwill and Other—Internal Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. This new guidance will help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement by providing guidance as to whether an arrangement includes the sale or license of software. ASU 2015-05 is effective for annual reporting periods beginning after December 15, 2015. The Company believes the adoption of ASU 2015-05 does not have a material impact on its consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This new guidance requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer needs to record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the provisional amounts, calculated as if the accounting had been completed as of the acquisition date. ASU 2015-16 is effective for annual reporting periods beginning after December 15, 2015. The Company believe the adoption of ASU 2015-16 does not have a material effect on its accounting processes, however the ASU will affect its disclosures as the Company is required to disclose the adjustments made during the measurement period and their effect on the period’s earnings.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes, or ASU 2015-17. This new guidance requires that deferred tax liabilities and assets be classified as noncurrent in the balance sheet, in order to simplify the presentation of deferred income taxes. ASU 2015-17 is effective for annual reporting periods beginning after December 15, 2016. The Company believes the adoption of ASU 2015-17 will not have a material impact on its consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of its pending adoption of the new standard on its consolidated financial statements.

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

Acquisitions—2013

During the year ended December 31, 2013, the Company made three small acquisitions. Under the terms of the purchase agreements, the Company acquired all of the outstanding shares of each entity for an aggregate purchase price of $5.4 million in cash plus deferred consideration payable of $5.5 million. The Company had estimated the fair value of the contingent deferred consideration of one acquisition to be $2.7 million. A full and final payment was subsequently made prior to December 31, 2013 for $2.0 million. The balance of the estimated earn-out payment of $0.7 million was written-down and recorded as an increase in earnings in general and administrative expense in the consolidated statements of operations for the year ended December 31, 2013. The deferred consideration of $2.8 million for one of the other acquisitions is payable three years after the acquisition date and was recorded as a long-term liability at December 31, 2014 and is recorded as a short-term liability at December 31, 2015. The purchase price of these acquisitions was allocated to long-lived intangible assets of $5.4 million and goodwill of $7.3 million.

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

Upon the exercise of the call option, the Company estimated the fair value of the assets and liabilities in accordance with the guidance for business combinations, and estimated that the value of the redeemable non-controlling interest on December 11, 2013 was $20.6 million. The difference between the initial fair value of the redeemable non-controlling interest and the value expected to be paid upon exercise of the put option is being accreted over the period commencing December 11, 2013, and up to the end of the first put option period, which commences on the eighteen-month anniversary of the acquisition date. During the year ended December 31, 2014, the Company paid $4.2 million to increase its investment in JDI Backup and entered into an amendment to the put option with the NCI shareholders, which proportionately reduced the value expected to be paid upon exercise. Adjustments to the carrying amount of the redeemable non-controlling interest are charged to additional paid-in capital. The estimated value of the redeemable non-controlling interest as of December 31, 2014 was $30.5 million and was $0 at December 31, 2015 as there was no longer a non-controlling interest. See Note 13 to the financial statements for additional information.

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

The purchase price of $109.8 million has been allocated to goodwill of $91.2 million, long-lived intangible assets consisting of subscriber relationships, developed technology, trade names and leasehold interests of $7.7 million, $6.4 million, $7.4 million and $0.3 million, respectively, property and equipment of $2.7 million, other assets of $4.7 million and working capital of $0.2 million, offset by deferred revenue of $3.0 million, other payables of $5.4 million and deferred tax liabilities of $2.4 million. The majority of the purchase price was allocated to goodwill, which is not deductible for tax purposes. The goodwill reflects the value of an established international business and infrastructure that enables the Company to increase its market penetration in emerging markets. The intangible assets are being amortized in accordance with their estimated projected cash flows. Subscriber relationships, developed technology, trade names and leasehold interests are being amortized over 17 years, 7 years, 5 years and 4 years, respectively.

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

During the year ended December 31, 2014 the fair value of the earn-out decreased by $47,000. The Company recorded this decrease in fair value in general and administrative expense.

Webzai

On August 12, 2014, the Company acquired Webzai, which provides the Company with a simple to use website builder and mobile website builder product, for an aggregate purchase price of $9.5 million, of which $7.0 million was paid in cash at the closing. The Company is also obligated to pay additional consideration of $3.0 million on the second anniversary of the acquisition if certain technological milestones are achieved. The net present value of the additional consideration is $2.8 million and is included in the aggregate purchase price and recorded as deferred consideration in the Company’s consolidated balance sheet as of December 31, 2015. The remaining $0.2 million is being accreted as interest expense.

The purchase price of $9.5 million has been allocated to long-lived intangible assets consisting of developed technology and IPR&D of $4.6 million and $4.6 million, respectively, goodwill of $3.0 million, deferred tax liability of $2.6 million and negative working capital of $0.1 million. Goodwill related to the acquisition is not deductible for tax purposes.

BuyDomains

On September 18, 2014, the Company completed the acquisition of substantially all of the assets of the BuyDomains business of NameMedia, Inc. BuyDomains is a provider of premium domain products. The Company expects this acquisition will allow it to better serve its subscriber demand for higher priced premium domains.

The aggregate purchase price was $44.9 million, of which $41.1 million was paid in cash at the closing. The Company is also obligated to pay additional consideration of $4.5 million on the second anniversary of the acquisition. The net present value of the additional consideration is $4.3 million and is included in the aggregate purchase price and recorded as deferred consideration in the Company’s consolidated balance sheet as of December 31, 2015. The remaining $0.3 million will be accreted as interest expense.

The purchase price of $44.9 million has been allocated to intangible assets consisting of developed technology, trade names and domains available for sale of $7.6 million, $1.9 million and $26.9 million, respectively, goodwill of $4.2 million, prepaid expenses and other current assets of $4.0 million and property and equipment of $0.3 million. Goodwill related to the acquisition is deductible for tax purposes.

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

The purchase price of $22.0 million has been allocated to intangible assets consisting of developed technology, trade names and subscriber relationships of $0.1 million, $1.2 million and $8.4 million, respectively and goodwill of $15.4 million, offset by deferred revenue of $3.1 million. Goodwill related to the acquisition is deductible for tax purposes.

Acquisitions—2015

Verio

On May 26, 2015, the Company acquired the assets of the U.S. retail portion of the Verio business of NTT America, Inc., which is a provider of shared, virtual private server (“VPS”) and dedicated hosting services. The Company expects this acquisition to leverage its reach and generate better economies of scale.

The aggregate purchase price was $13.0 million, of which $10.5 million was paid in cash at the closing. The Company is obligated to pay the remaining cash consideration of $2.5 million on the first anniversary of the acquisition, less amounts used to satisfy any obligation determined to be owed to the Company for any indemnity pursuant to the asset purchase agreement.

The purchase price of $13.0 million has been allocated on a preliminary basis to intangible assets consisting of subscriber relationships and trade names of $13.1 million and $0.1 million, respectively, and goodwill of $1.2 million, offset by deferred revenue of $1.4 million. Goodwill related to the acquisition is deductible for tax purposes.

World Wide Web Hosting

On June 25, 2015, the Company acquired substantially all of the assets of WWWH, which is a provider of web presence solutions doing business under the brand name Site5. The Company previously had an equity interest in WWWH, which was originally acquired when the Company acquired Hostgator.com LLC on July 13, 2012. The Company expects this acquisition will allow it to leverage its reach and generate better economies of scale.

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

The purchase price of $34.9 million has been allocated on a preliminary basis to intangible assets consisting of subscriber relationships and trade names of $11.0 million and $1.9 million, respectively, goodwill of $23.3 million, and prepaid expenses and other current assets of $1.2 million, offset by deferred revenue of $2.5 million. Goodwill related to the acquisition is deductible for tax purposes.

Ace Data Center and Ace Holdings

On September 21, 2015, the Company entered into a purchase agreement with Ace DC to acquire substantially all of the assets of Ace DC and with Ace Holdings and its owners to acquire all of the ownership interests in Ace Holdings. Ace DC is the manager of a data center that provides colocation, infrastructure and carrier-neutral connectivity services. This data center is the Company’s largest data center. Ace Holdings owns the real property, improvements and building at and on which the data center is located, including certain non-systems equipment and personal property. The Company expects this acquisition will provide cost efficiencies and increased control over its largest data center.

The aggregate purchase price was $74.0 million, of which $44.4 million was paid in cash at the closing. Under the terms of the purchase agreement, within approximately 75 days of the closing date of the acquisition, the purchase consideration was subject to a working capital adjustment and a tax gross up adjustment, which resulted in an additional $0.7 million payment from the Company on December 2, 2015. The Company is obligated to pay the remaining cash consideration of $31.5 million on the first anniversary of the acquisition, less amounts used to satisfy any obligation determined to be owed to the Company for any indemnity pursuant to the asset purchase agreement. The net present value of the remaining cash consideration is $28.9 million, which was the amount used to calculate the $74.0 million aggregate purchase price above. An aggregate amount of $0.7 million for the accretion of the present value of the remaining cash consideration is included in interest expense for the year ended December 31, 2015, resulting in the net present value of the remaining cash consideration at December 31, 2015 of $29.6 million.

The purchase price of $74.0 million has been allocated on a preliminary basis to property and equipment, including real property, of $12.1 million, goodwill of $62.2 million, prepaid expenses and other current assets of $0.2 million and developed technology of $0.1 million, offset by other liabilities of $0.6 million. The goodwill reflects the value of estimated cost efficiencies gained for the Company by owning its own data center. Goodwill related to the acquisition is deductible for tax purposes.

Ecommerce

On November 2, 2015, the Company acquired the assets of Ecommerce, which is a provider of shared, VPS and cloud hosting services, domain registration services and add-on products. The Company expects this acquisition to leverage its reach and generate better economies of scale.

The aggregate purchase price was $28.0 million, of which $23.8 million was paid in cash at the closing. The Company is obligated to pay the remaining cash consideration of $4.2 million on the first anniversary of the acquisition, less amounts used to satisfy any obligation determined to be owed to the Company for any indemnity pursuant to the asset purchase agreement.

The purchase price of $28.0 million has been allocated on a preliminary basis to intangible assets consisting of subscriber relationships, intellectual property and trade names of $9.4 million, $4.4 million and $0.1 million, respectively, and goodwill of $16.7 million, offset by deferred revenue of $2.6 million. Goodwill related to the acquisition is deductible for tax purposes.

For the year ended December 31, 2015, $15.4 million of revenue attributable to 2015 acquisitions was included in the Company’s consolidated statement of operations and comprehensive loss.

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

For the intangible assets acquired in connection with all acquisitions completed during the year ended December 31, 2015, subscriber relationships, trademarks, intellectual property and developed technology have weighted average useful lives of 4.7 years, 3.0 years, 6.3 years and 2.7 years, respectively.

Pro Forma Disclosure

The Company has omitted pro forma disclosures related to its acquisitions completed during 2015 as the pro forma effect of including the results of these acquisitions since the beginning of 2014 would not be materially different than the actual results reported.

Summary of Deferred Consideration Related to Acquisitions

Components of deferred consideration short-term and long-term as of December 31, 2014, consisted of the following:

	Short- term	Long- term
	(in thousands)
Mojoness, Inc. (Acquired in 2012)	$490	$1,370
Typepad (Acquired in 2013)	—	2,800
Domain name business (Acquired in 2014)	9,027	—
Webzai (Acquired 2014)	—	2,617
BuyDomains (Acquired in 2014)	—	3,935
Arvixe (Acquired in 2014)	4,400	—

Total	$13,917	$10,722

Components of deferred consideration short-term and long-term as of December 31, 2015, consisted of the following:

	Short- term	Long- term
	(in thousands)
Mojoness, Inc. (Acquired in 2012)	$657	$813
Typepad (Acquired in 2013)	2,800	—
Webzai (Acquired 2014)	2,848	—
BuyDomains (Acquired in 2014)	4,283	—
Verio (Acquired in 2015)	2,474	—
WWWH (Acquired in 2015)	4,600	—
Ace (Acquired in 2015)	29,626	—
Ecommerce (Acquired in 2015)	4,200	—

Total	$51,488	$813

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

As of December 31, 2014 and 2015, the Company’s financial assets or liabilities required to be measured on a recurring basis are accrued earn-out consideration payable in connection with the 2012 acquisition of certain assets of Mojoness, Inc., or Mojo, and the 2014 acquisitions of a domain name business and the 2015 interest rate cap. The Company has classified its interest rate cap within Level 2 of the fair value hierarchy. The Company has classified its liabilities for contingent earn-out consideration related to these acquisitions within Level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which included probability weighted cash flows. The Company recorded a $0.7 million change in fair value of the earn-out consideration related to Mojo and one of the other 2012 acquisitions as of December 31, 2013 in the Company’s general and administrative expense in the consolidated statement of operations and comprehensive income. During the year ended December 31, 2014, the Company paid $0.2 million related to the earn-out provisions for the Mojo acquisition and recorded $23.0 million related to the 2014 domain name business acquisition of which $14.0 million was paid during the year ended December 31, 2014. The Company recorded a $0.4 million change in fair value of the earn-out consideration related to Mojo and the 2014 domain name business during the year ended December 31, 2014. During the year ended December 31, 2015, the Company paid $0.5 million related to the earn-out provisions for the Mojo acquisition and paid $10.1 million related to the earn-out provisions of the 2014 domain name business acquisition. The Company recorded a $1.2 million change in fair value of the earn-out consideration related to the earn-out provisions of the Mojo and 2014 domain name business acquisitions during the year ended December 31, 2015. The earn-out consideration in the table below is included in total deferred consideration in the Company’s consolidated balance sheets.

Basis of Fair Value Measurements

	Balance	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Balance at December 31, 2014:
Financial liabilities:
Contingent earn-out consideration	$10,887	—	—	$10,887

Total financial liabilities	$10,887	—	—	$10,887

Balance at December 31, 2015:
Financial assets:
Interest rate cap (included in other assets)	$3,130	—	$3,130	$—

Total financial assets	$3,130	—	$3,130	$—

Financial liabilities:
Contingent earn-out consideration	$1,469	—	—	$1,469

Total financial liabilities	$1,469	—	—	$1,469

The following table summarizes the changes in the financial liabilities measured on a recurring basis using Level 3 inputs as of December 31, 2014 and 2015:

Amount
(in thousands)
Financial liabilities measured using Level 3 inputs at January 1, 2014	$1,655
Accrual of contingent earn-out related to 2014 acquisition	22,987
Payment of contingent earn-out related to 22012 and 2014 acquisitions	(14,158)
Change in fair value of contingent earn-outs	403

Financial liabilities measured using Level 3 inputs at December 31, 2014	$10,887
Payment of contingent earn-outs related to 2012 and 2014 acquisitions	(10,592)
Change in fair value of contingent earn-outs	1,174

Financial liabilities measured using Level 3 inputs at December 31, 2015	$1,469

5. Derivatives and Hedging Activities

Risk Management Objective of Using Derivatives

The Company is exposed to certain risk arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s investments and borrowings.

Cash Flow Hedges of Interest Rate Risk

The Company entered into a three-year interest rate cap on December 9, 2015 as part of its risk management strategy. The objective of this interest rate cap, designated as cash flow hedges, involves the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an upfront premium. Therefore, this derivative limits the Company’s exposure if the rate rises, but also allows the Company to benefit when the rate falls.

The effective portion of changes in the fair value of derivatives that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income (“AOCI”), and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Any ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. There was no ineffectiveness recorded in earnings for the year ended December 31, 2015.

As of December 31, 2015, the Company had one interest rate cap with $500.0 million notional outstanding that was designated as a cash flow hedge of interest rate risk. The fair value of the interest rate contracts on the consolidated balance sheet as of December 31, 2015 was $3.1 million, and there has been no effect on the Company’s consolidated statement of operations. The Company recognized $0.1 million of gain in AOCI, of which the Company estimates that $7,894 will be reclassified as an increase to interest expense in the next twelve months.

6. Property and Equipment

Components of property and equipment consisted of the following:

	As of December 31,
	2014	2015
	(in thousands)
Land	$—	$713
Building	—	5,091
Software	22,550	40,336
Computers and office equipment	76,274	97,332
Furniture and fixtures	4,045	5,914
Leasehold improvements	7,015	7,126
Construction in process	2,378	6,137

Property and equipment—at cost	112,262	162,649
Less accumulated depreciation	(55,425)	(86,887)

Property and equipment—net	$56,837	$75,762

Depreciation expense related to property and equipment for the years ended December 31, 2013, 2014 and 2015, was $18.6 million, $31.0 million, and $34.0 million, respectively.

During the years ended December 31, 2014 and 2015, the Company entered into agreements to lease software licenses for use on certain data center server equipment for terms ranging from thirty-six months to thirty-nine months.

As of December 31, 2014 and 2015, the Company’s software shown in the above table included the software assets under a capital lease as follows:

	As of December 31,
	2014	2015
	(in thousands)
Software	$11,704	$21,499
Less accumulated depreciation	(3,901)	(8,412)

Assets under capital lease—net	$7,803	$13,087

At December 31, 2015, the expected future minimum lease payments under the capital lease discussed above were approximately as follows:

Amount
(in thousands)
2016	$6,334
2017	6,895
2018	575

Total minimum lease payments	13,804
Less amount representing interest	(723)

Present value of minimum lease payments (capital lease obligation)	13,081
Current portion	5,866

Long-term portion	$7,215

7. Goodwill and Other Intangible Assets

The following table summarizes the changes in the Company’s goodwill balances as of December 31, 2014 and 2015:

Amount
(in thousands)
Goodwill balance at January 1, 2014	$984,207
Goodwill adjustments related to 2013 acquisition	(2,107)
Goodwill related to 2014 acquisitions	123,452
Foreign translation impact	(529)

Goodwill balance at December 31, 2014	$1,105,023
Goodwill related to 2015 acquisitions	103,444
Foreign translation impact	(1,212)

Goodwill balance at December 31, 2015	$1,207,255

During the year ended December 31, 2014, the Company completed the purchase accounting related to a 2013 acquisition and allocated an additional $2.1 million to long-lived intangible assets, which had been included in goodwill on a preliminary basis.

In accordance with ASC 350, the Company reviews goodwill and other indefinite-lived intangible assets for indicators of impairment on an annual basis and between tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount. The Company completed its annual impairment test of goodwill and other indefinite-lived intangible assets as of December 31, and determined that there were no indicators of impairment as of December 31, 2014 and 2015.

At December 31, 2014, other intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(dollars in thousands)
Developed technology	$202,654	$57,557	$145,097	7 years
Subscriber relationships	364,724	204,950	159,774	5 years
Trade-names	79,754	31,869	47,885	6 years
Intellectual property	29,520	2,976	26,544	13 years
Domain names available for sale	27,019	732	26,287	Indefinite
Leasehold interests	314	197	117	1 year
In-process research and development	4,634	—	4,634	—

Total December 31, 2014	$708,619	$298,281	$410,338

At December 31, 2015, other intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(dollars in thousands)
Developed technology	$205,925	$80,795	$125,130	7 years
Subscriber relationships	397,791	256,461	141,330	5 years
Trade-names	81,792	42,080	39,712	6 years
Intellectual property	34,020	6,596	27,424	13 years
Domain names available for sale	27,859	3,107	24,752	Indefinite
Leasehold interests	314	314	—	1 years
In-process research and development	1,438	—	1,438	—

Total December 31, 2015	$749,139	$389,353	$359,786

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

The Company’s amortization expense is included in cost of revenue in the aggregate amounts of $105.9 million, $102.7 million and $91.1 million, for the years ended December 31, 2013, 2014 and 2015, respectively.

At December 31, 2015, the expected future amortization of the other intangible assets, excluding indefinite life and in-process research and development intangibles, was approximately as follows:

Year Ending December 31,	Amount
(in thousands)
2016	$75,000
2017	62,000
2018	51,000
2019	40,000
2020	34,000
Thereafter	72,000

Total	$334,000

8. Investments

As of December 31, 2014 and 2015, the Company’s carrying value of investments in privately-held companies was $40.4 million and $27.9 million, respectively.

In January 2012, the Company made an initial investment of $0.3 million to acquire a 25% interest in BlueZone Labs, LLC (“BlueZone”), a provider of “do-it-yourself” tools and managed search engine optimization services.

The Company also has an agreement with BlueZone to purchase products and services. During the years ended December 31, 2014 and 2015, the Company purchased $0.9 million and $1.1 million, respectively, of products and services from BlueZone, which is included in the Company’s consolidated statements of operations and comprehensive loss. As of December 31, 2014 and 2015, $0.1 million and $0.1 million, respectively, relating to our investment in BlueZone was included in accounts payable and accrued expense in the Company’s consolidated balance sheet.

In July 2012, the Company assumed a 50% interest in WWWH, a provider of web presence solutions, with a fair value of $10.0 million. On October 31, 2013, the Company sold 20% of its ownership interest, or 10% of the capital stock of WWWH, reducing its equity interest to 40%, recorded an additional $1.5 million note receivable from the buyer for total notes receivable from the buyer of $3.5 million, and decreased its investment in WWWH by $1.5 million. The Company evaluated its remaining 40% ownership interest in WWWH and recognized a $2.6 million impairment on the remaining investment, which is recorded in equity (income) loss of unconsolidated entities, net of tax, in the Company’s consolidated statements of operations and comprehensive loss for the year ended December 31, 2013.

On June 25, 2015, the Company acquired substantially all of the assets of WWWH. In connection with the asset purchase agreement dated June 25, 2015, the seller redeemed from the Company its 40% equity interest in exchange for a pro rata interest in the acquired assets, which had an estimated implied value of $11.9 million. The Company recognized a $5.4 million gain as a result of the redemption of its equity interest, which was recorded as other income for the year ended December 31, 2015 in the Company’s consolidated statements of operations and comprehensive loss. In addition, the Company received a $3.5 million repayment of total notes receivable that were due to the Company from the seller of WWWH prior to the acquisition. For more detail, see Note 3 to the consolidated financial statements.

In June 2013, the Company made an initial investment of $8.8 million to acquire a 17.5% interest in JDI Backup Ltd., which provides online desktop backup services. The agreement also provided for a call option for the acquisition of additional equity interests which the Company exercised on December 11, 2013 to increase its investment in JDI Backup Ltd. to 60% for $22.2 million, which was paid in cash. On July 7, 2014, the Company paid an additional $4.2 million to increase its investment in JDI Backup Ltd. to 67%. On January 13, 2015, the Company entered into an agreement to increase its investment in JDI Backup Ltd. to 100% for $30.5 million, which was payable in three installments. For more detail see Notes 3 and 13 to the consolidated financial statements.

In May 2014, the Company made a strategic investment of $15.0 million in Automattic, Inc. (“Automattic”), which provides content management systems associated with WordPress. The investment represents less than 5% of the outstanding shares of Automattic and better aligns the Company with an important partner.

In August, 2014, the Company made an aggregate investment of $3.9 million for a joint venture with a 49% ownership interest in WZ UK Ltd., which is a provider of technology and sales marketing services associated with web builder solutions. The agreement provides for the acquisition of additional equity interests in WZ UK Ltd. at the option of the Company.

On January 6, 2016, the Company exercised an option to increase its stake in WZ UK Ltd., a provider of technology and sales marketing services associated with web builder solutions, from 49% to 57.5%. For more detail see Note 20 to the consolidated financial statements.

The Company has a license agreement with WZ UK Ltd. to license certain technology to WZ UK Ltd. to enable it to use, develop, market, distribute, host and support website builder applications. Under the terms of the license agreement, the Company receives a royalty payment in the amount of 4.5% of all billings in the previous month, net of any refunds, chargebacks and any other credits applied. During the years ended December 31, 2014 and 2015, the Company recognized $0.0 million and $0.4 million, respectively, of royalty revenue under the terms of the license agreement.

During the years ended December 31, 2014 and 2015, the Company’s proportionate share of net loss from its investment in WZ UK Ltd. was $0.2 million and $13.9 million, respectively. On July 2, 2015, the Company and the majority investor made additional equity contributions to WZ UK Ltd. The Company’s share of the incremental investments was approximately $7.4 million. On December 21, 2015, the Company and the majority investor made additional equity contributions to WZ UK Ltd. The Company’s share of the incremental investment was $1.1 million.

The significance of the net loss of WZ UK Ltd., in comparison to the Company’s net loss requires the disclosure of summarized financial information from the statement of operations and comprehensive loss for WZ UK Ltd. The following table presents a summary of the statement of operations and comprehensive loss for WZ UK Ltd. for the years ended December 31, 2014 and 2015:

	For the years ended December 31,
	2014	2015
	(in thousands)
Revenue	$1	$4,053
Gross profit (loss)	$(96)	$1,095
Operating loss	$(694)	$(28,439)
Net loss	$(694)	$(28,439)

As of December 31, 2014 and 2015, WZ UK Ltd. had total assets of $5.6 million and $2.1 million, respectively, and total liabilities of $6.3 million and $6.7 million, respectively.

In December 2014, the Company also made an aggregate investment of $15.2 million to acquire a 40% ownership interest in AppMachineBV (“AppMachine”), which is a developer of software that allows users to build mobile applications for smart devices such as phones and tablets. Under the terms of the investment agreement for AppMachine the Company is obligated to purchase the remaining 60% of AppMachine in three tranches of 20% within specified periods if AppMachine achieves a specified minimum revenue threshold within a designated timeframe. The consideration for each of the three tranches is calculated as the product of AppMachine’s revenue, as defined in the investment agreement, for the trailing twelve-month period prior to the applicable determination date times a specified multiple based upon year over year revenue growth multiplied by 20%. As of December 31, 2015 there is not a liability recorded related to the purchase obligation.

Investments in which the Company’s interest is less than 20% and which are not classified as available-for-sale securities are carried at the lower of cost or net realizable value unless it is determined that the Company exercises significant influence over the investee company, in which case the equity method of accounting is used. For those investments in which the Company’s voting interest is between 20% and 50%, the equity method of accounting is used. Under this method, the investment balance, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee company, as they occur, limited to the extent of the Company’s investment in, advances to and commitments for the investee. These adjustments are reflected in equity (income) loss of unconsolidated entities, net of tax in the Company’s consolidated statements of operations and comprehensive loss. The Company recognized net income of $0.5 million, net loss of $0.1 million and net loss of $14.6 million for the years ended December 31, 2013, 2014 and 2015, respectively, related to its investments.

From time to time, the Company may make new and follow-on investments and may receive distributions from investee companies. As of December 31, 2015, the Company was not obligated to fund any follow-on investments in these investee companies, other than AppMachine as described above.

As of December 31, 2014, the Company did not have an equity method investment in which the Company’s proportionate share exceeded 10% of the Company’s consolidated assets or income from continuing operations. As of December 31, 2015, the Company’s proportionate share of the net losses of WZ UK Ltd. exceeded 20% of the Company’s income from continuing operations.

9. Notes Payable

At December 31, 2014 and 2015 notes payable consisted of a first lien term loan facility with a principal amount outstanding of $1,036.9 million and $1,026.4 million, respectively, which bore interest at a LIBOR-based rate of 5.00%. The current portion of the first lien term loan as of December 31, 2014 and 2015 was $10.5 million in both periods. In addition, as of December 31, 2014, notes payable included a bank revolver loan (“Revolver loan”) of $50.0 million, which bore interest at a LIBOR-based rate of 7.75%. As of December 31, 2015, notes payable included a Revolver loan of $67.0 million, consisting of a loan of $59.0 million which bore interest at a LIBOR-based rate of 7.75% and a loan of $8.0 million, which bore interest at an alternate base rate of 8.50%. The amounts outstanding under the Revolver loan as of December 31, 2014 and December 31, 2015 of $50.0 million and $67.0 million respectively, were classified as current notes payable on the consolidated balance sheets.

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

The Company accrued interest on the LIBOR based November 2012 First Lien and November 2012 Second Lien of 7.75% and 10.25%, respectively. In addition, the Company accrued interest on LIBOR and reference-based Revolver loans of 7.75% and 8.50%, respectively.

During the nine months ended September 30, 2013, the Company made mandatory repayments on the term loan facilities in an aggregate amount of $6.2 million. For the year ended December 31, 2013, amortization of

$0.3 million was included in interest expense in the consolidated statements of operations and comprehensive loss related to deferred financing costs from the November 2012 Financing Amendment and the August 2013 First Lien.

In connection with the August 2013 First Lien, the interest rates for the term loan and the November 2012 Revolver remained the same as under the November 2012 First Lien.

Debt Refinancing—November 25, 2013

In November 2013, following its IPO, the Company repaid in full its November 2012 Second Lien of $315.0 million and increased the first lien term loan facility (“November 2013 First Lien”) by $166.2 million to $1,050.0 million, thereby reducing its overall indebtedness by $148.8 million. The Company also increased its Revolver capacity by $40.0 million to $125.0 million, none of which was drawn down at the time of the increase. The mandatory repayment of principal on the November 2013 First Lien was increased to approximately $2.6 million at the end of each quarter. During the years ended December 31, 2013, 2014 and 2015, the Company made aggregate mandatory repayments on the November 2013 First Lien of $2.6 million, $10.5 million and $10.5 million, respectively. As of December 31, 2014 and 2015 the Company had $50.0 million and $67.0 million, respectively, outstanding under the Revolver loan. There was no change to the maturity dates of the first lien facility and Revolver loan, which mature on November 9, 2019 and December 22, 2016, respectively. The Company uses the Revolver loan to assist with cash payments for acquisitions and minority investments.

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

At December 31, 2014 and 2015, notes payable consisted of the following:

	For the Year Ended December 31,
	2014	2015
	(in thousands)
LIBOR First Lien term loan	$1,036,875	$1,026,375
LIBOR Revolver loan	50,000	67,000

	$1,086,875	$1,093,375

The maturity of the notes payable at December 31, 2015 is as follows:

	Revolver	First Lien Term Loan	Total
	(in thousands)
2016	$67,000	$10,500	$77,500
2017	—	10,500	10,500
2018	—	10,500	10,500
2019	—	994,875	994,875

Total	$67,000	$1,026,375	$1,093,375

Interest

The Company recorded $98.5 million, $57.4 million and $58.8 million in interest expense for the years ended December 31, 2013, 2014 and 2015, respectively.

The following table provides a summary of loan interest rates incurred and interest expense for the years ended December 31, 2013, 2014 and 2015:

	For the Year Ended December 31,
	2013	2014	2015
	(dollars in thousands)
Interest rate—LIBOR	5.00%-10.25%	5.00%-7.75%	5.00%-7.75%
Interest rate—reference	8.50%	8.50%	8.50%
Non-refundable fee—unused facility	0.50%	0.50%	0.50%
Interest expense and service fees	$85,327	$56,247	$56,760
Amortization of deferred financing fees	$260	$83	$82
Amortization of net present value of deferred consideration	$1,590	$183	$1,264
Interest recorded on extinguishment of term loans	$10,833	$—	$—
Accretion of present value of deferred bonus payments	$111	$1	$—
Interest expense for capital lease obligations	$—	$503	$434
Interest expense for deferred consideration promissory note	$267	$280	$280
Other interest expense	$61	$117	$8

Total interest expense	$98,449	$57,414	$58,828

Debt Covenants

The November 2013 First Lien term loan facility requires that the Company comply with a financial covenant to maintain a maximum ratio of net first lien debt to EBITDA (as defined in the existing credit agreement).

The November 2013 First Lien term loan facility contains covenants that limit the Company’s ability to, among other things, incur additional debt or issue certain preferred shares; pay dividends on or make other distributions in respect of capital stock; make other restricted payments; make certain investments; sell or transfer certain assets; create liens on certain assets to secure debt; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; and enter into certain transactions with affiliates. Additionally, the November 2013 First Lien term loan specifies certain events of default that could result in amounts becoming payable, in whole or in part, prior to their maturity dates. The Company was in compliance with all covenants at December 31, 2015.

With the exception of certain equity interests and other excluded assets under the terms of the November 2013 First Lien term loan, substantially all of the Company’s assets are pledged as collateral for the obligations under the November 2013 First Lien term loan.

10. Stockholders’ Equity

Preferred Stock

The Company has 5,000,000 shares of authorized preferred stock, par value $0.0001. There were no preferred shares issued or outstanding as of December 31, 2014 and 2015.

Common Stock

The Company has 500,000,000 shares of authorized common stock, par value $0.0001.

Voting Rights

All holders of common stock are entitled to one vote per share.

11. Stock-Based Compensation

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

Total stock-based compensation expense recognized for the time-based vesting stock awards was $6.5 million for the year ended December 31, 2013. Total stock-based compensation expense recognized for the performance-based stock awards was $1.4 million for the year ended December 31, 2013, since the performance targets necessary for the performance-based stock awards were met prior to their expiration. The Company will recognize a recovery of expense if the actual forfeiture rate for the time-based stock awards is higher than estimated.

The following tables present a summary of the 2012 restricted stock awards activity for the year ended December 31, 2015 for restricted stock awards that were granted prior to the Company’s IPO:

2012 Restricted Stock Awards
Non-Vested at December 31, 2014	759,122
Forfeitures	(104,422)
Vested	(608,055)

Non-Vested at December 31, 2015	46,645

In connection with the IPO the Company granted restricted stock units under the prior equity plan. The following table provides a summary of the restricted stock units that were granted in connection with the IPO under this plan and the non-vested balance as of December 31, 2015:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2014	155,094	$12.00
Vested and unissued	(132,936)	$12.00

Non-vested at December 31, 2015	22,158	$12.00

2013 Stock Incentive Plan

The 2013 Stock Incentive Plan (the “2013 Plan”) of the Company became effective upon the closing of our IPO. The 2013 Plan of the Company provides for the grant of options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to employees, officers, directors, consultants and advisors of the Company. Under the 2013 Plan, the Company may issue up to 18,000,000 shares of the Company’s common stock. At December 31, 2015, 5,119,592 shares were available for grant under the 2013 Plan.

For stock options issued under the 2013 Plan, the fair value of each option is estimated on the date of grant, and an estimated forfeiture rate is used when calculating stock-based compensation expense for the period. Unless otherwise approved by the Company’s board of directors, stock options typically vest over four years and the Company recognizes compensation expense on a straight-line basis over the requisite service period of the award. The Company uses the Black-Scholes option pricing model to estimate the fair value of stock option awards and determine the related compensation expense. The weighted-average assumptions used to compute stock-based compensation expense for awards granted under the 2013 Stock Incentive Plan during the years ended December 31, 2013, 2014 and 2015 are as follows:

	2013	2014	2015
Risk-free interest rate	1.9%	2.1%	1.8%
Expected volatility	60%	58.3%	56.1%
Expected life (in years)	6.25	6.25	6.25
Expected dividend yield	—	—	—

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

The following table provides a summary of the Company’s stock options as of December 31, 2015 and the stock option activity for all stock options granted under the 2013 Plan during the year ended December 31, 2015 (dollars in thousands except exercise price):

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value(3)
Outstanding at December 31, 2014	5,407,959	$12.07
Granted	2,438,105	$17.97
Exercised	(185,343)	$12.00
Canceled	(709,863)	$15.08

Outstanding at December 31, 2015	6,950,858	$13.83	8.2	$—

Exercisable at December 31, 2015	2,768,853	$12.10	7.8	$—

Expected to vest after December 31, 2015(1)	4,126,179	$14.95	8.4	$—

Exercisable as of December 31, 2015 and expected to vest thereafter(2)	6,895,032	$13.80	8.2	$—

(1)	This represents the number of unvested options outstanding as of December 31, 2015 that are expected to vest in the future, which have been reduced using an estimated forfeiture rate.
(2)	This represents the number of vested options as of December 31, 2015 plus the number of unvested options outstanding as of December 31, 2015 that are expected to vest in the future, which have been reduced using an estimated forfeiture rate.
(3)	The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock on December 31, 2015 of $10.93 per share, or the date of exercise, as appropriate, and the exercise price of the underlying options.

Unless otherwise determined by the Company’s board of directors, restricted stock awards granted under the 2013 Plan generally vest annually over a four-year period. Performance-based restricted stock awards are earned based on the achievement of performance criteria established by the Company’s Compensation Committee and Board of Directors. The performance criteria are weighted and have threshold, target and maximum performance goals. The following table provides a summary of the Company’s restricted stock award activity for the 2013 Plan during the year ended December 31, 2015:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2014	695,312	$12.40
Granted	4,582,728	$15.56
Vested	(230,754)	$12.92
Canceled	(197,996)	$15.39

Non-vested at December 31, 2015	4,849,290	$15.24

The performance-based award granted to the Company’s chief executive officer during the year ended December 31, 2015 provides an opportunity for the participant to earn a fully vested right to up to 3,693,754 shares of the Company’s common stock (collectively, the “Award Shares”) over a three-year period beginning July 1, 2015 and ending on June 30, 2018 (the “Performance Period”). Award shares may be earned based on the Company achieving pre-established, threshold, target and maximum performance metrics.

Award Shares may be earned during each calendar quarter during the Performance Period (each, a “Performance Quarter”) if the Company achieves a threshold, target or maximum level of the performance metric for the Performance Quarter. If the performance metric is less than the threshold level for a Performance Quarter, no Award Shares will be earned during the Performance Quarter. Award Shares that were not earned during a Performance Quarter may be earned later during the then current twelve-month period from July 1st to June 30th during the Performance Period (each, a “Performance Year”) at a threshold, target or maximum level of the performance metric for the Performance Year. No Award Shares were earned for the Performance Quarter ending September 30, 2015 because the threshold level for the performance metric was not met. Approximately 195,881 Award Shares were earned for the Performance Quarter ending December 31, 2015 because the target level for the performance metric was met.

This performance-based award is evaluated quarterly to determine the probability of its vesting and determine the amount of stock-based compensation to be recognized. During the year ended December 31, 2015 the Company recognized $5.9 million of stock-based compensation expense related to the performance-based award.

Unless otherwise determined by the Company’s board of directors, restricted stock units granted under the 2013 Plan generally vest monthly over a four-year period. The following table provides a summary of the Company’s restricted stock unit activity for the 2013 Plan during the year ended December 31, 2015:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2014	341,161	$12.00
Vested and unissued	(120,396)	$12.00

Non-vested at December 31, 2015	220,765	$12.00

All Plans

The following table presents total stock-based compensation expense recorded in the consolidated statement of operations and comprehensive loss for all 2012 restricted stock awards and units issued prior to the Company’s IPO in October 2013 and all awards granted under the 2013 Plan in connection with or subsequent to the IPO:

	For the Year Ended December 31,
	2013	2014	2015
	(in thousands)
Cost of revenue	$126	$547	$1,975
Sales and marketing	459	1,585	3,285
Engineering and development	267	883	1,988
General and administrative	9,911	13,028	22,677

Total operating expense	$10,763	$16,043	$29,925

As of December 31, 2015 the Company has approximately $30.1 million of unrecognized stock-based compensation expense related to option awards that will be recognized over 2.5 years and approximately $47.4 million of unrecognized stock-based compensation expense related to restricted stock awards to be recognized that will also be recognized over 2.5 years.

12. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive loss, net of tax were as follows:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total
	(in thousands)
Balance at December 31, 2013	$(55)	$—	$(55)
Other comprehensive income (loss)	(462)	—	(462)

Balance at December 31, 2014	(517)	—	(517)

Other comprehensive income (loss)	(1,281)	80	(1,201)

Balance at December 31, 2015	$(1,798)	80	$(1,718)

13. Redeemable Non-Controlling Interest

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

On January 13, 2015, the Company entered into an agreement to acquire the remaining interests owned by the NCI shareholders for $30.5 million, which was originally payable in three equal installments on January 13, 2015, June 15, 2015 and September 15, 2015. During the year ended December 31, 2015, the Company entered into amendments to change the dates of the second installment from June 15, 2015 to April 10, 2015 and the date of the third installment from September 15, 2015 to July 2, 2015. The Company will continue to consolidate JDI Backup Ltd. for financial reporting purposes, however, because the Company now owns 100% of JDI Backup Ltd., commencing on January 13, 2015, the Company no longer records a non-controlling interest in the consolidated statement of operations and comprehensive loss.

14. Income Taxes

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

The domestic and foreign components of income (loss) before income taxes for the periods presented:

	Year Ended December 31,
	2013	2014	2015
	(in thousands)
United States	$(158,481)	$(17,002)	$1,258
Foreign	(2,894)	(27,603)	(1,046)

Total income (loss) before income taxes	$(161,375)	$(44,605)	$212

The components of the provision (benefit) for income taxes consisted of the following:

	Year Ended December 31,
	2013	2014	2015
	(in thousands)
Current:
U.S. federal	$—	$781	$1,827
State	267	183	696
Foreign	914	1,582	1,699

Total current provision	1,181	2,546	4,222

Deferred:
U.S. federal	(50,007)	(581)	(1,103)
State	(8,852)	(3,983)	1,952
Foreign	(1,590)	(5,310)	(818)
Change in valuation allowance	55,672	13,514	7,089

Total deferred provision	(4,777)	3,640	7,120

Total expense (benefit)	$(3,596)	$6,186	$11,342

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

The following table presents a reconciliation of the statutory federal rate, and the Company’s effective tax rate, for the periods presented:

	Year Ended December 31,
	2013	2014	2015
U.S. federal taxes at statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	3.2	5.9	685.0
Nondeductible stock-based compensation	(0.7)	(2.5)	827.3
Nondeductible transaction costs	(1.1)	(1.0)	856.5
Nontaxable gain on redemption of equity interest	—	—	(674.9)
Other foreign permanent differences	—	(2.5)	187.8
Credits	—	0.6	—
Foreign rate differential	(0.2)	(11.7)	299.7
Change in valuation allowance—U.S.	(34.0)	(23.2)	3,398.6
Change in valuation allowance—foreign	(0.5)	(7.0)	(130.8)
Rate change	0.4	(1.1)	216.5
Prior year true-up stock-based compensation—U.S.	—	(2.0)	(132.8)
Other	1.1	(3.4)	(217.5)

Total	2.2%	(13.9)%	5,349.4%

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

The significant components of the Company’s deferred income tax assets and liabilities are as follows:

	As of December 31,
	2014	2015
Deferred income tax assets:
Net operating loss carry forward	$70,070	$43,698
Credit carryforward	724	2,190
Other	910	6,612
Deferred compensation	571	497
Deferred revenue	18,385	21,327
Other reserves	4,200	4,895
Stock-based compensation	5,360	13,221

Total deferred income tax assets	100,220	92,440

Deferred income tax liabilities:
Purchased intangible assets	(32,315)	(11,098)
Goodwill	(17,404)	(26,062)
Property and equipment	(2,852)	(8,361)

Total deferred income tax liabilities	(52,571)	(45,521)
Valuation allowance	(69,271)	(75,705)

Net deferred income tax liabilities	$(21,622)	$(28,786)

The Company conducts business globally and, as a result, its subsidiaries file income tax returns in U.S. federal and state jurisdictions and various foreign jurisdictions. In the normal course of business, the Company may be subject to examination by taxing authorities throughout the world, including such major jurisdictions as Brazil, India, the United Kingdom and the United States.

The Company files income tax returns in the United States for federal income taxes and in various state jurisdictions. The Company also files in several foreign jurisdictions. In the normal course of business, the Company is subject to examination by tax authorities throughout the world. Since the Company is in a loss carry-forward position, the Company is generally subject to U.S. federal and state income tax examinations by tax authorities for all years for which a loss carry-forward is utilized. The Company is currently under audit in India for fiscal year ended March 31, 2015 and Israel for the fiscal years ended December 31, 2012, 2013 and 2014.

The statute of limitations in the Company’s other tax jurisdictions remains open for various periods between 2011 and the present. However, carryforward attributes from prior years may still be adjusted upon examination by tax authorities if they are used in an open period.

The Company recognizes, in its consolidated financial statements, the effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The Company has no unrecognized tax positions at December 31, 2014 and December 31, 2015 that would affect its effective tax rate. The Company does not expect a significant change in the liability for unrecognized tax benefits in the next 12 months.

The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realization of deferred tax assets requires significant management judgment. In determining whether its deferred tax assets are more likely than not realizable, the Company evaluated all available positive and negative evidence, and weighted the evidence based on its objectivity. Evidence the Company considered included:

•	Net Operating Losses (“NOL”) incurred from the Company’s inception to December 31, 2015;

•	Expiration of various federal and state tax attributes;

•	Reversals of existing temporary differences;

•	Composition and cumulative amounts of existing temporary differences; and

•	Forecasted profit before tax.

For the year ended December 31, 2015, the Company is in a pre-tax book income position. For the year ended December 31, 2015, the Company was in a cumulative pre-tax book loss position for the preceding three years. The Company has generated significant NOLs since inception, and as such, it has no U.S. loss carryback capacity. In addition, the Company has a history of expiring state NOLs. The Company scheduled out the future reversals of existing deferred tax assets and liabilities and concluded that these reversals did not generate sufficient future taxable income to offset the existing net operating losses. After consideration of the available evidence, both positive and negative, the Company has recorded a valuation allowance of $75.7 million as of December 31, 2015. This provision for income taxes results from a combination of the activities of the Company’s domestic and foreign subsidiaries.

For the years ended December 31, 2013, 2014 and 2015, the Company has recognized a tax expense (benefit) of $(3.6) million, $6.2 million and $11.3 million, respectively, in the consolidated statements of operations and comprehensive loss. The income tax expense for the year ended December 31, 2015 is primarily attributable to a provision for federal and state current income taxes of $2.5 million, foreign current tax expense of $1.7 million, federal and state deferred tax expense of $0.8 million and attributable to a $7.1 million increase in the valuation allowance, partially offset by a foreign deferred benefit of $0.8 million related to the reductions of deferred liabilities created in purchase accounting.

The income tax expense for the year ended December 31, 2014 was primarily attributable to a provision for foreign taxes of $1.8 million, U.S. alternative minimum taxes of $0.5 million and $0.2 million of state taxes. The remaining balance of $3.6 million for the year ended December 31, 2014 was primarily attributable to an increase in U.S. deferred tax liabilities due to the differences in the accounting treatment of goodwill under U.S.

GAAP and the tax accounting treatment for goodwill of $5.8 million of U.S. federal and state deferred taxes, partially offset by a foreign deferred benefit of $2.2 million related to the reductions of deferred liabilities created in purchase accounting.

As of December 31, 2015, the Company had NOL carry-forwards available to offset future U.S. federal taxable income of approximately $97.8 million and future state taxable income of approximately $111.2 million. These NOL carry-forwards expire on various dates through 2034. Approximately $1.6 million of the U.S. federal NOL carry-forwards and $0.7 million of the state NOL carry-forwards are from excess stock-based compensation, for which the benefit will be recorded to additional paid-in capital when recognized. As of December 31, 2015, the Company had NOL carry-forwards in foreign jurisdictions available to offset future foreign taxable income by approximately $27.4 million. The Company has loss carry-forwards in India totaling $2.9 million that expire in 2021. The Company also has loss carry-forwards in the United Kingdom, Israel and Singapore of $23.4 million, $0.9 million, and $0.2 million, respectively, which have an indefinite carry-forward period.

Utilization of the NOL carry-forwards may be subject to an annual limitation due to the ownership percentage change limitations under Section 382 of the Internal Revenue Code (“Section 382 limitation”). Ownership changes can limit the amount of net operating loss and other tax attributes that a company can use each year to offset future taxable income and taxes payable. In connection with a change in control in 2011 the Company was subject to Section 382 annual limitations of $77.1 million against the balance of NOL carry-forwards generated prior to the change in control in 2011. Through December 31, 2013 the Company accumulated the unused amount of Section 382 limitations in excess of the amount of NOL carry-forwards that were originally subject to limitation. Therefore, these unused NOL carry-forwards are available for future use to offset taxable income. The Company has completed an analysis of changes in its ownership from 2011, through its IPO, to December 31, 2013. The Company concluded that there was not a Section 382 ownership change during this period and therefore any NOLs generated through December 31, 2013, are not subject to any new Section 382 annual limitations on NOL carry-forwards. On November 20, 2014, the Company completed a follow-on offering of 13,000,000 shares of common stock. The underwriters also exercised their overallotment option to purchase an additional 1,950,000 shares of common stock from the selling stockholders. The Company performed an analysis of the impact of this offering and determined that no Section 382 change in ownership had occurred.

On March 11, 2015, the Company closed a follow-on offering of its common stock, in which selling stockholders sold 12,000,000 shares of common stock at a public offering price of $19.00 per share. The underwriter also exercised its overallotment option to purchase an additional 1,800,000 shares of common stock from the selling stockholders. The Company is currently completing an analysis of its ownership changes from March 2015 through December 31, 2015, but does not believe the outcome of this analysis will result in an additional ownership change based on the information available at this time.

As a result, all unused NOL carry-forwards at December 31, 2015 are available for future use to offset taxable income.

Permanent Reinvestment of Foreign Earnings

The Company considers the operating earnings of its non-United States subsidiaries to be indefinitely invested outside the United States under ASC 740-30 based on estimates that future and domestic cash generation will be sufficient to meet future domestic cash needs. The Company has three cumulatively profitable foreign jurisdictions, Brazil, India and U.A.E., which have generated approximately $7.3 million of profits outside of the United States. If the Company were to repatriate these cumulative profits, there would be sufficient United States net operating losses to offset the tax impact of the repatriation. If the Company decides to repatriate foreign earnings, the Company would have to adjust the income tax provision in the period it determines that the earnings will no longer be indefinitely vested outside the United States. In 2015, the Company provided taxes for royalty fees paid to its U.A.E. subsidiary as Subpart F income subject to taxation under the U.S. Internal Revenue Code.

Except for Subpart F income, the Company has not provided taxes for the remaining $7.3 million of undistributed earnings of its foreign subsidiaries because we plan to keep these amounts permanently reinvested overseas except for instances where we can remit such earnings to the U.S. without an associated net tax cost. If the Company decides to repatriate the foreign earnings, it would need to adjust its income tax provision in the period it determines that the earnings will no longer be indefinitely invested outside the United States. Due to the timing and circumstances of repatriation of such earnings, if any, it is not practicable to determine the unrecognized deferred tax liability relating to such amounts.

15. Severance and Other Exit Costs

In connection with acquisitions, the Company may evaluate its data center, sales and marketing, support and engineering operations and the general and administrative function in an effort to eliminate redundant costs. As a result, the Company may incur charges for employee severance, exiting facilities and restructuring data center commitments and other related costs.

During the year ended December 31, 2014, the Company implemented plans to further integrate and consolidate its data center, support and engineering operations, resulting in severance and facility exit costs. The severance charges were associated with eliminating approximately 90 positions across primarily support, engineering operations and sales and marketing. The Company incurred severance costs of $2.3 million in the year ended December 31, 2014 related to these restructuring activities. The employee-related charges associated with these restructurings were completed during the year ended December 31, 2014. As of December 31, 2015, the Company did not have any remaining accrued employee-severance related to these severance costs.

The Company had incurred facility costs associated with closing offices in Redwood City, California and Englewood, Colorado. At the time of closing these offices, the Company had remaining lease obligations of approximately $3.0 million for these vacated facilities through March 31, 2018. The Company recorded a facilities charge for these future lease payments, less expected sublease income, of $2.1 million during the year ended December 31, 2014. During the year ended December 31, 2015, the Company recorded an adjustment of $0.6 million as a result of entering an agreement for an early buyout of the lease agreement for the Englewood, Colorado facility.

The following table provides a summary of the activity for the year ended December 31, 2015 related to the Company’s facilities exit costs accrual:

Facilities
(in thousands)
Balance at December 31, 2014	$1,855
Cash paid	(911)
Sublease income	104
Adjustments	(569)

Balance at December 31, 2015	$479

During the year ended December 31, 2015, the Company implemented plans to enhance operational efficiencies across the business, resulting in severance costs (the “2015 Restructuring Plan”). The severance charges were associated with eliminating approximately 67 positions across the business. The Company incurred severance costs of $2.1 million during the year ended December 31, 2015 related to these restructuring activities. The Company completed employee-related charges associated with these restructurings during the year ended December 31, 2015. The Company has paid $0.9 million of severance costs during the year ended December 31, 2015 and accrued a severance liability of $1.2 million as of December 31, 2015. The Company expects payments to be completed during the year ended December 31, 2016 related to the 2015 Restructuring Plan.

The following table provides a summary of the activity for the year ended December 31, 2015 related to the Company’s 2015 Restructuring Plan severance accrual:

2015 Plan Employee Severance
(in thousands)
Balance at December 31, 2014	$—
Severance charges	2,058
Cash paid	(857)

Balance at December 31, 2015	$1,201

The following table presents severance charges recorded in the consolidated statement of operations and comprehensive loss for the periods presented:

	For the Year Ended December 31,
	2014	2015
	(in thousands)
Cost of revenue	$517	$524
Sales and marketing	301	555
Engineering and development	960	636
General and administrative	542	343

Total severance charges	$2,320	$2,058

16. Commitments and Contingencies

Operating Leases

The Company has operating lease commitments for certain facilities and equipment that expire on various dates through 2026. The following table outlines future minimum annual rental payments under these leases at December 31, 2015:

Year Ending December 31,	Amount
(in thousands)
2016	$9,247
2017	10,379
2018	8,601
2019	8,892
2020	8,663
Thereafter	26,172

Total minimum lease payments	$71,954

Total net rent expense incurred under non-cancellable operating leases for the years ended December 31, 2013, 2014 and 2015, were $8.9 million, $9.8 million and $8.2 million, respectively. Total sublease income for the year ended December 31, 2015 was $0.2 million.

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

On May 4, 2015, Christopher Machado, a purported holder of the Company’s stock, filed a civil action in the United States District Court for the District of Massachusetts against the Company and its chief executive officer and former chief financial officer, Machado v. Endurance International Group Holdings, Inc., et al, Civil Action No. 1:15-cv-11775-GAO. The plaintiff filed an amended complaint on December 8, 2015 and the plaintiff has recently been given leave to file a second amended the complaint, which will supersede the current complaint.

The Company received a subpoena dated December 10, 2015 from the Boston Regional Office of the SEC, requiring the production of certain documents, including, among other things, documents related to our financial reporting, including operating and non-GAAP metrics, refund, sales and marketing practices and transactions with related parties. The Company is fully cooperating with the SEC’s investigation, which is still in its preliminary stages. The Company can make no assurances as to the time or resources that will need to be devoted to this investigation or the final outcome, or the impact, if any, of this investigation on its business, financial condition, results of operations and cash flows.

Constant Contact

On October 30, 2015, the Company entered into a definitive agreement pursuant to which it agreed to acquire all of the outstanding shares of common stock of Constant Contact. The acquisition closed on February 9, 2016. Constant Contact contingencies are noted below.

On December 10, 2015, Constant Contact received a subpoena from the Boston Regional Office of the SEC, requiring the production of documents pertaining to Constant Contact’s sales, marketing, and customer retention practices, and periodic public disclosure of financial and operating metrics. The Company is fully cooperating with the SEC’s investigation. The Company can make no assurances as to the time or resources that will need to be devoted to this investigation or its final outcome, or the impact, if any, of this investigation or any related legal or regulatory proceedings on the Company’s business, financial condition, results of operations and cash flows.

On August 7, 2015, a purported class action lawsuit, William McGee v. Constant Contact, Inc., et al, was filed in the United States District Court for the District of Massachusetts against Constant Contact and two of its former officers. The lawsuit asserts claims under Sections 10(b) and 20(a) of the Exchange Act, and is premised on allegedly false and/or misleading statements, and non-disclosure of material facts, regarding Constant Contact’s business, operations, prospects and performance during the proposed class period of October 23, 2014 to July 23, 2015. This litigation is in its very early stages. The Company and the individual defendants intend to vigorously defend all claims asserted. The Company cannot, however, make any assurances as to the outcome of this proceeding.

In September 2012, RPost Holdings, Inc., RPost Communications Limited and RMail Limited, or collectively, RPost, filed a complaint in the United States District Court for the Eastern District of Texas that named Constant Contact as a defendant in a lawsuit. The complaint alleged that certain elements of Constant Contact’s email marketing technology infringe five patents held by RPost. RPost seeks an award for damages in an unspecified amount and injunctive relief. In February 2013, RPost amended its complaint to name five of Constant Contact’s marketing partners as defendants. Under Constant Contact’s contractual agreements with these marketing partners, it is obligated to indemnify them for claims related to patent infringement. Constant Contact filed a motion to sever and stay the claims against its partners and multiple motions to dismiss the claims against it. In January 2014, the case was stayed pending the resolution of certain state court and bankruptcy actions involving RPost, to which Constant Contact is not a party. The stay was extended by agreement of the parties in December 2014. This litigation is in its very early stages. The Company believes it has meritorious defenses to any claim of infringement and intends to defend against the lawsuit vigorously.

On December 11, 2015, a putative class action lawsuit relating to the Constant Contact acquisition, captioned Irfan Chawdry, Individually and On Behalf of All Others Similarly Situated v. Gail Goodman, et al.

Case No. 11797, or the Chawdry Complaint, and on December 21, 2015, a putative class action lawsuit relating to the acquisition captioned David V. Myers, Individually and On Behalf of All Others Similarly Situated v. Gail Goodman, et al. Case No. 11828, or the Myers Complaint (together with the Chawdry Complaint, the Complaints) filed in the Court of Chancery of the State of Delaware naming Constant Contact, each of Constant Contact’s directors, Endurance and Paintbrush Acquisition Corporation as defendants. The Complaints generally allege, among other things, that in connection with the acquisition the directors of Constant Contact breached their fiduciary duties owed to the stockholders of Constant Contact by agreeing to sell Constant Contact for purportedly inadequate consideration, engaging in a flawed sales process, omitting material information necessary for stockholders to make an informed vote, and agreeing to a number of purportedly preclusive deal protection devices. The Complaints seek, among other things, to rescind the acquisition, as well as award of plaintiffs’ attorneys’ fees and costs in the action. The defendants have not yet answered or otherwise responded to either of these Complaints. The defendants believe the claims asserted in the Complaints are without merit and intend to defend against these lawsuits vigorously.

17. Employee Benefit Plans

The Company has a defined contribution plan established under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”), which covers substantially all employees. Employees are eligible to participate in the 401(k) Plan beginning on the first day of the month following commencement of their employment. The 401(k) Plan includes a salary deferral arrangement pursuant to which participants may elect to reduce their current compensation by up to the statutorily prescribed limit, equal to $18,000 in 2015, and have the amount of the reduction contributed to the 401(k) Plan. Beginning January 1, 2013, the Company matched 100% of each participant’s annual contribution to the 401(k) plan up to 3% of the participant’s salary and then 50% of each participant’s contribution up to 2% of each participant’s salary. The match immediately vests 100%. Matching contributions by the Company to the 401(k) Plan related to the 2013, 2014 and 2015 plan years were approximately $1.2 million, $2.2 million and $2.5 million, respectively.

In connection with an acquisition in 2011, the Company assumed a defined contribution plan established under Section 401(k) of the Internal Revenue Code (the “Dotster 401(k) Plan”), in which employees were eligible to participate upon the date of hire. Under the Dotster 401(k) Plan, the Company matched 100% of each participant’s annual contribution to the Dotster 401(k) Plan up to 3% of each participant’s salary and then 50% of each participant’s annual contribution to the Dotster 401(k) Plan up to 2% of each participant’s salary. The match immediately vested 100%. A matching contribution by the Company related to the 2013 plan year in the amount of $0.4 million was made to the Dotster 401(k) Plan. The Dotster 401(k) plan merged with the Company’s 401(k) plan during the year ended December 31, 2014.

In connection with the HostGator acquisition in 2012, the Company assumed a defined contribution plan established under Section 401(k) of the Internal Revenue Code (the “HostGator 401(k) Plan”), in which employees were eligible to participate on the date of hire. Under the HostGator 401(k) Plan, the Company matched 25% of each participant’s annual contribution up to 4% of each participant’s salary, vesting 100% after three years of service. A matching contribution by the Company related to the 2013 plan year in the amount of $0.1 million was made to the HostGator 401(k) Plan. The HostGator 401(k) plan merged with the Company’s 401(k) plan during the year ended December 31, 2014.

18. Related Party Transactions

The Company has various agreements in place with related parties. Below are details of related party transactions that occurred during the years ended December 31, 2013, 2014 and 2015.

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

During 2013 the Company expanded the services provided by Tregaron under the agreements to include support of a newly formed entity in India related to our acquisition of HostGator India. The Company inadvertently excluded the support of this Indian entity from its related party disclosures for 2013. The amount previously reported as expense for the Tregaron services for the year ended December 31, 2013 was $7.3 million, which is revised in providing prior period comparative amounts in the footnotes to the consolidated financial statements for the year ended December 31, 2015 to $8.6 million.

In addition, the Company has revised amounts reported in the related party disclosures for the quarterly periods during 2014. The full year amounts for Tregaron for 2014 were correctly reported. The following table includes the revised amounts of related party transactions recorded in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2013, 2014 and 2015 relating to services provided by Tregaron and its affiliates under these agreements:

	For the Year Ended December 31,
	2013	2013	2014	2014
	As Reported	As Revised	As Reported	As Revised	2015
	(in thousands)
Cost of revenue	$5,200	$5,900	$7,400	$7,300	$10,200
Sales and marketing	300	300	600	500	700
Engineering and development	900	1,600	1,700	1,700	1,100
General and administrative	900	800	700	900	300

Total related party transaction expense	$7,300	$8,600	$10,400	$10,400	$12,300

The amounts reflected in the consolidated statement of operations and comprehensive loss, consolidated balance sheet and consolidated statement of cash flows for the Tregaron services for all periods during 2013, 2014 and 2015 were correctly reflected and do not require revision.

As of December 31, 2014, and 2015 approximately $1.4 million and $1.9 million, respectively, was included in accounts payable and accrued expense relating to services provided by Tregaron.

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

During 2013 the Company expanded the services provided by IBS under the agreements across all of its entities. The Company inadvertently excluded the expenses related to the expanded relationship with IBS from related party disclosures for 2013 and 2014. For the year ended December 31, 2013, the Company previously reported cost of services related to the IBS services of $3.0 million, which is revised to $3.9 million in providing prior period comparative amounts in the footnote to the consolidated financial statements for the year ended December 31, 2015.

In addition, the Company has revised amounts reported in certain quarterly periods and the annual period during 2014. The following table includes the revised amounts of related party transactions recorded in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2013, 2014 and 2015 relating to services provided by IBS under these agreements:

	For the Year Ended December 31,
	2013	2013	2014	2014
	As Reported	As Revised	As Reported	As Revised	2015
	(in thousands)
Revenue	$—	$(100)	$—	$(400)	$(1,300)
Revenue (contra)	—	—	600	600	7,000

Total related party transaction impact to revenue	$—	$(100)	$600	$200	$5,700

Cost of revenue	3,000	4,000	4,800	4,600	600

Total related party transaction expense, net	$3,000	$3,900	$5,400	$4,800	$6,300

For the year ended December 31, 2014, the Company previously reported net expenses related to the IBS services of $5.4 million, which is revised to $4.8 million, in providing prior period comparative amounts in the footnotes to the consolidated financial statements for the year ended December 31, 2015.

The amounts reflected in the consolidated statement of operations and comprehensive loss, consolidated balance sheet and consolidated statement of cash flows for the IBS services for all periods during 2013 and 2014 were correctly reflected and do not require revision.

As of December 31, 2014 and 2015, approximately $0.2 million and $0.2 million, respectively, was included in prepaid expenses and other current assets relating to the Company’s agreements with IBS.

As of December 31, 2014 and 2015, approximately $0.9 million and $1.1 million, respectively was included in accounts payable and accrued expense relating to the Company’s agreements with IBS.

As of December 31, 2014 and 2015, approximately $0.1 million and $0.3 million, respectively, was included in accounts receivable relating to the Company’s agreements with IBS.

The Company entered into a three-year interest rate cap on December 9, 2015 with a subsidiary of Goldman Sachs. Goldman Sachs is a significant shareholder of the Company. For more detail refer to Note 5 in the consolidated financial statements.

19. Subsequent Events

With respect to the consolidated financial statements as of and for the year ended December 31, 2015, the Company performed an evaluation of subsequent events through the date of this filing.

On January 6, 2016, the Company exercised an option to increase its stake in WZ UK Ltd., a provider of technology and sales marketing services associated with web builder solutions, from 49% to 57.5%, in exchange for a payment of approximately $2.1 million to the other shareholders of WZ UK Ltd. After certain performance milestones are met, the Company has an option to purchase, and the other shareholders of WZ UK Ltd. have an option to sell to the Company within three years, the remaining shares of WZ UK Ltd. at a per-share price to be determined based on a multiple of revenue.

On October 30, 2015, the Company entered into a definitive agreement pursuant to which it agreed to acquire all of the outstanding shares of common stock of Constant Contact for $32.00 per share in cash, for a total purchase price of approximately $1.1 billion. Constant Contact is a leading provider of online marketing tools that are designed for small organizations, including small businesses, associations and non-profits. The acquisition closed on February 9, 2016.

The purchase price of $1.1 billion is being allocated on a preliminary basis to intangible assets consisting of subscriber relationships, developed technology and trade names of $267.0 million, $88.0 million and $36.0 million, respectively, goodwill of $556.6 million, property and equipment of $32.0 million, working capital of $172.0 million and other assets of $0.3 million, offset by deferred revenue of $39.8 million.

In connection with and concurrently with the acquisition, the Company entered into a $735.0 million incremental first lien term loan facility and a $165.0 million revolving credit facility (which replaced its existing $125.0 million revolving credit facility) and issued $350.0 million of 10.875% senior notes due 2024.

The following unaudited information is as if the Constant Contact acquisition was as of January 1, 2014. The unaudited pro forma results are not necessarily indicative of the actual results that would have occurred had the transaction actually taken place at the beginning of the period indicated. Unaudited pro forma revenue for the years ended December 31, 2014 and 2015 is $960.9 million and $1,105.3 million, respectively. Unaudited pro forma net loss for the years ended December 31, 2014 and 2015 is $135.0 million and $113.0 million, respectively. The unaudited pro forma net loss includes adjustments for additional interest expense related to the debt incurred in connection with the acquisition of Constant Contact.

20. Geographic and Other Information

Revenue, classified by the major geographic areas in which our customers are located, was as follows:

	Year Ended December 31,
	2013	2014	2015
	(in thousands)
United States	$359,889	$409,765	$465,446
International	160,407	220,080	275,869

Total	$520,296	$629,845	$741,315

The following table presents the amount of tangible long-lived assets by geographic area:

	2014	2015
	(in thousands)
United States	$55,191	$72,025
International	1,646	3,737

Total	$56,837	$75,762

The Company’s revenues are generated primarily from products and services delivered on a subscription basis, which include web hosting, domains, website builders, search engine marketing and other similar services. The Company also generates non-subscription revenues through domain monetization and marketing development funds. Non-subscription revenues increased from $28.3 million, or 4% of total revenue for the year ended December 31, 2014 to $52.6 million, or 7% of revenue for the year ended December 31, 2015. The increase in non-subscription revenues is primarily due to the acquisitions of Directi and BuyDomains.

21. Quarterly Financial Data (unaudited)

The following table presents the Company’s unaudited quarterly financial data:

	For the three months ended
	March 31, 2014	June 30, 2014	Sept. 30, 2014	Dec. 31, 2014	March 31, 2015	June 30, 2015	Sept. 30, 2015	Dec. 31, 2015
	(in thousands, except per share data)
Revenue	$145,750	$151,992	$160,167	$171,936	$177,318	$182,431	$188,523	$193,043
Gross profit	$56,559	$59,381	$62,751	$69,666	$76,344	$77,494	$77,750	$84,692
Income (loss) from operations	$(5,499)	$(1,085)	$5,254	$13,808	$17,199	$12,548	$9,113	$14,326
Net income (loss) attributable to Endurance International Group Holdings, Inc.	$(19,285)	$(13,448)	$(7,898)	$(2,204)	$884	$(2,071)	$(15,351)	$(9,232)

Basic and diluted net income (loss) per share attributable to Endurance International Group Holdings, Inc.	$(0.15)	$(0.11)	$(0.06)	$(0.02)	$0.01	$(0.02)	$(0.12)	$(0.07)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2015, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation of our disclosure controls and procedures as of December 31, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our audited consolidated financial statements include the results of Verio, which we acquired on May 26, 2015, World Wide Web Hosting, which we acquired on June 25, 2015 and Ecommerce, which we acquired on November 2, 2015. The scope of our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015, does not include the internal controls of Verio, World Wide Web Hosting and Ecommerce as management determined that it would not be practical to conduct a sufficiently comprehensive assessment of the internal controls of Verio, World Wide Web Hosting and Ecommerce based on the dates of the acquisitions and management’s other time commitments. Guidance issued by the Securities and Exchange Commission permits companies to exclude acquisitions from their assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Verio, World Wide Web Hosting and Ecommerce represented approximately 2% of our total revenues for the year ended December 31, 2015.

Under the supervision and with the participation of our management, our chief executive officer and chief financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, we used criteria set forth in the 2013 framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, management (including our Chief Executive Officer and Chief Financial Officer) has concluded that as of December 31, 2015, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by BDO USA LLP, an independent registered public accounting firm, as stated in the following report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Endurance International Group Holdings, Inc.

Burlington, Massachusetts

We have audited Endurance International Group Holdings, Inc.’s internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Endurance International Group Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Verio, which was acquired on May 26, 2015, World Wide Web Hosting, which was acquired on June 25, 2015 and Ecommerce which was acquired on November 2, 2015, and which are included in the consolidated balance sheet of Endurance International Group Holdings, Inc. as of December 31, 2015, and the related consolidated statement of operations and comprehensive loss, stockholders’ equity, and cash flows for the year then ended. Verio, World Wide Web Hosting and Ecommerce constituted 2% of revenues for the year ended December 31, 2015. Management did not assess the effectiveness of internal control over financial reporting of Verio, World Wide Web Hosting and Ecommerce because of the timing of the acquisitions which were completed during 2015. Our audit of internal control over financial reporting of Endurance International Group Holdings, Inc. also did not include an evaluation of the internal control over financial reporting of Verio, World Wide Web Hosting and Ecommerce.

In our opinion, Endurance International Group Holdings Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Endurance International Group Holdings, Inc. as of December 31, 2014 and 2015, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015 and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/    BDO USA, LLP

Boston, Massachusetts

February 29, 2016

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On December 2, 2015, we terminated a subscriber account, or the Subscriber Account, that we believe to be associated with Issam Shammout and Sky Blue Bird Aviation, or Shammout, identified by the Office of Foreign Assets Control, or OFAC, as a Specially Designated National, or SDN, on May 21, 2015, pursuant to 31 C.F.R. Part 594. The Subscriber Account was inadvertently migrated to our servers following our acquisition of the assets of Arvixe, on October 31, 2014. Pursuant to the terms of the asset purchase agreement between the Company and Arvixe, any customer accounts prohibited by OFAC were expressly excluded from the acquisition. Accordingly, we do not believe we took legal ownership of the Subscriber Account, and no revenue was collected in connection with the Subscriber Account since the date on which Shammout was added to the SDN list. Nonetheless, upon identifying that the Subscriber Account had been migrated to our servers, we promptly suspended all services and terminated the Subscriber Account. We reported the Subscriber Account to OFAC as potentially the property of a SDN subject to blocking pursuant to Executive Order 13224. To date, we have not received any correspondence from OFAC regarding this matter.

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

We understand that SAMIH’s affiliates intend to disclose in their next annual or quarterly report that Santander UK holds frozen savings accounts and one current account for two customers resident in the United Kingdom who are currently designated by the United States for terrorism. The accounts held by each customer were blocked after the customer’s designation and have remained blocked and dormant throughout 2015. Revenue generated by Santander UK on these accounts is negligible.

We also understand that SAMIH’s affiliates intend to disclose in their next annual or quarterly report that an Iranian national, resident in the United Kingdom, who is currently designated by the United States under the Iran Financial Sanctions Regulations and the Weapons of Mass Destruction Proliferators Sanctions Regulations, or the NPWMD sanctions program, holds a mortgage with Santander UK that was issued prior to any such designation. No further drawdown has been made or would be allowed under this mortgage although Santander UK continues to receive repayment installments. In 2015, total revenue in connection with the mortgage was approximately £3,876 while net profits were negligible relative to the overall profits of Santander UK. Santander UK does not intend to enter into any new relationships with this customer, and any disbursements will only be made in accordance with applicable sanctions. The same Iranian national also holds two investment accounts with SIML. The funds within both accounts are invested in the same portfolio fund. The accounts have remained frozen during 2015. The investment returns are being automatically reinvested, and no disbursements have been made to the customer. Total revenue for Santander group in connection with the investment accounts was approximately £188 while net profits in 2015 were negligible relative to the overall profits of Banco Santander, S.A.

We also understand that SAMIH’s affiliates intend to disclose in their next annual or quarterly report that, during the third quarter of 2015, two additional Santander UK customers were designated by the United States for terrorism. First, a United Kingdom national designated by the United States under the Specially Designated Global Terrorist, or SDGT, sanctions program who is on the United States SDN list holds a bank account which generated revenue of approximately £180 during the third and fourth quarter of 2015. The account is blocked. Net profits in the third and fourth quarter of 2015 were negligible relative to the overall profits of Banco Santander, S.A. Second, a United Kingdom national, also designated by the United States under the SDGT sanctions program and who is also on the United States SDN list, held a bank account. No transactions were made in the third and fourth quarter of 2015 and the account is blocked and in arrears.

We also understand that SAMIH’s affiliates intend to disclose in their next annual or quarterly report that, during the fourth quarter of 2015, Santander UK identified one additional customer who was designated by the United States for terrorism. A United Kingdom national designated by the United States under the SDGT sanctions program and who is on the United States SDN list held a bank account which generated negligible revenue during the fourth quarter of 2015. The account was closed during the fourth quarter of 2015. Net profits in the fourth quarter of 2015 were negligible relative to the overall profits of Banco Santander, S.A.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

The information required by this item is incorporated by reference from the information disclosed under the heading “Management and Corporate Governance” and under the subheading “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the 2016 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

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

The information required by this item is incorporated by reference to the information disclosed under the heading “Executive Compensation” and under the subheading “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for the 2016 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the information disclosed under the heading “Principal Stockholders” and under the subheading “Equity Compensation Plan Information” in our definitive proxy statement for the 2016 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference to the information disclosed under the heading “Related Person Transactions” and under the subheading “Director Independence” in our definitive proxy statement for the 2016 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the information disclosed under the proposal “Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive proxy statement for the 2016 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	Financial Statements

For a list of the consolidated financial statements included herein, which are incorporated into this Item by reference, see Index to Consolidated Financial Statements on page 90 of this Annual Report on Form 10-K.

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

ENDURANCE INTERNATIONAL GROUP HOLDINGS, INC.

Date: February 29, 2016	By:	/s/ Hari Ravichandran
Hari Ravichandran
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hari Ravichandran Hari Ravichandran	Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2016

/s/ Marc Montagner Marc Montagner	Chief Financial Officer (Principal Financial Officer)	February 29, 2016

/s/ Timothy Mathews Timothy Mathews	Chief Accounting Officer (Principal Accounting Officer)	February 29, 2016

/s/ James C. Neary James C. Neary	Chairman of the Board	February 29, 2016

/s/ Dale Crandall Dale Crandall	Director	February 29, 2016

/s/ Joseph P. DiSabato Joseph P. DiSabato	Director	February 29, 2016

/s/ Tomas Gorny Tomas Gorny	Director	February 29, 2016

/s/ Michael Hayford Michael Hayford	Director	February 29, 2016

/s/ Peter J. Perrone Peter J. Perrone	Director	February 29, 2016

/s/ Chandler J. Reedy Chandler J. Reedy	Director	February 29, 2016

/s/ Justin L. Sadrian Justin L. Sadrian	Director	February 29, 2016

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith	Furnished Herewith
		Form	File Number	Date of Filing	Exhibit Number

2.1*	Agreement and Plan of Merger, dated October 30, 2015, by and among Constant Contact, Inc., Endurance International Group Holdings, Inc., and Paintbrush Acquisition Corporation	8-K	001-36131	November 2, 2015	2.1

3.1	Restated Certificate of Incorporation of the Registrant	S-1/A	333-191061	October 23, 2013	3.3

3.2	Amended and Restated Bylaws of the Registrant	S-1/A	333-191061	October 23, 2013	3.5

4.1	Specimen certificate evidencing shares of common stock of the Registrant	S-1/A	333-191061	October 8, 2013	4.1

4.2	Second Amended and Restated Registration Rights Agreement by and among the Registrant and the other parties thereto	10-Q	001-36131	November 7, 2014	4.2

4.3	Stockholders Agreement by and among the Registrant and certain holders of the Registrant’s common stock	10-Q	001-36131	November 7, 2014	4.3

10.1#	2013 Stock Incentive Plan	S-1/A	333-191061	October 11, 2013	10.1

10.2#	Form of Stock Option Agreement under the 2013 Stock Incentive Plan	S-1/A	333-191061	October 8, 2013	10.2

10.3#	Form of Restricted Stock Agreement under the 2013 Stock Incentive Plan	S-1/A	333-191061	October 8, 2013	10.3

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith	Furnished Herewith
		Form	File Number	Date of Filing	Exhibit Number

10.4#	Form of Director Stock Option Agreement under the 2013 Stock Incentive Plan	S-1/A	333-191061	October 8, 2013	10.29

10.5#	Form of Restricted Stock Agreement and Acknowledgment	S-1/A	333-191061	October 8, 2013	10.25

10.6#	Form of Modification to Restricted Stock Agreement and Acknowledgment	10-K	001-36131	February 28, 2014	10.6

10.7#	Stock Option Agreement between the Registrant and Hari Ravichandran, dated October 25, 2013	10-K	001-36131	February 28, 2014	10.7

10.8#	Restricted Stock Unit Agreement between the Registrant and Hari Ravichandran, dated October 25, 2013, as amended by Amendment No. 1, dated as of December 12, 2013	10-K	001-36131	February 28, 2014	10.8

10.9#	Restricted Stock Unit Agreement between the Registrant and Hari Ravichandran, dated October 25, 2013, as amended by Amendment No. 1, dated as of December 12, 2013	10-K	001-36131	February 28, 2014	10.9

10.10#	Performance-Based Restricted Stock Agreement between the Registrant and Hari Ravichandran, dated September 18, 2015	8-K	001-36131	September 21, 2015	10.1

10.11#	Letter Agreement between the Registrant and Tivanka Ellawala, dated December 31, 2015					X

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith	Furnished Herewith
		Form	File Number	Date of Filing	Exhibit Number

10.12#	2015 Management Incentive Plan of the Registrant	10-K	001-36131	February 27, 2015	10.10

10.13#	Offer Letter, dated as of April 11, 2011, by and between The Endurance International Group, Inc. and Ronald LaSalvia	S-1	333-191061	September 9, 2013	10.21

10.14#	Bonus Arrangement for Ronald LaSalvia	10-Q	001-36131	May 9, 2014	10.2

10.15#	Offer Letter, dated as of April 30, 2011, by and between The Endurance International Group, Inc. and John Mone	S-1	333-191061	September 9, 2013	10.22

10.16#	Employment Agreement, dated as of October 10, 2012, by and among EIG Investors Corp., Tivanka Ellawala and, solely with respect to Section 6 thereof, WP Expedition Topco LLC	S-1	333-191061	September 9, 2013	10.23

10.17#	Employment Agreement, dated as of September 30, 2013, between Hari Ravichandran and the Registrant, as amended by Amendment No. 1, dated as of October 11, 2013	S-1/A	333-191061	October 11, 2013	10.24

10.18#	Amendment No. 2 to Ravichandran Employment Agreement, dated as of September 18, 2015, by and between the Registrant and Hari Ravichandran	8-K	001-36131	September 21, 2015	10.2

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith	Furnished Herewith
		Form	File Number	Date of Filing	Exhibit Number

10.19#	Employment Agreement, dated as of August 3, 2015, by and between Endurance International Group Holdings, Inc. and Marc Montagner	8-K	001-36131	August 4, 2015	10.1

10.20#	Form of Indemnification Agreement entered into between the Registrant and each director and executive officer	S-1/A	333-191061	October 8, 2013	10.19

10.21	Gross Lease, dated May 17, 2012, by and between The Endurance International Group, Inc. and MEPT Burlington, LLC, as amended on June 13, 2013	S-1	333-191061	September 9, 2013	10.5

10.22	Second Amendment to Lease, dated as of March 28, 2014, by and between Burlington Centre Owner LLC and The Endurance International Group, Inc.	10-Q	001-36131	May 9, 2014	10.5

10.23	Third Amendment to Lease, dated as of September 24, 2014, by and between Burlington Centre Owner LLC and The Endurance International Group, Inc.	10-Q	001-36131	November 7, 2014	10.1

10.24	Fourth Amendment to Lease, dated as of November 14, 2014, by and between Burlington Centre Owner LLC and The Endurance International Group, Inc.	10-K	001-36131	February 27, 2015	10.10

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith	Furnished Herewith
		Form	File Number	Date of Filing	Exhibit Number

10.25+	Collocation/Interconnection License, dated as of May 29, 2007, by and between The Endurance International Group, Inc. and Markley Boston, LLC, as amended on June 1, 2007, August 31, 2008, December 4, 2008, April 30, 2009, February 2011 and February 2, 2012	S-1	333-191061	September 9, 2013	10.7

10.26+	Collocation/Interconnection License, dated as of February 2, 2012, by and between The Endurance International Group, Inc. and One Summer Collocation, LLC, as amended January 4, 2013	S-1	333-191061	September 9, 2013	10.11

10.27+	Master Services Agreement, dated as of April 30, 2009, by and between The Endurance International Group, Inc. and Switch and Data Management Company LLC	S-1	333-191061	September 9, 2013	10.8

10.28+	Master Service Agreement (United States), dated as of November 28, 2011, by and between The Endurance International Group, Inc. and Equinix Operating Co., Inc., as amended by Replacement Order 110712 and Replacement Order 112014, each effective as of December 2, 2014	10-K	001-36131	February 27, 2015	10.10

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith	Furnished Herewith
		Form	File Number	Date of Filing	Exhibit Number

10.29+	Master Service Agreement, dated as of June 20, 2013, by and between HostGator.com LLC and CyrusOne LLC	S-1	333-191061	September 9, 2013	10.26

10.30	Refinancing Amendment, dated as of November 25, 2013, by and among the refinancing lenders party thereto, the revolving lenders party thereto, the Registrant, EIG Investors Corp., and Credit Suisse AG, as Administrative Agent	10-K	001-36131	February 28, 2014	10.23

10.31	Third Amended and Restated Credit Agreement, dated as of November 25, 2013, by and among the Registrant, EIG Investors Corp., as Borrower, the lenders party thereto, and Credit Suisse AG, as Administrative Agent	10-K	001-36131	February 28, 2014	10.24

10.32	Amended and Restated Collateral Agreement, dated as of November 25, 2013, by and among the Registrant, EIG Investors Corp., the other grantors party thereto, and Credit Suisse AG, as Administrative Agent	10-K	001-36131	February 28, 2014	10.25

10.33	Amended and Restated Master Guarantee Agreement, dated as of November 25, 2013, by and among the Registrant, EIG Investors Corp., the other guarantors party thereto, and Credit Suisse AG, as Administrative Agent	10-K	001-36131	February 28, 2014	10.26

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith	Furnished Herewith
		Form	File Number	Date of Filing	Exhibit Number

21.1	Subsidiaries of the Registrant					X

23.1	Consent of BDO USA, LLP					X

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith	Furnished Herewith
		Form	File Number	Date of Filing	Exhibit Number

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Endurance agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule or exhibit upon request.
#	Management contract or any compensatory plan, contract or agreement.
+	Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.