Form 10-Q
period 2016-03-31
Endurance International Group Holdings, Inc.
filed 2016-05-09
CIK 1237746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 29, 2016, there were 140,442,439 shares of the issuer’s common stock, $0.0001 par value per share, outstanding.

Endurance International Group Holdings, Inc.

Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)

	December 31, 2015	March 31, 2016
Assets
Current assets:
Cash and cash equivalents	$33,030	$79,277
Restricted cash	1,048	3,481
Accounts receivable	12,040	10,929
Prepaid domain name registry fees	55,793	59,021
Prepaid expenses and other current assets	15,675	40,003

Total current assets	117,586	192,711
Property and equipment—net	75,762	113,707
Goodwill	1,207,255	1,830,244
Other intangible assets—net	359,786	731,941
Deferred financing costs	—	6,137
Investments	27,905	29,903
Prepaid domain name registry fees, net of current portion	9,884	10,166
Other assets	4,322	5,767

Total assets	$1,802,500	$2,920,576

Liabilities, redeemable non-controlling interest and stockholders’ equity
Current liabilities:
Accounts payable	$12,280	$19,989
Accrued expenses	50,869	83,099
Deferred revenue	285,945	349,951
Current portion of notes payable	77,500	35,700
Current portion of capital lease obligations	5,866	6,464
Deferred consideration—short term	51,488	52,436
Other current liabilities	3,973	3,881

Total current liabilities	487,921	551,520
Long-term deferred revenue	79,682	87,464
Notes payable—long term, net of original issue discounts of $0 and $28,374, and deferred financing costs of $990 and $45,669, respectively	1,014,885	1,992,707
Capital lease obligations—long term	7,215	5,191
Deferred tax liability—long term	28,786	47,853
Deferred consideration—long term	813	—
Other liabilities	3,524	6,105

Total liabilities	$1,622,826	$2,690,840

Redeemable non-controlling interest	—	16,262
Commitments and contingencies
Stockholders’ equity:
Preferred Stock—par value $0.0001; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock—par value $0.0001; 500,000,000 shares authorized; 132,024,558 and 132,579,860 shares issued at December 31, 2015 and March 31, 2016, respectively; 131,938,485 and 132,493,787 outstanding at December 31, 2015 and March 31, 2016, respectively	14	14
Additional paid-in capital	848,740	861,898
Accumulated other comprehensive loss	(1,718)	(2,887)
Accumulated deficit	(667,362)	(645,551)

Total stockholders’ equity	179,674	213,474

Total liabilities, redeemable non-controlling interest and stockholders’ equity	$1,802,500	$2,920,576

See accompanying notes to consolidated financial statements.

Endurance International Group Holdings, Inc.

Consolidated Statements of Operations and Comprehensive Income

(unaudited)

(in thousands, except share and per share amounts)

	Three Months ended March 31,
	2015	2016
Revenue	$177,318	$237,113
Cost of revenue	100,974	136,476

Gross profit	76,344	100,637

Operating expense:
Sales and marketing	35,044	79,294
Engineering and development	5,371	16,255
General and administrative	17,207	40,279
Transaction expenses	1,523	31,120

Total operating expense	59,145	166,948

Income (loss) from operations	17,199	(66,311)

Other income (expense):
Other income	—	11,410
Interest income	92	134
Interest expense	(14,321)	(30,371)

Total other expense—net	(14,229)	(18,827)

Income (loss) before income taxes and equity earnings of unconsolidated entities	2,970	(85,138)
Income tax expense (benefit)	978	(99,902)

Income before equity earnings of unconsolidated entities	1,992	14,764

Equity loss of unconsolidated entities, net of tax	1,108	683

Net income	$884	$14,081

Net loss attributable to non-controlling interest	—	(7,730)

Net income attributable to Endurance International Group Holdings, Inc.	$884	$21,811

Comprehensive income (loss):
Foreign currency translation adjustments	(616)	342
Unrealized loss on cash flow hedge, net of taxes of $0 and $606 for the three months ended March 31, 2015 and 2016	—	(1,511)

Total comprehensive income	$268	$20,642

Basic net income per share	$0.01	$0.17

Diluted net income per share	$0.01	$0.16

Weighted-average common shares used in computing net income per share:
Basic	130,996,079	132,178,693

Diluted	132,675,938	133,563,884

See accompanying notes to consolidated financial statements.

Endurance International Group Holdings, Inc.

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2015	2016
Cash flows from operating activities:
Net income	$884	$14,081
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	7,866	13,172
Amortization of other intangible assets from acquisitions	21,298	29,874
Impairment of other intangible assets	—	1,437
Amortization of deferred financing costs	20	911
Amortization of net present value of deferred consideration	138	783
Amortization of original issue discounts	—	449
Stock-based compensation	3,971	18,388
Deferred tax expense (benefit)	381	(103,203)
(Gain) loss on sale of assets	40	(1)
Gain from unconsolidated entities	—	(11,410)
Loss of unconsolidated entities	1,108	683
Loss from change in deferred consideration	196	21
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,785	2,144
Prepaid expenses and other current assets	(4,741)	(15,673)
Accounts payable and accrued expenses	2,344	16,973
Deferred revenue	14,933	43,143

Net cash provided by operating activities	50,223	11,772

Cash flows from investing activities:
Businesses acquired in purchase transactions, net of cash acquired	—	(881,709)
Cash paid for minority investment	—	(600)
Purchases of property and equipment	(7,249)	(10,140)
Proceeds from sale of assets	26	—
Deposits of principal balances in restricted cash accounts	(338)	(737)

Net cash used in investing activities	(7,561)	(893,186)

Cash flows from financing activities:
Proceeds from issuance of term loan and notes, net of original issue discounts	—	1,056,178
Repayments of term loans	(2,625)	(8,925)
Proceeds from borrowing of revolver	7,000	16,000
Repayment of revolver	(36,000)	(83,000)
Payment of financing costs	—	(51,605)
Payment of deferred consideration	(488)	(707)
Payment of redeemable non-controlling interest liability	(10,181)	—
Principal payments on capital lease obligations	(930)	(1,439)
Proceeds from exercise of stock options	353	593

Net cash provided by (used in) financing activities	(42,871)	927,095

Net effect of exchange rate on cash and cash equivalents	(506)	566

Net (decrease) increase in cash and cash equivalents	(715)	46,247
Cash and cash equivalents:
Beginning of period	32,379	33,030

End of period	$31,664	$79,277

Supplemental cash flow information:
Interest paid	$14,226	$16,659
Income taxes paid	$702	$968

See accompanying notes to consolidated financial statements.

Endurance International Group Holdings, Inc.

Notes to Consolidated Financial Statements

(unaudited)

1. Nature of Business

Formation and Nature of Business

Endurance International Group Holdings, Inc., (“Holdings”) is a Delaware corporation which together with its wholly owned subsidiary company, EIG Investors Corp. (“EIG Investors”), its primary operating subsidiary company, The Endurance International Group, Inc. (“EIG”), and other subsidiary companies of EIG, collectively form the “Company.” The Company is a leading provider of cloud-based platform solutions designed to help small- and medium-sized businesses succeed online.

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

2. Summary of Significant Accounting Policies

Basis of Preparation

The accompanying consolidated financial statements, which include the accounts of the Company and its subsidiaries, have been prepared using accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany transactions have been eliminated on consolidation. The Company has reviewed the criteria of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280-10, Segment Reporting, and determined that the Company is comprised of two operating segments, and those segments meet the aggregation criteria to be treated as one reportable segment.

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

Unaudited Interim Financial Information

The accompanying interim consolidated balance sheet as of March 31, 2016, and the related statements of operations and comprehensive income for the three months ended March 31, 2015 and 2016, cash flows for the three months ended March 31, 2015 and 2016, and the notes to consolidated financial statements are unaudited. These unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. The unaudited consolidated financial statements include, in the opinion of management, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of the Company’s financial position at March 31, 2016, results of operations for the three months ended March 31, 2015 and 2016 and cash flows for the three months ended March 31, 2015 and 2016. The consolidated results in the consolidated statements of operations and comprehensive income are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2016.

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

Derivative Instruments and Hedging Activities

FASB ASC 815, Derivatives and Hedging, or ASC 815, provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Further, qualitative disclosures are required that explain the Company’s objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

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

Software Development Costs

The Company accounts for software development costs for internal use software under the provisions of ASC 350-40, “Internal-Use Software.” Accordingly, certain costs to develop internal-use computer software are capitalized, provided these costs are expected to be recoverable. During the three months ended March 31, 2015 and 2016, the Company capitalized internal-use software development costs of $1.3 million and $2.6 million, respectively.

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

In accordance with ASC 350, Intangibles—Goodwill and Other, or ASC 350, the Company is required to review goodwill by reporting unit for impairment at least annually or more often if there are indicators of impairment present. Under U.S. GAAP, a reporting unit is either the equivalent of, or one level below, an operating segment. As of December 31, 2015, the Company determined that it had one reporting unit. During the three months ended March 31, 2016, following the acquisition of Constant Contact, Inc. (“Constant Contact”), the Company has determined it now has two reporting units. Historically, the Company has performed its annual impairment analysis during the fourth quarter of each year. The provisions of ASC 350 require that a two-step impairment test be performed for goodwill. In the first step, the Company compares the fair value of its reporting unit to which goodwill has been allocated to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is considered not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then the Company would record an impairment loss equal to the difference.

At December 31, 2015, the Company had one reporting unit. The goodwill impairment assessment as of December 31, 2015 was based on then-current market capitalization. As of December 31, 2015, the fair value of the Company’s reporting unit exceeded the carrying value of the reporting unit’s net assets. Therefore, no impairment existed as of that date. For the three months ended March 31, 2016, the Company determined that there were no factors to indicate that the fair value of its reporting units could be impaired, therefore, no impairment testing was performed during this period.

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

The Company had goodwill of $1,207.3 million and $1,830.2 million as of December 31, 2015 and March 31, 2016, respectively, and no impairment charges have been recorded.

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

The Company evaluates long-lived intangible and tangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indicators of impairment are present and undiscounted future cash flows are less than the carrying amount, the fair value of the assets is determined and compared to the carrying value. If the fair value is less than the carrying value, then the carrying value of the asset is reduced to the estimated fair value and an impairment loss is charged to expense in the period the impairment is identified. No such impairment losses have been identified in the three months ended March 31, 2015 and 2016.

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

Acquired In-Process Research and Development (IPR&D)

Acquired IPR&D represents the fair value assigned to research and development assets that the Company acquires in connection with business combinations that have not been completed at the date of acquisition. The acquired IPR&D is capitalized as an intangible asset and reviewed on a quarterly basis to determine future use. Any impairment loss of the acquired IPR&D is charged to expense in the period the impairment is identified. No such impairment loss was identified for the three months ended March 31, 2015. During the three months ended March 31, 2016, the Company identified that the acquired fair value of the remaining IPR&D acquired in connection with its acquisition of Webzai Ltd. (“Webzai”), was impaired. The Company recorded a $1.4 million impairment charge during the three months ended March 31, 2016 in engineering and development expense in the Company’s consolidated statements of operations and comprehensive income.

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

The Company maintains a reserve for refunds and chargebacks related to revenue that has been recognized and is expected to be refunded. The Company had a refund and chargeback reserve of $0.5 million and $0.6 million as of December 31, 2015 and March 31, 2016, respectively. The portion of deferred revenue that is expected to be refunded at December 31, 2015 and March 31, 2016 was $1.8 million and $2.2 million, respectively. Based on refund history, a significant majority of refunds happen in the same fiscal month that the customer contract starts or renews. Approximately 80% of all refunds happen in the same fiscal month that the contract starts or renews, and approximately 92% of all refunds happen within 45 days of the contract start or renewal date.

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

ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is more likely than not to be realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. There were no unrecognized tax benefits in the three months ended March 31, 2015 and 2016.

The Company records interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the three months ended March 31, 2015 and 2016, the Company did not recognize any interest and penalties related to unrecognized tax benefits.

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

Net Income per Share

The Company considered ASC 260-10, Earnings per Share, or ASC 260-10, which requires the presentation of both basic and diluted earnings per share in the consolidated statements of operations and comprehensive income. The Company’s basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period, and, if there are dilutive securities, diluted income per share is computed by including common stock equivalents which includes shares issuable upon the exercise of stock options, net of shares assumed to have been purchased with the proceeds, using the treasury stock method.

	Three Months Ended March 31,
	2015	2016
	(unaudited)
	(in thousands, except share amount and per share data)
Net income attributable to Endurance International Group Holdings, Inc.	$884	$21,811

Net income per share attributable to Endurance International Group Holdings, Inc.:
Basic	$0.01	$0.17

Diluted	$0.01	$0.16

Weighted-average common shares outstanding used in computing basic net income per share attributable to Endurance International Group Holdings, Inc.	130,996,079	132,178,693
Dilutive common stock options and restricted stock awards	1,679,859	1,385,191

Weighted-average common shares outstanding used in computing diluted net income per share attributable to Endurance International Group Holdings, Inc.	132,675,938	133,563,884

The Company excluded common stock equivalents from the computation of diluted net income per share because they had an anti-dilutive impact as the proceeds under the treasury stock method were in excess of the average fair market value. For the three months ended March 31, 2015 and 2016, the Company excluded stock options, restricted stock awards and restricted shares amounting to 212,150 and 12,459,929, respectively, as their inclusion would have been antidilutive as the proceeds under the treasury stock method were in excess of the average fair market value for the respective periods.

Recent Accounting Pronouncements

The Company adopted ASU 2015-03, “Simplifying the Presentation of Debt Issuance Cost” beginning on January 1, 2016, and retrospectively for all periods presented. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The unamortized value of deferred financing costs associated with our revolving credit facility were not affected by the ASU and continue to be presented as an asset on the Company’s consolidated balance sheets.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. Since then, the FASB has also issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606), Principals versus Agent Considerations and ASU 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing, which further elaborate on the original ASU No. 2014-09. The core principle of these updates is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgments and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. In July 2015, the FASB approved a one-year deferral of the effective date to January 1, 2018, with early adoption to be permitted as of the original effective date of January 1, 2017. Once this standard becomes effective, companies may use either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of its pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which it will adopt the standard.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes, or ASU 2015-17. This new guidance requires that deferred tax liabilities and assets be classified as noncurrent in the balance sheet, in order to simplify the presentation of deferred income taxes. ASU 2015-17 is effective for annual reporting periods beginning after December 15, 2016. The adoption of ASU 2015-17 did not have a material impact on its consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of its pending adoption of the new standard on its consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-07, Investments—Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting. This new guidance removes the requirement for retroactive adjustment when an increase or decrease in the level of ownership qualifies an investment for the equity method. This amendment is effective for fiscal years beginning after December 15, 2016. The Company is currently evaluating the impact of its pending adoption of the new standard on its consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting. This new standard simplifies the accounting tax aspects, eliminates complex accounting for excess tax deductions, permits higher withholdings for cashless exercises, and eliminates the requirement to estimate a forfeiture rate. This amendment is effective for annual periods beginning after December 15, 2016, and early adoption is permitted. The Company is currently evaluating the impact of its pending adoption of the new standard on its consolidated financial statements.

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

WZ UK Ltd.

In August 2014, the Company made an aggregate investment of $3.9 million for a joint venture with a 49% ownership interest in WZ UK Ltd., which is a provider of technology and sales and marketing services associated with web builder solutions. The Company has an option to acquire additional equity interests from the shareholders of the non-controlling interest (“NCI”) in WZ UK Ltd. On January 6, 2016, the Company partially exercised this option, which increased its stake in WZ UK Ltd. from 49% to 57.5%.

Upon the exercise of the option, the Company estimated the fair value of the assets and liabilities in accordance with the guidance for business combinations and estimated that the value of the NCI on January 6, 2016 was $10.8 million. The estimated aggregate purchase price of $22.2 million included a gain of $11.4 million that was calculated based on the implied fair value of the Company’s 49% equity investment and the NCI of $10.8 million, which were allocated on a preliminary basis to goodwill of $21.6 million, intangible assets consisting of subscriber relationships of $4.9 million, and property, plant and equipment of $0.3 million, offset by deferred revenue of $3.3 million and negative working capital of $1.3 million. Goodwill related to the acquisition is not deductible for tax purposes.

The $11.4 million gain was recognized in other income in the Company’s consolidated statement of operations and comprehensive income during the three months ended March 31, 2016. As the NCI is subject to a put option that is outside the control of the Company, it is deemed a redeemable non-controlling interest and not recorded in permanent equity, and is being presented as mezzanine redeemable non-controlling interest on the consolidated balance sheet. The difference between the initial fair value of the redeemable non-controlling interest and the value expected to be paid on exercise, which is estimated to be $30.0 million, is being accreted over the period commencing January 6, 2016, and up to the end of the second call option period which is August 14, 2016. Adjustments to the carrying amount of the redeemable non-controlling interest are charged to additional paid-in capital.

Constant Contact, Inc.

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

The aggregate purchase price of $1.1 billion, which was paid in cash at the closing, is being allocated on a preliminary basis to intangible assets consisting of subscriber relationships, developed technology and trade names of $263.0 million, $52.0 million and $83.0 million, respectively, goodwill of $601.1 million, property and equipment of $40.7 million, working capital of $182.0 million and long-term deposits of $2.0 million, offset by net a net deferred tax liability of $122.9 million, deferred revenue of $25.2 million and long-term obligations of $0.1 million. The goodwill reflects the value of expected synergies.

Goodwill related to the acquisition is not deductible for tax purposes.

For the three months ended March 31, 2016, $41.7 million of revenue attributable to 2016 acquisitions was included in the Company’s consolidated statement of operations and comprehensive income. The $31.1 million of transaction expenses in the Company’s consolidated statement of operations and comprehensive income included a $16.8 million charge related to the acceleration of the vesting of certain Constant Contact equity awards, $10.8 million of advisor fees and $3.5 million of legal fees.

For the intangible assets acquired in connection with all acquisitions completed during the three months ended March 31, 2016, developed technology has a weighted-useful life of 4.1 years, subscriber relationships have a weighted-useful life of 4.4 years and trade names have a weighted-useful life of 4.7 years.

Pro Forma Disclosure

The following unaudited information is presented as if the Constant Contact acquisition was completed as of January 1, 2015. The unaudited pro forma results are not necessarily indicative of the actual results that would have occurred had the transaction actually taken place at the beginning of the period indicated. Unaudited pro forma revenue for the three months ended March 31, 2015 and 2016 is $267.0 million and $277.8 million, respectively. Unaudited pro forma net loss attributable to Endurance International Group Holdings, Inc. for the three months ended March 31, 2015 is $25.3 million and unaudited pro forma net income attributable to Endurance International Group Holdings, Inc. for the three months ended March 31, 2016 is $35.6 million. The unaudited pro forma net income (loss) includes adjustments for additional interest expense related to the debt incurred in connection with the acquisition of Constant Contact.

Pro forma revenue for the three months ended March 31, 2016 has been reduced by $13.7 million due to the application of purchase accounting for Constant Contact, which reduced the fair value of deferred revenue as of the closing date. Additionally, pro forma net income for the three months ended March 31, 2016 includes restructuring charges of approximately $11.4 million as the Company implemented plans to reduce the cost structure of the combined businesses.

Summary of Deferred Consideration Related to Acquisitions

Components of deferred consideration short-term and long-term as of December 31, 2015 and March 31, 2016, consisted of the following:

	December 31, 2015		March 31, 2016
	Short- term	Long- term	Short- term	Long- term
	(in thousands)
Mojoness, Inc. (Acquired in 2012)	$657	$813	$822	$—
Typepad Holdings LLC (Acquired in 2013)	2,800	—	2,800	—
Webzai Ltd. (Acquired 2014)	2,848	—	2,909	—
BuyDomains (Acquired in 2014)	4,283	—	4,374	—
Verio (Acquired in 2015)	2,474	—	2,474	—
World Wide Web Hosting (Acquired in 2015)	4,600	—	4,600	—
Ace Data Center (Acquired in 2015)	29,626	—	30,257	—
Ecommerce LLC (Acquired in 2015)	4,200	—	4,200	—

Total	$51,488	$813	$52,436	$—

4. Property and Equipment and Capital Lease Obligations

Components of property and equipment consisted of the following:

	December 31, 2015	March 31, 2016
	(in thousands)
Land	$713	$713
Building	5,091	5,092
Software	40,336	45,605
Computers and office equipment	97,332	128,184
Furniture and fixtures	5,914	10,567
Leasehold improvements	7,126	20,634
Construction in process	6,137	4,718

Property and equipment—at cost	162,649	215,513
Less accumulated depreciation	(86,887)	(101,806)

Property and equipment—net	$75,762	$113,707

Depreciation expense related to property and equipment for the three months ended March 31, 2015 and 2016 was $7.9 million and $13.2 million, respectively.

Property under capital lease with a cost basis of $21.5 million was included in software as of March 31, 2016. The net carrying value of property under capital lease as of March 31, 2016 was $11.5 million.

5. Fair Value Measurements

The following valuation hierarchy is used for disclosure of the valuation inputs used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:

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

As of December 31, 2015 and March 31, 2016, the Company’s financial assets or liabilities required to be measured on a recurring basis are accrued earn-out consideration payable in connection with the 2012 acquisition of certain assets of Mojoness, Inc., or Mojo, and the 2015 interest rate cap. The Company has classified its interest rate cap discussed in Note 5 below within Level 2 of the fair value hierarchy. The Company has classified its liabilities for contingent earn-out consideration related to Mojo within Level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which include probability weighted cash flows. During the three months ended March 31, 2016, the Company paid $0.7 million related to the earn-out provisions for the Mojo acquisition.

Basis of Fair Value Measurements

	Balance	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Balance at December 31, 2015:
Financial assets:
Interest rate cap (included in other assets)	$3,130	—	$3,130	$—

Total financial assets	$3,130	—	$3,130	$—

Financial liabilities:
Contingent earn-out consideration	$1,469	—	—	$1,469

Total financial liabilities	$1,469	—	—	$1,469

Balance at March 31, 2016:
Financial assets:
Interest rate cap (included in other assets)	$1,013	—	$1,013	$—

Total financial assets	$1,013	—	$1,013	$—

Financial liabilities:
Contingent earn-out consideration	$822	—	—	$822

Total financial liabilities	$822	—	—	$822

The following table summarizes the changes in the financial liabilities measured on a recurring basis using Level 3 inputs as of March 31, 2016:

Amount
(in thousands)
Financial liabilities measured using Level 3 inputs at December 31, 2015	$1,469
Payment of contingent earn-outs related to 2012 acquisition	(668)
Change in fair value of contingent earn-outs	21

Financial liabilities measured using Level 3 inputs at March 31, 2016	$822

6. Derivatives and Hedging Activities

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

Cash Flow Hedges of Interest Rate Risk

The Company entered into a three-year interest rate cap on December 9, 2015 as part of its risk management strategy. The objective of the interest rate cap, designated as a cash flow hedge, involves the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an upfront premium. Therefore, this derivative limits the Company’s exposure if the rate rises, but also allows the Company to benefit when the rate falls.

The effective portion of changes in the fair value of derivatives that qualify as cash flow hedges is recorded in AOCI, and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Any ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. There was no ineffectiveness recorded in earnings for the three months ended March 31, 2016.

As of March 31, 2016, the Company had one interest rate cap with $500.0 million notional value outstanding that was designated as a cash flow hedge of interest rate risk. The fair value of the interest rate contracts included in other assets on the consolidated balance sheet as of March 31, 2016 was $1.0 million, and there has been no effect on the Company’s consolidated statement of operations. The Company recognized $1.5 million loss, net of a tax benefit of $0.6 million in AOCI, of which the Company estimates that $40,651 will be reclassified as an increase to interest expense in the next twelve months.

7. Goodwill and Other Intangible Assets

The following table summarizes the changes in the Company’s goodwill balances from December 31, 2015 to March 31, 2016:

Amount
(in thousands)
Goodwill balance at December 31, 2015	$1,207,255
Goodwill related to 2015 acquisitions	38
Goodwill related to 2016 acquisitions	622,691
Foreign translation impact	260

Goodwill balance at March 31, 2016	$1,830,244

In accordance with ASC 350, the Company reviews goodwill and other indefinite-lived intangible assets for indicators of impairment on an annual basis and between tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount. The Company concluded there were no events during the three months ended March 31, 2016 that would have required the Company to review goodwill and other indefinite-lived intangible assets for indicators of impairment.

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

During the three months ended March 31, 2016, the Company wrote-off acquired in-process research and development of $1.4 million, related to its acquisition of Webzai in 2014, as the Company had abandoned certain research and development projects in favor of other projects.

At March 31, 2016, other intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(dollars in thousands)
Developed technology	$288,925	$88,275	$200,650	7 years
Subscriber relationships	665,791	274,296	391,495	7 years
Trade-names	133,796	45,330	88,466	8 years
Intellectual property	34,030	7,556	26,474	13 years
Domain names available for sale	28,513	3,657	24,856	Indefinite
Leasehold interests	314	314	—	1 years
In-process research and development	—	—	—	—

Total March 31, 2016	$1,151,369	$419,428	$731,941

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

The Company’s amortization expense is included in cost of revenue in the aggregate amounts of $21.3 million and $29.9 million for the three months ended March 31, 2015 and 2016, respectively.

8. Investments

As of December 31, 2015 and March 31, 2016, the Company’s carrying value of investments in privately-held companies was $27.9 million and $29.9 million, respectively.

In January 2012, the Company made an initial investment of $0.3 million to acquire a 25% interest in BlueZone Labs, LLC (“BlueZone”), a provider of “do-it-yourself” tools and managed search engine optimization services.

The Company also has an agreement with BlueZone to purchase products and services. During the three months ended March 31, 2015 and 2016, the Company purchased $0.3 million and $0.3 million, respectively, of products and services from BlueZone, which is included in cost of revenue in the Company’s consolidated statements of operations and comprehensive income. As of March 31, 2015 and 2016, $0.1 million and $0.3 million, respectively, relating to the Company’s investment in BlueZone was included in accounts payable and accrued expense in the Company’s consolidated balance sheet.

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

On January 6, 2016, the Company exercised an option to increase its stake in WZ UK Ltd. from 49% to 57.5%. For more detail see Note 3 to the consolidated financial statements.

In December 2014, the Company made an aggregate investment of $15.2 million to acquire a 40% ownership interest in AppMachine B.V. (“AppMachine”), which is a developer of software that allows users to build mobile applications for smart devices such as phones and tablets. Under the terms of the investment agreement for AppMachine, the Company is obligated to purchase the remaining 60% of AppMachine in three tranches of 20% within specified periods if AppMachine achieves a specified minimum revenue threshold within a designated timeframe. The consideration for each of the three tranches is calculated as the product of AppMachine’s revenue, as defined in the investment agreement, for the trailing twelve-month period prior to the applicable determination date times a specified multiple based upon year over year revenue growth multiplied by 20%. As of March 31, 2016, is the Company has not recorded a liability related to the purchase obligation.

On March 3, 2016, the Company purchased a $0.6 million convertible promissory note from a business that provides web and mobile money management solutions, with the potential for subsequent purchases of additional convertible notes.

Investments in which the Company’s interest is less than 20% and which are not classified as available-for-sale securities are carried at the lower of cost or net realizable value unless it is determined that the Company exercises significant influence over the investee company, in which case the equity method of accounting is used. For those investments in which the Company’s voting interest is between 20% and 50%, the equity method of accounting is used. Under this method, the investment balance, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee company, as they occur, limited to the extent of the Company’s investment in, advances to and commitments for the investee. These adjustments are reflected in equity (income) loss of unconsolidated entities, net of tax in the Company’s consolidated statements of operations and comprehensive income. The Company recognized net losses of $1.1 million and $0.7 million for the three month periods ended March 31, 2015 and 2016, respectively, related to its investments.

From time to time, the Company may make new and follow-on investments and may receive distributions from investee companies. As of March 31, 2016, the Company was not obligated to fund any follow-on investments in these investee companies, other than AppMachine as described above.

As of March 31, 2016, the Company did not have an equity method investment in which the Company’s proportionate share of the investees’ net income or loss exceeded 10% of the Company’s consolidated assets or income from continuing operations.

9. Notes Payable

In November 2013, following its initial public offering (“IPO”), the Company repaid in full its November 2012 second lien term loan facility of $315.0 million and increased the first lien term loan facility (“November 2013 First Lien”) by $166.2 million to $1,050.0 million. The Company also increased its revolver loan capacity by $40.0 million to $125.0 million, none of which was drawn down at the time of the increase. The mandatory repayment of principal on the November 2013 First Lien was increased to approximately $2.6 million at the end of each quarter.

In connection with the acquisition of Constant Contact on February 9, 2016, the Company entered into a $735.0 million incremental first lien term loan facility and a new $165.0 million revolving credit facility (which replaced its existing $125.0 million revolving credit facility), and EIG Investors issued $350.0 million aggregate principal amount of 10.875% senior notes due 2024. The Company refers to the incremental first lien term loan facility and new revolving credit facility, together with its previously existing first lien term loan facility, as the “Senior Credit Facilities,” and to the 10.875% senior notes due 2024 as the “Notes.”

Incremental First Lien Term Loan Facility

On February 9, 2016, the Company entered into an incremental first lien term loan amendment to its existing credit agreement. Pursuant to this amendment, the Company obtained a seven-year $735.0 million incremental first lien term loan facility, which is in addition to its existing first lien term loan facility. The full amount of this incremental first lien term loan facility was drawn immediately following the effectiveness of the amendment.

This incremental first lien term loan facility will mature in seven years, was issued at a price of 97% of par (subject to the payment of an additional upfront fee of 1.0% on February 28, 2016 under certain circumstances), bears interest at a rate of LIBOR plus 5.0% per annum, subject to a LIBOR floor of 1.0% per annum, and has scheduled amortization of 0.50% per quarter.

As a result of the “most-favored nation” pricing provision in the Company’s existing credit agreement, the interest rate on its existing first lien term loan facility has increased to LIBOR plus 5.23% per annum (and was further stepped up to LIBOR plus 5.48% per annum on February 28, 2016 since certain circumstances materialized), subject to a LIBOR floor of 1.0% per annum. In addition, the Company is obligated to use commercially reasonable efforts to make voluntary prepayments on its existing first lien term loan facility to effectively double the amount of each scheduled amortization payment under that facility (which is 0.25% per quarter of the principal outstanding as of November 25, 2013).

Revolving Credit Facility

Also on February 9, 2016, the Company entered into a revolving facility amendment to its existing credit agreement. Pursuant to this amendment, the Company obtained a five-year $165.0 million revolving credit facility, which replaced its existing $125.0 million revolving credit facility. Loans under the facility will bear interest at a rate of LIBOR plus 4.0% per annum (subject to a leverage-based step-down), without a LIBOR floor. This revolving credit facility has a “springing” maturity date of August 10, 2019 unless the existing first lien term loan facility has been repaid in full or otherwise extended to at least 91 days after the maturity of the revolving credit facility.

Loans under the Senior Credit Facilities are also subject to a base rate option, with interest rate spreads of 1.0% per annum less than those applicable to LIBOR-based loans.

The Senior Credit Facilities have been fully and unconditionally guaranteed, on a senior unsecured basis, by the Company and certain of its subsidiaries (including Constant Contact and certain of its subsidiaries).

10.875% Senior Notes due 2024

On February 9, 2016, EIG Investors issued $350.0 million aggregate principal amount of Notes. The Notes will mature in February 2024, were issued at a price of 98.065% of par and will bear interest at the rate of 10.875% per annum. The Notes have been fully and unconditionally guaranteed, on a senior unsecured basis, by the Company and its subsidiaries that guarantee the Senior Credit Facilities (including Constant Contact and certain of its subsidiaries).

In connection with the issuance of the Notes, the Company agreed to assist the initial purchasers of the Notes in marketing the Notes. In addition, the Company entered into a registration rights agreement with the initial purchasers of the Notes, which provides the holders of the Notes certain rights relating to registration of the Notes under the Securities Act.

Pursuant to the registration rights agreement, the Company will, among other obligations, use commercially reasonable efforts to file an exchange offer registration statement with respect to a registered offer, or the Exchange Offer, to exchange the Notes for substantially identical notes and consummate the Exchange Offer within 365 days after the issuance of the Notes. The Company will also use commercially reasonable efforts to cause to become effective a shelf registration statement to cover resales of the Notes by the beneficial owners thereof who satisfy certain conditions relating to the provision of information in connection with the shelf registration statement. A registration default will occur if, among other things, (1) the Company fails to consummate the Exchange Offer or have the shelf registration statement become effective on or before the date that is 365 days after the issue date or (2) the shelf registration statement becomes effective but thereafter ceases to be effective or usable in connection with the resale of Notes (subject to certain exceptions) during the periods specified in the registration rights agreement. If a registration default occurs with respect to the Notes, the annual interest rate of the Notes will be increased by 0.25% per annum and will increase again by 0.25% per annum 90 days thereafter until all registration defaults have been cured, up to a maximum amount of additional interest of 0.50% per annum. The Company will also use commercially reasonable efforts to cause to become effective a registration statement providing for the registration of certain secondary transactions in the Notes by Goldman, Sachs & Co. and its affiliates.

At December 31, 2015 and March 31, 2016, notes payable consisted of a first lien term loan facility with a principal amount outstanding of $1,026.4 million and $1,021.1 million, respectively, which bore interest at a LIBOR-based rate of 5.00% and 6.48%, respectively. The current portion of the first lien term loan as of December 31, 2015 and March 31, 2016 was $10.5 million and $21.0 million, respectively. As of December 31, 2015, notes payable included a bank revolver loan (“2015 Revolver loan”) of $67.0 million, consisting of a loan of $59.0 million which bore interest at a LIBOR-based rate of 7.75% and a loan of $8.0 million which bore interest at an alternate base rate of 8.50%. The amount outstanding under the 2015 Revolver loan as of December 31, 2015 was classified as current notes payable on the consolidated balance sheet.

In addition, as of March 31, 2016, the notes payable included $731.3 million, net of original issue discounts related to the incremental first lien term loan facility, which bore interest at a LIBOR-based rate of 6.0%. The current portion of the incremental first lien term loan as of March 31, 2016 was $14.7 million.

As of March 31, 2016, notes payable also included the $350.0 million of 10.875% senior notes due 2024, net of original issue discounts. There were no amounts outstanding under the revolving credit facility.

During the three months ended March 31, 2015 and 2016, the Company made aggregate mandatory repayments on the November 2013 First Lien of $2.6 million and $5.3 million, respectively. Also, during the three months ended March 31, 2016, the Company made a voluntary repayment on the incremental first lien term loan facility of $3.7 million. During the three months ended March 31, 2015 and 2016, the Company had drawn down an aggregate amount of $7.0 million and $16.0 million, respectively, on its Revolver loan, and repaid an aggregate amount of $36.0 million and $83.0 million, respectively, of the amounts drawn down, resulting in $21.0 million and $0.0 million, outstanding under the Revolver loan at March 31, 2015 and 2016, respectively. The maturity dates of the November 2013 First Lien, the incremental first lien term loan facility and the $350.0 million of 10.875% senior notes are November 9, 2019, February 9, 2023, and February 9, 2024, respectively. There is a springing maturity related to the revolving credit facility. If the Company’s November 2013 First Lien has not been paid in full prior to August 10, 2019 and the final maturity has not been extended to May 11, 2021 or later, then the maturity date of the revolving credit facility is February 9, 2019.

Effective November 25, 2013, the interest rate for a LIBOR based interest loan was reduced to 4.00% plus the greater of the LIBOR rate or 1.00%. The interest rate for a reference rate loan was reduced to 3.00% per annum plus the greater of the prime rate, the federal funds effective rate plus 0.50%, an Adjusted LIBOR rate or 2.00%. Effective February 9, 2016, the interest rates for a revolver loan are subject to variability based on certain covenants.

Interest is payable on maturity of the elected interest period for a LIBOR-based interest loan, which can be one, two, three or six months. Interest is payable at the end of each fiscal quarter for a reference rate loan, term loan or an ABR revolver loan.

The Company adopted ASU 2015-03, “Simplifying the Presentation of Debt Issuance Cost” beginning on January 1, 2016, and retrospectively for all periods presented. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The unamortized value of deferred financing costs associated with our revolving credit facility were not affected by the ASU and continue to be presented as an asset on the Company’s consolidated balance sheets.

Interest

The Company recorded $14.3 million and $30.4 million in interest expense for the three months ended March 31, 2015 and 2016, respectively.

The following table provides a summary of interest rates and interest expense for the three months ended March 31, 2015 and 2016:

	Three Months Ended March 31,
	2015	2016
	(dollars in thousands)
Interest rate—LIBOR	5.00%-7.75%	6.00%-7.75%
Interest rate—reference	8.50%	7.50%-8.50%
Interest rate—Senior notes	—	10.875%
Non-refundable fee—unused facility	0.50%	0.50%
Interest expense and service fees	$13,976	$27,996
Amortization of deferred financing fees	$20	$911
Amortization of original issue discounts	$—	$449
Amortization of net present value of deferred consideration	$138	$783
Interest expense for capital lease obligations	$98	$157
Interest expense for deferred consideration promissory note	$70	$70
Other interest expense	$19	$5

Total interest expense	$14,321	$30,371

Debt Covenants

Senior Credit Facilities

The Senior Credit Facilities require that the Company complies with a financial covenant to maintain a maximum ratio of net first lien debt to EBITDA (as defined in the Company’s existing credit agreement).

The Senior Credit Facilities contain covenants that limit the Company’s ability to, among other things, incur additional debt or issue certain preferred shares; pay dividends on or make other distributions in respect of capital stock; make other restricted payments; make certain investments; sell or transfer certain assets; create liens on certain assets to secure debt; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; and enter into certain transactions with affiliates. Additionally, the Senior Credit Facilities require the Company to comply with certain negative covenants and specify certain events of default that could result in amounts becoming payable, in whole or in part, prior to their maturity dates. The Company was in compliance with all covenants at March 31, 2016.

With the exception of certain equity interests and other excluded assets under the terms of the Senior Credit Facilities, substantially all of the Company’s assets are pledged as collateral for the obligations under the Senior Credit Facilities.

Notes

The indenture with respect to the Notes contains covenants that limit the Company’s ability to, among other things, incur additional debt or issue certain preferred shares; pay dividends on or make other distributions in respect of capital stock; make other restricted payments; make certain investments; sell or transfer certain assets; create liens on certain assets to secure debt; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; and enter into certain transactions with affiliates. Upon a change of control as defined in the Indenture, the Company or EIG Investors must offer to repurchase the Notes at 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, up to, but not including, the repurchase date. These covenants are subject to a number of important limitations and exceptions.

The indenture also provides for events of default, which, if any of them occurs, may permit or, in certain circumstances, require the principal, premium, if any, interest and any other monetary obligations on all the then outstanding Notes to be due and payable immediately.

10. Stockholders’ Equity

Voting Rights

All holders of common stock are entitled to one vote per share.

The following table presents the changes in total stockholders’ equity:

Total Stockholders’ Equity
(in thousands)
Balance, December 31, 2015	$179,674
Stock-based compensation	18,388
Stock option exercises	593
Foreign currency translation adjustment	342
Unrealized loss on derivative	(1,511)
Minority interest accretion	(3,472)
Investment in Constant Contact	5,395
Income tax from the exercise of stock options	(16)
Net income	14,081

Balance, March 31, 2016	$213,474

11. Stock-Based Compensation

2013 Stock Incentive Plan

The 2013 Stock Incentive Plan (the “2013 Plan”) of the Company became effective upon the closing of its IPO. The 2013 Plan provides for the grant of options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to employees, officers, directors, consultants and advisors of the Company. Under the 2013 Plan, the Company may issue up to 18,000,000 shares of the Company’s common stock. At March 31, 2016, 4,618,955 shares were available for grant under the 2013 Plan.

2011 Stock Incentive Plan

As of February 9, 2016, the effective date of the acquisition of Constant Contact, the Company assumed and converted certain outstanding equity awards granted by Constant Contact under the Constant Contact 2011 Stock Incentive Plan (“2011 Plan”) prior to the effective date of the acquisition (the “Assumed Awards”) into corresponding equity awards with respect to shares of the Company’s common stock. In addition, the Company assumed certain shares of Constant Contact common stock, par value $0.01 per share, available for issuance under the 2011 Plan, which will be available for future issuance under the 2011 Plan in satisfaction of the vesting, exercise or other settlement of options and other equity awards that may be granted by the Company following the effective date of the acquisition of Constant Contact in reliance on the prior approval of the 2011 Plan by the stockholders of Constant Contact. The Company assumed 2,143,987 stock options and 2,202,846 restricted stock units with respect to the Assumed Awards. There are 14,346,830 shares of Endurance International Group Holdings, Inc. common stock reserved for issuance under the 2011 Plan. At March 31, 2016, 10,320,757 shares were available for grant under the 2011 Plan.

The Company calculated the fair value of the exchanged awards in accordance with the provisions of ASC 718 as of the acquisition date. The Company allocated the fair value of these awards between the pre-acquisition and post-acquisition stock-based compensation expense. The Company determined that the value of the awards under this plan was $22.3 million, of which $5.4 million was attributed to the pre-acquisition period and recognized as part of the purchase consideration for Constant Contact. The balance of $16.9 million has been attributed to the post-acquisition period. Of the $16.9 million, the Company recognized approximately $3.7 million during the three months ended March 31, 2016.

The following table presents total stock-based compensation expense recorded in the consolidated statement of operations and comprehensive income for all 2012 restricted stock awards and units issued prior to the IPO, all awards granted under the Company’s 2013 Plan and the 2011 Plan:

	Three Months Ended March 31,
	2015	2016
	(in thousands)
Cost of revenue	$113	$770
Sales and marketing	390	1,722
Engineering and development	217	764
General and administrative	3,251	15,132

Total stock-based compensation expense	$3,971	$18,388

2012 Restricted Stock Awards

The following table provides a summary of the 2012 restricted stock awards activity for the three months ended March 31, 2016 for restricted stock awards that were granted prior to the IPO, including the non-vested balance as of March 31, 2016:

2012 Restricted Stock Awards
Non-vested at December 31, 2015	46,645
Vested	(27,818)
Canceled	—

Non-vested at March 31, 2016	18,827

The following table provides a summary of the activity for the three months ended March 31, 2016 for the restricted stock units that were granted in connection with the IPO, including the non-vested balance as of March 31, 2016:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2015	22,158	$12.00
Vested and unissued	(22,158)	$12.00

Non-vested at March 31, 2016	—	—

2013 Stock Incentive Plan

The following table provides a summary of the Company’s stock options as of March 31, 2016 and the stock option activity for all stock options granted under the 2013 Plan during the three months ended March 31, 2016:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value(3) (in thousands)
Outstanding at December 31, 2015	6,950,858	$13.83
Granted	—	$—
Exercised	—	$—
Forfeited	(57,440)	$17.41
Expired	(231,799)	$12.68

Outstanding at March 31, 2016	6,661,619	$13.84	8.1	$—

Exercisable at March 31, 2016	2,832,742	$12.07	7.6	$—
Expected to vest after March 31, 2016 (1)	3,776,172	$15.12	8.4	$—
Exercisable as of March 31, 2016 and expected to vest thereafter (2)	6,608,914	$13.81	8.1	$—

(1)	This represents the number of unvested options outstanding as of March 31, 2016 that are expected to vest in the future, which have been reduced using an estimated forfeiture rate.

(2)	This represents the number of vested options as of March 31, 2016 plus the number of unvested options outstanding as of March 31, 2016 that are expected to vest in the future, which have been reduced using an estimated forfeiture rate.
(3)	The aggregate intrinsic value was calculated based on the positive difference, if any, between the estimated fair value of the Company’s common stock on March 31, 2016 of $10.53 per share, or the date of exercise, as appropriate, and the exercise price of the underlying options.

Unless otherwise determined by the Company’s board of directors, restricted stock units granted under the 2013 Plan generally vest monthly over a four-year period. The following table provides a summary of the Company’s restricted stock unit activity for the 2013 Plan during the three months ended March 31, 2016:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2015	220,765	$12.00
Vested and unissued	(30,099)	$12.00

Non-vested at March 31, 2016	190,666	$12.00

Unless otherwise determined by the Company’s board of directors, restricted stock awards granted under the 2013 Plan generally vest annually over a four-year period. Performance-based restricted stock awards are earned based on the achievement of performance criteria established by the Company’s Compensation Committee and Board of Directors. The following table provides a summary of the Company’s restricted stock award activity for the 2013 Plan during the three months ended March 31, 2016:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2015	4,849,290	$15.24
Granted	743,514	$8.74
Vested	(92,368)	$12.03
Canceled	(24,522)	$17.00

Non-vested at March 31, 2016	5,475,914	$14.40

2015 Performance Based Award

The performance-based award granted to the Company’s chief executive officer during 2015 provides an opportunity for the participant to earn a fully vested right to up to 3,693,754 shares of the Company’s common stock (the “Award Shares”) over a three-year period beginning July 1, 2015 and ending on June 30, 2018 (the “Performance Period”). Award Shares may be earned based on the Company achieving pre-established, threshold, target and maximum performance metrics.

Award Shares may be earned during each calendar quarter during the Performance Period (each, a “Performance Quarter”) if the Company achieves a threshold, target or maximum level of the performance metric for the Performance Quarter. If the performance metric is less than the threshold level for a Performance Quarter, no Award Shares will be earned during the Performance Quarter. Award Shares that were not earned during a Performance Quarter may be earned later during the then current twelve-month period from July 1st to June 30th during the Performance Period (each, a “Performance Year”) at a threshold, target or maximum level of the performance metric for the Performance Year. Approximately 195,881 Award Shares were earned for the Performance Quarter ending March 31, 2016 because the target performance level for the performance metric was met.

This performance-based award is evaluated quarterly to determine the probability of its vesting and determine the amount of stock-based compensation to be recognized. During the three months ended March 31, 2016, the Company recognized $7.9 million of stock-based compensation expense related to this performance-based award. Of the $7.9 million, $3.3 million was additional stock-based compensation expense recognized during the three months ended March 31, 2016, due to changes in assumptions regarding the vesting of the award.

2016 Performance Based Awards

On February 16, 2016, the Compensation Committee of the Board of Directors of the Company approved the grant of performance-based restricted stock awards to the Company’s Chief Financial Officer (“CFO”), Chief Operating Officer (“COO”) and Chief Administrative Officer (“CAO”).

The CFO performance-based restricted stock award provides an opportunity to earn a fully vested right to up to 223,214 shares of the Company’s stock, with a target of 178,571 shares. The COO performance-based restricted stock award provides an opportunity to earn a fully vested right to up to 260,416 shares of the Company’s stock, with a target of 208,333 shares. The CAO performance-based restricted stock award provides an opportunity to earn a fully vested right to up to 148,810 shares of the Company’s stock, with a target of 119,048 shares.

The shares subject to the performance-based restricted stock awards will be earned based on the Company’s Constant Contact brand achieving a pre-established level of adjusted revenue (weighted 50%), adjusted EBITDA (weighted 25%) and adjusted free cash flow (weighted 25%), in each case for the twelve months ending December 31, 2016, assuming for this purpose that the Company’s acquisition of Constant Contact had taken place on January 1, 2016 (the “Performance Metric”). Adjusted free cash flow is defined for this purpose as adjusted EBITDA, less (i) cash paid for restructuring charges and capital expenditures, plus or minus (ii) the change in working capital.

Each executive will earn from 0% to 125% of the target number of shares subject to their performance-based restricted stock award based on the level of achievement of the Performance Metric. Shares that are earned based on the achievement of the Performance Metric will vest on March 31, 2017 and any unearned shares as of that date will be forfeited.

These performance-based awards are evaluated quarterly to determine the probability of vesting and determine the amount of stock-based compensation to be recognized. During the three months ended March 31, 2016, the Company recognized $0.6 million of stock-based compensation expense related to these performance-based awards.

2011 Stock Incentive Plan

The following table provides a summary of the Company’s stock options as of March 31, 2016 and the stock option activity for all stock options granted under the 2011 Plan during the three months ended March 31, 2016:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value(3) (in thousands)
Outstanding at December 31, 2015	—	$—
Granted/ Exchanged	2,143,987	$7.28
Exercised	(89,572)	$6.60
Forfeited	(240,559)	$7.18

Outstanding at March 31, 2016	1,813,856	$7.33	5.2	$5,809

Exercisable at March 31, 2016	351,727	$8.90	5.3	$572
Expected to vest after March 31, 2016 (1)	1,462,129	$6.95	5.1	$5,237
Exercisable as of March 31, 2016 and expected to vest thereafter (2)	1,813,856	$7.33	5.2	$5,809

(1)	This represents the number of unvested options outstanding as of March 31, 2016 that are expected to vest in the future, which have been reduced using an estimated forfeiture rate.
(2)	This represents the number of vested options as of March 31, 2016 plus the number of unvested options outstanding as of March 31, 2016 that are expected to vest in the future, which have been reduced using an estimated forfeiture rate.
(3)	The aggregate intrinsic value was calculated based on the positive difference, if any, between the estimated fair value of the Company’s common stock on March 31, 2016 of $10.53 per share, or the date of exercise, as appropriate, and the exercise price of the underlying options.

Unless otherwise determined by the Company’s board of directors, restricted stock units granted under the 2011 Plan generally vest annually over a four-year period. The following table provides a summary of the Company’s restricted stock unit activity for the 2011 Plan during the three months ended March 31, 2016:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2015	—	$—
Granted/ Exchanged	2,202,846	$7.69
Vested	(345,544)	$7.69
Canceled	(80,201)	$7.69

Non-vested at March 31, 2016	1,777,101	$7.69

12. Redeemable Non-controlling Interest

In connection with a 2014 equity investment in WZ UK Ltd., on January 6, 2016, the Company exercised its option to increase its stake in WZ UK Ltd from 49% to 57.5%, where the Company acquired a controlling interest, in exchange for a payment of approximately $2.1 million to the other shareholders of WZ UK Ltd. The agreement related to the transaction provides for a put option for the then NCI shareholders to put the remaining equity interest to the Company within pre-specified put periods. As the NCI is subject to a put option that is outside the control of the Company, it is deemed a redeemable non-controlling interest and is not recorded in permanent equity, and is presented as mezzanine redeemable non-controlling interest on the consolidated balance sheet, and is subject to the guidance of the Securities and Exchange Commission (“SEC”) under ASC 480-10-S99, Accounting for Redeemable Equity Securities. The difference between the $10.8 million fair value of the redeemable NCI and the $30.0 million value that is expected to be paid upon exercise of the put option is being accreted over the period commencing January 6, 2016 and up to the first put option period, which commences on the 24-month anniversary of the acquisition date, August 14, 2016. Adjustments to the carrying amount of the redeemable non-controlling interest are charged to additional paid-in capital.

During the three months ended March 31, 2016, the Company obtained a controlling interest in Resume Labs Ltd. for $1.5 million and Pseudio Limited for $1.5 million. The agreements related to these transactions provide for put options for the NCI shareholders of each company to put the remaining equity interest to the Company within pre-specified put periods. As the NCI for these entities are subject to put options that are outside the control of the Company, they are deemed redeemable non-controlling interests and are also not recorded in permanent equity, and are presented as part of the mezzanine redeemable non-controlling interest on the consolidated balance sheet. As of March 31, 2016, the Company has not determined that it is probable that the minority interest put option for each company will be triggered. Therefore, the Company is not accreting to a minimum fair value as of March 31, 2016.

Non-controlling interest arising from the application of the consolidation rules is classified within total stockholders’ equity with any adjustments charged to net loss attributable to non-controlling interest in a consolidated subsidiary in the consolidated statement of operations and comprehensive income.

13. Income Taxes

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

The statutes of limitations in the Company’s other tax jurisdictions remains open for various periods between 2011 and the present. However, carryforward attributes from prior years may still be adjusted upon examination by tax authorities if they are used in an open period. The Company does not expect material changes as a result of the audits.

The Company recognizes, in its consolidated financial statements, the effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The Company has no unrecognized tax positions at December 31, 2015 and March 31, 2016 that would affect its effective tax rate. The Company does not expect a significant change in the liability for unrecognized tax benefits in the next 12 months.

The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realization of deferred tax assets requires significant management judgment. In determining whether its deferred tax assets are more likely than not realizable, the Company evaluated all available positive and negative evidence, and weighted the evidence based on its objectivity. Evidence the Company considered included:

•	Net Operating Losses (“NOL”) incurred from the Company’s inception to March 31, 2016;

•	Expiration of various federal and state tax attributes;

•	Reversals of existing temporary differences;

•	Composition and cumulative amounts of existing temporary differences; and

•	Forecasted profit before tax.

Prior to the acquisition of Constant Contact, the Company maintained a valuation allowance against certain deferred tax assets. The acquisition of Constant Contacted resulted in a significant increase in deferred tax liabilities, which far exceeded pre-acquisition deferred tax assets. The Company scheduled out the reversal of deferred tax assets and liabilities as of March 31, 2016, and determined that these reversals would be sufficient to realize most domestic deferred tax assets. The deferred tax liabilities supporting the realizability of these deferred tax assets in the acquisition will reverse in the same period, are in the same jurisdiction and are of the same character as the temporary differences that gave rise to these deferred tax assets. As a result, the Company recorded a tax benefit of $73.6 million to reverse valuation allowances during the three months ended March 31, 2016.

For the three months ended March 31, 2015 and 2016, the Company recognized tax expense of $1.0 million and a tax benefit of $99.9 million, respectively, in the consolidated statements of operations and comprehensive income. The income tax benefit for the three months ended March 31, 2016 was primarily attributable to a $73.6 million reversal of the valuation allowance, a federal and state deferred tax benefit of $29.0 million, which includes the identification and recognition of $7.3 million of U.S. federal research and development tax credits, and a foreign deferred tax benefit of $0.7 million, partially offset by a provision for federal and state current income taxes of $2.2 million and foreign current tax expense of $1.1 million. The income tax expense for the three months ended March 31, 2015 is primarily attributable to a provision for foreign taxes of $0.4 million, federal and state current income taxes of $0.2 million, U.S. deferred income tax of $0.5 million related to the differences in the accounting treatment of goodwill under U.S. GAAP and the tax accounting for goodwill and foreign deferred tax expense of $0.2 million related to the increases of deferred liabilities, partially offset by a $0.3 million reduction of the valuation allowance.

The provision for income taxes shown on the consolidated statements of operations and comprehensive income differs from amounts that would result from applying the statutory tax rates to income before taxes primarily because of state income taxes and certain expenses that were non-deductible, as well as the application of valuation allowances against U.S. and foreign assets.

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

Utilization of the NOL carry-forwards may be subject to an annual limitation due to the ownership percentage change limitations under Section 382 of the Internal Revenue Code (“Section 382 limitation”). Ownership changes can limit the amount of net operating loss and other tax attributes that a company can use each year to offset future taxable income and taxes payable. In connection with a change in control in 2011 the Company was subject to Section 382 limitations of $77.1 million against the balance of NOL carry-forwards generated prior to the change in control in 2011. Through December 31, 2013, the Company accumulated the unused amount of Section 382 limitations in excess of the amount of NOL carry-forwards that were originally subject to limitation. Therefore, these unused NOL carry-forwards are available for future use to offset taxable income. The Company has completed an analysis of changes in its ownership from 2011, through its IPO, to December 31, 2013. The Company concluded that there was not a Section 382 ownership change during this period and therefore any NOLs generated through December 31, 2013, are not subject to any new Section 382 limitations on NOL carry-forwards. On November 20, 2014, the Company completed a follow-on offering of 13,000,000 shares of common stock. The underwriters also exercised their overallotment option to purchase an additional 1,950,000 shares of common stock from the selling stockholders. The Company performed an analysis of the impact of this offering and determined that no Section 382 change in ownership had occurred.

On March 11, 2015, the Company completed a follow-on offering of its common stock, in which selling stockholders sold 12,000,000 shares of common stock at a public offering price of $19.00 per share. The underwriter also exercised its overallotment option to purchase an additional 1,800,000 shares of common stock from the selling stockholders. The Company is currently completing an analysis of its ownership changes from March 11, 2015 through December 31, 2015, but does not believe the outcome of this analysis will result in an additional ownership change based on the information available at this time.

As of the Company’s acquisition of Constant Contact, Constant Contact had approximately $57.7 million and $31.9 million of federal and state NOLs, respectively, and approximately $10.6 million of U.S. federal research and development credits and $9.6 million of state credits.

All of the acquired tax attributes (NOLs and tax credits) from the transaction are subject to a Section 382 ownership change as a result of the transaction. Although an ownership change was triggered, the Company does not expect that the limitations placed on its NOLs and research and development tax credits will result in a restriction on their use or the expiration of its NOLs and research and development tax credit carryforwards. However, future equity transactions could further limit the utilization of these tax attributes.

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

2014 Restructuring Plan

During the year ended December 31, 2014, the Company implemented plans to further integrate and consolidate its data center, support and engineering operations, resulting in severance and facility exit costs. The severance charges were associated with eliminating approximately 90 positions across primarily support, engineering operations and sales and marketing. The Company incurred severance costs of $2.3 million in the year ended December 31, 2014 related to these restructuring activities. The employee-related charges associated with these restructurings were completed during the year ended December 31, 2014. As of March 31, 2016, the Company did not have any remaining accrued employee-severance related to these severance costs.

The Company had incurred facility costs associated with closing offices in Redwood City, California and Englewood, Colorado. At the time of closing these offices, the Company had remaining lease obligations of approximately $3.0 million for these vacated facilities through March 31, 2018. The Company recorded a facilities charge for these future lease payments, less expected sublease income, of $2.1 million during the year ended December 31, 2014. During the three months ended March 31, 2016, the Company recorded an adjustment of $0.2 million relating to the lease agreement for the Englewood, Colorado facility.

The following table provides a summary of the activity for the three months ended March 31, 2016 related to the Company’s facilities exit costs accrual:

Facilities
(in thousands)
Balance at December 31, 2015	$479
Cash paid	(236)
Sublease income	41
Adjustments	186

Balance at March 31, 2016	$470

2015 Restructuring Plan

During the year ended December 31, 2015, the Company implemented plans to enhance operational efficiencies across the business, resulting in severance costs (the “2015 Restructuring Plan”). The severance charges were associated with eliminating approximately 67 positions across the business. The Company incurred severance costs of $2.1 million during the year ended December 31, 2015 related to the 2015 Restructuring Plan. The Company completed employee-related charges associated with the 2015 Restructuring Plans during the year ended December 31, 2015. The Company paid $0.6 million of severance costs during the three months ended March 31, 2016 and had a remaining accrued severance liability of $0.6 million as of March 31, 2016. The Company expects payments to related to the 2015 Restructuring Plan be completed during the year ended December 31, 2016. The following table provides a summary of the activity for the three months ended March 31, 2016 related to the Company’s 2015 Restructuring Plan severance accrual:

2015 Plan Employee Severance
(in thousands)
Balance at December 31, 2015	$1,201
Severance adjustments	(15)
Cash paid	(623)

Balance at March 31, 2016	$563

2016 Restructuring Plan

In connection with the Company’s acquisition of Constant Contact on February 9, 2016, during the three months ended March 31, 2016, the Company implemented plans to create operational efficiencies and synergies resulting in severance costs and facility exit costs (the “2016 Constant Contact Restructuring Plan”).

The severance charges were associated with eliminating approximately 180 positions across the business. The Company incurred severance costs of $8.0 million during the three months ended March 31, 2016 related to the 2016 Constant Contact Restructuring Plan. The Company expects to complete employee-related charges associated with the 2016 Constant Contact Restructuring Plan during the year ended December 31, 2016. The Company paid $1.5 million of severance costs during the three months ended March 31, 2016 and had a remaining accrued severance liability of $6.5 million as of March 31, 2016. The Company expects payments related to the 2016 Constant Contact Restructuring Plan to be completed during the year ended December 31, 2016.

The following table provides a summary of the activity for the three months ended March 31, 2016 related to the Company’s 2016 Constant Contact Restructuring Plan severance accrual:

2016 Constant Contact Plan Employee Severance
(in thousands)
Balance at December 31, 2015	$—
Severance charges	8,015
Cash paid	(1,470)

Balance at March 31, 2016	$6,545

The Company’s 2016 Constant Contact Restructuring Plan includes a plan to close offices in San Francisco, California, Delray Beach, Florida, New York, New York and the United Kingdom. The Company is also closing a portion of the Constant Contact offices in Waltham, Massachusetts. During the three months ended March 31, 2016, the Company recorded a facilities charge for future lease payments of $7.6 million, less expected sublease income of $4.2 million.

The following table provides a summary of the activity for the three months ended March 31, 2016 related to the Company’s 2016 Constant Contact Restructuring Plan facilities exit costs accrual:

Facilities
(in thousands)
Balance at December 31, 2015	$—
Facilities exit charges, net of estimated sublease income	3,416
Cash paid	(147)

Balance at March 31, 2016	$3,269

The following table presents restructuring charges recorded in the consolidated statement of operations and comprehensive income for the periods presented:

	For the Three Months Ended March 31,
	2015	2016
	(in thousands)
Cost of revenue	$(49)	$3,279
Sales and marketing	(14)	3,901
Engineering and development	(67)	2,018
General and administrative	40	2,218

Total restructuring charges	$(90)	$11,416

15. Commitments and Contingencies

From time to time, the Company is involved in legal proceedings or subject to claims arising in the ordinary course of its business. The Company is not presently involved in any such legal proceeding or subject to any such claim that, in the opinion of its management would have a material adverse effect on its business, operating results or financial condition. However, the results of such legal proceedings or claims cannot be predicted with certainty, and regardless of the outcome, can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors. Neither the ultimate outcome of the matters listed below nor an estimate of any probable losses or any reasonably possible losses can be assessed at this time.

On May 4, 2015, Christopher Machado, a purported holder of the Company’s common stock, filed a civil action in the United States District Court for the District of Massachusetts against the Company and its chief executive officer and former chief financial officer, Machado v. Endurance International Group Holdings, Inc., et al, Civil Action No. 1:15-cv-11775-GAO. In a second amended complaint, filed on March 18, 2016, the plaintiff alleged claims for violations of Section 10(b) and 20(a) of the Exchange Act, on behalf of a purported class of purchasers of the Company’s securities between February 25, 2014 and February 29, 2016. Those claims challenged as false or misleading certain of the Company’s disclosures about its total number of subscribers, average revenue per subscriber, the number of customers paying over $500 per year for the Company’s products and services, the average number of products sold per subscriber, and customer churn. The plaintiff seeks, on behalf of himself and the purported class, compensatory damages and his costs and expenses of litigation. The plaintiff has recently been given leave to file a second amended complaint, which will supersede the current complaint. The Company and the individual defendants intend to deny any liability or wrongdoing and to vigorously defend all claims asserted. The Company cannot, however, make any assurances as to the outcome of this proceeding.

The Company received a subpoena dated December 10, 2015 from the Boston Regional Office of the SEC, requiring the production of certain documents, including, among other things, documents related to its financial reporting, including operating and non-GAAP metrics, refund, sales and marketing practices and transactions with related parties. The Company is fully cooperating with the SEC’s investigation, which is still in its preliminary stages. The Company can make no assurances as to the time or resources that will need to be devoted to this investigation or the final outcome, or the impact, if any, of this investigation on its business, financial condition, results of operations and cash flows.

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

16. Related Party Transactions

The Company has various agreements in place with related parties. Below are details of related party transactions that occurred during the three months ended March 31, 2015 and 2016.

Tregaron:

The Company has contracts with Tregaron India Holdings, LLC and its affiliates, including Diya Systems (Mangalore) Private Limited, Glowtouch Technologies Pvt. Ltd. and Touchweb Designs, LLC (collectively, “Tregaron”), for outsourced services, including email- and chat-based customer and technical support, network monitoring, engineering and development support and web design and web building services. These entities are owned directly or indirectly by family members of the Company’s chief executive officer, who is also a director and stockholder of the Company.

During 2013 the Company expanded the services provided by Tregaron under the agreements to include support of a newly formed entity in India related to our acquisition of HostGator India.

The following table presents the amounts of related party transactions recorded in the consolidated statements of operations and comprehensive income for the periods presented relating to services provided by Tregaron and its affiliates under these agreements:

	Three Months Ended March 31,
	2015	2016
	(in thousands)
Cost of revenue	$2,400	$3,100
Sales and marketing	100	100
Engineering and development	400	300
General and administrative	100	100

Total related party transaction expense	$3,000	$3,600

As of December 31, 2015, approximately $1.9 million was included in accounts payable and accrued expense relating to services provided by Tregaron. As of March 31, 2016, approximately $1.7 million was included in accounts payable and accrued expense relating to services provided by Tregaron.

Innovative Business Services, LLC:

The Company also has agreements with Innovative Business Services, LLC (“IBS”), which provides multi-layered third-party security applications that are sold by the Company. IBS is indirectly majority owned by the Company’s chief executive officer and a director of the Company, each of whom are also stockholders of the Company. During the year ended December 31, 2014, the Company’s principal agreement with this entity was amended which resulted in the accounting treatment of expenses being recorded against revenue.

The Company inadvertently excluded the revenue related to the expanded relationship with IBS from related party disclosures the three months ended March 31, 2015. The following table includes the revised amount of related party transactions recorded in the consolidated statements of operations and comprehensive income for the three months March 31, 2015 relating to services provided by IBS under these agreements:

	Three Months Ended March 31,
	As Reported	As Revised
	2015	2015	2016
	(in thousands)
Revenue	$—	$(150)	$(600)
Revenue (contra)	1,800	1,800	2,100

Total related party transaction impact to revenue	$1,800	$1,650	$1,500

Cost of revenue	200	200	200

Total related party transaction expense, net	$2,000	$1,850	$1,700

As of December 31, 2015 and March 31, 2016, approximately $0.2 million and $0.1 million, respectively, was included in prepaid expenses and other current assets relating to the Company’s agreements with IBS.

As of December 31, 2015 and March 31, 2016, approximately $1.1 million and $1.5 million, respectively was included in accounts payable and accrued expense relating to the Company’s agreements with IBS.

As of December 31, 2015 and March 31, 2016, approximately $0.3 million and $0.4 million, respectively, was included in accounts receivable relating to the Company’s agreements with IBS.

Goldman, Sachs & Co.

The Company entered into a three-year interest rate cap on December 9, 2015 with a subsidiary of Goldman, Sachs & Co. Goldman, Sachs & Co. is a significant shareholder of the Company. For more detail refer to Note 5 in the consolidated financial statements.

In connection with and concurrently with the acquisition of Constant Contact in February 2016, the Company entered into the $735.0 million incremental first lien term loan facility and the $165.0 million revolving credit facility, and EIG Investors Corp. issued Notes in the aggregate principal amount of $350.0 million. An affiliate of Goldman, Sachs & Co. provided loans in the aggregate principal amount of $312.4 million under the incremental first lien term loan facility and a commitment in the aggregate principal amount of $57.6 million under the revolving credit facility, and Goldman, Sachs & Co. acted as a book-running manager in the Company’s offering of the Notes and purchased approximately $148.8 million worth of the Notes. The foregoing financing arrangements were provided in accordance with a commitment letter the Company entered into with an affiliate of Goldman, Sachs & Co. and certain other investment banks in November 2015.

Goldman, Sachs & Co. also served as a financial advisor in connection with the acquisition of Constant Contact and in the three months ended March 31, 2016, the Company paid approximately $8.6 million to Goldman, Sachs & Co. in connection with these services.

17. Subsequent Events

On April 8, 2016, the Company made an investment of $5.0 million in Fortifico Limited for a 33% equity interest in Fortifico Limited.

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

Overview

We are a leading provider of cloud-based platform solutions designed to help small and medium-sized businesses, or SMBs, succeed online. Leveraging our proprietary technology platform, we serve approximately 5.4 million subscribers globally with a comprehensive and integrated suite of over 150 products and services that help SMBs get online, get found and grow their businesses. Historically, our products focused largely on web hosting and other basic web presence solutions such as domains, but over time we have expanded to offer security, site backup, search engine optimization (“SEO”) and search engine marketing (“SEM”), Google Adwords, mobile solutions, social media enablement, website analytics, email marketing and productivity and e-commerce tools, among others. More recently, we have launched additional products and services, including website builders, mobile site builders, cloud hosting solutions, premium domains, desktop security, cloud storage and virtual private network (“VPN”) solutions, both to satisfy existing subscriber needs and to expand the product gateways through which new subscribers initially reach us. During 2016, we plan to invest in marketing initiatives to drive growth in these areas. Some of these products and services are have lower than average prices relative to our other offerings, and their subscribers may at least initially have different retention or spending profiles than our hosting and web presence customers.

In February 2016, we acquired Constant Contact, Inc., or Constant Contact, a leading provider of online marketing tools that are designed for small organizations, for a total purchase price of approximately $1.1 billion. This acquisition allows us to provide a comprehensive suite of online marketing tools and end-to-end solutions for our subscribers.

In connection with the acquisition, we entered into a $735.0 million incremental first lien term loan facility and a new $165.0 million revolving credit facility (which replaced our existing $125.0 million revolving credit facility), and our wholly owned subsidiary EIG Investors Corp. issued $350.0 million aggregate principal amount of 10.875% senior notes due 2024. We refer to the incremental first lien term loan facility and new revolving credit facility, together with our previously existing first lien term loan facility, as the “Senior Credit Facilities,” and to the 10.875% senior notes due 2024 as the “Notes”.

Our revenue grew from $177.3 million for the three months ended March 31, 2015 to $237.1 million for the three months ended March 31, 2016. This growth in our revenue was driven by Constant Contact and other acquisitions that closed since March 31, 2015, as well as by increasing product offerings and subscribers. Net income attributable to Endurance International Group Holdings, Inc. grew from $0.9 million for the three months ended March 31, 2015 to $21.8 million for the three months ended March 31, 2016, primarily as a result of the tax benefit recorded in connection with the reversal of valuation allowances on our deferred tax assets, and increased operating income from the acquisition of Constant Contact. These increases were partially offset by transaction costs incurred to acquire Constant Contact, increased charges for stock-based compensation, larger interest expenses related to increased debt to acquire Constant Contact and increased marketing program spending to promote the sale of new products.

Recent Developments

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

The following table summarizes these non-GAAP financial measures and key metrics for the periods presented (in thousands, except average revenue per subscriber):

	Three Months Ended March 31,
	2015	2016
Financial and other metrics:
Total subscribers	4,206	5,446
Average subscribers for the period	4,147	5,128
Average revenue per subscriber	$14.37	$16.44
Adjusted EBITDA	$67,570	$87,108

Figures for the three months ended March 31, 2016 include the impact of Constant Contact since February 10, 2016, the day after the closing of the acquisition.

Total Subscribers

We define total subscribers as those that, as of the end of a period, are identified as subscribing directly to our products on a paid basis, excluding accounts that access our solutions via resellers or that purchase only domain names from us.

Historically, in calculating total subscribers, we included the number of end-of-period subscribers we added through business acquisitions as if those subscribers had subscribed with us since the beginning of the period presented. Since the first quarter of 2014, we have included subscribers we added through business acquisitions from the closing date of the relevant acquisition. Additionally, in the fourth quarter of 2014, we modified our definition of total subscribers to better reflect our expanding product mix by including paid subscribers to all of our subscription-based products (other than accounts that access our solutions via resellers or that purchase only domain names from us, rather than limiting the definition to paid subscribers to our hosted web presence solutions). Subscribers of more than one brand, and subscribers with more than one distinct billing relationship with us, are counted as separate subscribers. Total subscribers for a period reflects adjustments to add or subtract subscribers as we integrate acquisitions and/or are otherwise able to identify subscribers that meet, or do not meet, the definition of total subscribers.

Our total subscriber base increased from 4.206 million as of March 31, 2015 to 5.446 million as of March 31, 2016, an increase of approximately 1.24 million. Of this 1.24 million increase, approximately 809,000, or 65%, consisted of pre-acquisition subscriber bases of companies we acquired during the period, including approximately 566,000 subscribers acquired in our Constant Contact acquisition; approximately 67,000, or 5%, consisted of the adjustments described above; and approximately 364,000, or almost 30%, was attributable primarily to growth in our business and marketing efforts.

We expect our total subscriber base to continue to increase during the remainder of 2016. The extent of the increase will depend significantly on our level of marketing investments in the launch and promotion of new products and on how successful we are in attracting additional subscribers through these investments.

Average Revenue per Subscriber

Average Revenue Per Subscriber, or ARPS, is a non-GAAP financial measure that we calculate as the amount of revenue we recognize in a period, including marketing development funds and other revenue not received from subscribers, divided by the average of the number of total subscribers at the beginning of the period and at the end of the period, which we refer to as average subscribers for the period. Historically, we adjusted the amount of revenue to include the revenue generated from subscribers we added through business acquisitions as if those acquired subscribers had been our subscribers since the beginning of the period presented. Since the first quarter of 2014, we have included the revenue we add through business acquisitions from the date of the relevant acquisition. We believe ARPS is an indicator of our ability to optimize our mix of products and services and pricing and sell products and services to new and existing subscribers. As we on-board new subscribers, we typically on-board them at introductory prices, which negatively impacts ARPS. Furthermore, ARPS can be impacted by our acquisitions since the acquired subscribers may have higher or lower than average ARPS, and by adjustments to our total subscribers figure as described above.

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

Domain monetization revenue consists principally of revenue from our BuyDomains brand, which provides premium domain name products and services, and, to a lesser extent, revenue from advertisements placed on unused domains (often referred to as “parked” pages) owned by us or our customers. Historically, the contribution of domain monetization activities to our revenue and adjusted revenue has been insignificant, but has increased beginning in 2014 primarily due to our acquisition of BuyDomains in September 2014. Our domain monetization revenue (and adjusted revenue) was $9.9 million and $8.6 million for the three months ended March 31, 2015 and 2016, respectively, and its exclusion from our ARPS calculation would have resulted in ARPS being $0.80 and $0.56 lower for those periods, respectively.

Marketing development funds are amounts that certain of our partners pay us to assist in and incentivize our marketing of their products. Our marketing development fund revenue (and adjusted revenue) was $2.3 million and $2.6 million for the three months ended March 31, 2015 and 2016, respectively, and its exclusion from our ARPS calculation would have resulted in ARPS being $0.19 and $0.17 lower for those periods, respectively.

Although we are able to measure the total amount of our revenue from domains, we are not able to further break down domain revenue into revenue from domain-only customers versus revenue from customers who purchase domains from us in addition to other products. Total adjusted revenue from domains was $30.5 million and $33.9 million for the three months ended March 31, 2015 and 2016, respectively.

The following tables reflect the reconciliation of adjusted revenue from domains to revenue from domains in accordance with GAAP:

	Three Months Ended March 31,
	2015	2016
	(in thousands)
Revenue	$29,763	$33,597
Purchase accounting adjustment	745	319

Domain adjusted revenue	$30,508	$33,916

A portion of our revenue is generated from customers that resell our services. We refer to these customers as “resellers.” We consider these resellers (rather than the end user customers of these resellers) to be subscribers under our total subscribers definition, because we do not have a billing relationship with the end users and cannot determine the number of end users acquiring our services through a reseller. Additionally, a majority of our reseller revenues are for the purchase of domains and are included in the figures for adjusted revenue from domains shown above. Total adjusted revenue from resellers, excluding the portion that relates to domains, for both the three months ended March 31, 2015 and 2016 was $6.6 million.

The following tables reflect the reconciliation of adjusted revenue from resellers to revenue from resellers in accordance with GAAP:

	Three Months Ended March 31,
	2015	2016
	(in thousands)
Revenue	$6,605	$6,592
Purchase accounting adjustment	10	1

Reseller adjusted revenue	$6,615	$6,593

For the three months ended March 31, 2015 and 2016, ARPS increased from $14.37 to $16.44, respectively. This increase in ARPS was driven primarily by the acquisition of Constant Contact, which has higher ARPS than the rest of our business, offset by positive adjustments to our total subscriber figure during the period, a decrease in domain monetization revenues, subscribers coming to our platform through new gateway products, some of which are lower priced than our traditional web presence offerings, and by new subscribers joining us at low introductory prices for their first year with us. We expect ARPS to increase for the three months ending June 30, 2016 relative to the three months ended March 31, 2016 because it will reflect a full quarter of contribution from Constant Contact.

For the three months ended March 31, 2015 and 2016, ARPS excluding Constant Contact decreased from $14.37 to $13.87, respectively. This decrease in ARPS was driven by positive adjustments to our total subscriber figure during the period, a decrease in domain monetization revenues, subscribers coming to our platform through new gateway products, some of which are lower priced than our traditional web presence offerings, and by new subscribers joining us at low introductory prices for their first year with us. The calculation of ARPS with and without the impact of the Constant Contact acquisition is detailed below.

The following table reflects the reconciliation of ARPS to revenue calculated in accordance with GAAP.

	Three Months Ended March 31,
	2015	2016
	(in thousands, except ARPS data)
Revenue	$177,318	$237,113
Purchase accounting adjustment	1,395	15,843

Adjusted revenue	$178,713	$252,956

Total subscribers	4,206	5,446
Average subscribers for the period	4,147	5,128
ARPS	$14.37	$16.44
Adjusted revenue attributable to Constant Contact	$—	$52,723
Adjusted revenue excluding Constant Contact	$—	$200,233
Total subscribers excluding Constant Contact	4,206	4,883
Average subscribers for the period excluding Constant Contact	4,147	4,812
ARPS excluding Constant Contact	$14.37	$13.87

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss) plus (i) changes in deferred revenue, depreciation, amortization, stock-based compensation expense, loss of unconsolidated entities, net loss on sale of assets, impairment of other intangibles, expenses related to integration of acquisitions and restructurings, transaction expenses and charges, including preparation for our IPO and any dividend-related payments accounted for as compensation expense, certain legal advisory expenses, interest expense and income tax expense, less (ii) earnings and gains related to unconsolidated entities, net gain on sale of assets and the impact of purchase accounting related to reduced fair value of deferred domain registration costs. We view adjusted EBITDA as a performance measure. Due to our history of acquisitions and financings, we have incurred and will continue to incur charges for integration, restructuring and transaction expenses that primarily relate to the process of acquiring another business and integrating that business into our support and/ or technical platforms. We believe that adjusting for these items is useful to investors in evaluating the post-integration performance of our company. We manage our business based on the cash collected from our subscribers and the cash required to acquire and service those subscribers. We believe highlighting cash collected and cash spent in a given period provides insight to an investor to gauge the overall performance of our business. Under GAAP, although subscription fees are paid in advance, we recognize the associated revenue over the subscription term, which does not fully reflect short-term trends in our operating results. In order to capture these trends and report our performance consistently with how we manage our business, we include the change in deferred revenue for the period in our calculation of adjusted EBITDA for that period.

The following table reflects the reconciliation of adjusted EBITDA to net income calculated in accordance with GAAP for the periods presented:

	Three Months Ended March 31,
	2015	2016
Net income	$884	$14,081
Stock-based compensation	3,971	18,388
(Gain) loss on sale of assets	40	(1)
(Gain) loss of unconsolidated entities (1)	1,108	(10,727)
Amortization of other intangible assets	21,298	29,874
Amortization of deferred financing costs and original issue discounts	20	1,360
Impairment of other intangible assets	—	1,437
Changes in deferred revenue	14,933	43,143
Impact of reduced fair value of deferred domain registration costs	(678)	(291)
Transaction expenses and charges	1,523	31,120
Integration and restructuring expenses	1,418	15,037
Legal advisory expenses (2)	—	1,540
Depreciation	7,866	13,172
Income tax expense (benefit)	978	(99,902)
Interest expense, net (excluding impact of amortization of deferred financing costs and original issue discounts)	14,209	28,877

Adjusted EBITDA	$67,570	$87,108

(1)	The gain of unconsolidated entities is reported on a net basis for the three months ended March 31, 2016. The three months ended March 31, 2016 includes an $11.4 million gain on our investment in WZ UK Ltd. This gain was generated on January 6, 2016, when we increased our ownership stake in WZ UK Ltd. from 49% to 57.5%, which required a revaluation of our existing investment to its implied fair value. This $11.4 million gain was partially offset by our proportionate share of net losses from unconsolidated entities of $0.7 million.
(2)	Consists of legal and related advisory expenses associated with securities class action litigation and related matters and the Securities and Exchange Commission, or SEC, subpoenas received by us and Constant Contact in December 2015.

The following table provides a reconciliation of interest expense, net included in the adjusted EBITDA table above to total other expense, net in our consolidated statements of operations and comprehensive income.

	Three Months Ended March 31,
	2015	2016
	(in thousands)
Interest expense, net (excluding deferred financing costs and original issue discounts)	$14,209	$28,877
Amortization of deferred financing costs and original issue discounts	20	1,360
Other income	—	(11,410)

Total other expense, net in consolidated statements of operations and comprehensive income	$14,229	$18,827

Net income attributable to Endurance International Group Holdings, Inc. grew from $0.9 million for the three months ended March 31, 2015 to $21.8 million for the three months ended March 31, 2016, primarily as a result of the tax benefit recorded in connection with the reversal of the valuation allowances on our deferred tax assets, and increased operating income from the acquisition of Constant Contact. These increases were partially offset by transaction costs incurred to acquire Constant Contact, increased charges for stock-based compensation, larger interest expense related to increased debt to acquire Constant Contact and increased marketing program spending to promote the sale of new products.

Adjusted EBITDA increased from $67.6 million for the three months ended March 31, 2015 to $87.1 million for the three months ended March 31, 2016. This increase in adjusted EBITDA was primarily a result of our acquisition of Constant Contact, partially offset by increased investments in marketing program spending to promote the sale of new products.

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

Operating Expense

We classify our operating expense into three categories: sales and marketing, engineering and development, and general and administrative. Although our operating expenses have increased as a result of the Constant Contact acquisition, we are planning approximately $55.0 million of annual run rate cost reductions for the combined business, which we expect will be fully implemented by the end of 2016, with a majority of those cost reductions impacting operating expenses. In connection with these cost reduction plans, we have incurred approximately $11.4 million of restructuring charges through March 31, 2016 and expect to incur approximately $6.0 million to $8.0 million in additional restructuring charges, consisting of severance and facility exit related charges. We expect that a significant majority of the restructuring charges will be incurred in fiscal year 2016.

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

There have been no material changes to our critical accounting policies since December 31, 2015. For further information on our critical accounting policies and estimates, see Note 2 to the consolidated financial statements appearing in Part I, Item 1 in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC on February 29, 2016.

Results of Operations

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended March 31,
	2015	2016
	(in thousands)
Revenue	$177,318	$237,113
Cost of revenue	100,974	136,476

Gross profit	76,344	100,637

Operating expense:
Sales and marketing	35,044	79,294
Engineering and development	5,371	16,255
General and administrative	17,207	40,279
Transaction expense	1,523	31,120

Total operating expense	59,145	166,948

Income (loss) from operations	17,199	(66,311)
Total other expense, net	(14,229)	(18,827)

Income (loss) before income taxes and equity earnings of unconsolidated entities	2,970	(85,138)
Income tax expense	978	(99,902)

Income before equity earnings of unconsolidated entities	1,992	14,764

Equity loss of unconsolidated entities, net of tax	1,108	683

Net income	$884	$14,081

Net loss attributable to non-controlling interest	—	(7,730)

Net income attributable to Endurance International Group Holdings, Inc.	$884	$21,811

Comparison of Three Months Ended March 31, 2015 and 2016

Revenue

	Three Months Ended March 31,		Change
	2015	2016	Amount	%
	(dollars in thousands)
Revenue	$177,318	$237,113	$59,795	34%

Revenue increased by $59.8 million, or 34%, from $177.3 million for the three months ended March 31, 2015 to $237.1 million for the three months ended March 31, 2016. Of this increase, $50.1 million is attributable to revenues, including growth, from acquisitions of businesses that were not part of our business for the three months ended March 31, 2015, principally Constant Contact. The remaining balance of the increase, or $9.7 million, is attributable to the growth of our business.

Our revenues are generated primarily from our products and services delivered on a subscription basis, which include web hosting, domains, website builders, search engine marketing and other similar services. We also generate non-subscription revenues through domain monetization and marketing development funds. Non-subscription revenues decreased from $12.2 million, or 7% of total revenue for the three months ended March 31, 2015 to $11.2 million, or 5% of revenue for the three months ended March 31, 2016, due primarily to a decrease in domain monetization revenues.

Cost of Revenue

	Three Months Ended March 31,
	2015		2016		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Cost of revenue	$100,974	57%	$136,476	58%	$35,502	35%

Cost of revenue increased by $35.5 million, or 35%, from $101.0 million for the three months ended March 31, 2015 to $136.5 million for the three months ended March 31, 2016. Of this increase, $28.0 million was due to increases in cost of revenue attributable to Constant Contact, including amortization expense of $10.1 million. Of the remaining $7.5 million, domain registration costs increased by $2.5 million mainly due to increases in domain revenue. In addition, other smaller acquisitions in 2015 increased data center and support costs by $3.6 million.

Our cost of revenue contains a significant portion of non-cash expenses, in particular amortization expense for the intangible assets we have acquired through our acquisitions and the acquisition in December 2011 of a controlling interest in our company by investment funds and entities affiliated with Warburg Pincus and Goldman, Sachs & Co.. The following table sets forth the significant non-cash components of cost of revenue.

	Three Months Ended March 31,
	2015	2016
	(in thousands)
Amortization expense	$21,298	$29,874
Depreciation expense	$7,310	$11,068
Stock-based compensation expense	$113	$770

Gross Profit

	Three Months Ended March 31,
	2015		2016		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Gross profit	$76,344	43%	$100,637	42%	$24,293	32%

Gross profit increased by $24.3 million, or 32%, from $76.3 million for the three months ended March 31, 2015 to $100.6 million for the three months ended March 31, 2016. Of this increase, $11.1 million was due to gross margin contribution attributable to Constant Contact. Of the remaining $13.2 million increase, $14.7 million is primarily attributable to increases in our subscriber base, including acquired subscribers, partially offset by a $1.5 million decrease in amortization expense related to acquisitions before

January 1, 2016. Our gross profit as a percentage of revenue decreased by one percentage point from 43% for the three months ended March 31, 2015 to 42% for the three months ended March 31, 2016. This decrease was primarily attributable to higher amortization of intangible assets, which increased overall to 13% of revenue for the three months ended March 31, 2016 as compared to 12% for the three months ended March 31, 2015 and higher depreciation expense, which increased overall to 5% of revenue for the three months ended March 31, 2016 as compared to 4% for the three months ended March 31, 2015. Amortization of intangible assets and depreciation expense increased primarily due to the acquisition of Constant Contact.

The following table sets forth gross profit and the significant non-cash components of cost of revenue as a percentage of revenue:

	Three Months Ended March 31,
	2015	2016
	(dollars in thousands)
Revenue	$177,318	$237,113
Gross profit	$76,344	$100,637
Gross profit % of revenue	43%	42%
Amortization expense % of revenue	12%	13%
Depreciation expense % of revenue	4%	5%
Stock-based compensation expense % of revenue	*	*

*	Less than 1%.

Operating Expense

	Three Months Ended March 31,
	2015		2016		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Sales and marketing	$35,044	20%	$79,294	33%	$44,250	126%
Engineering and development	5,371	3%	16,255	7%	10,884	203%
General and administrative	17,207	10%	40,279	17%	23,072	134%
Transaction expenses	1,523	1%	31,120	13%	29,597	1,943%

Total	$59,145	33%	$166,948	70%	$107,803	182%

Sales and Marketing. Sales and marketing expense increased by $44.3 million, or 126%, from $35.0 million for the three months ended March 31, 2015 to $79.3 million for the three months ended March 31, 2016. Of this increase, $20.6 million was due to increases in sales and marketing expense attributable to Constant Contact. The remaining increase of $23.7 million in sales and marketing expense was primarily attributable to $21.4 million of increased marketing program spending primarily aimed at the launches of new products. Marketing expense at the product launch tends to be higher and decrease gradually over the product life cycle. In addition, the increase included a $1.3 million increase in stock-based compensation expense. We expect sales and marketing expenses as a percentage of revenue during the remaining quarters of 2016 to continue to be higher than comparable periods in 2015, but lower than the first quarter of 2016.

Engineering and Development. Engineering and development expense increased by $10.9 million, or 203%, from $5.4 million for the three months ended March 31, 2015 to $16.3 million for the three months ended March 31, 2016. Of this increase, $8.0 million was due to increases in engineering and development expense attributable to Constant Contact. The remaining increase of $2.9 million was due to a write-off of acquired in-process research and development of $1.4 million related to our acquisition of Webzai in 2014 as we abandoned certain research and development projects in favor of other projects, and a $1.1 million increase in compensation and benefits.

General and Administrative. General and administrative expense increased by $23.1 million, or 134%, from $17.2 million for the three months ended March 31, 2015 to $40.3 million for the three months ended March 31, 2016. Of this increase, $8.2 million was due to increases in general and administrative expense attributable to Constant Contact. The remaining period-over-period increase of $14.9 million was primarily due to a $11.9 million increase in stock-based compensation expense, of which $7.9 million is related to the grant of a performance-based restricted stock award to our chief executive officer. In addition, the increase in general and administrative expense includes $1.5 million of additional legal advisory expense related primarily to securities class action litigation and related matters and the SEC subpoenas received by us and Constant Contact in December 2015.

Transaction Expenses. Transaction expenses increased by $29.6 million, or 1,943%, from $1.5 million for the three months ended March 31, 2015 to $31.1 million for the three months ended March 31, 2016. The period-over-period increase was primarily attributable to acquisition costs incurred in connection with our acquisition of Constant Contact. The $31.1 million in transaction expenses included a $16.8 million charge related to the acceleration of the vesting of certain Constant Contact equity awards, $10.8 million of advisor fees and $3.5 million of legal fees.

Other Income (Expense), Net

	Three Months Ended March 31,		Change
	2015	2016	Amount	%
	(dollars in thousands)
Other income (expense), net	$(14,229)	$(18,827)	$(4,598)	32%

Other expense, net increased by $4.6 million, or 32%, from $14.2 million for the three months ended March 31, 2015 to $18.8 million for the three months ended March 31, 2016. The increase is primarily due to a $14.0 million increase in interest expense related to our Senior Credit Facilities and Notes during the three months ended March 31, 2016 as compared with the three months ended March 31, 2015, $1.3 million of amortization of deferred financing fees and original issue discounts $0.6 million of accretion of present value for the deferred consideration related to the Webzai, BuyDomains and Ace Data Center acquisitions and $0.1 million of interest related to capital lease obligations. These increases were partially offset by an $11.4 million gain as a result of the revaluation of our equity interest in WZ UK Ltd.

Income Tax Expense (Benefit)

	Three Months Ended March 31,		Change
	2015	2016	Amount	%
	(dollars in thousands)
Income tax expense (benefit)	$978	$(99,902)	$(100,880)	(10,315)%

Prior to the acquisition of Constant Contact, we maintained a valuation allowance against certain deferred tax assets. The acquisition of Constant Contact resulted in a significant increase in deferred tax liabilities, which far exceeded pre-acquisition deferred tax assets. We scheduled out the reversal of deferred tax assets and liabilities as of March 31, 2016, and determined that these reversals would be sufficient to realize most domestic deferred tax assets. The deferred tax liabilities supporting the realizability of these deferred tax assets in the acquisition will reverse in the same period, are in the same jurisdiction and are of the same character as the temporary differences that give rise to these deferred tax assets. As a result, we recorded a tax benefit of $73.6 million to reverse valuation allowances during the three months ended March 31, 2016.

For the three months ended March 31, 2015 and 2016, we recognized tax expense of $1.0 million and a tax benefit of $99.9 million, respectively, in the consolidated statements of operations and comprehensive income. The income tax benefit for the three months ended March 31, 2016 was primarily attributable to a $73.6 million reversal of the valuation allowance, a federal and state deferred tax benefit of $29.0 million, which includes the identification and recognition of $7.3 million of U.S. federal research and development tax credits, and a foreign deferred tax benefit of $0.7 million, partially offset by a provision for federal and state current income taxes of $2.2 million and foreign current tax expense of $1.1 million. The income tax expense for the three months ended March 31, 2015 is primarily attributable to a provision for foreign taxes of $0.4 million, federal and state current income taxes of $0.2 million, U.S. deferred income tax of $0.5 million related to the differences in the accounting treatment of goodwill under U.S. GAAP and the tax accounting for goodwill and foreign deferred tax expense of $0.2 million related to the increases of deferred liabilities, partially offset by a $0.3 million reduction of the valuation allowance.

Liquidity and Capital Resources

Sources of Liquidity

In November 2013, we entered into a first lien term loan facility of $1,050.0 million. On February 9, 2016, in connection with our acquisition of Constant Contact, we entered into a $735.0 million incremental first lien term loan facility and a new $165.0 million revolving credit facility, and our wholly owned subsidiary EIG Investors issued $350.0 million aggregate principal amount of 10.875% senior notes due 2024. We refer to the incremental first lien term loan facility and new revolving credit facility, together with our previously existing first lien term loan facility, as the “Senior Credit Facilities” and to the 10.875% senior notes due 2024 as the “Notes”.

As a result of the “most-favored nation” pricing provision in our existing credit agreement, the interest rate on our existing first lien term loan facility increased to LIBOR plus 5.48% per annum on February 28, 2016, subject to a LIBOR floor of 1.0% per annum. In addition, we are obligated to use commercially reasonable efforts to make voluntary prepayments on our existing first lien term loan facility to effectively double the amount of each scheduled amortization payment under that facility (which is 0.25% per quarter of the principal outstanding as of November 25, 2013).

The incremental first lien term loan facility will mature in seven years, and bears interest at a rate of LIBOR plus 5.0% per annum, subject to a LIBOR floor of 1.0% per annum, and has scheduled amortization of 0.50% per quarter.

Revolving Credit Facility

Loans under the new $165.0 million revolving credit facility will bear interest at a rate of LIBOR plus 4.0% per annum (subject to a leverage-based step-down), without a LIBOR floor. This revolving credit facility has a “springing” maturity date of August 10, 2019 unless the existing first lien term loan facility has been repaid in full or otherwise extended to at least 91 days after the maturity of the revolving credit facility.

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

As of March 31, 2016, we had cash and cash equivalents totaling $79.3 million and negative working capital of $358.8 million, which included the $21.0 million current portion of the first lien term loan facility and $14.7 million current portion of the incremental first lien term loan facility. In addition, we had approximately $2,038.4 million of long term indebtedness outstanding under our first lien term loan facility, which matures on November 9, 2019 and incremental first lien term loan facility due on February 9, 2023 and 10.875% Senior Notes due 2024. We also had $437.4 million of short-term and long-term deferred revenue, which is not expected to be payable in cash.

Debt Covenants

Senior Credit Facilities

The Senior Credit Facilities require that we comply with a financial covenant to maintain a maximum ratio of net first lien debt to EBITDA (as defined in our existing credit agreement).

The Senior Credit Facilities contain covenants that limit our ability to, among other things, incur additional debt or issue certain preferred shares; pay dividends on or make other distributions in respect of capital stock; make other restricted payments; make certain investments; sell or transfer certain assets; create liens on certain assets to secure debt; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and enter into certain transactions with affiliates. Additionally, the Senior Credit Facilities require us to comply with certain negative covenants and specify certain events of default that could result in amounts becoming payable, in whole or in part, prior to their maturity dates. We were in compliance with all covenants at March 31, 2016.

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

Cash and Cash Equivalents

As of March 31, 2016, our cash and cash equivalents were primarily held for working capital purposes and for required principal and interest payments under our indebtedness. A majority of our cash and cash equivalents was held in operating accounts. Our cash and cash equivalents increased by $46.3 million from $33.0 million at December 31, 2015 to $79.3 million at March 31, 2016. We used cash on hand at December 31, 2015, cash flows from operations and proceeds from our incremental first lien term loan facility and Notes to fund our acquisition and minority investment activity described under financing and investing activities below. Our future capital requirements will depend on many factors including, but not limited to acquisitions, our growth rate, expansion of sales and marketing activities, the introduction of new and enhanced products and services, market acceptance of our solutions and our gross profits and operating expenses. We believe that our current cash and cash equivalents and operating cash flows will be sufficient to meet our anticipated working capital and capital expenditure requirements, as well as our required principal and interest payments under our indebtedness, for at least the next 12 months.

The following table shows our purchases of property and equipment, principal payments on capital lease obligations, depreciation, amortization and cash flows from operating activities, investing activities and financing activities for the stated periods:

	Three Months Ended March 31,
	2015	2016
	(dollars in thousands)
Purchases of property and equipment	$(7,249)	$(10,140)
Principal payments on capital lease obligations	$(930)	$(1,439)
Depreciation	$7,866	$13,172
Amortization	$21,456	$32,017
Cash flows provided by operating activities	$50,223	$11,772
Cash flows used in investing activities	$(7,561)	$(893,186)
Cash flows provided by (used in) financing activities	$(42,871)	$927,095

Capital Expenditures

Our capital expenditures on the purchase of property and equipment for the three months ended March 31, 2015 and 2016 were $7.2 million and $10.1 million, respectively. The higher property and equipment expenditures in the three months ended March 31, 2016 consisted primarily of an investment in data center infrastructure. The remaining balance payable on the capital leases is $11.7 million as of March 31, 2016. For the next twelve months, we expect our capital expenditures to be generally consistent with the combined level of capital expenditures of Endurance and Constant Contact during 2015.

Depreciation

Our depreciation expense for the three months ended March 31, 2015 and 2016 increased from $7.9 million to $13.2 million, respectively. This increase was primarily due to expansion in our business by on-boarding acquisitions as well as investments in data center infrastructure and leasehold improvements. The leasehold improvements were associated with operating leases as we expanded and revamped our presence in Massachusetts.

Amortization

Our amortization expense, which includes amortization of other intangible assets, amortization of deferred financing costs, amortization of net present value of deferred consideration and amortization of original issue discounts, increased by $10.6 million from $21.5 million for the three months ended March 31, 2015 to $32.0 million for the three months ended March 31, 2016. Of this increase in amortization expense, $12.4 million of amortization expense related to intangible assets of businesses that have been acquired since March 31, 2015, partially offset by $3.8 million of lower amortization expense related to acquisitions that occurred prior to March 31, 2015. In addition, $0.6 million of the increase is attributable to higher amortization expense of net present value of deferred consideration as a result of our Ace acquisition in September 2015, $0.9 million is attributable to increased deferred financing costs and $0.5 million is attributable to amortization of original issue discounts related to our incremental first lien term loan facility and Notes.

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

Net cash provided by operating activities was $11.8 million for the three months ended March 31, 2016 compared with $50.2 million for the three months ended March 31, 2016. Net cash provided by operating activities for the three months ended March 31, 2016 consisted of net income of $14.1 million, offset by non-cash charges of $48.9 million and a net change of $46.6 million in our operating assets and liabilities. The net change in our operating assets and liabilities included an increase in deferred revenue of $43.1 million, which was $28.2 million more than in the same period in 2015. Cash provided by operating activities for the three months ended March 31, 2016 has been reduced by $35.4 million of transaction costs, incurred primarily to acquire Constant Contact.

Net cash provided by operating activities was $50.2 million for the three months ended March 31, 2015, consisting of net income of $0.9 million, non-cash charges of $35.0 million and a net change of $14.3 million in our operating assets and liabilities. The net change in our operating assets and liabilities included an increase in deferred revenue of $14.9 million.

Investing Activities

Cash flows used in investing activities consist primarily of purchase of property and equipment, acquisition consideration payments, and changes in restricted cash balances.

During the three months ended March 31, 2016, net cash used in investing activities was $893.2 million. We used $881.7 million of cash, net of cash acquired, for the purchase consideration for our acquisition of Constant Contact and our acquisition of a controlling interest in WZ UK Ltd. We also used $10.1 million of cash to purchase property and equipment, net of proceeds from disposals and a net deposit of $0.7 million of restricted cash with a payment processor. In addition, we paid $0.6 million for a convertible promissory note from a business that provides web and mobile management solutions, with the potential for subsequent purchases of additional convertible notes.

During the three months ended March 31, 2015, net cash used in investing activities was $7.6 million. We used $7.2 million of cash to purchase property and equipment and deposited $0.3 million of restricted cash with a payment processor.

Financing Activities

Cash flow from financing activities consists primarily of the net change in our overall indebtedness, payment of associated financing costs, payment of deferred consideration for our acquisitions and the issuance or repurchase of equity.

During the three months ended March 31, 2016, cash flows provided by financing activities was $927.1 million. We received $1.1 billion from the issuance of the incremental first lien term loan and Notes to finance the acquisition of Constant Contact. Our net reduction of our revolving credit facility was $67.0 million, as we paid off our revolving credit facility with the proceeds from the new debt used to acquire Constant Contact. We also received $0.6 million of proceeds from the exercise of stock options. These items were partially offset by an $8.9 million principal payment related to our term loans and an $83.0 million aggregate repayment, including the $67.0 million that was paid with the proceeds from the new debt used to acquire Constant Contact related to our revolving credit facility. In addition, we paid $51.6 million of financing costs, $1.4 million of principal payments related to capital lease obligations and a $0.7 million payment of deferred consideration.

During the three months ended March 31, 2015, cash flows used in financing activities was $42.9 million, which included a $10.2 million payment to increase our investment in JDI Backup Ltd. to 100%, $0.5 million of deferred consideration paid during the period, net payments against our revolving credit facility of $29.0 million, principal payments of $2.6 million under our first lien term loan facility and $0.9 million or principal payments related to capital lease obligations.

Net Operating Loss Carry-Forwards

As of December 31, 2015, we had net operating loss, or NOL, carry-forwards available to offset future U.S. federal taxable income of approximately $97.8 million and future state taxable income of approximately $111.2 million. These NOL carry-forwards expire on various dates through 2034. Approximately $1.6 million of the U.S. federal NOL carry-forwards and $0.7 million of the state NOL carry-forwards are from excess stock-based compensation, for which the benefit will be recorded to additional-paid in capital when recognized. In addition, as of December 31, 2015, we had NOL carry-forwards in foreign jurisdictions available to offset future foreign taxable income by approximately $27.4 million. We have loss carry-forwards in India totaling $2.9 million that expire in 2021. We also have loss carry-forwards in the United Kingdom, Israel and Singapore of $23.4 million, $0.9 million and $0.2 million, respectively, which have an indefinite carry-forward period.

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

On March 11, 2015, the Company completed a follow-on offering of its common stock, in which selling stockholders sold 12,000,000 shares of common stock at a public offering price of $19.00 per share. The underwriter also exercised its overallotment option to purchase an additional 1,800,000 shares of common stock from the selling stockholders. We are currently completing an analysis of its ownership changes from March 11, 2015 through December 31, 2015, but does not believe the outcome of this analysis will result in an additional ownership change based on the information available at this time.

Contractual Obligations and Commitments

We closed our acquisition of Constant Contact on February 9, 2016. This acquisition was funded with an increase in our indebtedness of approximately $1.1 billion. Our outstanding indebtedness, including capital lease obligations, at March 31, 2016 was $2,085.7 million. In connection with the new indebtedness to finance the acquisition of Constant Contact, we paid off our existing revolving credit facility and entered into a new $165.0 million revolving credit facility. There are no amounts borrowed under this new revolving credit facility as of March 31, 2016.

We have taken a controlling interest in WZ UK, Ltd. We have determined that we will be required to purchase the remaining 42.5% interest based on the expected attainment of certain revenue related targets. We expect to pay at least $30.0 million for the remaining interest, with approximately $15.0 to $20.0 million to be paid during the remainder of fiscal year 2016. The actual payments would be based on multiples of billed revenue, which may cause the final amounts paid to vary from our current estimates.

We have majority ownership interests in two entities, and we may be required to purchase the remaining 40% interest in each entity if certain revenue related targets are met. We have determined that the attainment of these revenue targets is not yet probable. The minimum purchase price for the remaining equity interests for these two entities is $30.0 million per entity. The actual payments would be based on multiples of billed revenue, which may cause the final amounts to vary from the minimum purchase price.

There have been no other significant changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K filed with the SEC on February 29, 2016.

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

Interest Rate Sensitivity

We had cash and cash equivalents of $79.3 million at March 31, 2016, the majority of which was held in operating accounts for working capital purposes and other general corporate purposes which includes payment of principal and interest under our indebtedness. As of March 31, 2016, we had approximately $1,021.1 million of indebtedness outstanding under our first lien term loan facility, $731.3 million outstanding under our incremental first lien term loan, $350.0 million outstanding under The Notes and a revolving credit facility of $165.0 million, all of which was available.

The first lien term loan facility bears interest at a rate per annum equal to an applicable credit spread plus, at our option, (a) adjusted LIBOR or (b) an alternate base rate determined by reference to the greater of (i) the prime rate, (ii) the federal funds effective rate plus 0.50% and (iii) one-month adjusted LIBOR plus 1.00%. The term loan is subject to a floor of 1.00% per annum with an applicable credit spread for interest based on adjusted LIBOR of 4.00%. As a result of the “most-favored nation” pricing provision in our existing credit agreement, the interest rate on our existing first lien term loan facility increased to LIBOR plus 5.48% per annum on February 28, 2016, subject to a LIBOR floor of 1.0% per annum.

The incremental first lien term loan facility bears interest at a rate of LIBOR plus 5.0% per annum, subject to a LIBOR floor of 1.0% per annum, and has scheduled amortization of 0.50% per quarter.

Loans under the new $165.0 million revolving credit facility will bear interest at a rate of LIBOR plus 4.0% per annum (subject to a leverage-based step-down), without a LIBOR floor.

Loans under the first lien term loan facility and incremental first lien term loan facility and revolving credit facility are also subject to a base rate option, with interest rate spreads of 1.0% per annum less than those applicable to LIBOR-based loans.

We are also required to pay a commitment fee of 0.50% per annum to the lenders based on the average daily unused amount of the revolving commitments.

Based on our aggregate indebtedness outstanding under our first lien term loan facility and incremental first lien term loan facility of $1,752.5 million as of March 31, 2015, a 100 basis point increase in the adjusted LIBOR rate above the LIBOR floor would result in a $17.6 million increase in our aggregate interest payments over a 12-month period, and a 100 basis point decrease at the current LIBOR rate would not result in a decrease in our interest payments.

We entered into a three-year interest rate cap on December 9, 2015 as part of our risk management strategy. This interest rate cap limits our exposure to interest rate increases on $500.0 million of our first lien term loan. If the LIBOR interest rates for this loan increase more than 137 basis points above the rates at December 31, 2015, our interest rate cap would begin to protect us on interest charges for $500.0 million of outstanding debt.

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

Evaluation of Disclosure Controls and Procedures

As of March 31, 2016, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation of our disclosure controls and procedures as of March 31, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2016, we acquired Constant Contact. Other than the addition of Constant Contact’s operations to our internal control over financial reporting and any related changes in control to integrate Constant Contact, there has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On May 4, 2015, Christopher Machado, a purported holder of our common stock, filed a civil action in the United States District Court for the District of Massachusetts against us and our chief executive officer and our former chief financial officer, Machado v. Endurance International Group Holdings, Inc., et al., Civil Action No. 1:15-cv-11775-GAO. In a second amended complaint, file on March 18, 2016, the plaintiff alleged claims for violations of Section 10(b) and 20(a) of the Exchange Act, on behalf of a purported class of purchasers of our securities between February 25, 2014 and February 29, 2016. Those claims challenged as false or misleading certain of our disclosures about our total number of subscribers, average revenue per subscriber, the number of customers paying over $500 per year for our products and services, the average number of products sold per subscriber, and our customer churn. The plaintiff seeks, on behalf of himself and the purported class, compensatory damages and his costs and expenses of litigation. The plaintiff has recently been given leave to file a second amended complaint, which will supersede the current complaint. We and the individual defendants intend to deny any liability or wrongdoing and to vigorously defend all claims asserted. We cannot, however, make any assurances as to the outcome of this proceeding.

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

Our quarterly and annual operating results may be adversely affected due to a variety of factors that could affect our revenue or our expenses in any particular period. You should not rely on quarter-to-quarter comparisons of our operating results as an indication of future performance. Factors that may adversely affect our quarterly and annual operating results may include:

•	our ability to attract new subscribers, and retain existing subscribers;

•	our ability to acquire subscribers in a cost-effective way;

•	our ability to increase revenue from our existing subscribers;

•	our ability to maintain a high level of subscriber satisfaction;

•	our inability to raise the selling prices for our solutions or reductions in the selling prices for our solutions;

•	competition in the market for our products and services, as well as competition for referral sources;

•	rapid technological change, frequent new product and service introductions, and evolving industry standards, including with respect to how our products and services are marketed to consumers, in how consumers find, purchase and use our products and services and in technology intended to block email marketing;

•	difficulties in integrating technologies, products and employees from companies we have acquired or may acquire in the future or in migrating acquired subscribers from an acquired company’s platforms to our platform;

•	systems, data center and Internet failures and service interruptions;

•	network security breaches or sabotage resulting in the unauthorized use or disclosure of, or access to, personally identifiable information or other confidential information;

•	loss of key employees;

•	our ability to drive growth through mergers and acquisitions, joint ventures, or strategic investments;

•	economic conditions negatively affecting the SMB sector and changes in growth rate of SMBs;

•	difficulties and costs arising from our international operations and continued international expansion;

•	difficulties in distributing new products;

•	shortcomings or errors in, or misinterpretations of, our metrics and data, including those that cause us to fail to anticipate or identify trends in our market;

•	terminations of, disputes with, or material changes to our relationships with third-party partners, including referral sources, product partners, data center providers, payment processors and landlords;

•	a shift in subscriber demand to lower margin solutions, which could increase our cost of revenue;

•	costs or liabilities associated with any past or future acquisitions, strategic investments or joint ventures that we may make or enter into;

•	changes in legislation, including changes that affect our collection of sales and use taxes or changes to our business that subject us to taxation in additional jurisdictions;

•	the amount and timing of capital expenditures, such as investments in our hardware and software systems, as well as extraordinary expenses, such as litigation or other dispute-related settlement payments;

•	changes in regulation or to regulatory bodies, such as the Internet Corporation for Assigned Names and Numbers, or ICANN, and U.S. and international regulations governing email marketing and privacy, that could affect our business and our industry, or costs of or our failure to comply with such regulation; and

•	litigation or governmental enforcement actions against us, including due to failures to comply with applicable law or regulation.

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

We may not be able to successfully integrate our business with Constant Contact’s business or realize the anticipated synergies from the acquisition in the anticipated amounts or within the anticipated timeframes or cost expectations or at all. The difficulties and risks associated with the integration of Constant Contact, which is complex and time-consuming, include:

•	the potential loss of Constant Contact customers or partners, or difficulties or higher than anticipated costs in adding new Constant Contact customers and partners, due to the actual or perceived impact of the acquisition and integration of Constant Contact customers and partners;

•	possible aggressive targeting of existing and potential Constant Contact customers or partners by Constant Contact’s competitors seeking to capitalize on potential customer or partner concerns about the acquisition;

•	possible differences in the standards, controls, procedures, policies, corporate culture and compensation structures of our company and Constant Contact, which may lead to unanticipated delays, costs or inefficiencies, employee departures or difficulties consolidating the operations of the companies;

•	difficulties and delays in implementing our integration plan, which may result in us failing to achieve the anticipated synergies from the acquisition in a timely manner or at all;

•	the potential loss of key employees and the costs associated with our efforts to retain key employees;

•	difficulties successfully managing relationships with our combined partner and vendor base;

•	the possibility that we, as a successor owner, may be responsible for actual or contingent liabilities of Constant Contact that we failed to discover during our due diligence investigation prior to our agreement to acquire Constant Contact; and

•	obligations that we may have to counterparties of Constant Contact that arise as a result of the change in control of Constant Contact.

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

As a result of acquisitions and internal growth, we increased our revenue from $520.3 million in the year ended December 31, 2013 to $629.8 million in the year ended December 31, 2014 to $741.3 million in the year ended December 31, 2015. The acquisition of Constant Contact, which prior to our acquisition generated $367.4 million in revenue in the year ended December 31, 2015, represents a significant expansion in the size and scope of our business.

Our growth has placed, and will continue to place, a significant strain on our managerial, engineering, network operations and security, sales and support, marketing, legal, compliance, finance and other resources. In particular, our growth has placed, and will continue to place, a significant strain on our ability to maintain effective internal financial and accounting controls and procedures. For example, as a result of our acquisitions, we have acquired multiple billing systems, some of which we are in the process of integrating, and we may acquire and integrate additional billing systems with future acquisitions. Any delays or other challenges associated with billing system build-outs or integrations could lead to inaccurate disclosure, which could prevent us from producing accurate financial statements on a timely basis and harm our operating results, our ability to operate our business and our investors’ view of us. In addition, we have identified in the past, and may in the future identify, errors in our systems, including the business intelligence system, which we use to generate certain operational and performance metrics. For example, in the third quarter of 2015, we identified errors in our business intelligence system that impacted three of our performance metrics, as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K filed with the SEC on February 29, 2016. Our operational and performance metrics, which we voluntarily disclose, historically have not been subject to the same level of reporting controls as our financial statements and other financial information that we are required to disclose. We are working to improve our controls for these operational and performance metrics, but further errors with respect to these metrics could still occur. Errors of this type could result in inaccurate disclosures, negatively impact our business decisions and harm investors’ view of us.

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

We have also made significant investments in our growth strategy, which may not succeed. For example, we have incurred significant expenses relating to our increased investments in product marketing and other marketing efforts to acquire new subscribers and to sell additional products to existing subscribers. We intend to continue investing in our product marketing and other marketing efforts, particularly investments in new products that we expect will act as new gateways to reach new subscribers. We have also incurred significant expenses and allocated significant resources, including finance, operational, legal and compliance resources, related to the growth and continued expansion of our international operations, and we expect that such expenses and resource allocation will increase in the future. If we do not achieve the benefits anticipated from these investments, or if the achievement of these benefits is delayed, our operating results may be adversely affected.

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

We rely heavily on the representations and warranties provided to us by the sellers in our acquisitions, including as they relate to creation, ownership and rights in intellectual property, existence of open source software and compliance with laws and contractual requirements. If any of these representations and warranties are inaccurate or breached, we may incur liability for which there may be no recourse, or inadequate recourse, against the sellers, in part due to contractual time limitations and limitations of liability, or we may need to pursue costly litigation against the sellers. Moreover, acquisitions frequently result in the recording of goodwill and other intangible assets which are subject to potential impairments in the future that could harm our financial results. We may also incur expenses related to completing acquisitions, or in evaluating potential acquisitions or technologies, which may adversely affect our profitability. In addition, if we finance acquisitions by issuing equity securities, our existing stockholders may be diluted.

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

In addition, our ability to expand internationally and attract and retain non-U.S. subscribers may be adversely affected by concerns about the extent to which U.S. governmental and law enforcement agencies may obtain data under the Foreign Intelligence Surveillance Act and Patriot Act and similar laws and regulations. Such non-U.S. subscribers may decide that the privacy risks of storing data with a U.S.-based company outweigh the benefits and opt to seek solutions from a company based outside of the United States. In addition, certain foreign governments may require local storage of their citizens’ data. If we become subject to such requirements, it may require us to increase the number of non-U.S. data centers or servers we maintain, increase our costs or adversely affect our ability to attract, retain or cost-effectively serve non-U.S. subscribers.

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

We will likely experience future outages that disrupt the operation of our solutions and harm our business due to factors such as these or other factors, including the accidental or intentional actions of Internet users, current and former employees and others; cooling equipment failures; other computer failures; or other factors not currently known to us or that we consider immaterial. While we have experienced increases in subscriber cancellations and decreases in our Net Promoter Score, or NPS, a customer satisfaction metric developed by Bain & Company, following such outages in the past, we cannot be certain these outcomes are entirely attributable to the outages, and we do not believe that such outages have had a material effect on our business, financial condition or results of operations.

Our systems are not fully redundant, and we have not yet implemented a complete disaster recovery plan or business continuity plan. Although the redundancies we do have in place will permit us to respond, at least to some degree, to failures of applications and systems, our data centers are vulnerable in the event of failure. Most of our subscribers are hosted across six U.S.-based data centers, one of which is owned by us and the rest of which are co-located. Our owned data center hosts a significant portion of our subscribers. Accordingly, any failure or downtime in these data center facilities would affect a significant percentage of our subscribers. We do not yet have adequate structures or systems in place to recover from a data center’s severe impairment or total destruction, and recovery from the total destruction or severe impairment of any of these data centers would be extremely difficult and may not be possible at all. Closing any of these data centers without adequate notice could result in lengthy, if not permanent, interruptions in the availability of our solutions and loss of vast amounts of subscriber data.

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

Our customer support centers are also vulnerable in the event of failure caused by total destruction or severe impairment. When calling our customer support services, most of our subscribers reach our customer support teams located in one of our six U.S.-based call centers. Our teams in each call center are trained to provide support services for a discrete subset of our brands, and they do not currently have complete capability to route calls from one call center to another call center. Accordingly, if any one of these call centers were to become non-operational due to severe impairment or total destruction, our ability to re-route calls to operational call centers or to provide customer support services to any subscribers of the brand or brands that the non-operational call center had formerly managed may be compromised. A significant portion of our email and chat-based customer support is provided by an India-based support team, which is employed by a third-party service provider. Although our email and chat-based customer support can be re-routed to our own centers, a disruption at our India customer support center could adversely affect our business.

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

In addition, we may from time to time fail to meet the needs of specific subscribers in order to best meet the service expectations of our overall subscriber base. For example, we may suspend a subscriber’s website when it breaches our terms of service, harms other subscribers’ websites or disrupts servers supporting those websites, such as when a cybercriminal installs malware on a subscriber’s website without that subscriber’s authorization or knowledge. Although such service interruptions are not uncommon in a cloud-based or online environment, we risk subscriber dissatisfaction by interrupting one subscriber’s service to prevent further attacks on or data breaches for other subscribers, and this could damage our reputation and have an adverse effect on our business.

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

In addition, in an attempt to gain market share, competitors may offer more aggressive price discounts or alternative pricing models, such as so-called “freemium” pricing in which a basic offering is provided for free with advanced features provided for a fee, on the services they offer, bundle several services at reduced prices, or increase commissions paid to their referral sources. These pricing pressures may require us to match these discounts and commissions in order to remain competitive, which would reduce our margins or cause us to fail to attract new subscribers that decide to purchase the discounted service offerings of our competitors. As a result of these factors, it is difficult to predict whether we will be able to maintain our average selling prices, pricing models and commissions paid to our referral sources. If we reduce our selling prices, alter our pricing models or increase commissions paid to our referral sources, it may become increasingly difficult for us to compete successfully, our profitability may be harmed and our operating results could be adversely affected.

We must keep up with rapid and ongoing technological change, marketing trends and shifts in consumer demand to remain competitive in a rapidly evolving industry.

The cloud-based technology and online marketing tool industries are characterized by rapid and ongoing technological change, frequent new product and service introductions and evolving industry standards. Our future success will depend on our ability to adapt to rapidly changing technologies, to adapt our solutions to evolving industry standards and consumer needs and to improve the performance and reliability of our applications and services. We must anticipate subscriber needs, commit significant resources to anticipating those needs and offer solutions that meet changing subscriber demands quickly and effectively. We may fail to accurately predict market demand or subscriber preferences, or subscribers may require features and functionality that our current applications and services do not have or that our platform is not able to support. If we fail to develop solutions that satisfy subscriber preferences in a timely and cost-effective manner, our ability to retain existing subscribers and attract new subscribers will be adversely affected, our competitive position will be impaired and we may not achieve our anticipated revenue growth. In order to develop new solutions or enhancements to existing solutions that satisfy subscriber preferences, we may be required to incur significant technology, development, marketing and other expenses, and our revenue and operating results may be adversely affected. In particular, we plan to make substantial marketing and other investments in new product offerings during 2016. If subscriber demand for these products is lower than expected, or if subscribers do not remain on our platform for the anticipated period of time or increase their spending with us at the anticipated rate, we may not realize the expected return on our investments, which could adversely affect our financial results.

In addition, the manner in which we market to our subscribers and potential subscribers must keep pace with technological change, legal requirements, marketing trends and shifts in how our solutions are found, purchased and used by subscribers and potential subscribers. For example, application marketplaces, mobile platforms and new search engines and search methods are changing the way in which consumers find, purchase and use our solutions. If we are not able to take advantage of such technologies or anticipate such trends, if existing technologies or systems, such as the domain name system which directs traffic on the Internet, become obsolete, or if we fail to anticipate and manage technologies that prevent or harm our offerings, such as technology intended to block email marketing, we may be unable to continue to attract new subscribers or sell additional solutions to our existing subscribers.

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

If the delivery of customers’ emails is limited or blocked or its customers’ emails are directed to an alternate or “tabbed” section of the recipient’s inbox, customers may cancel their accounts.

Internet Service Providers, or ISPs, can block emails from reaching the intended recipients. While we continually improve our technology and work closely with ISPs to maintain the deliverability rates of our email marketing product, the implementation of new or more restrictive policies by ISPs may make it more difficult to deliver our customers’ emails. In addition, some ISPs have started to categorize as “promotional” emails that originate from email service providers and, as a result, direct them to an alternate or “tabbed” section of the recipient’s inbox. If ISPs materially limit or halt the delivery of our customers’ emails, or if we fail to deliver our email marketing customers’ emails in a manner compatible with ISPs’ email handling or authentication technologies or other policies, or if the open rates of its customers’ emails are negatively impacted by the actions of ISPs to categorize emails, then our email marketing customers may question the effectiveness of our products and cancel their email marketing accounts. This, in turn, could harm our business and financial performance.

Security and privacy breaches may harm our business.

We store and transmit large amounts of sensitive, confidential, personal and proprietary information, including payment card information. Any physical or electronic security breach, virus, accident, employee error, criminal activity or malfeasance, fraudulent service plan order, impersonation scam perpetrated against us, intentional misconduct by cyber criminals or similar intrusion, breach or disruption could result in unauthorized access to, usage or disclosure of, or loss of, confidential information, damage to our platform, and interruptions, delays or cessation of service to our subscribers, each of which may cause damage to our reputation and result in increased security costs, litigation, regulatory investigations or other liabilities. The risk that these types of events could seriously harm our business is likely to increase as we expand the number of technology solutions and services that we offer and expand our operations in foreign countries.

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

Organizations generally, and Internet-based organizations in particular, remain vulnerable to targeted attacks aimed at exploiting network and system applications or weaknesses. Techniques used to obtain unauthorized access to, or to sabotage, networks and systems often are not recognized until launched against a target. Cyber criminals are increasingly using powerful new tactics including evasive applications, proxies, tunneling, encryption techniques, vulnerability exploits, buffer overflows, distributed denial of service attacks, or DDoS attacks, botnets and port scans. For example, we are frequently the targets of DDoS attacks in which attackers attempt to block subscribers’ access to our websites. If we are unable to avert a DDoS or other attack for any significant period, we could sustain substantial revenue loss from lost sales and subscriber dissatisfaction. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks. Moreover, we may not be able to immediately detect that such an attack has been launched, if, for example, unauthorized access to our systems was obtained without our knowledge in preparation for an attack contemplated to commence in the future. Cyber attacks may target us, our subscribers, our partners, banks, credit card processors, delivery services, e-commerce in general or the communication infrastructure on which we depend. We also rely on third parties to provide physical security for our data centers. Any physical security breach to our data centers could result in unauthorized access or damage to our systems.

Our employees, including our employee and contract support agents are often targeted by, and may be vulnerable to, e-mail scams, phishing, social media or similar attacks, as well as social engineering tactics used to perpetrate fraud. We have experienced and may in the future experience security attacks that cause our support agents to divulge confidential information about us or our subscribers, or to introduce viruses, worms or other malicious software programs onto their computers, allowing the perpetrators to, among other things, gain access to our systems or our subscribers’ accounts. Our subscribers may also use weak passwords, accidentally disclose their passwords or store them on a mobile device that is lost or stolen, or otherwise compromise the security of their data, creating the perception that our systems are not secure against third-party access when their accounts are compromised and used maliciously by third parties. In addition, if third parties with which we work, such as vendors or developers, violate applicable laws or our policies, such violations may also put our information and our subscribers’ information at risk and could in turn have an adverse effect on our business and reputation.

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

The success of our email marketing products depends on the continued growth and acceptance of email as a communications tool and the related expansion and reliability of the Internet infrastructure. If consumers do not continue to use email or alternative communications tools, such as social media or text messaging, gain popularity, demand for email marketing products may decline.

The future success of our email marketing product depends on the continued and widespread adoption of email as a primary means of communication. Security problems such as “viruses,” “worms” and other malicious programs or reliability issues arising from outages and damage to the Internet infrastructure could create the perception that email is not a safe and reliable means of communication, which could discourage businesses and consumers from using email. Use of email by businesses and consumers also depends on the ability of ISPs to prevent unsolicited bulk email, or “spam,” from overwhelming consumers’ inboxes. In recent years, ISPs have developed new technologies to filter unwanted messages before they reach users’ inboxes. In response, spammers have employed more sophisticated techniques to reach consumers’ inboxes. Although companies in the anti-spam industry have started to address the techniques used by spammers, if security problems become widespread or frequent or if ISPs cannot effectively control spam, the use of email as a means of communication may decline as consumers find alternative ways to communicate. In addition, if alternative communications tools, such as social media or text messaging, gain widespread acceptance, the need for email may lessen. Any decrease in the use of email would reduce demand for our email marketing product and harm our business.

If we do not maintain a low rate of credit card chargebacks, protect against breach of the credit card information we store and comply with payment card industry standards, we will face the prospect of financial penalties and could lose our ability to accept credit card payments from subscribers, which would have a material adverse effect on our business, financial condition and operating results.

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

We could also incur significant fines or lose our ability to give subscribers the option of using credit cards to fund their payments or pay their fees to us if we fail to follow payment card industry data security standards, even if there is no compromise of subscriber information. Although we endeavor to comply with payment card industry data security standards and do not believe that there has been a compromise of subscriber information, we have not always been in full compliance with these standards. Accordingly, we could be fined, or our services could be suspended, for such failure to comply with payment card industry data security standards, which would cause us to not be able to process payments using credit cards. If we are unable to accept credit card payments, our financial condition, results of operations and cash flows would be adversely affected.

Our failure to limit fraudulent transactions conducted on our websites, such as through the use of stolen credit card numbers, could also subject us to liability or require us to increase reserves with our credit card processors. Under credit card association rules, penalties may be imposed at the discretion of the association. Any such potential penalties would be imposed on our credit card processor by the association. Under our contracts with our card processors, we are required to reimburse the processor for such penalties. Our current level of fraud protection, based on our fraudulent and disputed credit card transaction history, is within the guidelines established by the credit card associations. However, we face the risk that we may fail to maintain an adequate level of fraud protection or that one or more credit card associations may, at any time, assess penalties against us or terminate our ability to accept credit card payments from subscribers, which would have a material adverse effect on our business, financial condition and operating results.

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

We have had a net loss in each year since inception through 2015. We had a net loss of $159.2 million for fiscal year 2013, a net loss of $42.8 million for fiscal year 2014 and a net loss of $25.8 million for fiscal year 2015 and we may incur losses in the future. In connection with our acquisitions, we have recorded long-lived assets at fair value. We record amortization expense in each reporting period related to the long-lived assets, which impacts the amount of net loss or income we record in each reporting period

Although we were profitable in the three months ended March 31, 2016, we do not know if we will be able to maintain profitability on a continued basis. We have made and expect to continue to make significant expenditures to develop and expand our business. Our recent growth in revenue and number of subscribers may not be sustainable, and our revenue may be insufficient to maintain profitability. We may incur significant losses in the future for a number of reasons, including interest expense related to our substantial indebtedness, and the other risks described in this report, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events.

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

Our ability to obtain debt or equity funding will depend on a number of factors, including market conditions, interest rates, our operating performance and investor interest. Additional funding may not be available to us on acceptable terms or at all. If adequate funds are not available, we may be required to reduce expenditures, including curtailing our growth strategies, foregoing acquisitions or reducing our product development efforts. If we succeed in raising additional funds through the issuance of equity or convertible securities, then the issuance could result in substantial dilution to existing stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these new securities would have rights, preferences and privileges senior to those of the holders of our common stock. In addition, any preferred equity issuance or debt financing that we may obtain in the future could have restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. To the extent any such new indebtedness is secured and is at higher interest rates than on our existing first lien term loan facility, the interest rates on our existing first lien term loan facility could increase as a result of the “most-favored nation” pricing provision in our existing credit agreement. Further, to the extent that we incur additional indebtedness or such other obligations, the risks associated with our substantial leverage described elsewhere in this report, including our possible inability to service our debt, would increase.

Our business depends on establishing and maintaining strong brands. If we are not able to effectively promote our brands, or if the reputation of our brands is damaged, our ability to expand our subscriber base will be impaired and our business and operating results will be harmed.

We market our solutions through various brands, including Bluehost, HostGator, iPage, Domain.com, A Small Orange, MOJO Marketplace, BigRock, ResellerClub, Constant Contact and SinglePlatform, among others.

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

In addition, we expect to leverage our current marketing strategy for Constant Contact’s products and services, but our strategy may not be successful. In particular, Constant Contact’s strong brand awareness may be diminished if we reduce or discontinue television and radio advertising in order to pursue the more targeted or success-based marketing methods we typically use for the rest of our business. If this occurs, we may not acquire new Constant Contact customers at the rate that we expect or we may need to incur higher than anticipated marketing expenses to acquire new Constant Contact customers, which could have a material adverse effect on our operating results.

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

We rely on third-party referral partners to acquire subscribers. If our third-party referral partners fail to promote our brands or to refer new subscribers to us, fail to comply with regulations, are forced to change their marketing efforts in response to new or existing regulations or cease to be viewed as credible sources of information by our potential subscribers, we may face decreased demand for our solutions and loss of revenue. Some of our third-party partners purchase our solutions and resell them to their customer bases. These partners have the direct contractual relationships with our ultimate subscribers and, therefore, we risk the loss of both our third-party partners and their customers if our services fail to meet expectations or if our partners fail to perform their obligations or deliver the level of service to the ultimate subscriber that we expect.

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

The terms of our existing co-located data center agreements vary in length and expire over a period ranging from 2016 through 2021. The owners of these or our other co-located data centers have no obligation to continue such arrangements beyond their current terms, nor are they obligated to renew their agreements with us on terms acceptable to us, or at all.

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

Since our subscribers use our solutions to, among other things, maintain an online presence for their business, errors, defects or other performance problems could result in damage to our subscribers and their businesses. They could elect to cancel or not to renew their agreements, delay or withhold payments to us, or seek significant compensation from us for the losses they or their businesses suffer. Although our subscriber agreements typically contain provisions designed to limit our exposure to certain claims, existing or future laws or unfavorable judicial decisions could negate or diminish these limitations. Even if not successful, a claim brought against us could be time-consuming and costly and could seriously damage our reputation in the marketplace, making it harder for us to acquire and retain subscribers.

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

We could face liability, or our reputation might be harmed, as a result of the activities of our subscribers, the content of their websites, the data they store on our servers or the emails that they send.

Our role as a provider of cloud-based solutions, including website hosting services, domain registration services and email marketing, may subject us to potential liability for the activities of our subscribers on or in connection with their websites or domain names or for the data they store on or send using our servers. Although our subscriber terms of use prohibit illegal use of our services by our subscribers and permit us to take down websites or take other appropriate actions for illegal use, subscribers may nonetheless engage in prohibited activities or upload or store content with us in violation of applicable law or the subscriber’s own policies, which could subject us to liability.

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

Although these statutes and case law in the United States have generally shielded us from liability for subscriber activities to date, court rulings in pending or future litigation, or future legislative or regulatory actions, may narrow the scope of protection afforded us under these laws. Several court decisions arguably have already narrowed the scope of the immunity provided to interactive computer services in the United States under the CDA. In addition, laws governing these activities are unsettled in many international jurisdictions, or may prove difficult or impossible for us to comply with in some international jurisdictions. Also, notwithstanding the exculpatory language of these bodies of law, we may be embroiled in complaints and lawsuits which, even if ultimately resolved in our favor, add cost to our doing business and may divert management’s time and attention. Finally, other existing bodies of law, including the criminal laws of various states, may be deemed to apply or new statutes or regulations may be adopted in the future, any of which could expose us to further liability and increase our costs of doing business.

In addition, our email marketing subscribers could also use our email marketing products or website to transmit negative messages or website links to harmful applications, reproduce and distribute copyrighted material or the trademarks of others without permission, or report inaccurate or fraudulent data or information. Any such use of our email marketing products could damage our reputation and we could face claims for damages, copyright or trademark infringement, defamation, negligence or fraud. Moreover, our email marketing customers’ promotion of their products and services through our email marketing products may not comply with federal, state and foreign laws.

We cannot predict whether our role in facilitating these activities would expose us to liability under these laws. Even if claims asserted against us do not result in liability, we may incur substantial costs in investigating and defending such claims. If we are found liable for our customers’ activities, we could be required to pay fines or penalties, redesign business methods or otherwise expend resources to remedy any damages caused by such actions and to avoid future liability.

We may face liability for, or become involved in, disputes in connection with ownership or control of subscriber accounts, domain names or email contact lists or in connection with domain names we own.

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

We now have, and expect to continue to have, significant indebtedness that could result in a material and adverse effect on our business. As of March 31, 2016, we had approximately $2,028.4 million of aggregate indebtedness, net of original issue discounts of $28.4 million and deferred financing costs of $45.7 million. Under our first lien term loan facility and our incremental first lien term loan facility entered into in connection with the acquisition of Constant Contact, we are required to repay approximately $5.3 million and $3.7 million, respectively, of principal at the end of each quarter and are required to pay accrued interest upon the maturity of each interest accrual period, which totaled $52.2 million for the year ended December 31, 2015 and $15.6 million for the three months ended March 31, 2016, and which we currently estimate will be $16.7 million and $11.1 million, respectively, for each remaining fiscal quarter for 2016. The interest accrual periods under our Senior Credit Facilities are typically three months in duration. The actual amounts of our debt servicing payments vary based on the amounts of indebtedness outstanding, whether we borrow on a LIBOR or base rate basis, the applicable interest accrual periods and the applicable interest rates, which vary based on prescribed formulas.

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

The occurrence of any one of these events or our failure to generate sufficient cash flow from operations could have a material adverse effect on our business, financial condition, results of operations and ability to satisfy our obligations under our indebtedness. If new debt is added to our current debt levels, the related risks that we now face, as described further herein, could intensify and we may not be able to meet all our debt obligations.

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

As a result, we may be restricted from engaging in business activities that may otherwise improve our business or from financing future operations or capital needs. Failure to comply with the covenants, if not cured or waived, could result in an event of default that could trigger acceleration of our indebtedness, which would require us to repay all amounts owing under the Senior Credit Facilities and the Notes and could have a material adverse impact on our business. Our Senior Credit Facilities and the indenture governing the Notes also contain provisions that trigger repayment obligations, including in some cases upon a change of control, as well as various representations and warranties which, if breached, could lead to events of default. We cannot be certain that our future operating results will be sufficient to ensure compliance with the covenants in our Senior Credit Facilities or the indenture governing the Notes or to remedy any defaults under our Senior Credit Facilities or the indenture governing the Notes. In addition, in the event of any event of default and related acceleration, we may not have or be able to obtain sufficient funds to make any accelerated payments.

EIG Investors, the borrower under our Senior Credit Facilities and the Issuer of the Notes, is a holding company, and may not be able to generate sufficient cash to service all of its indebtedness.

EIG Investors Corp, or EIG Investors, the borrower under our Senior Credit Facilities and the issuer of the Notes, has no direct operations and no significant assets other than the stock of its subsidiaries. Because it conducts its operations through its operating subsidiaries, EIG Investors depends on those entities to generate the funds necessary to meet its financial obligations, including its required obligations under our Senior Credit Facilities and the Notes. The ability of our subsidiaries to make transfers and other distributions to EIG Investors are subject to, among other things, the terms of any debt instruments of those subsidiaries then in effect, applicable law, prevailing economic and competitive conditions and certain financial, business and other factors beyond our control. If transfers or other distributions from our subsidiaries to EIG Investors were eliminated, delayed, reduced or otherwise impaired, its ability to make payments on its obligations would be substantially impaired.

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

A substantial portion of our issued and outstanding common stock can be traded without restriction at any time, and the remaining shares of our issued and outstanding common stock can be sold subject to volume limitations and other requirements applicable to affiliate sales under the federal securities laws. As such, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. In addition, we have registered 18,000,000 shares of common stock that have been issued or reserved for future issuance under our 2013 Stock Incentive Plan and 14,346,840 shares of common stock that have been issue or reserved for future issuance under our Constant Contact, Inc. Second Amended And Restated 2011 Stock Incentive Plan. Of these shares, as of March 31, 2016, a total of 17,201,629 shares of our common stock are subject to outstanding options, restricted stock units and restricted stock awards, of which 4,386,126 shares are exercisable or have vested. The exercise of these options or the vesting of restricted stock units and shares of restricted stock and the subsequent sale of the common stock underlying such options or upon the vesting of such restricted stock units and restricted stock awards could cause a decline in our stock price. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. We cannot predict the size of future issuances or the effect, if any, that any future issuances may have on the market price for our common stock.

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

As of March 31, 2016, our directors, executive officers and their affiliates beneficially own, in the aggregate, 56.5% of our issued and outstanding common stock. Specifically, investment funds and entities affiliated with Warburg Pincus own, in the aggregate, 34.6% of our issued and outstanding common stock, and investment funds and entities affiliated with Goldman Sachs own, in the aggregate, approximately 11.2% of our issued and outstanding common stock. As a result, these stockholders, if they act together, could have significant influence over the outcome of matters submitted to our stockholders for approval. Our stockholders agreement contains agreements among the parties with respect to certain matters, including the election of directors, and certain restrictions on our ability to effect specified corporate transactions. If these stockholders were to act together, they could have significant influence over the management and affairs of our company. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock. In particular, the significant ownership interest of investment funds and entities affiliated with Warburg Pincus and Goldman Sachs in our common stock could adversely affect investors’ perceptions of our corporate governance practices.

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

We do not currently anticipate that we will pay any cash dividends to holders of our common stock in the foreseeable future. Instead, we expect to retain any earnings to maintain and expand our existing operations, including through mergers and acquisitions, and to invest in the growth of our business. In addition, our ability to pay cash dividends is currently limited by the terms of our Senior Credit Facilities and the indenture governing the Notes, and any future credit agreement may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, to realize any return on their investment.

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

At the time of the events described below, SAMIH and its affiliates, including Santander UK and SIML, may have been deemed to be under common control with us, but this statement is not meant to be an admission that common control existed or exists. We have no control over or involvement in the activities of SAMIH or its affiliates, including Santander UK and SIML, or any of its subsidiaries or predecessor companies, and we were not involved in the preparation of, nor have we independently verified, the information provided by SAMIH to WP LLC. The disclosure below does not relate to any activities conducted by us and does not involve us or our management. The disclosure relates solely to activities conducted by SAMIH and its affiliates, including Santander UK and SIML. We are not representing to the accuracy or completeness of the disclosure below, and we undertake no obligation to correct or update this information.

We understand that SAMIH’s affiliates intend to disclose in their next annual or quarterly report that Santander UK holds two frozen savings accounts and two frozen current accounts for three customers resident in the United Kingdom who are currently designated by the United States under the Specially Designated Global Terrorist, or SDGT, sanctions program. The accounts held by each customer were blocked after the customer’s designation and have remained blocked and dormant through the first quarter of 2016. Revenue generated by Santander UK on these accounts in the first quarter of 2016 was £3.67 while net profits in the first quarter of 2016 were negligible relative to the overall profits of Banco Santander, S.A.

We also understand that SAMIH’s affiliates intend to disclose in their next annual or quarterly report that an Iranian national, resident in the United Kingdom, who is currently designated by the United States under the Iran Financial Sanctions Regulations, or IFSR, and the Weapons of Mass Destruction Proliferators Sanctions Regulations, holds a mortgage with Santander UK that was issued prior to any such designation. No further drawdown has been made or would be allowed under this mortgage although Santander UK continues to receive repayment installments. In the first quarter of 2016, total revenue generated by Santander UK in connection with the mortgage was £201.22 while net profits were negligible relative to the overall profits of Banco Santander, S.A. Santander UK does not intend to enter into any new relationships with this customer, and any disbursements will only be made in accordance with applicable sanctions. The same Iranian national also holds two investment accounts with SIML. The funds within both accounts are invested in the same portfolio fund. The accounts have remained frozen during the first quarter of 2016. The investment returns are being automatically reinvested, and no disbursements have been made to the customer. Total revenue in the first quarter of 2016 generated by Santander UK in connection with the investment accounts was £4.89 while net profits in the first quarter of 2016 were negligible relative to the overall profits of Banco Santander, S.A.

We also understand that SAMIH’s affiliates intend to disclose in their next annual or quarterly report that a United Kingdom national designated by the United States under the SDGT sanctions program holds a Santander UK current account. The account remained in arrears through the first quarter of 2016 (£1,344.01 in debit) and is currently being managed by Santander UK Collections & Recoveries department.

We also understand that SAMIH’s affiliates intend to disclose in their next annual or quarterly report that, during the first quarter of 2016, Santander UK identified an Office of Foreign Assets Control name match on a power of attorney account. A party listed on the account is currently designated by the United States under the SDGT sanctions program and the IFSR. During the first quarter of 2016, related revenue generated by Santander UK was £73.81 while net profits in the first quarter of 2016 were negligible relative to the overall profits of Banco Santander, S.A.

ITEM 6.	EXHIBITS

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDURANCE INTERNATIONAL GROUP HOLDINGS, INC.

Date: May 9, 2016	By:	/s/ Marc Montagner
Marc Montagner
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number

2.1	Agreement and Plan of Merger, dated October 30, 2015, by and among Constant Contact, Inc., the Registrant, and Paintbrush Acquisition Corporation*	8-K	001-36131	November 2, 2015	2.1

3.1	Restated Certificate of Incorporation of the Registrant	S-1/A	333-191061	October 23, 2013	3.3

3.2	Amended and Restated Bylaws of the Registrant	S-1/A	333-191061	October 23, 2013	3.5

4.1	Specimen certificate evidencing shares of common stock of the Registrant	S-1/A	333-191061	October 8, 2013	4.1

4.2	Second Amended and Restated Registration Rights Agreement, dated as of October 24, 2013, by and among the Registrant and the other parties thereto	10-Q	001-36131	November 7, 2014	4.2

4.3	Stockholders Agreement, dated as of October 24, 2013, by and among the Registrant and certain holders of the Registrant’s common stock	10-Q	001-36131	November 7, 2014	4.3

4.4	Indenture (including form of Note), dated as of February 9, 2016, among EIG Investors Corp., the Registrant, the Endurance Guarantors party thereto and Wilmington Trust, National Association, as trustee	8-K	001-36131	February 10, 2016	4.1

4.5	Purchase Agreement, dated as of February 8, 2016, among EIG Investors Corp., the Registrant, the Endurance Guarantors party thereto, Goldman, Sachs & Co., Credit Suisse Securities (USA) LLC and Jefferies LLC					X

4.6	Exchange and Registration Rights Agreement, dated as of February 9, 2016, among EIG Investors Corp., the Registrant, the Endurance Guarantors party thereto, Goldman, Sachs & Co., Credit Suisse Securities (USA) LLC and Jefferies LLC					X

10.1	Revolving Facility Amendment to Third Amended and Restated Credit Agreement, dated as of February 9, 2016, among EIG Investors Corp., the Registrant, the other Loan Parties party thereto, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent and issuing bank	8-K	001-36131	February 10, 2016	10.1

10.2	Incremental Term Loan Amendment to Third Amended and Restated Credit Agreement, dated as of February 9, 2016, among EIG Investors Corp., the Registrant, the other Loan Parties party thereto, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent and issuing bank	8-K	001-36131	February 10, 2016	10.2

10.3	Constant Contact, Inc. Second Amended and Restated 2011 Stock Incentive Plan	S-8	333-209680	February 24, 2016	99.1

10.4	Form of Incentive Stock Option Agreement under the 2011 Stock Incentive Plan					X

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number

10.5	Form of Non-Statutory Stock Option Agreement under the 2011 Stock Incentive Plan					X

10.6	Form of Restricted Stock Unit Agreement under the 2011 Stock Incentive Plan					X

10.7#	Employment Agreement, dated as of February 22, 2016, by and between the Registrant and Ronald LaSalvia					X

10.8#	Employment Agreement, dated as of March 7, 2016, by and between the Registrant and Katherine Andreasen					X

10.9#	Employment Agreement, dated as of March 7, 2016, by and between the Registrant and David Bryson					X

10.10#	Form of Performance-Based Restricted Stock Agreement under the 2013 Stock Incentive Plan (CTCT integration)					X

10.11	Turn Key Datacenter Lease dated as of December 31, 2010 between Digital Alfred, LLC and Constant Contact, Inc., as amended by the First Amendment to Turn Key Datacenter Lease dated as of March 1, 2011 and the Second Amendment to Turnkey Datacenter Lease dated as of December 15, 2011					X

10.12	Datacenter Lease dated as of January 1, 2011 between Digital 55 Middlesex, LLC and Constant Contact, Inc., as amended by the First Amendment to Datacenter Lease dated as of May 11, 2012, the 55 Middlesex Turnpike Office Space Rider dated as of May 11, 2012 and the Second Amendment to Datacenter Lease dated February 26, 2016					X

10.13	Supplement No. 1 to Amended and Restated Collateral Agreement, dated as of February 9, 2016, by and among the Registrant, EIG Investors Corp., the other guarantors party thereto, and Credit Suisse AG, as Administrative Agent					X

10.14	Supplement No. 1 to Amended and Restated Master Guarantee Agreement, dated as of February 9, 2016, by and among the Registrant, EIG Investors Corp., the other guarantors party thereto, and Credit Suisse AG, as Administrative Agent					X

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Endurance agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule or exhibit upon request.
#	Management contract or any compensatory plan, contract or agreement.