Form 10-K/A
period 2015-12-31
Endurance International Group Holdings, Inc.
filed 2016-06-28
CIK 1237746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

As of June 28, 2016 there were 140,897,191 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2016 Annual Meeting of Stockholders, which was filed pursuant to Regulation 14A with the Securities and Exchange Commission on April 12, 2016, are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2015, originally filed on February 29, 2016 (the “Original 10-K”), of Endurance International Group Holdings, Inc. (the “Company”). The Company is filing this Amendment to include in Item 15 the separate financial statements of WZ (UK) Limited (“WZ UK”) as required by Rule 3-09 of Regulation S-X, which were not included in the Original 10-K and are due within six months of December 31, 2015.

As of December 31, 2015, the Company held a 49% interest in WZ UK and WZ UK met the significance test of an equity investee for the Company’s fiscal year ended December 31, 2015. In accordance with Rule 3-09 of Regulation S-X, the WZ UK financial statements as of and for the year ended December 31, 2015 were audited in accordance with United Kingdom Accounting Standards (United Kingdom Generally Accepted Accounting Practice). The WZ UK financial statements as of and for the period ended December 31, 2014 are unaudited.

This Amendment should be read in conjunction with the Original 10-K and the Company’s other filings made with the Securities and Exchange Commission subsequent to the filing of the Original 10-K on February 29, 2016. The Original 10-K has not been amended or updated to reflect events occurring after February 29, 2016, except as specifically set forth in this Amendment.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	Financial Statements

For a list of the consolidated financial statements included herein, which are incorporated into this Item by reference, see Index to Consolidated Financial Statements on page 90 of the Original 10-K.

(2)	Financial Statement Schedules

The financial statements of WZ UK are provided as Exhibit 99.1 to this Amendment.

(3)	Exhibits

The exhibits listed in the Exhibit Index of the Original 10-K and this Amendment are filed with, or incorporated by reference in, this report.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDURANCE INTERNATIONAL GROUP HOLDINGS, INC.

Date: June 28, 2016	By:	/s/ Marc Montagner
Marc Montagner
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

23.2	Consent of BDO LLP

31.3	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.4	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.3	Certification of Principal Executive Officer Pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4	Certification of Principal Financial Officer Pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Financial Statements of WZ (UK) Limited