Form 10-Q
period 2016-06-30
Endurance International Group Holdings, Inc.
filed 2016-08-08
CIK 1237746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 29, 2016, there were 141,210,733 shares of the issuer’s common stock, $0.0001 par value per share, outstanding.

Endurance International Group Holdings, Inc.

Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)

	December 31, 2015	June 30, 2016
Assets
Current assets:
Cash and cash equivalents	$33,030	$75,592
Restricted cash	1,048	3,513
Accounts receivable	12,040	11,564
Prepaid domain name registry fees	55,793	55,020
Prepaid expenses and other current assets	15,675	37,742

Total current assets	117,586	183,431
Property and equipment—net	75,762	105,241
Goodwill	1,207,255	1,836,912
Other intangible assets—net	359,786	690,707
Deferred financing costs	—	5,748
Investments	27,905	34,513
Prepaid domain name registry fees, net of current portion	9,884	10,042
Other assets	4,322	4,752

Total assets	$1,802,500	$2,871,346

Liabilities, redeemable non-controlling interest and stockholders’ equity
Current liabilities:
Accounts payable	$12,280	$15,345
Accrued expenses	50,869	97,051
Deferred revenue	285,945	355,318
Current portion of notes payable	77,500	35,700
Current portion of capital lease obligations	5,866	6,539
Deferred consideration—short term	51,488	50,575
Other current liabilities	3,973	3,685

Total current liabilities	487,921	564,213
Long-term deferred revenue	79,682	89,589
Notes payable—long term, net of original issue discounts of $0 and $27,550, and deferred financing costs of $990 and $44,687, respectively	1,014,885	1,969,588
Capital lease obligations—long term	7,215	3,673
Deferred tax liability	28,786	40,502
Deferred consideration—long term	813	25
Other liabilities	3,524	7,436

Total liabilities	1,622,826	2,675,026

Redeemable non-controlling interest	—	28,208
Commitments and contingencies
Stockholders’ equity:
Preferred Stock—par value $0.0001; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock—par value $0.0001; 500,000,000 shares authorized; 132,024,558 and 133,488,404 shares issued at December 31, 2015 and June 30, 2016, respectively; 131,938,485 and 133,488,404 outstanding at December 31, 2015 and June 30, 2016, respectively	14	14
Additional paid-in capital	848,740	844,464
Accumulated other comprehensive loss	(1,718)	(2,774)
Accumulated deficit	(667,362)	(673,592)

Total stockholders’ equity	179,674	168,112

Total liabilities, redeemable non-controlling interest and stockholders’ equity	$1,802,500	$2,871,346

See accompanying notes to consolidated financial statements.

Endurance International Group Holdings, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Revenue	$182,431	$290,713	$359,749	$527,826
Cost of revenue	104,937	153,077	205,911	289,553

Gross profit	77,494	137,636	153,838	238,273

Operating expense:
Sales and marketing	37,224	80,309	72,268	159,603
Engineering and development	6,633	27,687	12,004	43,942
General and administrative	19,471	34,830	36,678	75,109
Transactions expenses	1,618	978	3,141	32,098

Total operating expense	64,946	143,804	124,091	310,752

Income (loss) from operations	12,548	(6,168)	29,747	(72,479)

Other income (expense):
Other income	5,440	—	5,440	11,410
Interest income	117	142	209	276
Interest expense	(14,011)	(40,994)	(28,332)	(71,365)

Total other income (expense)—net	(8,454)	(40,852)	(22,683)	(59,679)

Income (loss) before income taxes and equity earnings of unconsolidated entities	4,094	(47,020)	7,064	(132,158)
Income tax expense (benefit)	2,707	(13,931)	3,685	(113,833)

Income (loss) before equity earnings of unconsolidated entities	1,387	(33,089)	3,379	(18,325)
Equity loss of unconsolidated entities, net of tax	3,458	341	4,566	1,024

Net loss	$(2,071)	$(33,430)	$(1,187)	$(19,349)

Net loss attributable to non-controlling interest	—	(5,390)	—	(13,120)

Net loss attributable to Endurance International Group Holdings, Inc.	$(2,071)	$(28,040)	$(1,187)	$(6,229)

Comprehensive income (loss):
Foreign currency translation adjustments	94	540	(522)	882
Unrealized loss on cash flow hedge, net of taxes of $0 and ($218), and $0 and ($824) for the three and six months ended June 30, 2015 and 2016, respectively	—	(427)	—	(1,938)

Total comprehensive loss	$(1,977)	$(27,927)	$(1,709)	$(7,285)

Basic and Diluted net loss per share attributable to Endurance International Group Holdings, Inc.	$(0.02)	$(0.21)	$(0.01)	$(0.05)

Weighted-average common shares used in computing net loss per share attributable to Endurance International Group Holdings, Inc.:
Basic and Diluted	131,186,382	132,566,622	131,091,756	132,736,382

See accompanying notes to consolidated financial statements.

Endurance International Group Holdings, Inc.

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2015	2016
Cash flows from operating activities:
Net loss	$(1,187)	$(19,349)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	16,095	29,932
Amortization of other intangible assets from acquisitions	43,433	67,697
Impairment of long lived assets	—	8,285
Amortization of deferred financing costs	41	2,562
Amortization of net present value of deferred consideration	281	1,582
Dividend from minority interest	—	50
Amortization of original issue discounts	—	1,272
Stock-based compensation	10,510	33,412
Deferred tax expense (benefit)	1,961	(117,462)
(Gain) loss on sale of assets	36	(225)
Gain from unconsolidated entities	(5,440)	(11,410)
Loss of unconsolidated entities	4,566	1,024
Loss from change in deferred consideration	1,083	21
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	193	1,546
Prepaid expenses and other current assets	(6,802)	(14,886)
Accounts payable and accrued expenses	8,898	26,517
Deferred revenue	22,564	55,047

Net cash provided by operating activities	96,232	65,615

Cash flows from investing activities:
Businesses acquired in purchase transactions, net of cash acquired	(28,914)	(899,889)
Cash paid for minority investment	—	(5,600)
Purchases of property and equipment	(14,511)	(20,961)
Proceeds from note receivable	3,454	—
Proceeds from sale of assets	64	252
Purchases of intangible assets	(8)	(27)
Deposits of principal balances in restricted cash accounts	(302)	(768)

Net cash used in investing activities	(40,217)	(926,993)

Cash flows from financing activities:
Proceeds from issuance of term loan and notes, net of original issue discounts	—	1,056,178
Repayments of term loans	(5,250)	(33,850)
Proceeds from borrowing of revolver	38,000	16,000
Repayment of revolver	(53,000)	(83,000)
Payment of financing costs	—	(51,727)
Payment of deferred consideration	(10,591)	(707)
Payment of redeemable non-controlling interest liability	(20,362)	—
Principal payments on capital lease obligations	(1,873)	(2,896)
Capital investment from minority partner	—	1,000
Proceeds from exercise of stock options	652	1,328

Net cash provided by (used in) financing activities	(52,424)	902,326

Net effect of exchange rate on cash and cash equivalents	(437)	1,614

Net increase in cash and cash equivalents	3,154	42,562
Cash and cash equivalents:
Beginning of period	32,379	33,030

End of period	$35,533	$75,592

Supplemental cash flow information:
Interest paid	$28,111	$44,171
Income taxes paid	$2,417	$2,448

See accompanying notes to consolidated financial statements.

Endurance International Group Holdings, Inc.

Notes to Consolidated Financial Statements

(unaudited)

1. Nature of Business

Formation and Nature of Business

Endurance International Group Holdings, Inc. (“Holdings”) is a Delaware corporation which, together with its wholly owned subsidiary company, EIG Investors Corp. (“EIG Investors”), its primary operating subsidiary company, The Endurance International Group, Inc. (“EIG”), and other subsidiary companies of EIG, collectively form the “Company.” The Company is a leading provider of cloud-based platform solutions designed to help small- and medium-sized businesses succeed online.

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

Unaudited Interim Financial Information

The accompanying interim consolidated balance sheet as of June 30, 2016, and the related statements of operations and comprehensive loss for the three and six months ended June 30, 2015 and 2016, cash flows for the six months ended June 30, 2015 and 2016, and the notes to consolidated financial statements are unaudited. These unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. The unaudited consolidated financial statements include, in the opinion of management, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of the Company’s financial position at June 30, 2016, results of operations for the three and six months ended June 30, 2015 and 2016 and cash flows for the six months ended June 30, 2015 and 2016. The consolidated results in the consolidated statements of operations and comprehensive loss are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2016.

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

Software Development Costs

The Company accounts for software development costs for internal-use software under the provisions of ASC 350-40, Internal-Use Software. Accordingly, certain costs to develop internal-use computer software are capitalized, provided these costs are expected to be recoverable. The Company capitalized internal-use software development costs of $1.5 million and $2.8 million, during the three and six months ended June 30, 2015, respectively, and $3.8 million and $6.4 million, during the three and six months ended June 30, 2016, respectively.

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

In accordance with ASC 350, Intangibles—Goodwill and Other, or ASC 350, the Company is required to review goodwill by reporting unit for impairment at least annually or more often if there are indicators of impairment present. Under U.S. GAAP, a reporting unit is either the equivalent of, or one level below, an operating segment. As of December 31, 2015, the Company determined that it had one reporting unit. Following the acquisition of Constant Contact, Inc. (“Constant Contact”), the Company determined it has two reporting units, “Constant Contact”, which consists of the goodwill pertaining to our acquisition of Constant Contact, and “Flagship”, which consists of the remaining goodwill balance of the Company. Historically, the Company has performed its annual impairment analysis during the fourth quarter of each year. The provisions of ASC 350 require that a two-step impairment test be performed for goodwill. In the first step, the Company compares the fair value of its reporting unit to which goodwill has been allocated to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is considered not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then the Company would record an impairment loss equal to the difference.

At December 31, 2015, the Company had one reporting unit. The goodwill impairment assessment as of December 31, 2015 was based on then-current market capitalization. As of December 31, 2015, the fair value of the Company’s reporting unit exceeded the carrying value of the reporting unit’s net assets. Therefore, no impairment existed as of that date. For the six months ended June 30, 2016, the Company determined that there were no factors to indicate that the fair value of its reporting units could be impaired, therefore, no impairment testing was performed during this period.

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

The Company had goodwill of $1,207.3 million and $1,836.9 million as of December 31, 2015 and June 30, 2016, respectively, and no impairment charges have been recorded.

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

During the three months ended June 30, 2016, the Company determined that a portion of an internally developed software tool would not meet its needs following the acquisition of Constant Contact, resulting in an impairment charge of $2.0 million which was recorded in engineering and development expense in the consolidated statements of operations and comprehensive loss. Additionally, during the three months ended June 30, 2016, the Company recognized an impairment charge of $0.5 million relating to internally developed software from the acquisition of Webzai Ltd. (Webzai), and another impairment charge of $4.4 million relating to developed technology acquired in the Webzai acquisition, for a total impairment charge relating to this software of $4.9 million, which was recorded in engineering and development expense in the consolidated statements of operations and comprehensive loss. Refer to Note 4: Property and Equipment and Capital Lease Obligations and Note 7: Goodwill and Other Intangible Assets, for further details.

During the six months ended June 30, 2016, the Company incurred impairment charges of $8.3 million, which includes the $2.0 million charge to abandon a portion of the internally developed software tool and the $4.9 million charge relating to the Webzai software and developed technology, both mentioned above, and a charge of $1.4 million to impair certain acquired IPR&D projects from the Webzai acquisition that were abandoned during the three months ended March 31, 2016. Refer to Note 4: Property and Equipment and Capital Lease Obligations, Note 7: Goodwill and Other Intangible Assets, and Acquired In-Process Research and Development (IPR&D) below, for further details.

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

Acquired In-Process Research and Development (IPR&D)

Acquired IPR&D represents the fair value assigned to research and development assets that the Company acquires in connection with business combinations that have not been completed at the date of acquisition. The acquired IPR&D is capitalized as an intangible asset and reviewed on a quarterly basis to determine future use. Any impairment loss of the acquired IPR&D is charged to expense in the period the impairment is identified. No such impairment loss was identified for the three and six months ended June 30, 2015. In March 2016, the Company identified that the acquired fair value of the remaining IPR&D acquired in connection with its acquisition of Webzai, was impaired. At that time, the Company recorded a $1.4 million impairment charge, which is reflected in engineering and development expense during the six months ended June 30, 2016 in the Company’s consolidated statements of operations and comprehensive loss.

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

The Company maintains a reserve for refunds and chargebacks related to revenue that has been recognized and is expected to be refunded. The Company had a refund and chargeback reserve of $0.5 million and $0.6 million as of December 31, 2015 and June 30, 2016, respectively. The portion of deferred revenue that is expected to be refunded at December 31, 2015 and June 30, 2016 was $1.8 million and $2.3 million, respectively. Based on refund history, approximately 80% of all refunds happen in the same fiscal month that the contract starts or renews, and approximately 92% of all refunds happen within 45 days of the contract start or renewal date.

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

ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is more likely than not to be realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. There were no unrecognized tax benefits in the three or six months ended June 30, 2015 and 2016.

The Company records interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the three and six months ended June 30, 2015 and 2016, the Company did not recognize any interest and penalties related to unrecognized tax benefits.

Stock-Based Compensation

The Company may issue restricted stock units, restricted stock awards and stock options which vest upon the satisfaction of a performance condition and/or a service condition. The Company follows the provisions of ASC 718, Compensation—Stock Compensation, or ASC 718, which requires employee stock-based payments to be accounted for under the fair value method. Under this method, the Company is required to record compensation cost based on the estimated fair value for stock-based awards granted over the requisite service periods for the individual awards, which generally equals the vesting periods; net of estimated forfeitures. The Company uses the straight-line amortization method for recognizing stock-based compensation expense. In addition, for stock-based awards where vesting is dependent upon achieving certain performance goals, the Company estimates the likelihood of achieving the performance goals against established performance targets.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
	(unaudited)
	(in thousands, except share amounts and per share data)
Net loss attributable to Endurance International Group Holdings, Inc.	$(2,071)	$(28,040)	$(1,187)	$(6,229)

Net loss per share attributable to Endurance International Group Holdings, Inc.:
Basic and diluted	$(0.02)	$(0.21)	$(0.01)	$(0.05)

Weighted-average common shares outstanding used in computing net loss per share attributable to Endurance International Group Holdings, Inc.
Basic and diluted	131,186,382	132,566,622	131,091,756	132,736,382

The following number of weighted average potentially dilutive shares were excluded from the calculation of diluted loss per share because the effect of including such potentially dilutive shares would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
	(unaudited)
Restricted stock awards and units	2,121,996	9,014,101	1,983,776	8,138,075
Options	6,732,235	11,194,982	6,090,140	9,972,490

Total	8,854,231	20,209,083	8,073,916	18,110,565

Recent Accounting Pronouncements

The Company adopted ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Cost” beginning on January 1, 2016, and retrospectively for all periods presented. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The unamortized value of deferred financing costs associated with our revolving credit facility were not affected by the ASU and continue to be presented as an asset on the Company’s consolidated balance sheets.

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes, or ASU 2015-17. This new guidance requires that deferred tax liabilities and assets be classified as noncurrent in the balance sheet, in order to simplify the presentation of deferred income taxes. ASU 2015-17 is effective for annual reporting periods beginning after December 15, 2016. The Company adopted ASU 2015-17 as of January 1, 2016 and it did not have a material impact on its consolidated financial statements.

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

WZ (UK) Ltd.

In August 2014, the Company made an aggregate investment of $3.9 million for a joint venture with a 49% ownership interest in WZ (UK) Ltd. (“WZ UK”), which is a provider of technology and sales and marketing services associated with web builder solutions. The Company has an option to acquire additional equity interests from the shareholders of the non-controlling interest (“NCI”) in WZ UK. On January 6, 2016, the Company partially exercised this option, which increased its stake in WZ UK from 49% to 57.5%.

Upon the exercise of the option, the Company estimated the fair value of the assets and liabilities in accordance with the guidance for business combinations and estimated that the value of the NCI on January 6, 2016 was $10.8 million. The estimated aggregate purchase price of $22.2 million included a gain of $11.4 million that was calculated based on the implied fair value of the Company’s 49% equity investment and the NCI of $10.8 million, which were allocated on a preliminary basis to goodwill of $21.6 million, intangible assets consisting of subscriber relationships of $4.9 million, and property, plant and equipment of $0.3 million, offset by deferred revenue of $3.3 million and negative working capital of $1.3 million. Goodwill related to the acquisition, which is part of the Company’s “Flagship” reporting unit, is not deductible for tax purposes.

The Company recognized the $11.4 million gain in other income in the Company’s consolidated statements of operations and comprehensive loss. As the NCI is subject to a put option that is outside the control of the Company, it is deemed a redeemable non-controlling interest and not recorded in permanent equity, and is being presented as mezzanine redeemable non-controlling interest on the consolidated balance sheet. The difference between the initial fair value of the redeemable non-controlling interest and the value expected to be paid on exercise, which is estimated to be $30.0 million, is being accreted over the period commencing January 6, 2016, and up to the end of the second call option period which is August 14, 2016. Adjustments to the carrying amount of the redeemable non-controlling interest are charged to additional paid-in capital.

On May 16, 2016, the Company amended the put option described above to allow it to acquire an additional equity interest in WZ UK earlier than August 2016. Pursuant to this amended option, on the same date the Company acquired an additional 20% stake in WZ UK. for $15.4 million, thus increasing its ownership interest from 57.5% to 77.5%. On July 13, 2016, WZ UK completed a restructuring pursuant to which the Company and the minority shareholders of Pseudio Limited and Resume Labs Limited sold their shares in these entities to WZ UK, in exchange for shares in WZ UK. Refer to Note 17: Subsequent Events for further details.

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

The aggregate purchase price of $1.1 billion, which was paid in cash at the closing, is being allocated on a preliminary basis to intangible assets consisting of subscriber relationships, developed technology and trade names of $263.0 million, $83.0 million and $52.0 million, respectively, goodwill of $607.4 million, property and equipment of $40.7 million, and working capital of $184.0 million, offset by net a net deferred tax liability of $129.2 million, and deferred revenue of $25.2 million. The goodwill reflects the value of expected synergies.

Goodwill related to the acquisition, which is included in the Company’s “Constant Contact” reporting unit, is not deductible for tax purposes.

The Company recorded revenue attributable to the 2016 acquisitions in the Company’s consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2016, of $97.9 million and $139.7 million, respectively. The $32.1 million of transaction expenses in the Company’s consolidated statements of operations and comprehensive loss included a $16.8 million charge related to the acceleration of the vesting of certain Constant Contact equity awards, and approximately $14.0 million in advisor, legal, and other acquisition-related fees.

For the intangible assets acquired in connection with all acquisitions completed during the three and six months ended June 30, 2016, developed technology has a weighted-useful life of 4.1 years, subscriber relationships have a weighted-useful life of 4.4 years and trade names have a weighted-useful life of 4.7 years.

Pro Forma Disclosure

The Company acquired Constant Contact on February 9, 2016, and the results of Constant Contact have been included in the results of the Company since February 10, 2016. The following unaudited information is presented as if the Constant Contact acquisition was completed as of January 1, 2015. The Company has not presented unaudited pro forma results for the quarterly periods following March 31, 2016, as Constant Contact is included for the entire fiscal periods after that date. The unaudited pro forma results are not necessarily indicative of the actual results that would have occurred had the transaction actually taken place at the beginning of the period indicated. Unaudited pro forma revenue for the three months ended June 30, 2015 was $273.2 million. Unaudited pro forma net loss attributable to Endurance International Group Holdings, Inc. for the three months ended June 30, 2015 was $25.8 million.

Unaudited pro forma revenue for the six months ended June 30, 2015 and 2016 is $540.1 million and $568.5 million, respectively. Unaudited pro forma net loss attributable to Endurance International Group Holdings, Inc. for the six months ended June 30, 2015 is $51.1 million and unaudited pro forma net income attributable to Endurance International Group Holdings, Inc. for the six months ended June 30, 2016 is $10.5 million.

The unaudited pro forma net income (loss) includes adjustments for additional interest expense related to the debt incurred in connection with the acquisition of Constant Contact.

Pro forma revenue for the three and six months ended June 30, 2016 has been reduced by $0.5 million and $14.2 million, respectively, due to the application of purchase accounting for Constant Contact, which reduced the fair value of deferred revenue as of the closing date. Additionally, pro forma net income (loss) for the three and six months ended June 30, 2016 includes restructuring charges of approximately $4.9 million and $16.3 million, respectively, as the Company implemented plans to reduce the cost structure of the combined businesses.

Summary of Deferred Consideration Related to Acquisitions

Components of deferred consideration short-term and long-term as of December 31, 2015 and June 30, 2016, consisted of the following:

	December 31, 2015		June 30, 2016
	Short- term	Long- term	Short- term	Long- term
	(in thousands)
Mojoness, Inc. (Acquired in 2012)	$657	$813	$822	—
Typepad Holdings LLC (Acquired in 2013)	2,800	—	2,800	—
Webzai Ltd. (Acquired 2014)	2,848	—	2,971	—
BuyDomains (Acquired in 2014)	4,283	—	4,467	—
Verio (Acquired in 2015)	2,474	—	2,474	—
World Wide Web Hosting (Acquired in 2015)	4,600	—	1,900	—
Ace Data Center (Acquired in 2015)	29,626	—	30,901	—
Ecommerce LLC (Acquired in 2015)	4,200	—	4,200	—
Social Booster (Acquired in 2016)	—	—	40	25

Total	$51,488	$813	$50,575	$25

4. Property and Equipment and Capital Lease Obligations

Components of property and equipment consisted of the following:

	December 31, 2015	June 30, 2016
	(in thousands)
Land	$713	$713
Building	5,091	5,143
Software	40,336	45,087
Computers and office equipment	97,332	129,848
Furniture and fixtures	5,914	10,684
Leasehold improvements	7,126	20,802
Construction in process	6,137	7,675

Property and equipment—at cost	162,649	219,952
Less accumulated depreciation	(86,887)	(114,711)

Property and equipment—net	$75,762	$105,241

Depreciation expense related to property and equipment for the three months ended June 30, 2015 and 2016 was $8.2 million and $16.8 million, respectively. Depreciation expense related to property and equipment for the six months ended June 30, 2015 and 2016 was $16.1 million and $29.9 million, respectively.

The Company evaluates long-lived assets such as property plant and equipment, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indicators of impairment are present and undiscounted future cash flows are less than the carrying amount, the fair value of the assets is determined and compared to the carrying value. If the fair value is less than the carrying value, then the carrying value of the asset is reduced to the estimated fair value and an impairment loss is charged to expense in the period the impairment is identified. During the three months ended June 30, 2016, the Company determined that a portion of an internally developed software tool would not meet its needs following the acquisition of Constant Contact. As a result, the Company recorded a $2.0 million impairment charge in engineering and development expense in the Company’s consolidated statements of operations and comprehensive loss during the three and six months ended June 30, 2016. Additionally, in the three and six months ended June 30, 2016, the Company recorded an impairment charge of $0.5 million in engineering and development expense relating to internally developed software from the Webzai acquisition, which closed in August 2014, after evaluating it for impairment in accordance with ASC 360, Property, Plant and Equipment. This software is also linked to certain developed technology that was acquired as part of the Webzai acquisition and was also determined to be impaired. Refer to Note 7: Goodwill and Other Intangible Assets, for further details.

Property under capital lease with a cost basis of $21.5 million was included in software as of June 30, 2016. The net carrying value of property under capital lease as of June 30, 2016 was $9.9 million.

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

As of December 31, 2015 and June 30, 2016, the Company’s financial assets or liabilities required to be measured on a recurring basis are accrued earn-out consideration payable in connection with the 2012 acquisition of certain assets of Mojoness, Inc., or Mojo, and the 2015 interest rate cap. The Company has classified its interest rate cap discussed in Note 6 below within Level 2 of the fair value hierarchy. The Company has classified its liabilities for contingent earn-out consideration related to Mojo within Level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which include probability weighted cash flows. During the six months ended June 30, 2016, the Company paid $0.7 million related to the earn-out provisions for the Mojo acquisition.

Basis of Fair Value Measurements

	Balance	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Balance at December 31, 2015:
Financial assets:
Interest rate cap (included in other assets)	$3,130	—	$3,130	$—

Total financial assets	$3,130	$—	$3,130	$—

Financial liabilities:
Contingent earn-out consideration	$1,470	—	—	$1,470

Total financial liabilities	$1,470	$—	$—	$1,470

Balance at June 30, 2016:
Financial assets:
Interest rate cap (included in other assets)	$368	—	$368	$—

Total financial assets	$368	$—	$368	$—

Financial liabilities:
Contingent earn-out consideration	$822	—	—	$822

Total financial liabilities	$822	$—	$—	$822

The following table summarizes the changes in the financial liabilities measured on a recurring basis using Level 3 inputs as of June 30, 2016:

Amount
(in thousands)
Financial liabilities measured using Level 3 inputs at December 31, 2015	$1,469
Payment of contingent earn-outs related to 2012 acquisition	(668)
Change in fair value of contingent earn-outs	21

Financial liabilities measured using Level 3 inputs at June 30, 2016	$822

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

The effective portion of changes in the fair value of derivatives that qualify as cash flow hedges is recorded in AOCI, and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Any ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. There was no ineffectiveness recorded in earnings for the three and six months ended June 30, 2016.

As of June 30, 2016, the Company had one interest rate cap with $500.0 million notional value outstanding that was designated as a cash flow hedge of interest rate risk. The fair value of the interest rate contracts included in other assets on the consolidated balance sheet as of June 30, 2016 was $0.4 million, and the Company recognized interest expense of $29 in the Company’s consolidated statement of operations for the three and six months ended June 30, 2016. The Company recognized a $1.9 million loss, net of a tax benefit of $0.8 million in AOCI for the period ending June 30, 2016, of which the Company estimates that $131,216 will be reclassified as an increase to interest expense in the next twelve months.

7. Goodwill and Other Intangible Assets

The following table summarizes the changes in the Company’s goodwill balances from December 31, 2015 to June 30, 2016 for the Company’s two reporting units:

	Flagship Unit	Constant Contact Unit	Total
	Amount	Amount	Amount
	(in thousands)
Goodwill balance at December 31, 2015	$1,207,255	$—	$1,207,255
Goodwill related to 2015 acquisitions	38	—	38
Goodwill related to 2016 acquisitions	21,600	607,430	629,030
Foreign translation impact	589	—	589

Goodwill balance at June 30, 2016	$1,229,482	$607,430	$1,836,912

In accordance with ASC 350, the Company reviews goodwill and other indefinite-lived intangible assets for indicators of impairment on an annual basis and between tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount.

At December 31, 2015, other intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(dollars in thousands)
Developed technology	$205,925	$80,795	$125,130	7 years
Subscriber relationships	397,791	256,461	141,330	5 years
Trade-names	81,792	42,080	39,712	6 years
Intellectual property	34,020	6,596	27,424	13 years
Domain names available for sale	27,859	3,107	24,752	Indefinite
Leasehold interests	314	314	—	1 year
In-process research and development	1,438	—	1,438	—

Total December 31, 2015	$749,139	$389,353	$359,786

During the six months ended June 30, 2016, the Company wrote-off acquired in-process research and development of $1.4 million, related to its acquisition of Webzai in 2014, as the Company had abandoned certain research and development projects in favor of other projects. Additionally, during the three and six months ended June 30, 2016, the Company recorded an impairment charge of $4.4 million relating to developed technology from the Webzai acquisition, after evaluating it for impairment in accordance with ASC 350. This developed technology is also linked to certain internally developed software that was developed at Webzai after its acquisition by the Company which was also determined to be impaired. Refer to Note 4: Property and Equipment and Capital Lease Obligations, for further details.

At June 30, 2016, other intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(dollars in thousands)
Developed technology	$281,742	$94,217	$187,525	7 years
Subscriber relationships	665,911	297,927	$367,984	7 years
Trade-names	133,920	49,454	$84,466	8 years
Intellectual property	34,085	8,476	$25,609	13 years
Domain names available for sale	29,283	4,160	$25,123	Indefinite
Leasehold interests	314	314	$—	1 year

Total June 30, 2016	$1,145,255	$454,548	$690,707

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

The Company’s amortization expense is included in cost of revenue in the aggregate amounts of $22.1 million and $37.8 million for the three months ended June 30, 2015 and 2016, respectively. The Company’s amortization expense is included in cost of revenue in the aggregate amounts of $43.4 million and $67.7 million for the six months ended June 30, 2015 and 2016, respectively.

8. Investments

As of December 31, 2015 and June 30, 2016, the Company’s carrying value of investments in privately-held companies was $27.9 million and $34.5 million, respectively.

In January 2012, the Company made an initial investment of $0.3 million to acquire a 25% interest in BlueZone Labs, LLC (“BlueZone”), a provider of “do-it-yourself” tools and managed search engine optimization services.

The Company also has an agreement with BlueZone to purchase products and services. During the three months ended June 30, 2015 and 2016, the Company purchased $0.3 million and $0.5 million, respectively, of products and services from BlueZone, which is included in cost of revenue in the Company’s consolidated statements of operations and comprehensive loss. During the six months ended June 30, 2015 and 2016, the Company purchased $0.6 million and $0.8 million, respectively, of products and services from BlueZone, which is included in cost of revenue in the Company’s consolidated statements of operations and comprehensive loss. As of December 30, 2015 and June 30, 2016, $0.1 million and $0.3 million, respectively, relating to the Company’s investment in BlueZone was included in accounts payable and accrued expense in the Company’s consolidated balance sheet.

In May 2014, the Company made a strategic investment of $15.0 million in Automattic, Inc. (“Automattic”), which provides content management systems associated with WordPress. The investment represents less than 5% of the outstanding shares of Automattic and better aligns the Company with an important partner.

In August, 2014, the Company made an aggregate investment of $3.9 million for a joint venture with a 49% ownership interest in WZ UK, which is a provider of technology and sales marketing services associated with web builder solutions. The agreement provides for the acquisition of additional equity interests in WZ UK at the option of the Company. On January 6, 2016, the Company exercised an option to increase its stake in WZ UK from 49% to 57.5%. Refer to Note 3: Acquisitions and Note 17: Subsequent Events, for further details.

In December 2014, the Company made an aggregate investment of $15.2 million to acquire a 40% ownership interest in AppMachine B.V. (“AppMachine”), which is a developer of software that allows users to build mobile applications for smart devices such as phones and tablets. Under the terms of the investment agreement for AppMachine, the Company is obligated to purchase the remaining 60% of AppMachine in three tranches of 20% within specified periods if AppMachine achieves a specified minimum revenue threshold within a designated timeframe. The consideration for each of the three tranches is calculated as the product of AppMachine’s revenue, as defined in the investment agreement, for the trailing twelve-month period prior to the applicable determination date times a specified multiple based upon year over year revenue growth multiplied by 20%. As of June 30, 2016, the Company has not recorded a liability related to the purchase obligation. Refer to Note 17: Subsequent Events, for further details.

On March 3, 2016, the Company purchased a $0.6 million convertible promissory note from a business that provides web and mobile money management solutions, with the potential for subsequent purchases of additional convertible notes.

On April 8, 2016, the Company made an investment of $5.0 million for a 33% equity interest in Fortifico Limited, a company providing a billing, CRM, and affiliate management solution to small and mid-sized businesses.

Investments in which the Company’s interest is less than 20% and which are not classified as available-for-sale securities are carried at the lower of cost or net realizable value unless it is determined that the Company exercises significant influence over the investee company, in which case the equity method of accounting is used. For those investments in which the Company’s voting interest is between 20% and 50%, the equity method of accounting is used. Under this method, the investment balance, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee company, as they occur, limited to the extent of the Company’s investment in, advances to and commitments for the investee. These adjustments are reflected in equity (income) loss of unconsolidated entities, net of tax in the Company’s consolidated statements of operations and comprehensive loss. The Company recognized net losses of $3.5 million and $0.3 million for the three months ended June 30, 2015 and 2016, respectively, and net losses of $4.6 million and $1.0 million for the six months ended June 30, 2015 and 2016, respectively, related to its investments.

From time to time, the Company may make new and follow-on investments and may receive distributions from investee companies. As of June 30, 2016, the Company was not obligated to fund any follow-on investments in these investee companies, other than AppMachine as described above.

As of June 30, 2016, the Company did not have an equity method investment in which the Company’s proportionate share of the investees’ net income or loss exceeded 10% of the Company’s consolidated assets or income from continuing operations.

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

At December 31, 2015 and June 30, 2016, notes payable consisted of a first lien term loan facility with a principal amount outstanding of $1,026.4 million and $999.9 million, respectively, which bore interest at a LIBOR-based rate of 5.00% and 6.48%, respectively. The current portion of the first lien term loan as of December 31, 2015 and June 30, 2016 was $10.5 million and $21.0 million, respectively. As of December 31, 2015, notes payable included a bank revolver loan (“2015 Revolver loan”) of $67.0 million, consisting of a loan of $59.0 million which bore interest at a LIBOR-based rate of 7.75% and a loan of $8.0 million which bore interest at an alternate base rate of 8.50%. The amount outstanding under the 2015 Revolver loan as of December 31, 2015 was classified as current notes payable on the consolidated balance sheet.

In addition, as of June 30, 2016, the notes payable included $727.7 million, net of original issue discounts related to the incremental first lien term loan facility, which bore interest at a LIBOR-based rate of 6.0%. The current portion of the incremental first lien term loan as of June 30, 2016 was $14.7 million.

As of June 30, 2016, notes payable also included the $350.0 million of 10.875% senior notes due 2024, net of original issue discounts. There were no amounts outstanding under the revolving credit facility.

During the six months ended June 30, 2015 and 2016, the Company made aggregate mandatory repayments on the November 2013 First Lien of $5.3 million and $10.5 million, respectively. Also, during the six months ended June 30, 2016, the Company made a voluntary payment of $16.0 million on the November 2013 First Lien and two voluntary prepayments on the incremental first lien term loan facility for a total of $7.4 million. During the six months ended June 30, 2015 and 2016, the Company had drawn down an aggregate amount of $38.0 million and $16.0 million, respectively, on its Revolver loan, and repaid an aggregate amount of $53.0 million and $83.0 million, respectively, of the amounts drawn down, resulting in $35.0 million and $0.0 million, outstanding under the Revolver loan at June 30, 2015 and 2016, respectively. The maturity dates of the November 2013 First Lien, the incremental first lien term loan facility and the $350.0 million of 10.875% senior notes are November 9, 2019, February 9, 2023, and February 9, 2024, respectively. There is a springing maturity related to the revolving credit facility. If the Company’s November 2013 First Lien has not been paid in full prior to August 10, 2019 and the final maturity has not been extended to May 11, 2021 or later, then the maturity date of the revolving credit facility is February 9, 2019.

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

The Company adopted ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” beginning on January 1, 2016, and retrospectively for all periods presented. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The unamortized value of deferred financing costs associated with our revolving credit facility were not affected by the ASU and continue to be presented as an asset on the Company’s consolidated balance sheets.

Future Debt Maturities

Aggregate principal payments, exclusive of any unamortized original discounts and deferred financing fees, due on long-term debt as of June 30, 2016 are as follows:

Maturity Date as of December 31,	(in thousands)
2016	$17,850
2017	$35,700
2018	$35,700
2019	$962,075
2020	$14,700
Thereafter	$1,011,500

Total	$2,077,525

Interest

The Company recorded $14.0 million and $41.0 million in interest expense for the three months ended June 30, 2015 and 2016, respectively, and $28.3 million and $71.4 million, respectively, for the six months ended June 30, 2015 and 2016, respectively.

The following table provides a summary of interest rates and interest expense for the three and six months ended June 30, 2015 and 2016:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2016	Six Months Ended June 30, 2015	Six Months Ended June 30, 2016
	(dollars in thousands)
Interest rate—LIBOR	5.00%-7.75%	6.00%-7.75%	5.00%-7.75%	6.00%-7.75%
Interest rate—reference	8.50%	7.50%-8.50%	8.50%	7.50%-8.50%
Interest rate—Senior notes		10.875%		10.875%
Non-refundable fee—unused facility	0.50%	0.50%	0.50%	0.50%
Interest expense and service fees	$13,703	$37,512	$27,679	$65,508
Amortization of deferred financing fees	$21	$1,651	$41	$2,562
Amortization of original issue discounts	—	$823	—	$1,272
Amortization of net present value of deferred consideration	$143	$799	$281	$1,582
Interest expense for capital lease obligations	$86	$140	$184	$297
Interest expense for deferred consideration promissory note	$70	$70	$140	$140
Other interest expense	$(12)	$(1)	$7	$4

Total interest expense	$14,011	$40,994	$28,332	$71,365

Debt Covenants

Senior Credit Facilities

The Senior Credit Facilities require that the Company complies with a financial covenant to maintain a maximum ratio of consolidated senior secured indebtedness to an EBITDA measure adjusted for bank purposes, as defined in the Company’s existing credit agreement.

The Senior Credit Facilities contain covenants that limit the Company’s ability to, among other things, incur additional debt or issue certain preferred shares; pay dividends on or make other distributions in respect of capital stock; make other restricted payments; make certain investments; sell or transfer certain assets; create liens on certain assets to secure debt; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; and enter into certain transactions with affiliates. Additionally, the Senior Credit Facilities require the Company to comply with certain negative covenants and specify certain events of default that could result in amounts becoming payable, in whole or in part, prior to their maturity dates. The Company was in compliance with all covenants at June 30, 2016.

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

The following table presents the changes in total stockholders’ equity:

Total Stockholders’ Equity
(in thousands)
Balance, December 31, 2015	$179,674
Stock-based compensation	33,412
Stock option exercises	1,328
Foreign currency translation adjustment	882
Unrealized loss on derivative	(1,938)
Minority interest accretion	(30,844)
Investment in Constant Contact	5,395
Income tax from the exercise of stock options	(448)
Net loss	(19,349)

Balance, June 30, 2016	$168,112

11. Stock-Based Compensation

2013 Stock Incentive Plan

The 2013 Stock Incentive Plan (the “2013 Plan”) of the Company became effective upon the closing of its IPO. The 2013 Plan provides for the grant of options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to employees, officers, directors, consultants and advisors of the Company. Under the 2013 Plan, the Company may issue up to 38,000,000 shares of the Company’s common stock. At June 30, 2016, 18,869,865 shares were available for grant under the 2013 Plan.

2011 Stock Incentive Plan

As of February 9, 2016, the effective date of the acquisition of Constant Contact, the Company assumed and converted certain outstanding equity awards granted by Constant Contact under the Constant Contact 2011 Stock Incentive Plan (“2011 Plan”) prior to the effective date of the acquisition (the “Assumed Awards”) into corresponding equity awards with respect to shares of the Company’s common stock. In addition, the Company assumed certain shares of Constant Contact common stock, par value $0.01 per share, available for issuance under the 2011 Plan (“the Available Shares”), which will be available for future issuance under the 2011 Plan in satisfaction of the vesting, exercise or other settlement of options and other equity awards that may be granted by the Company following the effective date of the acquisition of Constant Contact in reliance on the prior approval of the 2011 Plan by the stockholders of Constant Contact. The Assumed Awards were converted into 2,143,987 stock options and 2,202,846 restricted stock units with respect to the Company’s common stock and the Available Shares were converted into 10,000,000 shares of the Company’s common stock reserved for future awards under the 2011 Plan. At June 30, 2016, 10,927,604 shares were available for grant under the 2011 Plan.

The Company calculated the fair value of the exchanged awards in accordance with the provisions of ASC 718 as of the acquisition date. The Company allocated the fair value of these awards between the pre-acquisition and post-acquisition stock-based compensation expense. The Company determined that the value of the awards under this plan was $22.3 million, of which $5.4 million was attributed to the pre-acquisition period and recognized as part of the purchase consideration for Constant Contact. The balance of $16.9 million has been attributed to the post-acquisition period, and was recognized in the Company’s Consolidated Statement of Operations and Comprehensive Loss in the three months ending March, 31 2016.

The following table presents total stock-based compensation expense recorded in the consolidated statement of operations and comprehensive loss for all 2012 restricted stock awards and units issued prior to the IPO, and all awards granted under the Company’s 2013 Plan and the 2011 Plan:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
	(in thousands)
Cost of revenue	$646	$1,703	$759	$2,473
Sales and marketing	845	2,677	1,235	4,399
Engineering and development	487	1,441	704	2,205
General and administrative	4,561	9,203	7,812	24,335

Total stock-based compensation expense	$6,539	$15,024	$10,510	$33,412

2012 Restricted Stock Awards

The following table provides a summary of the 2012 restricted stock awards activity for the six months ended June 30, 2016 for restricted stock awards that were granted prior to the IPO, including the non-vested balance as of June 30, 2016:

2012 Restricted Stock Awards
Non-vested at December 31, 2015	46,645
Vested	(40,222)
Canceled	—

Non-vested at June 30, 2016	6,423

The following table provides a summary of the activity for the six months ended June 30, 2016 for the restricted stock units that were granted in connection with the IPO, including the non-vested balance as of June 30, 2016:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2015	22,158	$12.00
Vested and unissued	(22,158)	$12.00

Non-vested at June 30, 2016	—	—

2013 Stock Incentive Plan

The following table provides a summary of the Company’s stock options as of June 30, 2016 and the stock option activity for all stock options granted under the 2013 Plan during the six months ended June 30, 2016:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value(3) (in thousands)
Outstanding at December 31, 2015	6,950,858	$13.83
Granted	3,403,840	$11.10
Exercised	—	$—
Forfeited	(140,273)	$16.17
Expired	(242,459)	$12.81

Outstanding at June 30, 2016	9,971,966	$12.89	8.5	$—

Exercisable at June 30, 2016	3,650,388	$13.00	7.6	$—
Expected to vest after June 30, 2016 (1)	6,157,771	$12.84	9.0	$—
Exercisable as of June 30, 2016 and expected to vest thereafter (2)	9,808,159	$12.90	8.5	$—

(1)	This represents the number of unvested options outstanding as of June 30, 2016 that are expected to vest in the future, which have been reduced using an estimated forfeiture rate.

(2)	This represents the number of vested options as of June 30, 2016 plus the number of unvested options outstanding as of June 30, 2016 that are expected to vest in the future, which have been reduced using an estimated forfeiture rate.
(3)	The aggregate intrinsic value was calculated based on the positive difference, if any, between the estimated fair value of the Company’s common stock on June 30, 2016 of $8.99 per share, or the date of exercise, as appropriate, and the exercise price of the underlying options.

Unless otherwise determined by the Company’s board of directors, restricted stock units granted under the 2013 Plan generally vest monthly over a four-year period. The following table provides a summary of the Company’s restricted stock unit activity for the 2013 Plan during the six months ended June 30, 2016:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2015	220,765	$12.00
Vested and unissued	(60,198)	$12.00

Non-vested at June 30, 2016	160,567	$12.00

Unless otherwise determined by the Company’s board of directors, restricted stock awards granted under the 2013 Plan generally vest annually over a four-year period. Performance-based restricted stock awards are earned based on the achievement of performance criteria established by the Company’s Compensation Committee and Board of Directors. The following table provides a summary of the Company’s restricted stock award activity for the 2013 Plan during the six months ended June 30, 2016:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2015	4,849,290	$15.24
Granted	3,203,736	$10.46
Vested	(314,716)	$15.85
Canceled	(44,940)	$15.46

Non-vested at June 30, 2016	7,693,370	$13.22

2015 Performance Based Award

The performance-based restricted stock award granted to the Company’s chief executive officer during 2015 provides an opportunity for the participant to earn a fully vested right to up to 3,693,754 shares of the Company’s common stock (the “Award Shares”) over a three-year period beginning July 1, 2015 and ending on June 30, 2018 (the “Performance Period”). Award Shares may be earned based on the Company achieving pre-established, threshold, target and maximum performance metrics.

Award Shares may be earned during each calendar quarter during the Performance Period (each, a “Performance Quarter”) if the Company achieves a threshold, target or maximum level of the performance metric for the Performance Quarter. If the performance metric is less than the threshold level for a Performance Quarter, no Award Shares will be earned during the Performance Quarter. Award Shares that were not earned during a Performance Quarter may be earned later during the then current twelve-month period from July 1st to June 30th during the Performance Period (each, a “Performance Year”), at a threshold, target or maximum level of the performance metric for the Performance Year. For the second quarter of 2016, 307,815 Award Shares were earned for the Performance Quarter ending June 30, 2016 because the maximum performance level for the quarterly performance metric was met, and an additional 315,789 Award Shares were earned for the Performance Year ending June 30, 2016 because a performance level between the target and maximum for the annual performance metric was met.

Any Award Shares that are earned during the Performance Period will vest on June 30, 2018, provided the chief executive officer is employed by the Company on such date. The requirement that the chief executive officer be employed by the Company on June 30, 2018 is waived in the event the executive’s employment is terminated due to death, disability or by the Company without cause, if the executive terminates employment with the Company for good reason, or if the executive is employed by the Company on the date of a change in control (as such terms are defined in the executive’s employment agreement). Upon the occurrence of any of the foregoing events, additional Award Shares may be earned, as provided for in the performance-based restricted stock agreement.

This performance-based award is evaluated quarterly to determine the probability of its vesting and determine the amount of stock-based compensation to be recognized. During the three and six months ended June 30, 2016, the Company recognized $0.0 million and $7.9 million of stock-based compensation expense related to this performance-based award. The expense recognized for the three months ended June 30, 2016 was lower than our first quarter due to changes in assumptions regarding the vesting of the award.

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

These performance-based awards are evaluated quarterly to determine the probability of vesting and determine the amount of stock-based compensation to be recognized. During the three and six months ended June 30, 2016, the Company recognized $1.2 million and $1.7 million of stock-based compensation expense related to these performance-based awards.

2011 Stock Incentive Plan

The following table provides a summary of the Company’s stock options as of June 30, 2016 and the stock option activity for all stock options granted under the 2011 Plan during the six months ended June 30, 2016:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value(3) (in thousands)
Outstanding at December 31, 2015	—	—
Granted/ Exchanged	2,901,256	$8.28
Exercised	(212,157)	$6.26
Forfeited	(447,246)	$7.90

Outstanding at June 30, 2016	2,241,853	$8.55	5.6	$2,996

Exercisable at June 30, 2016	475,541	$7.60	4.6	$891
Expected to vest after June 30, 2016 (1)	1,359,113	$8.64	5.6	$1,789
Exercisable as of June 30, 2016 and expected to vest thereafter (2)	1,834,654	$8.37	5.3	$2,680

(1)	This represents the number of unvested options outstanding as of June 30, 2016 that are expected to vest in the future, which have been reduced using an estimated forfeiture rate.
(2)	This represents the number of vested options as of June 30, 2016 plus the number of unvested options outstanding as of June 30, 2016 that are expected to vest in the future, which have been reduced using an estimated forfeiture rate.
(3)	The aggregate intrinsic value was calculated based on the positive difference, if any, between the estimated fair value of the Company’s common stock on June 30, 2016 of $8.99 per share, or the date of exercise, as appropriate, and the exercise price of the underlying options.

Unless otherwise determined by the Company’s board of directors, restricted stock units granted under the 2011 Plan generally vest annually over a four-year period. The following table provides a summary of the Company’s restricted stock unit activity for the 2011 Plan during the three months ended June 30, 2016:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2015	—	$—
Granted/ Exchanged	3,074,084	$8.49
Vested	(982,824)	$7.69
Canceled	(239,802)	$7.77

Non-vested at June 30, 2016	1,851,458	$9.01

12. Redeemable Non-controlling Interest

In connection with a 2014 equity investment in WZ UK, on January 6, 2016, the Company exercised its option to increase its stake in WZ UK from 49% to 57.5%, thereby acquiring a controlling interest, in exchange for a payment of approximately $2.1 million to the other shareholders of WZ UK. The agreement related to the transaction provides for a put option for the then NCI shareholders to put the remaining equity interest to the Company within pre-specified put periods. As the NCI is subject to a put option that is outside the control of the Company, it is deemed a redeemable non-controlling interest and is not recorded in permanent equity, and is presented as mezzanine redeemable non-controlling interest on the consolidated balance sheet, and is subject to the guidance of the Securities and Exchange Commission (“SEC”) under ASC 480-10-S99, Accounting for Redeemable Equity Securities. The difference between the $10.8 million fair value of the redeemable NCI and the $30.0 million value that is expected to be paid upon exercise of the put option was being accreted over the period commencing January 6, 2016 and up to the first put option period, which commenced on the 24-month anniversary of the acquisition date, August 14, 2016. Adjustments to the carrying amount of the redeemable non-controlling interest were charged to additional paid-in capital.

In January 2016, the Company obtained a controlling interest in Resume Labs Limited for $1.5 million and Pseudio Limited for $1.5 million. The agreements related to these transactions provide for put options for the NCI shareholders of each company to put the remaining equity interest to the Company within pre-specified put periods. As the NCI for these entities are subject to put options that are outside the control of the Company, they are deemed redeemable non-controlling interests and are also not recorded in permanent equity, and are presented as part of the mezzanine redeemable non-controlling interest on the consolidated balance sheet.

On May 16, 2016, the Company amended the put option with respect to WZ UK to allow it to acquire an additional equity interest in WZ UK earlier than August 2016. Pursuant to this amended option, on the same date the Company acquired an additional 20% stake in WZ UK. for $15.4 million, thus increasing its ownership interest from 57.5% to 77.5%. On July 13, 2016, WZ UK completed a restructuring pursuant to which the Company and the minority shareholders of Pseudio Limited and Resume Labs Limited sold their shares in these entities to WZ UK, in exchange for shares in WZ UK. Refer to Note 17: Subsequent Events, for further details. Non-controlling interest arising from the application of the consolidation rules is classified within total stockholders’ equity with any adjustments charged to net loss attributable to non-controlling interest in a consolidated subsidiary in the consolidated statement of operations and comprehensive loss.

13. Income Taxes

The Company files income tax returns in the United States for federal income taxes and in various state jurisdictions. The Company also files in several foreign jurisdictions. In the normal course of business, the Company is subject to examination by tax authorities throughout the world. Since the Company is in a loss carry-forward position, the Company is generally subject to U.S. federal and state income tax examinations by tax authorities for all years for which a loss carry-forward is utilized. The Company is currently under audit in India for fiscal years ended March 31, 2014 and 2015 and Israel for the fiscal years ended December 31, 2012, 2013 and 2014.

The statutes of limitations in the Company’s other tax jurisdictions remains open for various periods between 2011 and the present. However, carryforward attributes from prior years may still be adjusted upon examination by tax authorities if they are used in an open period. The Company does not expect material changes as a result of the audits.

The Company recognizes, in its consolidated financial statements, the effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The Company has no unrecognized tax positions at December 31, 2015 and June 30, 2016 that would affect its effective tax rate. The Company does not expect a significant change in the liability for unrecognized tax benefits in the next 12 months.

The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realization of deferred tax assets requires significant management judgment. In determining whether its deferred tax assets are more likely than not realizable, the Company evaluated all available positive and negative evidence, and weighted the evidence based on its objectivity. Evidence the Company considered included:

•	Net Operating Losses (“NOL”) incurred from the Company’s inception to June 30, 2016;

•	Expiration of various federal and state tax attributes;

•	Reversals of existing temporary differences;

•	Composition and cumulative amounts of existing temporary differences; and

•	Forecasted profit before tax.

Prior to the acquisition of Constant Contact, the Company maintained a valuation allowance against certain deferred tax assets. The acquisition of Constant Contacted resulted in a significant increase in deferred tax liabilities, which far exceeded pre-acquisition deferred tax assets. The Company, with the significant deferred tax liabilities resulting from Constant Contact acquisition, scheduled out the reversal of the consolidated US deferred tax assets and liabilities as of March 31, 2016, and determined that these reversals would be sufficient to realize most domestic deferred tax assets. The deferred tax liabilities supporting the realizability of these deferred tax assets in the acquisition will reverse in the same period, are in the same jurisdiction and are of the same character as the temporary differences that gave rise to these deferred tax assets. As a result, the Company recorded a tax benefit of $74.4 million to reverse valuation allowances during the six months ended June 30, 2016.

For the three months ended June 30, 2015 and 2016, the Company recognized tax expense of $2.7 million and a tax benefit of $13.9 million, respectively, in the consolidated statements of operations and comprehensive loss. The income tax benefit for the three months ended June 30, 2016 was primarily attributable to a $0.9 million reversal of the valuation allowance, a federal and state deferred tax benefit of $11.6 million, a foreign deferred tax benefit of $1.5 million, and a benefit for federal and state current income taxes of $0.6 million, partially offset by a foreign current tax expense of $0.7 million. The income tax expense for the three months ended June 30, 2015 is primarily attributable to federal and state current income taxes of $0.8 million, foreign current tax expense of $0.3 million, U.S. deferred tax expense of $1.7 million related to the differences in the accounting treatment of goodwill under U.S. GAAP and the tax accounting for goodwill, partially offset by a $0.1 million reduction of the valuation allowance.

For the six months ended June 30, 2015 and 2016, the Company recognized tax expense of $3.7 million and a tax benefit of $113.8 million, respectively, in the consolidated statements of operations and comprehensive loss. The income tax benefit for the six months ended June 30, 2016 was primarily attributable to a $74.4 million reversal of the valuation allowance, a federal and state deferred tax benefit of $40.6 million, which includes the identification and recognition of $7.3 million of U.S. federal research and development tax credits, and a foreign deferred tax benefit of $2.2 million, partially offset by a provision for federal and state current income taxes of $1.5 million and foreign current tax expense of $1.8 million. The income tax expense for the six months ended June 30, 2015 is primarily attributable to a provision for federal and state current income taxes of $1.1 million, foreign current tax expense of $0.7 million, U.S. deferred tax expense of $2.2 million related to the differences in the accounting treatment of goodwill under U.S. GAAP and the tax accounting for goodwill and foreign deferred tax expense of $0.1 million related to increases in deferred liabilities, partially offset by a $0.3 million reduction of the valuation allowance.

The provision for income taxes shown on the consolidated statements of operations and comprehensive loss differs from amounts that would result from applying the statutory tax rates to income before taxes primarily because of state income taxes and certain expenses that were non-deductible, as well as the application of valuation allowances against U.S. and foreign assets.

As of December 31, 2015, the Company had NOL carry-forwards available to offset future U.S. federal taxable income of approximately $97.8 million and future state taxable income of approximately $111.2 million. These NOL carry-forwards expire on various dates through 2034. Approximately $1.6 million of the U.S. federal NOL carry-forwards and $0.7 million of the state NOL carry-forwards are from excess stock-based compensation, for which the benefit will be recorded to additional paid-in capital when recognized. As of December 31, 2015, the Company had NOL carry-forwards in foreign jurisdictions available to offset future foreign taxable income by approximately $27.4 million. The Company has loss carry-forwards in India totaling $2.9 million that begin to expire in 2021. The Company also has loss carry-forwards in the United Kingdom, Israel and Singapore of $23.4 million, $0.9 million, and $0.2 million, respectively, which have an indefinite carry-forward period.

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

On March 11, 2015, the Company completed a follow-on offering of its common stock, in which selling stockholders sold 12,000,000 shares of common stock at a public offering price of $19.00 per share. The underwriter also exercised its overallotment option to purchase an additional 1,800,000 shares of common stock from the selling stockholders. The Company completed an analysis of its ownership changes in the first half of 2016, which resulted in no ownership-change for tax purposes within the meaning of the Internal Revenue Code Section 382(g).

As of the date of the Company’s acquisition of Constant Contact, Constant Contact had approximately $57.7 million and $31.9 million of federal and state NOLs, respectively, and approximately $10.6 million of U.S. federal research and development credits and $9.6 million of state credits.

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

2014 Restructuring Plan

During the year ended December 31, 2014, the Company implemented plans to further integrate and consolidate its data center, support and engineering operations, resulting in severance and facility exit costs. The severance charges were associated with eliminating approximately 90 positions across primarily support, engineering operations and sales and marketing. The Company incurred severance costs of $2.3 million in the year ended December 31, 2014 related to these restructuring activities. The employee-related charges associated with these restructurings were completed during the year ended December 31, 2014. As of June 30, 2016, the Company did not have any remaining accrued employee-severance related to these severance costs.

The Company had incurred facility costs associated with closing offices in Redwood City, California and Englewood, Colorado. At the time of closing these offices, the Company had remaining lease obligations of approximately $3.0 million for these vacated facilities through March 31, 2018. The Company recorded a facilities charge for these future lease payments, less expected sublease income, of $2.1 million during the year ended December 31, 2014. During the six months ended June 30, 2016, the Company recorded an adjustment of $0.2 million relating to the lease agreement for the Englewood, Colorado facility. There were no adjustments during the three months ended June 30, 2016.

The following table provides a summary of the activity for the six months ended June 30, 2016 related to the Company’s facilities exit costs accrual:

Facilities
(in thousands)
Balance at December 31, 2015	$479
Cash paid	(502)
Sublease income	190
Adjustments	186

Balance at June 30, 2016	$353

2015 Restructuring Plan

During the year ended December 31, 2015, the Company implemented plans to enhance operational efficiencies across the business, resulting in severance costs (the “2015 Restructuring Plan”). The severance charges were associated with eliminating approximately 67 positions across the business. The Company incurred severance costs of $2.1 million during the year ended December 31, 2015 related to the 2015 Restructuring Plan. The Company completed employee-related charges associated with the 2015 Restructuring Plans during the year ended December 31, 2015. The Company paid $0.9 million of severance costs during the six months ended June 30, 2016 and had a remaining accrued severance liability of $0.3 million as of June 30, 2016. The Company expects payments related to the 2015 Restructuring Plan be completed during the year ended December 31, 2016. The following table provides a summary of the activity for the six months ended June 30, 2016 related to the Company’s 2015 Restructuring Plan severance accrual:

2015 Plan Employee Severance
(in thousands)
Balance at December 31, 2015	$1,201
Severance adjustments	(30)
Cash paid	(870)

Balance at June 30, 2016	$301

2016 Restructuring Plan

In connection with the Company’s acquisition of Constant Contact on February 9, 2016, during the three months ended March 31, 2016, the Company implemented plans to create operational efficiencies and synergies resulting in severance costs and facility exit costs (the “2016 Constant Contact Restructuring Plan”).

The severance charges were associated with eliminating approximately 180 positions across the business. The Company incurred severance costs of $1.7 million and $9.7 million during the three and six months ended June 30, 2016, respectively, related to the 2016 Constant Contact Restructuring Plan. The Company expects to complete employee-related charges associated with the 2016 Constant Contact Restructuring Plan during the year ended December 31, 2016. The Company paid $5.2 million of severance costs during the six months ended June 30, 2016 and had a remaining accrued severance liability of $4.5 million as of June 30, 2016. The Company expects payments related to the 2016 Constant Contact Restructuring Plan to be completed during the year ended December 31, 2016.

The following table provides a summary of the activity for the six months ended June 30, 2016 related to the Company’s 2016 Constant Contact Restructuring Plan severance accrual:

2016 Constant Contact Plan Employee Severance
(in thousands)
Balance at December 31, 2015	$—
Severance charges	9,700
Cash paid	(5,224)

Balance at June 30, 2016	$4,476

The Company’s 2016 Constant Contact Restructuring Plan includes a plan to close offices in San Francisco, California, Delray Beach, Florida, New York, New York and the United Kingdom. The Company is also closing a portion of the Constant Contact offices in Waltham, Massachusetts. During the three and six months ended June 30, 2016, the Company recorded a facilities charge for future lease payments of $7.4 million and $15.0 million, respectively, less expected sublease income of $4.2 million and $8.4 million, respectively.

The following table provides a summary of the activity for the six months ended June 30, 2016 related to the Company’s 2016 Constant Contact Restructuring Plan facilities exit costs accrual:

Facilities
(in thousands)
Balance at December 31, 2015	$—
Facilities exit charges, net of estimated sublease income	6,605
Cash paid	(640)

Balance at June 30, 2016	$5,965

2016 Restructuring and Relocation Plan

As a result of the acquisition of Constant Contact, during the six months ended June 30, 2016, the Company implemented additional plans to create operational efficiencies and synergies resulting in severance costs, facility exit costs, and relocation costs (the “2016 Restructuring and Relocation Plan”).

The severance charges were associated with eliminating approximately 85 positions across the business. The Company incurred severance costs of $0.5 million during the three and six months ended June 30, 2016, respectively, related to the 2016 Restructuring and Relocation Plan. The Company expects to complete employee-related charges associated with the 2016 Restructuring and Relocation Plan during the year ended December 31, 2016. The Company paid $0.2 million of severance costs during the six months ended June 30, 2016 and had a remaining accrued severance liability of $0.3 million as of June 30, 2016. The Company expects payments related to the 2016 Restructuring and Relocation Plan to be completed during the year ending December 31, 2016.

The following table provides a summary of the activity for the six months ended June 30, 2016 related to the Company’s 2016 Restructuring and Relocation Plan severance accrual:

2016 Restructuring and Relocation Plan Employee Severance
(in thousands)
Balance at December 31, 2015	$—
Severance charges	561
Cash paid	(235)

Balance at June 30, 2016	$326

The Company’s 2016 Restructuring and Relocation Plan includes a plan to close offices in Porto Alegre, Brazil and Miami, Florida, and a plan to relocate certain employees to our Austin Office. The Company recorded a facilities and relocation charge of $0.2 million during the three and six months ended June 30, 2016, and paid $0.1 million of these related costs during the six months ended June 30, 2016.

The following table provides a summary of the activity for the six months ended June 30, 2016 related to the Company’s 2016 Restructuring and Relocation Plan facilities, relocation and other exit costs accrual:

Facilities
(in thousands)
Balance at December 31, 2015	$—
Facilities exit charges, net of estimated sublease income	243
Cash paid	(88)

Balance at June 30, 2016	$155

The following table presents restructuring charges recorded in the consolidated statements of operations and comprehensive loss for the periods presented:

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2016	2016
	(in thousands)	(in thousands)
Cost of revenue	$2,137	$5,602
Sales and marketing	1,267	5,168
Engineering and development	1,224	3,242
General and administrative	1,035	3,253

Total restructuring charges	$5,663	$17,265

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

On May 4, 2015, Christopher Machado, a purported holder of the Company’s common stock, filed a civil action in the United States District Court for the District of Massachusetts against the Company and its chief executive officer and former chief financial officer, Machado v. Endurance International Group Holdings, Inc., et al, Civil Action No. 1:15-cv-11775-GAO. In a second amended complaint, filed on March 18, 2016, the plaintiff alleged claims for violations of Section 10(b) and 20(a) of the Exchange Act, on behalf of a purported class of purchasers of the Company’s securities between February 25, 2014 and February 29, 2016. Those claims challenged as false or misleading certain of the Company’s disclosures about its total number of subscribers, average revenue per subscriber, the number of customers paying over $500 per year for the Company’s products and services, the average number of products sold per subscriber, and customer churn. The plaintiff seeks, on behalf of himself and the purported class, compensatory damages and his costs and expenses of litigation. The Company filed a motion to dismiss on May 16, 2016, which remains pending. The Company and the individual defendants intend to deny any liability or wrongdoing and to vigorously defend all claims asserted. The Company cannot, however, make any assurances as to the outcome of this proceeding.

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

On August 7, 2015, a purported class action lawsuit, William McGee v. Constant Contact, Inc., et al, was filed in the United States District Court for the District of Massachusetts against Constant Contact and two of its former officers. The lawsuit asserts claims under Sections 10(b) and 20(a) of the Exchange Act, and is premised on allegedly false and/or misleading statements, and non-disclosure of material facts, regarding Constant Contact’s business, operations, prospects and performance during the proposed class period of October 23, 2014 to July 23, 2015. This litigation remains in its early stages. The Company and the individual defendants intend to vigorously defend all claims asserted. The Company cannot, however, make any assurances as to the outcome of this proceeding.

In August 2012, RPost Holdings, Inc., RPost Communications Limited and RMail Limited, or collectively, RPost, filed a complaint in the United States District Court for the Eastern District of Texas that named Constant Contact as a defendant in a lawsuit. The complaint alleged that certain elements of Constant Contact’s email marketing technology infringe five patents held by RPost. RPost seeks an award for damages in an unspecified amount and injunctive relief. In February 2013, RPost amended its complaint to name five of Constant Contact’s marketing partners as defendants. Under Constant Contact’s contractual agreements with these marketing partners, it is obligated to indemnify them for claims related to patent infringement. Constant Contact filed a motion to sever and stay the claims against its partners and multiple motions to dismiss the claims against it. In January 2014, the case was stayed pending the resolution of certain state court and bankruptcy actions involving RPost, to which Constant Contact is not a party. The case continues to be stayed pending the state court and bankruptcy actions. This litigation remains in its early stages. The Company believes it has meritorious defenses to any claim of infringement and intends to defend against the lawsuit vigorously.

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

16. Related Party Transactions

The Company has various agreements in place with related parties. Below are details of related party transactions that occurred during the six months ended June 30, 2015 and 2016.

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

The following table presents the amounts of related party transactions recorded in the consolidated statements of operations and comprehensive loss for the periods presented relating to services provided by Tregaron and its affiliates under these agreements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
	(in thousands)
Cost of revenue	$2,600	$3,300	$5,000	$6,400
Sales and marketing	200	100	300	200
Engineering and development	300	300	700	600
General and administrative	100	—	200	100

Total related party transaction expense, net	$3,200	$3,700	$6,200	$7,300

As of December 31, 2015, approximately $1.9 million was included in accounts payable and accrued expense relating to services provided by Tregaron. As of June 30, 2016, approximately $2.0 million was included in accounts payable and accrued expense relating to services provided by Tregaron.

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

The following table presents the amounts of related party transactions recorded in the consolidated statements of operations and comprehensive loss for the periods presented relating to services provided by IBS and its affiliates under these agreements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
	(in thousands)
Revenue	$(250)	$(700)	$(400)	$(1,300)
Revenue (contra)	1,700	2,000	3,500	4,100

Total related party transaction impact to revenue	$1,450	$1,300	$3,100	$2,800

Cost of revenue	100	100	300	300

Total related party transaction expense, net	$1,550	$1,400	$3,400	$3,100

As of December 31, 2015 and June 30, 2016, approximately $0.2 million and $0.0 million, respectively, was included in prepaid expenses and other current assets relating to the Company’s agreements with IBS.

As of December 31, 2015 and June 30, 2016, approximately $1.1 million and $1.3 million, respectively was included in accounts payable and accrued expense relating to the Company’s agreements with IBS.

As of December 31, 2015 and June 30, 2016, approximately $0.3 million and $1.4 million, respectively, was included in accounts receivable relating to the Company’s agreements with IBS.

Goldman, Sachs & Co.

The Company entered into a three-year interest rate cap on December 9, 2015 with a subsidiary of Goldman, Sachs & Co. Goldman, Sachs & Co. is a significant shareholder of the Company. Refer to Note 5: Fair Value Measurements, for further details.

In connection with and concurrently with the acquisition of Constant Contact in February 2016, the Company entered into the $735.0 million incremental first lien term loan facility and the $165.0 million revolving credit facility, and EIG Investors Corp. issued Notes in the aggregate principal amount of $350.0 million. An affiliate of Goldman, Sachs & Co. provided loans in the aggregate principal amount of $312.4 million under the incremental first lien term loan facility and a commitment in the aggregate principal amount of $57.6 million under the revolving credit facility, and Goldman, Sachs & Co. acted as a book-running manager in the Company’s offering of the Notes and purchased approximately $148.8 million worth of the Notes. The foregoing financing arrangements were provided in accordance with a commitment letter the Company entered into with an affiliate of Goldman, Sachs & Co. and certain other investment banks in November 2015. Refer to Note 9: Notes Payable, for further details.

Goldman, Sachs & Co. also served as a financial advisor in connection with the acquisition of Constant Contact and in the six months ended June 30, 2016, the Company paid approximately $8.6 million to Goldman, Sachs & Co. in connection with these services.

In connection with the issuance of the Notes, the Company agreed to assist the initial purchasers, including Goldman, Sachs & Co., in marketing the Notes. In the three months ended June 30, 2016, the Company incurred expenses on behalf of the initial purchasers of approximately $0.3 million. We expect to incur similar charges during the third quarter of fiscal year 2016.

17. Subsequent Events

On July 13, 2016, WZ UK completed a restructuring pursuant to which the Company and the minority shareholders of Pseudio Limited and Resume Labs Limited sold their shares in these entities to WZ UK, in exchange for shares in WZ UK. As a result of the restructuring, WZ UK became the 100% owner of Pseudio Limited and Resume Labs Limited and the Company’s ownership of WZ UK was diluted from 77.5% to 76.4%. Immediately subsequent to the restructuring, the Company acquired an additional 10% stake in WZ UK on July 13, 2016 for $18 million, bringing the Company’s aggregate stake in WZ UK to 86.4%. In connection with this investment, the Company and the minority shareholders of WZ UK also agreed to enter into a revised option agreement within 30 days of the investment, pursuant to which the Company will have the right to purchase additional shares in WZ UK.

On July 27, 2016, the Company acquired the remaining 60% equity interest in AppMachine, increasing the Company’s stake to 100%. In connection with the acquisition, the parties terminated the prior investment agreement pursuant to which the Company was obligated to purchase the remaining shares in AppMachine in three tranches. The total consideration for the 60% equity interest was $22.5 million, of which $5.5 million was paid upon closing, and the remainder will be paid in annual installments over a period of four years, commencing with June 21, 2017. The purchase consideration of $22.5 million is subject to reduction in the event of certain indemnification claims by the Company. The Company estimates that a loss of approximately $5.0 million was generated as a result of the increase in our ownership stake in AppMachine from 40.0% to 100.0%, which required a revaluation of our existing investment to its implied fair value.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below, among others. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We are a leading provider of cloud-based platform solutions designed to help small- and medium-sized businesses, or SMBs, succeed online. Leveraging our proprietary technology platform, we serve approximately 5.5 million subscribers globally with a comprehensive and integrated suite of over 150 products and services that help SMBs get online, get found and grow their businesses. Historically, our products focused largely on web hosting and other basic web presence solutions such as domains, but over time we have expanded to offer security, site backup, premium domains, search engine optimization (“SEO”) and search engine marketing (“SEM”), Google Adwords, mobile solutions, social media enablement, website analytics, email marketing and productivity and e-commerce tools, among others. More recently, we have launched additional products and services, including website builders, mobile site builders, desktop security and virtual private network (“VPN”) solutions, both to satisfy existing subscriber needs and to expand the product gateways through which new subscribers initially reach us. We refer to these newer products and services as our “gateway products”.

In February 2016, we acquired Constant Contact, Inc., or Constant Contact, a leading provider of online marketing tools that are designed for small organizations, for a total purchase price of approximately $1.1 billion. Constant Contact has achieved better than expected integration-related cost synergies during the first half of the year.

During the first half of 2016, we made significant investments in marketing for our gateway products and kept our marketing expenditures on our core hosting and web presence business flat relative to 2015 levels. The gateway products had higher subscriber acquisition costs and higher initial subscriber churn than we originally anticipated. In response to these results, we slowed our marketing of some of the gateway products during the second quarter of 2016, which negatively impacted net subscriber additions for the quarter. For the remainder of 2016, we plan to continue investing in gateway product marketing, but to reallocate our marketing dollars within the gateway product portfolio to products where we are seeing better results, particularly our site builder products.

Our core hosting and web presence business showed relatively slow growth during the first half of 2016 due to flat marketing expenditure levels, as well as to the relative maturity of the business. We are also seeing and responding to trends in the competitive landscape, including an increasing trend among consumers to search for web presence and marketing solutions using brand-related search terms, which we believe assists competitors who have focused more heavily than we have on building consumer awareness of their brand.

During the six months ended June 30, 2016, the Company incurred impairment charges of $8.3 million, consisting of a $2.0 million charge to abandon an internally developed software tool that we determined would no longer meet our needs following the acquisition of Constant Contact, a $4.9 million charge in connection with other internally developed software and technology related to the Webzai acquisition, and a $1.4 million charge to impair certain acquired in-process research and development projects that were abandoned during the three months ended March 31, 2016. Refer to Note 2: Summary of Significant Accounting Policies—Acquired In-Process Research and Development (IPR&D), Note 4: Property and Equipment and Capital Lease Obligations, and Note 7: Goodwill and Other Intangible Assets, to the consolidated financial statements appearing in Part I, Item 1 in this Quarterly Report on Form 10-Q, for further details.

The acquisition of Constant Contact, our investments in our gateway products, increases in stock-based compensation and impairment charges have impacted our recent financial results. Changes in some key financial metrics are noted below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Financial GAAP metrics:
Revenue	$182,431	$290,713	$359,749	$527,826
Net loss	$(2,071)	$(33,430)	$(1,187)	$(19,349)
Cash flow from operations	$46,009	$53,843	$96,232	$65,615

Our revenue grew from $182.4 million for the three months ended June 30, 2015 to $290.7 million for the three months ended June 30, 2016 and from $359.7 million for the six months ended June 30, 2015 to $527.8 million for the six months ended June 30, 2016. This growth in our revenue was due primarily to the Constant Contact acquisition and other acquisitions that closed since the three months ended June 30, 2015, and to a lesser extent to growth from our core hosting and web presence products.

Our net loss grew from $2.1 million for the three months ended June 30, 2015 to $33.4 million for the three months ended June 30, 2016, and from $1.2 million for the six months ended June 30, 2015 to $19.3 million for the six months ended June 30, 2016. These increases were primarily the result of increased costs incurred in connection with the acquisition of Constant Contact, including interest expense, transaction costs, amortization of intangible assets and restructuring costs; increased stock-based compensation expense, including expense related to a performance based grant of restricted stock to our CEO in the third quarter of 2015; increased marketing expenses, primarily related to new gateway product launches; and the impairment charges discussed above.

Cash provided by operations increased $7.8 million for the three months ended June 30, 2016, and decreased $30.6 million for the six months ended June 30, 2016. The increase for the three month period is primarily related to operating cash flows contributed by Constant Contact that are higher than the increased cash costs to pay interest expense and restructuring costs related to this acquisition, and higher marketing costs to promote gateway products. The decrease in cash flows for the six month period is primarily due to transaction and restructuring costs incurred to acquire Constant Contact, and higher marketing costs to promote gateway products exceeding the operating cash flows contributed by Constant Contact.

Recent Developments

WZ UK Restructuring

On July 13, 2016, WZ UK completed a restructuring pursuant to which we and the minority shareholders of Pseudio Limited and Resume Labs Limited sold our shares in these entities to WZ UK in exchange for shares in WZ UK. As a result of the restructuring, WZ UK became the 100% owner of Pseudio Limited and Resume Labs Limited and our ownership of WZ UK was diluted from 77.5% to 76.4%. Immediately subsequent to the restructuring, we acquired an additional 10% stake in WZ UK for $18.0 million, bringing our aggregate stake in WZ UK to 86.4%. In connection with this investment, we and the minority shareholders of WZ UK also agreed to enter into a revised option agreement within 30 days of the investment, pursuant to which we will have the right to purchase additional shares in WZ UK.

AppMachine Acquisition

On July 27, 2016, we acquired the remaining 60% equity interest in AppMachine, increasing our stake to 100%. In connection with the acquisition, the parties terminated the prior investment agreement pursuant to which we were obligated to purchase the remaining shares in AppMachine in three tranches. The total consideration for the 60% equity interest was $22.5 million, of which $5.5 million was paid upon closing, and the remainder will be paid in annual installments over a period of four years, with the first installment due on June 21, 2017. The purchase consideration of $22.5 million is subject to reduction in the event of certain indemnification claims by us. We estimate that a loss of approximately $5.0 million was generated as a result of the increase in our ownership stake in AppMachine from 40.0% to 100.0%, which required a revaluation of our existing investment to its implied fair value.

Non-GAAP Financial Measures

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

Our non-GAAP financial measures may not provide information that is directly comparable to that provided by other companies in our industry, as other companies in our industry may calculate non-GAAP financial results differently. In addition, there are limitations in using non-GAAP financial measures because they are not prepared in accordance with GAAP and exclude expenses that may have a material impact on our reported financial results. For example, our adjusted EBITDA measure excludes interest expense, which has been and will continue to be for the foreseeable future a significant recurring expense in our business. The presentation of non-GAAP financial information is not meant to be considered in isolation from, or as a substitute for, the directly comparable financial measures prepared in accordance with GAAP. We urge you to review the reconciliations of our non-GAAP financial measures to the comparable GAAP financial measures included below, and not to rely on any single financial measure to evaluate our business.

Changes to Non-GAAP Financial Measures

During the second quarter of 2016, we made the following changes to our non-GAAP financial measures in light of recent Compliance and Disclosure Interpretations (C&DIs) issued by the staff of the U.S. Securities and Exchange Commission and in an effort to simplify some of our non-GAAP measures:

•	Adjusted EBITDA. We have changed the definition of our adjusted EBITDA measure to net (loss) income, excluding the impact of interest expense (net), income tax expense (benefit), depreciation, amortization of other intangible assets, stock-based compensation, restructuring expenses, transaction expenses and charges, (gain) loss of unconsolidated entities, and impairment of long-lived assets. This revised measure does not adjust for changes in deferred revenue, and includes the impact of the following items which were previously excluded: (gain) loss on sale of assets, integration expenses, legal advisory expenses and purchase accounting impact of reduced fair value of deferred domain registration costs. These changes are intended to both address the recent C&DIs and to simplify the presentation of adjusted EBITDA by reducing the number of adjustments. Please see “Key Metrics – Adjusted EBITDA” below for additional information.

•	ARPS. We have changed our definition of average revenue per subscriber, or ARPS, such that it is now based on GAAP revenue, rather than revenue adjusted for the “purchase accounting adjustment” for acquisitions, which we have referred to in the past as adjusted revenue. Please see “Key Metrics – ARPS” below for additional information.

Following the second quarter, we will no longer report adjusted EBITDA or ARPS using our previous definitions. Please see the Appendix to Exhibit 99.1 to our Form 8-K filed on August 2, 2016 for a presentation of our revised definitions of adjusted EBITDA and ARPS for prior periods, as well as a reconciliation of the revised definitions to previous definitions of adjusted EBITDA and ARPS.

Key Metrics

We use a number of metrics, including the following key metrics, to evaluate the operating and financial performance of our business, identify trends affecting our business, develop projections and make strategic business decisions:

•	total subscribers;

•	ARPS;

•	adjusted EBITDA; and

•	free cash flow.

The following table summarizes these non-GAAP financial measures and key metrics for the periods presented (in thousands, except ARPS):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Financial and other metrics:
Total subscribers	4,394	5,480	4,394	5,480
Average subscribers for the period	4,272	5,463	4,205	5,274
ARPS	$14.23	$17.74	$14.26	$16.68
Adjusted EBITDA	$51,069	$76,928	$102,926	$116,210
Free cash flow	$37,804	$41,565	$79,848	$41,758

Figures for the six months ended June 30, 2016 include the impact of Constant Contact since February 10, 2016, the day after the closing of the acquisition.

Total Subscribers

We define total subscribers as the approximate number of subscribers that, as of the end of a period, are identified as subscribing directly to our products on a paid basis, excluding accounts that access our solutions via resellers or that purchase only domain names from us. Subscribers of more than one brand, and subscribers with more than one distinct billing relationship or subscription with us, are counted as separate subscribers. Total subscribers for a period reflects adjustments to add or subtract subscribers as we integrate acquisitions and/or are otherwise able to identify subscribers that meet, or do not meet, this definition of total subscribers.

Our total subscriber base increased from 4.4 million as of June 30, 2015 to 5.5 million as of June 30, 2016, an increase of approximately 1.1 million. Of this 1.1 million increase, approximately 723,000, or 67%, consisted of pre-acquisition subscriber bases of companies we acquired between June 30, 2015 and June 30, 2016, including approximately 566,000 subscribers acquired in our Constant Contact acquisition; approximately 45,000, or 4%, consisted of the adjustments described above; and approximately 318,000, or almost 29%, was attributable primarily to new product introductions and marketing efforts.

We experienced a lower net increase in total subscribers during the three and six months ended June 30, 2016, as compared to the three and six months ended June 30, 2015. We expect this trend to continue in the near term as we realign our marketing investments in our gateway products and continue to experience slower subscriber growth in our core hosting and web presence business due primarily to flat marketing expenditure levels. We expect low to flat subscriber growth for the balance of 2016.

Average Revenue per Subscriber

Average revenue per subscriber, or ARPS, is a non-GAAP financial measure that we calculate as the amount of revenue we recognize in a period, including marketing development funds and other revenue not received from subscribers, divided by the average of the number of total subscribers at the beginning of the period and at the end of the period, which we refer to as average subscribers for the period. We believe ARPS is an indicator of our ability to optimize our mix of products and services and pricing and sell products and services to new and existing subscribers. As we on-board new subscribers, we typically on-board them at introductory prices, which negatively impacts ARPS. Furthermore, ARPS can be impacted by our acquisitions due to acquisition-related purchase accounting charges and since the acquired subscribers may have higher or lower than average ARPS, and by adjustments to our total subscribers figure as described above.

Prior to the second quarter of 2016, when calculating ARPS, we increased revenue for the “purchase accounting adjustment” for acquisitions, which represents the reduction of post-acquisition revenues from the write-down of deferred revenue to fair value as of the acquisition date. Post-acquisition deferred revenues are recognized at the reduced amount, until such time as the subscription is renewed. The impact generally normalizes within a year following the acquisition. Starting in the second quarter of 2016, we will no longer adjust revenue for the purchase accounting impact when calculating ARPS.

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

Domain monetization revenue consists principally of revenue from our BuyDomains brand, which provides premium domain name products and services, and, to a lesser extent, revenue from advertisements placed on unused domains (often referred to as “parked” pages) owned by us or our customers. Historically, the contribution of domain monetization activities to our revenue and adjusted revenue has been insignificant, but has increased since 2014 primarily due to our acquisition of BuyDomains in September 2014. Our domain monetization revenue was $9.6 million and $7.4 million for the three months ended June 30, 2015 and 2016, respectively, and its exclusion from our ARPS calculation would have resulted in ARPS being $0.75 and $0.45 lower for those periods, respectively. Our domain monetization revenue was $19.6 million and $16.0 million for the six months ended June 30, 2015 and 2016, respectively, and its exclusion from our ARPS calculation would have resulted in ARPS being $0.78 and $0.51 lower for those periods, respectively.

Marketing development funds are amounts that certain of our partners pay us to assist in and incentivize our marketing of their products. Our marketing development fund revenue was $3.2 million and $2.2 million for the three months ended June 30, 2015 and 2016, respectively, and its exclusion from our ARPS calculation would have resulted in ARPS being $0.25 and $0.13 lower for those periods, respectively. Our marketing development fund revenue was $5.5 million and $4.8 million for the six months ended June 30, 2015 and 2016, respectively, and its exclusion from our ARPS calculation would have resulted in ARPS being $0.22 and $0.15 lower for those periods, respectively.

Although we are able to measure the total amount of our revenue from domains, we are not able to further break down domain revenue into revenue from domain-only customers versus revenue from customers who purchase domains from us in addition to other products. Total revenue from domains was $31.3 million and $31.6 million for the three months ended June 30, 2015 and 2016, respectively. Total revenue from domains was $61.1 million and $65.2 million for the six months ended June 30, 2015 and 2016, respectively.

A portion of our revenue is generated from customers that resell our services. We refer to these customers as “resellers.” We consider these resellers (rather than the end user customers of these resellers) to be subscribers under our total subscribers’ definition, because we do not have a billing relationship with the end users and cannot determine the number of end users acquiring our services through a reseller. Additionally, a majority of our reseller revenues are for the purchase of domains and are included in the figures for adjusted revenue from domains shown above. Total revenue from resellers, excluding the portion that relates to domains, for the three months ended June 30, 2015 and 2016 was $6.7 million and $6.5 million, respectively. Total revenue from resellers, excluding the portion that relates to domains, for the six months ended June 30, 2015 and 2016 was $13.4 million and $13.1 million, respectively.

ARPS increased from $14.23 to $17.74 for the three months ended June 30, 2015 and 2016, respectively, and $14.26 to $16.68 for the six months ended June 30, 2015 and 2016, respectively. This increase in ARPS was driven primarily by the acquisition of Constant Contact, which has higher ARPS than the rest of our business, partially offset by positive adjustments to our total subscriber figure during the period, a decrease in domain monetization revenues, subscribers coming to our platform through new gateway products, some of which are lower priced than our core hosting and web presence offerings, and new subscribers joining us at low introductory prices for their first year with us.

ARPS excluding Constant Contact decreased from $14.23 to $13.32 for the three months ended June 30, 2015 and 2016, respectively, and $14.26 to $13.58 for the six months ended June 30, 2015 and 2016. This decrease in ARPS was driven by positive adjustments to our total subscriber figure during the period, a decrease in domain monetization and marketing development funds revenue, subscribers coming to our platform through new gateway products, some of which are lower priced than our core hosting and web presence offerings, and new subscribers joining us at low introductory prices for their first year with us. The calculation of ARPS with and without the impact of the Constant Contact acquisition is detailed below.

The following table reflects the calculation of the revised definition of ARPS and the reconciliation of the previous definition of ARPS to revenue calculated in accordance with GAAP (all data in thousands, except ARPS data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Revenue	$182,431	$290,713	$359,749	$527,826

Total subscribers	4,394	5,480	4,394	5,480
Average subscribers for the period	4,272	5,463	4,205	5,274
Average revenue per subscriber (ARPS) (revised definition)	$14.23	$17.74	$14.26	$16.68

Revenue attributable to Constant Contact	$—	$94,672	$—	$133,737
Revenue excluding Constant Contact	$182,431	$196,041	$359,749	$394,089

Total subscribers excluding Constant Contact	4,394	4,929	4,394	4,929
Average subscribers excluding Constant Contact	4,272	4,906	4,205	4,838
ARPS excluding Constant Contact (revised definition)	$14.23	$13.32	$14.26	$13.58

Revenue	$182,431	$290,713	$359,749	$527,826
Purchase accounting adjustment	$856	$1,869	$2,251	$17,712

Adjusted revenue	$183,287	$292,582	$362,000	$545,538

Average revenue per subscriber (ARPS) (previous definition)	$14.30	$17.85	$14.35	$17.24

Adjusted revenue excluding Constant Contact	$183,287	$197,404	$362,000	$397,637
ARPS excluding Constant Contact (previous definition)	$14.30	$13.41	$14.35	$13.70

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that we now calculate as net income (loss), excluding the impact of interest expense (net), income tax expense (benefit), depreciation, amortization of other intangible assets, stock-based compensation, restructuring expenses, transaction expenses and charges, (gain) loss of unconsolidated entities, and impairment of other long-lived assets. We view adjusted EBITDA as a performance measure and believe it helps investors evaluate and compare our core operating performance from period to period.

During the second quarter of 2016, we changed our adjusted EBITDA measure, and following the second quarter, we will no longer present adjusted EBITDA as previously defined. Our previous definition of adjusted EBITDA was as follows: GAAP net income (loss) plus (i) changes in deferred revenue, depreciation, amortization, stock-based compensation expense, loss of unconsolidated entities, net loss on sale of assets, impairment of other intangibles, expenses related to integration of acquisitions and restructurings, transaction expenses and charges, certain legal advisory expenses, interest expense and income tax expense, less (ii) earnings and gains related to unconsolidated entities, net gain on sale of assets and the impact of purchase accounting related to reduced fair value of deferred domain registration costs.

The following table reflects a reconciliation of net loss calculated in accordance with GAAP to adjusted EBITDA and the previous definition of adjusted EBITDA (all data in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
	(in thousands)
Net loss	$(2,071)	$(33,430)	$(1,187)	$(19,349)

Interest expense, net (including impact of amortization of deferred financing costs and original issuance discounts)	13,894	40,852	28,123	71,089
Income tax expense (benefit)	2,707	(13,931)	3,685	(113,833)
Depreciation	8,229	16,760	16,095	29,932
Amortization of other intangible assets	22,135	37,823	43,433	67,697
Stock-based compensation	6,539	15,024	10,510	33,412
Restructuring expenses	—	5,663	—	17,265
Transaction expenses and charges	1,618	978	3,141	32,098
(Gain) loss of unconsolidated entities (1)	(1,982)	341	(874)	(10,386)
Impairment of other long-lived assets	—	6,848	—	8,285

Adjusted EBITDA	$51,069	$76,928	$102,926	$116,210

(Gain) loss on sale of assets	(4)	(224)	36	(225)
Integration expenses	2,325	3,965	3,743	7,400
Legal advisory expenses (2)	1,055	1,460	1,055	3,000
Changes in deferred revenue	7,631	11,904	22,564	55,047
Impact of reduced fair value of deferred domain registration costs	(525)	(258)	(1,203)	(549)

Previous Adjusted EBITDA	$61,551	$93,775	$129,121	$180,883

(1)	The gain of unconsolidated entities is reported on a net basis for the six months ended June 30, 2016. The six months ended June 30, 2016 includes an $11.4 million gain on our investment in WZ UK. This gain was generated on January 6, 2016, when we increased our ownership stake in WZ UK from 49% to 57.5%, which required a revaluation of our existing investment to its implied fair value. This $11.4 million gain was partially offset by our proportionate share of net losses from unconsolidated entities of $1.0 million.
(2)	Consists of legal and related advisory expenses associated with securities class action litigation and related matters and the subpoenas from the Securities and Exchange Commission, or SEC, received by us and Constant Contact in December 2015.

Net loss grew from $2.1 million for the three months ended June 30, 2015 to $33.4 million for the three months ended June 30, 2016. This increase was primarily the result of costs incurred in connection with our acquisition of Constant Contact, including increased interest expense of $27.0 million, increased amortization of intangible assets of $18.1 million and increased restructuring expenses of $4.9 million. Additionally, we incurred stock-based compensation expenses of $8.5 million during the period due to increased grants of awards, including a performance based grant of restricted stock to our CEO in the third quarter of 2015. We also increased our marketing expenses, primarily related to new gateway product launches, resulting in $14.3 million of higher marketing costs (excluding marketing costs related to Constant Contact) and incurred impairment charges totaling $6.9 million, as further described in the “Overview” section above. These increases in our expenses have been partially offset by an income tax benefit of $13.9 million, and by increased operating profit, due to the acquisition of Constant Contact and to a lesser extent to growth in our core hosting and web presence business.

Net loss grew from $1.2 million for the six months ended June 30, 2015 to $19.3 million for the six months ended June 30, 2016. Most of this increase was the result of increased costs incurred primarily in connection with our acquisition of Constant Contact, including increased interest expense of $43.0 million, increased transaction costs of $29.0 million, increased amortization of intangible assets of $28.2 million and restructuring expenses of $16.3 million to integrate operations. Additionally, we incurred higher stock-based compensation expenses of $22.9 million due to increased grants of awards, including a performance based grant of restricted stock to our CEO in the third quarter of 2015. We have also increased our marketing expenses, primarily related to new gateway product launches, resulting in $38.0 million of higher marketing costs (excluding marketing costs related to Constant Contact), and incurred impairment charges totaling $8.3 million, as further described in the “Overview” section above. These increases in our costs have been partially offset by an income tax benefit of $113.8 million and by increased operating profit due to the acquisition of Constant Contact and to a lesser extent to growth in our core hosting and web presence business.

Adjusted EBITDA increased from $51.1 million for the three months ended June 30, 2015 to $76.9 million for the three months ended June 30, 2016. This increase is primarily attributable to the acquisition of Constant Contact, and to a lesser extent, growth in our core hosting and web presence business. This increase was partially offset by increased marketing and other operating expenses to launch new gateway products.

Adjusted EBITDA increased from $102.9 million for the six months ended June 30, 2015 to $116.2 million for the six months ended June 30, 2016. This increase is primarily attributable to the acquisition of Constant Contact, and to a lesser extent, growth in our core hosting and web presence business. This increase was partially offset by increased marketing and other operating expenses to launch new gateway products.

Adjusted EBITDA for the three and six months ended June 30, 2016 was adversely impacted by a purchase accounting adjustment for acquisitions, primarily related to the acquisition of Constant Contact, to reflect the reduction of post-acquisition revenues from the write-down of deferred revenue to fair value as of the acquisition date. This purchase accounting adjustment was $1.9 million and $17.7 million for the three and six months ended June 30, 2016 as compared to $0.9 million and $2.3 million for the three and six months ended June 30, 2015, respectively. We do not expect a material impact to adjusted EBITDA from the Constant Contact purchase accounting adjustment in future periods.

Free Cash Flow

For a discussion of free cash flow, see Liquidity and Capital Resources.

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

Our main hosting and web presence brands, which include Bluehost, HostGator and iPage, have experienced reduced growth in revenues as these brands have matured. In an effort to offset these slower revenue growth rates, we have begun to introduce new gateway products, such as site builders. Revenues from these new products have not reached the scale necessary to offset the declining growth rates of our mature brands. As a result, we expect revenues for our third and fourth quarter of fiscal year 2016 to be modestly lower than revenues for the three months ended June 30, 2016.

Cost of Revenue

Cost of revenue includes costs of operating our subscriber support organization, fees we pay to register domain names for our subscribers, costs of operating our data center infrastructure, such as technical personnel costs associated with monitoring and maintaining our network operations, fees we pay to third-party product and service providers, and merchant fees we pay as part of our billing processes. We also allocate to cost of revenue the depreciation and amortization related to these activities and the intangible assets we have acquired, as well as a portion of our overhead costs attributable to our employees engaged in subscriber support activities. In addition, cost of revenue includes stock-based compensation expense for employees engaged in support and network operations. We expect cost of revenue to increase in absolute dollars in future periods. Cost of revenue may increase or decrease as a percentage of revenue in a given period, depending on our ability to manage our infrastructure costs, in particular with respect to data centers and support, the amount of third-party product and services that we sell and as a result of our amortization expense related to acquisitions.

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

Operating Expense

We classify our operating expense into three categories: sales and marketing, engineering and development, and general and administrative. Although our operating expenses have increased as a result of the Constant Contact acquisition, we are implementing programs that we expect to result in over $55.0 million of annual run rate cost reductions for the combined business. We anticipate that these cost reductions will be fully implemented by the end of 2016, with a majority impacting operating expenses. In connection with these cost reduction plans, we have incurred approximately $16.3 million of restructuring charges through June 30, 2016 and expect to incur approximately $3.0 million to $4.0 million in additional restructuring charges, consisting primarily of facility exit related charges. We expect that a significant majority of the restructuring charges will be incurred in fiscal year 2016.

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

Other Income (Expense)

Other income (expense) consists primarily of costs related to, and interest paid on, our indebtedness. We include the cash cost of interest payments and loan financing fees, the amortization of deferred financing costs and the amortization of the net present value adjustment which we may apply to some deferred consideration payments related to our acquisitions in our calculation of interest expense. Interest income consists primarily of interest income earned on our cash and cash equivalents balances. Our interest expense may increase in future periods if we continue to finance acquisitions through the issuance of debt. We expect our interest expense to increase in future periods, as compared to our interest expense in previous years, as a result of the financing transactions we entered into in connection with our acquisition of Constant Contact. Other income (expense) also includes gains or losses recognized on investments in unconsolidated entities.

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

There have been no material changes to our critical accounting policies since December 31, 2015. For further information on our critical accounting policies and estimates, see Note 2 to the consolidated financial statements appearing in Part I, Item 1 in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on February 29, 2016.

Results of Operations

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Revenue	$182,431	$290,713	$359,749	527,826
Cost of revenue	104,937	153,077	205,911	289,553

Gross profit	77,494	137,636	153,838	238,273

Operating expense:
Sales and marketing	37,224	80,309	72,268	159,603
Engineering and development	6,633	27,687	12,004	43,942
General and administrative	19,471	34,830	36,678	75,109
Transactions and expenses	1,618	978	3,141	32,098

Total operating expense	64,946	143,804	124,091	310,752

Income (loss) from operations	12,548	(6,168)	29,747	(72,479)

Other income (expense):
Other income	5,440	—	5,440	11,410
Interest income	117	142	209	276
Interest expense	(14,011)	(40,994)	(28,332)	(71,365)

Total other income (expense)—net	(8,454)	(40,852)	(22,683)	(59,679)

Income (loss) before income taxes and equity earnings of unconsolidated entities	4,094	(47,020)	7,064	(132,158)
Income tax expense (benefit)	2,707	(13,931)	3,685	(113,833)

Income (loss) before equity earnings of unconsolidated entities	1,387	(33,089)	3,379	(18,325)
Equity loss of unconsolidated entities, net of tax	3,458	341	4,566	1,024

Net loss	$(2,071)	$(33,430)	$(1,187)	(19,349)

Net loss attributable to non-controlling interest	—	(5,390)	—	(13,120)

Net loss attributable to Endurance International Group Holdings, Inc.	$(2,071)	$(28,040)	$(1,187)	(6,229)

Comparison of Three Months Ended June 30, 2015 and 2016

Revenue

	Three Months Ended June 30,		Change
	2015	2016	Amount	%
	(dollars in thousands)
Revenue	$182,431	$290,713	$108,282	59%

Revenue increased by $108.3 million, or 59%, from $182.4 million for the three months ended June 30, 2015 to $290.7 million for the three months ended June 30, 2016. Of this increase, $105.1 million is attributable to revenues, including growth and synergies, from acquisitions of businesses that were not part of our business for the three months ended June 30, 2015, principally Constant Contact. The remaining balance of the increase, or $3.2 million, is primarily attributable to the growth from our core hosting and web presence products.

Our revenues are generated primarily from our products and services delivered on a subscription basis, which include web hosting, domains, website builders, search engine marketing and other similar services. We also generate non-subscription revenues through domain monetization and marketing development funds. Non-subscription revenues decreased from $12.8 million, or 7% of total revenue for the three months ended June 30, 2015 to $9.6 million, or 3% of total revenue for the three months ended June 30, 2016, due primarily to a decrease in domain monetization revenues.

Cost of Revenue

	Three Months Ended June 30,
	2015		2016		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Cost of revenue	$104,937	58%	$153,077	53%	$48,140	46%

Cost of revenue increased by $48.1 million, or 46%, from $104.9 million for the three months ended June 30, 2015 to $153.1 million for the three months ended June 30, 2016. Of this increase, $43.2 million was due to increases in cost of revenue attributable to Constant Contact, including amortization expense of $18.1 million. Of the remaining $4.9 million, data center and support costs increased by $3.7 million, and merchant fees increased by $1.3 million.

Our cost of revenue contains a significant portion of non-cash expenses, in particular amortization expense for the intangible assets we have acquired through our acquisitions and the acquisition in December 2011 by investment funds and entities affiliated with Warburg Pincus and Goldman, Sachs & Co. of a controlling interest in us. The following table sets forth the significant non-cash components of cost of revenue.

	Three Months Ended June 30,
	2015	2016
	(in thousands)
Amortization expense	$22,135	$37,823
Depreciation expense	$7,482	$13,308
Stock-based compensation expense	$646	$1,703

Gross Profit

	Three Months Ended June 30,
	2015		2016		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Gross profit	$77,494	42%	$137,636	47%	$60,142	78%

Gross profit increased by $60.1 million, or 78%, from $77.5 million for the three months ended June 30, 2015 to $137.6 million for the three months ended June 30, 2016. Of this increase, $51.4 million was due to gross profit contribution attributable to Constant Contact. Of the remaining $8.7 million increase, $11.1 million is primarily attributable to increases in our subscriber base, including acquired subscribers, partially offset by a $2.4 million decrease in amortization expense related to acquisitions before January 1, 2016. Our gross profit as a percentage of revenue increased by five percentage points from 42% for the three months ended June 30, 2015 to 47% for the three months ended June 30, 2016, mainly due to the acquisition of Constant Contact, which generally has a higher gross profit percentage as compared to our other products.

The following table sets forth gross profit and the significant non-cash components of cost of revenue as a percentage of revenue:

	Three Months Ended June 30,
	2015	2016
	(dollars in thousands)
Revenue	$182,431	$290,713
Gross profit	$77,494	$137,636
Gross profit as % of revenue	42%	47%
Amortization expense as % of revenue	12%	13%
Depreciation expense as % of revenue	4%	5%
Stock-based compensation expense as % of revenue	*	1%

*	Less than 1%.

Operating Expense

	Three Months Ended June 30,
	2015		2016		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Sales and marketing	$37,224	20%	$80,309	28%	$43,085	116%
Engineering and development	6,633	4%	27,687	10%	21,054	317%
General and administrative	19,471	11%	34,830	12%	15,359	79%
Transaction expenses	1,618	1%	978	0%	(640)	(40)%

Total	$64,946	36%	$143,804	49%	$78,858	121%

Sales and Marketing. Sales and marketing expense increased by $43.1 million, or 116%, from $37.2 million for the three months ended June 30, 2015 to $80.3 million for the three months ended June 30, 2016. Of this increase, $28.8 million was due to increases in sales and marketing expense attributable to Constant Contact. The remaining increase of $14.3 million in sales and marketing expense was primarily attributable to launches of new products. In addition, the increase included a $1.8 million increase in stock-based compensation expense.

Engineering and Development. Engineering and development expense increased by $21.1 million, or 317%, from $6.6 million for the three months ended June 30, 2015 to $27.7 million for the three months ended June 30, 2016. Of this increase, $13.0 million was due to increases in engineering and development expense attributable to Constant Contact. The remaining increase of $8.1 million was primarily due to an impairment charge for a long term asset of $2.0 million related to an internally developed software tool that we determined no longer meets our needs, and another impairment charge of $4.9 million, of which $0.5 million relates to internally developed software from the Webzai acquisition and $4.4 million of which relates to developed technology acquired in the Webzai acquisition. $1.0 million in additional stock-based compensation expense also contributed to the increase.

General and Administrative. General and administrative expense increased by $15.4 million, or 79%, from $19.5 million for the three months ended June 30, 2015 to $34.8 million for the three months ended June 30, 2016. Of this increase, $6.4 million was due to increases in general and administrative expense attributable to Constant Contact. The remaining period-over-period increase of $9.0 million was primarily due to a $4.8 million increase in stock-based compensation expense and $1.7 million of additional advisory fees, including predominantly audit, tax, and legal fees, following our acquisition of Constant Contact.

Other Income (Expense), Net

	Three Months Ended June 30,		Change
	2015	2016	Amount	%
	(dollars in thousands)
Other income (expense), net	$(8,454)	$(40,852)	$(32,398)	383%

Other expense, net increased by $32.4 million, or 383%, from $8.5 million for the three months ended June 30, 2015 to $40.9 million for the three months ended June 30, 2016. The increase was primarily due to a $23.8 million increase in interest expense, including service fees, related to our Senior Credit Facilities and Notes during the three months ended June 30, 2016 as compared with the three months ended June 30, 2015. Additionally, there was an increase of $1.6 million in amortization of deferred financing fees, an increase of $0.8 million of original issue discounts, and an increase in the of accretion of present value for the deferred consideration related to the Webzai, BuyDomains and Ace Data Center acquisitions of $0.7 million. These increases in the second quarter of 2016 were offset due to the $5.4 million gain as a result of redemption of our equity in World Wide Web Hosting for the three months ended June 30, 2015.

Income Tax Expense (Benefit)

	Three Months Ended June 30,		Change
	2015	2016	Amount	%
	(dollars in thousands)
Income tax expense (benefit)	$2,707	$(13,931)	$(16,638)	-615%

Prior to the acquisition of Constant Contact, we maintained a valuation allowance against certain deferred tax assets. The acquisition of Constant Contact resulted in a significant increase in deferred tax liabilities, which far exceeded pre-acquisition deferred tax assets. We scheduled out the reversal of deferred tax assets and liabilities as of June 30, 2016, and determined that these reversals would be sufficient to realize most domestic deferred tax assets. The deferred tax liabilities supporting the realizability of these deferred tax assets in the acquisition will reverse in the same period, are in the same jurisdiction and are of the same character as the temporary differences that gave rise to these deferred tax assets. As a result, we recorded a tax benefit of $0.9 million to reverse valuation allowances during the three months ended June 30, 2016.

For the three months ended June 30, 2015 and 2016, we recognized a tax expense of $2.7 million and a tax benefit of $13.9 million, respectively, in the consolidated statements of operations and comprehensive loss. The income tax benefit for the three months ended June 30, 2016 was primarily attributable to a $0.9 million reversal of the valuation allowance, a federal and state deferred tax benefit of $11.6 million, a foreign deferred tax benefit of $1.5 million, and a benefit for federal and state current income taxes of $0.6 million, partially offset by a foreign current tax expense of $0.7 million. The income tax expense for the three months ended June 30, 2015 is primarily attributable to federal and state current income taxes of $0.8 million, foreign current tax expense of $0.3 million, U.S. deferred tax expense of $1.7 million related to the differences in the accounting treatment of goodwill under U.S. GAAP and the tax accounting for goodwill, partially offset by a $0.1 million reduction of the valuation allowance.

Comparison of Six Months Ended June 30, 2015 and 2016

Revenue

	Six Months Ended June 30,		Change
	2015	2016	Amount	%
	(dollars in thousands)
Revenue	$359,749	$527,826	$168,077	47%

Revenue increased by $168.1 million, or 47%, from $359.7 million for the six months ended June 30, 2015 to $527.8 million for the six months ended June 30, 2016. Of this increase, $155.2 million is attributable to revenues, including growth and synergies, from the acquisitions of other businesses that were not part of our business for the six months ended June 30, 2015. The remaining balance of the increase, or $12.9 million, is primarily attributable to growth from our core hosting and web presence products.

Our revenues are generated primarily from our products and services delivered on a subscription basis, which include web hosting, domains, website builders, search engine marketing and other similar services. We also generate non-subscription revenues through domain monetization and marketing development funds. Non-subscription revenues decreased from $25.0 million, or 7% of total revenue for the six months ended June 30, 2015 to $20.8 million, or 4% of revenue for the three months ended June 30, 2016, due primarily to a decrease in domain monetization revenues.

Cost of Revenue

	Six Months Ended June 30,
	2015		2016		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Cost of revenue	$205,911	57%	$289,553	55%	$83,642	41%

Cost of revenue increased by $83.6 million, or 41%, from $205.9 million for the six months ended June 30, 2015 to $289.6 million for the six months ended June 30, 2016. Of this increase, $71.2 million was due to increases in cost of revenue attributable to Constant Contact, including amortization expense of $28.2 million. Of the remaining $12.4 million, data center and support costs increased by $5.3 million, merchant fees and domain registration fees both increased by $2.9 million, and stock-based compensation increased by $1.7 million.

Our cost of revenue contains a significant portion of non-cash expenses, in particular amortization expense for the intangible assets we have acquired through our acquisitions and the acquisition by investment funds and entities affiliated with Warburg Pincus and Goldman, Sachs & Co on December 22, 2011 of a controlling interest in us. The following table sets forth the significant non-cash components of cost of revenue:

	Six Months Ended June 30,
	2015	2016
	(dollars in thousands)
Amortization expense	$43,433	$67,697
Depreciation expense	$14,792	$24,376
Stock-based compensation expense	$759	$2,473

Gross Profit

	Six Months Ended June 30,
	2015		2016		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Gross profit	$153,838	43%	$238,273	45%	$84,435	55%

Gross profit increased by $84.4 million, or 55%, from $153.8 million for the six months ended June 30, 2015 to $238.3 million for the six months ended June 30, 2016. Approximately $62.5 million of this increase was attributable to Constant Contact. Of the remaining balance of $21.9 million, $25.8 million was due to an increase in our subscriber base, including acquired subscribers, and subscribers resulting from the launch of new products. This increase was offset by a decrease of $3.9 million attributable to a net decrease in amortization expense related to acquisitions before January 1, 2016. Our gross profit as a percentage of revenue increased by two percentage points from 43% for the three months ended June 30, 2015 to 45% for the six months ended June 30, 2016, mainly due to the acquisition of Constant Contact which generally has higher gross profit percentage as compared to our other products. The following table sets forth gross profit and the significant non-cash components of cost of revenue as a percentage of revenue:

	Six Months Ended June 30,
	2015	2016
	(dollars in thousands)
Revenue	$359,749	$527,826
Gross profit	$153,838	$238,273
Gross profit % of revenue	43%	45%
Amortization expense % of revenue	12%	13%
Depreciation expense % of revenue	4%	5%
Stock-based compensation expense % of revenue	*	*

*	Less than 1%.

Operating Expense

	Six Months Ended June 30,
	2015		2016		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Sales and marketing	$72,268	20%	$159,603	30%	$87,335	121%
Engineering and development	12,004	3%	43,942	8%	31,938	266%
General and administrative	36,678	10%	75,109	14%	38,431	105%
Transaction expense	3,141	1%	32,098	6%	28,957	922%

Total	$124,091	34%	$310,752	59%	$186,661	150%

Sales and Marketing. Sales and marketing expense increased by $87.3 million, or 121%, from $72.3 million for the six months ended June 30, 2015 to $159.6 million for the six months ended June 30, 2016. Of this increase, $49.4 million was due to increases in sales and marketing expense attributable to Constant Contact. The remaining increase of $37.9 million was primarily attributable to $40.6 million of increased marketing program spending primarily aimed at the launches of new products, offset by a decrease in our marketing spend on our other products as we focused on the new ones. In addition, the increase included a $3.2 million increase in stock-based compensation expense.

Engineering and Development. Engineering and development expense increased by $31.9 million, or 266%, from $12.0 million for the six months ended June 30, 2015 to $43.9 million for the six months ended June 30, 2016. Of this increase, $21.0 million was due to increases in engineering and development expense attributable to Constant Contact. The remaining increase of $10.9 million, was primarily due to the following impairment charges: an impairment write off of acquired in-process research and development of $1.4 million in the first quarter of 2016; an impairment write off of $2.0 million for an internally developed software tool that we determined no longer meets our needs; and an impairment charge of $4.9 million, of which $0.5 million relates to internally developed software from the Webzai acquisition, and $4.4 million relates to developed technology acquired in the Webzai acquisition. $1.5 million in additional stock-based compensation also contributed to the increase.

General and Administrative. General and administrative expense increased by $38.4 million, or 105%, from $36.7 million for the six months ended June 30, 2015 to $75.1 million for the six months ended June 30, 2016. Of this increase, $14.6 million was due to increases in general and administrative expense attributable to Constant Contact. The remaining period-over-period increase of $23.8 million was primarily due to a $16.5 million increase in stock-based compensation expense, and $1.9 million of additional legal advisory expense related primarily to securities class action litigation and related matters and the SEC subpoenas received by us and Constant Contact in December 2015.

Transaction Expenses. Transaction expenses increased by $29.0 million, or 922%, from $3.1 million for the six months ended June 30, 2015 to $32.1 million for the six months ended June 30, 2016. The period-over-period increase was primarily attributable to costs related to our acquisition of Constant Contact in February 2016.

Other Income (Expense), Net

	Six Months Ended June 30,		Change
	2015	2016	Amount	%
	(dollars in thousands)
Other income (expense), net	$(22,683)	$(59,679)	$(36,996)	163%

Other expense, net increased by $37.0 million, or 163%, from $22.7 million for the six months ended June 30, 2015 to $59.7 million for the six months ended June 30, 2016. The increase is primarily due to a $37.8 million increase in interest expense, including service fees, related to our Senior Credit Facilities and Notes during the six months ended June 30, 2016 as compared with the six months ended June 30, 2015. Additionally, there was an increase of $2.5 million in amortization of deferred financing fees and a $1.3 million increase in original issue discounts, as well as an increase of $1.3 million of accretion of present value for the deferred consideration related to the Webzai, BuyDomains and Ace Data Center acquisitions.

Income Tax Expense (Benefit)

	Six Months Ended June 30,		Change
	2015	2016	Amount	%
	(dollars in thousands)
Income tax expense (benefit)	$3,685	$(113,833)	$(117,518)	-3189%

Income tax expense for the six months ended June 30, 2015 decreased by $117.5 million, or 3,189%, from a tax expense of $3.7 million for the six months ended June 30, 2016 to a tax benefit of $113.8 million for the six months ended June 30, 2015. The income tax benefit for the six months ended June 30, 2016 was primarily attributable to a $74.4 million reversal of the valuation allowance, a federal and state deferred tax benefit of $40.6 million, which includes the identification and recognition of $7.3 million of U.S. federal research and development tax credits, and a foreign deferred tax benefit of $2.2 million, partially offset by a provision for federal and state current income taxes of $1.5 million and foreign current tax expense of $1.8 million. The income tax expense for the six months ended June 30, 2015 is primarily attributable to a provision for federal and state current income taxes of $1.1 million, foreign current tax expense of $0.7 million, U.S. deferred tax expense of $2.2 million related to the differences in the accounting treatment of goodwill under U.S. GAAP and the tax accounting for goodwill and foreign deferred tax expense of $0.1 million related to increases in deferred liabilities, partially offset by a $0.3 million reduction of the valuation allowance.

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

As of June 30, 2016, we had cash and cash equivalents totaling $75.6 million and negative working capital of $380.8 million, which included the $21.0 million current portion of the first lien term loan facility and $14.7 million current portion of the incremental first lien term loan facility. In addition, we had approximately $2,014.3 million of long term indebtedness outstanding under our first lien term loan facility, which matures on November 9, 2019, and incremental first lien term loan facility due on February 9, 2023 and 10.875% Senior Notes due 2024. We also had $444.9 million of short-term and long-term deferred revenue, which is not expected to be payable in cash.

Debt Covenants

Senior Credit Facilities

The Senior Credit Facilities require that we comply with a financial covenant to maintain a maximum ratio of consolidated senior secured indebtedness to Bank Adjusted EBITDA (as defined below).

The Senior Credit Facilities contain covenants that limit our ability to, among other things, incur additional debt or issue certain preferred shares; pay dividends on or make other distributions in respect of capital stock; make other restricted payments; make certain investments; sell or transfer certain assets; create liens on certain assets to secure debt; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and enter into certain transactions with affiliates. Additionally, the Senior Credit Facilities require us to comply with certain negative covenants and specify certain events of default that could result in amounts becoming payable, in whole or in part, prior to their maturity dates. We were in compliance with all covenants at June 30, 2016.

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

Net Leverage Ratio

The Senior Credit Facilities require that we comply with a financial covenant to maintain a maximum ratio of consolidated net senior secured indebtedness on the date of determination to an adjusted consolidated EBITDA measure, which we refer to as Bank Adjusted EBITDA, for the most recently completed four quarters (which we refer to as trailing twelve months, or TTM). This net leverage ratio may not exceed 6.50 to 1.00 through December 31, 2016, 6.25 to 1.00 from March 31, 2017 through December 31, 2017, and 6.00 to 1.00 from March 31, 2018 and thereafter. As of June 30, 2016, the Company was in compliance with this covenant.

Our credit agreement defines the consolidated senior secured indebtedness as of any date of determination as the aggregate amount of indebtedness of the Company and its restricted subsidiaries, determined on a consolidated basis in accordance with GAAP, including indebtedness for borrowed money, unreimbursed obligations under letters of credit, obligations with respect to capital lease obligations and debt obligations evidenced by promissory notes and similar instruments, minus the aggregate amount of cash and permitted investments, excluding cash and permitted investments that are restricted.

Our credit agreement defines Bank Adjusted EBITDA as net income (loss) adjusted to exclude interest expense, income tax expense (benefit), depreciation and amortization. Bank Adjusted EBITDA also adjusts net income (loss) by excluding certain non-cash foreign exchange gains (losses), certain gains (losses) from sale of assets, stock-based compensation, unusual and non-recurring expenses (including acquisition related costs, gains or losses on early extinguishment of debt, and loss on impairment of tangible or intangible assets). It also adjusts net income (loss) for revenue on a billed basis, changes in deferred domain costs, share of loss (profit) of unconsolidated entities, and certain integration related costs. Finally, it adjusts net income (loss) for pro forma adjusted EBITDA on a twelve-month lookback period for acquisitions made in any given quarter.

Bank Adjusted EBITDA assists us in monitoring our ability to undertake key investing and financing functions such as making investments and incurring additional indebtedness, which may be prohibited by the covenants under our credit agreement unless we comply with certain financial ratios and tests.

Bank Adjusted EBITDA is a supplemental measure of our liquidity and is not presented in accordance with GAAP. Bank Adjusted EBITDA is not a measurement of our financial performance under GAAP and should not be considered an alternative to revenue, net income (loss), cash flow, or any other performance measure derived in accordance with GAAP. Our presentation of Bank Adjusted EBITDA may not be comparable with similarly titled measures of other companies.

As of June 30, 2016, our net leverage ratio on a TTM basis was 4.17 to 1.00 and was calculated as follows:

	For the three months ended,
	September 30, 2015	December 31, 2015	March 31, 2016	June 30, 2016	TTM
	(in thousands except ratios)
Net income (loss)	(15,351)	(9,232)	14,081	(33,430)	(43,932)
Interest expense	14,624	15,872	30,371	40,994	101,861
Income tax expense (benefit)	5,397	2,260	(99,902)	(13,931)	(106,176)
Depreciation	8,554	9,361	13,172	16,760	47,847
Amortization of other intangible assets	23,758	23,866	29,874	37,823	115,321
Stock-based compensation	9,762	9,653	18,388	15,024	52,827
Integration and restructuring costs	7,770	4,749	15,037	9,628	37,184
Transaction expenses and charges	1,461	4,980	31,120	978	38,539
(Gain) loss of unconsolidated entities	4,550	5,524	(10,727)	341	(312)
Impairment of long-lived assets	—	—	1,437	6,848	8,285
(Gain) loss on assets, not ordinary course	(191)	—	—	—	(191)
Legal advisory expenses	133	161	1,540	1,460	3,294
Billed revenue to GAAP revenue adjustment	6,556	4,524	42,573	12,317	65,970
Domain registration cost cash to GAAP adjustment	(1,392)	(1,354)	(3,745)	441	(6,050)
Currency translation	77	(42)	156	202	393
Adjustment for acquisitions on a pro forma basis*	35,864	34,831	13,112	—	83,807

Bank Adjusted EBITDA	101,572	105,153	96,487	95,455	398,667

Current portion of notes payable					35,700
Current portion of capital lease obligations					6,539
Notes payable - long term					1,969,588
Capital lease obligations - long term					3,673
Certain deferred consideration amounts					2,800
Original issue discounts and deferred financing costs					72,237
Less:
Unsecured notes					(350,000)
Cash					(75,592)
Certain permitted restricted cash					(641)
Net Senior Secured Indebtedness					1,664,304
Net leverage ratio					4.17
Maximum net leverage ratio					6.50

*	Consists of pro forma adjusted EBITDA for acquired entities on a TTM basis, as adjusted for projected cost savings arising from decisions undertaken by the Company on or before the acquisition date of the relevant acquisition. This adjustment is revised each fiscal quarter for new acquisitions.

Cash and Cash Equivalents

As of June 30, 2016, our cash and cash equivalents were primarily held for working capital purposes and for required principal and interest payments under our indebtedness. A majority of our cash and cash equivalents was held in operating accounts. Our cash and cash equivalents increased by $42.6 million from $33.0 million at December 31, 2015 to $75.6 million at June 30, 2016. We used cash on hand at December 31, 2015, cash flows from operations and proceeds from our incremental first lien term loan facility and Notes to fund our acquisition and minority investment activity described under financing and investing activities below. Our future capital requirements will depend on many factors including, but not limited to acquisitions, our growth rate, expansion of sales and marketing activities, the introduction of new and enhanced products and services, market acceptance of our solutions and our gross profits and operating expenses. We believe that our current cash and cash equivalents and operating cash flows will be sufficient to meet our anticipated working capital and capital expenditure requirements, as well as our required principal and interest payments under our indebtedness, for at least the next 12 months.

The following table shows our purchases of property and equipment, principal payments on capital lease obligations, depreciation, amortization and cash flows from operating activities, investing activities and financing activities for the stated periods:

	Six Months Ended June 30,
	2015	2016
	(dollars in thousands)
Purchases of property and equipment	$(14,511)	$(20,961)
Principal payments on capital lease obligations	$(1,873)	$(2,896)
Depreciation	$16,095	$29,932
Amortization	$43,755	$73,113
Cash flows provided by operating activities	$96,232	$65,615
Cash flows used in investing activities	$(40,217)	$(926,993)
Cash flows provided by (used in) financing activities	$(52,424)	$902,326

Capital Expenditures

Our capital expenditures on the purchase of property and equipment for the six months ended June 30, 2015 and 2016 were $14.5 million and $21.0 million, respectively. The higher property and equipment expenditures in the six months ended June 30, 2016 consisted primarily of an investment in data center infrastructure. The remaining balance payable on the capital leases is $10.2 million as of June 30, 2016. For the next twelve months, we expect our capital expenditures to be generally consistent with the combined level of capital expenditures of Endurance and Constant Contact during 2015.

Depreciation

Our depreciation expense for the six months ended June 30, 2015 and 2016 increased from $16.1 million to $29.9 million, respectively. This increase was primarily due to expansion in our business by on-boarding acquisitions as well as investments in data center infrastructure and leasehold improvements. The leasehold improvements were associated with operating leases as we expanded and revamped our presence in Massachusetts.

Amortization

Our amortization expense, which includes amortization of other intangible assets, amortization of deferred financing costs, amortization of net present value of deferred consideration and amortization of original issue discounts, increased by $29.4 million from $43.8 million for the six months ended June 30, 2015 to $73.1 million for the six months ended June 30, 2016. Of this increase in amortization expense, $32.4 million of amortization expense related to intangible assets of businesses that have been acquired since June 30, 2015, partially offset by $8.1 million of lower amortization expense related to acquisitions that occurred prior to June 30, 2015. In addition, $1.3 million of the increase is attributable to higher amortization expense of net present value of deferred consideration as a result of our Ace acquisition in September 2015, $2.5 million is attributable to increased deferred financing costs and $1.2 million is attributable to amortization of original issue discounts related to our incremental first lien term loan facility and Notes.

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

Net cash provided by operating activities was $65.6 million for the six months ended June 30, 2016 compared with $96.2 million for the six months ended June 30, 2015. Net cash provided by operating activities for the six months ended June 30, 2016 consisted of net loss of $19.3 million, offset by non-cash charges of $16.7 million and a net change of $68.2 million in our operating assets and liabilities. The net change in our operating assets and liabilities included an increase in deferred revenue of $55.0 million, which was $32.5 million more than in the same period in 2015. Cash provided by operating activities for the six months ended June 30, 2016 has been reduced by $36.9 million of transaction costs, incurred primarily to acquire Constant Contact.

Net cash provided by operating activities was $96.2 million for the six months ended June 30, 2015, consisting of net loss of $1.2 million, non-cash charges of $72.6 million and a net change of $24.8 million in our operating assets and liabilities. The net change in our operating assets and liabilities included an increase in deferred revenue of $22.6 million.

Investing Activities

Cash flows used in investing activities consist primarily of purchase of property and equipment, acquisition consideration payments, and changes in restricted cash balances.

During the six months ended June 30, 2016, net cash used in investing activities was $927.0 million. We used $899.0 million of cash, net of cash acquired, for the purchase consideration for our acquisition of Constant Contact and our acquisition of a controlling interest in WZ UK. We also used $20.7 million of cash to purchase property and equipment, net of proceeds from disposals of $0.3 million and a net deposit of $0.8 million of restricted cash with a payment processor. In addition, we paid $0.6 million for a convertible promissory note from a business that provides web and mobile management solutions, with the potential for subsequent purchases of additional convertible notes, and $5.0 million for a minority interest investment in Fortifico Limited, a company providing a billing, customer support and CRM solution to small and mid-sized businesses.

During the six months ended June 30, 2015, net cash used in investing activities was $40.2 million. We used $28.9 million of cash, net of cash acquired, for the purchase consideration of our acquisitions of Verio and World Wide Web Hosting. We also used $14.4 million of cash to purchase property and equipment, net of proceeds from disposals of $0.1 million, and deposited $0.3 million of restricted cash with a payment processor. In addition, during the six months ended June 30, 2015 we received a $3.5 million repayment on a note receivable related to our equity ownership in World Wide Web Hosting.

Financing Activities

Cash flow from financing activities consists primarily of the net change in our overall indebtedness, payment of associated financing costs, payment of deferred consideration for our acquisitions and the issuance or repurchase of equity.

During the six months ended June 30, 2016, cash flows provided by financing activities was $902.3 million. We received $1.1 billion from the issuance of the incremental first lien term loan and Notes to finance the acquisition of Constant Contact. Our net reduction of our revolving credit facility was $67.0 million, as we paid off our revolving credit facility with the proceeds from the new debt used to acquire Constant Contact. We also received $1.3 million of proceeds from the exercise of stock options. These items were partially offset by an $33.9 million principal payment related to our term loans and an $83.0 million aggregate repayment, including the $67.0 million that was paid with the proceeds from the new debt used to acquire Constant Contact related to our revolving credit facility. In addition, we paid $51.7 million of financing costs, $2.9 million of principal payments related to capital lease obligations and a $0.7 million payment of deferred consideration.

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

Free Cash Flow

Free cash flow, or FCF, is a non-GAAP financial measure that we calculate as GAAP cash flow from operations less capital expenditures and capital lease obligations. We believe that FCF provides investors with an indicator of our ability to generate positive cash flows after meeting our obligations with regard to capital expenditures (including capital lease obligations).

The following table reflects the reconciliation of cash flow from operations calculated in accordance with GAAP to free cash flow (“FCF”) (all data in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Cash flow from operations	$46,009	$53,843	$96,232	$65,615
Less:
Capital expenditures and capital lease obligations	$(8,205)	$(12,278)	$(16,384)	$(23,857)

Free cash flow	$37,804	$41,565	$79,848	$41,758

Free cash flow grew from $37.8 million for the three months ended June 30, 2015 to $41.6 million for the three months ended June 30, 2016, an increase of $3.8 million. This increase is primarily related to increased operating cash flow from Constant Contact, which has been partially offset by increased payments of interest expense incurred to finance the Constant Contact acquisition and $4.5 million of increased payments for restructuring costs, mostly for severance related to the Constant Contact restructuring plan.

Free cash flow declined from $79.8 million for the six months ended June 30, 2015 to $41.8 million for the six months ended June 30, 2016, a decrease of $38.1 million. This decrease is primarily related to transaction and restructuring related payments of $41.1 million primarily incurred in connection with the acquisition of Constant Contact.

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

On March 11, 2015, the Company completed a follow-on offering of its common stock, in which selling stockholders sold 12,000,000 shares of common stock at a public offering price of $19.00 per share. The underwriter also exercised its overallotment option to purchase an additional 1,800,000 shares of common stock from the selling stockholders. The Company completed an analysis of its ownership changes in the first half of 2016, which resulted in no ownership-change for tax purposes within the meaning of the Internal Revenue Code Section 382(g).

Contractual Obligations and Commitments

We closed our acquisition of Constant Contact on February 9, 2016. This acquisition was funded with an increase in our indebtedness of approximately $1.1 billion. Our outstanding indebtedness, including capital lease obligations, at June 30, 2016 was $2,060.2 million. In connection with the new indebtedness to finance the acquisition of Constant Contact, we paid off our existing revolving credit facility and entered into a new $165.0 million revolving credit facility. There are no amounts borrowed under this new revolving credit facility as of June 30, 2016.

On July 13, 2016, WZ UK completed a restructuring pursuant to which we and the minority shareholders of Pseudio Limited and Resume Labs Limited sold our shares in these entities to WZ UK in exchange for shares in WZ UK. As a result of the restructuring, WZ UK became the 100% owner of Pseudio Limited and Resume Labs Limited and our ownership of WZ UK was diluted from 77.5% to 76.4%. Immediately subsequent to the restructuring, we acquired an additional 10% stake in WZ UK for $18.0 million, bringing our aggregate stake in WZ UK to 86.4%. In connection with this investment, we and the minority shareholders of WZ UK also agreed to enter into a revised option agreement within 30 days of the investment, pursuant to which we will have the right to purchase additional shares in WZ UK.

Additionally, on July 27, 2016, we acquired the remaining 60% equity interest in AppMachine, increasing our stake to 100%. In connection with the acquisition, the parties terminated the prior investment agreement pursuant to which we were was obligated to purchase the remaining shares in AppMachine in three tranches. The total consideration for the 60% equity interest was $22.5 million, of which $5.5 million was paid upon closing, and the remainder will be paid in annual installments over a period of four years, commencing with June 21, 2017. The purchase consideration of $22.5 million is subject to reduction in the event of certain indemnification claims by us.

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

Interest Rate Sensitivity

We had cash and cash equivalents of $75.6 million at June 30, 2016, the majority of which was held in operating accounts for working capital purposes and other general corporate purposes which includes payment of principal and interest under our indebtedness. As of June 30, 2016, we had approximately $999.9 million of indebtedness outstanding under our first lien term loan facility, $727.7 million outstanding under our incremental first lien term loan, $350.0 million outstanding under The Notes and a revolving credit facility of $165.0 million, all of which was available.

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

Based on our aggregate indebtedness outstanding under our first lien term loan facility and incremental first lien term loan facility of $1,727.5 million as of June 30, 2016, a 100 basis point increase in the adjusted LIBOR rate above the LIBOR floor would result in a $17.4 million increase in our aggregate interest payments over a 12-month period, and a 100 basis point decrease at the current LIBOR rate would not result in a decrease in our interest payments.

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2016, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation of our disclosure controls and procedures as of June 30, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2016, we acquired Constant Contact. Other than the addition of Constant Contact’s operations to our internal control over financial reporting and any related changes in control to integrate Constant Contact, there has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On May 4, 2015, Christopher Machado, a purported holder of our common stock, filed a civil action in the United States District Court for the District of Massachusetts against us and our chief executive officer and our former chief financial officer, Machado v. Endurance International Group Holdings, Inc., et al., Civil Action No. 1:15-cv-11775-GAO. In a second amended complaint, file on March 18, 2016, the plaintiff alleged claims for violations of Section 10(b) and 20(a) of the Exchange Act, on behalf of a purported class of purchasers of our securities between February 25, 2014 and February 29, 2016. Those claims challenged as false or misleading certain of our disclosures about our total number of subscribers, average revenue per subscriber, the number of customers paying over $500 per year for our products and services, the average number of products sold per subscriber, and our customer churn. The plaintiff seeks, on behalf of himself and the purported class, compensatory damages and his costs and expenses of litigation. We filed a motion to dismiss on May 16, 2016, which remains pending. We and the individual defendants intend to deny any liability or wrongdoing and to vigorously defend all claims asserted. We cannot, however, make any assurances as to the outcome of this proceeding.

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

On August 7, 2015, a purported class action lawsuit, William McGee v. Constant Contact, Inc., et al, was filed in the United States District Court for the District of Massachusetts against Constant Contact and two of its former officers. The lawsuit asserts claims under Sections 10(b) and 20(a) of the Exchange Act, and is premised on allegedly false and/or misleading statements, and non-disclosure of material facts, regarding Constant Contact’s business, operations, prospects and performance during the proposed class period of October 23, 2014 to July 23, 2015. This litigation remains in its early stages. We and the individual defendants intend to vigorously defend all claims asserted. We cannot, however, make any assurances as to the outcome of this proceeding.

In August 2012, RPost Holdings, Inc., RPost Communications Limited and RMail Limited, or collectively, RPost, filed a complaint in the United States District Court for the Eastern District of Texas that named Constant Contact as a defendant in a lawsuit. The complaint alleged that certain elements of Constant Contact’s email marketing technology infringe five patents held by RPost. RPost seeks an award for damages in an unspecified amount and injunctive relief. In February 2013, RPost amended its complaint to name five of Constant Contact’s marketing partners as defendants. Under Constant Contact’s contractual agreements with these marketing partners, it is obligated to indemnify them for claims related to patent infringement. Constant Contact filed a motion to sever and stay the claims against its partners and multiple motions to dismiss the claims against it. In January 2014, the case was stayed pending the resolution of certain state court and bankruptcy actions involving RPost, to which Constant Contact is not a party. The case continues to be stayed pending the state court and bankruptcy actions. This litigation remains in its early stages. We believe we have meritorious defenses to any claim of infringement and intend to defend against the lawsuit vigorously.

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

Our quarterly and annual operating results may be adversely affected due to a variety of factors that could affect our revenue or our expenses in any particular period. You should not rely on quarter-to-quarter comparisons of our operating results as an indication of future performance. Factors that may adversely affect our quarterly and annual operating results may include:

•	our ability to attract new subscribers, and retain existing subscribers;

•	our ability to acquire subscribers in a cost-effective way;

•	our ability to increase revenue from our existing subscribers;

•	our ability to maintain a high level of subscriber satisfaction;

•	our inability to raise the selling prices for our solutions or reductions in the selling prices for our solutions;

•	competition in the market for our products and services, as well as competition for referral sources;

•	rapid technological change, changing consumer preferences, frequent new product and service introductions, and evolving industry standards, including with respect to how our products and services are marketed to consumers, in how consumers find, purchase and use our products and services and in technology intended to block email marketing;

•	difficulties in integrating technologies, products and employees from companies we have acquired or may acquire in the future or in migrating acquired subscribers from an acquired company’s platforms to our platform, which may result in subscriber dissatisfaction, an increase in subscriber churn, difficulties cross-selling products and services to subscribers, and our failure to realize the anticipated benefits from our acquisitions;

•	systems, data center and Internet failures and service interruptions;

•	network security breaches or sabotage resulting in the unauthorized use or disclosure of, or access to, personally identifiable information or other confidential information;

•	loss of key employees;

•	the timing and results of our investments to support our growth strategy, including new product offerings, product marketing and other marketing efforts;

•	economic conditions negatively affecting the SMB sector and changes in growth rate of SMBs;

•	difficulties and costs arising from our international operations and continued international expansion;

•	difficulties in distributing new products;

•	shortcomings or errors in, or misinterpretations of, our metrics, forecasts and data, including those that cause us to fail to anticipate or identify trends in our market;

•	terminations of, disputes with, or material changes to our relationships with third-party partners, including referral sources, product partners, data center providers, payment processors and landlords;

•	a shift in subscriber demand to lower margin solutions, which could increase our cost of revenue;

•	our ability to drive growth through mergers and acquisitions, joint ventures, or strategic investments;

•	costs or liabilities associated with any past or future acquisitions, strategic investments or joint ventures that we may make or enter into;

•	changes in legislation, including changes that affect our collection of sales and use taxes or changes to our business that subject us to taxation in additional jurisdictions;

•	the amount and timing of capital expenditures, such as investments in our hardware and software systems, as well as extraordinary expenses, such as litigation or other dispute-related settlement payments;

•	changes in regulation or to regulatory bodies, such as the Internet Corporation for Assigned Names and Numbers, or ICANN, and U.S. and international regulations governing email marketing and privacy, that could affect our business and our industry, or costs of or our failure to comply with such regulation; and

•	litigation or governmental enforcement actions against us, including due to failures to comply with applicable law or regulation.

Our financial results for the second quarter of 2016 were below our expectations and the expectations of research analysts, due primarily to higher than expected subscriber acquisition costs and initial subscriber churn associated with new gateway products and relatively slow growth in our core hosting and web presence brands due to flat marketing expenditure levels, as well as to the maturity of the business and trends in the competitive landscape. It is possible that in one or more future quarters, due to any of the factors listed above, a combination of those factors or other reasons, our operating results may again be below our expectations and the expectations of research analysts and investors. In that event, our stock price could decline substantially.

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

Our growth is dependent on our ability to continue to attract and acquire new subscribers while retaining existing subscribers and expanding the products and services we sell to them. Growth in the demand for our products and services may be inhibited, and we may be unable to sustain growth in our subscriber base, for a number of reasons, including, but not limited to:

•	our failure to develop or offer new or additional products and services in a timely manner that keeps pace with new technologies and the evolving needs of our subscribers;

•	our inability to market our solutions in a cost-effective manner to new subscribers or to our existing subscribers and to increase our sales to existing subscribers, including due to changes in regulation, or changes in the enforcement of existing regulation that would impair our marketing practices, require us to change our sign-up processes or require us to increase disclosure designed to provide greater transparency as to how we bill and deliver our services;

•	the relative maturity of our core hosting and web presence business and the hosting and web presence industry in general, which has and may continue to affect subscriber growth;

•	our inability to acquire or retain new subscribers through mergers and acquisitions, joint ventures or strategic investments;

•	our inability to offer solutions that are adequately integrated and customizable to meet the needs of our subscriber base, including due to our failure to successfully integrate acquired companies or to invest adequately in improving our technology platform;

•	changes in search engine ranking algorithms or in search terms used by potential subscribers, either of which may have the effect of increasing our competitors’ search engine rankings or increasing our marketing costs to offset lower search engine rankings;

•	changes in, or a failure to manage, technology intended to block email marketing;

•	failure of our third-party development partners, which provide a significant portion of our offerings, to continue to support existing products and to develop and support new products;

•	increased competition in the SMB market, including greater marketing efforts or investments by our competitors in advertising and promoting their brands, and the inability of our subscribers to differentiate our solutions from those of our competitors or our inability to effectively communicate such distinctions;

•	our inability to maintain awareness of our brands, including due to fragmentation of our marketing efforts due to our historical approach of maintaining a portfolio of multiple brands rather than focusing our resources on a single brand or a few brands;

•	our inability to maintain a consistent user experience and timely and consistent product upgrade schedule for all of our subscribers due to the fact that not all of our brands, products, or services operate from the same control panel or other systems;

•	our inability to penetrate, or adapt to requirements of, international markets, including our inability to obtain or maintain the required licenses to operate in certain international markets;

•	our inability to enter into automatically renewing contracts with our subscribers or increase subscription prices;

•	the decisions by our subscribers to move the hosting of their Internet sites and web infrastructure to their own IT systems, into co-location facilities or to our competitors if we are unable to effectively market the scalability of our solutions;

•	subscriber dissatisfaction causing our existing subscribers to cancel their subscriptions or stop referring prospective subscribers to us;

•	increases in our subscriber churn rates; and

•	perceived or actual security, integrity, reliability, quality or compatibility problems with our solutions, including related to unscheduled downtime, outages or network security breaches.

A substantial amount of our revenue growth historically has been derived from increased sales of products and services to existing subscribers and from introductory subscriptions renewing at regular rates. Our costs associated with increasing revenue from existing subscribers are generally lower than costs associated with generating revenue from new subscribers. Therefore, a reduction in the rate of revenue increase from our existing subscribers (including a reduction due to an increase in subscriber churn), even if offset by an increase in revenue from new subscribers, could reduce our operating margins. Any failure by us to continue to attract and acquire new subscribers or increase our revenue from existing subscribers for this or other reasons could have a material adverse effect on our operating results.

We must keep up with rapid and ongoing technological change, marketing trends and shifts in consumer demand to remain competitive in a rapidly evolving industry. We have made, and expect to continue to make, significant investments to support our growth strategy, which may not succeed.

The cloud-based technology and online marketing tool industries are characterized by rapid and ongoing technological change, frequent new product and service introductions and evolving industry standards. The manner in which we market to our subscribers and potential subscribers must keep pace with technological change, legal requirements, market trends, and shifts in how our solutions are found, purchased and used by subscribers. For example, application marketplaces, mobile platforms, advertising and marketing efforts by competitors, and new search engines and search methods are changing the way in which consumers find, purchase and use our solutions. Our future success will depend on our ability to adapt to rapidly changing technologies, to adapt our solutions and marketing practices to evolving industry standards and to anticipate subscriber needs and preferences. If we are not able to offer compelling and innovative solutions, take advantage of new technology, adapt our marketing practices or anticipate changing trends, we may be unable to continue to attract new subscribers or sell additional solutions to our existing subscribers and our competitive position will be impaired. In addition, if existing technologies or systems, such as the domain name system which directs traffic on the Internet, become obsolete, or if we fail to anticipate and manage technologies that prevent or harm our offerings, such as technology intended to block email marketing, our revenue and operating results may be adversely affected.

We have made significant investments to support our growth strategy and we may be required to incur additional technology, development, marketing and other expenses to develop new solutions or enhancements, which may not succeed. For example, during 2016 we have made substantial investments in new gateway product offerings, product marketing and other marketing efforts. The cost of attracting subscribers to these new product offerings has been higher than we expected, and the subscribers we have attracted have to date had higher churn rates than subscribers of our more established products. Even if such investments are ultimately successful, we must recognize the costs of the investments earlier than we may be able to recognize the anticipated benefits, which may continue to adversely affect our revenue and operating results. If there are any delays or defects with our new product offerings or if subscriber demand for these products is lower than expected or the cost to acquire subscribers remains higher than expected, or if subscribers do not remain on our platform for the anticipated period of time or increase their spending with us at the anticipated rate, we may not realize the expected return on our investments, which could continue to adversely affect our financial results.

We face significant competition for our solutions in the SMB market, which we expect will continue to intensify and which could require us to reduce our selling prices. As a result of such competitive pressures, we may not be able to maintain or improve our competitive position or market share.

The SMB market for cloud-based technologies and online marketing tools is highly competitive and constantly evolving. We expect competition to increase from existing competitors, who are also expanding the variety of solution-based services that they offer to SMBs, as well as potential new market entrants and competitors that may form strategic alliances with other competitors. Some of our competitors may have greater resources, more brand recognition and consumer awareness, more diversified product offerings, greater international scope or larger subscriber bases than we do, or may partner with large Internet companies that can offer these resources. As a result, we may not be able to compete successfully against them. If these companies decide to devote greater resources to the development, promotion and sale of their brands, products and services, if the brands, products and services offered by these companies are more attractive to or better meet the evolving needs of SMBs, or if these companies respond more quickly to changing technologies, greater numbers of SMBs may choose to use these competitors for creating an online presence and as a general platform for running online business operations. We believe that our business has been, and may continue to be, affected by changes in the behavior of consumers when searching for web presence and marketing solutions. In particular, consumers have increasingly been searching for these solutions using brand related search terms as opposed to unbranded search terms, such as hosting, website builders or email marketing. We believe this trend assists competitors who have invested more heavily in, and used a broader array of marketing channels in, building consumer awareness of their brand than we have. In addition, searches for specific products such as “cloud hosting”, “social media marketing”, and “ecommerce” are growing, which we believe assists competitors who market more heavily in these and other specific product areas.

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

The rate of growth of the SMB market for our solutions could be significantly lower than our estimates. The success of our products depends on the expansion and reliability of the Internet infrastructure and the continued growth and acceptance of email as a communications tool. If demand for our products and services does not meet expectations, our ability to generate revenue and meet our financial targets could be adversely affected.

The rate of growth of the SMB market may not meet our expectations, or the market may not continue to grow at all, either of which would adversely affect our business. Our expectations for future revenue growth are based in part on assumptions reflecting our industry knowledge and experience serving SMBs, as well as our assumptions regarding demographic shifts, growth in the Internet infrastructure internationally and macroeconomic conditions. If any of these assumptions proves to be inaccurate, then our actual revenue growth could be significantly lower than our expected revenue growth.

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

The future success of our email marketing product depends on the continued and widespread adoption of email as a primary means of communication. Security problems such as “viruses,” “worms” and other malicious programs or reliability issues arising from outages and damage to the Internet infrastructure could create the perception that email is not a safe and reliable means of communication. Use of email by businesses and consumers also depends on the ability of internet service providers, or ISPs to prevent unsolicited bulk email, or “spam,” from overwhelming consumers’ inboxes. If security problems become widespread or frequent or if ISPs cannot effectively control spam, the use of email as a means of communication may decline as consumers find alternative ways to communicate. In addition, if alternative communications tools, such as social media or text messaging, gain widespread acceptance, the need for email may lessen. Any decrease in the use of email would reduce demand for our email marketing product and harm our business.

Our business and operations have experienced significant growth and organizational change in recent years, which has placed, and will continue to place, significant demands on our management and infrastructure, especially our billing systems and operational infrastructure. If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service, produce accurate financial statements and other disclosures on a timely basis or address competitive challenges adequately.

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

The acquisition of Constant Contact and our other recent or potential future acquisitions, joint ventures and other strategic investments may not achieve the intended benefits or may disrupt our current plans and operations.

Acquisitions have been an important component of our growth strategy. In February 2016, we acquired Constant Contact and we have in the past acquired, and expect in the future to acquire, businesses and assets of other companies to increase our growth, add to our product portfolio, enhance our ability to compete in our core markets or allow us to enter new markets. We also regularly make strategic investments in, and enter into joint ventures with, third parties, typically with small companies focused on developing products that we believe may serve as effective new gateways to acquire new subscribers or that may appeal to our existing subscriber base. Our ability to execute these acquisitions, strategic investments and joint venture transactions depends on a number of factors, including the availability of target companies at prices and on terms acceptable to us, our ability to obtain the necessary equity, debt or other financing, and regulatory constraints. Our inability to complete anticipated acquisitions, strategic investments or joint ventures for these or other reasons may negatively impact our ability to achieve our long-term growth targets.

In addition, these transactions involve numerous risks, any of which could harm our business, including:

•	difficulties or delays in integrating the technologies, products, operations, billing systems, personnel or operations of an acquired business and realizing the anticipated benefits of the combined businesses;

•	reliance on third parties for transition services prior to subscriber migration or difficulties in supporting and migrating acquired subscribers, if any, to our platform, causing potential loss of such subscribers and damage to our reputation;

•	disruption of our ongoing business and diversion of financial, management, operations and customer support resources from existing operations, including as result of completing acquisitions and evaluating potential acquisitions;

•	difficulties in applying our controls and risk management and compliance policies and practices to acquired companies and joint ventures;

•	integration and support of redundant solutions or solutions that are outside of our core capabilities;

•	the incurrence of additional debt or the issuance of equity securities, resulting in dilution to existing stockholders, in order to fund an acquisition;

•	assumption of debt or other actual or contingent liabilities of the acquired company, including litigation risk or risks associated with other unforeseen or undisclosed liabilities, or exposure to successor liability for any legal violations of the acquired company;

•	differences in the standards, procedures, policies, corporate culture and compensation structure of our company and the acquired company, resulting in difficulty assimilating or integrating the acquired organization and its talent, which could lead to unanticipated costs or inefficiencies, morale issues, increased turnover and lower productivity than anticipated, and could also adversely affect the culture of our existing organization;

•	the price we pay, or other resources that we devote, may exceed the value we realize, or the value we could have realized if we had allocated the purchase price or other resources to another opportunity, or unanticipated costs associated with pursuing acquisitions;

•	potential loss of an acquired business’ strategic alliances and key employees, including those employees who depart prior to transferring to us, or without otherwise documenting, knowledge and information that are important to the efficient operation of the acquired business;

•	potential deployment by an acquired company of its top talent to other of its business units prior to our acquisition if we do not acquire the entirety of an acquired company’s stock or assets;

•	difficulties associated with governance, management and control matters in majority or minority investments or joint ventures, and risk of loss of all or a substantial portion of our investment;

•	disruption of our business due to sellers, former employees, contractors or third-party service providers of an acquired company or business misappropriating our intellectual property, violating non-competition agreements, or otherwise causing harm to our company;

•	failure to properly conduct due diligence efforts, evaluate acquisitions or investments or identify liabilities or challenges associated with the companies, businesses or technologies we acquire;

•	obligations to third parties that arise as a result of the change of control of the acquired company;

•	adverse tax consequences, including exposure of our entire business to taxation in additional jurisdictions, exposure to substantial penalties, fees and costs if an acquired company failed to comply, or is alleged by regulatory authorities to have failed to comply, with relevant tax rules and regulations prior to our acquisition, or substantial depreciation or deferred compensation charges; and

•	accounting effects, including potential impairment charges related to long-lived assets, goodwill and other intangible assets and requirements that we record deferred revenue at fair value.

Our acquisition of Constant Contact may be subject to additional difficulties and risks, including the loss of key employees, and the costs associated with our efforts to retain key employees, as well as the loss of existing and potential Constant Contact customers or partners, including as a result of the actual or perceived impact of the acquisition and integration on Constant Contact customers and partners or the aggressive targeting of existing and potential Constant Contact customers or partners by competitors seeking to capitalize on concerns about the acquisition. Any of the foregoing may impact our ability to successfully integrate our business with Constant Contact’s business and to realize the anticipated benefits and synergies of the Constant Contact acquisition, including the ability to cross-sell our products into Constant Contact’s customer base and vice versa and the ability to adapt Constant Contact’s products to different segments of the SMB market through our multi-brand strategy.

We also rely heavily on the representations and warranties provided to us by the sellers in our acquisitions, including as they relate to creation, ownership and rights in intellectual property, existence of open source software and compliance with laws and contractual requirements. If any of these representations and warranties are inaccurate or breached, we may incur liability for which there may be no recourse, or inadequate recourse, against the sellers, in part due to contractual time limitations and limitations of liability, or we may need to pursue costly litigation against the sellers.

The international nature of our business and our continued international expansion expose us to business risks that could limit the effectiveness of our growth strategy and cause our operating results to suffer.

We currently maintain offices and conduct operations primarily in the United States, Brazil, India and the United Kingdom and have third-party support arrangements in India, the Philippines and China. In addition, we have localized versions of our Bluehost and HostGator sites targeted to customers in several countries, including Brazil, Russia, India, China, Turkey and Mexico. We have incurred significant expenses and allocated significant resources, including finance, operational, legal and compliance resources, related to the growth and continued expansion of our international operations and we intend to continue to expand internationally, including through mergers and acquisitions.

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

We believe that our future revenue growth depends on our ability to provide subscribers with quality service that meets our stated commitments, meets or exceeds our subscribers’ evolving needs and expectations and is conducive to our ability to continue to sell new solutions to existing subscribers. We are not always able to provide our subscribers with this level of service, and our subscribers occasionally encounter interruptions in service and other technical challenges, including as a result of outages or human error. If we are unable to provide subscribers with quality service, this may result in subscriber dissatisfaction, billing disputes and litigation, lower than expected renewal rates and impairments to our efforts to sell additional products and services to our subscribers, and we could face damage to our reputation, claims of loss, negative publicity or social media attention, decreased overall demand for our solutions and loss of revenue, any of which could have a negative effect on our business, financial condition and operating results.

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

We believe that establishing and maintaining our brands is critical to our efforts to expand our subscriber base. If we do not continue to build awareness of our brands, we could be placed at a competitive disadvantage to companies whose brands are, or become, more recognizable than ours. For instance, we believe that our business has been, and may continue to be, affected by the increasing tendency of consumers to search for web presence and marketing solutions using brand related search terms as opposed to unbranded search terms such as hosting, website builders or email marketing. We believe this trend assists competitors who have invested more heavily in, and used a broader array of marketing channels in, building consumer awareness of their brand than we have. To attract and retain subscribers and to promote and maintain our brands in response to competitive pressures, we may have to substantially increase our financial commitment to creating and maintaining distinct brand loyalty among subscribers or eliminate certain of our brands.

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

We now have, and expect to continue to have, significant indebtedness that could result in a material and adverse effect on our business. As of June 30, 2016, we had approximately $2,005.3 million of aggregate indebtedness, net of original issue discounts of $27.6 million and deferred financing costs of $44.7 million. Under our first lien term loan facility and our incremental first lien term loan facility entered into in connection with the acquisition of Constant Contact, we are required to repay approximately $5.3 million and $3.7 million, respectively, of principal at the end of each quarter and are required to pay accrued interest upon the maturity of each interest accrual period, which totaled $52.2 million for the year ended December 31, 2015 and $42.9 million for the six months ended June 30, 2016, and which we currently estimate will be $17.1 million and $11.2 million, respectively, for each remaining fiscal quarter for 2016. The interest accrual periods under our Senior Credit Facilities are typically three months in duration. The actual amounts of our debt servicing payments vary based on the amounts of indebtedness outstanding, whether we borrow on a LIBOR or base rate basis, the applicable interest accrual periods and the applicable interest rates, which vary based on prescribed formulas. We are also required to pay accrued interest on the 10.875% senior notes due 2024 on a semi-annual basis, which we currently estimate will be $18.4 million and $0.0 million, respectively, for each remaining fiscal quarter for 2016. No interest has been paid on the 10.875% senior notes due 2024 during the six months ended June 30, 2016.

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

A substantial portion of our issued and outstanding common stock can be traded without restriction at any time, and the remaining shares of our issued and outstanding common stock can be sold subject to volume limitations and other requirements applicable to affiliate sales under the federal securities laws. As such, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. In addition, we have registered 18,000,000 shares of common stock that have been issued or reserved for future issuance under our 2013 Stock Incentive Plan and 14,346,830 shares of common stock that have been issued or reserved for future issuance under our Constant Contact, Inc. Second Amended and Restated 2011 Stock Incentive Plan. Of these shares, as of June 30, 2016, a total of 24,222,755 shares of our common stock are subject to outstanding options, restricted stock units and restricted stock awards, of which 6,428,844 shares are exercisable or have vested. The exercise of these options or the vesting of restricted stock units and shares of restricted stock and the subsequent sale of the common stock underlying such options or upon the vesting of such restricted stock units and restricted stock awards could cause a decline in our stock price. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. We cannot predict the size of future issuances or the effect, if any, that any future issuances may have on the market price for our common stock.

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

As of June 30, 2016, our directors, executive officers and their affiliates beneficially own, in the aggregate, 55.6% of our issued and outstanding common stock. Specifically, investment funds and entities affiliated with Warburg Pincus own, in the aggregate, 33.8% of our issued and outstanding common stock, and investment funds and entities affiliated with Goldman Sachs own, in the aggregate, approximately 10.9% of our issued and outstanding common stock. As a result, these stockholders, if they act together, could have significant influence over the outcome of matters submitted to our stockholders for approval. Our stockholders’ agreement contains agreements among the parties with respect to certain matters, including the election of directors, and certain restrictions on our ability to effect specified corporate transactions. If these stockholders were to act together, they could have significant influence over the management and affairs of our company. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock. In particular, the significant ownership interest of investment funds and entities affiliated with Warburg Pincus and Goldman Sachs in our common stock could adversely affect investors’ perceptions of our corporate governance practices.

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

We understand that SAMIH’s affiliates intend to disclose in their next annual or quarterly report that Santander UK holds two frozen savings accounts and two frozen current accounts for three customers resident in the United Kingdom who are currently designated by the United States under the Specially Designated Global Terrorist, or SDGT, sanctions program. The accounts held by each customer were blocked after the customer’s designation and have remained blocked and dormant through the first half of 2016. Revenue generated by Santander UK on these accounts in the first half of 2016 was £7.31 while net profits in the first half of 2016 were negligible relative to the overall profits of Banco Santander, S.A.

We also understand that SAMIH’s affiliates intend to disclose in their next annual or quarterly report that an Iranian national, resident in the United Kingdom, who is currently designated by the United States under the Iran Financial Sanctions Regulations, or IFSR, and the Weapons of Mass Destruction Proliferators Sanctions Regulations, held a mortgage with Santander UK that was issued prior to any such designation. The mortgage account was redeemed and closed on April 13, 2016. No further drawdown has been made or would be allowed under this mortgage although Santander UK continued to receive repayment installments prior to redemption. In the first half of 2016, total revenue generated by Santander UK in connection with the mortgage was £434.64 while net profits were negligible relative to the overall profits of Banco Santander, S.A. Santander UK does not intend to enter into any new relationships with this customer, and any disbursements will only be made in accordance with applicable sanctions. The same Iranian national also held two investment accounts with SIML. The funds within both accounts were invested in the same portfolio fund. The accounts remained frozen until the investments were closed on May 12, 2016 and checks issued to customer on May 13, 2016. Total revenue in the first half of 2016 generated by Santander UK in connection with the investment accounts was £7.60 while net profits in the first half of 2016 were negligible relative to the overall profits of Banco Santander, S.A.

We also understand that SAMIH’s affiliates intend to disclose in their next annual or quarterly report that a United Kingdom national designated by the United States under the SDGT sanctions program holds a Santander UK current account. The account remained in arrears through the first half of 2016 (£1,344.01 in debit) and is currently being managed by Santander UK Collections & Recoveries department.

We also understand that SAMIH’s affiliates intend to disclose in their next annual or quarterly report that, during the first half of 2016, Santander UK identified an Office of Foreign Assets Control name match on a power of attorney account. A party listed on the account is currently designated by the United States under the SDGT sanctions program and the IFSR. During the first half of 2016, related revenue generated by Santander UK was £129.21 while net profits in the first half of 2016 were negligible relative to the overall profits of Banco Santander, S.A.

ITEM 6.	EXHIBITS

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDURANCE INTERNATIONAL GROUP HOLDINGS, INC.

Date: August 8, 2016	By:	/s/ Marc Montagner
Marc Montagner
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number

2.1	Agreement and Plan of Merger, dated October 30, 2015, by and among Constant Contact, Inc., the Registrant, and Paintbrush Acquisition Corporation*	8-K	001-36131	November 2, 2015	2.1

3.1	Restated Certificate of Incorporation of the Registrant	S-1/A	333-191061	October 23, 2013	3.3

3.2	Amended and Restated Bylaws of the Registrant	S-1/A	333-191061	October 23, 2013	3.5

4.1	Specimen certificate evidencing shares of common stock of the Registrant	S-1/A	333-191061	October 8, 2013	4.1

4.2	Second Amended and Restated Registration Rights Agreement, dated as of October 24, 2013, by and among the Registrant and the other parties thereto	10-Q	001-36131	November 7, 2014	4.2

4.3	Stockholders Agreement, dated as of October 24, 2013, by and among the Registrant and certain holders of the Registrant’s common stock	10-Q	001-36131	November 7, 2014	4.3

4.4	Indenture (including form of Note), dated as of February 9, 2016, among EIG Investors Corp., the Registrant, the Endurance Guarantors party thereto and Wilmington Trust, National Association, as trustee	8-K	001-36131	February 10, 2016	4.1

4.5	Purchase Agreement, dated as of February 8, 2016, among EIG Investors Corp., the Registrant, the Endurance Guarantors party thereto, Goldman, Sachs & Co., Credit Suisse Securities (USA) LLC and Jefferies LLC	10-Q	001-36131	May 9, 2016	4.5

4.6	Exchange and Registration Rights Agreement, dated as of February 9, 2016, among EIG Investors Corp., the Registrant, the Endurance Guarantors party thereto, Goldman, Sachs & Co., Credit Suisse Securities (USA) LLC and Jefferies LLC	10-Q	001-36131	May 9, 2016	4.6

10.1#	2016 Management Incentive Plan	8-K	001-36131	May 3, 2016	4.1

10.2#	Amended and Restated 2013 Stock Incentive Plan					X

10.3#	Form of Director Restricted Stock Agreement under the 2013 Stock Incentive Plan					X

10.4	Form of Incentive Stock Option Agreement (double trigger) under the 2011 Stock Incentive Plan					X

10.5	Form of Non-Statutory Stock Option Agreement (double trigger) under the 2011 Stock Incentive Plan					X

10.6	Form of Restricted Stock Unit Agreement (double trigger) under the 2011 Stock Incentive Plan					X

10.7	Changes to NEO Target Annual Cash Bonus Percentages					X

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Endurance agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule or exhibit upon request.
#	Management contract or any compensatory plan, contract or agreement.