Form 10-Q
period 2016-09-30
Endurance International Group Holdings, Inc.
filed 2016-11-04
CIK 1237746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 31, 2016, there were 141,511,981 shares of the issuer’s common stock, $0.0001 par value per share, outstanding.

Endurance International Group Holdings, Inc.

Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)

	December 31, 2015	September 30, 2016
Assets
Current assets:
Cash and cash equivalents	$33,030	$63,148
Restricted cash	1,048	3,483
Accounts receivable	12,040	11,193
Prepaid domain name registry fees	55,793	55,444
Prepaid expenses and other current assets	15,675	32,274

Total current assets	117,586	165,542
Property and equipment—net	75,762	97,093
Goodwill	1,207,255	1,859,671
Other intangible assets—net	359,786	650,770
Deferred financing costs	—	5,345
Investments	27,905	20,710
Prepaid domain name registry fees, net of current portion	9,884	10,114
Other assets	4,322	4,428

Total assets	$1,802,500	$2,813,673

Liabilities, redeemable non-controlling interest and stockholders’ equity
Current liabilities:
Accounts payable	$12,280	$13,977
Accrued expenses	50,869	81,815
Deferred revenue	285,945	356,747
Current portion of notes payable	77,500	69,200
Current portion of capital lease obligations	5,866	7,108
Deferred consideration—short term	51,488	13,153
Other current liabilities	3,973	3,507

Total current liabilities	487,921	545,507
Long-term deferred revenue	79,682	91,855
Notes payable—long term, net of original issue discounts of $0 and $26,707, and deferred financing costs of $990 and $44,681, respectively	1,014,885	1,961,512
Capital lease obligations—long term	7,215	2,082
Deferred tax liability	28,786	31,081
Deferred consideration—long term	813	7,324
Other liabilities	3,524	9,892

Total liabilities	1,622,826	2,649,253

Redeemable non-controlling interest	—	14,129
Commitments and contingencies
Stockholders’ equity:
Preferred Stock—par value $0.0001; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock—par value $0.0001; 500,000,000 shares authorized; 132,024,558 and 133,786,885 shares issued at December 31, 2015 and September 30, 2016, respectively; 131,938,485 and 133,786,885 outstanding at December 31, 2015 and September 30, 2016, respectively	14	14
Additional paid-in capital	848,740	858,195
Accumulated other comprehensive loss	(1,718)	(2,589)
Accumulated deficit	(667,362)	(705,329)

Total stockholders’ equity	179,674	150,291

Total liabilities, redeemable non-controlling interest and stockholders’ equity	$1,802,500	$2,813,673

See accompanying notes to consolidated financial statements.

Endurance International Group Holdings, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Revenue	$188,523	$291,193	$548,272	$819,019
Cost of revenue	110,773	149,427	316,684	438,980

Gross profit	77,750	141,766	231,588	380,039

Operating expense:
Sales and marketing	37,523	75,341	109,791	234,944
Engineering and development	7,902	23,988	19,906	67,930
General and administrative	21,751	33,399	58,429	108,508
Transactions expenses	1,461	159	4,602	32,257

Total operating expense	68,637	132,887	192,728	443,639

Income (loss) from operations	9,113	8,879	38,860	(63,600)

Other income (expense):
Other income (loss)	—	(4,845)	5,440	6,565
Interest income	107	162	316	438
Interest expense	(14,624)	(41,208)	(42,956)	(112,573)

Total other expense—net	(14,517)	(45,891)	(37,200)	(105,570)

Income (loss) before income taxes and equity earnings of unconsolidated entities	(5,404)	(37,012)	1,660	(169,170)
Income tax expense (benefit)	5,397	(7,387)	9,082	(121,220)

Loss before equity earnings of unconsolidated entities	(10,801)	(29,625)	(7,422)	(47,950)
Equity loss of unconsolidated entities, net of tax	4,550	173	9,116	1,197

Net loss	(15,351)	(29,798)	(16,538)	(49,147)

Net loss attributable to non-controlling interest	—	(1,206)	—	(14,326)
Excess accretion of non-controlling interest	—	3,145	—	3,145

Total net income (loss) attributable to non-controlling interest	—	1,939	—	(11,181)

Net loss attributable to Endurance International Group Holdings, Inc.	$(15,351)	$(31,737)	$(16,538)	$(37,966)

Comprehensive income (loss):
Foreign currency translation adjustments	(836)	112	(1,358)	994
Unrealized gain (loss) on cash flow hedge, net of taxes of $0 and ($65), and $0 and ($889) for the three and nine months ended September 30, 2015 and 2016, respectively	—	72	—	(1,866)

Total comprehensive loss	$(16,187)	$(31,553)	$(17,896)	$(38,838)

Basic and Diluted net loss per share attributable to Endurance International Group Holdings, Inc.	$(0.12)	$(0.24)	$(0.13)	$(0.29)

Weighted-average common shares used in computing net loss per share attributable to Endurance International Group Holdings, Inc.:
Basic and Diluted	131,398,446	133,550,168	131,195,109	133,038,542

See accompanying notes to consolidated financial statements.

Endurance International Group Holdings, Inc.

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2015	2016
Cash flows from operating activities:
Net loss	$(16,538)	$(49,147)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	24,649	46,942
Amortization of other intangible assets	67,191	105,679
Impairment of long lived assets	—	8,285
Amortization of deferred financing costs	62	4,322
Amortization of net present value of deferred consideration	488	2,426
Dividend from equity method investment	—	50
Amortization of original issue discounts	—	2,116
Stock-based compensation	20,272	48,218
Deferred tax expense (benefit)	5,621	(124,547)
Gain on sale of assets	(155)	(168)
Gain from unconsolidated entities	(5,440)	(6,565)
Loss of unconsolidated entities	9,116	1,197
(Gain) loss from change in deferred consideration	1,083	(33)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,742)	1,376
Prepaid expenses and other current assets	(9,254)	(9,206)
Accounts payable and accrued expenses	9,257	12,294
Deferred revenue	29,204	58,565

Net cash provided by operating activities	133,814	101,804

Cash flows from investing activities:
Businesses acquired in purchase transactions, net of cash acquired	(73,212)	(889,634)
Cash paid for minority investment	(7,250)	(5,600)
Purchases of property and equipment	(23,267)	(29,317)
Proceeds from note receivable	3,454	—
Proceeds from sale of assets	284	242
Purchases of intangible assets	(44)	(27)
Deposits (withdrawals) of principal balances in restricted cash accounts	(109)	(738)

Net cash used in investing activities	(100,144)	(925,074)

Cash flows from financing activities:
Proceeds from issuance of term loan and notes, net of original issue discounts	—	1,056,178
Repayments of term loans	(7,875)	(42,775)
Proceeds from borrowing of revolver	109,000	49,500
Repayment of revolver	(89,000)	(83,000)
Payment of financing costs	—	(52,561)
Payment of deferred consideration	(10,591)	(43,080)
Payment of redeemable non-controlling interest	(30,543)	(33,425)
Principal payments on capital lease obligations	(2,827)	(4,372)
Capital investment from minority partner	—	2,776
Proceeds from exercise of stock options	1,147	2,304

Net cash (used in) provided by financing activities	(30,689)	851,545

Net effect of exchange rate on cash and cash equivalents	(1,198)	1,843

Net increase in cash and cash equivalents	1,783	30,118
Cash and cash equivalents:
Beginning of period	32,379	33,030

End of period	$34,162	$63,148

Supplemental cash flow information:
Interest paid	$42,449	$91,181
Income taxes paid	$3,974	$3,399

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

Unaudited Interim Financial Information

The accompanying interim consolidated balance sheet as of September 30, 2016, and the related consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2015 and 2016, cash flows for the nine months ended September 30, 2015 and 2016, and the notes to consolidated financial statements are unaudited. These unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. The unaudited consolidated financial statements include, in the opinion of management, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of the Company’s financial position at September 30, 2016, results of operations for the three and nine months ended September 30, 2015 and 2016 and cash flows for the nine months ended September 30, 2015 and 2016. The consolidated results in the consolidated statements of operations and comprehensive loss are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2016.

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

As required by ASC 815, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

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

Software Development Costs

The Company accounts for software development costs for internal-use software under the provisions of ASC 350-40, Internal-Use Software. Accordingly, certain costs to develop internal-use computer software are capitalized, provided these costs are expected to be recoverable. The Company capitalized internal-use software development costs of $1.7 million and $4.5 million, during the three and nine months ended September 30, 2015, respectively, and $2.9 million and $9.3 million, during the three and nine months ended September 30, 2016, respectively.

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

At December 31, 2015, the Company had one reporting unit. The goodwill impairment assessment as of December 31, 2015 was based on then-current market capitalization. As of December 31, 2015, the fair value of the Company’s reporting unit exceeded the carrying value of the reporting unit’s net assets. Therefore, no impairment existed as of that date. For the nine months ended September 30, 2016, the Company determined that there were no factors to indicate that the fair value of its reporting units could be impaired, therefore, no impairment testing was performed during this period.

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

The Company had goodwill of $1,207.3 million and $1,859.7 million as of December 31, 2015 and September 30, 2016, respectively, and no impairment charges have been recorded.

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

Determination of the estimated useful lives of the individual categories of intangible assets is based on the nature of the applicable intangible asset and the expected future cash flows to be derived from the intangible asset. Amortization of intangible assets with finite lives other than developed technology is recognized in accordance with their estimated projected cash flows. Developed technology is amortized on a straight line basis over the estimated useful economic life which has a weighted average useful life of 7 years.

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

During the nine months ended September 30, 2016, the Company determined that a portion of an internally developed software tool would not meet its needs following the acquisition of Constant Contact, resulting in an impairment charge of $2.0 million which was recorded in engineering and development expense in the consolidated statements of operations and comprehensive loss. Additionally, during the nine months ended September 30, 2016, the Company recognized an impairment charge of $0.5 million relating to internally developed software relating to Webzai Ltd. (“Webzai”), and another impairment charge of $4.4 million relating to developed technology acquired in the Webzai acquisition, for a total impairment charge relating to this software of $4.9 million, which was recorded in engineering and development expense in the consolidated statements of operations and comprehensive loss. Refer to Note 4: Property and Equipment and Capital Lease Obligations and Note 7: Goodwill and Other Intangible Assets for further details.

Furthermore, during the nine months ended September 30, 2016, the Company incurred impairment charges of $8.3 million, which includes the $2.0 million charge to abandon a portion of the internally developed software tool and the $4.9 million charge relating to the Webzai software and developed technology, both mentioned above, and a charge of $1.4 million to impair certain acquired IPR&D projects from the Webzai acquisition that were abandoned during the three months ended March 31, 2016. Refer to Note 4: Property and Equipment and Capital Lease Obligations, Note 7: Goodwill and Other Intangible Assets, and Acquired In-Process Research and Development (IPR&D) below for further details.

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

Acquired In-Process Research and Development (IPR&D)

Acquired IPR&D represents the fair value assigned to research and development assets that the Company acquires in connection with business combinations that have not been completed at the date of acquisition. The acquired IPR&D is capitalized as an intangible asset and reviewed on a quarterly basis to determine future use. Any impairment loss of the acquired IPR&D is charged to expense in the period the impairment is identified. No such impairment loss was identified for the three and nine months ended September 30, 2015. In March 2016, the Company identified that the acquired fair value of the remaining IPR&D acquired in connection with its acquisition of Webzai was impaired. At that time, the Company recorded a $1.4 million impairment charge, which is reflected in engineering and development expense during the nine months ended September 30, 2016 in the Company’s consolidated statements of operations and comprehensive loss.

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

Under ASU 2009-13, to treat deliverables in a multiple-element service arrangement as separate units of accounting, the deliverables must have standalone value upon delivery. If the deliverables have standalone value upon delivery, the Company accounts for each deliverable separately. Hosting services, domain name registrations, and other cloud-based products and services have standalone value and are often sold separately.

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

The Company maintains a reserve for refunds and chargebacks related to revenue that has been recognized and is expected to be refunded. The Company had a refund and chargeback reserve of $0.5 million and $0.6 million as of December 31, 2015 and September 30, 2016, respectively. The portion of deferred revenue that is expected to be refunded at December 31, 2015 and September 30, 2016 was $1.8 million and $2.0 million, respectively. Based on refund history, approximately 80% of all refunds happen in the same fiscal month that the contract starts or renews, and approximately 92% of all refunds happen within 45 days of the contract start or renewal date.

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

ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is more likely than not to be realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. There were no unrecognized tax benefits in the three or nine months ended September 30, 2015 and 2016.

The Company records interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the three and nine months ended September 30, 2015 and 2016, the Company did not recognize any interest and penalties related to unrecognized tax benefits.

Stock-Based Compensation

The Company may issue restricted stock units, restricted stock awards and stock options which vest upon the satisfaction of a performance condition and/or a service condition. The Company follows the provisions of ASC 718, Compensation—Stock Compensation, or ASC 718, which requires employee stock-based payments to be accounted for under the fair value method. Under this method, the Company is required to record compensation cost based on the estimated fair value for stock-based awards granted over the requisite service periods for the individual awards, which generally equals the vesting periods, net of estimated forfeitures. The Company uses the straight-line amortization method for recognizing stock-based compensation expense. In addition, for stock-based awards where vesting is dependent upon achieving certain performance goals, the Company estimates the likelihood of achieving the performance goals against established performance targets.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
	(unaudited)
	(in thousands, except share amounts and per share data)
Net loss attributable to Endurance International Group Holdings, Inc.	$(15,351)	$(31,737)	$(16,538)	$(37,966)

Net loss per share attributable to Endurance International Group Holdings, Inc.:
Basic and diluted	$(0.12)	$(0.24)	$(0.13)	$(0.29)

Weighted-average common shares outstanding used in computing net loss per share attributable to Endurance International Group Holdings, Inc.
Basic and diluted	131,398,446	133,550,168	131,195,109	133,038,542

The following number of weighted average potentially dilutive shares were excluded from the calculation of diluted loss per share because the effect of including such potentially dilutive shares would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
	(unaudited)
Restricted stock awards and units	2,641,996	9,554,260	2,205,577	8,605,808
Options	7,340,592	12,050,726	6,511,464	10,673,967

Total	9,982,588	21,604,986	8,717,041	19,279,775

Reclassification

During the three months ended September 30, 2016, the Company reclassified a payment of $15.4 million made during the three months ended June 30, 2016, from “Businesses acquired in purchase transactions, net of cash acquired” to “Payment of redeemable non-controlling interest.” During the three months ended September 30, 2016, the Company also made an $18.0 million payment which is included in “Payment of redeemable non-controlling interest.” Each of these two payments, in the aggregate amount of $33.4 million, were paid as partial redemption of non-controlling interest in WZ (UK) Ltd. (“WZ UK”).

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. Since then, the FASB has also issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606), Principals versus Agent Considerations and ASU 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing, which further elaborate on the original ASU No. 2014-09. The core principle of these updates is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgments and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. In July 2015, the FASB approved a one-year deferral of the effective date to January 1, 2018, with early adoption to be permitted as of the original effective date of January 1, 2017. Once this standard becomes effective, companies may use either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of its pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which it will adopt the standard.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes, or ASU 2015-17. This new guidance requires that deferred tax liabilities and assets be classified as noncurrent in the balance sheet, in order to simplify the presentation of deferred income taxes. ASU 2015-17 is effective for annual reporting periods beginning after December 15, 2016. The Company adopted ASU 2015-17 as of the fourth quarter in 2015, on a prospective basis, and it did not have a material impact on its consolidated financial statements.

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

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. This new standard clarifies certain statement of cash flow presentation issues. This amendment is effective for annual periods beginning after December 15, 2017, and early adoption is permitted. The Company is currently evaluating the impact of its pending adoption of the new standard on its consolidated financial statements.

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

WZ (UK) Ltd.

In August 2014, the Company made an aggregate investment of $3.9 million for a joint venture with a 49% ownership interest in WZ UK, which is a provider of technology and sales and marketing services associated with web builder solutions. The Company and the other shareholders of WZ UK entered into a put and call option for the Company to acquire additional equity interests WZ UK under certain circumstances.

On January 6, 2016, the Company partially exercised this option, which increased its stake in WZ UK from 49% to 57.5%. Upon the exercise of the option, the Company estimated the fair value of the assets and liabilities in accordance with the guidance for business combinations and estimated that the value of the non-controlling interest (“NCI”) on January 6, 2016 was $10.8 million. The estimated aggregate purchase price of $22.2 million included a gain of $11.4 million that was calculated based on the implied fair value of the Company’s 49% equity investment and the NCI of $10.8 million, which were allocated on a preliminary basis to goodwill of $21.6 million, intangible assets consisting of subscriber relationships of $4.9 million, and property, plant and equipment of $0.3 million, offset by deferred revenue of $3.3 million and negative working capital of $1.3 million. Goodwill related to the acquisition, which is part of the Company’s “Flagship” reporting unit, is not deductible for tax purposes.

The Company recognized the $11.4 million gain in other income in the Company’s consolidated statements of operations and comprehensive loss. As the NCI is subject to a put option that is outside the control of the Company, it is deemed a redeemable non-controlling interest and not recorded in permanent equity, and is being presented as mezzanine redeemable non-controlling interest on the consolidated balance sheet. The difference between the initial fair value of the redeemable non-controlling interest and the value expected to be paid on exercise, which is estimated to be $30.0 million, was being accreted over the period commencing January 6, 2016, and up to the end of the second call option period which was August 14, 2016. Adjustments to the carrying amount of the redeemable non-controlling interest were charged to additional paid-in capital.

On May 16, 2016, the Company amended the put and call option described above to allow it to acquire an additional equity interest in WZ UK earlier than August 2016. Pursuant to this amended option, on the same date the Company acquired an additional 20% stake in WZ UK for $15.4 million, thus increasing its ownership interest from 57.5% to 77.5%.

On July 13, 2016, WZ UK completed a restructuring pursuant to which the Company and the minority shareholders of Pseudio Limited and Resume Labs Limited sold their shares in these entities to WZ UK, in exchange for shares in WZ UK. As a result of the restructuring, Pseudio Limited and Resume Labs Limited became wholly-owned subsidiaries of WZ UK, and the Company’s ownership of WZ UK was diluted from 77.5% to 76.4%. Immediately subsequent to the restructuring, the Company acquired an additional 10% equity interest in WZ UK for $18.0 million, thereby increasing the Company’s ownership interest to 86.4%.

Concurrent with the restructuring, the Company amended the put and call option described above so as to allow the Company to acquire the remaining 13.6% equity interest in WZ UK for $25.0 million under certain circumstances. The put option is exercisable beginning on July 1, 2017. The Company started accreting to the $25.0 million starting in July 2016. Refer to Note 13: Redeemable for Non-controlling Interest for further details.

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

The aggregate purchase price of $1.1 billion, which was paid in cash at the closing, is being allocated on a preliminary basis to intangible assets consisting of subscriber relationships, developed technology and trade names of $263.0 million, $83.0 million and $52.0 million, respectively, goodwill of $603.9 million, property and equipment of $40.7 million, and working capital of $184.2 million, offset by net a net deferred tax liability of $125.8 million and deferred revenue of $25.2 million. The goodwill reflects the value of expected synergies.

Goodwill related to the acquisition, which is included in the Company’s “Constant Contact” reporting unit, is not deductible for tax purposes.

Pro Forma Disclosure

The Company acquired Constant Contact on February 9, 2016, and the results of Constant Contact have been included in the results of the Company since February 10, 2016. The following unaudited information is presented as if the Constant Contact acquisition was completed as of January 1, 2015. The Company has not presented unaudited pro forma results for the quarterly periods following March 31, 2016, as Constant Contact is included for the entire fiscal periods after that date. The unaudited pro forma results are not necessarily indicative of the actual results that would have occurred had the transaction actually taken place at the beginning of the period indicated. Unaudited pro forma revenue for the three months ended September 30, 2015 was $279.6 million. Unaudited pro forma net loss attributable to Endurance International Group Holdings, Inc. for the three months ended September 30, 2015 was $30.7 million.

Unaudited pro forma revenue for the nine months ended September 30, 2015 and 2016 was $819.7 million and $859.7 million, respectively. Unaudited pro forma net loss attributable to Endurance International Group Holdings, Inc. for the nine months ended September 30, 2015 and 2016 was $81.8 million and $24.2 million, respectively.

Unaudited pro forma net loss includes adjustments for additional interest expense related to the debt incurred in connection with the acquisition of Constant Contact.

Pro forma revenue for the three and nine months ended September 30, 2016 has been reduced by $0.6 million and $14.8 million, respectively, due to the application of purchase accounting for Constant Contact, which reduced the fair value of deferred revenue as of the closing date. Additionally, pro forma net loss for the three and nine months ended September 30, 2016 includes restructuring charges of approximately $5.7 million and $22.0 million, respectively, as the Company implemented plans to reduce the cost structure of the combined businesses.

AppMachine B.V.

In December 2014, the Company made an aggregate investment of $15.2 million to acquire a 40% ownership interest in AppMachine B.V. (“AppMachine”), which is a developer of software that allows users to build mobile applications for smart devices such as phones and tablets. Under the terms of the investment agreement for AppMachine, the Company was obligated to purchase the remaining 60% of AppMachine in three tranches of 20% within specified periods if AppMachine achieved a specified minimum revenue threshold within a designated timeframe. The consideration for each of those three tranches was to be calculated as the product of AppMachine’s revenue, as defined in that investment agreement, for the trailing twelve-month period prior to the applicable determination date times a specified multiple based upon year over year revenue growth multiplied by 20%.

On July 27, 2016, the Company acquired the remaining 60% equity interest in AppMachine, increasing the Company’s stake to 100%. In connection with the acquisition, the parties terminated the prior investment agreement pursuant to which the Company was obligated to purchase the remaining shares in AppMachine in three tranches. The total consideration based on the new agreement was $22.5 million, of which $5.5 million was paid upon closing, and the remaining $17.0 million (which includes $4.0 million of post-acquisition compensation expense) will be paid in annual installments over a period of four years, commencing with June 21, 2017. The net present value of the additional consideration is $11.5 million, which is included in the aggregate purchase price and recorded as deferred consideration in the Company’s consolidated balance sheets as of September 30, 2016. The remaining $1.5 million is being accreted as interest expense. The $4.0 million relating to retention bonuses is being accrued over the employment term associated with these employees.

On the date of acquisition, the Company recognized a loss of $4.9 million that was calculated based on the implied fair value of the investment, which was recorded in other income (expense) in the Company’s consolidated statements of operations and comprehensive loss.

The purchase price of $25.7 million, which consists of the purchase consideration of $13.0 million, at a present value of $11.5 million, and the carrying value of the existing investment of $13.6 million, partially offset by the loss of $4.9 million, is being allocated on a preliminary basis to intangible assets consisting of subscriber relationships of $0.1 million, developed technology of $1.7 million, and technology in the process of development of $1.7 million, goodwill of $20.3 million, property and equipment of $0.6 million, and working capital of approximately $2.3 million, offset by a deferred tax liability of $0.6 million, deferred revenue of $0.2 million, and other long term liabilities of $0.1 million. Goodwill related to the acquisition, which is included in the Company’s “Flagship” reporting unit, is not deductible for tax purposes. The goodwill reflects the value of expected synergies and technology know-how.

Financial Performance

The Company recorded revenue attributable to its 2016 acquisitions in its consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2016 of $99.4 million and $239.1 million, respectively. The acquisitions 2016 generated income (loss) for the three and nine months ended September 30, 2016 of $5.7 million and ($36.5) million which is recorded in the Company’s consolidated statements of operations and comprehensive loss. The $32.3 million of transaction expenses in the Company’s consolidated statements of operations and comprehensive loss included a $16.8 million charge related to the accelerated vesting of certain Constant Contact equity awards, and approximately $15.5 million in advisor, legal, and other acquisition-related fees.

For the intangible assets acquired in connection with all acquisitions completed during the three and nine months ended September 30, 2016, developed technology has a weighted-useful life of 4.1 years, subscriber relationships have a weighted-useful life of 4.4 years and trade names have a weighted-useful life of 4.7 years.

Summary of Deferred Consideration Related to Acquisitions

Components of short-term and long-tern deferred consideration as of December 31, 2015 and September 30, 2016, consisted of the following:

	December 31, 2015		September 30, 2016
	Short- term	Long- term	Short- term	Long- term
	(in thousands)
Mojoness, Inc. (Acquired in 2012)	$657	$813	$768	—
Typepad Holdings LLC (Acquired in 2013)	2,800	—	2,800	—
Webzai Ltd. (Acquired in 2014)	2,848	—	—	—
BuyDomains (Acquired in 2014)	4,283	—	—	—
Verio (Acquired in 2015)	2,474	—	1,051	—
World Wide Web Hosting (Acquired in 2015)	4,600	—	—	—
Ace Data Center (Acquired in 2015)	29,626	—	—	—
Ecommerce LLC (Acquired in 2015)	4,200	—	4,200	—
Social Booster (Acquired in 2016)	—	—	40	25
AppMachine (Acquired in 2016)	—	—	4,294	7,299

Total	$51,488	$813	$13,153	$7,324

4. Property and Equipment and Capital Lease Obligations

Components of property and equipment consisted of the following:

	December 31, 2015	September 30, 2016
	(in thousands)
Land	$713	$713
Building	5,091	5,304
Software	40,336	50,675
Computers and office equipment	97,332	134,696
Furniture and fixtures	5,914	10,705
Leasehold improvements	7,126	21,314
Construction in process	6,137	5,374

Property and equipment—at cost	162,649	228,781
Less accumulated depreciation	(86,887)	(131,688)

Property and equipment—net	$75,762	$97,093

Depreciation expense related to property and equipment for the three months ended September 30, 2015 and 2016 was $8.5 million and $17.0 million, respectively. Depreciation expense related to property and equipment for the nine months ended September 30, 2015 and 2016 was $24.6 million and $46.9 million, respectively.

The Company evaluates long-lived assets such as property plant and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indicators of impairment are present and undiscounted future cash flows are less than the carrying amount, the fair value of the assets is determined and compared to the carrying value. If the fair value is less than the carrying value, then the carrying value of the asset is reduced to the estimated fair value and an impairment loss is charged to expense in the period the impairment is identified. During the nine months ended September 30, 2016, the Company determined that a portion of an internally developed software tool would not meet its needs following the acquisition of Constant Contact. As a result, the Company recorded a $2.0 million impairment charge in engineering and development expense in the Company’s consolidated statements of operations and comprehensive loss. Additionally, in the nine months ended September 30, 2016, the Company recorded an impairment charge of $0.5 million in engineering and development expense relating to internally developed software, developed after the Webzai acquisition, which closed in August 2014, after evaluating it for impairment in accordance with ASC 360, Property, Plant and Equipment. This software is also linked to certain developed technology that was acquired as part of the Webzai acquisition and was also determined to be impaired. Refer to Note 7: Goodwill and Other Intangible Assets for further details.

Property under capital lease with a cost basis of $21.5 million was included in software as of September 30, 2016. The net carrying value of property under capital lease as of September 30, 2016 was $8.3 million.

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

As of December 31, 2015 and September 30, 2016, the Company’s financial assets or liabilities required to be measured on a recurring basis are accrued earn-out consideration payable in connection with the 2012 acquisition of certain assets of Mojoness, Inc., or Mojo, and the 2015 interest rate cap. The Company has classified its interest rate cap discussed in Note 6 below within Level 2 of the fair value hierarchy. The Company has classified its liabilities for contingent earn-out consideration related to Mojo within Level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which include probability weighted cash flows. During the nine months ended September 30, 2016, the Company paid $0.7 million related to the earn-out provisions for the Mojo acquisition.

Basis of Fair Value Measurements

	Balance	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Balance at December 31, 2015:
Financial assets:
Interest rate cap (included in other assets)	$3,130	—	$3,130	$—

Total financial assets	$3,130	$—	$3,130	$—

Financial liabilities:
Contingent earn-out consideration (included in deferred consideration)	$1,469	—	—	$1,469

Total financial liabilities	$1,469	$—	$—	$1,469

Balance at September 30, 2016:
Financial assets:
Interest rate cap (included in other assets)	$375	—	$375	$—

Total financial assets	$375	$—	$375	$—

Financial liabilities:
Contingent earn-out consideration (included in deferred consideration)	$768	—	—	$768

Total financial liabilities	$768	$—	$—	$768

The following table summarizes the changes in the financial liabilities measured on a recurring basis using Level 3 inputs as of September 30, 2016:

Amount
(in thousands)
Financial liabilities measured using Level 3 inputs at December 31, 2015	$1,469
Payment of contingent earn-outs related to 2012 acquisition	(668)
Change in fair value of contingent earn-outs	(33)

Financial liabilities measured using Level 3 inputs at September 30, 2016	$768

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

The effective portion of changes in the fair value of derivatives that qualify as cash flow hedges is recorded in AOCI, and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Any ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. There was no ineffectiveness recorded in earnings for the three and nine months ended September 30, 2016.

As of September 30, 2016, the Company had one interest rate cap with $500.0 million notional value outstanding that was designated as a cash flow hedge of interest rate risk. The fair value of the interest rate contracts included in other assets on the consolidated balance sheet as of September 30, 2016 was $0.4 million, and the Company recognized an immaterial amount of interest expense in the Company’s consolidated statement of operations for the three and nine months ended September 30, 2016, respectively. The Company recognized a $1.9 million loss, net of a tax benefit of $0.9 million in AOCI for the nine months ended September 30, 2016, of which the Company estimates that $0.3 million will be reclassified as an increase to interest expense in the next twelve months.

7. Goodwill and Other Intangible Assets

The following table summarizes the changes in the Company’s goodwill balances from December 31, 2015 to September 30, 2016 for the Company’s two reporting units:

	Flagship Unit	Constant Contact Unit	Total
	Amount	Amount	Amount
	(in thousands)	(in thousands)	(in thousands)
Goodwill balance at December 31, 2015	$1,207,255	$—	$1,207,255
Goodwill related to 2015 acquisitions	5,978	—	5,978
Goodwill related to 2016 acquisitions	41,887	603,892	645,779
Foreign translation impact	659	—	659

Goodwill balance at September 30, 2016	$1,255,779	$603,892	$1,859,671

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

During the nine months ended September 30, 2016, the Company wrote-off acquired in-process research and development of $1.4 million related to its acquisition of Webzai in 2014, as the Company had abandoned certain research and development projects in favor of other projects. Additionally, during the nine months ended September 30, 2016, the Company recorded an impairment charge of $4.4 million relating to developed technology from the Webzai acquisition, after evaluating it for impairment in accordance with ASC 350. This developed technology is also linked to certain internally developed software that was developed at Webzai after its acquisition by the Company which was also determined to be impaired. Refer to Note 4: Property and Equipment and Capital Lease Obligations, for further details.

At September 30, 2016, other intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(dollars in thousands)
Developed technology	$283,455	$103,031	$180,424	7 years
Subscriber relationships	660,080	321,696	338,384	7 years
Trade-names	133,924	53,622	80,302	8 years
Intellectual property	34,084	9,380	24,704	13 years
Domain names available for sale	29,745	4,502	25,243	Indefinite
Leasehold interests	314	314	—	1 year
In-process research and development	1,713	—	1,713	—

Total September 30, 2016	$1,143,315	$492,545	$650,770

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

The Company’s amortization expense is included in cost of revenue in the aggregate amounts of $23.8 million and $38.0 million for the three months ended September 30, 2015 and 2016, respectively. The Company’s amortization expense is included in cost of revenue in the aggregate amounts of $67.2 million and $105.7 million for the nine months ended September 30, 2015 and 2016, respectively.

8. Investments

As of December 31, 2015 and September 30, 2016, the Company’s carrying value of investments in privately-held companies was $27.9 million and $20.7 million, respectively.

In January 2012, the Company made an initial investment of $0.3 million to acquire a 25% interest in BlueZone Labs, LLC (“BlueZone”), a provider of “do-it-yourself” tools and managed search engine optimization services.

The Company also has an agreement with BlueZone to purchase products and services. During the three months ended September 30, 2015 and 2016, the Company purchased $0.2 million and $0.4 million, respectively, of products and services from BlueZone, which is included in cost of revenue in the Company’s consolidated statements of operations and comprehensive loss. During the nine months ended September 30, 2015 and 2016, the Company purchased $0.8 million and $1.2 million, respectively, of products and services from BlueZone, which is included in cost of revenue in the Company’s consolidated statements of operations and comprehensive loss. As of December 30, 2015 and September 30, 2016, $0.1 million and $0.1 million, respectively, relating to the Company’s investment in BlueZone was included in accounts payable and accrued expense in the Company’s consolidated balance sheet.

In May 2014, the Company made a strategic investment of $15.0 million in Automattic, Inc. (“Automattic”), which provides content management systems associated with WordPress. The investment represents less than 5% of the outstanding shares of Automattic and better aligns the Company with an important partner.

In August 2014, the Company made an aggregate investment of $3.9 million for a joint venture with a 49% ownership interest in WZ UK, which is a provider of technology and sales marketing services associated with web builder solutions. On January 6, 2016, the Company exercised an option to increase its stake in WZ UK from 49% to 57.5%. Refer to Note 3: Acquisitions, for further details.

In December 2014, the Company made an aggregate investment of $15.2 million to acquire a 40% ownership interest in AppMachine B.V. (“AppMachine”), which is a developer of software that allows users to build mobile applications for smart devices such as phones and tablets. Under the terms of the investment agreement for AppMachine, the Company was obligated to purchase the remaining 60% of AppMachine in three tranches of 20% within specified periods if AppMachine achieved a specified minimum revenue threshold within a designated timeframe. The agreement was terminated in July 2016, when the Company negotiated and acquired the remaining 60% of the equity interest in AppMachine. Refer to Note 3: Acquisitions for further details.

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

Investments in which the Company’s interest is less than 20% and which are not classified as available-for-sale securities are carried at the lower of cost or net realizable value unless it is determined that the Company exercises significant influence over the investee company, in which case the equity method of accounting is used. For those investments in which the Company’s voting interest is between 20% and 50%, the equity method of accounting is used. Under this method, the investment balance, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee company, as they occur, limited to the extent of the Company’s investment in, advances to and commitments for the investee. These adjustments are reflected in equity (income) loss of unconsolidated entities, net of tax in the Company’s consolidated statements of operations and comprehensive loss. The Company recognized net losses of $4.6 million and $0.2 million for the three months ended September 30, 2015 and 2016, respectively, and net losses of $9.1 million and $1.2 million for the nine months ended September 30, 2015 and 2016, respectively, related to its investments.

From time to time, the Company may make new and follow-on investments and may receive distributions from investee companies. As of September 30, 2016, the Company was not obligated to fund any follow-on investments in these investee companies.

As of September 30, 2016, the Company did not have an equity method investment in which the Company’s proportionate share of the investees’ net income or loss exceeded 10% of the Company’s consolidated assets or income from continuing operations.

9. Notes Payable

In November 2013, following its initial public offering (“IPO”), the Company repaid in full its November 2012 second lien term loan facility of $315.0 million and increased its first lien term loan facility (“November 2013 First Lien”) by $166.2 million to $1,050.0 million. The Company also increased its revolving credit facility by $40.0 million to $125.0 million, none of which was drawn down at the time of the increase. The mandatory repayment of principal on the November 2013 First Lien was increased to approximately $2.6 million at the end of each quarter.

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

This incremental first lien term loan facility will mature seven years from issuance, was issued at a price of 97% of par (subject to the payment of an additional upfront fee of 1.0% on February 28, 2016 under certain circumstances), bears interest at a rate of LIBOR plus 5.0% per annum, subject to a LIBOR floor of 1.0% per annum, and has scheduled amortization of 0.50% per quarter.

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

The Senior Credit Facilities have been fully and unconditionally guaranteed, an secured, by the Company and certain of its subsidiaries (including Constant Contact and certain of its subsidiaries).

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

At December 31, 2015 and September 30, 2016, notes payable consisted of a first lien term loan facility with a principal amount outstanding of $1,026.4 million and $994.6 million, respectively, which bore interest at a LIBOR-based rate of 5.00% and 6.48%, respectively. The current portion of the first lien term loan as of December 31, 2015 and September 30, 2016 was $10.5 million and $21.0 million, respectively. In addition, as of September 30, 2016, notes payable included a $33.5 million outstanding on its revolving credit facility, consisting of two loans of $16.0 million and $17.0 million, which each bore interest at a LIBOR-based rate of 4.52% and 4.53%, respectively, and a loan of $0.5 million which bore interest at an alternate base rate of 6.50%. As of December 31, 2015, notes payable included a bank revolver loan (“2015 Revolver loan”) of $67.0 million, consisting of a loan of $59.0 million which bore interest at a LIBOR-based rate of 7.75% and a loan of $8.0 million which bore interest at an alternate base rate of 8.50%. The amount outstanding under the 2015 Revolver loan as of December 31, 2015 and the amount outstanding under the 2016 revolving credit facility as of September 30, 2016 were classified as current notes payable on the consolidated balance sheet.

In addition, as of September 30, 2016, the notes payable included $724.0 million, net of original issue discounts related to the incremental first lien term loan facility, which bore interest at a LIBOR-based rate of 6.0%. The current portion of the incremental first lien term loan as of September 30, 2016 was $14.7 million.

As of September 30, 2016, notes payable also included the $350.0 million of 10.875% senior notes due 2024, net of original issue discounts.

During the nine months ended September 30, 2015 and 2016, the Company made aggregate mandatory repayments on the November 2013 First Lien of $7.9 million and $15.8 million, respectively. Also, during the nine months ended September 30, 2016, the Company made a voluntary payment of $16.0 million on the November 2013 First Lien, two voluntary prepayments on the incremental first lien term loan facility of $7.4 million, and a mandatory payment on the incremental first lien term loan facility for $3.7 million. During the nine months ended September 30, 2015 and 2016, the Company had drawn down an aggregate amount of $109.0 million and $49.5 million, respectively, on its Revolver loan, and repaid an aggregate amount of $89.0 million and $83.0 million, respectively, of the amounts drawn down, resulting in $70.0 million and $33.5 million outstanding under the Revolver loan at September 30, 2015 and 2016, respectively. The maturity dates of the November 2013 First Lien, the incremental first lien term loan facility and the $350.0 million of 10.875% senior notes are November 9, 2019, February 9, 2023, and February 9, 2024, respectively. There is a springing maturity related to the revolving credit facility. If the Company’s November 2013 First Lien has not been paid in full prior to August 10, 2019 and the final maturity has not been extended to May 11, 2021 or later, then the maturity date of the revolving credit facility is February 9, 2019.

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

Future Debt Maturities

Aggregate principal payments, exclusive of any unamortized original discounts and deferred financing fees, due on long-term debt as of September 30, 2016 are as follows:

Maturity Date as of December 31,	(in thousands)
(Remainder of) 2016	$8,925
2017	$35,700
2018	$35,700
2019	$962,075
2020	$14,700
Thereafter	$1,011,500

Total	$2,068,600

The table above excludes $33.5 million on the Company’s revolving credit facility, which is outstanding as of September 30, 2016 and included in the current portion of notes payable in the Company’s consolidated balance sheets. This table also excludes when the revolving credit facility due date is, which is August 2019.

Interest

The Company recorded $14.6 million and $41.2 million in interest expense for the three months ended September 30, 2015 and 2016, respectively, and $43.0 million and $112.6 million, respectively, for the nine months ended September 30, 2015 and 2016, respectively.

The following table provides a summary of interest rates and interest expense for the three and nine months ended September 30, 2015 and 2016:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2016
	(dollars in thousands)
Interest rate—LIBOR	5.00%-7.75%	4.49%-6.48%	5.00%-7.75%	4.49%-7.75%
Interest rate—reference	8.50%	6.50%	8.50%	6.50%-8.75%
Interest rate—Senior notes	—	10.875%	—	10.875%
Non-refundable fee—unused facility	0.50%	0.50%	0.50%	0.50%
Interest expense and service fees	$14,252	$37,603	$41,931	$103,111
Amortization of deferred financing fees	$21	$1,760	$62	$4,322
Amortization of original issue discounts	—	$844	—	$2,116
Amortization of net present value of deferred consideration	$207	$844	$488	$2,426
Other interest expense	$144	$157	$475	$598

Total interest expense	$14,624	$41,208	$42,956	$112,573

Debt Covenants

Senior Credit Facilities

The Senior Credit Facilities require the Company to comply with a financial covenant to maintain a maximum ratio of consolidated senior secured indebtedness to an EBITDA measure adjusted for bank purposes, as defined in the Company’s existing credit agreement.

The Senior Credit Facilities contain covenants that limit the Company’s ability to, among other things, incur additional debt or issue certain preferred shares; pay dividends on or make other distributions in respect of capital stock; make other restricted payments; make certain investments; sell or transfer certain assets; create liens on certain assets to secure debt; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; and enter into certain transactions with affiliates. Additionally, the Senior Credit Facilities require the Company to comply with certain negative covenants and specify certain events of default that could result in amounts becoming payable, in whole or in part, prior to their maturity dates. The Company was in compliance with all covenants at September 30, 2016.

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

The following table presents the changes in total stockholders’ equity:

Total Stockholders’ Equity
(in thousands)
Balance, December 31, 2015	$179,674
Stock-based compensation	48,218
Stock option exercises	2,304
Foreign currency translation adjustment	994
Unrealized loss on derivative	(1,866)
Non-controlling interest accretion	(30,844)
Non-controlling interest accretion in excess over Fair Value	(3,145)
Investment in Constant Contact	5,395
Income tax from the exercise of stock options	(1,292)
Net loss	(49,147)

Balance, September 30, 2016	$150,291

11. Stock-Based Compensation

2013 Stock Incentive Plan

The Amended and Restated 2013 Stock Incentive Plan (the “2013 Plan”) of the Company became effective upon the closing of its IPO. The 2013 Plan provides for the grant of options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to employees, officers, directors, consultants and advisors of the Company. Under the 2013 Plan, the Company may issue up to 38,000,000 shares of the Company’s common stock. At September 30, 2016, there were 19,193,345 shares available for grant under the 2013 Plan.

2011 Stock Incentive Plan

As of February 9, 2016, the effective date of the acquisition of Constant Contact, the Company assumed and converted certain outstanding equity awards granted by Constant Contact under the Constant Contact 2011 Stock Incentive Plan (“2011 Plan”) prior to the effective date of the acquisition (the “Assumed Awards”) into corresponding equity awards with respect to shares of the Company’s common stock. In addition, the Company assumed certain shares of Constant Contact common stock, par value $0.01 per share, available for issuance under the 2011 Plan (“the Available Shares”), which will be available for future issuance under the 2011 Plan in satisfaction of the vesting, exercise or other settlement of options and other equity awards that may be granted by the Company following the effective date of the acquisition of Constant Contact in reliance on the prior approval of the 2011 Plan by the stockholders of Constant Contact. The Assumed Awards were converted into 2,143,987 stock options and 2,202,846 restricted stock units with respect to the Company’s common stock and the Available Shares were converted into 10,000,000 shares of the Company’s common stock reserved for future awards under the 2011 Plan. At September 30, 2016, there were 10,961,108 shares available for grant under the 2011 Plan.

The Company calculated the fair value of the exchanged awards in accordance with the provisions of ASC 718 as of the acquisition date. The Company allocated the fair value of these awards between the pre-acquisition and post-acquisition stock-based compensation expense. The Company determined that the value of the awards under this plan was $22.3 million, of which $5.4 million was attributed to the pre-acquisition period and recognized as part of the purchase consideration for Constant Contact. The balance of $16.9 million has been attributed to the post-acquisition period, and was recognized in the Company’s Consolidated Statement of Operations and Comprehensive Loss in the three months ending March 31, 2016.

The following table presents total stock-based compensation expense recorded in the consolidated statement of operations and comprehensive loss for all 2012 restricted stock awards and units issued prior to the IPO, and all awards granted under the Company’s 2013 Plan and the 2011 Plan:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
	(in thousands)
Cost of revenue	$601	$1,643	$1,360	$4,116
Sales and marketing	1,107	1,850	2,342	6,249
Engineering and development	627	4,164	1,331	6,369
General and administrative	7,427	7,149	15,239	31,484

Total stock-based compensation expense	$9,762	$14,806	$20,272	$48,218

2012 Restricted Stock Awards

The following table provides a summary of the 2012 restricted stock awards activity for the nine months ended September 30, 2016 for restricted stock awards that were granted prior to the IPO, including the non-vested balance as of September 30, 2016:

2012 Restricted Stock Awards
Non-vested at December 31, 2015	46,645
Vested	(46,348)
Canceled	—

Non-vested at September 30, 2016	297

The following table provides a summary of the activity for the nine months ended September 30, 2016 for the restricted stock units that were granted in connection with the IPO, including the non-vested balance as of September 30, 2016:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2015	22,158	$12.00
Vested and unissued	(22,158)	$12.00

Non-vested at September 30, 2016	—	—

2013 Stock Incentive Plan

The following table provides a summary of the Company’s stock options as of September 30, 2016 and the stock option activity for all stock options granted under the 2013 Plan during the nine months ended September 30, 2016:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value(3) (in thousands)
Outstanding at December 31, 2015	6,950,858	$13.83
Granted	3,412,499	$11.10
Exercised	—	$—
Forfeited	(304,045)	$14.54
Expired	(295,326)	$13.09

Outstanding at September 30, 2016	9,763,986	$12.87	8.2	$—

Exercisable at September 30, 2016	4,056,081	$13.10	7.4	$—
Expected to vest after September 30, 2016 (1)	5,574,737	$12.73	8.8	$—
Exercisable as of September 30, 2016 and expected to vest thereafter (2)	9,630,818	$12.88	8.2	$—

(1)	This represents the number of unvested options outstanding as of September 30, 2016 that are expected to vest in the future, which have been reduced using an estimated forfeiture rate.
(2)	This represents the number of vested options as of September 30, 2016 plus the number of unvested options outstanding as of September 30, 2016 that are expected to vest in the future, which have been reduced using an estimated forfeiture rate.
(3)	The aggregate intrinsic value was calculated based on the positive difference, if any, between the estimated fair value of the Company’s common stock on September 30, 2016 of $8.75 per share, or the date of exercise, as appropriate, and the exercise price of the underlying options.

Unless otherwise determined by the Company’s board of directors, restricted stock units granted under the 2013 Plan generally vest monthly over a four-year period. The following table provides a summary of the Company’s restricted stock unit activity for the 2013 Plan during the nine months ended September 30, 2016:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2015	220,765	$12.00
Vested and unissued	(90,297)	$12.00

Non-vested at September 30, 2016	130,468	$12.00

Unless otherwise determined by the Company’s board of directors, restricted stock awards granted under the 2013 Plan generally vest annually over a four-year period. Performance-based restricted stock awards are earned based on the achievement of performance criteria established by the Company’s Compensation Committee and Board of Directors. The following table provides a summary of the Company’s restricted stock award activity for the 2013 Plan during the nine months ended September 30, 2016:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2015	4,849,290	$15.24
Granted	3,209,688	$10.46
Vested	(341,270)	$15.76
Canceled	(167,453)	$12.85

Non-vested at September 30, 2016	7,550,255	$13.24

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

Award Shares may be earned during each calendar quarter during the Performance Period (each, a “Performance Quarter”) if the Company achieves a threshold, target or maximum level of the performance metric for the Performance Quarter. If the performance metric is less than the threshold level for a Performance Quarter, no Award Shares will be earned during the Performance Quarter. Award Shares that were not earned during a Performance Quarter may be earned later during the then current twelve-month period from July 1st to June 30th during the Performance Period (each, a “Performance Year”), at a threshold, target or maximum level of the performance metric for the Performance Year. No Award Shares were earned for the Performance Quarter ending September 30, 2016 because the threshold level for the performance metric was not met.

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

This performance-based award is evaluated quarterly to determine the probability of its vesting and determine the amount of stock-based compensation to be recognized. During the three and nine months ended September 30, 2016, the Company recognized $1.6 million and $9.5 million of stock-based compensation expense related to this performance-based award.

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

The shares subject to the performance-based restricted stock awards will be earned based on the Company’s Constant Contact brand achieving a pre-established level of adjusted revenue (weighted 50%), adjusted EBITDA (weighted 25%) and adjusted free cash flow (weighted 25%), each as defined in the award agreement and in each case for the twelve months ending December 31, 2016, assuming for this purpose that the Company’s acquisition of Constant Contact had taken place on January 1, 2016 (the “Performance Metric”).

Each executive will earn from 0% to 125% of the target number of shares subject to their performance-based restricted stock award based on the level of achievement of the Performance Metric. Shares that are earned based on the achievement of the Performance Metric will vest on March 31, 2017 and any unearned shares as of that date will be forfeited.

These performance-based awards are evaluated quarterly to determine the probability of vesting and determine the amount of stock-based compensation to be recognized. During the three and nine months ended September 30, 2016, the Company recognized $1.2 million and $2.9 million of stock-based compensation expense related to these performance-based awards.

2011 Stock Incentive Plan

The following table provides a summary of the Company’s stock options as of September 30, 2016 and the stock option activity for all stock options granted under the 2011 Plan during the nine months ended September 30, 2016:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value(3) (in thousands)
Outstanding at December 31, 2015	—	—
Granted/ Exchanged	2,936,429	$8.29
Exercised	(351,668)	$6.55
Forfeited	(592,417)	$7.92

Outstanding at September 30, 2016	1,992,344	$8.71	5.4	$2,201

Exercisable at September 30, 2016	432,227	$7.23	4.3	$871
Expected to vest after September 30, 2016 (1)	1,229,789	$9.00	5.6	$1,157
Exercisable as of September 30, 2016 and expected to vest thereafter (2)	1,662,016	$8.54	5.3	$2,028

(1)	This represents the number of unvested options outstanding as of September 30, 2016 that are expected to vest in the future, which have been reduced using an estimated forfeiture rate.
(2)	This represents the number of vested options as of September 30, 2016 plus the number of unvested options outstanding as of September 30, 2016 that are expected to vest in the future, which have been reduced using an estimated forfeiture rate.
(3)	The aggregate intrinsic value was calculated based on the positive difference, if any, between the estimated fair value of the Company’s common stock on September 30, 2016 of $8.75 per share, or the date of exercise, as appropriate, and the exercise price of the underlying options.

Unless otherwise determined by the Company’s board of directors, restricted stock units granted under the 2011 Plan generally vest annually over a four-year period. The following table provides a summary of the Company’s restricted stock unit activity for the 2011 Plan during the nine months ended September 30, 2016:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2015	—	$—
Granted/ Exchanged	3,103,033	$8.50
Vested	(1,109,114)	$7.69
Canceled	(368,694)	$8.11

Non-vested at September 30, 2016	1,625,225	$9.14

12. Variable Interest Entity

The Company, through a subsidiary formed in China, has entered into various agreements with Shanghai Xiao Lan Network Technology Co., Ltd (“Shanghai Xiao”) and its shareholders that allow the Company to effectively control Shanghai Xiao, making it a variable interest entity (“VIE”). Shanghai Xiao has a technology license that allows it to provide local hosting services to customers located in China.

The shareholders of Shanghai Xiao cannot transfer their equity interests without the approval of the Company, and as a result, are considered de facto agents of the Company in accordance with ASC 810-10-25-43. The Company and its de facto agents acting together have the power to direct the activities that most significantly impact the entity’s economic performance and they have the obligation to absorb losses and the right to receive benefits from the entity. In situations where a de facto agency relationship is present, one party is required to be identified as the primary beneficiary. The factors considered include the presence of a principal/agent relationship, the relationship and significance of activities to the reporting entity, the variability associated with the VIE’s anticipated economics and the design of the VIE. The analysis is qualitative in nature and is based on weighting the relative importance on each of the factors in relation to the specifics of the VIE arrangement. Upon the execution of the agreements with Shanghai Xiao and its shareholders, the Company performed an analysis and concluded that the Company is the party that is most closely associated with Shanghai Xiao, as it is the most exposed to the variability of the VIE’s economics and therefore is the primary beneficiary of the VIE.

As of September 30, 2016, the financial position and results of operations of Shanghai Xiao are consolidated within, but are not material to, the Company’s consolidated financial position or results of operations.

13. Redeemable Non-controlling Interest

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

On May 16, 2016, the Company amended the put option with respect to WZ UK to allow it to acquire an additional equity interest in WZ UK earlier than August 2016. Pursuant to this amended option, on the same date the Company acquired an additional 20% stake in WZ UK for $15.4 million, thus increasing its ownership interest from 57.5% to 77.5%.

On July 13, 2016, WZ UK completed a restructuring pursuant to which Pseudio Limited and Resume Labs became wholly-owned subsidiaries of WZ UK. As a result of the restructuring, WZ UK became the 100% owner of Pseudio Limited and Resume Labs Limited and the Company’s ownership of WZ UK was diluted from 77.5% to 76.4%. Immediately subsequent to the restructuring, the Company acquired an additional 10% stake in WZ UK on July 13, 2016 for $18.0 million, bringing the Company’s aggregate stake in WZ UK to 86.4%. The restructuring significantly reduced the amount of the potential redemption amount payable to the minority shareholders of WZ UK, and gave the Company the flexibility to reduce investments in this business. Based on these reduced investments, the estimated value of the non-controlling interest is below the expected redemption amount of $25.0 million, which will result in $14.2 million of excess accretion that will reduce income available to common shareholders for the period starting on the date of the restructuring through the redemption date of July 1, 2017. The Company recognized excess accretion of $3.1 million for the three and nine months ended September 30, 2016, which is reflected in net loss attributable to accretion of non-controlling interest in the Company’s consolidated statements of operations and comprehensive loss. Prior to the third quarter of 2016, the Company did not have any accretion amounts in excess of fair value.

The following table presents changes in this redeemable non-controlling interest:

Redeemable noncontrolling Interest
(in thousands)
Balance as of December 31, 2015	$—
Additions to non-controlling interest upon acquisition	12,790
Capital contribution from non-controlling interest	1,775
Accretion to redemption value	30,844
Accretion in excess of fair value	3,145
Adjustment to non-controlling interest	(1,000)
Redemption of non-controlling interest	(33,425)

Balance as of September 30, 2016	$14,129

The Company starts accreting non-controlling interest to its redeemable value from the date the redemption of the non-controlling interest becomes probable through the earliest redemption date. If the non-controlling interest is redeemable at an amount higher than its fair value, the excess accretion is taken into consideration in the calculation of loss per share.

14. Income Taxes

The Company files income tax returns in the United States for federal income taxes and in various state jurisdictions. The Company also files in several foreign jurisdictions. In the normal course of business, the Company is subject to examination by tax authorities throughout the world. Since the Company is in a loss carry-forward position, it is generally subject to U.S. federal and state income tax examinations by tax authorities for all years for which a loss carry-forward is utilized. The Company is currently under audit in India for fiscal years ended March 31, 2014 and 2015 and Israel for the fiscal years ended December 31, 2012, 2013 and 2014.

The statutes of limitations in the Company’s other tax jurisdictions, United Kingdom and Brazil, remain open for various periods between 2011 and the present. However, carryforward attributes from prior years may still be adjusted upon examination by tax authorities if they are used in an open period. The Company does not expect material changes as a result of the audits.

The Company recognizes, in its consolidated financial statements, the effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The Company has no unrecognized tax positions at December 31, 2015 and September 30, 2016 that would affect its effective tax rate. The Company does not expect a significant change in the liability for unrecognized tax benefits in the next 12 months.

The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realization of deferred tax assets requires significant management judgment. In determining whether its deferred tax assets are more likely than not realizable, the Company evaluated all available positive and negative evidence, and weighted the evidence based on its objectivity. Evidence the Company considered included:

•	Net Operating Losses (“NOL”) incurred from the Company’s inception to September 30, 2016;

•	Expiration of various federal and state tax attributes;

•	Reversals of existing temporary differences;

•	Composition and cumulative amounts of existing temporary differences; and

•	Forecasted profit before tax.

Prior to the acquisition of Constant Contact, the Company maintained a valuation allowance against certain deferred tax assets. The acquisition of Constant Contacted resulted in a significant increase in deferred tax liabilities, which far exceeded pre-acquisition deferred tax assets. The Company, with the significant deferred tax liabilities resulting from Constant Contact acquisition, scheduled out the reversal of the consolidated US deferred tax assets and liabilities as of March 31, 2016, and determined that these reversals would be sufficient to realize most domestic deferred tax assets. The deferred tax liabilities supporting the realizability of these deferred tax assets in the acquisition will reverse in the same period, are in the same jurisdiction and are of the same character as the temporary differences that gave rise to these deferred tax assets. As a result, the Company recorded a tax benefit of $72.8 million to reverse valuation allowances during the nine months ended September 30, 2016.

For the three months ended September 30, 2015 and 2016, the Company recognized tax expense of $5.4 million and a tax benefit of $7.4 million, respectively, in the consolidated statements of operations and comprehensive loss. The income tax benefit for the three months ended September 30, 2016 was primarily attributable to a federal and state deferred tax benefit of $9.1 million, a benefit for federal and state current income taxes of $0.1 million, partially offset by a $1.6 million deferred tax expense for the reversal of the valuation allowance, a foreign deferred tax expense of $0.0 million, and a foreign current tax expense of $0.3 million. The income tax expense for the three months ended September 30, 2015 is primarily attributable to federal and state current income taxes of $1.1 million, foreign current tax expense of $0.7 million, federal and state deferred tax expense of $3.0 million related to an increase in deferred liabilities and a $0.6 million increase of the valuation allowance.

For the nine months ended September 30, 2015 and 2016, the Company recognized tax expense of $9.1 million and a tax benefit of $121.2 million, respectively, in the consolidated statements of operations and comprehensive loss. The income tax benefit for the nine months ended September 30, 2016 was primarily attributable to a $72.8 million reversal of the valuation allowance, a federal and state deferred tax benefit of $49.7 million, which includes the identification and recognition of $7.3 million of U.S. federal research and development tax credits, and a foreign deferred tax benefit of $2.1 million, partially offset by a provision for federal and state current income taxes of $1.4 million and foreign current tax expense of $2.0 million. The income tax expense for the nine months ended September 30, 2015 is primarily attributable to a provision for federal and state current income taxes of $2.1 million, foreign current tax expense of $1.4 million, federal and state deferred tax expense of $5.2 million, foreign deferred tax expense of $0.1 million related to increases in deferred liabilities, and attributable to a $0.3 million increase of the valuation allowance.

The provision for income taxes shown on the consolidated statements of operations and comprehensive loss differs from amounts that would result from applying the statutory tax rates to income before taxes primarily because of state income taxes and certain expenses that were non-deductible, as well as the application of valuation allowances against U.S. and foreign assets. As mentioned above, most of the Company’s valuation allowance, on US deferred tax assets, was reversed in the first quarter of 2016.

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

As of the date of the Company’s acquisition of Constant Contact, Constant Contact had approximately $57.7 million and $31.9 million of federal and state NOLs, respectively, and approximately $10.8 million of U.S. federal research and development credits and $9.6 million of state credits.

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

2014 Restructuring Plan

During the year ended December 31, 2014, the Company implemented plans to further integrate and consolidate its data center, support and engineering operations, resulting in severance and facility exit costs (the “2014 Restructuring Plan”). The severance charges were associated with eliminating approximately 90 positions across primarily support, engineering operations and sales and marketing. The Company incurred severance costs of $2.3 million in the year ended December 31, 2014 related to these restructuring activities. The employee-related charges associated with these restructurings were completed during the year ended December 31, 2014. As of September 30, 2016, the Company did not have any remaining accrued employee-severance related to these severance costs.

The Company had incurred facility costs associated with closing offices in Redwood City, California and Englewood, Colorado. At the time of closing these offices, the Company had remaining lease obligations of approximately $3.0 million for these vacated facilities through March 31, 2018. The Company recorded a facilities charge for these future lease payments, less expected sublease income, of $2.1 million during the year ended December 31, 2014. During the nine months ended September 30, 2016, the Company recorded an adjustment of $0.2 million relating to the lease agreement for the Englewood, Colorado facility. There were no adjustments related to the 2014 Restructuring Plan during the three months ended September 30, 2016. The Company paid $0.7 million of facility costs related to the 2014 Restructuring Plan, during the nine months ended September 30, 2016 and had a remaining accrued facility liability of $0.3 million as of September 30, 2016. The Company expects payments related to the 2014 Restructuring Plan to be completed during the year ended December 31, 2018.

2015 Restructuring Plan

During the year ended December 31, 2015, the Company implemented plans to enhance operational efficiencies across the business, resulting in severance costs (the “2015 Restructuring Plan”). The severance charges were associated with eliminating approximately 67 positions across the business. The Company incurred severance costs of $2.1 million during the year ended December 31, 2015 related to the 2015 Restructuring Plan. The Company completed employee-related charges associated with the 2015 Restructuring Plans during the year ended December 31, 2015. The Company paid $1.1 million of severance costs during the nine months ended September 30, 2016 and had a remaining accrued severance liability of $0.1 million as of September 30, 2016. The Company expects payments related to the 2015 Restructuring Plan be completed during the year ended December 31, 2016.

2016 Restructuring Plan

In connection with the Company’s acquisition of Constant Contact on February 9, 2016, the Company implemented a plan to create operational efficiencies and synergies resulting in severance costs and facility exit costs (the “2016 Restructuring Plan”).

The severance charges were associated with eliminating approximately 265 positions across the business. The Company incurred severance costs of $1.0 million and $11.3 million during the three and nine months ended September 30, 2016, respectively. The Company paid $8.5 million of severance costs during the nine months ended September 30, 2016 and had a remaining accrued severance liability of $2.8 million as of September 30, 2016.

The Company’s 2016 Restructuring Plan includes a plan to close offices in San Francisco, California, Delray Beach, Florida, New York, New York United Kingdom, Porto Alegre, Brazil and Miami, Florida, and a plan to relocate certain employees to our Austin Office. The Company is also closing a portion of the Constant Contact offices in Waltham, Massachusetts. During the three and nine months ended September 30, 2016, the Company recorded a facilities charge for future lease payments of $8.3 million and $23.5 million, respectively, less expected sublease income of $3.5 million and $12.0 million, respectively. The Company also recorded $0.6 million in relocation charges during the three and nine months ended September 30, 2016 after closing these facilities.

The Company expects to incur all employee-related charges associated with the 2016 Restructuring Plan during the year ended December 31, 2016, and expects severance payments related to the 2016 Restructuring Plan to be completed during the year ended December 31, 2017.

The Company expects to complete facility-related charges associated with the 2016 Restructuring Plan during the year ended December 31, 2016, and expects to complete facility exit cost payments related to the plan during the year ended December 31, 2022.

The following table provides a summary of the aggregate activity for the nine months ended September 30, 2016 related to the Company’s combined Restructuring Plans severance accrual:

Employee Severance
(in thousands)
Balance at December 31, 2015	$1,201
Severance charges	11,257
Cash paid	(9,625)

Balance at September 30, 2016	$2,833

The following table provides a summary of the aggregate activity for the nine months ended September 30, 2016 related to the Company’s combined Restructuring Plans facilities exit accrual:

Facilities
(in thousands)
Balance at December 31, 2015	$479
Facility charges	12,385
Sublease income received	393
Cash paid	(3,067)

Balance at September 30, 2016	$10,190

The following table presents restructuring charges recorded in the consolidated statements of operations and comprehensive loss for the periods presented:

	For the Three Months Ended September 30,	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,
	2015	2016	2015	2016
		(in thousands)		(in thousands)
Cost of revenue	$380	$3,127	$380	$8,729
Sales and marketing	288	1,189	288	6,357
Engineering and development	411	1,014	411	4,256
General and administrative	115	1,047	115	4,300

Total restructuring charges	$1,194	$6,377	$1,194	$23,642

16. Commitments and Contingencies

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

On May 4, 2015, Christopher Machado, a purported holder of the Company’s common stock, filed a civil action in the United States District Court for the District of Massachusetts against the Company and its chief executive officer and former chief financial officer, Machado v. Endurance International Group Holdings, Inc., et al, Civil Action No. 1:15-cv-11775-GAO. In a second amended complaint, filed on March 18, 2016, the plaintiff alleged claims for violations of Section 10(b) and 20(a) of the Exchange Act, on behalf of a purported class of purchasers of the Company’s securities between February 25, 2014 and February 29, 2016. Those claims challenged as false or misleading certain of the Company’s disclosures about its total number of subscribers, average revenue per subscriber, the number of customers paying over $500 per year for the Company’s products and services, the average number of products sold per subscriber, and customer churn. The plaintiff seeks, on behalf of himself and the purported class, compensatory damages and his costs and expenses of litigation. The Company filed a motion to dismiss on May 16, 2016, which remains pending. In August 2016, the parties in the Machado action and another potential claimant, who asserts that he purchased common stock in the Company’s initial public offering, agreed to toll, as of July 1, 2016, the statutes of limitation and repose for all claims under the Securities Act of 1933 that the plaintiff and claimant might bring, individually or in a representative capacity, arising from alleged actions or omissions between September 9, 2013 and February 29, 2016. The Company and the individual defendants intend to deny any liability or wrongdoing and to vigorously defend all claims asserted. The Company cannot, however, make any assurances as to the outcome of the current proceeding or any additional claims if they are brought.

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

In August 2012, RPost Holdings, Inc., RPost Communications Limited and RMail Limited, or collectively, RPost, filed a complaint in the United States District Court for the Eastern District of Texas that named Constant Contact as a defendant in a lawsuit. The complaint alleged that certain elements of Constant Contact’s email marketing technology infringe five patents held by RPost. RPost seeks an award for damages in an unspecified amount and injunctive relief. In February 2013, RPost amended its complaint to name five of Constant Contact’s marketing partners as defendants. Under Constant Contact’s contractual agreements with these marketing partners, it is obligated to indemnify them for claims related to patent infringement. Constant Contact filed a motion to sever and stay the claims against its partners and multiple motions to dismiss the claims against it. In January 2014, the case was stayed pending the resolution of certain state court and bankruptcy actions involving RPost, to which Constant Contact is not a party. The case continues to be stayed pending the state court and bankruptcy actions. Meanwhile, RPost asserted the same patents asserted against Constant Contact in litigation against Go Daddy. In June 2016, Go Daddy succeeded in invalidating all of those RPost patents. RPost has appealed, and the appellate court is expected to hear oral argument on the appeal in the Spring of 2017. The litigation against Constant Contact remains stayed, and is in its early stages. The Company believes it has meritorious defenses to any claim of infringement and intends to defend against the lawsuit vigorously.

On December 11, 2015, a putative class action lawsuit relating to the Constant Contact acquisition, captioned Irfan Chawdry, Individually and On Behalf of All Others Similarly Situated v. Gail Goodman, et al. Case No. 11797, or the Chawdry Complaint, and on December 21, 2015, a putative class action lawsuit relating to the acquisition captioned David V. Myers, Individually and On Behalf of All Others Similarly Situated v. Gail Goodman, et al. Case No. 11828, or the Myers Complaint (together with the Chawdry Complaint, the Complaints) were filed in the Court of Chancery of the State of Delaware naming Constant Contact, each of Constant Contact’s directors, Endurance and Paintbrush Acquisition Corporation as defendants. The Complaints generally allege, among other things, that in connection with the acquisition the directors of Constant Contact breached their fiduciary duties owed to the stockholders of Constant Contact by agreeing to sell Constant Contact for purportedly inadequate consideration, engaging in a flawed sales process, omitting material information necessary for stockholders to make an informed vote, and agreeing to a number of purportedly preclusive deal protection devices. The Complaints seek, among other things, to rescind the acquisition, as well as award of plaintiffs’ attorneys’ fees and costs in the action. The defendants have not yet answered or otherwise responded to either of these Complaints. The defendants believe the claims asserted in the Complaints are without merit and intend to defend against these lawsuits vigorously.

17. Related Party Transactions

The Company has various agreements in place with related parties. Below are details of related party transactions that occurred during the nine months ended September 30, 2015 and 2016.

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

As of December 31, 2015, approximately $1.9 million was included in accounts payable and accrued expense relating to services provided by Tregaron. As of September 30, 2016, approximately $2.2 million was included in accounts payable and accrued expense relating to services provided by Tregaron.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
	(in thousands)
Cost of revenue	$2,500	$3,000	$7,500	$9,400
Sales and marketing	300	150	600	350
Engineering and development	100	300	800	900
General and administrative	100	100	300	200

Total related party transaction expense, net	$3,000	$3,550	$9,200	$10,850

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

The following table presents the amounts of related party transactions recorded in the consolidated statements of operations and comprehensive loss for the periods presented relating to services provided by IBS and its affiliates under these agreements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
	(in thousands)
Revenue	$(400)	$(900)	$(800)	$(2,200)
Revenue (contra)	1,700	1,800	5,200	5,900

Total related party transaction impact to revenue	$1,300	$900	$4,400	$3,700

Cost of revenue	200	150	500	500

Total related party transaction expense, net	$1,500	$1,050	$4,900	$4,200

As of December 31, 2015 and September 30, 2016, approximately $0.2 million and $0.1 million, respectively, was included in prepaid expenses and other current assets relating to the Company’s agreements with IBS.

As of December 31, 2015 and September 30, 2016, approximately $1.1 million and $1.1 million, respectively was included in accounts payable and accrued expense relating to the Company’s agreements with IBS.

As of December 31, 2015 and September 30, 2016, approximately $0.3 million and $0.5 million, respectively, was included in accounts receivable relating to the Company’s agreements with IBS.

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

Goldman, Sachs & Co. also served as a financial advisor in connection with the acquisition of Constant Contact and in the nine months ended September 30, 2016, the Company paid approximately $8.6 million to Goldman, Sachs & Co. in connection with these services.

In connection with the issuance of the Notes, the Company agreed to assist the initial purchasers, including Goldman, Sachs & Co., in marketing the Notes. In the three months ended September 30, 2016, the Company incurred expenses on behalf of the initial purchasers of approximately $0.8 million.

18. Subsequent Events

The Company evaluated all subsequent events occurring through November 4, 2016, to determine if any such events should be reflected in these financial statements. There were no material recognized subsequent events recorded in the September 30, 2016 financial statements.

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

Overview

We are a leading provider of cloud-based platform solutions designed to help small- and medium-sized businesses, or SMBs, succeed online. Leveraging our proprietary technology platform, we serve approximately 5.4 million subscribers globally with a comprehensive and integrated suite of over 150 products and services that help SMBs get online, get found and grow their businesses. Historically, our products focused largely on web hosting and other basic web presence solutions such as domains, but over time we have expanded to offer security, site backup, premium domains, search engine optimization (“SEO”) and search engine marketing (“SEM”), Google Adwords, mobile solutions, social media enablement, website analytics, email marketing and productivity and e-commerce tools, among others. More recently, we have launched additional products and services, including website builders, mobile site builders and new hosting brands both to satisfy existing subscriber needs and to expand the product gateways through which new subscribers initially reach us. We refer to these newer products and services as our “gateway products”.

In February 2016, we acquired Constant Contact, Inc., or Constant Contact, a leading provider of online marketing tools that are designed for small organizations, for a total purchase price of approximately $1.1 billion. We have achieved better than expected integration-related cost synergies from our acquisition of Constant Contact, and now anticipate more than $70.0 million in annualized run rate cost savings by the end of 2016.

During the first half of 2016, we made significant investments in marketing for our gateway products. The gateway products had higher subscriber acquisition costs and higher initial subscriber churn than we originally anticipated. In response to these results, we significantly reduced our marketing investments during the third quarter of 2016 for most of our poorly performing gateway products and focused our gateway investments on our site builder products. This reduced marketing investment, combined with a higher than expected churn rate, led to a significant decrease in subscribers for certain gateway brands.

We have certain hosting and other brands to which we no longer allocate significant marketing or other funds. These brands generally have healthy free cash flow, but we do not consider them strategic or growth priorities. Subscriber counts for these non-strategic brands are decreasing. While our more strategic brands, in the aggregate, showed net subscriber adds during the quarter ended September 30, 2016, the net subscriber losses in non-strategic brands and certain gateway brands contributed to a decrease in our total subscribers of approximately 42,000 during the quarter. We expect that total subscribers will continue to decrease in the near term.

Overall, our core hosting and web presence business showed relatively slow revenue and subscriber growth during the first nine months of 2016. We believe that this is due to flat marketing expenditures relative to 2015 levels on this business in the first half of 2016 as a result of our focus on gateway products during that period, and to trends in the competitive landscape, including greater competition for referral sources and an increasing trend among consumers to search for web presence and marketing solutions using brand-related search terms rather than generic search terms such as “shared hosting” or “website builder”. We believe this trend assists competitors who have focused more heavily than we have on building consumer awareness of their brand, and that it has made it more challenging and more expensive for us to attract new subscribers. In order to address this trend, during the third quarter of 2016, we began to allocate additional marketing investment to a subset of our hosting brands, including our largest brands, Bluehost.com, HostGator and iPage. We plan to continue this increased level of marketing investment in the near term, and are evaluating different marketing strategies aimed at increasing brand awareness.

On July 13, 2016, WZ UK completed a restructuring pursuant to which Pseudio Limited and Resume Labs became wholly-owned subsidiaries of WZ UK. As a result of the restructuring, WZ UK became the 100% owner of Pseudio Limited and Resume Labs Limited and our ownership of WZ UK was diluted from 77.5% to 76.4%. Immediately subsequent to the restructuring, the Company acquired an additional 10% stake in WZ UK on July 13, 2016 for $18.0 million, bringing our aggregate stake in WZ UK to 86.4%. The restructuring significantly reduced the potential redemption amount payable to the minority shareholders, and gave us the flexibility to reduce investments in this business. Based on these reduced investments, the estimated value of the non-controlling interest is below the expected redemption amount of $25.0 million, which will result in $14.2 million of excess accretion that will reduce income available to common shareholders for the period starting on the date of the restructuring through the redemption date of July 1, 2017. We recognized excess accretion of $3.1 million for the three and nine months ended September 30, 2016, which is reflected in net income (loss) attributable to accretion of non-controlling interest in our consolidated statements of operations and comprehensive loss.

The acquisition of Constant Contact, our increase in debt service related to the Constant Contact acquisition, our investments in our gateway products, and increases in stock-based compensation and impairment charges have had a material effect on our recent financial results. Changes in several key financial metrics are summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Revenue	$188,523	$291,193	$548,272	$819,019
Net loss	$(15,351)	$(29,798)	$(16,538)	$(49,147)
Net cash provided by operating activities	$37,582	$36,189	$133,814	$101,804

Our revenue grew from $188.5 million for the three months ended September 30, 2015 to $291.2 million for the three months ended September 30, 2016. Our revenue grew from $548.3 million for the nine months ended September 30, 2015 to $819.0 million for the nine months ended September 30, 2016. Substantially all of this this revenue growth was due primarily to the Constant Contact acquisition and to other acquisitions that closed since September 30, 2015.

Revenue attributable to our business, excluding the effect of Constant Contact and other acquisitions, was negatively impacted by a number of factors, including: flat marketing expenditures on core hosting and web presence brands during the first half of 2016; reallocation of marketing expenditures on gateway products due to higher than expected subscriber acquisition costs and subscriber churn; and competitive trends, as discussed above. As noted above, we are evaluating new marketing programs and strategies intended to address these issues, including programs to increase brand awareness for key strategic brands, which may include media purchases. In the near term, we expect revenue growth, excluding the impact of acquisitions, to be relatively flat.

If we are not successful in addressing the factors that have contributed to our decrease in revenue and subscriber growth, we may neither be able to return to prior levels of subscriber and revenue growth, nor be able to maintain current subscriber and revenue levels, which could result in a material adverse effect on our business and financial results.

Our net loss grew from $15.4 million for the three months ended September 30, 2015 to $29.8 million for the three months ended September 30, 2016, and from $16.5 million for the nine months ended September 30, 2015 to $49.1 million for the nine months ended September 30, 2016. These increases were primarily the result of increased costs incurred in connection with the acquisition of Constant Contact, including interest expense, transaction costs, amortization of intangible assets and restructuring costs;

increased stock-based compensation expense, including expense related to a performance based grant of restricted stock to our CEO in the third quarter of 2015; increased marketing expenses, primarily related to new gateway product launches; and the impairment charges discussed above.

Cash provided by operations decreased by $1.4 million for the three months ended September 30, 2016, and decreased $32.0 million for the nine months ended September 30, 2016. The decrease for the three and nine-month period is primarily due to transaction and restructuring costs incurred to acquire Constant Contact, higher marketing costs to promote gateway products exceeding the operating cash flows contributed by Constant Contact, and increased interest expense due to the debt incurred in connection with the acquisition of Constant Contact.

Key Metrics

We use a number of metrics, including the following key metrics, to evaluate the operating and financial performance of our business, identify trends affecting our business, develop projections and make strategic business decisions:

•	total subscribers;

•	average revenue per subscriber (“ARPS”);

•	adjusted EBITDA; and

•	free cash flow.

Adjusted EBITDA and free cash flow are non-GAAP financial measures. A non-GAAP financial measure is a numerical measure of a company’s operating performance, financial position or cash flow that includes or excludes amounts that are included or excluded from the most directly comparable measure calculated and presented in accordance with GAAP. Our non-GAAP financial measures may not provide information that is directly comparable to that provided by other companies in our industry, as other companies in our industry may calculate non-GAAP financial results differently. In addition, there are limitations in using non-GAAP financial measures because they are not prepared in accordance with GAAP and exclude expenses that may have a material impact on our reported financial results. For example, adjusted EBITDA excludes interest expense, which has been and will continue to be for the foreseeable future a significant recurring expense in our business. The presentation of non-GAAP financial information is not meant to be considered in isolation from, or as a substitute for, the directly comparable financial measures prepared in accordance with GAAP. We urge you to review the additional information about adjusted EBITDA and free cash flow shown below, including the reconciliations of these non-GAAP financial measures to their comparable GAAP financial measures, and not to rely on any single financial measure to evaluate our business.

The following table summarizes these key metrics for the periods presented (in thousands, except ARPS):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Financial and other metrics:
Total subscribers	4,482	5,439	4,482	5,439
Average subscribers for the period	4,438	5,460	4,275	5,296
ARPS	$14.16	$17.78	$14.25	$17.18
Adjusted EBITDA	$53,842	$85,213	$156,768	$201,423
Free cash flow	$27,872	$26,357	$107,720	$68,115

Figures for the nine months ended September 30, 2016 include the impact of Constant Contact since February 10, 2016, the day after the closing of the acquisition.

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

Our total subscriber base increased from 4.5 million as of September 30, 2015 to 5.4 million as of September 30, 2016, an increase of approximately 0.9 million. Of this 0.9 million increase, approximately 724,000, or 76%, consisted of subscribers we acquired from companies we purchased between September 30, 2015 and September 30, 2016, including approximately 566,000 subscribers acquired in our Constant Contact acquisition; approximately 85,000, or 9%, consisted of the adjustments described above; and approximately 147,000, or 15%, was attributable primarily to new product introductions and marketing efforts.

We experienced a decrease of approximately 42,000 in total subscribers during the three months ended September 30, 2016, as compared to a net increase in total subscribers for the three months ended September 30, 2015, and a lower net increase in total subscribers during the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015. We believe several factors contributed to the decrease in total subscribers during the third quarter of 2016: the reallocation of our marketing spend away from underperforming gateway products in the first half of the year; higher than expected churn in certain gateway products; higher than expected customer acquisition costs; the impact of less strategic brands as discussed in the “Overview” section above; and competitive factors, including trends toward brand rather than generic search terms, which has favored companies who have invested more heavily than we have in building brand awareness. We expect that our total subscribers will continue to decrease in the near term.

If we are not successful in addressing the factors that have contributed to our decrease in total subscribers or in maintaining or improving our current levels of subscriber churn, we may not be able to return to or maintain positive subscriber or revenue growth in the future, which could result in a material adverse effect on our business and financial results.

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

ARPS does not represent an exact measure of the average amount a subscriber spends with us each month, since our calculation of ARPS is impacted by revenue generated by non-subscribers. We have three principal sources of non-subscriber revenue: revenue attributable to customers who purchase only a domain name from us and do not purchase any other products, or domain-only customers, domain monetization revenue, and marketing development funds.

Domain monetization revenue consists principally of revenue from our BuyDomains brand, which provides premium domain name products and services, and, to a lesser extent, revenue from advertisements placed on unused domains (often referred to as “parked” pages) owned by us or our customers. Historically, the contribution of domain monetization activities to our revenue and adjusted revenue has been insignificant, but increased starting in 2014 primarily due to our acquisition of BuyDomains in September 2014. Our domain monetization revenue was $10.2 million and $6.4 million for the three months ended September 30, 2015 and 2016, respectively, and its exclusion from our ARPS calculation would have resulted in ARPS being $0.76 and $0.39 lower for those periods, respectively. Our domain monetization revenue was $29.7 million and $22.4 million for the nine months ended September 30, 2015 and 2016, respectively, and its exclusion from our ARPS calculation would have resulted in ARPS being $0.77 and $0.47 lower for those periods, respectively.

Marketing development funds are amounts that certain of our partners pay us to assist in and incentivize our marketing of their products. Our marketing development fund revenue was $3.3 million and $2.1 million for the three months ended September 30, 2015 and 2016, respectively, and its exclusion from our ARPS calculation would have resulted in ARPS being $0.25 and $0.13 lower for those periods, respectively. Our marketing development fund revenue was $8.8 million and $6.9 million for the nine months ended September 30, 2015 and 2016, respectively, and its exclusion from our ARPS calculation would have resulted in ARPS being $0.23 and $0.14 lower for those periods, respectively.

Although we are able to measure the total amount of our revenue from domains, we are not able to further break down domain revenue into revenue from domain-only customers versus revenue from customers who purchase domains from us in addition to other products. Total revenue from domains was $31.8 million and $31.8 million for the three months ended September 30, 2015 and 2016, respectively. Total revenue from domains was $92.9 million and $97.0 million for the nine months ended September 30, 2015 and 2016, respectively.

A portion of our revenue is generated from customers that resell our services. We refer to these customers as “resellers.” We consider these resellers (rather than the end user customers of these resellers) to be subscribers under our total subscribers’ definition, because we do not have a billing relationship with the end users and cannot determine the number of end users acquiring our services through a reseller. Additionally, a majority of our reseller revenues is for the purchase of domains and are included in the figures for adjusted revenue from domains shown above. Total revenue from resellers, excluding the portion that relates to domains, for the three months ended September 30, 2015 and 2016 was $5.5 million and $6.8 million, respectively. Total revenue from resellers, excluding the portion that relates to domains, for the nine months ended September 30, 2015 and 2016 was $18.8 million and $19.9 million, respectively.

ARPS increased from $14.16 to $17.78 for the three months ended September 30, 2015 and 2016, respectively, and $14.25 to $17.18 for the nine months ended September 30, 2015 and 2016, respectively. This increase in ARPS was driven by the acquisition of Constant Contact, which has higher ARPS than the rest of our business, partially offset by positive adjustments to our total subscriber figure, a decrease in domain monetization revenues, and subscribers coming to our platform through gateway products and simplified web presence solutions, most of which are lower priced than our core hosting and web presence offerings,.

ARPS excluding Constant Contact decreased from $14.16 to $13.25 for the three months ended September 30, 2015 and 2016, respectively, and $14.25 to $13.58 for the nine months ended September 30, 2015 and 2016. This decrease in ARPS was primarily driven by a decrease in domain monetization and marketing development funds revenue, subscribers coming to our platform through gateway products and simplified web presence solutions, most of which are lower priced than our core hosting and web presence offerings.

The following table reflects the calculation of ARPS (all data in thousands, except ARPS data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Revenue	$188,523	$291,193	$548,272	$819,019

Total subscribers	4,482	5,439	4,482	5,439
Average subscribers for the period	4,438	5,460	4,275	5,296
Average revenue per subscriber (ARPS)	$14.16	$17.78	$14.25	$17.18

Revenue attributable to Constant Contact	$—	$95,918	$—	$229,655

Revenue excluding Constant Contact	$188,523	$195,275	$548,272	$589,364

Total subscribers excluding Constant Contact	4,482	4,893	4,482	4,893
Average subscribers excluding Constant Contact	4,438	4,911	4,275	4,821
ARPS excluding Constant Contact	$14.16	$13.25	$14.25	$13.58

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

The following table reflects a reconciliation of net loss calculated in accordance with GAAP to adjusted EBITDA (all data in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
	(in thousands)

Net loss	$(15,351)	$(29,798)	$(16,538)	$(49,147)
Interest expense, net (including impact of amortization of deferred financing costs and original issuance discounts)	14,517	41,046	42,640	112,135
Income tax expense (benefit)	5,397	(7,387)	9,082	(121,220)
Depreciation	8,554	17,010	24,649	46,942
Amortization of other intangible assets	23,758	37,982	67,191	105,679
Stock-based compensation	9,762	14,806	20,272	48,218
Restructuring expenses	1,194	6,377	1,194	23,642
Transaction expenses and charges	1,461	159	4,602	32,257
(Gain) loss of unconsolidated entities (1)	4,550	5,018	3,676	(5,368)
Impairment of other long-lived assets	—	—	—	8,285

Adjusted EBITDA	$53,842	$85,213	$156,768	$201,423

(1)	The (gain) loss of unconsolidated entities is reported on a net basis for the three and nine months ended September 30, 2016. The three months ended September 30, 2016 includes a loss of $4.8 million on our investment in AppMachine. This loss was generated on July 27, 2016, when we increased our ownership stake in AppMachine from 40% to 100%, which required a revaluation of our existing investment to its implied fair value. The three months ended September 30, 2016 also includes a net loss of $0.2 million from our proportionate share of net losses from unconsolidated entities. The nine months ended September 30, 2016 includes an $11.4 million gain on our investment in WZ UK. This gain was generated on January 6, 2016, when we increased our ownership stake in WZ UK from 49% to 57.5%, which required a revaluation of our existing investment to its implied fair value. This $11.4 million gain was partially offset by the loss on AppMachine and by our proportionate share of net losses from unconsolidated entities of $1.2 million.

Net loss grew from $15.4 million for the three months ended September 30, 2015 to $29.8 million for the three months ended September 30, 2016. This increase was primarily the result of costs incurred in connection with our acquisition of Constant Contact, including increased interest expense of $26.5 million, increased amortization of intangible assets of $14.2 million and increased restructuring expenses of $5.2 million. Additionally, we incurred stock-based compensation expenses of $5.0 million during the period due to increased grants of awards, including a performance based grant of restricted stock to our CEO in the third quarter of 2015. We also increased our marketing expenses, primarily related to new gateway product launches, resulting in $15.2 million of higher marketing costs (excluding marketing costs related to Constant Contact). These increases in our expenses have been partially offset by an income tax benefit of $7.4 million, and by increased operating profit due to the acquisition of Constant Contact.

Net loss grew from $16.5 million for the nine months ended September 30, 2015 to $49.1 million for the nine months ended September 30, 2016. Most of this increase was the result of increased costs incurred primarily in connection with our acquisition of Constant Contact, including increased interest expense of $69.5 million, increased transaction costs of $27.7 million, increased amortization of intangible assets of $38.5 million and restructuring expenses of $22.4 million to integrate operations. Additionally, we incurred higher stock-based compensation expenses of $27.9 million due to increased grants of awards, including a performance based grant of restricted stock to our CEO in the third quarter of 2015. We have also increased our marketing expenses, primarily related to new gateway product launches, resulting in $53.2 million of higher marketing costs (excluding marketing costs related to Constant Contact), and incurred impairment charges totaling $8.3 million. These increases in our costs have been partially offset by an income tax benefit of $121.2 million and by increased operating profit due primarily to the acquisition of Constant Contact, and to a lesser extent to growth in other parts of our business.

Adjusted EBITDA increased from $53.8 million for the three months ended September 30, 2015 to $85.2 million for the three months ended September 30, 2016. Substantially all of this increase is attributable to the acquisition of Constant Contact. This increase was partially offset by increased marketing and other operating expenses related to gateway products.

Adjusted EBITDA increased from $156.8 million for the nine months ended September 30, 2015 to $201.4 million for the nine months ended September 30, 2016. This increase is primarily attributable to the acquisition of Constant Contact, and to a lesser extent, growth in other parts of the business. This increase was partially offset by increased marketing and other operating expenses to launch new gateway products.

Adjusted EBITDA for the three and nine months ended September 30, 2016 was adversely impacted by a purchase accounting adjustment for acquisitions, primarily related to the acquisition of Constant Contact, to reflect the reduction of post-acquisition revenue from the write-down of deferred revenue to fair value as of the acquisition date. This purchase accounting adjustment was $1.5 million and $19.2 million for the three and nine months ended September 30, 2016 as compared to $1.8 million and $4.0 million for the three and nine months ended September 30, 2015, respectively. We do not expect a material impact to adjusted EBITDA from the Constant Contact purchase accounting adjustment in future periods.

Free Cash Flow

For a discussion of free cash flow, see Liquidity and Capital Resources.

Components of Operating Results

Revenue

We generate revenue primarily from selling subscriptions for our cloud-based products and services. The subscriptions we offer are similar across all of our brands and are provided under contracts pursuant to which we have ongoing obligations to support the subscriber. These contracts are generally for service periods of up to 36 months and typically require payment in advance at the time of initiating the subscription for the entire subscription period. Typically, we also have arrangements in place to automatically renew a subscription at the end of the subscription period. Due to factors such as introductory pricing, our renewal fees may be higher than our initial subscription. We sell more subscriptions with 12 month terms than with any other term length. We also earn revenue from the sale of domain name registrations, premium domains and non-term based products and services, such as certain online security products and professional technical services as well as through referral fees and commissions.

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

Operating Expense

We classify our operating expense into three categories: sales and marketing, engineering and development, and general and administrative. Although our operating expenses have increased as a result of the Constant Contact acquisition, we are implementing programs that we expect to result in over $70.0 million of annual run rate cost reductions for the combined business. We anticipate that these cost reductions will be fully implemented by the end of 2016, with a majority impacting operating expenses. In connection with these cost reduction plans, we have incurred approximately $22.0 million of restructuring charges through September 30, 2016. We expect that a significant majority of the restructuring charges will be incurred in fiscal year 2016.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Revenue	$188,523	$291,193	$548,272	$819,019
Cost of revenue	110,773	149,427	316,684	438,980

Gross profit	77,750	141,766	231,588	380,039

Operating expense:
Sales and marketing	37,523	75,341	109,791	234,944
Engineering and development	7,902	23,988	19,906	67,930
General and administrative	21,751	33,399	58,429	108,508
Transactions and expenses	1,461	159	4,602	32,257

Total operating expense	68,637	132,887	192,728	443,639

Income (loss) from operations	9,113	8,879	38,860	(63,600)

Other income (expense):
Other income (expense)	—	(4,845)	5,440	6,565
Interest income	107	162	316	438
Interest expense	(14,624)	(41,208)	(42,956)	(112,573)

Total other expense—net	(14,517)	(45,891)	(37,200)	(105,570)

Income (loss) before income taxes and equity earnings of unconsolidated entities	(5,404)	(37,012)	1,660	(169,170)
Income tax expense (benefit)	5,397	(7,387)	9,082	(121,220)

Loss before equity earnings of unconsolidated entities	(10,801)	(29,625)	(7,422)	(47,950)
Equity loss of unconsolidated entities, net of tax	4,550	173	9,116	1,197

Net loss	$(15,351)	$(29,798)	$(16,538)	$(49,147)
Net loss attributable to non-controlling interest	—	(1,206)	—	(14,326)
Excess accretion of non-controlling interest	—	3,145	—	3,145

Total net income (loss) attributable to non-controlling interest	—	1,939	—	(11,181)

Net loss attributable to Endurance International Group Holdings, Inc.	$(15,351)	$(31,737)	$(16,538)	$(37,966)

Comparison of Three Months Ended September 30, 2015 and 2016

Revenue

	Three Months Ended September 30,		Change
	2015	2016	Amount	%
	(dollars in thousands)
Revenue	$188,523	$291,193	$102,670	54%

Revenue increased by $102.7 million, or 54%, from $188.5 million for the three months ended September 30, 2015 to $291.2 million for the three months ended September 30, 2016. Almost all of this increase, or $102.1 million, is attributable to revenue, including growth and synergies, from acquisitions of businesses that were not part of our business for the three months ended September 30, 2015, principally Constant Contact. See “Overview” for further information on our year-over-year revenue growth rate for our business excluding the impact of Constant Contact and other acquisitions.

Our revenue is generated primarily from our products and services delivered on a subscription basis, which include web hosting, domains, website builders, search engine marketing and other similar services. We also generate non-subscription revenue through domain monetization and marketing development funds. Non-subscription revenue decreased from $13.5 million, or 7% of total revenue for the three months ended September 30, 2015 to $8.5 million, or 3% of total revenue for the three months ended September 30, 2016, due primarily to a decrease in domain monetization revenue. Domain monetization revenue has decreased primarily due to a reduced portfolio of premium domains available for sale.

Cost of Revenue

	Three Months Ended September 30,
	2015		2016		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Cost of revenue	$110,773	59%	$149,427	51%	$38,654	35%

Cost of revenue increased by $38.7 million, or 35%, from $110.8 million for the three months ended September 30, 2015 to $149.4 million for the three months ended September 30, 2016. Of this increase, $42.8 million was due to increases in cost of revenue attributable to Constant Contact, including amortization expense of $18.3 million. This increase was partially offset by a $4.0 million decrease in amortization expense related to acquisitions before January 1, 2016.

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

	Three Months Ended September 30,
	2015	2016
	(in thousands)
Amortization expense	$23,758	$37,982
Depreciation expense	$7,801	$12,512
Stock-based compensation expense	$601	$1,643

Gross Profit

	Three Months Ended September 30,
	2015		2016		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Gross profit	$77,750	41%	$141,766	49%	$64,016	82%

Gross profit increased by $64.0 million, or 82%, from $77.8 million for the three months ended September 30, 2015 to $141.8 million for the three months ended September 30, 2016. Of this increase, $53.2 million was due to gross profit contribution attributable to Constant Contact. Of the remaining $10.8 million increase, $6.8 million is primarily attributable to increases in our subscriber base, including acquired subscribers from acquisitions other than Constant Contact, $4.0 million is attributable to a decrease in amortization expense related to acquisitions before January 1, 2016, and $3.5 million is attributable to a decrease in integration and synergy charges, excluding Constant Contact. Our gross profit as a percentage of revenue increased by eight percentage points from 41% for the three months ended September 30, 2015 to 49% for the three months ended September 30, 2016, mainly due to the acquisition of Constant Contact, since Constant Contact products generally have a higher gross profit percentage as compared to our other products.

The following table sets forth gross profit and the significant non-cash components of cost of revenue as a percentage of revenue:

	Three Months Ended September 30,
	2015	2016
	(dollars in thousands)
Revenue	$188,523	$291,193
Gross profit	$77,750	$141,766
Gross profit as % of revenue	41%	49%
Amortization expense as % of revenue	13%	13%
Depreciation expense as % of revenue	4%	4%
Stock-based compensation expense as % of revenue	*	*

*	Less than 1%.

Operating Expense

	Three Months Ended September 30,
	2015		2016		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Sales and marketing	$37,523	20%	$75,341	26%	$37,818	101%
Engineering and development	$7,902	4%	$23,988	8%	16,086	204%
General and administrative	$21,751	12%	$33,399	11%	11,648	54%
Transaction expenses	$1,461	1%	$159	0%	(1,302)	(89)%

Total	$68,637	36%	$132,887	46%	$64,250	94%

Sales and Marketing. Sales and marketing expense increased by $37.8 million, or 101%, from $37.5 million for the three months ended September 30, 2015 to $75.3 million for the three months ended September 30, 2016. Of this increase, $22.6 million was due to increases in sales and marketing expense attributable to Constant Contact. Of the remaining $15.2 million increase, $13.7 million was primarily attributable to launches of new products. In addition, the increase included a $0.7 million increase in stock-based compensation expense.

Engineering and Development. Engineering and development expense increased by $16.1 million, or 204%, from $7.9 million for the three months ended September 30, 2015 to $24.0 million for the three months ended September 30, 2016. Of this increase, $13.0 million was due to increases in engineering and development expense attributable to Constant Contact. The remaining increase of $3.1 million was primarily due to increase in stock-based compensation expense of $3.5 million.

General and Administrative. General and administrative expense increased by $11.6 million, or 54%, from $21.8 million for the three months ended September 30, 2015 to $33.4 million for the three months ended September 30, 2016. Of this increase, $6.8 million was due to increases in general and administrative expense attributable to Constant Contact. The remaining period-over-period increase of $4.8 million was primarily due to $2.0 million in additional payroll and labor costs due to an increase in headcount, and additional legal fees of $1.3 million, principally related to expenses for the Endurance and Constant Contact SEC subpoenas and securities class action lawsuits.

Transaction Expenses. Transaction expenses decreased by $1.3 million, or 89%, from $1.5 million for the three months ended September 30, 2015 to $0.2 million for the three months ended September 30, 2016. The period-over-period decrease was primarily attributable to the fact that we reduced our acquisition spending following the purchase of Constant Contact.

Other Income (Expense), Net

	Three Months Ended September 30,		Change
	2015	2016	Amount	%
	(dollars in thousands)
Other income (expense), net	$(14,517)	$(45,891)	$(31,374)	216%

Other expense, net increased by $31.4 million, or 216%, from $14.5 million for the three months ended September 30, 2015 to $45.9 million for the three months ended September 30, 2016. The increase was primarily due to a $23.4 million increase in interest expense, including service fees, related to our Senior Credit Facilities and Notes during the three months ended September 30, 2016 as compared with the three months ended September 30, 2015. Additionally, there was an increase of $1.7 million in amortization of deferred financing fees, an increase of $0.8 million of original issue discounts, and an increase in the of accretion of present value for the deferred consideration related to the Webzai, BuyDomains and Ace Data Center acquisitions of $0.6 million. Additionally, upon the acquisition of AppMachine, we recognized a loss of $4.9 million that was calculated based on the implied fair value of the investment, which was recorded in other income.

Income Tax Expense (Benefit)

	Three Months Ended September 30,		Change
	2015	2016	Amount	%
	(dollars in thousands)
Income tax expense (benefit)	$5,397	(7,387)	$(12,784)	(237)%

Prior to the acquisition of Constant Contact, we maintained a valuation allowance against certain deferred tax assets. The acquisition of Constant Contact resulted in a significant increase in deferred tax liabilities, which far exceeded pre-acquisition deferred tax assets. With the significant deferred tax liabilities resulting from Constant Contact acquisition, we scheduled out the reversal of the consolidated US deferred tax assets and liabilities as of March 31, 2016, and determined that these reversals would be sufficient to realize most domestic deferred tax assets. The deferred tax liabilities supporting the realizability of these deferred tax assets in the acquisition will reverse in the same period, are in the same jurisdiction and are of the same character as the temporary differences that gave rise to these deferred tax assets. As a result, we recorded a tax benefit of $72.8 million to reverse valuation allowances during the nine months ended September 30, 2016.

For the three months ended September 30, 2015 and 2016, we recognized tax expense of $5.4 million and a tax benefit of $7.4 million, respectively, in the consolidated statements of operations and comprehensive loss. The income tax benefit for the three months ended September 30, 2016 was primarily attributable to a federal and state deferred tax benefit of $9.1 million and a benefit for federal and state current income taxes of $0.1 million, partially offset by a $1.6 million deferred tax expense for the reversal of the valuation allowance, a foreign deferred tax expense of $0.0 million and a foreign current tax expense of $0.3 million. The income tax expense for the three months ended September 30, 2015 is primarily attributable to federal and state current income taxes of $1.1 million, foreign current tax expense of $0.7 million, federal and state deferred tax expense of $3.0 million related to an increase in deferred liabilities and a $0.6 million increase of the valuation allowance.

Comparison of Nine Months Ended September 30, 2015 and 2016

Revenue

	Nine Months Ended September 30,		Change
	2015	2016	Amount	%
	(dollars in thousands)
Revenue	$548,272	$819,019	$270,747	49%

Revenue increased by $270.7 million, or 49%, from $548.3 million for the nine months ended September 30, 2015 to $819.0 million for the nine months ended September 30, 2016. Of this increase, $257.2 million is attributable to revenue, including growth and synergies, from the acquisitions of other businesses that were not part of our business for the nine months ended September 30, 2015. The remaining balance of the increase, or $13.5 million, is primarily attributable to growth from other parts of our business.

Our revenue is generated primarily from our products and services delivered on a subscription basis, which include web hosting, domains, website builders, search engine marketing and other similar services. We also generate non-subscription revenue through domain monetization and marketing development funds. Non-subscription revenue decreased from $38.5 million, or 7% of total revenue for the nine months ended September 30, 2015 to $29.3 million, or 4% of revenue for the nine months ended September 30, 2016, due primarily to a decrease in domain monetization revenue. Domain monetization revenue has decreased primarily due to a reduced portfolio of premium domains available for sale.

Cost of Revenue

	Nine Months Ended September 30,
	2015		2016		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Cost of revenue	$316,684	58%	$438,980	54%	$122,296	39%

Cost of revenue increased by $122.3 million, or 39%, from $316.7 million for the nine months ended September 30, 2015 to $439.0 million for the nine months ended September 30, 2016. Of this increase, $114.0 million was due to increases in cost of revenue attributable to Constant Contact, including amortization expense of $46.4 million. Of the remaining $8.3 million, data center and support costs increased by $5.5 million, merchant fees and domain registration fees increased by $3.3 million and $3.4 million, respectively, and stock-based compensation increased by $2.8 million. These increases were offset by a decrease of $7.9 million attributable to a net decrease in amortization expense related to acquisitions before January 1, 2016.

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

	Nine Months Ended September 30,
	2015	2016
	(dollars in thousands)
Amortization expense	$67,191	$105,679
Depreciation expense	$22,593	$36,818
Stock-based compensation expense	$1,360	$4,116

Gross Profit

	Nine Months Ended September 30,
	2015		2016		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Gross profit	$231,588	42%	$380,039	46%	$148,451	64%

Gross profit increased by $148.5 million, or 64%, from $231.6 million for the nine months ended September 30, 2015 to $380.0 million for the nine months ended September 30, 2016. Approximately $115.7 million of this increase was attributable to Constant Contact. Of the remaining balance of $32.8 million, $40.7 million was due to an increase in our subscriber base, including acquired subscribers from acquisitions other than Constant Contact and subscribers resulting from the launch of new products. This increase was offset by a decrease of $7.9 million attributable to a net decrease in amortization expense related to acquisitions before January 1, 2016. Our gross profit as a percentage of revenue increased by four percentage points from 42% for the three months ended September 30, 2015 to 46% for the nine months ended September 30, 2016, mainly due to the acquisition of Constant Contact, since Constant Contact products generally have a higher gross profit percentage as compared to our other products. The following table sets forth gross profit and the significant non-cash components of cost of revenue as a percentage of revenue:

	Nine Months Ended September 30,
	2015	2016
	(dollars in thousands)
Revenue	$548,272	$819,019
Gross profit	$231,588	$380,039
Gross profit % of revenue	42%	46%
Amortization expense % of revenue	12%	13%
Depreciation expense % of revenue	4%	4%
Stock-based compensation expense % of revenue	*	*

*	Less than 1%.

Operating Expense

	Nine Months Ended September 30,
	2015		2016		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Sales and marketing	$109,791	20%	$234,944	29%	$125,153	114%
Engineering and development	19,906	4%	67,930	8%	48,024	241%
General and administrative	58,429	11%	108,508	13%	50,079	86%
Transaction expense	4,602	1%	32,257	4%	27,655	601%

Total	$192,728	35%	$443,639	54%	$250,911	130%

Sales and Marketing. Sales and marketing expense increased by $125.2 million, or 114%, from $109.8 million for the nine months ended September 30, 2015 to $234.9 million for the nine months ended September 30, 2016. Of this increase, $72.0 million was due to increases in sales and marketing expense attributable to Constant Contact. The remaining increase of $53.2 million was primarily attributable to $53.6 million of increased marketing program spending primarily aimed at the launches of new gateway products, offset by a decrease in our marketing spend on our other products as we focused on the new ones. In addition, the increase included a $3.9 million increase in stock-based compensation expense.

Engineering and Development. Engineering and development expense increased by $48.0 million, or 241%, from $19.9 million for the nine months ended September 30, 2015 to $67.9 million for the nine months ended September 30, 2016. Of this increase, $33.9 million was due to increases in engineering and development expense attributable to Constant Contact. The remaining increase of $14.1 million, was primarily due to the following impairment charges: an impairment write off of acquired in-process research and development of $1.4 million in the first quarter of 2016; an impairment write off of $2.0 million for an internally developed software tool that we determined no longer meets our needs; and an impairment charge of $4.9 million, of which $0.5 million relates to internally developed software from the Webzai acquisition, and $4.4 million relates to developed technology acquired in the Webzai acquisition. An additional $5.0 million in stock-based compensation also contributed to the increases.

General and Administrative. General and administrative expense increased by $50.1 million, or 86%, from $58.4 million for the nine months ended September 30, 2015 to $108.5 million for the nine months ended September 30, 2016. Of this increase, $21.3 million was due to increases in general and administrative expense attributable to Constant Contact. The remaining period-over-period increase of $28.8 million was primarily due to a $16.2 million increase in stock-based compensation expense, due in part to the performance-based restricted stock award granted to our CEO, $3.8 million in additional payroll and labor costs due to an increase in headcount, additional audit and tax fees of $2.9 million, and additional legal fees of $2.1 million.

Transaction Expenses. Transaction expenses increased by $27.7 million, or 601%, from $4.6 million for the nine months ended September 30, 2015 to $32.3 million for the nine months ended September 30, 2016. The period-over-period increase was primarily attributable to costs related to our acquisition of Constant Contact in February 2016.

Other Income (Expense), Net

	Nine Months Ended September 30,		Change
	2015	2016	Amount	%
	(dollars in thousands)
Other income (expense), net	$(37,200)	$(105,570)	$(68,370)	184%

Other expense, net increased by $68.4 million, or 184%, from $37.2 million for the nine months ended September 30, 2015 to $105.6 million for the nine months ended September 30, 2016. The increase is primarily due to a $61.2 million increase in interest expense, including service fees, related to our Senior Credit Facilities and Notes during the nine months ended September 30, 2016 as compared with the nine months ended September 30, 2015. Additionally, there was an increase of $4.3 million in amortization of deferred financing fees and a $2.1 million increase in original issue discounts, as well as an increase of $1.9 million of accretion of present value for the deferred consideration related to the Webzai, BuyDomains and Ace Data Center acquisitions.

Income Tax Expense (Benefit)

	Nine Months Ended September 30,		Change
	2015	2016	Amount	%
	(dollars in thousands)
Income tax expense	$9,082	$(121,220)	$(130,302)	-1435%

For the nine months ended September 30, 2015 and 2016, we recognized tax expense of $9.1 million and a tax benefit of $121.2 million, respectively, in the consolidated statements of operations and comprehensive loss. The income tax benefit for the nine months ended September 30, 2016 was primarily attributable to a $72.8 million reversal of the valuation allowance, a federal and state deferred tax benefit of $49.7 million, which includes the identification and recognition of $7.3 million of U.S. federal research and development tax credits, and a foreign deferred tax benefit of $2.1 million, partially offset by a provision for federal and state current income taxes of $1.4 million and foreign current tax expense of $2.0 million. The income tax expense for the nine months ended September 30, 2015 is primarily attributable to a provision for federal and state current income taxes of $2.1 million, foreign current tax expense of $1.4 million, federal and state deferred tax expense of $5.2 million, foreign deferred tax expense of $0.1 million related to increases in deferred liabilities, and attributable to a $0.3 million increase of the valuation allowance.

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

The Senior Credit Facilities have been fully and unconditionally guaranteed, and secured by us and certain of our subsidiaries (including Constant Contact and its subsidiaries).

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

As of September 30, 2016, we had cash and cash equivalents totaling $63.1 million and negative working capital of $380.0 million, which included the $21.0 million current portion of the first lien term loan facility and $14.7 million current portion of the incremental first lien term loan facility, as well as $33.5 million outstanding on our revolving credit facility. In addition, we had approximately $2,006.2 million of long term indebtedness outstanding under our first lien term loan facility, which matures on November 9, 2019, and incremental first lien term loan facility due on February 9, 2023 and 10.875% Senior Notes due 2024. We also had $448.6 million of short-term and long-term deferred revenue, which is not expected to be payable in cash.

Debt Covenants

Senior Credit Facilities

The Senior Credit Facilities require that we comply with a financial covenant to maintain a maximum ratio of consolidated senior secured indebtedness to Bank Adjusted EBITDA (as defined below).

The Senior Credit Facilities contain covenants that limit our ability to, among other things, incur additional debt or issue certain preferred shares; pay dividends on or make other distributions in respect of capital stock; make other restricted payments; make certain investments; sell or transfer certain assets; create liens on certain assets to secure debt; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and enter into certain transactions with affiliates. Additionally, the Senior Credit Facilities require us to comply with certain negative covenants and specify certain events of default that could result in amounts becoming payable, in whole or in part, prior to their maturity dates. We were in compliance with all covenants at September 30, 2016.

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

Net Leverage Ratio

The Senior Credit Facilities require that we comply with a financial covenant to maintain a maximum ratio of consolidated net senior secured indebtedness on the date of determination to an adjusted consolidated EBITDA measure, which we refer to as Bank Adjusted EBITDA, for the most recently completed four quarters (which we refer to as trailing twelve months, or TTM). This net leverage ratio may not exceed 6.50 to 1.00 through December 31, 2016, 6.25 to 1.00 from March 31, 2017 through December 31, 2017, and 6.00 to 1.00 from March 31, 2018 and thereafter. As of September 30, 2016, the Company was in compliance with this covenant.

Our credit agreement defines the net consolidated senior secured indebtedness as of any date of determination as the aggregate amount of indebtedness of the Company and its restricted subsidiaries, determined on a consolidated basis in accordance with GAAP, including indebtedness for borrowed money, unreimbursed obligations under letters of credit, obligations with respect to capital lease obligations and debt obligations evidenced by promissory notes and similar instruments, minus the aggregate amount of cash and permitted investments, excluding cash and permitted investments that are restricted.

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

We use Bank Adjusted EBITDA to monitor our net leverage ratio and our ability to undertake key investing and financing functions such as making investments and incurring additional indebtedness, which may be prohibited by the covenants under our credit agreement unless we comply with certain financial ratios and tests.

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

As of September 30, 2016, our net leverage ratio on a TTM basis was 4.38 to 1.00 and was calculated as follows:

	For the three months ended,
	December 31, 2015	March 31, 2016	June 30, 2016	September 30, 2016	TTM
	(in thousands except ratios)
Net income (loss)	$(9,232)	$14,081	$(33,430)	$(29,798)	$(58,379)
Interest expense	15,872	30,371	40,994	41,208	128,445
Income tax expense (benefit)	2,260	(99,902)	(13,931)	(7,387)	(118,960)
Depreciation	9,361	13,172	16,760	17,010	56,303
Amortization of other intangible assets	23,866	29,874	37,823	37,982	129,545
Stock-based compensation	9,653	18,388	15,024	14,806	57,871
Integration and restructuring costs	4,749	15,037	9,627	7,652	37,065
Transaction expenses and charges	4,980	31,120	978	159	37,237
(Gain) loss of unconsolidated entities	5,524	(10,727)	341	5,018	156
Impairment of long-lived assets	—	1,437	6,847	—	8,284
(Gain) loss on assets, not ordinary course	—	—	—	56	56
Legal advisory expenses	161	1,540	1,458	985	4,144
Billed revenue to GAAP revenue adjustment	4,524	42,573	12,317	3,724	63,138
Domain registration cost cash to GAAP adjustment	(1,354)	(3,745)	441	69	(4,589)
Currency translation	(42)	156	206	209	529
Adjustment for acquisitions on a pro forma basis*	34,517	12,902	(162)	(42)	47,215

Bank Adjusted EBITDA	$104,839	$96,277	$95,293	$91,651	$388,060

Current portion of notes payable					69,200
Current portion of capital lease obligations					7,108
Notes payable - long term					1,961,512
Capital lease obligations - long term					2,082
Certain deferred consideration amounts					2,800
Original issue discounts and deferred financing costs					71,388
Less:
Unsecured notes					(350,000)
Cash					(63,148)
Certain permitted restricted cash					(611)

Net senior secured indebtedness					$1,700,331

Net leverage ratio					4.38
Maximum net leverage ratio					6.50

*	Consists of pro forma adjusted EBITDA for acquired entities on a TTM basis, as adjusted for projected cost savings arising from decisions undertaken by us on or before the acquisition date of the relevant acquisition. This adjustment is revised each fiscal quarter for new acquisitions.

Cash and Cash Equivalents

As of September 30, 2016, our cash and cash equivalents were primarily held for working capital purposes and for required principal and interest payments under our indebtedness. A majority of our cash and cash equivalents was held in operating accounts. Our cash and cash equivalents increased by $30.1 million from $33.0 million at December 31, 2015 to $63.1 million at September 30, 2016. Of the $63.1 million cash and cash equivalents we had at September 30, 2016, $15.1 million was held in foreign countries, which, due to tax and accounting reasons, we do not plan to repatriate this cash in the near future. We used cash on hand at December 31, 2015, cash flows from operations and proceeds from our incremental first lien term loan facility and Notes to fund our acquisition and minority investment activity described under financing and investing activities below. Our future capital requirements will depend on many factors including, but not limited to acquisitions, our growth rate, expansion of sales and marketing activities, the introduction of new and enhanced products and services, market acceptance of our solutions and our gross profits and operating expenses. We believe that our current cash and cash equivalents and operating cash flows will be sufficient to meet our anticipated working capital and capital expenditure requirements, as well as our required principal and interest payments under our indebtedness, for at least the next 12 months.

The following table shows our purchases of property and equipment, principal payments on capital lease obligations, depreciation, amortization and cash flows from operating activities, investing activities and financing activities for the stated periods:

	Nine Months Ended September 30,
	2015	2016
	(dollars in thousands)
Purchases of property and equipment	$(23,267)	$(29,317)
Principal payments on capital lease obligations	$(2,827)	$(4,372)
Depreciation	$24,649	$46,942
Amortization	$67,741	$114,543
Cash flows provided by operating activities	$133,814	$101,804
Cash flows used in investing activities	$(100,144)	$(925,074)
Cash flows provided by (used in) financing activities	$(30,689)	$851,545

Capital Expenditures

Our capital expenditures on the purchase of property and equipment for the nine months ended September 30, 2015 and 2016 were $23.3 million and $29.3 million, respectively. The higher property and equipment expenditures in the nine months ended September 30, 2016 is mostly attributable to Constant Contact. The remaining balance payable on the capital leases is $9.2 million as of September 30, 2016. We expect our capital expenditures to increase over the next twelve months as we enhance our disaster recovery capabilities.

Depreciation

Our depreciation expense for the nine months ended September 30, 2015 and 2016 increased from $24.6 million to $46.9 million, respectively. This increase was primarily due to expansion in our business by on-boarding acquisitions as well as investments in data center infrastructure and leasehold improvements. The leasehold improvements were associated with operating leases as we expanded and revamped our presence in Massachusetts.

Amortization

Our amortization expense, which includes amortization of other intangible assets, amortization of deferred financing costs, amortization of net present value of deferred consideration and amortization of original issue discounts, increased by $46.8 million from $67.7 million for the nine months ended September 30, 2015 to $114.5 million for the nine months ended September 30, 2016. Of this increase in amortization expense, $49.4 million of amortization expense related to intangible assets of businesses that have been acquired since September 30, 2015, partially offset by $11.2 million of lower amortization expense related to acquisitions that occurred prior to September 30, 2015. In addition, $1.9 million of the increase is attributable to higher amortization expense of net present value of deferred consideration as a result of our Ace acquisition in September 2015, $4.3 million is attributable to increased deferred financing costs and $2.1 million is attributable to amortization of original issue discounts related to our incremental first lien term loan facility and Notes.

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

Net cash provided by operating activities was $101.8 million for the nine months ended September 30, 2016 compared with $133.8 million for the nine months ended September 30, 2015. Net cash provided by operating activities for the nine months ended September 30, 2016 consisted of net loss of $49.1 million, offset by non-cash charges of $87.9 million and a net change of $63.0 million in our operating assets and liabilities. The net change in our operating assets and liabilities included an increase in deferred revenue of $58.6 million, which was $29.4 million more than in the same period in 2015. Cash provided by operating activities for the nine months ended September 30, 2016 has been reduced by $38.3 million of transaction costs, incurred primarily to acquire Constant Contact.

Net cash provided by operating activities was $133.8 million for the nine months ended September 30, 2015, consisting of net loss of $16.5 million, non-cash charges of $122.9 million and a net change of $27.5 million in our operating assets and liabilities. The net change in our operating assets and liabilities included an increase in deferred revenue of $29.2 million.

Investing Activities

Cash flows used in investing activities consist primarily of purchase of property and equipment, acquisition consideration payments, and changes in restricted cash balances.

During the nine months ended September 30, 2016, net cash used in investing activities was $925.1 million. We used $889.6 million of cash, net of cash acquired, for the purchase consideration for our acquisitions of Constant Contact and AppMachine. We also used $29.1 million of cash to purchase property and equipment, net of proceeds from disposals of $0.2 million, and a net deposit of $0.8 million of restricted cash with a payment processor. In addition, we paid $0.6 million for a convertible promissory note from a business that provides web and mobile management solutions, with the potential for subsequent purchases of additional convertible notes, and $5.0 million for a minority interest investment in Fortifico Limited, a company providing a billing, customer support and CRM solution to small and mid-sized businesses.

During the nine months ended September 30, 2015, net cash used in investing activities was $100.1 million. We used $73.2 million of cash, net of cash acquired, for the purchase consideration of our acquisitions of Verio, World Wide Web Hosting, and Ace. In addition, we used $7.3 million to make an additional investment in WZ UK Ltd. We also used $23.2 million of cash to purchase property and equipment, net of proceeds from disposals of $0.1 million, and deposited $0.1 million of restricted cash with a payment processor. In addition, during the nine months ended September 30, 2015 we received a $3.5 million repayment on a note receivable related to our equity ownership in World Wide Web Hosting.

Financing Activities

Cash flow from financing activities consists primarily of the net change in our overall indebtedness, payment of associated financing costs, payment of deferred consideration for our acquisitions and the issuance or repurchase of equity.

During the nine months ended September 30, 2016, cash flows provided by financing activities was $851.5 million. We received $1.1 billion from the issuance of the incremental first lien term loan and Notes to finance the acquisition of Constant Contact. We also received $2.3 million of proceeds from the exercise of stock options, and $2.8 million as a capital investment from our minority partner. We borrowed in aggregate $49.5 million against our revolving credit facility and repaid in aggregate $83.0 million, including the $67.0 million that was paid with the proceeds from the new debt used to acquire Constant Contact related to our revolving credit facility. These items were offset by principal payments of $42.8 million related to our term loans, a $52.6 million payment of financing costs, $43.1 million of deferred consideration payments, $33.4 million for redemption in our controlling interest in WZ UK, and $4.4 million of principal payments related to capital lease obligations.

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

The following table reflects the reconciliation of cash flow from operations to free cash flow (“FCF”) (all data in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016

Cash flow from operations	$37,582	$36,189	$133,814	$101,804
Less:
Capital expenditures and capital lease obligations	$(9,710)	$(9,832)	$(26,094)	$(33,689)

Free cash flow	$27,872	$26,357	$107,720	$68,115

Free cash flow decreased from $27.9 million for the three months ended September 30, 2015 to $26.4 million for the three months ended September 30, 2016, a decrease of $1.5 million. This decrease is primarily related to increased payments of interest expense incurred to finance the Constant Contact acquisition of $32.7 million and increased payments for restructuring costs, mostly for costs related to the Constant Contact restructuring plan of $4.5 million, partially offset by cash generated by Constant Contact.

Free cash flow declined from $107.7 million for the nine months ended September 30, 2015 to $68.1 million for the nine months ended September 30, 2016, a decrease of $39.6 million. This decrease is primarily related to transaction and restructuring related payments of $46.5 million primarily incurred in connection with the acquisition of Constant Contact.

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

On March 11, 2015, we completed a follow-on offering of our common stock, in which selling stockholders sold 12,000,000 shares of common stock at a public offering price of $19.00 per share. The underwriter also exercised its overallotment option to purchase an additional 1,800,000 shares of common stock from the selling stockholders. We completed an analysis of our ownership changes in the first half of 2016, which resulted in no ownership-change for tax purposes within the meaning of the Internal Revenue Code Section 382(g).

Contractual Obligations and Commitments

We closed our acquisition of Constant Contact on February 9, 2016. This acquisition was funded with an increase in our indebtedness of approximately $1.1 billion. Our outstanding indebtedness, including capital lease obligations, at September 30, 2016 was $2,084.6 million. In connection with the new indebtedness to finance the acquisition of Constant Contact, we paid off our existing revolving credit facility and entered into a new $165.0 million revolving credit facility. We also had $33.5 million outstanding under this new revolving credit facility as of September 30, 2016.

On July 13, 2016, WZ UK completed a restructuring pursuant to which we and the minority shareholders of Pseudio Limited and Resume Labs Limited sold our shares in these entities to WZ UK in exchange for shares in WZ UK. As a result of the restructuring, WZ UK became the 100% owner of Pseudio Limited and Resume Labs Limited and our ownership of WZ UK was diluted from 77.5% to 76.4%. Immediately subsequent to the restructuring, we acquired an additional 10% stake in WZ UK for $18.0 million, bringing our aggregate stake in WZ UK to 86.4%. In connection with this investment, we and the minority shareholders of WZ UK entered into a revised option agreement on September 22, 2016, pursuant to which we have a right and an obligation to purchase additional shares in WZ UK provided certain conditions are met.

Additionally, on July 27, 2016, we acquired the remaining 60% equity interest in AppMachine, increasing our stake to 100%. In connection with the acquisition, the parties terminated the prior investment agreement pursuant to which we were obligated to purchase the remaining shares in AppMachine in three tranches. The total consideration for the 60% equity interest was $22.5 million, of which $5.5 million was paid upon closing, and the remainder will be paid in annual installments over a period of four years, commencing with June 21, 2017. The purchase consideration of $22.5 million is subject to reduction in the event that we successfully bring certain indemnification claims against the sellers.

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

Interest Rate Sensitivity

We had cash and cash equivalents of $63.1 million at September 30, 2016, the majority of which was held in operating accounts for working capital purposes and other general corporate purposes which includes payment of principal and interest under our indebtedness. As of September 30, 2016, we had approximately $994.6 million of indebtedness outstanding under our first lien term loan facility, $724.0 million outstanding under our incremental first lien term loan, $350.0 million outstanding under The Notes and $33.5 million outstanding under a revolving credit facility of $165.0 million.

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

Based on our aggregate indebtedness outstanding under our first lien term loan facility and incremental first lien term loan facility of $1,718.6 million as of September 30, 2016, a 100 basis point increase in the adjusted LIBOR rate above the LIBOR floor would result in a $17.3 million increase in our aggregate interest payments over a 12-month period, and a 100 basis point decrease at the current LIBOR rate would not result in a decrease in our interest payments.

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2016, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation of our disclosure controls and procedures as of September 30, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2016, we acquired Constant Contact. Other than the addition of Constant Contact’s operations to our internal control over financial reporting and any related changes in control to integrate Constant Contact, there has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On May 4, 2015, Christopher Machado, a purported holder of our common stock, filed a civil action in the United States District Court for the District of Massachusetts against us and our chief executive officer and our former chief financial officer, Machado v. Endurance International Group Holdings, Inc., et al., Civil Action No. 1:15-cv-11775-GAO. In a second amended complaint, filed on March 18, 2016, the plaintiff alleged claims for violations of Section 10(b) and 20(a) of the Exchange Act, on behalf of a purported class of purchasers of our securities between February 25, 2014 and February 29, 2016. Those claims challenged as false or misleading certain of our disclosures about our total number of subscribers, average revenue per subscriber, the number of customers paying over $500 per year for our products and services, the average number of products sold per subscriber, and our customer churn. The plaintiff seeks, on behalf of himself and the purported class, compensatory damages and his costs and expenses of litigation. We filed a motion to dismiss on May 16, 2016, which remains pending. In August 2016, the parties in the Machado action and another potential claimant, who asserts that he purchased common stock in our initial public offering, agreed to toll, as of July 1, 2016, the statutes of limitation and repose for all claims under the Securities Act of 1933 that the plaintiff and claimant might bring, individually or in a representative capacity, arising from alleged actions or omissions between September 9, 2013 and February 29, 2016. We and the individual defendants intend to deny any liability or wrongdoing and to vigorously defend all claims asserted. We cannot, however, make any assurances as to the outcome of the current proceeding or any additional claims if they are brought.

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

In August 2012, RPost Holdings, Inc., RPost Communications Limited and RMail Limited, or collectively, RPost, filed a complaint in the United States District Court for the Eastern District of Texas that named Constant Contact as a defendant in a lawsuit. The complaint alleged that certain elements of Constant Contact’s email marketing technology infringe five patents held by RPost. RPost seeks an award for damages in an unspecified amount and injunctive relief. In February 2013, RPost amended its complaint to name five of Constant Contact’s marketing partners as defendants. Under Constant Contact’s contractual agreements with these marketing partners, it is obligated to indemnify them for claims related to patent infringement. Constant Contact filed a motion to sever and stay the claims against its partners and multiple motions to dismiss the claims against it. In January 2014, the case was stayed pending the resolution of certain state court and bankruptcy actions involving RPost, to which Constant Contact is not a party. The case continues to be stayed pending the state court and bankruptcy actions. Meanwhile, RPost asserted the same patents asserted against Constant Contact in litigation against Go Daddy. In June 2016, Go Daddy succeeded in invalidating all of those RPost patents. RPost has appealed, and the appellate court is expected to hear oral argument on the appeal in the Spring of 2017. The litigation against Constant Contact remains stayed, and is in its early stages. We believe we have meritorious defenses to any claim of infringement and intend to defend against the lawsuit vigorously.

Legal Proceedings Related to the Constant Contact Acquisition

On December 11, 2015, a putative class action lawsuit relating to the Constant Contact acquisition, captioned Irfan Chawdry, Individually and On Behalf of All Others Similarly Situated v. Gail Goodman, et al. Case No. 11797, or the Chawdry Complaint, and on December 21, 2015, a putative class action lawsuit relating to the acquisition captioned David V. Myers, Individually and On Behalf of All Others Similarly Situated v. Gail Goodman, et al. Case No. 11828, or the Myers Complaint (together with the Chawdry Complaint, the Complaints) were filed in the Court of Chancery of the State of Delaware naming Constant Contact, each of Constant Contact’s directors, Endurance and Paintbrush Acquisition Corporation as defendants. The Complaints generally allege, among other things, that in connection with the acquisition the directors of Constant Contact breached their fiduciary duties owed to the stockholders of Constant Contact by agreeing to sell Constant Contact for purportedly inadequate consideration, engaging in a flawed sales process, omitting material information necessary for stockholders to make an informed vote, and agreeing to a number of purportedly preclusive deal protection devices. The Complaints seek, among other things, to rescind the acquisition, as well as award of plaintiffs’ attorneys’ fees and costs in the action. The defendants have not yet answered or otherwise responded to either of these Complaints. The defendants believe the claims asserted in the Complaints are without merit and intend to defend against these lawsuits vigorously.

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

Our financial results for the second quarter of 2016 were below our expectations and the expectations of research analysts, due primarily to higher than expected subscriber acquisition costs and initial subscriber churn associated with new gateway products and relatively slow growth in our core hosting and web presence brands due to flat marketing expenditure levels during the first half of 2016, as well as to trends in the competitive landscape. In the third quarter of 2016, our total subscriber base also decreased from the prior quarter, which we believe was due to the allocation of our marketing spend, higher than expected churn in certain gateway products, the impact of less strategic brands, and competitive factors, including trends toward brand rather than generic search terms. It is possible that in one or more future quarters, due to any of the factors listed above, a combination of those factors or other reasons, our operating results may again be below our expectations and the expectations of research analysts and investors. In that event, our stock price could decline substantially.

We may not be able to add new subscribers, retain existing subscribers or increase sales to existing subscribers, which could adversely affect our operating results.

Our growth is dependent on our ability to continue to attract and acquire new subscribers while retaining existing subscribers and expanding the products and services we sell to them. Growth in the demand for our products and services may be inhibited, and we may be unable to grow our subscriber base, for a number of reasons, including, but not limited to:

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

In the third quarter of 2016, our total subscriber base decreased by approximately 42,000 subscribers due to the factors discussed in “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations”. We expect that our total subscribers will continue to decrease in the near term. If we are not successful in addressing the factors that have contributed to our decrease in total subscribers or in maintaining or improving our current levels of subscriber churn, we may not be able to return to or maintain positive subscriber or revenue growth in the future, which could have a material adverse effect on our business and financial results.

A substantial amount of our revenue growth historically has been derived from increased sales of products and services to existing subscribers and from introductory subscriptions renewing at regular rates. Our costs associated with increasing revenue from existing subscribers are generally lower than costs associated with generating revenue from new subscribers. Therefore, a reduction in the rate of revenue increase from our existing subscribers (including a reduction due to an increase in subscriber churn), even if offset by an increase in revenue from new subscribers, could reduce our operating margins. Any failure by us to increase our revenue from existing subscribers could have a material adverse effect on our business and financial results.

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

Our business and operations have experienced significant growth and organizational change over the past several years, which has placed, and will continue to place, significant demands on our management and infrastructure, especially our billing systems and operational infrastructure. If we fail to manage our change effectively, we may be unable to execute our business plan, provide high levels of service, produce accurate financial statements and other disclosures on a timely basis or address competitive challenges adequately.

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

Growth and organizational change has placed, and will continue to place, a significant strain on our managerial, engineering, network operations and security, sales and support, marketing, legal, compliance, finance and other resources. In particular, these factors have placed, and will continue to place, a significant strain on our ability to maintain effective internal financial and accounting controls and procedures. For example, as a result of our acquisitions, we have acquired multiple billing systems, some of which we are in the process of integrating, and we may acquire and integrate additional billing systems with future acquisitions. Any delays or other challenges associated with billing system build-outs or integrations could lead to inaccurate disclosure, which could prevent us from producing accurate financial statements on a timely basis and harm our operating results, our ability to operate our business and our investors’ view of us. In addition, we have identified in the past, and may in the future identify, errors in our systems, including the business intelligence system, which we use to generate certain operational and performance metrics. For example, in the third quarter of 2015, we identified errors in our business intelligence system that impacted three of our performance metrics, as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K filed with the SEC on February 29, 2016. Our operational and performance metrics, which we voluntarily disclose, historically have not been subject to the same level of reporting controls as our financial statements and other financial information that we are required to disclose. We are working to improve our controls for these operational and performance metrics, but further errors with respect to these metrics could still occur. Errors of this type could result in inaccurate disclosures, negatively impact our business decisions and harm investors’ view of us.

The increase in the number of subscribers on our platform over the past several years has required us to invest in and improve the security, scale and flexibility of our infrastructure and information technology systems, and the increase in the number of payment transactions that we process for our subscribers has increased the amount of customer data that we store. Any loss of data or disruption in our ability to provide our product offerings due to disruptions to, or the inflexibility or lack of scale of, our infrastructure or information technology systems could harm our business or our reputation.

Our U.S. and overseas operations and geographically dispersed workforce require substantial management effort, the allocation of significant management resources and significant investment in our infrastructure, including our information technology, operational, financial and administrative infrastructure and systems. We also need to ensure that our operational, financial, compliance, risk and management controls and our reporting procedures are in effect throughout our organization, and make improvements as necessary. As such, we may be unable to manage our expenses effectively in the future, which may adversely affect our gross margins or operating expenses in any particular quarter. If we fail to manage organizational change in an effective manner, the quality of our solutions may suffer or fail to keep up with changes in the industry or technological developments, which could adversely affect our brands and reputation and harm our ability to retain and attract subscribers.

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

In addition, these transactions involve numerous risks, any of which could harm our business, including:

•	difficulties or delays in integrating the technologies, products, operations, billing systems, personnel or operations of an acquired business and realizing the anticipated benefits of the combined businesses;

•	reliance on third parties for transition services prior to subscriber migration or difficulties in supporting and migrating acquired subscribers, if any, to our platform, causing potential loss of such subscribers, unanticipated costs and damage to our reputation;

•	disruption of our ongoing business and diversion of financial, management, operations and customer support resources from existing operations, including as result of completing acquisitions and evaluating potential acquisitions;

•	difficulties in applying our controls and risk management and compliance policies and practices to acquired companies and joint ventures;

•	integration and support of redundant solutions or solutions that are outside of our core capabilities;

•	the incurrence of additional debt or the issuance of equity securities, resulting in dilution to existing stockholders, in order to fund an acquisition;

•	assumption of debt or other actual or contingent liabilities of the acquired company, including litigation risk or risks associated with other unforeseen or undisclosed liabilities, or exposure to successor liability for any legal violations of the acquired company;

•	differences in the standards, procedures, policies, corporate culture and compensation structure of our company and the acquired company, resulting in difficulty assimilating or integrating the acquired organization and its talent, which could lead to unanticipated costs or inefficiencies, morale issues, increased turnover and lower productivity than anticipated, and could also adversely affect the culture of our existing organization;

•	the price we pay, or other resources that we devote, may exceed the value we realize, or the value we could have realized if we had allocated the purchase price or other resources to another opportunity, or unanticipated costs associated with pursuing acquisitions;

•	potential loss of an acquired business’ strategic alliances and key employees, including those employees who depart prior to transferring to us, or without otherwise documenting, knowledge and information that are important to the efficient operation of the acquired business;

•	potential deployment by an acquired company of its top talent to other of its business units prior to our acquisition if we do not acquire the entirety of an acquired company’s stock or assets;

•	difficulties associated with governance, management and control matters in majority or minority investments or joint ventures, and risk of loss of all or a substantial portion of our investment;

•	disruption of our business due to sellers, former employees, contractors or third-party service providers of an acquired company or business misappropriating our intellectual property, violating non-competition agreements, or otherwise causing harm to our company;

•	failure to properly conduct due diligence efforts, evaluate acquisitions or investments or identify liabilities or challenges associated with the companies, businesses or technologies we acquire;

•	obligations to third parties that arise as a result of the change of control of the acquired company;

•	adverse tax consequences, including exposure of our entire business to taxation in additional jurisdictions, exposure to substantial penalties, fees and costs if an acquired company failed to comply, or is alleged by regulatory authorities to have failed to comply, with relevant tax rules and regulations prior to our acquisition, or substantial depreciation or deferred compensation charges; and

•	accounting effects, including potential impairment charges related to long-lived assets, goodwill and other intangible assets and requirements that we record deferred revenue at fair value.

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

A key purpose of many of our smaller acquisitions, typically acquisitions of small hosting companies, has been to achieve subscriber growth, cost synergies and economies of scale by migrating customers of these companies to our platform. However, for several of our most recent acquisitions of this type, migrations to our platform have taken longer and been more disruptive to subscribers than we anticipated. If we are unable to improve upon our recent migration efforts and continue to experience unanticipated delays and subscriber disruption from migrations, we may not be able to achieve the expected benefits from these types of acquisitions.

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

We store and transmit large amounts of sensitive, confidential, personal and proprietary information, including payment card information. Any physical or electronic security breach, virus, accident, employee error, criminal activity or malfeasance, fraudulent service plan order, impersonation scam perpetrated against us, security events impacting our third party service providers, intentional misconduct by cyber criminals or similar intrusion, breach or disruption could result in unauthorized access to, usage or disclosure of, or loss of, confidential information, damage to our platform, and interruptions, delays or cessation of service to our subscribers, each of which may cause damage to our reputation and result in increased security costs, litigation, regulatory investigations or other liabilities. The risk that these types of events could seriously harm our business is likely to increase as we expand the number of technology solutions and services that we offer and expand our operations in foreign countries. In addition, we frequently acquire other companies and businesses, which may increase our risk of security or privacy breaches, including if we encounter challenges in the subscriber migration or integration process, or if we do not successfully identify security and privacy vulnerabilities through the due diligence we conduct on acquisition targets.

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

Organizations generally, and Internet-based organizations in particular, remain vulnerable to targeted attacks aimed at exploiting network and system applications or weaknesses. Techniques used to obtain unauthorized access to, or to sabotage, networks and systems often are not recognized until launched against a target. Cyber criminals are increasingly using powerful new tactics including evasive applications, proxies, tunneling, encryption techniques, vulnerability exploits, buffer overflows, distributed denial of service attacks, or DDoS attacks, botnets and port scans. For example, we are frequently the targets of DDoS attacks in which attackers attempt to block subscribers’ access to our websites. If we are unable to avert a DDoS or other attack for any significant period, we could sustain substantial revenue loss from lost sales and subscriber dissatisfaction. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks. Moreover, we may not be able to immediately detect that such an attack has been launched, if, for example, unauthorized access to our systems was obtained without our knowledge in preparation for an attack contemplated to commence in the future. Cyber attacks may target us, our subscribers, our partners, banks, credit card processors, delivery services, e-commerce in general or the communication infrastructure on which we depend. We also rely on third parties to provide physical security for our data centers and other facilities. Any physical security breach to our data centers or other facilities could result in unauthorized access or damage to our systems.

Our employees, including our employee and contract support agents are often targeted by, and may be vulnerable to, e-mail scams, phishing, social media or similar attacks, as well as social engineering tactics used to perpetrate fraud. We have experienced and may in the future experience security attacks that cause our support agents to divulge confidential information about us or our subscribers, or to introduce viruses, worms or other malicious software programs onto their computers, allowing the perpetrators to, among other things, gain access to our systems or our subscribers’ accounts. Our subscribers may also use weak passwords, accidentally disclose their passwords or store them on a mobile device that is lost or stolen, or otherwise compromise the security of their data, creating the perception that our systems are not secure against third-party access when their accounts are compromised and used maliciously by third parties. In addition, if third parties with which we work, such as vendors, partners or developers, violate applicable laws or our policies, such violations may also put our information and our subscribers’ information at risk and could in turn have an adverse effect on our business and reputation.

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

We could also incur significant fines or lose our ability to process payments using credit cards if we fail to follow payment card industry data security standards, even if there is no compromise of subscriber information, if we are unable to accept credit card payments, our financial condition, results of operations and cash flows would be adversely affected.

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

We have made and expect to continue to make significant expenditures to develop and expand our business. Increases in revenue and number of subscribers that we have experienced over the past several years may not be sustainable, and our revenue may be insufficient to maintain profitability. As further discussed in “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations”, total subscribers decreased in the third quarter of 2016, and our core hosting and web presence business showed relatively slow revenue and subscriber growth during the first nine months of 2016. If we are not successful in addressing the factors that have contributed to these developments, we may not be able to either return to prior levels of subscriber and revenue growth or maintain current subscriber and revenue levels, which could result in a material adverse effect on our business and financial results. We may incur significant losses in the future for these or a number of other reasons, including interest expense related to our substantial indebtedness, and the other risks described in this report, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events.

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

We believe that establishing and maintaining our brands is critical to our efforts to expand our subscriber base. If we do not continue to build awareness of our brands, we could be placed at a competitive disadvantage to companies whose brands are, or become, more recognizable than ours. For instance, we believe that our business has been, and may continue to be, affected by the increasing tendency of consumers to search for web presence and marketing solutions using brand related search terms as opposed to unbranded search terms such as hosting, website builders or email marketing. We believe this trend assists competitors who have invested more heavily in, and used a broader array of marketing channels in, building consumer awareness of their brand than we have. To attract and retain subscribers and to promote and maintain our brands in response to competitive pressures, we may have to substantially increase our financial commitment to creating and maintaining distinct brand loyalty among subscribers or eliminate certain of our brands. We are currently evaluating different marketing strategies aimed at increasing brand awareness.

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

We rely on third-party referral partners and other marketing partners to acquire subscribers. If these partners fail to promote our brands or to refer new subscribers to us, begin promoting competing brands in addition to ours, fail to comply with regulations, are forced to change their marketing efforts in response to new or existing regulations or cease to be viewed as credible sources of information by our potential subscribers, we may face decreased demand for our solutions, higher than expected subscriber acquisition costs, and loss of revenue. For instance, we believe that subscriber growth and subscriber acquisition costs at one of our brands have recently been negatively affected because an important referral source is now featuring several other web hosting options on their website, rather than just our brand. Some of our third-party partners purchase our solutions and resell them to their customer bases. These partners have the direct contractual relationships with our ultimate subscribers and, therefore, we risk the loss of both our third-party partners and their customers if our services fail to meet expectations or if our partners fail to perform their obligations or deliver the level of service to the ultimate subscriber that we expect.

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

We rely on a limited number of data centers to deliver most of our services. If we are unable to renew our data center agreements on favorable terms, or at all, our operating margins and profitability could be adversely affected and our business could be harmed. In addition, our ownership of our largest data center subjects us to potential costs and risks associated with real property ownership.

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

If our solutions and software contain serious errors or defects, or if human error on our part results in damage to our subscribers’ businesses, then we may lose revenue and market acceptance and may incur costs to defend or settle claims.

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

Since our subscribers use our solutions to, among other things, maintain an online presence for their business, it is not uncommon for subscribers to allege that errors, defects, or other performance problems result in damage to their businesses. They could elect to cancel or not to renew their agreements, delay or withhold payments to us, or bring claims or file suit seeking significant compensation from us for the losses they or their businesses allege to have suffered. For instance, from time to time, our customer support personnel have inadvertently deleted subscriber data due to human error, technical problems or miscommunication with customers. These lost data cases have sometimes led to subscribers commencing litigation against us, settlement payments to subscribers, subscription cancellations, and negative social media attention. Although our subscriber agreements typically contain provisions designed to limit our exposure to specified claims, including data loss claims, existing or future laws or unfavorable judicial decisions could negate or diminish these limitations. Even if not successful, defending against claims brought against us can be time-consuming and costly and could seriously damage our reputation in the marketplace, making it harder for us to acquire and retain subscribers.

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

In the European Union, or EU, and in other jurisdictions outside of the United States, we could be the target of similar claims under consumer protection laws, regulation of cloud services, ecommerce and distance selling regulation, advertising regulation, unfair competition rules or similar legislation. Online digital services may be subject to increased scrutiny in the near future given their rapid growth in recent years. For example, on December 1, 2015, the UK Competition and Markets Authority, or the CMA, announced that it was conducting a review of compliance with UK consumer protection laws in the cloud storage sector. As part of that effort, the CMA contacted a number of cloud storage companies, including our UK subsidiary, JDI Backup Ltd, or JDI, requesting that information be provided on a voluntary basis. JDI provided the CMA with the requested information and committed to undertakings to make certain improvements to its terms and disclosures.

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

We now have, and expect to continue to have, significant indebtedness that could result in a material and adverse effect on our business. As of September 30, 2016, we had approximately $2,030.7 million of aggregate indebtedness, net of original issue discounts of $26.7 million and deferred financing costs of $44.7 million. Under our first lien term loan facility and our incremental first lien term loan facility entered into in connection with the acquisition of Constant Contact, we are required to repay approximately $5.3 million and $3.7 million, respectively, of principal at the end of each quarter and are required to pay accrued interest upon the maturity of each interest accrual period, which totaled $52.2 million for the year ended December 31, 2015 and $89.5 million for the nine months ended September 30, 2016, and which we currently estimate will be $16.1 million and $11.1 million, respectively, for each of these loans, for the remaining fiscal quarter for 2016. The interest accrual periods under our Senior Credit Facilities are typically three months in duration. The actual amounts of our debt servicing payments vary based on the amounts of indebtedness outstanding, whether we borrow on a LIBOR or base rate basis, the applicable interest accrual periods and the applicable interest rates, which vary based on prescribed formulas. We are also required to pay accrued interest on the 10.875% senior notes due 2024 on a semi-annual basis. Approximately $18.2 million of interest has been paid on the 10.875% senior notes due 2024 during the nine months ended September 30, 2016, 2016 and no additional interest is due in the fourth quarter of 2016.

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

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. In May 2015, a class action securities lawsuit was filed against us, and in August 2015, a separate class action securities lawsuit was filed against Constant Contact. In the future we may be the target of additional securities litigation. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

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

A substantial portion of our issued and outstanding common stock can be traded without restriction at any time, and the remaining shares of our issued and outstanding common stock can be sold subject to volume limitations and other requirements applicable to affiliate sales under the federal securities laws. As such, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. In addition, we have registered 38,000,000 shares of common stock that have been issued or reserved for future issuance under our Amended and Restated 2013 Stock Incentive Plan and 14,346,830 shares of common stock that have been issued or reserved for future issuance under our Constant Contact, Inc. Second Amended and Restated 2011 Stock Incentive Plan. Of these shares, as of September 30, 2016, a total of 23,688,273 shares of our common stock are subject to outstanding options, restricted stock units and restricted stock awards, of which 7,114,303 shares are exercisable or have vested. The exercise of these options or the vesting of restricted stock units and shares of restricted stock and the subsequent sale of the common stock underlying such options or upon the vesting of such restricted stock units and restricted stock awards could cause a decline in our stock price. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. We cannot predict the size of future issuances or the effect, if any, that any future issuances may have on the market price for our common stock.

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

As of September 30, 2016, our directors, executive officers and their affiliates beneficially own, in the aggregate, 58.9% of our issued and outstanding common stock. Specifically, investment funds and entities affiliated with Warburg Pincus own, in the aggregate, 37.1% of our issued and outstanding common stock, and investment funds and entities affiliated with Goldman Sachs own, in the aggregate, approximately 10.9% of our issued and outstanding common stock. As a result, these stockholders, if they act together, could have significant influence over the outcome of matters submitted to our stockholders for approval. Our stockholders’ agreement contains agreements among the parties with respect to certain matters, including the election of directors, and certain restrictions on our ability to effect specified corporate transactions. If these stockholders were to act together, they could have significant influence over the management and affairs of our company. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock. In particular, the significant ownership interest of investment funds and entities affiliated with Warburg Pincus and Goldman Sachs in our common stock could adversely affect investors’ perceptions of our corporate governance practices.

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

We do not currently anticipate that we will pay any cash dividends to holders of our common stock in the foreseeable future. Instead, we expect to retain any earnings to maintain and expand our existing operations, including through mergers and acquisitions, and to invest in our business. In addition, our ability to pay cash dividends is currently limited by the terms of our Senior Credit Facilities and the indenture governing the Notes, and any future credit agreement may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, to realize any return on their investment.

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

Warburg Pincus LLC, or WP LLC, affiliates of which (i) beneficially own more than 10% of our outstanding common stock and/or are members of our board of directors and (ii) beneficially own more than 10% of the equity interests of, and have the right to designate members of the board of directors of, Santander Asset Management Investment Holdings Limited, or SAMIH, has informed us that, during the reporting period, Santander UK plc, or Santander UK, an affiliate of SAMIH and WP LLC, engaged in activities subject to disclosure pursuant to Section 219 of ITRA and Section 13(r) of the Exchange Act. As a result, we are required to provide disclosure as set forth below pursuant to Section 219 of ITRA and Section 13(r) of the Exchange Act. WP LLC has informed us that SAMIH has provided WP LLC with the information below relevant to Section 219 of ITRA and Section 13(r) of the Exchange Act.

At the time of the events described below, SAMIH and its affiliates, including Santander UK, may have been deemed to be under common control with us, but this statement is not meant to be an admission that common control existed or exists. We have no control over or involvement in the activities of SAMIH or its affiliates, including Santander UK, or any of its subsidiaries or predecessor companies, and we were not involved in the preparation of, nor have we independently verified, the information provided by SAMIH to WP LLC. The disclosure below does not relate to any activities conducted by us and does not involve us or our management. The disclosure relates solely to activities conducted by SAMIH and its affiliates, including Santander UK. We are not representing to the accuracy or completeness of the disclosure below, and we undertake no obligation to correct or update this information.

We understand that SAMIH’s affiliates intend to disclose in their next annual or quarterly report that Santander UK holds two savings accounts and one current account for two customers resident in the United Kingdom who are currently designated by the United States under the Specially Designated Global Terrorist, or SDGT, sanctions program. Revenues and profits generated by Santander UK on these accounts in the nine months ended September 30, 2016 were negligible relative to the overall revenues and profits of Banco Santander SA.

We also understand that SAMIH’s affiliates intend to disclose in their next annual or quarterly report that Santander UK held a savings account for a customer resident in the United Kingdom who is currently designated by the United States under the SDGT sanctions program. The savings account was closed on July 26, 2016. Revenue generated by Santander UK on this account in the nine months ended September 30, 2016 was negligible relative to the overall revenues of Banco Santander SA.

We also understand that SAMIH’s affiliates intend to disclose in their next annual or quarterly report that Santander UK holds two frozen current accounts for two UK nationals who are designated by the United States under the SDGT sanctions program. The accounts held by each customer have been frozen since their designation and have remained frozen through the nine months ended September 30, 2016. The accounts are in arrears (£1,844.73 in debit combined) and are currently being managed by Santander UK Collections & Recoveries department. Revenues and profits generated by Santander UK on these accounts in the nine months ended September 30, 2016 were negligible relative to the overall revenues and profits of Banco Santander SA.

We also understand that SAMIH’s affiliates intend to disclose in their next annual or quarterly report that Santander UK holds three current accounts and a savings account for two customers resident in the United Kingdom who are currently designated by the United States under the Transnational Criminal Organizations sanctions program. Revenues and profits generated by Santander UK on these accounts in the nine months ended September 30, 2016 were negligible relative to the overall revenues and profits of Banco Santander SA.

We also understand that SAMIH’s affiliates intend to disclose in their next annual or quarterly report that during the nine months ended September 30, 2016, Santander UK had an OFAC match on a power of attorney account. A party listed on the account is currently designated by the United States fdsunder the SDGT sanctions program and the Iranian Financial Sanctions Regulations. The power of attorney was removed from the account on July 29, 2016. Related revenues and profits generated by Santander UK in the nine months ended September 30, 2016 were negligible relative to the overall revenues and profits of Banco Santander SA.

ITEM 6.	EXHIBITS

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDURANCE INTERNATIONAL GROUP HOLDINGS, INC.

Date: November 4, 2016	By:	/s/ Marc Montagner
Marc Montagner
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number

2.1*	Agreement and Plan of Merger, dated October 30, 2015, by and among Constant Contact, Inc., the Registrant, and Paintbrush Acquisition Corporation	8-K	001-36131	November 2, 2015	2.1

3.1	Restated Certificate of Incorporation of the Registrant	S-1/A	333-191061	October 23, 2013	3.3

3.2	Amended and Restated Bylaws of the Registrant	S-1/A	333-191061	October 23, 2013	3.5

4.1	Specimen certificate evidencing shares of common stock of the Registrant	S-1/A	333-191061	October 8, 2013	4.1

4.2	Second Amended and Restated Registration Rights Agreement, dated as of October 24, 2013, by and among the Registrant and the other parties thereto	10-Q	001-36131	November 7, 2014	4.2

4.3	Stockholders Agreement, dated as of October 24, 2013, by and among the Registrant and certain holders of the Registrant’s common stock	10-Q	001-36131	November 7, 2014	4.3

4.4	Indenture (including form of Note), dated as of February 9, 2016, among EIG Investors Corp., the Registrant, the Endurance Guarantors party thereto and Wilmington Trust, National Association, as trustee	8-K	001-36131	February 10, 2016	4.1

4.5	Exchange and Registration Rights Agreement, dated as of February 9, 2016, among EIG Investors Corp., the Registrant, the Endurance Guarantors party thereto, Goldman, Sachs & Co., Credit Suisse Securities (USA) LLC and Jefferies LLC	10-Q	001-36131	May 9, 2016	4.6

10.1+	Replacement Order 1-54210756980 and Replacement Order 1-54216771102, each effective as of August 1, 2016, to the Master Service Agreement (United States), dated as of November 28, 2011, by and between The Endurance International Group, Inc. and Equinix Operating Co., Inc.					X

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Endurance agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule or exhibit upon request.
+	Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.