Form 10-K
period 2016-12-31
Endurance International Group Holdings, Inc.
filed 2017-02-24
CIK 1237746

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
 (Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock as reported on the NASDAQ Global Select Market on June 30, 2016, was $577,725,323.
As of January 31, 2017 there were 142,140,080 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2017 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2016, are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements, other than statements of historical fact, contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The words “anticipate,” “may,” “believe,” “predict,” “potential,” “continue,” “could,” “should,” “contemplate,” “can” “estimate,” “intend,” “likely,” “would,” “project,” “seek,” “target,” “might,” “plan,” “strategy,” “will,” “expect” and similar expressions or variations are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. This Annual Report on Form 10-K includes, among other things, forward-looking statements regarding our future results, growth and financial position, including, without limitation, statements about: our anticipated focus areas for 2017; our plans to invest in building brand awareness for key brands; our plans to upgrade our products, customer support and user experience in order to improve customer satisfaction and retention; trends in our subscriber count during 2017; our plans for growing our key hosting and brands; the anticipated timing and results of our transfer of our Orem, Utah customer support operations to our Tempe, Arizona customer support facility; our plans to engage in product, pricing and packaging, marketing and international expansion initiatives; our plans for investment in our international business and expansion in international markets; our intended approach to defending certain legal proceedings; and our expectations related to technological change, marketing trends and consumer demand.
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
We are a leading provider of cloud-based platform solutions designed to help small- and medium-sized businesses, or SMBs, succeed online. We serve approximately 5.37 million subscribers globally with a comprehensive suite of products and services that help SMBs get online, get found and grow their businesses. Historically, our products focused largely on web hosting and other basic web presence solutions such as domains, but over time we have expanded to offer security, site backup, premium domains, search engine optimization (“SEO”) and search engine marketing (“SEM”), Google Adwords, mobile solutions, social media enablement, website analytics, email marketing and productivity and e-commerce tools, among others. More recently, we have launched additional products and services, including website builders, mobile site builders and new hosting brands, both to satisfy existing subscriber needs and to expand the product gateways through which new subscribers initially reach us. We refer to these newer products and services as “gateway products”.
On February 9, 2016, we acquired all of the outstanding shares of common stock of Constant Contact, Inc., or Constant Contact, for $32.00 per share in cash, for a total purchase price of approximately $1.1 billion. Constant Contact is a leading provider of online marketing tools that are designed for small organizations, including small businesses, associations and non-profits. This acquisition combined two leaders in small business online products and services, allowing us to offer a comprehensive suite of online marketing tools and end-to-end solutions for our subscribers.
Market Opportunity
Small and medium businesses represent a large and diverse market, both in the United States and internationally. According to the U.S. Small Business Administration, there were approximately 29 million small businesses in the United States in 2013, of which approximately 23 million were non-employer firms, or companies that do not have paid employees. Worldwide, there were estimated to be approximately 75 million SMBs in 2014.
We believe the growth in global Internet penetration and the proliferation of mobile devices are changing the way in which consumers discover and transact with businesses. As a result, SMBs are increasingly adopting technology to operate and grow their businesses, but the market penetration of web presence and marketing technologies among SMBs remains limited. Studies indicate that of U.S. SMBs with one to ten employees, almost half do not have a website, and that only 40% of U.S. SMBs with 100 or fewer employees use email to advertise or promote their business. Worldwide, many SMBs, particularly in emerging markets, are moving online due to wider availability of Internet infrastructure and mobile connectivity. We believe that these factors result in a significant worldwide market opportunity for us.
Our Products and Services
Many SMBs (particularly those with five or fewer employees, which we believe represent the majority of our SMB subscribers) have limited technological and marketing expertise, time and financial resources. To address these challenges, we offer a comprehensive suite of products and services that help SMBs get online, get found and grow their businesses quickly, easily and affordably. Our offerings, which consist of both proprietary applications and third-party products, can be broadly grouped as follows:
Getting SMBs Online
We provide SMBs an easy and cost-effective way to create an online presence.
Web Hosting. By providing a consolidated set of core products that combine storage, bandwidth and processing power, our entry-level shared hosting services enable subscribers to create an initial web presence quickly and cost-effectively. We also offer a new Cloud Sites offering for customers who are looking for more power and flexibility as their businesses start to scale, but are not yet ready for more advanced Virtual Private Server ("VPS") or dedicated hosting solutions.
Website Builders. We offer website building tools that enable subscribers with varying degrees of technical sophistication to create a customized web presence. We also offer various premium elements that subscribers can purchase separately to enhance their website and provide a more engaging user experience for their customers, including premium themes, mobile optimization, social networking features, customer interaction tools, embedded videos, photo galleries, blogs, maps, polls and community forums.

Domain Registration, Management and Resale. As an accredited domain registrar with approximately 12 million domains under our management at December 31, 2016, we enable our subscribers to search and purchase available domain names from a wide spectrum of domain registries. We also maintain a portfolio of premium domains that are available for resale to our subscribers.
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
Mojo Marketplace. Mojo Marketplace is an online marketplace for WordPress themes, plugins and other digital goods. We make Mojo Marketplace available to subscribers of many of our main web presence brands, as well as through MOJOMarketplace.com. We plan to further enhance MOJOMarketplace.com during 2017.
Getting SMBs Found
Our marketing solutions enable subscribers to increase their online visibility, attract more customers to their websites and build customer loyalty.
Mobile. We offer solutions that allow our subscribers to have their websites rendered on mobile devices and target mobile customers for their businesses, among other features and functionality. Our website builder solutions offer mobile-ready templates, which enable small businesses to ensure that their websites render well on desktops, laptops, tablets, and smartphones.
Search Engine Optimization (SEO) and Search Engine Marketing (SEM). We offer a variety of search engine optimization and marketing solutions that can improve a subscriber’s ability to be discovered by potential customers. These services help a subscriber distribute its business profile to online directories and manage links and keywords with on-page diagnostic tools. We also offer fully managed pay-per-click (PPC) services designed to direct traffic to a subscriber’s website, email or phone.
Social Media. We offer tools and services that enable our subscribers to communicate effectively with their customers and potential customers through social networks. Our solutions enable our subscribers to easily integrate their website content and sales and marketing efforts into Facebook, Twitter and other forms of social media, and track the results of their social media campaigns.
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
Advanced Web Hosting. In addition to providing shared hosting services, we also provide VPS hosting and dedicated hosting solutions. As a subscriber’s business expands and the demands on its website increase, these more customizable and higher performance solutions allow our subscribers to build additional functionality into their websites, offer high bandwidth content and drive more commerce and marketing activities while reducing load times and increasing site speeds. Subscribers can start with an advanced web hosting solution or upgrade from an existing shared hosting service.
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

We offer our Constant Contact email marketing products on a stand-alone basis and through bundled offerings that combine email marketing with other marketing offerings, including running promotions, managing events online, conducting surveys and getting feedback, and marketing automation capabilities.
Productivity Solutions. We offer our subscribers email capabilities, including custom mailboxes that reflect a subscriber’s domain name, spam filters, email aliases and forwarding functionality. Our communications tools also allow a subscriber to unify its email inbox with other communications streams, such as social media feeds. Through our partnership with Google, we also offer our customers Google Apps for Work, which includes an integrated suite of email, collaboration, and file sharing tools.
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
SinglePlatform. Our SinglePlatform product provides local businesses the ability to create and manage digital storefront listings through one interface. The digital storefront, which may include menus, photos, services, offers and featured products, is distributed online across over 100 online publishers, including multiple websites and mobile applications such as Yelp, Urbanspoon, Foursquare, YellowPages, WhitePages and TripAdvisor. SinglePlatform increases a merchant’s reach and helps small businesses to be found online and via mobile sites by consumers.
Reportable Segments
Following our acquisition of Constant Contact in the first quarter of 2016, we determined that our business consisted of two operating segments, and that those segments meet the aggregation criteria under the relevant accounting rules to be treated as one reportable segment. In early 2017, however, we determined that Constant Contact is a separate reportable segment from our web presence business, due primarily to economic differences between Constant Contact and our web presence business that had become apparent by the fourth quarter of 2016. We now report two reportable segments: our web presence business, which is predominately our legacy business, and Constant Contact, which we refer to as our email marketing segment. We have reported these two reportable segments for 2016.
Web Presence. Our web presence segment consists of web hosting, domains and the related products and services listed above under “Products and Services” (other than email marketing and SinglePlatform).
Email Marketing. Our email marketing segment consists of the products and services historically offered by Constant Contact, principally email marketing, but also including event marketing, survey tools and SinglePlatform.
Information about our reportable segments is set forth in Note 20 of our Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
Sales & Marketing
The SMB market is broad, diverse and fragmented in terms of geography, industry, size and degree of technological sophistication. As a result, we use a multi-brand approach to precisely target the SMB universe, identify the best ways to reach different categories of subscribers and tailor our brands and service offerings specifically toward those audiences. For example, within our web presence segment, our iPage brand targets SMBs who have less technical experience and are looking for a simpler solution; our HostGator brand targets web professionals; and our Bluehost brand targets Wordpress users. This multi-brand approach allows us to provide a diverse base of subscribers with a relevant experience on our platform.
For our web presence segment, the majority of our program marketing expense is associated with targeted PPC-based online marketing and with payments to our large network of referral partners, who drive subscribers to us on a paid referral basis. Payments to our referral partners occur after a subscriber signs up on our platform and therefore allow us to readily determine the returns on our marketing spend. We also attract a significant percentage of our new subscribers through word-of-mouth referrals. In addition to PPC, referral channels and word-of mouth referrals, we have entered into strategic partnerships that help us reach additional subscribers, such as our partnerships with Google and WordPress.

In the past, we have not invested significantly in television or radio advertising for our web presence segment. In 2017, we plan to modestly increase our expenditures in these areas in order to strengthen brand awareness for certain key web presence brands, particularly our HostGator and Bluehost brands, in order to address a trend among consumers to search for web presence and marketing solutions using brand-related search terms rather than generic search terms such as “shared hosting” or “website builder”.
For our email marketing segment, we market our products and acquire our customers through a variety of sources, including online marketing, such as search engines and advertising with online networks and other websites, offline marketing through television and radio advertising, local seminars, relationships with our partners, outbound sales efforts, referrals from our customer base, general brand awareness and a link to our website in the footer of substantially all of the emails sent by our customers. We have partner relationships with over 10,000 local and national small business service providers. These partners refer customers to us through links on their websites and outbound promotions to their customers or allow us to market to their customers directly. Our television and radio advertising is designed to educate potential customers about our marketing solutions and raise awareness of our brand. Our regional initiatives include local seminars and local online marketing. In addition, a significant number of our new email marketing subscribers come to us from word-of-mouth referrals from our existing subscribers and from the inclusion of a link to our website in the footer of substantially all of the emails sent by our subscribers.
Subscriber Support
Our support agents assist our subscribers via phone, email, chat and social media. We use data analytics and subscriber management software to help us deliver targeted support, which we believe enables us to deepen relationships with our subscribers and help them succeed as they grow. Our support personnel not only assist subscribers with technical issues, but also focus on understanding the business goals of each subscriber to help identify the right products and services to achieve those goals. Our primary support centers are located in Arizona, Colorado, Massachusetts, Texas, Brazil and India. We also currently have a support center for our Bluehost brand in Utah, but are in the process of transferring Bluehost support operations to our Tempe, Arizona facility and expect that process will be completed by the end of 2017. In addition, we have third-party support arrangements in India, China and the Philippines.
Technology Platform and Infrastructure
Web Presence Segment
The technology platform supporting our web presence segment combines open source and proprietary software, and is based on a scalable architecture that allows us to operate with a large number of subscribers per server, which helps keep our capital expenditures relatively low. In addition, we have built subscriber relationship management, billing and subscriber service support systems to on-board, serve and track our web presence subscribers, and to enable them to manage their own service experience.
We employ various techniques to enhance the stability of our systems and preserve the security of information contained on them. Within our web presence segment, our systems are not fully redundant. While the redundancies we do have in place will permit us to respond, at least to some degree, to failures of applications and systems, our data centers are vulnerable in the event of failure. With respect to data security, we utilize monitoring systems and a variety of software components to monitor and protect our infrastructure against attempts to attack or gain unauthorized entry to our internal systems and subscriber websites; however, like other companies generally and Internet-based organizations in particular, we remain vulnerable to targeted attacks aimed at exploiting network and system applications or weaknesses. See "Risk Factors" for additional information on disaster recovery, redundancy and data security risks.
We currently serve most of our web presence subscribers from four U.S.-based data centers, one of which is owned by us and the rest of which are co-located.
Email Marketing Segment
For our email marketing segment, our on-demand products use a central application and a single software code base with unique accounts for each subscriber, except for SinglePlatform, which operates on a separate code base. As a result, we are able to spread the cost of providing our products across our entire customer base. In addition, because we have one central application, we believe we are able to scale our business to meet increases in demand for our products. Scalability is achieved through advanced use of application partitioning to allow for horizontal scaling across multiple sets of applications. This structure enables individual application subsystems to scale independently as required by volume and usage.
We own all of the hardware deployed in support of our platform, except for SinglePlatform, which operates on a third party’s infrastructure. We continuously monitor the performance and availability of our products. We have a highly available, scalable infrastructure that utilizes load-balanced web server pools, redundant interconnected network switches and firewalls, replicated databases, and fault-tolerant storage devices. Production data is backed up on a daily basis and stored in multiple locations to ensure transactional integrity and restoration capability.
Our production system hardware and the disaster recovery hardware for our production system, with the exception of SinglePlatform, are co-located in third-party hosting facilities in Massachusetts and Texas.
Engineering and Development
Our engineering and development activity is focused on enhancing our systems, improving and expanding product and service offerings, and developing new features and offerings, as well as integrating technology capabilities from our acquisitions. Our engineering and development expense during 2014, 2015 and 2016 was $19.5 million, $26.7 million and $87.6 million, respectively, or approximately 3.1%, 3.6% and 7.9% of revenues, respectively.
Subscriber Profile
As of December 31, 2016, we had approximately 5.37 million subscribers, of which approximately 0.5 million were Constant Contact subscribers. Based on data from a 2015 survey of subscribers of major brands in our web presence segment, approximately 80% are SMBs, and the majority of SMB subscribers are businesses with five or fewer employees. We estimate that approximately 80% of subscribers of our email marketing segment employ 25 or fewer employees.
The industries in which our subscribers operate are very diverse, including retail, professional services, non-profits, merchandising, media, recreation, education, construction, health, beauty and wellness, and arts and entertainment, among others.
Geographical Information
We currently maintain offices and conduct operations primarily in the United States, Brazil, India, and the Netherlands. We also have third-party support arrangements in India, China and the Philippines.
Information about the geographic location of our long-lived assets and revenue is set forth in Note 22 of our Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
Competition
The global cloud-based services market for SMBs is highly competitive and constantly evolving. We expect competition to increase from existing competitors as well as potential new market entrants. Our competitors include providers of:

•
offerings designed to help SMBs establish an initial web presence, such as domain name registrars and shared hosting providers, including GoDaddy, Web.com and United Internet; website builders, such as Squarespace and Wix; website creation and management companies, e-commerce service providers, security solutions providers and site backup companies;

•	solutions that help SMBs get found online, such as SEM companies, SEO companies, local directory listing companies and online and offline business directories;

•	more advanced solutions targeted at growing SMBs, such as companies offering VPS, cloud hosting and dedicated hosting services, advanced e-commerce and security products and productivity tools; and

•	in the case of our email marketing segment, other email marketing vendors focused on the SMB market, including MailChimp.
We expect continued competition, both domestically and internationally, from competitors in the domain, hosting and website builder markets such as GoDaddy, Wix, Squarespace, Web.com and United Internet, as well as potential increased competition from large companies like Amazon, which offers cloud web hosting through Amazon Web Services; Google, which now offers a website building tool; and Facebook, which offers Facebook Pages for businesses and an Internet marketing platform. For our email marketing segment, we expect continued competition from MailChimp and other SMB-focused vendors. In some instances, we have commercial partnerships with companies with which we also compete.
We believe the principal competitive factors in the cloud-based services market for SMBs include: ease of use and effectiveness; product functionality, performance and reliability; customer service and support; integrated solutions; brand awareness and reputation; affordability; and product scalability. With respect to the first four factors, we plan to invest in upgrading our product, customer support and user experience during 2017 to help us compete favorably in these areas in the future. With respect to brand awareness in our web presence segment, a trend among consumers to search for web presence and marketing solutions using brand-related search terms rather than generic search terms has favored competitors who have invested more heavily in brand awareness than we have. To address this, we plan to increase our investment in brand awareness in 2017, although these efforts may not be successful. See "Risk Factors" for additional discussion of competition and brand awareness risks we face.
Seasonality
Our web presence segment has historically experienced increased subscriber billings in the first quarter of our fiscal year as many subscribers start businesses at the beginning of a new year. This segment records a significant portion of these billings as deferred revenue and recognize the deferred revenue throughout the course of the year and beyond based on the term of the applicable subscription. Consequently, our web presence quarterly subscriber billings and net new subscriber additions are typically relatively high in the first quarter of our fiscal year, while revenue under U.S. Generally Accepted Accounting Principles ("GAAP") from new web presence subscriber additions is relatively higher in the fourth quarter of our fiscal year.
Sales within our email marketing segment are also are impacted by seasonality, since SMBs and other small organizations are typically less active during the summer months than at the beginning and end of a year.

Intellectual Property and Proprietary Rights
Our intellectual property and proprietary rights are important to our business. We rely on a combination of trademark, patent, copyright and trade secret laws, and confidentiality and other contractual provisions to protect our proprietary technologies, confidential information, brands and other intellectual property.
We use open source technologies pursuant to applicable licenses as the basis for our technology platform. We have also developed, acquired or licensed proprietary technologies for use in our business. As of January 24, 2017, we have fifteen U.S. patents as well as five pending U.S. patent applications and several pending foreign counterpart applications relating to aspects of our technology platform and offerings, including our shared services architecture, predictive analytics methods, virtualization technologies, subscriber migration technologies, web presence improvement technologies, and email composition and editing technologies. We believe the duration of our patents is adequate relative to the expected lives of the technologies they cover.
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
We have non-disclosure, confidentiality and license agreements with employees, contractors, subscribers and other third parties, which limit access to and use of our proprietary information; however, unauthorized disclosure of our confidential information or proprietary technologies by our employees or third parties could still occur. In addition, unauthorized third parties may attempt to copy, reverse engineer or otherwise obtain access to our proprietary rights. The risk of unauthorized use of our proprietary and intellectual property rights may increase as we expand outside of the United States.
Third-party infringement claims are also possible in our industry, especially as functionality and features expand, evolve and overlap across industries. Third parties, including non-practicing patent holders, have claimed, and could claim in the future, that our processes, technologies or websites infringe patents they now hold or might obtain or that might be issued in the future. See “Risk Factors" for additional discussion about the substantial costs that we could incur as a result of any claim of infringement of another party’s intellectual property rights.
Employees
As of December 31, 2016, we had 4,005 employees, including 2,228 in support and network operations, 830 in sales and marketing, 520 in engineering and development, and 427 in general and administrative. Excluded from our employee figures are approximately 790 individuals located in India who are directly employed by a third party, but who are devoted to Endurance on a full time basis and perform a range of services, including email- and chat-based customer and technical support, billing support, compliance monitoring, domain registrar support, marketing support, network monitoring, engineering and development support and web design and web building services. Most of our employees are based in the United States. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We have never experienced a strike or similar work stoppage, and we consider our relations with our employees to be good.
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

Our business, financial condition, results of operations and future growth prospects could be materially and adversely affected by the following risks or uncertainties. The risks and uncertainties described below are those that we have identified as material, but they are not the only risks and uncertainties we face. Our business is also subject to general risks and uncertainties that affect many other companies, including overall economic and industry conditions, as well as other risks not currently known to us or that we currently consider immaterial. If any of such risks and uncertainties actually occurs, our business, financial condition, results of operations and growth prospects could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K and in our other public filings.
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
Our quarterly and annual operating results may be adversely affected due to a variety of factors that could affect our revenue or our expenses in any particular period. You should not rely on quarter-to-quarter comparisons of our operating results as an indication of future performance. Factors that may adversely affect our quarterly and annual operating results may include:

•
our ability to successfully carry out our strategic and operational initiatives within our planned timeframes and budget constraints, including initiatives to improve customer satisfaction and retention in our web presence segment by upgrading our products and improving the subscriber experience;

•	our ability to cost-effectively attract and retain subscribers, particularly subscribers with high long-term revenue potential;

•	our ability to increase revenue from our existing subscribers;

•	competition in the market for our products and services, as well as competition for referral sources;

•
rapid technological change, changing consumer preferences, frequent new product and service introductions, and evolving industry standards, including with respect to how our products and services are marketed to consumers, in how consumers find, purchase and use our products and services and in technology intended to block email marketing;

•
our ability to consolidate and improve customer support operations, including by transferring our Bluehost customer support operations to our Tempe, Arizona customer support center in a way that minimizes disruption to subscribers during the transition and positions us to provide a high level of service going forward;

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

•	failures to comply with industry standards such as the payment card industry data security standards;

•	litigation or governmental enforcement actions against us, including due to failures to comply with applicable law or regulation;

•
terminations of, disputes with, or material changes to our relationships with third-party partners, including referral sources, outsourced service providers, product partners, data center providers, payment processors and landlords;

•	loss of key employees;

•	economic conditions negatively affecting the SMB sector and changes in growth rate of SMBs;

•	costs or liabilities associated with any past or future acquisitions, strategic investments or joint ventures that we may make or enter into; and

•
difficulties in integrating technologies, products and employees from companies we have acquired or may acquire in the future or in migrating acquired subscribers from an acquired company’s platforms to our platform, which may result in subscriber dissatisfaction, an increase in subscriber churn, difficulties cross-selling products and services to subscribers, and our failure to realize the anticipated benefits from our acquisitions.

 Our financial results for 2016 were below our initial expectations as of the beginning of that year due to several factors, including higher than expected subscriber acquisition costs and initial subscriber churn associated with new gateway products, relatively flat growth in our core hosting business, and competitive pressures. It is possible that in one or more future periods, due to any of the factors listed above, a combination of those factors or other reasons, our operating results may again fall below our expectations and the expectations of research analysts and investors. In that event, our stock price could decline substantially.
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
Our growth is dependent on our ability to continue to attract and acquire new subscribers while retaining existing subscribers and expanding the products and services we sell to them. Growth in the demand for our products and services may be inhibited, and we may be unable to grow our subscriber base, for a number of reasons, including, but not limited to:

•	our failure to develop or offer new or additional products and services in a timely manner that keeps pace with new technologies, competitor offerings and the evolving needs of our subscribers;

•	difficulties or delays in our plans to improve product, customer support and user experience in order to improve customer satisfaction and retention;

•
the possibility that our planned improvements to product, customer support and user experience, even if successfully implemented in a timely manner, do not result in the positive impact on customer satisfaction and retention that we expect;

•
our inability to offer solutions that are adequately integrated and customizable to meet the needs of our subscriber base, including due to our failure to invest adequately in improving our technology platform or successfully integrate acquired companies;

•	difficulties or delays in our plans to increase the cross-selling of products across our brands due to billing, engineering or other challenges;

•
increased competition in the SMB market, including greater marketing efforts or investments by our competitors in advertising and promoting their brands, and the inability of our subscribers to differentiate our solutions from those of our competitors or our inability to effectively communicate such distinctions;

•	subscriber dissatisfaction causing our existing subscribers to cancel their subscriptions or stop referring prospective subscribers to us;

•	increases in our subscriber churn rates;

•	perceived or actual security, integrity, reliability, quality or compatibility problems with our solutions, including related to unscheduled downtime, outages or network security breaches;

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

•	our inability to penetrate, or adapt to requirements of, international markets, including our inability to obtain or maintain the required licenses to operate in certain international markets;

•	our inability to enter into automatically renewing contracts with our subscribers or increase subscription prices; and

•
the decisions by our subscribers to move the hosting of their Internet sites and web infrastructure to their own IT systems, into co-location facilities or to our competitors if we are unable to effectively market the scalability of our solutions; and

•	our inability to acquire or retain new subscribers through mergers and acquisitions, joint ventures or strategic investments.

In 2015, our total subscriber base increased. In 2016, excluding the effect of acquisitions and adjustments, our total subscriber base was essentially flat, and in our web presence segment, ARPS decreased from $14.18 for 2015 to $13.65 for 2016. We expect that our total subscriber base will decrease in 2017. The factors contributing to our lack of growth in total subscribers and decrease in web presence segment ARPS during 2016 and our expected decrease in total subscribers during 2017 are discussed in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations”. If we are not successful in addressing these factors, including by improving subscriber satisfaction and retention, we may not be able to return to or maintain positive subscriber or revenue growth in the future, which could have a material adverse effect on our business and financial results.
We must keep up with rapid and ongoing technological change, marketing trends and shifts in consumer demand to remain competitive in a rapidly evolving industry. We have made, and expect to continue to make, significant investments in initiatives designed to address these challenges, some or all of which may not succeed.
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
We have made significant investments to support our strategic and operational initiatives and we may be required to incur additional engineering and development, marketing and other expenses to develop new solutions or enhancements, which may not succeed. For example, during 2016 we made substantial investments in new gateway product offerings, product marketing and other marketing efforts. The cost of attracting subscribers to our new gateway product offerings was higher than we expected, and the subscribers we attracted have to date had higher churn rates than subscribers of our more established products. In response to these results, we significantly reduced our marketing investments on these gateway products during the remainder of 2016, and have since stopped marketing most of these products.
In 2017, we expect to invest in upgrading our product, customer support and user experience, developing new product packages and pricing options, increasing cross-selling products across brands, and building greater brand awareness for certain of our brands. If we encounter delays, difficulties or unanticipated costs in these initiatives, or we abandon them due to poor results or shifting priorities, we may not realize the expected return on our investments, which could have a material adverse effect our financial results. Even if these investments are ultimately successful, we must recognize the costs of the investments earlier than we may be able to recognize the anticipated benefits, which may continue to adversely affect our financial results.
We face significant competition for our solutions in the SMB market, which we expect will continue to intensify. As a result of such competitive pressures, we may not be able to maintain or improve our competitive position or market share.
The SMB market for cloud-based technologies and online marketing tools is highly competitive and constantly evolving. We expect competition to increase from existing competitors, who are also expanding the variety of solution-based services that they offer to SMBs, as well as potential new market entrants and competitors that may form strategic alliances with other competitors. Some of our competitors have greater resources, more brand recognition and consumer awareness, more diversified product offerings, greater international scope or larger subscriber bases than we do, or may partner with large Internet companies that can offer these resources. As a result, we may not be able to compete successfully against them. If these companies decide to devote greater resources to the development, promotion and sale of their brands, products and services, if the brands, products and services offered by these companies are more attractive to or better meet the evolving needs of SMBs, or if these companies respond more quickly to changing technologies, greater numbers of SMBs may choose to use these competitors for creating an online presence and as a general platform for running online business operations.
We have faced and expect to continue to face competition in our web presence segment, both domestically and internationally, from competitors in the domain, hosting and website builder markets such as GoDaddy, Wix, Squarespace, Web.com and United Internet, as well as from large companies like Amazon, which offers cloud web hosting through Amazon

Web Services; Google, which now offers a website building tool; and Facebook, which offers Facebook Pages for businesses and an Internet marketing platform. For our email marketing segment, we expect continued competition from MailChimp and other SMB-focused lower-cost email marketing vendors.
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
Our ability to compete successfully depends on our ability to offer an integrated and comprehensive suite of products and services that enable our diverse base of subscribers to establish, manage and grow their businesses. Our web presence and commerce offerings are predicated on the assumption that an online presence is, and will continue to be, an important factor in our subscribers’ abilities to establish, expand, manage and monetize their businesses quickly, easily and affordably. If we are incorrect in this assumption, for example due to the introduction of a new technology or industry standard (or evolution of existing technology such as social media or mobile messaging and “conversational commerce” applications such as WeChat) that supersedes the importance of an online presence or renders our existing or future solutions obsolete, then our ability to retain existing subscribers and attract new subscribers could be adversely affected, which could harm our ability to generate revenue and meet our financial targets.
The future success of our email marketing product depends on the continued and widespread adoption of email as a primary means of communication. Security problems such as “viruses,” “worms” and other malicious programs, reliability issues arising from outages and damage to the Internet infrastructure, or publicity about leaked emails of high-profile users could create the perception that email is not a safe and reliable means of communication. Use of email by businesses and consumers also depends on the ability of internet service providers, or ISPs to prevent unsolicited bulk email, or “spam,” from overwhelming consumers’ inboxes. If security problems become widespread or frequent or if ISPs cannot effectively control spam, the use of email as a means of communication may decline as consumers find alternative ways to communicate. In addition, if alternative communications tools, such as social media, text messaging or services like WeChat, gain widespread acceptance, the need for email may decrease. Any of these events could materially increase our expenses or reduce demand for our email marketing product and harm our business.
Our business and operations have experienced significant growth and organizational change over the past several years, which has placed, and will continue to place, significant demands on our management and infrastructure, especially our billing systems, data analytics systems and operational infrastructure. If we fail to manage our change effectively, we may be unable to execute our business plan, provide high levels of service, produce accurate financial statements and other disclosures on a timely basis or address competitive challenges adequately.
As a result of acquisitions and internal growth, we increased our revenue from $629.8 million in the year ended December 31, 2014 to $741.3 million in the year ended December 31, 2015 to $1.1 billion in the year ended December 31, 2016.
Growth and organizational change has placed, and will continue to place, a significant strain on our managerial, engineering, network operations and security, sales and support, marketing, legal, compliance, finance and other resources. In particular, these factors have placed, and will continue to place, a significant strain on our ability to maintain effective internal financial and accounting controls and procedures. For example, as a result of our acquisitions, we have acquired multiple billing systems many of which remain separate systems, and we may acquire additional billing systems with future acquisitions. Any delays or other challenges associated with having multiple separate billing systems or with billing system build-outs or integrations could lead to inaccurate disclosure, which could prevent us from producing accurate financial statements on a timely basis and harm our operating results, our ability to operate our business and our investors’ view of us. In addition, we have identified in the past, and may in the future identify, errors in our systems, including the business intelligence system, which we use to generate certain operational and performance metrics. Our operational and performance metrics, which we voluntarily disclose, historically have not been subject to the same level of reporting controls as our financial statements and other financial information that we are required to disclose. We are working to improve our controls for these operational and performance metrics, but further errors with respect to these metrics could still occur. Errors of this type could result in inaccurate disclosures, negatively impact our business decisions and harm investors’ view of us.
The increase in our number of subscribers over the past several years due to acquisitions and internal growth has put additional demands on the security, scale and flexibility of our infrastructure and information technology systems, and the increase in the number of payment transactions that we process for our subscribers has increased the amount of customer data that we store. Any loss of data or disruption in our ability to provide our product offerings due to disruptions to, or the inflexibility or lack of scale of, our infrastructure or information technology systems could harm our business or our reputation.

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
We currently maintain offices and conduct operations primarily in the United States, Brazil, India and the Netherlands and have third-party support arrangements in India, China and the Philippines. In addition, we have localized versions of our Bluehost and HostGator sites targeted to customers in several countries, including Brazil, Russia, India, China, Turkey and Mexico. We have incurred significant expenses and allocated significant resources, including finance, operational, legal and compliance resources, related to the growth and continued expansion of our international operations and we intend to continue to expand internationally. In 2017, we plan to increase our investment in our international business, particularly in India, in order to take advantage of potentially higher growth rates in certain emerging markets and to better respond to an increasingly competitive environment in the Indian market.
Any international expansion efforts or other initiatives that we undertake may not be successful. In addition, conducting operations in international markets or establishing international locations subjects us to new risks that we have not generally faced in the United States. These risks include:

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

•	difficulties in identifying and managing local staff, systems integrators, technology partners, and other third-party vendors and service providers;

•	diversion of our management’s attention to staff and manage geographically remote operations and employees;

•	longer than expected lead times for, or the failure of, an SMB market for our solutions to develop in the countries and regions in which we are opening offices and conducting operations;

•	our inability to effectively market our solutions to SMBs due to our failure to adapt to local cultural norms, technology standards, billing and collection standards or pricing models;

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
In addition, our ability to expand internationally and attract and retain non-U.S. subscribers may be adversely affected by concerns about the extent to which U.S. governmental and law enforcement agencies may obtain data under the Foreign Intelligence Surveillance Act and Patriot Act and similar laws and regulations. Such non-U.S. subscribers may decide that the privacy risks of storing data with a U.S.-based company outweigh the benefits and opt to seek solutions from a company based outside of the United States. In addition, certain foreign governments require local storage of their citizens’ data. If we become subject to such requirements, it may require us to increase the number of non-U.S. data centers or servers we maintain, increase our costs or adversely affect our ability to attract, retain or cost-effectively serve non-U.S. subscribers.

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

We must be able to maintain and operate our applications and systems without interruption. Since our ability to retain and attract subscribers depends on the performance, reliability and availability of our services, as well as in the delivery of our products and services to subscribers, even minor interruptions in our service or losses of data could harm our reputation. Our applications, network, systems, equipment, power supplies, customer support centers and data centers are subject to various points of failure, including:

•	human error or accidents;

•	power loss;

•	equipment failure;

•	Internet connectivity downtime;

•	improper building maintenance by the landlords of the buildings in which our co-located data centers are located;

•	physical or electronic security breaches (see also “-Security and privacy breaches may harm our business”);

•	computer viruses;

•	fire, hurricane, flood, earthquake, tornado and other natural disasters;

•	water damage;

•	terrorism;

•	intentional bad acts, such as sabotage and vandalism;

•	pandemics; and

•	failure by us or our vendors to provide adequate service to our equipment.

We have experienced system failures, delays and periodic interruptions in service, or outages, due to factors including power and network equipment failures; storage system failures; power outages; and network configuration failures. In addition, because our cloud-based platform is complex, we have experienced outages in the course of ongoing maintenance or when new versions, enhancements and updates to applications, software or systems are released by us or third parties. For instance, in December 2016, in the course of a network core upgrade at our Provo data center, a configuration adjustment involving third party equipment resulted in an outage of approximately 16 hours that caused a loss of service to all VPS and dedicated hosting subscribers and some shared hosting subscribers of Bluehost, HostGator and certain other brands. The outage prevented us from processing new signups and affected our internal support and phone systems, impairing our ability to communicate with subscribers during its duration. We will likely experience future outages that disrupt the operation of our solutions and harm our business due to factors such as these or other factors, including the accidental or intentional actions of Internet users, current and former employees and others; cooling equipment failures; other computer failures; or other factors not currently known to us or that we consider immaterial.
Our systems supporting our web presence segment are not fully redundant, and we have not yet implemented a complete disaster recovery plan or business continuity plan. Although the redundancies we do have in place will permit us to respond, at least to some degree, to failures of applications and systems, our data centers are vulnerable in the event of failure. Most of our web presence subscribers are hosted across four U.S.-based data centers, one of which is owned by us and the rest of which are co-located. Our owned data center hosts a significant portion of our subscribers. Accordingly, any failure or downtime in these data center facilities would affect a significant percentage of our subscribers. We do not yet have adequate structures or systems in place to recover from a data center’s severe impairment or total destruction, and recovery from the total destruction or severe impairment of any of these data centers would be extremely difficult and may not be possible at all. Closing any of these data centers without adequate notice could result in lengthy, if not permanent, interruptions in the availability of our solutions and loss of vast amounts of subscriber data.
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
Our customer support centers are also vulnerable in the event of failure caused by total destruction or severe impairment. When calling our customer support services, most of our subscribers reach our customer support teams located in one of our six U.S.-based call centers. Our teams in each call center are trained to provide brand-specific support services for a discrete subset of our brands, and they do not currently have complete capability to route calls from one call center to another call center. Accordingly, if any one of these call centers were to become non-operational due to severe impairment or total destruction, our ability to re-route calls to operational call centers or to provide customer support services to any subscribers of the brand or brands that the non-operational call center had formerly managed may be compromised. A significant portion of our email and chat-based customer support is provided by an India-based support team, which is employed by a third-party service provider.

Although our email and chat-based customer support can be re-routed to our own centers, a disruption at our India customer support center could adversely affect our business.
Any of these events could materially increase our expenses or reduce our revenue, damage our reputation, cause our subscribers to seek reimbursement for services paid for and not received, cause our subscribers to stop referring new subscribers to us, and cause us to lose current and potential subscribers, which would have a material adverse effect on our operating results and financial condition. Moreover, the property and business interruption insurance we carry may not have adequate coverage to compensate us fully for losses that may occur.
If we are unable to maintain a high level of subscriber satisfaction, demand for our solutions could suffer.
We believe that our future revenue growth depends on our ability to provide subscribers with quality service that meets our stated commitments, meets or exceeds our subscribers’ evolving needs and expectations and is conducive to our ability to continue to sell new solutions to existing subscribers. We are not always able to provide our subscribers with this level of service, and our subscribers occasionally encounter interruptions in service and other technical challenges, including as a result of outages, errors or bugs in our software, or human error.
In 2017, we are focused on improving our product, customer support and user experience within our web presence segment in order to improve our levels of customer satisfaction and retention. If this initiative is not successful, and if we are unable to provide subscribers with quality service, this may result in subscriber dissatisfaction, billing disputes and litigation, higher subscriber churn, lower than expected renewal rates and impairments to our efforts to sell additional products and services to our subscribers, and we could face damage to our reputation, claims of loss, negative publicity or social media attention, decreased overall demand for our solutions and loss of revenue, any of which could have a negative effect on our business, financial condition and operating results.
Our planned transfer of our Bluehost customer support operations to our Tempe, Arizona customer support facility presents a risk to our customer satisfaction and retention efforts in 2017. Although we believe that the move to Tempe will ultimately result in better customer support, the transition may have the opposite effect in the short term. We expect that the transition will take place in stages through the fourth quarter of 2017, and until the transition is complete, we may continue to handle some support calls from our current Orem, Utah customer support center. The morale of our customer support agents in Orem may be low due to the pending closure of the Orem office, and agents may decide to leave for other opportunities sooner than their scheduled departure dates. Either or both of these factors could result in a negative impact on Bluehost customer support, which could lead to subscriber cancellations and harm to our reputation, and generally impede our efforts to improve customer satisfaction and retention in the short term. In addition, we are consolidating our Austin, Texas support operation into our Houston, Texas support center, which could also negatively impact customer support provided from those locations during the transition period.
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
We believe that establishing and maintaining our brands is critical to our efforts to expand our subscriber base. If we do not build awareness of our brands, we could be at a competitive disadvantage to companies whose brands are, or become, more recognizable than ours. For instance, we believe that our web presence business has been, and may continue to be, affected by the increasing tendency of consumers to search for web presence and marketing solutions using brand related search terms as opposed to unbranded search terms such as hosting, website builders or email marketing. We believe this trend has assisted competitors who have invested more heavily in, and used a broader array of marketing channels in, building consumer awareness of their brand than we have. To attract and retain subscribers and to promote and maintain our brands in response to competitive pressures, we may have to substantially increase our financial commitment to creating and maintaining distinct brand loyalty among subscribers. We plan to focus a portion of our 2017 marketing expenditures on increasing brand awareness for certain of our brands, including through radio advertising, podcasts, and television advertising; however, these efforts may not be successful in counteracting the advantage held by competitors who have invested more heavily in their brands in the past, or who are willing or able to devote more resources than we can to brand awareness going forward.

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
We collect, handle, store and transmit large amounts of sensitive, confidential, personal and proprietary information, including payment card information. Any physical or electronic security breach, virus, accident, employee error, criminal activity or malfeasance, fraudulent service plan order, impersonation scam perpetrated against us, security events impacting our third party service providers, intentional misconduct by cyber criminals or similar intrusion, breach or disruption could result in unauthorized access to, usage or disclosure of, or loss of, confidential information, damage to our platform, and interruptions, delays or cessation of service to our subscribers, each of which may cause damage to our reputation and result in increased security costs, litigation, regulatory investigations or other liabilities. We have experienced security events such as these in the past and expect they will continue in the future. To date, none of these events have had a material effect on us, but we may experience larger and more serious incidents in the future. The risk that these types of events could seriously harm our business is likely to increase as we expand the number of technology solutions and services that we offer and expand our operations in foreign countries. In addition, we have acquired many other companies and businesses in the past and may continue to do so from time to time in the future, which may increase our risk of security or privacy breaches, including if we encounter challenges in the subscriber migration or integration process, or if we do not successfully identify security and privacy vulnerabilities through the due diligence we conduct on acquisition targets.
In addition, many states and countries in which we have subscribers have enacted regulations requiring us to notify subscribers in the event that certain subscriber information is accessed or acquired, or believed to have been accessed or acquired, without authorization, and in some cases also develop proscriptive policies to protect against such unauthorized access or acquisition. Such notifications can result in private causes of action being filed against us, or government investigations into the adequacy of security controls or handling of any security event. Should we experience a loss of protected data, efforts to enhance controls, assure compliance and address response costs or penalties imposed by such regulatory regimes could increase our costs.
Organizations generally, and Internet-based organizations in particular, remain vulnerable to targeted attacks aimed at exploiting network and system applications or weaknesses. Techniques used to obtain unauthorized access to, or to sabotage, networks and systems often are not recognized until launched against a target. Cyber criminals are increasingly using powerful new tactics including evasive applications, proxies, tunneling, encryption techniques, vulnerability exploits, buffer overflows, distributed denial of service attacks, or DDoS attacks, botnets and port scans. For example, we are frequently the targets of DDoS attacks in which attackers attempt to block subscribers’ access to our websites. If we are unable to avert a DDoS or other attack for any significant period, we could sustain substantial revenue loss from lost sales and subscriber dissatisfaction. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks. Moreover, we may not be able to immediately detect that such an attack has been launched, if, for example, unauthorized access to our systems was obtained without our knowledge in preparation for an attack contemplated to commence in the future. Cyber attacks may target us, our subscribers, our partners, banks, credit card processors, delivery services, e-commerce in general or the communication infrastructure on which we depend. We also rely on third parties to provide physical security for most of our data centers and other facilities. Any physical security breach to our data centers or other facilities could result in unauthorized access or damage to our systems.
Our employees, including our employee and contract support agents are often targeted by, and may be vulnerable to, e-mail scams, phishing, social media or similar attacks, as well as social engineering tactics used to perpetrate fraud. We have experienced and may in the future experience security attacks that cause our support agents to divulge confidential information about us or our subscribers, or to introduce viruses, worms or other malicious software programs onto their computers, allowing the perpetrators to, among other things, gain access to our systems or our subscribers’ accounts. Our subscribers have in the past, and may in the future, use weak passwords, accidentally disclose their passwords or store them on a mobile device that is lost or stolen, or otherwise compromise the security of their data, creating the perception that our systems are not secure against third-party access when their accounts are compromised and used maliciously by third parties. In addition, if third parties with which we work, such as vendors, partners or developers, violate applicable laws or our policies, such violations may also put our information and our subscribers’ information at risk and could in turn have an adverse effect on our business and reputation.
If an actual or perceived security breach occurs, the market’s perception of our security measures could be harmed and we could lose sales and current and potential subscribers. We might also be required to expend significant capital and resources to investigate, protect against or address these problems. Any significant violations of data security could result in the loss of business, litigation and regulatory investigations and penalties that could damage our reputation and adversely affect our operating results and financial condition. Furthermore, if a high profile security breach occurs with respect to another provider of cloud-based technologies or online marketing tools, our subscribers and potential subscribers may lose trust in the security of these business models generally, which could harm our ability to retain existing subscribers or attract new ones. We cannot guarantee that our backup systems, regular data backups, security protocols, network protection mechanisms and other procedures currently in place, or that may be in place in the future, will be adequate to prevent network and service interruption, system failure, damage to one or more of our systems or data loss in the event of a security breach or attack on our network.
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
We could also incur significant fines or lose our ability to process payments using credit cards if we fail to follow payment card industry data security standards, or PCI DSS, even if there is no compromise of subscriber information. During the course of compliance reviews during 2016, we discovered control gaps in our current adherence to the PCI DSS 3.2 standard within our web presence segment. As a normal part of our compliance programs, we are engaged with the appropriate financial partners, and are currently working on agreed-upon remediation plans to achieve compliance in timeframes acceptable to them. If we are unable to complete the remediation process within the timeframes we have agreed upon with these parties, we may incur financial penalties, our payment networks may increase the processing fees they charge to us, or we may lose our ability to process credit cards, any of which could have a material adverse effect on our financial results.
Our failure to limit fraudulent transactions conducted on our websites, such as through the use of stolen credit card numbers, could also subject us to liability or require us to increase reserves with our credit card processors. Under credit card association rules, penalties may be imposed at the discretion of the association. Any such potential penalties would be imposed on our credit card processors by the association. Under our contracts with our card processors, we are required to reimburse the processors for such penalties. Our current level of fraud protection, based on our fraudulent and disputed credit card transaction history, is within the guidelines established by the credit card associations. However, we face the risk that we may fail to maintain an adequate level of fraud protection or that one or more credit card associations may, at any time, assess penalties against us or terminate our ability to accept credit card payments from subscribers, which would have a material adverse effect on our business, financial condition and operating results.
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
Acquisitions have historically been an important component of our growth strategy. In February 2016, we acquired Constant Contact and we have in the past acquired, and in the future may acquire, businesses and assets of other companies to increase our growth, add to our product portfolio, enhance our ability to compete in our core markets or allow us to enter new markets. We have also made strategic investments in, and entered into joint ventures with, third parties, typically with small companies focused on developing products that we believe may serve as effective new gateways to acquire new subscribers or that may appeal to our existing subscriber base. Our ability to execute these acquisitions, strategic investments and joint venture transactions depends on a number of factors, including the availability of target companies at prices and on terms acceptable to us, our ability to obtain the necessary equity, debt or other financing, and regulatory constraints. Our inability to complete anticipated acquisitions, strategic investments or joint ventures for these or other reasons may negatively impact our ability to achieve our long-term growth targets.
In addition, these transactions involve numerous risks, any of which could harm our business, including:

•
difficulties or delays in integrating the technologies, products, operations, billing systems, personnel or operations of an acquired business and realizing the anticipated benefits of the combined businesses, including both cost synergies and revenue synergies from cross-selling products of the acquired company into our subscriber base, or vice versa;

•
reliance on third parties for transition services prior to subscriber migration or difficulties in supporting and migrating acquired subscribers, if any, to our platform, causing potential loss of such subscribers, unanticipated costs and damage to our reputation;

•
disruption of our ongoing business and diversion of financial, management, operations and customer support resources from existing operations, including as a result of completing acquisitions and evaluating potential acquisitions;

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

•
potential loss of an acquired business’ key employees, including those employees who depart prior to transferring to us, or without otherwise documenting, knowledge and information that are important to the efficient operation of the acquired business, and costs associated with efforts to retain key employees;

•	potential loss of the subscribers or partners of an acquired business due to the actual or perceived impact of the acquisition and related integration activities;

•	potential deployment by an acquired company of its top talent to other of its business units prior to our acquisition if we do not acquire the entirety of an acquired company’s stock or assets;

•	difficulties associated with governance, management and control matters in majority or minority investments or joint ventures, and risk of loss of all or a substantial portion of our investment;

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

•
adverse tax consequences, including exposure of our entire business to taxation in additional jurisdictions, exposure to substantial penalties, fees and costs if an acquired company failed to comply, or is alleged by regulatory authorities to have failed to comply, with relevant tax rules and regulations prior to our acquisition, or substantial depreciation or deferred compensation charges; and

•
accounting effects, including potential impairment charges related to long-lived assets, in process research and development, goodwill and other intangible assets and requirements that we record deferred revenue at fair value.

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
During 2016, we recorded several impairment charges related to our Webzai and AppMachine acquisitions, totaling $7.1 million, due to changing product development priorities and our revised expectations about the future expected cash flows from certain technology and capitalized software associated with these acquisitions. In addition, in the fourth quarter of 2016, we recorded an impairment charge of $4.7 million related to our investment in Fortifico Limited, a company providing a billing, customer relationship management, and affiliate management solution. It is possible that we will incur additional impairment charges in the future related to our minority investments, joint ventures or acquisitions.
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
We currently use an India-based third-party service provider to provide certain outsourced services to support our U.S.-based operations, including email- and chat-based customer and technical support, billing support, network monitoring and engineering and development services. We may increase our use of this provider or other India-based providers in the future. Although there are cost advantages to operating in India, significant growth in the technology sector in India has increased competition to attract and retain skilled employees and has led to a commensurate increase in compensation costs. In the future, we or our third-party service providers may not be able to hire and retain such personnel at compensation levels consistent with the existing compensation and salary structure in India. In addition, we employ our own India-based workforce. Our use of a workforce in India exposes us to disruptions in the business, political and economic environment in that region. Our operations in India require us to comply with local laws and regulatory requirements, which are complex and burdensome and of which we may not always be aware, and expose us to foreign currency exchange rate risk. Our Indian operations may also subject us to trade restrictions, reduced or inadequate protection for intellectual property rights, security breaches and other factors that may adversely affect our business. Negative developments in any of these areas could increase our costs of operations or otherwise harm our business.

We have a history of losses and may not be able to achieve or maintain profitability.
We have had a net loss in each year since inception. We had a net loss attributable to Endurance International Group Holdings, Inc. of $42.8 million for fiscal year 2014, $25.8 million for fiscal year 2015 and $72.8 million for fiscal year 2016, and we may incur losses in the future. In connection with our acquisitions, we have recorded long-lived assets at fair value. We record amortization expense in each reporting period related to the long-lived assets, which impacts the amount of net loss or income we record in each reporting period.
We have made and expect to continue to make significant expenditures to develop and expand our business. Increases in revenue and number of subscribers that we have experienced over the past several years may not be sustainable, and our revenue may be insufficient to achieve or maintain profitability. As further discussed in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations”, excluding the effect of acquisitions and adjustments, our total subscriber base increased during 2015 but was essentially flat in 2016, and revenue growth in our web presence segment was relatively flat for 2016. If we are not successful in addressing the factors that have contributed to these developments, we may not be able to either return to prior levels of subscriber and revenue growth or maintain current subscriber and revenue levels, which could result in a material adverse effect on our business and financial results. We may incur significant losses in the future for these or a number of other reasons, including interest expense related to our substantial indebtedness, and the other risks described in this report, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events.
We may need additional equity, debt or other financing in the future, which we may not be able to obtain on acceptable terms, or at all, and any additional financing may result in restrictions on our operations or substantial dilution to our stockholders.
We may need to raise funds in the future, for example, to develop new technologies, expand our business, respond to competitive pressures, acquire businesses, or respond to unanticipated situations. We may try to raise additional funds through public or private financings, strategic relationships or other arrangements. Although our credit agreement and the indenture governing our 10.875% senior notes due 2024 (which we refer to as the "Notes") limit our ability to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and our credit agreement and indenture may be amended with lender or noteholder consent, as applicable, although we may not be able to obtain this consent when needed.
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
Our success depends in part on our strategic relationships and joint ventures or other alliances with third parties on which we rely to acquire subscribers and to offer solutions to our subscribers and from which we license intellectual property to develop our own solutions.
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

We rely on third-party referral partners and other marketing partners to acquire subscribers. If these partners fail to promote our brands or to refer new subscribers to us, begin promoting competing brands in addition to or instead of ours, fail to comply with regulations, are forced to change their marketing efforts in response to new or existing regulations or cease to be viewed as credible sources of information by our potential subscribers, we may face decreased demand for our solutions, higher than expected subscriber acquisition costs, and loss of revenue. For instance, we believe that subscriber growth and subscriber acquisition costs at one of our hosting brands was negatively affected during 2016 because an important referral source began featuring several other web hosting options on their website, rather than just our brand. It is possible that in the future, this referral source will continue to add additional web hosting options or even remove us as an option, which could have a negative impact on us. Some of our third-party partners purchase our solutions and resell them to their customer bases. These partners have the direct contractual relationships with our ultimate subscribers and, therefore, we risk the loss of both our third-party partners and their customers if our services fail to meet expectations or if our partners fail to perform their obligations or deliver the level of service to the ultimate subscriber that we expect.
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
We currently serve most of our subscribers from five data center facilities located in Massachusetts (three), Texas, and Utah. We own the Utah data center and occupy the remaining data centers pursuant to co-location service agreements with third-party data center facilities which have built and maintain the co-located data centers for us and other parties. Although we own the servers in these data centers and engineer and architect the systems upon which our platform runs, we do not control the operation of the facilities we do not own.
The terms of our existing co-located data center agreements vary in length and expire over a period ranging from 2017 through 2021. The owners of these or our other co-located data centers have no obligation to continue such arrangements beyond their current terms, nor are they obligated to renew their agreements with us on terms acceptable to us, or at all.
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
Our growth will be adversely affected if we cannot continue to successfully retain, hire, train and manage our key employees, particularly engineering, development and other technical employees, who are often in high demand.
Our ability to successfully pursue our growth strategy will depend on our ability to attract, retain and motivate key employees across our business. In particular, we are dependent on our platform and software engineers. Our engineering, development and technology teams have undergone several management transitions and a significant amount of organizational change in recent years. This, combined with high demand from other technology companies for skilled engineering and technical employees, is likely to make it challenging to retain these employees or hire replacements if they leave. Difficulties retaining, hiring or motivating these employees may jeopardize our engineering, development initiatives, some of which are integral to achieving our financial and operational goals for 2017, and could impact our ability to effectively maintain and upgrade our platforms.
We also depend upon employees who manage our sales and service employees, and, as we grow internationally, those employees managing our operations outside of the United States. We face intense competition for employees from numerous technology, software and manufacturing companies, and we cannot ensure that we will be able to attract, integrate or retain additional qualified employees in the future or at compensation levels consistent with our existing compensation and salary structure. In particular, candidates making employment decisions, particularly in high-technology industries, often consider the value of any equity they may receive in connection with their employment. As a result, any significant volatility in the market price of our common stock or concerns by potential employees about the performance of our stock may adversely affect our ability to attract or retain highly skilled engineers and marketing personnel.
If we are unable to attract new employees and retain our current employees, we may not be able to develop and maintain our services at the same levels as our competitors, and we may therefore lose subscribers and market share. Our failure to attract and retain qualified individuals could have an adverse effect on our ability to execute on our business objectives and, as a result, our ability to compete could decrease, our operating results could suffer and our revenue could decrease. In particular, if we are unable to recruit an adequate number of qualified employees in a timely manner at our Tempe, Arizona call center facility to cover the customer service and support activities that we intend to transfer from our Orem, Utah customer support center, the move may be more disruptive to subscribers or more costly to us than we expect, and we may not realize the anticipated benefits of the move.

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
In the European Union, or EU, and in other jurisdictions outside of the United States, we could be the target of similar claims under consumer protection laws, regulation of cloud services, ecommerce and distance selling regulation, advertising regulation, unfair competition rules or similar legislation. Online digital services may be subject to increased scrutiny in the near future given their rapid growth in recent years. For example, since December 1, 2015, the UK Competition and Markets Authority, or the CMA, has been conducting a review of compliance with UK consumer protection laws in the cloud storage sector. As part of that effort, the CMA contacted a number of cloud storage companies, including our UK subsidiary, JDI Backup Ltd, or JDI, requesting that information be provided on a voluntary basis. JDI provided the CMA with the requested information and has changed its terms of service and disclosures to comply with undertakings it gave to the CMA.
If we are found to have breached any consumer protection, ecommerce and distance selling, advertising, unfair competition laws or similar legislation in any country or any laws regulating cloud services, we may be subject to enforcement actions that require us to change our business practices in a manner which may negatively impact revenue, as well as litigation, fines, penalties and adverse publicity that could cause our subscribers to lose trust in us, which could have an adverse effect on our reputation and business in a manner that harms our financial position. Among other things, our failure to implement any required consumer protection or regulatory disclosures on our various brand websites could subject us to adverse regulatory action, litigation or other adverse consequences. We also rely on third parties to provide marketing and advertising of our products and services, and we could be liable for, or face reputational harm as a result of, their marketing practices if, for example, they fail to comply with applicable statutory and regulatory requirements.
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
The U.S. federal and various state and foreign governments have adopted or proposed guidelines or rules for the collection, distribution, use and storage of information collected from or about consumers or their devices, and the FTC and many state attorneys general are applying federal and state consumer protection laws, including in novel ways, to impose standards for the online collection, use and dissemination of data. Furthermore, these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices. Any failure or perceived failure by us to comply with rapidly evolving privacy or security laws, policies (including our own stated privacy policies), legal obligations or industry standards or any security incident that results in the unauthorized release or transfer of personally identifiable information or other subscriber data may result in governmental enforcement actions, litigation, fines and penalties and/or adverse publicity and could cause our subscribers to lose trust in us, which could have an adverse effect on our reputation and business.
In addition, several foreign countries and governmental bodies, including the countries of the EU and Canada, have laws and regulations dealing with the collection and use of personal data obtained from their residents, which are often more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of personal information that identifies or may be used to identify an individual, such as names, contact information, and, in some jurisdictions, certain unique identifiers. These laws and regulations are subject to frequent revisions and differing interpretations, and have generally become more stringent over time.
The data privacy regime in the EU includes certain directives which, among other things, require EU member states to regulate the processing and movement of personal data, marketing and the use of cookies. Each EU member state has transposed the requirements of these directives into its own national data privacy regime, and therefore the laws differ from jurisdiction to jurisdiction. We are also subject to the supervision of local data protection authorities in those jurisdictions where we are established or otherwise subject to applicable law, as well as to evolving EU laws on data export, as we may transfer personal data from the EU to other jurisdictions.
Future laws or regulations, or modifications to existing laws or regulations, could impair our ability to collect, transfer and/or use user information that we use to provide targeted advertising to our users, thereby impairing our ability to maintain and grow our subscriber base and increase revenue. Future restrictions on the collection, use, transfer, sharing or disclosure of our subscribers’ data or additional requirements for obtaining the consent of subscribers for the use and disclosure of such information could require us to modify our solutions and features, possibly in a material manner, and could limit our ability to develop new services and features. For example, the new EU-wide General Data Protection Regulation, or GDPR, entered into force in May 2016 will become applicable on May 25, 2018, replacing the data protection laws of each EU member state. The GDPR will implement more stringent operational requirements for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, increased requirements to erase an individual’s information upon request, mandatory data breach notification requirements and higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. It also significantly increases penalties for non-compliance, including where we act as a service provider (e.g. data processor). If our privacy or data security measures fail to comply with applicable current or future laws and regulations, we may be subject to litigation, regulatory investigations, or enforcement actions (including enforcement notices requiring us to change the way we use personal data or our marketing practices, fines, or other liabilities), as well as negative publicity and a potential loss of business. Under the GDPR, fines of up to 20,000,000 Euros or up to 4% of the total worldwide annual turnover of the preceding financial year may be assessed. Moreover, if future laws and regulations limit our subscribers’ or prospective subscribers’ ability to use and share personal data or our ability to store, process and share personal data, demand for our solutions could decrease, our costs could increase, and our business, results of operations and financial condition could be harmed.
In recent years, U.S. and European lawmakers and regulators have expressed concern over the use of third-party cookies, web beacons and similar technology for online behavioral advertising. In the EU, informed consent is required for the placement of a cookie on a user’s device. The current European laws that cover the use of cookies and similar technology and marketing online or by electronic means are under reform. These laws are expected when implemented to alter rules on third-party cookies, web beacons and similar technology for online behavioral advertising and to impose stricter requirements on companies using these tools. Regulation of cookies and web beacons may lead to broader restrictions on our research activities, including efforts to understand users’ Internet usage. Such regulations may have a chilling effect on businesses, such as ours, that collect and use online usage information in order to attract and retain customers and may increase the cost of maintaining a business that collects or uses online usage information, increase regulatory scrutiny and increase the potential for civil liability under consumer protection laws. In response to marketplace concerns about the usage of third-party cookies and web beacons to track user behaviors, providers of major browsers have included features that allow users to limit the collection of certain data in general or from specified websites, and some regulatory authorities have been advocating the development of browsers that block cookies by default. These developments could impair our ability to collect user information that helps us provide more targeted advertising to our users. If such technology is widely adopted, it could adversely affect our business, given our use of cookies and similar technologies to target our marketing.
Furthermore, the U.S. Controlling the Assault of Non Solicited Pornography and Marketing Act of 2003, or CAN SPAM Act, establishes certain requirements for commercial email messages and specifies penalties for the transmission of commercial email messages that are intended to deceive the recipient as to source or content. The CAN SPAM Act, among other things, obligates the sender of commercial emails to provide recipients with the ability to opt out of receiving future emails from the sender. In addition, some states and countries have passed laws regulating commercial email practices that are significantly more punitive and difficult to comply with than the CAN SPAM Act, such as Canada’s Anti-Spam Legislation, or CASL. Some portions of state laws of this type may not be pre-empted by the CAN SPAM Act. The ability of our subscribers’ customers to opt out of receiving commercial emails may minimize the effectiveness of our products, particularly Constant Contact’s email marketing product. Moreover, non-compliance with the CAN SPAM Act carries significant financial penalties. If we were found to be in violation of the CAN SPAM Act, applicable state laws not pre-empted by the CAN SPAM Act, or similar foreign laws regulating the distribution of commercial email, whether as a result of violations by our subscribers or if we were deemed to be directly subject to and in violation of these requirements, we could be required to pay penalties, which would adversely affect our financial performance and significantly harm our business, and our reputation would suffer. We also may be required to change one or more aspects of the way we operate our business, which could impair our ability to attract and retain subscribers or could increase our operating costs.
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
In recent years, there has been significant litigation in the United States and abroad involving patents and other intellectual property rights. Companies providing Internet-based products and services are increasingly bringing and becoming subject to suits alleging infringement of proprietary rights, particularly patent rights, and to the extent we face increasing competition, or if we become more visible or successful, the possibility of intellectual property infringement claims may increase. In addition, our exposure to risks associated with the use of intellectual property may increase as a result of acquisitions that we make or our use of software licensed from or hosted by third parties, as we have less visibility into the development process with respect to such technology or the care taken to safeguard against infringement risks. Third parties may make infringement and similar or related claims after we have acquired or licensed technology that had not been asserted prior to our acquisition or license.
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

•
obtain a license or enter into a royalty agreement, which may not be available on reasonable terms or at all, to sell or use the relevant technology; or redesign the allegedly infringing solutions to avoid infringement, which could be costly, time-consuming or impossible. If we are required to make substantial payments or undertake any of the other actions noted above as a result of any intellectual property infringement claims against us, our business or operating results could be harmed.

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

Several U.S. federal statutes may apply to us with respect to various subscriber activities:
•the Digital Millennium Copyright Act of 1998, or DMCA, provides recourse for owners of copyrighted material who believe that their rights under U.S. copyright law have been infringed on the Internet. Under the DMCA, based on our current business activity as an online service provider that does not monitor, own or control website content posted by our subscribers, we generally are not liable for infringing content posted by our subscribers or other third parties, provided that we follow the procedures for handling copyright infringement claims set forth in the DMCA. Generally, if we receive a proper notice from, or on behalf of, a copyright owner alleging infringement of copyrighted material located on websites we host, and we fail to expeditiously remove or disable access to the allegedly infringing material or otherwise fail to meet the requirements of the safe harbor provided by the DMCA, the copyright owner may seek to impose liability on us. Technical mistakes in complying with the detailed DMCA take-down procedures could subject us to liability for copyright infringement.
•the Communications Decency Act of 1996, or CDA, generally protects interactive computer service providers such as us, from liability for certain online activities of their customers, such as the publication of defamatory or other objectionable content. As an interactive computer services provider, we do not monitor hosted websites or prescreen the content placed by our subscribers on their sites. Accordingly, under the CDA, we are generally not responsible for the subscriber-created content hosted on our servers. However, the CDA does not apply in foreign jurisdictions and we may nonetheless be brought into disputes between our subscribers and third parties which would require us to devote management time and resources to resolve such matters and any publicity from such matters could also have an adverse effect on our reputation and therefore our business.
•in addition to the CDA, the Securing the Protection of our Enduring and Established Constitutional Heritage Act, or the SPEECH Act, provides a statutory exception to the enforcement by a U.S. court of a foreign judgment that is less protective of free speech than the United States. Generally, the exception applies if the law applied in the foreign court did not provide at least as much protection for freedom of speech and press as would be provided by the First Amendment of the U.S. Constitution or by the constitution and law of the state in which the U.S. court is located, or if no finding of a violation would be supported under the First Amendment of the U.S. Constitution or under the constitution and law of the state in which the U.S. court is located. Although the SPEECH Act may protect us from the enforcement of foreign judgments in the United States, it does not affect the enforceability of the judgment in the foreign country that issued the judgment. Given our international presence, we may therefore, nonetheless, have to defend against or comply with any foreign judgments made against us, which could take up substantial management time and resources and damage our reputation.
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
We may face liability for disputes in connection with ownership or control of subscriber accounts, domain names or email contact lists or in connection with domain names we own, or for their misappropriation by third parties.

As a provider of cloud-based solutions, including as a registrar of domain names and related services, we from time to time become aware of disputes over ownership or control of subscriber accounts, websites, domain names or email contact lists. For example, disputes may arise as a result of a subscriber engaging a webmaster or other third party to help set up a web hosting account, register or renew a domain name, build a website, upload content, or set up email or other services.
We could face potential claims of tort law liability for our failure to renew a subscriber’s domain, and we have faced such liability in the past. We could also face potential tort law liability for our role in the wrongful transfer of control or ownership of accounts, websites or domain names. The safeguards and procedures we have adopted may not be successful in insulating us against liability from such claims in the future. In addition, we face potential liability for other forms of account, website or domain name “hijacking,” including misappropriation by third parties of subscriber accounts, websites or domain names and attempts by third parties to operate accounts, websites or domain names or to extort the subscriber whose accounts, websites or domain names were misappropriated. Furthermore, our risk of incurring liability for a security breach on or in connection with a subscriber account, website or domain name would increase if the security breach were to occur following our sale to a subscriber of security products that proved ineffectual in preventing it. Finally, we are exposed to potential liability as a result of our domain privacy service, wherein the identity and contact details for the domain name registrant are masked. Although our terms of service reserve the right to provide the underlying WHOIS information and/or to cancel privacy services on domain names giving rise to domain name disputes, including when we receive reasonable evidence of an actionable harm, the safeguards we have in place may not be sufficient to avoid liability, which could increase our costs of doing business.
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
Although we take precautions and have implemented, and continue to seek to enhance, compliance measures to prevent transactions with U.S. sanction targets, from time to time we have identified, and we expect to continue to identify, instances of non-compliance with these laws, rules and regulations and transactions which we are required to block and report to OFAC. In addition, as a result of our acquisition activities, we have acquired, and we may acquire in the future, companies for which we could face potential liability or penalties for violations if they have not implemented sufficient compliance measures to prevent transactions with U.S. sanction targets. Until we are able to fully integrate our compliance processes into the operations of such acquired companies, we are at an increased risk of transacting business with U.S. sanction targets. Our failure to comply with these laws, rules and regulations could result in negative consequences to us, including government investigations, penalties and reputational harm.
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
The global nature of our business requires us (including our employees and business partners or agents acting on our behalf) to comply with laws and regulations that prohibit bribery and corruption anywhere in the world. The FCPA, the U.K. Bribery Act 2010, or the Bribery Act, and similar anti-bribery laws in India, Brazil or other jurisdictions where we do business generally prohibit companies and their intermediaries from making improper payments to government officials and other persons for the purpose of obtaining or retaining business or an improper business advantage. In addition, the FCPA requires public companies to maintain records that accurately and fairly represent their transactions and have an adequate system of internal accounting controls. We currently operate, and plan to expand our operations, in areas of the world that have a reputation for heightened risks of corruption and, in certain circumstances, compliance with anti-bribery laws may conflict with local customs and practices. In addition, changes in laws could result in increased regulatory requirements and compliance costs which could adversely affect our business, financial condition and results of operations. We cannot assure that our employees, business partners or other agents will not engage in prohibited conduct and expose us to the risk of liability under the FCPA, the Bribery Act, or other anti-bribery laws. If we are found to be in violation of the FCPA, the Bribery Act or other anti-bribery laws, we could suffer criminal and civil penalties, other sanctions, and reputational damage, which could have a material adverse effect on our business.
Adverse economic conditions in the United States and international economies could harm our operating results.
Unfavorable general economic conditions, such as a recession or economic slowdown in the United States or in one or more of our other major markets, could adversely affect the affordability of, and demand for, our solutions due to factors such as declines in overall economic growth, consumer and corporate confidence and spending; increases in unemployment rates; and uncertainty about economic stability. Changing macroeconomic conditions may affect our business in a number of ways, making it difficult to accurately forecast and plan our future business activities. In particular, SMB spending patterns are difficult to predict and are sensitive to the general economic climate, the economic outlook specific to the SMB industry, the SMB’s level of profitability and debt and overall consumer confidence. Our solutions may be considered discretionary by many of our current and potential subscribers and may be dependent upon levels of consumer spending. As a result, resellers and consumers considering whether to purchase our solutions may be influenced by macroeconomic factors that affect SMB and consumer spending.
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
Current accounting rules provide that goodwill and other intangible assets with indefinite useful lives may not be amortized, but instead must be tested for impairment at least annually. These rules also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We have substantial goodwill and other intangible assets, and we would be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or intangible assets is determined. Any impairment charges or changes to the estimated amortization periods could have a material adverse effect on our financial results. During 2016, we recorded impairment charges related to in-process research and development, developed technology assets, internally developed software and our minority investment in Fortifico Limited, and it is possible we will record additional impairment charges in the future.
Risks Related to Our Substantial Indebtedness
Our substantial level of indebtedness could materially and adversely affect our financial condition.
We now have, and expect to continue to have, significant indebtedness that could result in a material and adverse effect on our business. As of December 31, 2016, we had approximately $2.0 billion of aggregate indebtedness, net of original issue discounts of $25.9 million and deferred financing costs of $43.3 million. Under our first lien term loan facility and our incremental first lien term loan facility entered into in connection with the acquisition of Constant Contact, we are required to repay approximately $5.3 million and $3.7 million, respectively, of principal at the end of each quarter and are required to pay accrued interest upon the maturity of each interest accrual period, which was $63.6 million and $34.7 million, respectively, for the year ended December 31, 2016. We estimate that our interest payments on our first lien term loan facility and our incremental first lien term loan facility will be $64.0 million and $43.2 million, respectively, in 2017. The interest accrual periods under our first lien term loan, incremental first lien term loan and revolving credit facility (which we refer to collectively as our Senior Credit Facilities) are typically three months in duration, except for LIBOR based revolver loans, which are generally one month in duration. The actual amounts of our debt servicing payments vary based on the amounts of indebtedness outstanding, whether we borrow on a LIBOR or base rate basis, the applicable interest accrual periods and the applicable interest rates, which vary based on prescribed formulas. We are also required to pay accrued interest on the Notes on a semi-annual basis. Approximately $18.2 million of interest was paid on the Notes during 2016. We estimate that our interest payments on the Notes will be $38.1 million in 2017.
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

•
requiring us to refinance, or resulting in our inability to refinance, all or a portion of our indebtedness at or before maturity, on favorable terms or at all, whether due to uncertain credit markets, our business performance, or other factors;

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
Furthermore, if EIG Investors’ cash flows and capital resources are insufficient to fund its debt service obligations, we may be forced to reduce or delay investments and capital expenditures, seek additional capital, restructure or refinance EIG Investors’ or our indebtedness, or sell assets. We may not be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all, which would limit EIG Investors’ ability to meet its scheduled debt service obligations (including in respect of the Senior Credit Facilities or the Notes). Our ability to restructure or refinance debt will depend on the condition of the capital markets and the financial condition of EIG Investors and us at the time. Any refinancing of EIG Investors’ debt could be at higher interest rates and may require EIG Investors to comply with more onerous covenants, which could further restrict our business operations. The Senior Credit Facilities and the indenture governing the Notes will restrict our ability to use the proceeds from asset sales. We may not be able to consummate those asset sales to raise capital or sell assets at prices that we believe are fair, and any proceeds that we receive may not be adequate to meet any debt service obligations then due. In addition, any failure to make payments of interest and principal on EIG Investors’ outstanding indebtedness on a timely basis would likely result in a reduction of its credit rating, which could harm our ability to incur additional indebtedness.
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
A substantial portion of our issued and outstanding common stock can be traded without restriction at any time, and the remaining shares of our issued and outstanding common stock can be sold subject to volume limitations and other requirements applicable to affiliate sales under the federal securities laws. As such, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. In addition, we have registered

38,000,000 shares of common stock that have been issued or reserved for future issuance under our Amended and Restated 2013 Stock Incentive Plan and 14,346,830 shares of common stock that have been issued or reserved for future issuance under our Constant Contact, Inc. Second Amended and Restated 2011 Stock Incentive Plan. Of these shares, as of December 31, 2016, a total of 23,576,872 shares of our common stock are subject to outstanding options, restricted stock units and restricted stock awards, of which 8,095,783 shares are exercisable or have vested. The exercise of these options or the vesting of restricted stock units and shares of restricted stock and the subsequent sale of the common stock underlying such options or upon the vesting of such restricted stock units and restricted stock awards could cause a decline in our stock price. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. We cannot predict the size of future issuances or the effect, if any, that any future issuances may have on the market price for our common stock.
In addition, holders of an aggregate of 72,183,096 shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Once we register these shares, they can be freely sold in the public market upon issuance, subject to any applicable vesting requirements.

Insiders have substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control.
As of December 31, 2016, our directors, executive officers and their affiliates beneficially own, in the aggregate, 58.7% of our issued and outstanding common stock. Specifically, investment funds and entities affiliated with Warburg Pincus own, in the aggregate, 37.0% of our issued and outstanding common stock, and investment funds and entities affiliated with Goldman Sachs own, in the aggregate, approximately 10.8% of our issued and outstanding common stock. As a result, these stockholders, if they act together, could have significant influence over the outcome of matters submitted to our stockholders for approval. Our stockholders’ agreement contains agreements among the parties with respect to certain matters, including the election of directors, and certain restrictions on our ability to effect specified corporate transactions. If these stockholders were to act together, they could have significant influence over the management and affairs of our company. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock. In particular, the significant ownership interest of investment funds and entities affiliated with Warburg Pincus and Goldman Sachs in our common stock could adversely affect investors’ perceptions of our corporate governance practices.

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
As of December 31, 2016, we leased approximately 77,000 square feet of office space located in Burlington, Massachusetts, which serves as our corporate headquarters, under a lease that expires in March 2026.  In January 2017, we amended the lease to expand our headquarters by approximately 20,000 square feet in 2017 and approximately 17,000 square feet in 2018.
Our web presence segment used additional offices and data centers, including:

•	approximately 278,000 square feet of additional leased office space in the United States located primarily in Arizona, Texas, Utah and Washington;

•	approximately 154,000 square feet of leased office space outside of the United States located primarily in Brazil, China, India, the United Kingdom and the Netherlands;

•	approximately 57,000 square feet of office and data center space we own in Utah, and

•	leased and co-located data center space located primarily in Massachusetts and Texas, with approximately 2,800 kilowatts of power under contract.
Our email marketing segment used additional offices and data centers, including:

•	approximately 226,000 square feet of additional leased office space in the United States located primarily in Massachusetts, Colorado and New York; and

•	leased and co-located data center space located primarily in Massachusetts and Texas, with approximately 750 kilowatts of power under contract.
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
Constant Contact
On December 10, 2015, Constant Contact received a subpoena from the Boston Regional Office of the SEC, requiring the production of documents pertaining to Constant Contact’s sales, marketing, and customer retention practices, as well as periodic public disclosure of financial and operating metrics. We are fully cooperating with the SEC’s investigation. We can make no assurances as to the time or resources that will need to be devoted to this investigation or its final outcome, or the impact, if any, of this investigation or any related legal or regulatory proceedings on our business, financial condition, results of operations and cash flows.
On August 7, 2015, a purported class action lawsuit, William McGee v. Constant Contact, Inc., et al, was filed in the United States District Court for the District of Massachusetts against Constant Contact and two of its former officers. An amended complaint, which named an additional former officer as a defendant, was filed December 19, 2016. The lawsuit asserts claims under Sections 10(b) and 20(a) of the Exchange Act, and is premised on allegedly false and/or misleading statements, and non-disclosure of material facts, regarding Constant Contact’s business, operations, prospects and performance during the proposed class period of October 23, 2014 to July 23, 2015. This litigation remains in its early stages. We and the individual defendants intend to vigorously defend all claims asserted. We cannot, however, make any assurances as to the outcome of this proceeding.
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
Legal Proceedings Related to the Constant Contact acquisition
On December 11, 2015, a putative class action lawsuit relating to the Constant Contact acquisition, captioned Irfan Chawdry, Individually and On Behalf of All Others Similarly Situated v. Gail Goodman, et al. Case No. 11797, and on December 21, 2015, a putative class action lawsuit relating to the acquisition captioned David V. Myers, Individually and On Behalf of All Others Similarly Situated v. Gail Goodman, et al. Case No. 11828 (together, the Complaints) were filed in the Court of Chancery of the State of Delaware naming Constant Contact, each of Constant Contact’s directors, Endurance and Paintbrush Acquisition Corporation as defendants. The Complaints generally alleged, among other things, that in connection with the acquisition the directors of Constant Contact breached their fiduciary duties owed to the stockholders of Constant Contact by agreeing to sell Constant Contact for purportedly inadequate consideration, engaging in a flawed sales process, omitting material information necessary for stockholders to make an informed vote, and agreeing to a number of purportedly preclusive deal protection devices. The Complaints sought, among other things, to rescind the acquisition, as well as award of plaintiffs’ attorneys’ fees and costs in the action. The Complaints were consolidated on January 12, 2016. On December 5, 2016, plaintiff Myers filed a consolidated amended complaint, or the Amended Complaint, naming as defendants the former Constant Contact directors and Morgan Stanley & Co. LLC, or Morgan Stanley, Constant Contact’s financial adviser for the acquisition, alleging breach of fiduciary duty by the former directors, and aiding and abetting the alleged breach by Morgan Stanley. On December 15, 2016, the Constant Contact defendants filed a motion to dismiss. On February 14, 2017, the court approved a briefing schedule for the motion, with defendants' opening brief due March 17, 2017. The defendants believe the claims asserted in the Amended Complaint are without merit and intend to defend against them vigorously.

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

	High	Low
Year Ended December 31, 2015
First Quarter	$20.45	$15.92
Second Quarter	$23.49	$15.82
Third Quarter	$22.37	$12.11
Fourth Quarter	$15.48	$10.29
Year Ended December 31, 2016
First Quarter	$11.86	$7.45
Second Quarter	$11.55	$8.37
Third Quarter	$9.29	$6.55
Fourth Quarter	$9.75	$6.60
Stockholders
As of January 31, 2017 there were approximately 41 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.
Dividend Policy
We currently intend to retain future earnings, if any, to finance the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to declare dividends will be subject to the discretion of our board of directors and applicable law and will depend on various factors, including our results of operations, financial condition, prospects and any other factors deemed relevant by our board of directors. Our credit agreement and the indenture governing our senior notes limit our ability to pay cash dividends on our common stock, and the terms of any future loan agreement into which we may enter or any additional debt securities we may issue are likely to contain similar restrictions on the payment of dividends.
Securities Authorized for Issuance Under Equity Compensation Plan
The information concerning our equity compensation plan is incorporated by reference from the information in our Proxy Statement for our 2017 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

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

The graph set forth below compares the cumulative total return on our common stock to the cumulative total return of the NASDAQ Composite Index and the RDG Internet Composite Index from October 25, 2013 (the first date that shares of our common stock were publicly traded) through December 31, 2016. The comparison assumes $100 was invested after the market closed on October 25, 2013 in our common stock, and each of the foregoing indices, and it assumes the reinvestment of dividends, if any.
The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

*$100 invested on 10/25/13 in stock or 9/30/13 in index, including investment dividends.
Fiscal year ending December 31.

	10/25/2013	12/31/2013	3/31/2014	6/30/2014	9/30/2014	12/31/2014	3/31/2015	6/30/2015	9/30/2015	12/31/2015	3/31/2016	6/30/2016	9/30/2016	12/31/2016
Endurance International Group Holdings, Inc.	$100.00	$126.04	$115.64	$135.91	$144.62	$163.82	$169.42	$183.64	$118.76	$97.16	$93.60	$79.91	$77.78	$82.67
NASDAQ Composite Index	$100.00	$111.08	$112.01	$117.49	$119.85	$126.27	$130.54	$133.26	$123.28	$133.90	$131.53	$130.96	$143.75	$145.60
RDG Internet Composite Index	$100.00	$118.06	$112.86	$116.34	$120.15	$115.51	$122.96	$127.23	$131.07	$158.34	$154.14	$155.90	$178.39	$168.16
Item 6. Selected Consolidated Financial Data
The consolidated statements of operations data for the years ended December 31, 2014, 2015 and 2016, and the consolidated balance sheet data as of December 31, 2015 and 2016, are derived from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the year ended December 31, 2012 and 2013, and the consolidated balance sheet data as of December 31, 2012, 2013 and 2014, are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in any future period. The comparability of the information in the table below is affected by acquisitions we completed during the periods shown, particularly the acquisition of Constant Contact in February 2016 and the related increase in our indebtedness to finance that acquisition. You should read the following selected consolidated financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31, 2012	Year Ended December 31, 2013	Year Ended December 31, 2014	Year Ended December 31, 2015	Year Ended December 31, 2016
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$292,156	$520,296	$629,845	$741,315	$1,111,142
Cost of revenue (1)	237,179	350,103	381,488	425,035	583,991
Gross profit	54,977	170,193	248,357	316,280	527,151
Operating expense:
Sales and marketing	83,110	117,689	146,797	145,419	303,511
Engineering and development	13,803	23,205	19,549	26,707	87,601
General and administrative (3)	48,411	92,347	69,533	90,968	175,379
Total operating expense (2)	145,324	233,241	235,879	263,094	566,491
Income (loss) from operations	(90,347)	(63,048)	12,478	53,186	(39,340)
Total other expense, net	(126,131)	(98,327)	(57,083)	(52,974)	(150,450)
Income (loss) before income taxes and equity earnings of unconsolidated entities	(216,478)	(161,375)	(44,605)	212	(189,790)
Income tax expense (benefit)	(77,203)	(3,596)	6,186	11,342	(109,858)
Loss before equity earnings of unconsolidated entities	(139,275)	(157,779)	(50,791)	(11,130)	(79,932)
Equity loss of unconsolidated entities, net of tax	23	2,067	61	14,640	1,297
Net loss	$(139,298)	$(159,846)	$(50,852)	$(25,770)	$(81,229)
Net loss attributable to non-controlling interest	—	(659)	(8,017)	—	(8,398)
Net loss attributable to Endurance International Group Holdings, Inc.	$(139,298)	$(159,187)	$(42,835)	$(25,770)	$(72,831)
Net loss per share attributable to Endurance International Group Holdings, Inc. basic and diluted	$(1.44)	$(1.55)	$(0.34)	$(0.20)	$(0.55)
Weighted average shares used to compute net loss per share attributable to Endurance International Group Holdings, Inc. basic and diluted	96,562,674	102,698,773	127,512,346	131,340,557	133,415,732

(1)
Includes stock-based compensation expense of $26,000, $126,000, $0.5 million, $2.0 million and $5.9 million, for the years ended December 31, 2012, 2013, 2014, 2015, and 2016, respectively. Also includes amortization expense of $88.1 million, $105.9 million, $102.7 million, $91.1 million and $143.6 million for the years ended December 2012, 2013, 2014, 2015 and 2016, respectively.

(2)	Includes stock-based compensation expense of $2.3 million, $10.6 million, $15.5 million, $27.9 million and $52.4 million for the years ended December 31, 2012, 2013, 2014, 2015 and 2016, respectively.

(3)	Includes transaction expenses of $21.9 million, $38.7 million, $4.8 million, $9.6 million, and $32.3 million for the years ended December 31, 2012, 2013, 2014, 2015, and 2016, respectively.

	2012	2013	2014	2015	2016
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$23,245	$66,815	$32,379	$33,030	$53,596
Property and equipment, net	34,604	49,715	56,837	75,762	95,272
Working capital (deficit)	(203,853)	(160,511)	(274,726)	(370,335)	(362,677)
Total assets	1,538,136	1,580,938	1,746,043	1,802,500	2,756,274
Current and long-term debt, net of original issuance discounts and deferred financing costs (1)	1,128,519	1,046,945	1,086,475	1,092,385	1,986,980
Current and long-term capital lease obligations	—	—	8,095	13,081	7,202
Total stockholders’ equity	70,155	155,262	174,496	179,674	124,383

(1) Net of deferred financing costs of $1.5 million, $0.4 million, $0.4 million, $1.0 million and $43.3 million for the years ended December 31, 2012, 2013, 2014, 2015 and 2016, respectively, for the Company's retrospective adoption of ASU 2015-03: Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The year ended December 31, 2016 is also net of original issuance discount of $25.9 million.

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
Overview

We are a leading provider of cloud-based platform solutions designed to help small- and medium-sized businesses, or SMBs, succeed online. We serve approximately 5.37 million subscribers globally with a comprehensive suite of products and services that help SMBs get online, get found and grow their businesses. Historically, our products focused largely on web hosting and other basic web presence solutions such as domains, but over time we have expanded to offer security, site backup, premium domains, SEO and SEM, Google Adwords, mobile solutions, social media enablement, website analytics, email marketing and productivity and e-commerce tools, among others. More recently, we have launched additional products and services, including website builders, mobile site builders and new hosting brands, both to satisfy existing subscriber needs and to expand the product gateways through which new subscribers initially reach us. We refer to these newer products and services as “gateway products”.

On February 9, 2016, we acquired Constant Contact, Inc., or Constant Contact, a leading provider of online marketing tools that are designed for small organizations, for a total purchase price of approximately $1.1 billion.

Beginning with the fourth quarter and full year 2016, we are reporting our financial results in two reportable segments, web presence and email marketing. The web presence segment generally consists of the products we historically sold prior to the acquisition of Constant Contact, including web hosting, domains, and related web presence products and services, and the email marketing segment consists of the products and services historically offered by Constant Contact, principally email marketing solutions, but also including event marketing, survey tools and our SinglePlatform digital storefront product.

Our 2016 financial results reflected solid free cash flow and better than expected cost synergies from the Constant Contact acquisition, resulting in healthy performance by our email marketing segment, but were below our expectations as of the beginning of 2016 due to the underperformance of our web presence segment. Our web presence segment financial results for 2016 were negatively affected by new gateway products we introduced early in the year, which had higher subscriber acquisition costs and subscriber churn than we originally anticipated. In response to these results, we significantly reduced our marketing investments on gateway products during the second half of the year and have now stopped marketing most of these products altogether. Our web presence segment was also negatively impacted by relatively flat revenue and subscriber growth within our core hosting business, which resulted from several factors, including: flat marketing expenditures relative to 2015 in the first half of 2016 as a result of our focus on gateway products during that period; operational challenges that negatively impacted product, customer support and user experience for some of our key web hosting brands; and trends in the competitive landscape, including an increasing trend among consumers to search for web presence and marketing solutions using brand-related search terms rather than generic search terms such as “shared hosting” or “website builder”, which we believe has benefited competitors who have invested more heavily than we have on building consumer awareness of their brands.

In order to address the challenges we encountered in 2016, we plan to focus on the following areas for 2017:

•	strengthening our brands that generally attract subscribers with high long-term revenue potential, specifically Constant Contact, HostGator, iPage and Bluehost;

•	upgrading the product, customer support and user experience for our key web hosting brands and our website builder product, which we believe will improve customer satisfaction and retention;

•	consolidating and improving customer support, including by moving customer support for Bluehost from Utah to our customer support center in Tempe, Arizona;

•	growing our brand awareness for key brands, including through radio, podcasts and television marketing; and

•	various initiatives to expand revenue streams through expansion of our international business, cross-selling products between our two segments and other product initiatives.

The success of these initiatives depends on a number of factors, including our ability to: successfully improve customer satisfaction and retention in our web presence segment by upgrading our products, customer support and user experience; transfer our Bluehost customer support operations to Tempe in a way that minimizes disruption to subscribers during the transition and positions us to provide a high level of service going forward; and make the engineering and product development changes necessary to facilitate increased cross-selling and other product initiatives. If we are unable to make the necessary upgrades and changes on our currently anticipated timeframe, if these upgrades and changes do not result in the anticipated improvements in customer satisfaction or retention, or if we encounter difficulties or delays in the transfer of Bluehost support to Tempe or in our efforts to consolidate and improve customer support generally, we may not see the results we expect from these initiatives or we may incur greater than expected costs or disruption to our subscribers, which could adversely affect our financial and operating results for the year. See “Risk Factors” for further discussion of the risks facing our business.

Summary of 2016 Results

The acquisition of Constant Contact, our increase in debt service related to the Constant Contact acquisition, our investments in our gateway products, and increases in stock-based compensation and impairment charges have had a material effect on our recent financial results. Changes in several key financial metrics are summarized below (in thousands):

	Year Ended December 31, 2015	Year Ended December 31, 2016
Revenue	$741,315	$1,111,142
Net loss	$(25,770)	$(81,229)
Net cash provided by operating activities	$177,228	$154,961

Our revenue grew from $741.3 million for the year ended December 31, 2015 to $1.1 billion for the year ended December 31, 2016. Substantially all of this this revenue growth was due to the Constant Contact acquisition and to other acquisitions that closed after December 31, 2015. Revenue attributable to our business, excluding the effect of Constant Contact and other acquisitions, was negatively impacted by a number of factors, including those discussed in the "Overview" section above.

Our net loss grew from $25.8 million for the year ended December 31, 2015 to $81.2 million for the year ended December 31, 2016. This increase was primarily the result of increased costs incurred in connection with the acquisition of Constant Contact, including interest expense, transaction costs, amortization of intangible assets, and restructuring costs; increased stock-based compensation expense, including expense related to performance based grants of restricted stock; and increased marketing expenses, primarily related to new gateway product launches.

On July 13, 2016, we completed a restructuring of several of our majority-owned entities that were formed to promote our gateway products. The restructuring significantly reduced the potential redemption amount that would be payable to the minority shareholders of these entities in order for us to obtain 100% control of the entities, and gave us the flexibility to reduce investments in our gateway products. Based on these reduced investments, the estimated value of the non-controlling interest held by the minority shareholders is below the expected redemption amount of $25.0 million, which will result in $14.2 million of excess accretion that will reduce income available to common shareholders for the period starting on the date of the restructuring through the redemption date of July 1, 2017. We recognized excess accretion of $6.8 million for the year ended December 31, 2016, which is reflected in net income (loss) attributable to accretion of non-controlling interest in our consolidated statements of operations and comprehensive loss.

Cash provided by operations decreased by $22.3 million for the year ended December 31, 2016 compared to the year ended December 31, 2015. The decrease for the year is primarily due to transaction and restructuring costs incurred to acquire Constant Contact, higher marketing costs to promote gateway products and increased interest expense due to the debt incurred in connection with the acquisition of Constant Contact, which exceeded the operating cash flows contributed by Constant Contact.

Recent Developments

In January 2017, we announced plans to close certain facilities as part of a plan to consolidate web presence customer support operations, principally our Orem, Utah customer support center, which will be closed due to our planned transfer of customer support operations for our Bluehost brand from Utah to our consolidated Tempe, Arizona customer support facility. As a result of this plan, we expect to incur approximately $8.0 million in charges during fiscal year 2017, mostly related to severance. This action is intended to result in an improved customer support experience. We do not expect a meaningful reduction in support costs from this move.

On January 30, 2017, we completed a registered exchange offer for our 10.875% senior notes due 2024, as required under the registration rights agreement we entered into in connection with our initial issuance of the notes in February 2016 as part of the financing arrangements for our acquisition of Constant Contact. All of the $350.0 million aggregate principal amount of the original notes was validly tendered for exchange.
Key Metrics
We use a number of metrics, including the following key metrics, to evaluate the operating and financial performance of our business, identify trends affecting our business, develop projections and make strategic business decisions:

•	total subscribers;

•	average revenue per subscriber ("ARPS");

•	adjusted EBITDA; and

•	free cash flow.

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
The following table summarizes these key metrics by segment for the periods presented (in thousands, except ARPS):

	Year Ended December 31,
	2014	2015	2016
Consolidated metrics:
Total subscribers	4,087	4,669	5,371
Average subscribers	3,753	4,358	5,283
Average revenue per subscriber	$13.98	$14.18	$17.53
Adjusted EBITDA	$171,447	$219,249	$288,396

Web presence segment metrics:
Total subscribers			4,827
Average subscribers			4,789
Average revenue per subscriber			$13.65
Adjusted EBITDA			$172,135

Email marketing segment metrics:
Total subscribers			544
Average subscribers			494
Average revenue per subscriber			$55.11
Adjusted EBITDA			$116,261

Figures for the year ended December 31, 2016 include the impact of Constant Contact since February 10, 2016, the day after the closing of the acquisition.

Total Subscribers

We define total subscribers as the approximate number of subscribers that, as of the end of a period, are identified as subscribing directly to our products on a paid basis, excluding accounts that access our solutions via resellers or that purchase only domain names from us. Subscribers of more than one brand, and subscribers with more than one distinct billing relationship or subscription with us, are counted as separate subscribers. Total subscribers for a period reflects adjustments to add or subtract subscribers as we integrate acquisitions and/or are otherwise able to identify subscribers that meet, or do not meet, this definition of total subscribers. We refer to these adjustments in this discussion of total subscribers as “Adjustments”. For the fourth quarter of 2016, Adjustments had a net negative impact on our total subscriber count of approximately 33,000 subscribers. For 2016 as a whole, Adjustments had a net positive impact of approximately 59,000 subscribers, as shown in the table below.
Over time, we have expanded our marketing strategy globally to better target customers who are primarily seeking domain names, but who may have the potential to purchase a wider range of additional products and services from us once they are on our platform. As part of this effort, we offer to domain name customers a bundle that includes email, basic hosting, or other products and services in addition to a domain name. We include these customers in our total subscriber count as "light web presence" subscribers, which are further discussed below. As is customary in the industry, these packages are often significantly discounted for the initial term, with price increases applying on renewal. Although our goal with programs designed to attract domain focused subscribers is to expand our marketing funnel and achieve positive marketing yields through renewal at full price and sales of additional products, we may not be successful in achieving these outcomes. We continue to evaluate the results of these programs.

Our subscriber base also includes customers who subscribe to email service, domain privacy or certain other non-hosting subscription services which are generally lower-priced than our hosting packages. In the discussion below, we refer to these subscribers and subscribers on-boarded through the domain-focused programs described above as “light web presence” subscribers. As of December 31, 2016, light web presence subscribers accounted for approximately 506,000 of our total subscribers.

The table below shows the approximate sources of our subscriber growth by segment during 2015 and 2016 (all numbers in thousands). “Acquisitions” refers to the number of total subscribers we acquired due to acquisitions that we completed during the relevant year, as measured at the time of the acquisition.

	Web Presence		Email Marketing		Total
	# subscribers	% of growth (1)	# subscribers	% of growth (1)	# subscribers	% of growth (1)
Total Subscribers - December 31, 2014	4,087	—%	—	—%	4,087	—%
Acquisitions	158	27.1%	—	—%	158	27.1%
Light web presence subscribers	279	47.9%	—	—%	279	47.9%
Adjustments	90	15.5%	—	—%	90	15.5%
Core subscriber growth	55	9.5%	—	—%	55	9.5%
Total Subscribers - December 31, 2015	4,669	100.0%	—	—%	4,669	100.0%
Acquisitions	86	54.4%	566	104.0%	652	92.9%
Light web presence subscribers	62	39.2%	—	—%	62	8.8%
Adjustments	59	37.3%	—	—%	59	8.4%
Core subscriber growth	(49)	(31.0)%	(22)	(4.0)%	(71)	(10.1)%
Total Subscribers - December 31, 2016	4,827	100.0%	544	100%	5,371	100.0%
(1) Figures in this column show the approximate percentage contribution of each source of subscriber growth shown in the far left column (Acquisitions; Light web presence subscribers; Adjustments; and Core subscriber growth) to aggregate year over year growth in total subscribers.
2016 total subscriber growth was impacted by the factors noted in the "Overview" section above. Taken together, the portfolio of key brands that we plan to target for investment during 2017 (including, among others, Constant Contact,

HostGator, iPage, Bluehost, and our site builder brand) showed positive net subscriber adds in the aggregate during 2016, but these positive net adds were outweighed by the negative impact of subscriber losses in non-strategic hosting brands, our cloud storage and backup solution, and discontinued gateway products such as our VPN product. We expect total subscribers to decrease overall and in our web presence segment during 2017, due primarily to the impact of subscriber churn in these non-strategic and discontinued brands. We expect total subscribers to remain flat to slightly down in our email marketing segment.
If we are not successful in addressing the factors that have contributed to our low growth in total subscribers during 2016 and our expected decrease in total subscribers during 2017, we may not be able to return to or maintain positive subscriber growth in the future, which could result in a material adverse effect on our business and financial results.
Average Revenue per Subscriber

Average revenue per subscriber, or ARPS, is a non-GAAP financial measure that we calculate as the amount of revenue we recognize in a period, including marketing development funds and other revenue not received from subscribers, divided by the average of the number of total subscribers at the beginning of the period and at the end of the period, which we refer to as average subscribers for the period, divided by the number of months in the period. We believe ARPS is an indicator of our ability to optimize our mix of products and services and pricing and sell products and services to new and existing subscribers.
The following table reflects the calculation of ARPS (all data in thousands, except ARPS data):

	Year Ended December 31,
	2014	2015	2016
Consolidated revenue	$629,845	$741,315	$1,111,142
Consolidated total subscribers	4,087	4,669	5,371
Consolidated average subscribers for the period	3,753	4,358	5,283
Consolidated average revenue per subscriber (ARPS)	$13.98	$14.18	$17.53

Web presence revenue			$784,334
Web presence subscribers			4,827
Web presence average subscribers			4,789
Web presence ARPS			$13.65

Email marketing revenue			$326,808
Email marketing subscribers			544
Email marketing average subscribers			494
Email marketing ARPS			$55.11

ARPS does not represent an exact measure of the average amount a subscriber spends with us each month, because our calculation of ARPS includes all of our revenue, including revenue generated by non-subscribers, in the numerator. We have three principal sources of non-subscriber revenue:

•
Revenue from domain-only customers. We cannot separately quantify revenue attributable to domain-only customers, who are customers that only purchase a domain name from us. Our subscriber definition does not include domain-only customers, which results in generally higher overall ARPS as our revenue used to compute ARPS includes revenue from domain-only customers. Although we cannot separately quantify revenue attributable to domain-only customers, we can measure the total amount of our revenue from domains. Our total revenue from domains, all of which was in our web presence segment, was $91.3 million, $125.2 million, and $127.4 million for the years ended December 31, 2014, 2015 and 2016, respectively.

•
Domain monetization revenue. This consists principally of revenue from our BuyDomains brand, which provides premium domain name products and services, and, to a lesser extent, revenue from advertisements placed on unused domains (often referred to as “parked” pages) owned by us or our customers.

•	Revenue from marketing development funds. Marketing development funds are the amounts that certain of our partners pay us to assist in and incentivize our marketing of their products.

A portion of our revenue is generated from customers that resell our services. We refer to these customers as “resellers.” We consider these resellers (rather than the end user customers of these resellers) to be subscribers under our total subscribers definition, because we do not have a billing relationship with the end users and cannot determine the number of end users acquiring our services through a reseller. A majority of our reseller revenues is for the purchase of domains and is included in the figures shown above for total revenue from domains. Our reseller revenues, excluding the portion included in total revenue from domains, were $23.5 million, $25.4 million and $28.1 million for 2014, 2015 and 2016, respectively. All of our reseller revenues are in our web presence segment.
The table below quantifies, on a consolidated basis and by segment, 2016 domain monetization and marketing development fund revenue (all data in thousands, except ARPS data):

	Year Ended December 31,
	2014	2015	2016
Consolidated
Marketing development fund revenue	$9,112	$12,958	$10,150
Marketing development funds - contribution to ARPS	$0.20	$0.25	$0.16
Domain monetization revenue	$19,147	$39,588	$29,282
Domain monetization revenue - contribution to ARPS	$0.43	$0.76	$0.46

Web presence
Marketing development fund revenue			$9,901
Marketing development funds - contribution to ARPS			$0.17
Domain monetization revenue			$29,282
Domain monetization revenue - contribution to ARPS			$0.51

Email marketing
Marketing development fund revenue			$249
Marketing development funds - contribution to ARPS			$0.04
For the years ended December 31, 2015 and 2016, consolidated ARPS increased from $14.18 to $17.53, respectively. This increase in ARPS was driven by our email marketing segment due to the acquisition of Constant Contact, which has higher ARPS than the rest of our business, partially offset by lower ARPS from our web presence segment.

Web presence ARPS decreased from $14.18 to $13.65 for the year ended December 31, 2016, due to decreases in domain monetization and marketing development fund revenue, light web presence subscribers and subscribers coming to our platform through lower priced gateway products. Domain monetization revenue decreased in 2016 primarily because there were fewer high-value domains available for sale in our BuyDomains portfolio as compared to 2015.

Email marketing APRS was $55.11 for the period ended December 31, 2016, and was adversely impacted by the application of purchase accounting, which reduced revenue and negatively impacted recognized revenue for this segment by $15.2 million during the year ended December 31, 2016, resulting in a reduction in ARPS of $2.56. Our definition of total subscribers is different from the pre-acquisition subscriber definition previously used by Constant Contact because our definition only counts customers who have a direct billing relationship with us. As a result, the total subscriber count for the email marketing segment is approximately 15% lower than the count that would have resulted from using Constant Contact's pre-acquisition subscriber definition, which resulted in a corresponding increase in ARPS.

Consolidated ARPS increased from $13.98 for the year ended December 31, 2014 to $14.18 for the year ended December 31, 2015. The primarily factors in this increase were increased revenue from non-subscribers, which added $0.38 to ARPS, and the impact of purchase accounting on deferred revenues related to acquisitions. Purchase accounting contributed $0.39 to the year over year increase in ARPS because it reduced ARPS more significantly in 2014 than it did in 2015. These increases in ARPS were partially offset by an increase in light web presence subscribers.

  Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss), excluding the impact of interest expense (net), income tax expense (benefit), depreciation, amortization of other intangible assets, stock-based compensation, restructuring expenses, transaction expenses and charges, (gain) loss of unconsolidated entities, and impairment of other long-lived assets. We view adjusted EBITDA as a performance measure and believe it helps investors evaluate and compare our core operating performance from period to period.
The following table reflects the reconciliation of adjusted EBITDA to net loss calculated in accordance with GAAP for the periods presented.

	Year Ended December 31,
	2014	2015	2016
Consolidated	(in thousands)
Net loss	$(50,852)	$(25,770)	$(81,229)
Interest expense, net (including impact of amortization of deferred financing costs and original issuance discount)	57,083	58,414	152,312
Income tax expense (benefit)	6,186	11,342	(109,858)
Depreciation	30,956	34,010	60,360
Amortization of other intangible assets	102,723	91,057	143,562
Stock-based compensation	16,043	29,925	58,267
Restructuring expenses	4,460	1,489	24,224
Transaction expenses and charges	4,787	9,582	32,284
(Gain) loss of unconsolidated entities(1)	61	9,200	(565)
Impairment of other long lived assets	—	—	9,039
Adjusted EBITDA	$171,447	$219,249	$288,396

			Year Ended December 31,
			2016
Web presence			(in thousands)
Net loss			$(25,372)
Interest expense, net (including impact of amortization of deferred financing costs and original issuance discount)			70,843
Income tax expense (benefit)			(76,315)
Depreciation			36,613
Amortization of other intangible assets			78,883
Stock-based compensation			45,864
Restructuring expenses			1,845
Transaction expenses and charges			31,300
(Gain) loss of unconsolidated entities(1)			(565)
Impairment of other long lived assets			9,039
Adjusted EBITDA			$172,135

			Year Ended December 31,
			2016
			(in thousands)
Email marketing
Net loss			$(55,857)
Interest expense, net (including impact of amortization of deferred financing costs and original issuance discount)			81,469
Income tax expense (benefit)			(33,543)
Depreciation			23,747
Amortization of other intangible assets			64,679
Stock-based compensation			12,403
Restructuring expenses			22,379
Transaction expenses and charges			984
Adjusted EBITDA			$116,261

(1)
The (gain) loss of unconsolidated entities is reported on a net basis for the years ended December 31, 2015 and 2016. The year ended December 31, 2015 includes our proportionate share of net losses from unconsolidated entities of $14.6 million, partially offset by the $5.4 million gain for the redemption of our equity interest in World Wide Web Hosting (Site5). The year ended December 31, 2016 includes a loss of $4.8 million on our investment in AppMachine. This loss was generated on July 27, 2016, when we increased our ownership stake in AppMachine from 40% to 100%, which required a revaluation of our existing investment to its implied fair value. The year ended December 31, 2016 also includes an $11.4 million gain on our investment in WZ UK. This gain was generated on January 6, 2016, when we increased our ownership stake in WZ UK from 49% to 57.5%, which required a revaluation of our existing investment to its implied fair value. The year ended December 31, 2016 also includes a loss of $4.7 million on the impairment of our 33% equity investment in Fortifico Limited. Finally, the year ended December 31, 2016 also includes a net loss of $1.3 million from our proportionate share of net losses from unconsolidated entities.

Net loss on a consolidated basis, and from the web presence segment, decreased from $50.9 million for the year ended December 31, 2014 to $25.8 million for the year ended December 31, 2015 primarily as a result of our revenue growth, including revenue growth associated with acquisitions and a reduction in amortization of intangible assets. The impact of these factors was partially offset by increased investments in engineering and development and higher stock-based compensation expense, which primarily impacted general and administrative expenses.

Net loss on a consolidated basis increased from $25.8 million for the year ended December 31, 2015 to $81.2 million for the year ended December 31, 2016. Most of this increase was the result of increased costs incurred primarily in connection with our acquisition of Constant Contact, including increased interest expense of $93.9 million, increased transaction costs of $22.7 million, increased amortization of intangible assets of $52.5 million and restructuring expenses of $22.7 million to integrate operations. Additionally, we incurred higher stock-based compensation expenses of $28.3 million due to increased equity awards, including a $5.1 million increase related to grants of performance-based restricted stock to executive officers, and new awards due to our Constant Contact acquisition of $12.4 million. We also increased our marketing expenses to launch our new gateway products, which increased net loss by $59.0 million, and incurred impairment charges totaling $9.0 million. These increases in our costs were partially offset by an income tax benefit of $109.9 million and by increased operating profit due primarily to the acquisition of Constant Contact, and to a lesser extent to growth in other parts of our business.

Net loss for our web presence segment decreased slightly from $25.8 million for the year ended December 31, 2015 to $25.4 million for the year ended December 31, 2016. This decrease was primarily due an income tax benefit of $76.3 million, lower amortization expense of $12.2 million, reduced losses from unconsolidated entities of $9.8 million and improved profitability from certain web presence products, which was partially offset by $59.0 million in net losses incurred to launch our new gateway products, $21.7 million of higher transaction costs to acquire Constant Contact, higher stock-based compensation expense of$15.9 million, mainly due to increased grants of awards, increased interest expense of $12.4 million and impairment charges of $9.0 million.

Net loss for our email marketing segment for the year ended December 31, 2016 was $55.9 million, all of which pertained to the acquisition of Constant Contact.

Adjusted EBITDA on a consolidated basis, and for the web presence segment, increased from $171.4 million for the year ended December 31, 2014 to $219.2 million for the year ended December 31, 2015. This increase in adjusted EBITDA was primarily a result of the factors resulting in our reduced net loss during this period, as described above.

Adjusted EBITDA on a consolidated basis increased from $219.2 million for the year ended December 31, 2015 to $288.4 million for the year ended December 31, 2016. Substantially all of this increase is attributable to our email marketing segment due to the acquisition of Constant Contact, which was partially offset by losses incurred by our web presence segment to launch new gateway products.

Adjusted EBITDA for our email marketing segment for the year ended December 31, 2016 was $116.3 million, and is entirely attributable to our acquisition of Constant Contact. Email marketing adjusted EBITDA was adversely impacted by the purchase accounting write-down of acquired deferred revenues, which decreased revenue by $15.2 million for the year ended December 31, 2016. Email marketing adjusted EBITDA for the pre-acquisition period from January 1, 2016 through February 9, 2016 was $7.9 million. Email marketing adjusted EBITDA separately reported by Constant Contact (adjusted to conform to our definition of adjusted EBITDA) for the year ended December 31, 2015 was $72.4 million. The increase in email marketing adjusted EBITDA is primarily the result of cost reduction actions undertaken following the acquisition. The following table reflects the reconciliation of adjusted EBITDA to net loss calculated in accordance with GAAP for the periods presented for Constant Contact for the pre-acquisition periods from January 1, 2016 through February 9, 2016 and for the year ended December 31, 2015:

	Email marketing segment
	For the pre-acquisition period from January 1, 2016 through February 9, 2016	For the pre-acquisition year ended December 31, 2015
	(in thousands)
Net income (loss)	$(8,038)	$19,190
Interest expense (income), net	—	(317)
Income tax expense (benefit)	(6,023)	7,998
Depreciation	2,721	23,313
Amortization of other intangible assets	138	1,583
Stock-based compensation	1,809	18,040
Transaction expenses and charges	17,281	2,561
Adjusted EBITDA	$7,888	$72,368

Adjusted EBITDA for our web presence segment decreased from $219.2 million for the year ended December 31, 2015 to $172.1 million for the year ended December 31, 2016. This decrease is the result of higher marketing investments in our gateway products, which negatively impacted adjusted EBITDA by $55.8 million, and lower non-subscriber revenues of $13.1 million, primarily because there were fewer high-value domains available for sale in our BuyDomains portfolio as compared to 2015. These decreases were partially offset by increased adjusted EBITDA from our other web presence brands.

Free Cash Flow

For a discussion of free cash flow, see "Liquidity and Capital Resources".
Components of Operating Results
Revenue
We generate revenue primarily from selling subscriptions for our cloud-based products and services. The subscriptions we offer are similar across all of our brands and are provided under contracts pursuant to which we have ongoing obligations to support the subscriber. These contracts are generally for service periods of up to 36 months and typically require payment in advance at the time of initiating the subscription for the entire subscription period. Typically, we also have arrangements in place to auto renew a subscription at the end of the subscription period. Due to factors such as introductory pricing, our renewal fees may be higher than our initial subscription. Our web presence segment sells more subscriptions with 12 month terms than with any other term length, while our email marketing segment sells subscriptions that are mostly one-month terms. We also earn revenue from the sale of domain name registrations, premium domains and non-term based products and services, such as certain online security products and professional technical services as well as through referral fees and commissions. We expect our revenue to increase modestly in future periods.

Cost of Revenue
Cost of revenue includes costs of operating our subscriber support organization, fees we pay to register domain names for our subscribers, costs of operating our data center infrastructure, such as technical personnel costs associated with monitoring and maintaining our network operations, fees we pay to third-party product and service providers, and merchant fees we pay as part of our billing processes. We also allocate to cost of revenue the depreciation and amortization related to these activities and the intangible assets we have acquired, as well as a portion of our overhead costs attributable to our employees engaged in subscriber support activities. In addition, cost of revenue includes stock-based compensation expense for employees engaged in support and network operations. We expect cost of revenue to increase in absolute dollars in future periods as we increase our revenue, particularly in the near term during 2017, since we will incur overlapping customer support costs as we transition our Utah customer support location to Tempe, Arizona. We generally expect cost of revenue to decrease as a percentage of revenue due to decreasing amortization expense on our intangible assets.
Gross Profit
Gross profit is the difference between revenue and cost of revenue. Gross profit has fluctuated from period to period in large part as a result of revenue and cost of revenue adjustments from purchase accounting impacts related to acquisitions, as well as revenue and cost of revenue impacts from growth in our business. With respect to revenue, the application of purchase accounting requires us to record purchase accounting adjustments for acquired deferred revenue, which reduces the revenue recorded from acquisitions for a period of time after the acquisition. The impact generally normalizes within a year following the acquisition. With respect to cost of revenue, the application of purchase accounting requires us to defer domain registration costs, which reduces cost of revenue, and record long-lived assets at fair value, which increases cost of revenue through an increase in amortization expense over the estimated useful life of the long-lived assets. In addition, our revenue and our cost of revenue have increased in recent years as our subscriber base has expanded. For a new subscriber that we bring on to our platform, we typically recognize revenue over the term of the subscription, even though we collect the subscription fee at the initial billing. As a result, our gross profit may be affected by the prices we charge for our subscriptions, as well as by the number of new subscribers and the terms of their subscriptions. We expect our gross profit to increase in absolute dollars in future periods, and that our gross profit margin will also increase as amortization expense related to our intangible assets declines.
Operating Expense
We classify our operating expense into three categories: sales and marketing, engineering and development, and general and administrative. In 2016, we started breaking out transaction expenses due to the significance of the costs incurred to acquire Constant Contact. Although our operating expenses will increase as a result of the Constant Contact acquisition, we achieved approximately $70.0 million in cost synergies for the combined business, with a majority of those cost reductions impacting operating expenses. In connection with these cost reduction plans, we incurred approximately $22.2 million of restructuring charges through the year ended December 31, 2016, consisting of severance and facility exit related charges.
Sales and Marketing
Sales and marketing expense primarily consists of costs associated with bounty payments to our network of online partners, SEM and SEO, general awareness and brand building activities, as well as the cost of employees engaged in sales and marketing activities. Sales and marketing expense also includes costs associated with sales of products as well as stock-based compensation expense for employees engaged in sales and marketing activities. Sales and marketing expense as a percentage of revenue may increase or decrease in a given period, depending on the cost of attracting new subscribers to our solutions, changes in how we invest in different subscriber acquisition channels, changes in how we approach SEM and SEO and the extent of general awareness and brand building activities we may undertake, as well as the efficiency of our sales and support personnel and our ability to sell more products and services to our subscribers and drive favorable returns on invested marketing dollars. We expect our sales and marketing in 2017 to remain relatively flat relative to 2016 as we decrease our spend on our gateway products and incur a full year of sales and marketing expense from Constant Contact.
Engineering and Development
Engineering and development expense includes the cost of employees engaged in enhancing our technology platform and our systems, developing and expanding product and service offerings, and integrating technology capabilities from our acquisitions. Engineering and development expense includes stock-based compensation expense for employees engaged in engineering and development activities. Our engineering and development expense does not include costs of leasing and operating our data center infrastructure, such as technical personnel costs associated with monitoring and maintaining our network operations and fees we pay to third-party product and service providers, which are included in cost of revenue. We expect that our engineering and development spend will grow moderately in 2017 in absolute dollars relative to 2016 as we incur a full year of engineering and development expense from Constant Contact.
General and Administrative
General and administrative expense includes the cost of employees engaged in corporate functions, such as finance and accounting, human resources, legal and executive management. General and administrative expense also includes all facility and related overhead costs not allocated to cost of revenue, as well as insurance premiums, professional service fees, and costs incurred related to regulatory and litigation matters. General and administrative expense also includes stock-based compensation expense for employees engaged in general and administrative activities. We expect that our general and administrative expenses will grow moderately in 2017 relative to 2016 because we will have a full year of general and administrative expenses from Constant Contact.
Other Income (Expense)
Other income (expense) consists primarily of costs related to, and interest paid on, our indebtedness. We include in our calculation of interest expense the cash cost of interest payments and loan financing fees, the amortization of deferred financing costs and the amortization of the net present value adjustment which we may apply to some deferred consideration payments related to our acquisitions. Interest income consists primarily of interest income earned on our cash and cash equivalents balances. We expect our interest expense to increase in 2017 as we will have a full year of the new debt that we incurred in connection with our acquisition of Constant Contact. Other income (expense) also includes gains or losses recognized on investments in unconsolidated entities.
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
We believe that the following significant accounting policies, which are more fully described in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations. We believe that our critical accounting policies and estimates are the assumptions and estimates associated with the following:

•	revenue recognition,

•	goodwill,

•	long-lived assets,

•	business combinations,

•	derivative instruments,

•	depreciation and amortization,

•	income taxes

•	stock-based compensation arrangements, and

•	segment information.
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
We follow the provisions of the Financial Accounting Standards Board, or FASB, Accounting Standards Update No. 2009-13, or ASU 2009-13, Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, and allocate revenue to each deliverable in a multiple- element service arrangement based on its respective relative selling price.
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
We maintain a reserve for refunds and chargebacks related to revenue that has been recognized and is expected to be refunded. We had a refund and chargeback reserve of $0.5 million and $0.6 million as of December 31, 2015 and 2016, respectively. The portion of deferred revenue that is expected to be refunded at December 31, 2015 and 2016 was $1.8 million and $2.1 million, respectively. Based on refund history, approximately 81% of all refunds happen in the same fiscal month that the customer contract starts or renews, and approximately 94% of all refunds happen within 45 days of the contract start or renewal date.
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
In accordance with Accounting Standards Update No. 2011-08, or ASU 2011-08, Intangibles—Goodwill and Other (Topic 350) Testing Goodwill for Impairment, we are required to review goodwill by reporting unit for impairment at least annually or more often if there are indicators of impairment present. Under U.S. GAAP, a reporting unit is either the equivalent of, or one level below, an operating segment. During 2016, we determined that we have two reporting units, and each unit is its own reporting segment. Changes in operations may cause us to evaluate our conclusion on operating segments and reporting units. We perform our annual impairment analysis as of December 31 each year. The provisions of ASU 2011-08 require us to perform a two-step impairment test for goodwill. In the first step, we compare the fair value of each reporting unit to which goodwill has been allocated to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is considered not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference. We have assessed fair value based on current market capitalization. As of December 31, 2015 and 2016, the fair value of both of our reporting units exceeded the carrying value of the reporting unit’s net assets and, therefore, no impairment existed as of these dates.
As of December 31, 2016, we had goodwill of $1.3 billion in our web presence reporting unit and $604.3 million in our email marketing unit, for a total goodwill of $1.9 billion. We did not recognize any impairment of goodwill in either of our reporting units for the years ended December 31, 2014, 2015 or 2016.
Long-Lived Assets
Our long-lived assets consist primarily of intangible assets, including acquired subscriber relationships, trade names, intellectual property, developed technology, domain names available for sale and in-process research and development ("IPR&D"). We also have long-lived tangible assets, primarily consisting of property and equipment. The majority of our intangible assets have been recorded in connection with our acquisitions, including the acquisition of a controlling interest in our company by investment funds and entities affiliated with Warburg Pincus and Goldman, Sachs & Co, which we refer to as the Sponsor Acquisition. We record intangible assets at fair value at the time of their acquisition. We amortize intangible assets over their estimated useful lives.
Our determination of the estimated useful lives of the individual categories of intangible assets is based on the nature of the applicable intangible asset and the expected future cash flow to be derived from the intangible asset. We amortize intangible assets with finite lives in accordance with their estimated projected cash flows.
We evaluate long-lived intangible and tangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indicators of impairment are present and undiscounted future cash flows is less than the carrying amount, then we determine the fair value of the assets and compare it to the carrying value. If the fair value is less than the carrying value, then we reduce the carrying value to the estimated fair value and record an impairment loss in the period it is identified.
We did not recognize any impairments of long-lived intangible and tangible assets in the years ended December 31, 2014 and 2015.

During the year ended December 31, 2016, we determined that a portion of an internally developed software tool would not meet our needs following the acquisition of Constant Contact, resulting in an impairment charge of $2.0 million which was recorded in engineering and development expense in the consolidated statements of operations and comprehensive loss in our web presence segment.

Additionally, we recognized an impairment charge of $4.9 million for technology assets related to Webzai, which was recorded in engineering and development expense in the consolidated statements of operations and comprehensive loss in our web presence segment.
Indefinite life intangibles include domain names that are available for sale which are recorded at cost to acquire. These assets are not being amortized and are being tested for impairment annually and whenever events or changes in circumstance indicate that their carrying value may not be recoverable. When a domain name is sold, we record the cost of the domain in cost of revenue.
Acquired IPR&D represents the fair value assigned to research and development that we acquire that has not been completed at the date of acquisition. Acquired IPR&D is capitalized as an intangible asset and reviewed on a quarterly basis to determine future use. Any impairment loss of acquired IPR&D is charged to expense in the period the impairment is identified.

Upon commercialization, the acquired fair value of the IPR&D will be reclassified to developed technology and amortized over its useful life. No such impairment losses were identified during the years ended December 31, 2014 or 2015.

During the year ended December 31, 2016, we incurred total charges of $2.2 million to impair certain acquired IPR&D relating to projects that were abandoned in favor of other projects. This consisted of a charge of $1.4 million and $0.8 million to impair certain acquired IPR&D projects from the Webzai and AppMachine acquisitions, respectively.

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
As required by ASC 815, we record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain of our risks, even though hedge accounting does not apply or we elect not to apply hedge accounting.
In accordance with the FASB’s fair value measurement guidance in Accounting Standards Update No. 2011-04, or ASU 2011-04, Fair Value Measurement (Topic 820), we made an accounting policy election to measure the credit risk of our derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.
Business Combinations
We account for business acquisitions using the purchase method of accounting, in accordance with which assets acquired and liabilities assumed are recorded at their respective fair values at the acquisition date. The fair value of the consideration paid, including contingent consideration, is assigned to the assets acquired and liabilities assumed based on their respective fair values. Goodwill represents excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed.
Significant judgments are used in determining fair values of assets acquired and liabilities assumed, as well as intangibles and their estimated useful lives. Fair value and useful life determinations are based on, among other factors, estimates of future expected cash flows, royalty cost savings and appropriate discount rates used in computing present values. These judgments may materially impact the estimates used in allocating acquisition date fair values to assets acquired and liabilities assumed, as well as our current and future operating results. Actual results may vary from these estimates which may result in adjustments to goodwill and acquisition date fair values of assets and liabilities during a measurement period or upon a final determination of asset and liability fair values, whichever occurs first. Adjustments to fair values of assets and liabilities made after the end of the measurement period are recorded within our operating results.
Changes in the fair value of a contingent consideration resulting from a change in the underlying inputs are recognized in results of operations until the arrangement is settled.
Depreciation and Amortization
We purchase or build the servers we place in our data centers, one of which we own and the remainder of which we occupy pursuant to various lease or co-location arrangements. We also purchase the computer equipment that is used by our support and sales teams and employees in our offices. We capitalize the build-out of our facilities as leasehold improvements.

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
ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. We recognize the effect of income tax positions only if those positions are more likely than not to be sustained. We measure recognized income tax positions at the largest amount that is more likely than not to be realized. We reflect changes in recognition or measurement in the period in which the change in judgment occurs. There were no unrecognized tax benefits in the years ended December 31, 2014, 2015 or 2016.
We record interest related to unrecognized tax benefits in interest expense and penalties in operating expense. We did not recognize any interest or penalties related to unrecognized tax benefits during the years ended December 31, 2014, 2015 or 2016.

In 2014, a significant amount of our GAAP foreign losses were generated by our subsidiaries organized in the United Kingdom and the United Arab Emirates (the "U.A.E."). In 2014, the foreign rate differential predominantly relates to these jurisdictions. Our foreign rate differential in 2014 has a negative impact on our expected benefit since the majority of the foreign losses are generated in jurisdictions where the statutory tax rate is lower than the U.S. statutory rate – specifically the United Kingdom, which had a statutory tax rate of 20% and represents $22.5 million of our foreign losses, and the U.A.E., which has a statutory tax rate of 0% and represents $6.2 million of our foreign losses.

In 2015, a significant amount of our GAAP foreign losses were generated by our subsidiaries in the U.A.E. and Israel. The foreign rate differential in 2015 predominantly related to these jurisdictions. Our foreign rate differential in 2015 had a negative impact on our expected tax expense since the majority of the foreign losses are generated in jurisdictions where the statutory tax rate is lower than the U.S. statutory rate – specifically the U.A.E., which has a statutory tax rate of 0% and represents $2.4 million of our foreign losses, and Israel, which had a statutory tax rate of 26.5% and represents $2.5 million of our foreign losses.

In 2016, a significant amount of our GAAP foreign losses were generated by our subsidiaries in the United Kingdom, U.A.E. and Israel. The foreign rate differential in 2016 predominantly related to these jurisdictions. Our foreign rate differential in 2016 had a negative impact on our expected tax expense since the majority of the foreign losses are generated in jurisdictions where the statutory tax rate is lower than the U.S. statutory rate – specifically the United Kingdom, which has a statutory tax rate of 18% and represents $43.8 million of our foreign losses, the U.A.E., which has a statutory tax rate of 0% and represents $2.1 million of our foreign losses, and Israel, which has a statutory tax rate of 25% and represents $8.3 million of our foreign losses.
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

We estimate the fair value of employee stock options on the date of grant using the Black-Scholes option-pricing model, which requires the use of highly subjective estimates and assumptions. For restricted stock awards granted by us we estimate the fair value of each restricted stock award based on the closing trading price of our common stock as reported on the NASDAQ Global Select Market on the date of grant. There was no public market for our common stock prior to October 25, 2013, the date our common stock began trading on the NASDAQ Global Select Market, and as a result, the trading history of our common stock was limited through December 31, 2016. Therefore, we determined the volatility for options granted by us based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted by us has been determined using an average of the historical volatility measures of this peer group of companies. The expected life assumption is based on the “simplified method” for estimating expected term as we do not have sufficient historical option exercises to support a reasonable estimate of the expected term. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. We use an expected dividend rate of zero as we currently have no history or expectation of paying dividends on our common stock.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The guidance simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of excess tax benefits in the consolidated statements of cash flows. This amendment is effective for annual periods beginning after December 15, 2016, and early adoption is permitted.

We elected to early adopt the new guidance in the fourth quarter of fiscal year 2016 which requires us to reflect any adjustments as of January 1, 2016, the beginning of the annual period that includes the interim period of adoption. We elected to eliminate the forfeiture rate estimate and adopted the new policy to account for forfeitures in the period that they are incurred, and applied this policy on a modified retrospective basis. The impact of eliminating the forfeiture rate estimate increased stock compensation expense recorded in 2016 by $0.9 million, which included an immaterial adjustment to beginning retained earnings that we recorded through the consolidated statement of operations and comprehensive loss.

Prior to January 1, 2016, we recognized the excess tax benefits of stock-based compensation expense as additional paid-in capital (“APIC”), and tax deficiencies of stock-based compensation expense in the income tax provision or as APIC to the extent that there were sufficient recognized excess tax benefits previously recognized. As a result of the prior guidance that excess tax benefits reduce taxes payable prior to being recognized as an increase in paid in capital, we had not recognized certain deferred tax assets (all tax attributes such as loss or credit carryforwards) that could be attributed to tax deductions related to equity compensation in excess of compensation recognized for financial reporting.

Effective as of January 1, 2016, we early adopted a change in accounting policy in accordance with ASU 2016-09 to account for excess tax benefits and tax deficiencies as income tax expense or benefit, treated as discrete items in the reporting period in which they occur, and to recognize previously unrecognized deferred tax assets that arose directly from (or the use of which was postponed by) tax deductions related to equity compensation in excess of compensation recognized for financial reporting. No prior periods were restated as a result of this change in accounting policy as we previously maintained a valuation allowance against our deferred tax assets that could be attributed to equity compensation in excess of compensation recognized for financial reporting.

Due to our net shortfall position at the time of adoption, the new standard resulted in the recognition of income tax expense in our provision for income taxes of $0.9 million rather than paid-in capital for the year ended December 31, 2016.  The adoption of ASU 2016-09 could create volatility in our future effective tax rate.

Segment Information

In February 2016, we acquired Constant Contact. At the time of the acquisition, we anticipated that the gross margins of Constant Contact would become more aligned with our other brands; however, through review of Constant Contact's performance during 2016, we noted that Constant Contact continued to return higher margins than originally anticipated, and therefore determined that Constant Contact should be its own reporting segment. As such, we determined that we have two reportable segments: the web presence segment, which consists primarily of our web hosting brands and related products such as domain names, website security tools, website design tools and services, ecommerce tools and other services designed to grow the online presence of a small business; and the email marketing segment, which consists of the Constant Contact email marketing tools and the SinglePlatform marketing tool, both of which were acquired in the February 2016 acquisition of Constant Contact.

Results of Operations

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31,
	2014	2015	2016
	(in thousands)
Revenue	$629,845	$741,315	$1,111,142
Cost of revenue	381,488	425,035	583,991
Gross profit	248,357	316,280	527,151
Operating expense:
Sales and marketing	146,797	145,419	303,511
Engineering and development	19,549	26,707	87,601
General and administrative	64,746	81,386	143,095
Transaction expenses	4,787	9,582	32,284
Total operating expense	235,879	263,094	566,491
Income (loss) from operations	12,478	53,186	(39,340)
Other income (expense)	(57,083)	(52,974)	(150,450)
Income (loss) before income taxes and equity earnings of unconsolidated entities	(44,605)	212	(189,790)
Income tax expense (benefit)	6,186	11,342	(109,858)
Loss before equity earnings of unconsolidated entities	(50,791)	(11,130)	(79,932)
Equity loss of unconsolidated entities, net of tax	61	14,640	1,297
Net loss	$(50,852)	$(25,770)	$(81,229)
Net loss attributable to non-controlling interest	(8,017)	—	(8,398)
Net loss attributable to Endurance International Group Holdings, Inc.	$(42,835)	$(25,770)	$(72,831)
Comparison of the Years Ended December 31, 2015 and 2016
Revenue

	Year Ended December 31,		Change
	2015	2016	Amount	%
	(dollars in thousands)
Revenue	$741,315	$1,111,142	$369,827	50%
Revenue increased by $369.8 million, or 50%, from $741.3 million for the year ended December 31, 2015 to $1.1 billion for the year ended December 31, 2016. Almost all of this increase, or $359.9 million, is attributable to revenues, including growth and synergies, from the acquisitions of businesses that were not part of our business for all or most of the year ended December 31, 2015, principally Constant Contact. The remaining balance of the increase is attributable primarily to revenue generated from our gateway products.
Our revenues are generated primarily from our products and services delivered on a subscription basis, which include web hosting, domains, website builders, search engine marketing and other similar services. We also generate non-subscription revenues through domain monetization and marketing development funds. Non-subscription revenues decreased from $52.5 million, or 7% of total revenue for the year ended December 31, 2015 to $39.4 million, or 4% of revenue for the year ended December 31, 2016, primarily because there were fewer high-value domains available for sale in our BuyDomains portfolio as compared to 2015.

Our web presence segment revenue increased by $43.0 million, or 6%, from $741.3 million for the year ended December 31, 2015 to $784.3 million for the year ended December 31, 2016. This increase includes $33.1 million from the acquisitions of businesses that were not part of our business for all or most of the year ended December 31, 2015, and the balance of $9.9 million is attributable to other growth within this segment.

Our email marketing segment revenue was $326.8 million for the year ended December 31, 2016 and is entirely attributable to the acquisition of Constant Contact. Email marketing revenues were adversely impacted by the purchase accounting write-down of acquired deferred revenues, which decreased revenue by $15.2 million for the year ended December 31, 2016. Revenues earned by this segment for the pre-acquisition period from January 1, 2016 up to the acquisition date of February 9, 2016 were $41.1 million and are not included in our results of operations. Revenues separately reported by Constant Contact (as a standalone company) for the year ended December 31, 2015 were $367.4 million. Including the $41.1 million in revenues for the 2016 pre-acquisition period and disregarding the negative $15.2 million impact of purchase accounting, the Constant Contact business grew by $15.7 million, or 4%, for the year ended December 2016 as compared to the prior year.

Cost of Revenue

	Year Ended December 31,
	2015		2016		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Cost of revenue	$425,035	57%	$583,991	53%	$158,956	37%
Cost of revenue increased by $159.0 million, or 37%, from $425.0 million for the year ended December 31, 2015 to $584.0 million for the year ended December 31, 2016. Of this increase, $153.6 million was due to increased cost of revenue attributable to Constant Contact, including amortization expense of $64.7 million. The remaining increase was primarily due to increases in costs of $25.6 million associated with other acquisitions that were not part of the business for the year ended December 31, 2015 and expansion of our gateway products, and $3.9 million in additional stock based compensation. These increases were partially offset by a $12.2 million net decrease in amortization expense related primarily to acquisitions before January 1, 2016, and a decrease of $5.4 million in integration costs for acquisitions that were migrated in 2016.
Our cost of revenue contains a significant portion of non-cash expenses, in particular amortization expense for the intangible assets we have acquired through our acquisitions and the Sponsor Acquisition. The following table sets forth the significant non-cash components of cost of revenue.

	Year Ended December 31,
	2015	2016
	(in thousands)
Amortization expense	$91,057	$143,562
Depreciation expense	31,170	48,120
Stock-based compensation expense	1,975	5,855

Cost of revenue for our web presence segment increased by $5.3 million, or 1%, from $425.0 million for the year ended December 31, 2015 to $430.3 million for the year ended December 31, 2016. The increase is primarily due to acquisitions and the expansion of our gateway products, which has been partially offset by lower amortization of intangible assets.

Cost of revenue for our email marketing segment was $153.6 million for the year ended December 31, 2016, and is entirely attributable to our acquisition of Constant Contact. Cost of revenue incurred by this segment for the pre-acquisition period from January 1, 2016 up to the acquisition date of February 9, 2016 was $11.6 million, and was not included in our results of operations. Cost of revenue separately reported by Constant Contact (as a standalone company) for this segment were $98.5 million for the year ended December 31, 2015. The increase in cost of revenues for the email marketing segment from the year ended December 31, 2015 to the 2016 period is primarily due to increased amortization expense of $63.1 million.
Gross Profit

	Year Ended December 31,
	2015		2016		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Gross profit	$316,280	43%	$527,151	47%	$210,871	67%
Gross profit increased by $210.9 million, or 67%, from $316.3 million for the year ended December 31, 2015 to $527.2 million for the year ended December 31, 2016. Approximately $173.2 million of this increase was due to gross profit contribution attributable to Constant Contact. Of the remaining $37.7 million increase, $17.3 million is primarily attributable to increases in our subscriber base from acquisitions other than Constant Contact and increased revenue from our gateway products. An additional $12.2 million is attributable to a net decrease in amortization expense primarily related to acquisitions before January 1, 2016, and a decrease of $5.4 million in integration costs for acquisitions that were migrated in 2016. Our gross profit as a percentage of revenue increased by 4 percentage points from 43% for the year ended December 31, 2015 to 47% for the year ended December 31, 2016, mainly due to the acquisition of Constant Contact, since Constant Contact products generally have a higher gross profit percentage as compared to our other products.

The following table sets forth gross profit and the significant non-cash components of cost of revenue as a percentage of revenue:

	Year Ended December 31,
	2015	2016
	(dollars in thousands)
Revenue	$741,315	$1,111,142
Gross profit	316,280	527,151
Gross profit % of revenue	43%	47%
Amortization expense % of revenue	12%	13%
Depreciation expense % of revenue	4%	4%
Stock-based compensation expense % of revenue	*	*

*	Less than 1%.

Our web presence segment gross profit increased by $37.7 million from $316.3 million for the year ended December 31, 2015 to $354.0 million for the year ended December 31, 2016. The increase was primarily due to acquisitions and gateway products, and lower amortization of intangible assets, as mentioned above. Our web presence gross profit as a percentage of revenue was 45% for the year ended December 31, 2016 as compared to 43% in the prior year. Lower amortization of intangible assets was the primary reason for the increase.

    Our email marketing segment gross profit was $173.2 million and is entirely attributable to the acquisition of Constant Contact. Gross profit for this segment for the pre-acquisition period from January 1, 2016 up to the acquisition date of February 9, 2016 was $29.4 million, and is not included in our results of operations. Gross profit for the period ended December 31, 2016 was adversely impacted by the write down of deferred revenues as of the acquisition date, which reduced gross profit by $15.2 million for the 2016 period. Our email marketing gross profit as a percentage of revenue was 53% for the year ended December 31, 2016. Gross profit as a percentage of revenue separately reported by Constant Contact (as a standalone company) for this segment for the year ended December 31, 2015 was 73%. The decrease in gross profit percentage was the result of increased amortization of intangible assets, which amounted to 20% of revenues for this segment for the period ended December 31, 2016.
Operating Expense

	Year Ended December 31,
	2015		2016		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Sales and marketing	$145,419	20%	$303,511	27%	$158,092	109%
Engineering and development	26,707	4%	87,601	8%	$60,894	228%
General and administrative	81,386	11%	143,095	13%	$61,709	76%
Transaction expenses	9,582	1%	32,284	3%	$22,702	237%
Total	$263,094	36%	$566,491	51%	$303,397	115%
Sales and Marketing. Sales and marketing expense increased by $158.1 million, or 109%, from $145.4 million for the year ended December 31, 2015 to $303.5 million for the year ended December 31, 2016. Of this increase, $95.1 million was due to increases in sales and marketing expense attributable to Constant Contact and the remaining $63.0 million increase was attributable to increased expense for our web presence segment.

Sales and marketing expense for our web presence segment increased by $63.0 million, or 43%, from $145.4 million for the year ended December 31, 2015 to $208.4 million for the year ended December 31, 2016. This increase was primarily attributable to launches of gateway products of $69.0 million and a $2.2 million increase in stock-based compensation expense, partially offset by lower spending on our legacy products.

Sales and marketing expense for our email marketing segment was $95.1 million and is entirely attributable to our acquisition of Constant Contact. Sales and marketing expense incurred by this segment for the pre-acquisition period from January 1, 2016 up to the acquisition date of February 9, 2016 was $16.4 million, and is not included in our results of operations. Sales and marketing expense separately reported by Constant Contact (as a standalone company) for this segment for the year ended December 31, 2015 was $136.2 million. The decrease in sales and marketing expense for this segment is primarily due to cost reduction actions taken after the acquisition of Constant Contact.
Engineering and Development. Engineering and development expense increased by $60.9 million, or 228%, from $26.7 million for the year ended December 31, 2015 to $87.6 million for the year ended December 31, 2016. Of this increase, $46.9 million was due to increases in engineering and development expense attributable to Constant Contact. The remaining increase was attributable to increased expense for our web presence segment.

Engineering and development expenses for our web presence segment increased by $14.0 million, or 52%, from $26.7 million for the year ended December 31, 2015 to $40.7 million for the year ended December 31, 2016. This increase was primarily attributable to $9.0 million of impairment charges and a $1.3 million increase in stock-based compensation. Impairment charges consisted of $2.0 million to write off an internally developed software tool which we determined did not meet our needs following the acquisition of Constant Contact, a $6.3 million charge to write off certain technology assets for Webzai Ltd. and a $0.8 million charge to write off certain intangible technology assets related to the AppMachine acquisition.

Engineering and development expense for our email marketing segment was $46.9 million for the period ended December 31, 2016. Engineering and development expense incurred by this segment for the pre-acquisition period from January 1, 2016 up to the acquisition date of February 9, 2016 was $7.0 million, and is not included in our results of operations. Engineering and development expense separately reported by Constant Contact (as a standalone company) for this segment for the year ended December 31, 2015 was $57.1 million. The decrease in engineering and development expense for this segment is primarily due to cost reduction actions taken after the acquisition of Constant Contact.
General and Administrative. General and administrative expense increased by $61.7 million, or 76%, from $81.4 million for the year ended December 31, 2015 to $143.1 million for the year ended December 31, 2016. Of this increase, $38.1 million was due to increases in general and administrative expense attributable to Constant Contact, and the remaining balance of the increase, or $23.6 million, related to increased expenses for our web presence segment.

General and administrative expense for our web presence segment increased by $23.6 million, or 29%, from $81.4 million for the year ended December 31, 2015 to $105.0 million for the year ended December 31, 2016. This increase is primarily due to increased stock-based compensation of $9.9 million, additional payroll and labor costs of $4.7 million due to an increase in headcount, an additional $3.6 million in audit, tax and insurance costs and additional legal fees of $2.3 million, principally related to expenses for SEC subpoenas and securities class action lawsuits.

General and administrative expense for our email marketing segment was $38.1 million for the period ended December 31, 2016. General and administrative expense incurred by this segment for the pre-acquisition period from January 1, 2016 to February 9, 2016 was $2.8 million. General and administrative expense separately reported by Constant Contact (as a standalone company) for this segment for the year ended December 31, 2015 was $46.2 million. The decrease in general and administrative expense for this segment was primarily due to cost reduction actions taken after the acquisition of Constant Contact.

Transaction Expenses. Transaction expenses increased by $22.7 million, or 237%, from $9.6 million for the year ended December 31, 2015 to $32.3 million for the year ended December 31, 2016. The period-over-period increase was primarily attributable to costs related to our acquisition of Constant Contact in February 2016.

Other Income (Expense), Net

	Year Ended December 31,		Change
	2015	2016	Amount	%
	(dollars in thousands)
Other expense, net	$(52,974)	$(150,450)	$(97,476)	184%

Other expense, net increased by $97.5 million, or 184%, from $53.0 million for the year ended December 31, 2015 to $150.5 million for the year ended December 31, 2016. The increase is primarily due to an $83.7 million increase in interest expense, including service fees, related to our indebtedness. Additionally, there was an increase of $6.0 million in amortization of deferred financing fees and a $3.0 million increase in original issue discounts, as well as an increase of $1.4 million of accretion of present value for the deferred consideration related to the AppMachine, Webzai, BuyDomains and Ace Data Center acquisitions.
Income Tax Expense (Benefit)

	Year Ended December 31,		Change
	2015	2016	Amount	%
	(dollars in thousands)
Income tax expense (benefit)	$11,342	$(109,858)	$(121,200)	(1,069)%

For the years ended December 31, 2015 and 2016, we recognized tax expense of $11.3 million and a tax benefit of $109.9 million, respectively, in the consolidated statements of operations and comprehensive loss. The income tax benefit for the year ended December 31, 2016 was primarily attributable to a $52.5 million change in the valuation allowance, a federal and state deferred tax benefit of $50.7 million, which includes the identification and recognition of $9.2 million of U.S. federal and state tax credits, and a foreign deferred tax benefit of $10.0 million, partially offset by a provision for federal and state current income taxes of $1.1 million and foreign current tax expense of $2.3 million.

Comparison of the Years Ended December 31, 2014 and 2015

We acquired, and formed, the email marketing segment following the acquisition of Constant Contact on February 9, 2016. All comparisons below for the 2014 and 2015 periods relate to our web presence segment.
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
Gross profit increased by $67.9 million, or 27%, from $248.4 million for the year ended December 31, 2014 to $316.3 million for the year ended December 31, 2015. Approximately $56.2 million of the increase was primarily attributable to increases in our subscriber base, including acquired subscribers. Additionally, $11.7 million of the increase was attributable to a net decrease in amortization expense. Our gross profit as a percentage of revenue increased by four percentage points from 39% for the year ended December 31, 2014 to 43% for the year ended December 31, 2015. This increase was primarily attributable to lower amortization of intangible assets, which decreased to 12% of revenue for the year ended December 31, 2015 as compared to 16% for the year ended December 31, 2014.

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
General and Administrative. General and administrative expense increased by $21.4 million, or 31%, from $69.5 million for the year ended December 31, 2014 to $90.9 million for the year ended December 31, 2015. The year-over-year increase consisted of a $3.9 million increase in personnel and facilities related costs to support the growth of our business and a $9.7 million increase in stock-based compensation, of which $5.9 million is related to the grant of a performance-based restricted stock award to our chief executive officer. In addition, the increase in general and administrative expense includes $1.3 million of additional legal advisory expense, a $5.5 million increase in transaction expenses primarily due to the acquisition of Constant Contact, $0.7 million of follow-on offering expenses incurred on behalf of the selling stockholders during the March 2015 follow-on offering and a $0.3 million increase in depreciation expense.

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
Liquidity and Capital Resources
Sources of Liquidity
We have funded our operations since inception primarily with cash flow generated by operations, borrowings under our credit facilities and public offerings of our securities. Historically, we have used debt primarily to finance our acquisition related activities. During 2014 and 2015, we used borrowings under our revolving credit facility to help meet our funding requirements for our acquisitions and minority investments. During 2016, we used borrowings under the revolving credit facility for temporary working capital needs, including deferred acquisition related payments, and repaid the borrowings by the end of the year. In 2017, we may use the revolving credit facility for similar working capital needs.

Term Loan

In November 2013, we entered into a first lien term loan facility of $1,050.0 million, which matures on November 9, 2019. On February 9, 2016, in connection with our acquisition of Constant Contact, we entered into a $735.0 million incremental first lien term loan facility and a new $165.0 million revolving credit facility, and our wholly owned subsidiary EIG Investors issued $350.0 million aggregate principal amount of 10.875% senior notes due 2024. We refer to the incremental first lien term loan facility and new revolving credit facility, together with our previously existing first lien term loan facility, as the “Senior Credit Facilities” and to the 10.875% senior notes due 2024 as the “Notes”.

As a result of the “most-favored nation” pricing provision in our credit agreement, the interest rate on our November 2013 first lien term loan facility increased to LIBOR plus 5.48% per annum on February 28, 2016, subject to a LIBOR floor of 1.0% per annum. In addition, we are obligated to use commercially reasonable efforts to make voluntary prepayments on the November 2013 first lien term loan facility to effectively double the amount of each scheduled amortization payment under that facility (which is 0.25% per quarter of the principal outstanding as of November 25, 2013).

The incremental first lien term loan facility will mature on February 9, 2023, and bears interest at a rate of LIBOR plus 5.0% per annum, subject to a LIBOR floor of 1.0% per annum, and has scheduled amortization of 0.50% per quarter.

Revolving Credit Facility

Loans under the $165.0 million revolving credit facility bear interest at a rate of LIBOR plus 4.0% per annum (subject to a leverage-based step-down), without a LIBOR floor. This revolving credit facility has a “springing” maturity date of August 10, 2019 unless the November 2013 first lien term loan facility has been repaid in full or otherwise extended to at least 91 days after the maturity of the revolving credit facility.

Loans under the Senior Credit Facilities are also subject to a base rate option, with interest rate spreads of 1.0% per annum less than those applicable to LIBOR-based loans.

The Senior Credit Facilities have been fully and unconditionally guaranteed, and secured, by us and certain of our subsidiaries (including Constant Contact and its subsidiaries).

10.875% Senior Notes due 2024

The Notes will mature in February 2024, were issued at a price of 98.065% of par and will bear interest at the rate of 10.875% per annum. The Notes have been fully and unconditionally guaranteed, on a senior unsecured basis, by us and our subsidiaries that guarantee the Senior Credit Facilities (including Constant Contact and its subsidiaries).

On January 30, 2017, we completed a registered exchange offer for the Notes, as required under the registration rights agreement we entered into with the initial purchasers of the Notes. All of the $350.0 million aggregate principal amount of the original notes was validly tendered for exchange as part of this exchange offer.

As of December 31, 2016, we had cash and cash equivalents totaling $53.6 million and negative working capital of $362.7 million, which included the $21.0 million current portion of the first lien term loan facility and $14.7 million current portion of the incremental first lien term loan facility. There was no balance outstanding on our revolving credit facility as of December 31, 2016. In addition, we had approximately $1,994.6 million of long term indebtedness, gross of deferred financing costs, outstanding under our first lien term loan facility, incremental first lien term loan facility and the Notes. We also had $444.4 million of short-term and long-term deferred revenue, which is not expected to be payable in cash.

Debt Covenants

Senior Credit Facilities

The Senior Credit Facilities require that we comply with a financial covenant to maintain a maximum ratio of consolidated senior secured indebtedness to Bank Adjusted EBITDA (as defined below).

The Senior Credit Facilities contain covenants that limit our ability to, among other things, incur additional debt or issue certain preferred shares; pay dividends on or make other distributions in respect of capital stock; make other restricted payments; make certain investments; sell or transfer certain assets; create liens on certain assets to secure debt; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and enter into certain transactions with affiliates. Additionally, the Senior Credit Facilities require us to comply with certain negative covenants and specify certain events of default that could result in amounts becoming payable, in whole or in part, prior to their maturity dates. We were in compliance with all covenants at December 31, 2016.

With the exception of certain equity interests and other excluded assets under the terms of the Senior Credit Facilities, substantially all of our assets are pledged as collateral for the obligations under the Senior Credit Facilities.

Notes

The indenture with respect to the Notes contains covenants that limit our ability to, among other things, incur additional debt or issue certain preferred shares; pay dividends on or make other distributions in respect of capital stock; make other restricted payments; make certain investments; sell or transfer certain assets; create liens on certain assets to secure debt; consolidate, merge sell or otherwise dispose of all or substantially all of our assets; and enter into certain transactions with affiliates. Upon a change of control as defined in the Indenture, we or EIG Investors must offer to repurchase the Notes at 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, up to, but not including, the repurchase date. These covenants are subject to a number of important limitations and exceptions.

The indenture also provides for events of default, which, if any of them occurs, may permit or, in certain circumstances, require the principal, premium, if any, interest and any other monetary obligations on all the then outstanding Notes to be due and payable immediately.

Net Leverage Ratio

The Senior Credit Facilities require that we comply with a financial covenant to maintain a maximum ratio of consolidated net senior secured indebtedness on the date of determination to an adjusted consolidated EBITDA measure, which we refer to as Bank Adjusted EBITDA, for the most recently completed four quarters (which we refer to as trailing twelve months, or TTM). This net leverage ratio may not exceed 6.50 to 1.00 through December 31, 2016, 6.25 to 1.00 from March 31, 2017 through December 31, 2017, and 6.00 to 1.00 from March 31, 2018 and thereafter. As of December 31, 2016, we were in compliance with this covenant.

Our credit agreement defines the net consolidated senior secured indebtedness as of any date of determination as the aggregate amount of indebtedness of us and our restricted subsidiaries, determined on a consolidated basis in accordance with GAAP, including indebtedness for borrowed money, unreimbursed obligations under letters of credit, obligations with respect to capital lease obligations and debt obligations evidenced by promissory notes and similar instruments, minus the aggregate amount of cash and permitted investments, excluding cash and permitted investments that are restricted.

Our credit agreement defines Bank Adjusted EBITDA as net income (loss) adjusted to exclude interest expense, income tax expense (benefit), depreciation and amortization. Bank Adjusted EBITDA also adjusts net income (loss) by excluding certain noncash foreign exchange gains (losses), certain gains (losses) from sale of assets, stock-based compensation, unusual and non-recurring expenses (including acquisition related costs, gains or losses on early extinguishment of debt, and loss on impairment of tangible or intangible assets). It also adjusts net income (loss) for revenue on a billed basis, changes in deferred domain costs, share of loss (profit) of unconsolidated entities, and certain integration related costs. Finally, it adjusts net income (loss) for pro forma adjusted EBITDA on a twelve-month lookback period for acquisitions made in any given quarter.

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

As of December 31, 2016, our net leverage ratio on a TTM basis was 4.56 to 1.00 and was calculated as follows:

	For the three months ended,
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016	TTM
	(in thousands except ratios)
Net income (loss)	$14,081	$(33,430)	$(29,798)	$(32,082)	$(81,229)
Interest expense	30,371	40,994	41,208	40,315	$152,888
Income tax expense (benefit)	(99,902)	(13,931)	(7,387)	11,362	$(109,858)
Depreciation	13,172	16,760	17,010	13,418	$60,360
Amortization of other intangible assets	29,874	37,823	37,982	37,883	$143,562
Stock-based compensation	18,388	15,024	14,806	10,049	$58,267
Integration and restructuring costs (1)	15,037	9,627	7,652	(1,750)	$30,566
Transaction expenses and charges	31,120	978	159	27	$32,284
(Gain) loss of unconsolidated entities	(10,727)	341	5,018	4,803	$(565)
Impairment of long-lived assets	1,437	6,847	—	754	$9,039
(Gain) loss on assets, not ordinary course	—	—	56	(85)	$(29)
Legal advisory expenses	1,540	1,458	985	1,062	$5,045
Billed revenue to GAAP revenue adjustment	42,573	12,317	3,724	(4,451)	$54,163
Domain registration cost cash to GAAP adjustment	(3,745)	441	69	(1,005)	$(4,240)
Currency translation	156	206	209	243	$813
Adjustment for acquisitions on a pro forma basis (2)	12,902	(162)	(42)	—	$12,698
Bank Adjusted EBITDA	$96,277	$95,293	$91,651	$80,543	$363,764

Current portion of notes payable					$35,700
Current portion of capital lease obligations					6,690
Notes payable - long term					1,951,280
Capital lease obligations - long term					512
Original issue discounts and deferred financing costs					69,195
Less:
Unsecured notes					(350,000)
Cash					(53,596)
Certain permitted restricted cash					(429)
Net senior secured indebtedness					$1,659,352
Net leverage ratio					4.56
Maximum net leverage ratio					6.50

(1) Integration and restructuring costs incurred for the three months ended December 31, 2016 include the reversal of $2.4 million of integration costs incurred related to the Ecommerce integration due to a revised plan that will reduce the expected savings from this integration.

(2) Consists of pro forma adjusted EBITDA for acquired entities on a TTM basis, as adjusted for projected cost savings arising from decisions undertaken by us on or before the acquisition date of the relevant acquisition. This adjustment is revised each fiscal quarter for new acquisitions.
Cash and Cash Equivalents

As of December 31, 2016, our cash and cash equivalents were primarily held for working capital purposes and for required principal and interest payments under our indebtedness. A majority of our cash and cash equivalents was held in operating accounts. Our cash and cash equivalents increased by $20.6 million from $33.0 million at December 31, 2015 to

$53.6 million at December 31, 2016. Of the $53.6 million cash and cash equivalents we had at December 31, 2016, $14.1 million was held in foreign countries, and due to tax and accounting reasons, we do not plan to repatriate this cash in the near future. We used cash on hand at December 31, 2015, cash flows from operations and proceeds from our incremental first lien term loan facility and Notes to fund our acquisition and minority investment activity described under financing and investing activities below. Our future capital requirements will depend on many factors including, but not limited to our growth rate, expansion of sales and marketing activities, the introduction of new and enhanced products and services, market acceptance of our solutions, acquisitions, and our gross profits and operating expenses. We believe that our current cash and cash equivalents and operating cash flows will be sufficient to meet our anticipated working capital and capital expenditure requirements, as well as our required principal and interest payments under our indebtedness, for at least the next 12 months.
The following table shows our purchases of property and equipment, principal payments on capital lease obligations, depreciation, amortization and cash flows from operating activities, investing activities and financing activities for the stated periods:

	Years ended December 31,
	2014	2015	2016
	(in thousands)
Purchases of property and equipment	$(23,904)	$(31,243)	$(37,259)
Principal payments on capital lease obligations	(3,608)	(4,822)	(5,892)
Depreciation	30,956	34,010	60,360
Amortization	102,989	92,403	155,222
Cash flows provided by operating activities	142,893	177,228	154,961
Cash flows used in investing activities	(151,315)	(133,801)	(932,401)
Cash flows provided by (used in) financing activities	(25,936)	(41,632)	796,396

Capital Expenditures
Our capital expenditures on the purchase of property and equipment for the years ended December 31, 2015 and 2016 were $31.2 million and $37.3 million, respectively. The higher property and equipment expenditures in the year ended December 31, 2016 consisted primarily of an investment in data center and customer infrastructure. In addition, our capital expenditures during the years ended December 31, 2015 and 2016 included $4.8 million and $5.9 million, respectively, of principal payments under capital leases for software. The remaining balance payable on the capital leases is $7.2 million as of December 31, 2016. We expect our capital expenditures to increase over the next twelve months as we enhance our disaster recovery capabilities.
Depreciation
Our depreciation expense for the years ended December 31, 2015 and 2016 increased from $34.0 million to $60.4 million, respectively. This increase was primarily due to expansion in our business by on-boarding acquisitions, principally Constant Contact, as well as investments in data center infrastructure and leasehold improvements. The leasehold improvements were associated with operating leases as we expanded and revamped our presence in Massachusetts.
Amortization
Our amortization expense, which includes amortization of other intangible assets, amortization of deferred financing costs and amortization of net present value of deferred consideration, increased by $62.8 million from $92.4 million for the year ended December 31, 2015 to $155.2 million for the year ended December 31, 2016. Of this increase in amortization expense, $67.8 million of amortization expense related to intangible assets of businesses that have been acquired since December 31, 2015, principally Constant Contact, partially offset by $12.2 million of lower amortization expense related primarily to acquisitions that occurred prior to December 31, 2015. In addition, $1.4 million of the increase is attributable to higher amortization expense of net present value of deferred consideration as a result of our Ace acquisition in September 2015, $6.0 million is attributable to increased deferred financing costs and $3.0 million is attributable to amortization of original issue discounts related to our incremental first lien term loan facility and Notes.
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
Net cash provided by operating activities was $155.0 million for the year ended December 31, 2016 compared with $177.2 million for the year ended December 31, 2015. Net cash provided by operating activities for the year ended December 31, 2016 consisted of net loss of $81.2 million, offset by non-cash charges of $168.9 million and a net change of $67.3 million in our operating assets and liabilities. The net change in our operating assets and liabilities included an increase in deferred revenue of $54.4 million, which was $20.1 million more than in the same period in 2015. The decrease in net cash provided by operating activities was the result of increased transaction and restructuring charges of $47.5 million, primarily related to the acquisition of Constant Contact, and increased cash paid for interest expense of $61.7 million, primarily related to increased debt incurred to acquire Constant Contact. These decreases in cash provided by operations were partially offset by increased cash flow from the operations of Constant Contact.

Net cash provided by operating activities was $177.2 million for the year ended December 31, 2015 compared with $142.9 million for the year ended December 31, 2014. Net cash provided by operating activities for the year ended December 31, 2015 consisted of net loss of $25.8 million, offset by non-cash charges of $173.7 million and a net change of $29.3 million in our operating assets and liabilities. The net change in our operating assets and liabilities included an increase in deferred revenue of $34.2 million, which was $33.5 million less than in the same period in 2014 and also included an increase in prepaid domain name registry fees of $8.1 million.

Net cash provided by operating activities was $142.9 million for the year ended December 31, 2014 which consisted of a net loss of $50.9 million, offset by non-cash charges of $153.9 million, a cash dividend of $0.2 million from a minority investment and a net change of $39.7 million in our operating assets and liabilities. The net change in our operating assets and liabilities included an increase in deferred revenue of $67.7 million, and an increase in prepaid domain name registry fees of $30.5. In addition, during the year ended December 31, 2014, we reduced our interest payments by $43.4 million.

Investing Activities
Cash flows used in investing activities consist primarily of purchase of property and equipment, acquisition consideration payments, and changes in restricted cash balances.
During the year ended December 31, 2016, we used $889.6 million of cash, net of cash acquired, for the purchase consideration for our acquisitions of Constant Contact and AppMachine. We also used $36.6 million of cash to purchase property and equipment, net of proceeds from disposals of $0.7 million, and a net deposit of $0.6 million of restricted cash with a payment processor. In addition, we paid $0.6 million for a convertible promissory note from a business that provides web and mobile management solutions, with the potential for subsequent purchases of up to $0.4 million of additional convertible notes, and $5.0 million for a minority interest investment in Fortifico Limited, a company providing a billing, customer support and CRM solution to small and mid-sized businesses.
During the year ended December 31, 2015, we used $97.8 million of cash, net of cash acquired, for the purchase consideration for our Verio, World Wide Web Hosting, Ace and Ecommerce acquisitions. In addition, we used $8.5 million to make an additional investment in our joint venture with WZ UK Ltd. We also used $31.1 million of cash to purchase property and equipment, net of proceeds from disposals of $0.1 million, and purchased intangible assets of $0.1 million. These were partially offset by a net return of $0.1 million of restricted cash held by a payment processor and $0.2 million of proceeds from sale of assets. In addition, during the year ended December 31, 2015 we received a $3.5 million repayment on a note receivable related to our equity ownership in World Wide Web Hosting.
During the year ended December 31, 2014, we used $93.7 million in cash, net of cash acquired, for the purchase consideration for our acquisitions of the web presence business of Directi, Webzai, the assets of BuyDomains, the assets of Arvixe, LLC and our purchase of a domain name business. In addition, we used $15.0 million to acquire a minority interest in Automattic, Inc., $15.2 million to acquire a 40% minority interest in AppMachine, and $3.9 million to invest in a joint venture with WZ UK Ltd. and acquire a 49% interest in that company. We also used $23.9 million of cash to purchase property and equipment and $0.2 million to purchase certain intangible assets and received proceeds from disposals of $0.2 million. These were partially offset by a net return of $0.4 million of restricted cash held by a payment processor.
Financing Activities

Cash flow from financing activities consists primarily of the net change in our overall indebtedness, payment of associated financing costs, payment of deferred consideration for our acquisitions and the issuance or repurchase of equity.
During the year ended December 31, 2016, cash flows provided by financing activities was $796.4 million. We received $1.1 billion from the issuance of the incremental first lien term loan and Notes to finance the acquisition of Constant Contact. We also received $2.6 million of proceeds from the exercise of stock options, and $2.8 million as a capital investment from a joint venture minority partner. We made repayments on our revolving credit facility throughout the year, including $66.0 million that was re-financed as part of the debt we incurred to acquire Constant Contact. We also made $55.2 million in principal payments on our term loan facility, including $37.4 million of voluntary repayments. In addition, we paid $52.6 million in financing costs related to the Constant Contact financing and $51.0 million of deferred consideration payments, the largest component of which was $31.4 million related to our 2015 Ace acquisition.
During the year ended December 31, 2015, cash flows used in financing activities was $41.6 million, which included a payment of $30.5 million to increase our investment in JDI Backup Ltd. from 67% to 100%. During the year ended December 31, 2015, we borrowed an aggregate of $147.0 million against our revolving credit facility and repaid an aggregate of $130.0 million, with these net borrowings used to fund short-term working capital needs and acquisition related payments.

During the year ended December 31, 2014, cash flows used in financing activities was $25.9 million, which includes $98.3 million of deferred consideration paid during the period, the majority of which was for our Directi, HostGator and domain name business acquisitions. We received gross proceeds from our follow-on offering of $43.5 million less capitalized issuance costs of $2.2 million. During the year ended December 31, 2014, we borrowed in aggregate $150.0 million against our revolving credit facility and repaid in aggregate $100.0 million of the amount borrowed. These net borrowings were used for both short-term working capital needs and to fund acquisition related payments.

Free Cash Flow

Free cash flow, or FCF, is a non-GAAP financial measure that we calculate as GAAP cash flow from operations less capital expenditures and capital lease obligations. We believe that FCF provides investors with an indicator of our ability to generate positive cash flows after meeting our obligations with regard to capital expenditures (including capital lease obligations). The following table reflects the reconciliation of cash flow from operations to free cash flow (all data in thousands):

	For the year ended December 31,
	2014	2015	2016
Cash flow from operations	$142,893	$177,228	$154,961
Less:
Capital expenditures and capital lease obligations	(27,512)	(36,065)	(43,151)
Free cash flow	$115,381	$141,163	$111,810

Free cash flow declined from $141.2 million for the year ended December 31, 2015 to $111.8 million for the year ended December 31, 2016, a decrease of $29.4 million. This decrease is primarily related to transaction and restructuring related payments of $47.5 million primarily incurred in connection with the acquisition of Constant Contact, and increased interest payments of $61.7 million due to the additional debt we incurred to acquire Constant Contact.
Net Operating Loss (NOL) Carry-Forwards
As of December 31, 2016, we had NOL carry-forwards available to offset future U.S. federal taxable income of approximately $142.7 million and future state taxable income of approximately $125.6 million. These NOL carry-forwards expire on various dates through 2036. As of December 31, 2016, we had NOL carry-forwards in foreign jurisdictions available to offset future foreign taxable income by approximately $96.8 million. We have loss carry-forwards that begin to expire in 2021 in India totaling $2.5 million and in China totaling $0.3 million. We have loss carry-forwards that begin to expire in 2020 in the Netherlands totaling $10.7 million. We also have loss carry-forwards in the United Kingdom, Israel and Singapore of $81.1 million, $1.9 million, and $0.3 million, respectively, which have an indefinite carry-forward period.

Utilization of the NOL carry-forwards may be subject to an annual limitation due to the ownership percentage change limitations under Section 382 of the Internal Revenue Code (“Section 382 limitation”). Ownership changes can limit the amount of net operating loss and other tax attributes that a company can use each year to offset future taxable income and taxes payable. In connection with a change in control in 2011, we were subject to Section 382 annual limitations of $77.1 million against the balance of NOL carry-forwards generated prior to the change in control in 2011. Through December 31, 2013, we accumulated the unused amount of Section 382 limitations in excess of the amount of NOL carry-forwards that were originally subject to limitation. Therefore, these unused NOL carry-forwards are available for future use to offset taxable income. We have completed an analysis of changes in its ownership from 2011, through our IPO, to December 31, 2013. We concluded that there was not a Section 382 ownership change during this period and therefore any NOLs generated through December 31, 2013, are not subject to any new Section 382 annual limitations on NOL carry-forwards. On November 20, 2014, we completed a follow-on offering of 13,000,000 shares of common stock. The underwriters also exercised their overallotment option to purchase an additional 1,950,000 shares of common stock from the selling stockholders. We performed an analysis of the impact of this offering and determined that no Section 382 change in ownership had occurred.
On March 11, 2015, we closed a follow-on offering of our common stock, in which selling stockholders sold 12,000,000 shares of common stock at a public offering price of $19.00 per share. The underwriter also exercised its overallotment option to purchase an additional 1,800,000 shares of common stock from the selling stockholders. We completed an analysis of its ownership changes in the first half of 2016, which resulted in no ownership change for tax purposes within the meaning of the Internal Revenue Code Section 382(g).
Backlog and Deferred Revenue
We define our backlog as the total committed value of our contracts which have not been recognized as revenue at the end of a period. Since we require prepayments for all our products and services, our backlog is equal to our deferred revenue balance. Our backlog as of December 31, 2015 and 2016 was $365.6 million and $444.4 million, respectively. Because revenue for any period is a function of revenue recognized from deferred revenue under contracts in existence at the beginning of a period, as well as contract renewals and new customer contracts during the period, backlog at the beginning of any period is not necessarily indicative of future performance. Our presentation of backlog may differ from other companies in our industry.
Contractual Obligations and Commitments
Our principal commitments consist of obligations under our outstanding debt facilities, which in 2016 included a quarterly principal repayment against our first lien term loan facility of $5.3 million per quarter and quarterly principal repayment against our incremental term loan facility of $3.7 million per quarter, interest payments on our term loan facilities, which are typically three-month LIBOR loans, and interest payments on our Notes; non-cancelable leases for our office space; deferred payment obligations related to acquisitions; and purchase obligations under significant contracts. The following table summarizes these contractual obligations as of December 31, 2016:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt obligations:
Principal payments on term loan facilities and notes	$2,056,175	$35,700	$994,275	$29,400	$996,800
Interest payments on term loan facilities and notes(1)	702,392	145,795	276,080	156,939	123,578
Capital lease obligations	7,470	6,895	575	—	—
Operating lease obligations	114,855	20,058	35,824	31,194	27,779
Deferred consideration(2)	12,717	5,273	7,444	—	—
Non-controlling interest (3)	25,000	25,000	—	—	—
Purchase commitments	48,164	31,805	14,182	2,177	—
Total	$2,966,773	$270,526	$1,328,380	$219,710	$1,148,157

(1)
Term loan facility interest rate is based on adjusted LIBOR plus 400 basis points for the first lien term loan facility, subject to a LIBOR floor of 1.00%. As of December 31, 2016, the interest rates on our first lien term loan facility, our incremental lien term loan facility, and our notes facility were 6.48%, 6.00%, and 10.88%, respectively. Our first lien term loan facility, our incremental lien term loan facility and our Notes mature on November 9, 2019, February 9, 2023, and February 1, 2024, respectively. Our revolving credit facility, which has no balance outstanding as of December 31, 2016, generally has a maturity date of August 10, 2019.

(2)	Consists of deferred payment obligations related to acquisitions.

(3)
We currently have a controlling interest in WZ UK of 86.4%, and are obligated, subject to the terms of our agreement with the WZ UK minority shareholders, to acquire the remaining equity interest of 13.6% for $25.0 million beginning in July 2017. Refer to Note 13: Redeemable Non-Controlling Interest, for further details.

Recently Issued Accounting Pronouncements - Recently Adopted

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes, or ASU 2015-17. This new guidance requires that deferred tax liabilities and assets be classified as noncurrent in the balance sheet, in order to simplify the presentation of deferred income taxes. ASU 2015-17 is effective for annual reporting periods beginning after December 15, 2016. We adopted ASU 2015-17 as of the fourth quarter in 2015, on a prospective basis, and it did not have a material impact on our consolidated financial statements.

We adopted ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, beginning on January 1, 2016, and retrospectively for all periods presented. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The unamortized value of deferred financing costs associated with our revolving credit facility were not affected by the ASU and continue to be presented as an asset on our consolidated balance sheets.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The guidance simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of excess tax benefits in the consolidated statements of cash flows. This amendment is effective for annual periods beginning after December 15, 2016, and early adoption is permitted.

We elected to early adopt the new guidance in the fourth quarter of fiscal year 2016, which requires us to reflect any adjustments as of January 1, 2016, the beginning of the annual period that includes the interim period of adoption. The impact of the early adoption resulted in the following:

•
Due to our net shortfall position upon the time of adoption, the new standard resulted in additional tax expense in our provision for income taxes rather than paid-in capital of $0.9 million for the year ended December 31, 2016. Our beginning retained earnings was not impacted by the early adoption as we had a full valuation allowance against the U.S. deferred tax assets as of December 31, 2015.

•
As a result of prior guidance that required excess tax benefits to reduce taxes payable prior to recognition as an increase in paid in capital, we had not recognized certain deferred tax assets (loss carryforwards) that could be attributed to tax deductions related to equity compensation in excess of compensation recognized for financial reporting. As of January 1, 2016, we had generated federal and state net operating loss carryforwards due to excess tax benefits of $1.5 million and $0.7 million, respectively.

•
We elected to eliminate the forfeiture rate and adopted the new policy to account for forfeitures in the period that they are incurred, and applied this policy on a modified retrospective basis. The impact of eliminating the forfeiture rate increased the stock compensation recorded in 2016 by $0.9 million, which included an immaterial prior period adjustment that we recorded through the consolidated statement of operations and comprehensive loss for the year ended December 31, 2016.

Recently Issued Accounting Pronouncements - Recently Issued

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) , or ASU 2014-09, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. Since then, the FASB has also issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606), Principals versus Agent Considerations and ASU 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing, which further elaborate on the original ASU No. 2014-09. The core principle of these updates is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgments and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. In July 2015, the FASB approved a one-year deferral of the effective date to January 1, 2018, with early adoption to be permitted as of the original effective date of January 1, 2017. Once this standard becomes effective, companies may use either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We have performed an initial assessment of ASU 2014-09, and expect that this new guidance will impact the timing of when certain sales incentive payments, primarily to external parties, are charged to expense as these costs must be deferred over the life the related customer contract. We also expect that a considerable portion of our revenue recognition will not be materially impacted by this new guidance. We are currently calculating the impact of all expected changes from this guidance, and expect to have these calculations complete during the second half of fiscal 2017. After completing these calculations, we will then determine the transition method to be applied upon adoption.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact of our pending adoption of the new standard on our consolidated financial statements, but we expect that that this will result in increased assets and liabilities.

In March 2016, the FASB issued Accounting Standards Update No. 2016-07, Investments—Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting. This new guidance removes the requirement for retroactive adjustment when an increase or decrease in the level of ownership qualifies an investment for the equity method. This amendment is effective for fiscal years beginning after December 15, 2016. We do not expect a material impact on our financial position or results of operations from adoption of this standard.

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. This new standard clarifies certain statement of cash flow presentation issues. This amendment is effective for annual periods beginning after December 15, 2017, and early adoption is permitted. We are currently evaluating the impact of its pending adoption of the new standard on our consolidated financial statements.

In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory. This new standard improves the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. This amendment is effective for annual periods beginning after December 15, 2018, and early adoption is permitted. We do not believe the adoption of this ASU will have a material impact on our consolidated Financial Statements.

In November 2016, the FASB issued Accounting Standards Update No. 2016-16, Statement of Cash Flows: Restricted Cash. This new standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and restricted cash. This amendment is effective for annual periods beginning after December 15, 2017, and early adoption is permitted. We do not believe the adoption of this ASU will have a material impact on our consolidated Financial Statements.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment. This new standard eliminates Step 2, and instead an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. This amendment is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis.

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
Interest Rate Sensitivity
We had cash and cash equivalents of $53.6 million at December 31, 2016, the majority of which was held in operating accounts for working capital purposes and other general corporate purposes which includes payment of principal and interest under our indebtedness. As of December 31, 2016, we had approximately $985.9 million of indebtedness outstanding under our first lien term loan facility, $720.3 million outstanding under our incremental first lien term loan, $350.0 million outstanding under the Notes and $0.0 million outstanding under a revolving credit facility of $165.0 million.

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

Based on our aggregate indebtedness outstanding under our first lien term loan facility and incremental first lien term loan facility of $1,706.2 million as of December 31, 2016, a 100 basis point increase in the adjusted LIBOR rate above the LIBOR floor would result in a $17.2 million increase in our aggregate interest payments over a 12-month period, and a 100 basis point decrease at the current LIBOR rate would not result in a decrease in our interest payments.

We entered into a three-year interest rate cap on December 9, 2015 as part of our risk management strategy. This interest rate cap limits our exposure to interest rate increases on $500.0 million of our first lien term loan. If the LIBOR interest rates for this loan increase more than 100 basis points above the rates at December 31, 2016, our interest rate cap would begin to protect us on interest charges for $500.0 million of outstanding debt.
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
ENDURANCE INTERNATIONAL GROUP HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Endurance International Group Holdings, Inc.
Burlington, Massachusetts
We have audited the accompanying consolidated balance sheets of Endurance International Group Holdings, Inc. as of December 31, 2015 and 2016 and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Endurance International Group Holdings, Inc. as of December 31, 2015 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 2 to the consolidated financial statements, the Company has elected to change its method to present deferred debt issuance costs as a direct reduction from the carrying amount of that debt liability on its consolidated balance sheet as of December 31, 2015 and 2016 in accordance with Accounting Standards Updates (“ASU”) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Endurance International Group Holdings, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 24, 2017 expressed an unqualified opinion thereon.
/s/    BDO USA, LLP
Boston, Massachusetts
February 24, 2017

Endurance International Group Holdings, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31, 2015	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$33,030	$53,596
Restricted cash	1,048	3,302
Accounts receivable	12,040	13,088
Prepaid domain name registry fees	55,793	55,444
Prepaid expenses and other current assets	15,675	28,678
Total current assets	117,586	154,108
Property and equipment—net	75,762	95,272
Goodwill	1,207,255	1,859,909
Other intangible assets—net	359,786	612,057
Deferred financing costs	—	4,932
Investments	27,905	15,857
Prepaid domain name registry fees, net of current portion	9,884	10,429
Other assets	4,322	3,710
Total assets	$1,802,500	$2,756,274
Liabilities, redeemable non-controlling interest and stockholders’ equity
Current liabilities:
Accounts payable	$12,280	$16,074
Accrued expenses	45,779	67,722
Accrued interest	5,090	27,246
Deferred revenue	285,945	355,190
Current portion of notes payable	77,500	35,700
Current portion of capital lease obligations	5,866	6,690
Deferred consideration—short term	51,488	5,273
Other current liabilities	3,973	2,890
Total current liabilities	487,921	516,785
Long-term deferred revenue	79,682	89,200
Notes payable—long term, net of original issue discounts of $0 and $25,853, and deferred financing costs of $990 and $43,342, respectively	1,014,885	1,951,280
Capital lease obligations—long term	7,215	512
Deferred tax liability—long term	28,786	39,943
Deferred consideration—long term	813	7,444
Other liabilities	3,524	8,974
Total liabilities	1,622,826	2,614,138
Redeemable non-controlling interest	—	17,753
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred Stock—par value $0.0001; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock—par value $0.0001; 500,000,000 shares authorized; 132,024,558 and 134,793,857 shares issued at December 31, 2015 and December 31, 2016, respectively; 131,938,485 and 134,793,857 outstanding at December 31, 2015 and December 31, 2016, respectively	14	14
Additional paid-in capital	848,740	868,228
Accumulated other comprehensive loss	(1,718)	(3,666)
Accumulated deficit	(667,362)	(740,193)
Total stockholders’ equity	179,674	124,383
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$1,802,500	$2,756,274

See accompanying notes to consolidated financial statements.

Endurance International Group Holdings, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)

	Year Ended December 31, 2014	Year Ended December 31, 2015	Year Ended December 31, 2016
Revenue	$629,845	$741,315	$1,111,142
Cost of revenue	381,488	425,035	583,991
Gross profit	248,357	316,280	527,151
Operating expense:
Sales and marketing	146,797	145,419	303,511
Engineering and development	19,549	26,707	87,601
General and administrative	64,746	81,386	143,095
Transaction costs	4,787	9,582	32,284
Total operating expense	235,879	263,094	566,491
Income (loss) from operations	12,478	53,186	(39,340)
Other income (expense):
Other income, net	—	5,440	1,862
Interest income	331	414	576
Interest expense	(57,414)	(58,828)	(152,888)
Total other expense—net	(57,083)	(52,974)	(150,450)
Income (loss) before income taxes and equity earnings of unconsolidated entities	(44,605)	212	(189,790)
Income tax expense (benefit)	6,186	11,342	(109,858)
Loss before equity earnings of unconsolidated entities	(50,791)	(11,130)	(79,932)
Equity loss of unconsolidated entities, net of tax	61	14,640	1,297
Net loss	$(50,852)	$(25,770)	$(81,229)
Net loss attributable to non-controlling interest	(8,017)	—	(15,167)
Excess accretion of non-controlling interest	—	—	6,769
Total net loss attributable to non-controlling interest	(8,017)	—	(8,398)
Net loss attributable to Endurance International Group Holdings, Inc.	$(42,835)	$(25,770)	$(72,831)
Comprehensive loss:
Foreign currency translation adjustments	(462)	(1,281)	(597)
Unrealized gain (loss) on cash flow hedge, net of taxes of $0, $46, and ($792) for the years ended December 31, 2014, 2015 and 2016	—	80	(1,351)
Total comprehensive loss	$(43,297)	$(26,971)	$(74,779)
Net loss per share attributable to Endurance International Group Holdings, Inc.—basic and diluted	$(0.34)	$(0.20)	$(0.55)
Weighted-average number of common shares used in computing net loss per share attributable to Endurance International Group Holdings, Inc.—basic and diluted	127,512,346	131,340,557	133,415,732
See accompanying notes to consolidated financial statements.

Endurance International Group Holdings, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Number	Amount
Balance—December 31, 2013	124,766,544	$13	$754,061	$(55)	$(598,757)	$155,262
Vesting of restricted shares	866,820	1	(1)	—	—	—
Exercise of stock options	11,390	—	137	—	—	137
Shares issued in connection with acquisitions	2,269,579	—	27,235	—	—	27,235
Shares issued in follow-on offering, net of issuance costs of $2,405,176	3,000,000	—	41,095	—	—	41,095
Non-controlling interest accretion	—	—	(13,962)	—	—	(13,962)
Other comprehensive loss	—	—	—	(462)	—	(462)
Net loss attributable to non-controlling interest	—	—	(8,017)	—	—	(8,017)
Net loss attributable to Endurance International Group Holdings, Inc.	—	—	—	—	(42,835)	(42,835)
Stock-based compensation	—	—	16,043	—	—	16,043
Balance—December 31, 2014	130,914,333	14	816,591	(517)	(641,592)	174,496
Vesting of restricted shares	838,809	—	—	—	—	—
Exercise of stock options	185,343	—	2,224	—	—	2,224
Other comprehensive loss	—	—	—	(1,201)	—	(1,201)
Net loss attributable to Endurance International Group Holdings, Inc.	—	—	—	—	(25,770)	(25,770)
Stock-based compensation	—	—	29,925	—	—	29,925
Balance—December 31, 2015	131,938,485	14	848,740	(1,718)	(667,362)	179,674
Vesting of restricted shares	2,458,886	—	—	—	—	—
Exercise of stock options	396,486	—	2,564	—	—	2,564
Other comprehensive loss	—	—	—	(1,948)	—	(1,948)
Non-controlling interest accretion	—	—	(30,844)	—	—	(30,844)
Stock awards issued in connection with acquisition of Constant Contact	—	—	5,395	—	—	5,395
Net loss attributable to non-controlling interest	—	—	(15,167)	—	—	(15,167)
Net loss attributable to Endurance International Group Holdings, Inc.	—	—	—	—	(72,831)	(72,831)
Stock-based compensation	—	—	57,540	—	—	57,540
Balance—December 31, 2016	134,793,857	$14	$868,228	$(3,666)	$(740,193)	$124,383
See accompanying notes to consolidated financial statements.

Endurance International Group Holdings, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31, 2014	Year Ended December 31, 2015	Year Ended December 31, 2016
Cash flows from operating activities:
Net loss	$(50,852)	$(25,770)	$(81,229)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	30,956	34,010	60,360
Amortization of other intangible assets from acquisitions	102,723	91,057	143,562
Amortization of deferred financing costs	83	82	6,073
Amortization of net present value of deferred consideration	183	1,264	2,617
Amortization of original issuance discount	—	—	2,970
Impairment of long lived assets	—	—	9,039
Stock-based compensation	16,043	29,925	58,267
Deferred tax expense (benefit)	3,640	7,120	(113,242)
Gain on sale of assets	(168)	(155)	(243)
Gain from unconsolidated entities	—	(5,440)	(1,862)
Loss of unconsolidated entities	61	14,640	1,297
Dividend from minority interest	167	—	100
(Gain) loss from change in deferred consideration	384	1,174	(20)
Changes in operating assets and liabilities:
Accounts receivable	(691)	(1,659)	(1,620)
Prepaid expenses and other current assets	(25,675)	(13,187)	(4,932)
Accounts payable and accrued expenses	(1,615)	9,926	19,458
Deferred revenue	67,654	34,241	54,366
Net cash provided by operating activities	142,893	177,228	154,961
Cash flows from investing activities:
Businesses acquired in purchase transaction, net of cash acquired	(93,698)	(97,795)	(889,634)
Purchases of property and equipment	(23,904)	(31,243)	(37,259)
Cash paid for minority investment	(34,140)	(8,475)	(5,600)
Proceeds from sale of assets	194	284	676
Proceeds from note receivable	—	3,454	—
Purchases of intangible assets	(200)	(76)	(27)
Net (deposits) and withdrawals of principal balances in restricted cash accounts	433	50	(557)
Net cash used in investing activities	(151,315)	(133,801)	(932,401)

Endurance International Group Holdings, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31, 2014	Year Ended December 31, 2015	Year Ended December 31, 2016
Cash flows from financing activities:
Proceeds from issuance of term loan	—	—	1,056,178
Repayment of term loan	(10,500)	(10,500)	(55,200)
Proceeds from borrowing of revolver	150,000	147,000	54,500
Repayment of revolver	(100,000)	(130,000)	(121,500)
Payment of financing costs	(53)	—	(52,561)
Payment of deferred consideration	(98,318)	(14,991)	(51,044)
Payment of redeemable non-controlling interest liability	(4,190)	(30,543)	(33,425)
Principal payments on capital lease obligations	(3,608)	(4,822)	(5,892)
Proceeds from exercise of stock options	137	2,224	2,564
Capital investment from minority interest partner	—	—	2,776
Proceeds from issuance of common stock	43,500	—	—
Issuance costs of common stock	(2,904)	—	—
Net cash provided by (used in) financing activities	(25,936)	(41,632)	796,396
Net effect of exchange rate on cash and cash equivalents	(78)	(1,144)	1,610
Net increase (decrease) in cash and cash equivalents	(34,436)	651	20,566
Cash and cash equivalents:
Beginning of period	66,815	32,379	33,030
End of period	$32,379	$33,030	$53,596
Supplemental cash flow information:
Interest paid	$57,418	$57,338	$119,063
Income taxes paid	$2,615	$4,510	$4,278
Supplemental disclosure of non-cash financing activities:
Shares or awards issued in connection with acquisitions	$27,235	$—	$5,395
Assets acquired under capital lease	$11,704	$9,795	$—
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
Common Stock Offerings
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

Segment Information

The Company has reviewed the criteria of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280-10, Segment Reporting, and determined that the Company is comprised of two segments for reporting purposes: web presence and email marketing.

In February 2016, the Company acquired Constant Contact. At the time of the acquisition, the Company anticipated that the gross margins of Constant Contact would become more aligned with the Company's other brands; however, through review of Constant Contact's performance during 2016, the Company noted that Constant Contact continued to return higher margins than originally anticipated, and therefore determined that Constant Contact should be its own reporting segment. As such, the Company determined that it has two reportable segments. The web presence segment consists predominantly of our web hosting brands and related products such as domain names, website security tools, website design tools and services, ecommerce tools and other services designed to grow the online presence of a small business. The email marketing segment consists of the Constant Contact email marketing tools and the SinglePlatform marketing tool, both of which were acquired in the February 2016 acquisition of Constant Contact.
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
Restricted Cash
Restricted cash is composed of certificates of deposits and cash held by merchant banks and payment processors, which provide collateral against any charge-backs, fees, or other items that may be charged back to the Company by credit card companies and other merchants and collateral for certain facility leases.

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
In accordance with the FASB’s fair value measurement guidance in ASU 2011-4, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

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
For the years ended, December 31, 2014, 2015 and 2016, no subscriber represented 10% or more of the Company’s total revenue. Additionally, as of December 31, 2015 and 2016, no subscriber represented 10% or more of the Company’s total accounts receivable.
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
Software Development Costs
The Company accounts for software development costs for internal use software under the provisions of ASC 350-40, “Internal-Use Software”. Accordingly, certain costs to develop internal-use computer software are capitalized, provided these costs are expected to be recoverable. During the years ended December 31, 2014, 2015 and 2016, the Company capitalized internal-use software development costs of $5.4 million, $5.5 million and $11.8 million, respectively.
Investments

The Company has minority investments in several privately-held companies. Investments in privately-held companies, in which the Company has a voting interest between 20.0% and 50.0% and exercises significant influence, are accounted for using the equity method of accounting. Under this method, the investment balance, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee company as they occur, limited to the extent of the Company’s investment in, advances to and commitments for the investee. The Company’s share of net earnings or losses of the investee are reflected in equity losses of unconsolidated entities, net of tax, in the Company’s accompanying consolidated statements of operations. Investments in which the Company has a voting interest of less than 20.0% and over which it does not have significant influence are accounted for under the cost method of accounting.

During the year ended December 31, 2016, the Company incurred a charge of $4.7 million to impair the Company's 33.0% equity interest in Fortifico Limited, after determining that there were diminishing projected future cash flows on this investment. This charge was recorded in other income, net in the consolidated statement of operations and comprehensive loss. Refer to Note 8: Investments for further details. This impairment was recorded within the web presence segment.
Business Combinations
The Company accounts for business acquisitions using the purchase method of accounting, in accordance with which assets acquired and liabilities assumed are recorded at their respective fair values at the acquisition date. The fair value of the consideration paid, including contingent consideration, is assigned to the assets acquired and liabilities assumed based on their respective fair values. Goodwill represents excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed.
Significant judgments are used in determining fair values of assets acquired and liabilities assumed, as well as intangibles and their estimated useful lives. Fair value and useful life determinations are based on, among other factors, estimates of future expected cash flows, royalty cost savings and appropriate discount rates used in computing present values. These judgments may materially impact the estimates used in allocating acquisition date fair values to assets acquired and liabilities assumed, as well as the Company's current and future operating results. Actual results may vary from these estimates which may result in adjustments to goodwill and acquisition date fair values of assets and liabilities during a measurement period or upon a final determination of asset and liability fair values, whichever occurs first. Adjustments to fair values of assets and liabilities made after the end of the measurement period are recorded within the Company's operating results.
Changes in the fair value of a contingent consideration resulting from a change in the underlying inputs are recognized in results of operations until the arrangement is settled.

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
In accordance with ASC 350, Intangibles—Goodwill and Other, or ASC 350, the Company is required to review goodwill by reporting unit for impairment at least annually or more often if there are indicators of impairment present. Under U.S. GAAP, a reporting unit is either the equivalent of, or one level below, an operating segment. The Company has determined it operates in two segments and that each segment is its own reporting unit, and as such, the Company has two reporting units, email marketing and web presence as of December 31, 2016. The provisions of ASC 350 require that a two-step impairment test be performed for goodwill. In the first step, the Company compares the fair value of its reporting unit to which goodwill has been allocated to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is considered not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then the Company would record an impairment loss equal to the difference.
The Company's annual assessment date is December 31 of each fiscal year.

As of December 31, 2016, the Company determined fair values for each of the reporting units based on consideration of the income approach, the market comparable approach and the market transaction approach. For purposes of the income approach, fair value is determined based on the present value of estimated future after-tax cash flows, discounted at an appropriate risk adjusted rate. The Company uses its internal forecasts to estimate future after-tax cash flows and include an estimate of long-term future growth rates based on its most recent views of the long-term outlook for each reporting unit. Actual results may differ from those assumed in our forecasts. The Company derived its discount rates using the weighted average cost of capital, using betas observed in its industry and published rates for industries relevant to our reporting units. The Company uses discount rates that are commensurate with the risks and uncertainty inherent in the respective business and its internally developed forecasts. Discount rates used in the Company's reporting unit valuations ranged from 11.0% to 12.0%. For purposes of the market approach, the Company uses a valuation technique in which values are derived based on market prices of comparable publicly traded companies. The Company also uses a market based valuation technique in which values are determined based on relevant observable information generated by market transactions involving comparable businesses. The Company assesses each valuation methodology based upon the relevance and availability of the data at the time it performs the valuation and weight the methodologies appropriately.
The carrying values of the reporting units were determined through specific allocation of assets and liabilities to the reporting units, and an apportionment method relating to our debt, whereby debt that was incurred in order to finance the acquisition of assets or businesses of a reporting unit was allocated to that reporting unit. In prior years, the Company had only one reporting unit. Subsequent to the acquisition of Constant Contact, and as described in Note 20: Segment Information, the Company determined that there is a second reporting unit relating to email marketing. The Company has allocated the fair value of the goodwill acquired through its acquisitions to the applicable reporting unit, and allocated the fair value of the goodwill acquired through its acquisition of Constant Contact to its email marketing reporting unit.
As of the Company's assessment date for 2016, the estimated fair values of its reporting units exceeded their carrying values and the Company concluded, based on the first step of the process, that no impairment existed as of that date in either of its reporting units.
As of December 31, 2016, the carrying value of goodwill that was allocated to the email marketing reporting unit and the web presence reporting unit was $604.3 million and $1,255.6 million, respectively. As of December 31, 2016, the fair value of the web presence segment exceeded the carrying value of its net assets by 67% and the fair value of the email marketing segment exceeded the carrying value of its net assets by 35%.
Goodwill amounted in aggregate to $1,207.3 million and $1,859.9 million as of December 31, 2015 and 2016, respectively, and no impairment charges have been recorded.
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

No impairment losses were identified for the years ended December 31, 2014 and December 31, 2015.

During the year ended December 31, 2016, the Company determined that a portion of an internally developed software tool would not meet its needs following the acquisition of Constant Contact, resulting in an impairment charge of $2.0 million which was recorded in engineering and development expense in the consolidated statements of operations and comprehensive loss. Additionally, the Company recognized an impairment charge of $0.5 million relating to internally developed software relating to Webzai Ltd. (“Webzai”), and another impairment charge of $4.4 million relating to developed technology acquired in the Webzai acquisition, for a total impairment charge of $4.9 million, which was recorded in engineering and development expense in the consolidated statements of operations and comprehensive loss. Refer to Note 6: Property and Equipment and Capital Lease Obligations and Note 7: Goodwill and Other Intangible Assets for further details.

Also during the year ended December 31, 2016, the Company incurred total impairment charges of IPR&D of $2.2 million, consisting of $1.4 million to impair certain acquired IPR&D projects from the Webzai acquisition that were abandoned during the three months ended March 31, 2016 and a charge of $0.8 million to impair certain acquired IPR&D projects from the AppMachine acquisition. Refer to Note 7: Goodwill and Other Intangible Assets, and Acquired In- Process Research and Development (IPR&D) below for further details.

All of the impairments described above were recognized in the web presence segment.
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
Acquired In-Process Research and Development (IPR&D)
Acquired IPR&D represents the fair value assigned to research and development assets that the Company acquires that have not been completed at the date of acquisition. The acquired IPR&D is capitalized as an intangible asset and reviewed on a quarterly basis to determine future use. Any impairment loss of the acquired IPR&D is charged to expense in the period the impairment is identified. Upon commercialization, the acquired fair value of the IPR&D will be reclassified to developed technology and amortized over its estimated useful life.
No such impairment losses were identified for the years ended December 31, 2014 and 2015.
During the year ended December 31, 2016, the Company identified that the acquired fair value of the remaining IPR&D acquired in connection with its acquisition of Webzai was impaired as these IPR&D projects were abandoned in favor of other projects. At that time, and as mentioned above, the Company recorded a $1.4 million impairment charge, which is reflected in engineering and development expense during the year ended December 31, 2016 in the Company’s consolidated statements of operations and comprehensive loss. Additionally, during the year-ended December 31, 2016, the Company identified that the acquired fair value of the remaining IPR&D acquired in connection with its acquisition of AppMachine B.V. was impaired as these projects were abandoned in favor of other projects, and as such, the Company recorded a $0.8 million impairment charge, which is also reflected in engineering and development expense during the year ended December 31, 2016 in the Company’s consolidated statements of operations and comprehensive loss.
During 2014, the Company capitalized $4.6 million of IPR&D in connection with its acquisition of Webzai. During the year ended December 31, 2015, $3.2 million was reclassified to developed technology and is being amortized over the estimated useful life of 4.0 years. During 2015, the Company did not capitalize any IPR&D in connection with its acquisitions of the assets of the U.S. retail portion of the Verio business of NTT America, Inc. (“Verio”), the assets of World Wide Web Hosting, LLC (“WWWH”), the assets of Ace Data Centers, Inc. (“Ace DC”) and the ownership interests in Ace Holdings, LLC (“Ace Holdings”) (these acquired assets and ownership interests, collectively, “Ace”) and the assets of Ecommerce, LLC, (“Ecommerce”). During 2016, in addition to the impairment of the Webzai IPR&D mentioned above, the Company also capitalized $1.7 million of IPR&D in connection with its acquisition of AppMachine B.V. ("AppMachine"), of which approximately $0.9 million was reclassified to developed technology and is being amortized over the estimated useful life of 4.0 years, and the remaining $0.8 million was impaired, as previously mentioned. The Company did not capitalize any other IPR&D in connection with its other 2016 acquisitions of WZ (UK) Ltd and Constant Contact.
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
The Company maintains a reserve for refunds and chargebacks related to revenue that has been recognized and is expected to be refunded. The Company had a refund and chargeback reserve of $0.5 million and $0.6 million as of December 31, 2015 and 2016, respectively. The portion of deferred revenue that is expected to be refunded at December 31, 2015 and 2016 was $1.8 million and $2.1 million, respectively. Based on refund history, a significant majority of refunds happen in the same fiscal month that the customer contract starts or renews. Approximately 81% of all refunds happen in the same fiscal month that the contract starts or renews, and approximately 94% of all refunds happen within 45 days of the contract start or renewal date.

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
Sales and Marketing Costs
The Company engages in sales and marketing through various online marketing channels, which include affiliate and search marketing as well as online partnerships. The Company expenses sales and marketing costs as incurred. For the years ended December 31, 2014, 2015 and 2016, the Company’s sales and marketing costs were $146.8 million, $145.4 million and $303.5 million, respectively.
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
Foreign currency transaction losses were $0.8 million, $1.9 million, and $1.8 million during the years ended December 31, 2014, 2015 and 2016, respectively. These amounts are recorded in general and administrative expense in the Company’s consolidated statements of operations and comprehensive loss.
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
In addition, ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is more likely than not to be realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. There were no unrecognized tax benefits in the years ended December 31, 2014, 2015 and 2016.
The Company records interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2014, 2015 and 2016, the Company did not recognize any interest and penalties related to unrecognized tax benefits.

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The guidance simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of excess tax benefits in the consolidated statements of cash flows. This amendment is effective for annual periods beginning after December 15, 2016, and early adoption is permitted.

The Company elected to early adopt the new guidance in the fourth quarter of fiscal year 2016 which requires it to reflect any adjustments as of January 1, 2016, the beginning of the annual period that includes the interim period of adoption. The impact of the early adoption resulted in the following:

•
Due to the Company's net shortfall position upon the time of adoption, the new standard resulted in additional tax expense in our provision for income taxes rather than paid-in capital of $0.9 million for the year ended December 31, 2016. The Company's beginning retained earnings was not impacted by the early adoption as the Company had a full valuation allowance against the U.S. deferred tax assets as of December 31, 2015.

•
As a result of prior guidance that required excess tax benefits reduce taxes payable prior to recognition as an increase in paid in capital, the Company had not recognized certain deferred tax assets (loss carryforwards) that could be attributed to tax deductions related to equity compensation in excess of compensation recognized for financial reporting. As of January 1, 2016, the Company had generated federal and state net operating loss carryforwards due to excess tax benefits of $1.5 million and$0.7 million, respectively.

•
The Company elected to eliminate the forfeiture rate and adopted the new policy to account for forfeitures in the period that they are incurred, and applied this policy on a modified retrospective basis. The impact of eliminating the forfeiture rate increased the stock compensation recorded in 2016 by $0.9 million, which included an immaterial prior period adjustment that the Company recorded through the consolidated statement of operations and comprehensive loss for the year ended December 31, 2016.

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
The Company’s potentially dilutive shares of common stock are excluded from the diluted weighted-average number of shares of common stock outstanding as their inclusion in the computation would be anti-dilutive due to net losses. For the years ended December 31, 2014, 2015 and 2016, all non-vested shares granted prior to the Company’s IPO in October 2013, stock options, restricted stock awards and restricted stock units were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive as a result of the net losses for these periods.

	For the Year Ended December 31,
	2014	2015	2016
	(in thousands, except share amounts and per share data)
Computation of basic and diluted net loss per share:
Net loss attributable to Endurance International Group Holdings, Inc.	$(42,835)	$(25,770)	$(72,831)
Net loss per share attributable to Endurance International Group Holdings, Inc.:
Basic and diluted	$(0.34)	$(0.20)	$(0.55)
Weighted average number of common shares used in computing net loss per share attributable to Endurance International Group Holdings, Inc.:
Basic and diluted	127,512,346	131,340,557	133,415,732

The following number of weighted average potentially dilutive shares were excluded from the calculation of diluted loss per share because the effect of including such potentially dilutive shares would have been anti-dilutive:

	For the Year Ended December 31,
	2014	2015	2016
Restricted Stock Awards	2,512,755	3,019,349	8,019,241
Options	5,436,298	6,723,589	10,380,991
Total	7,949,053	9,742,938	18,400,232

Guarantees
The Company has the following guarantees and indemnifications:
In connection with its acquisitions of companies and assets from third parties, the Company may provide indemnification or guarantees to the sellers in the event of damages for breaches or other claims covered by such agreements.
In connection with various vendor contracts, including those by which a product or service of a third party is offered to subscribers of the Company, the Company may guarantee the obligations of its subsidiaries or provide indemnification to the vendors in the event of damages for breaches or other claims covered by the contracts.
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
Through December 31, 2016, the Company had not experienced any losses related to these indemnification obligations and no claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and consequently concluded that the fair value of these obligations is negligible and no related liabilities were established.
Recent Accounting Pronouncements - Recently Adopted

The Company adopted ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, beginning on January 1, 2016, and retrospectively for all periods presented. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The unamortized value of deferred financing costs associated with our revolving credit facility were not affected by the ASU and continue to be presented as an asset on the Company’s consolidated balance sheets.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This new guidance requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer needs to record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the provisional amounts, calculated as if the accounting had been completed as of the acquisition date. ASU 2015-16 is effective for annual reporting periods beginning after December 15, 2015. The Company adopted ASU 2015-16 which did not have a material effect on its accounting processes, adjustments made during the period were immaterial.

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The guidance simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of excess tax benefits in the consolidated statements of cash flows. The Company elected to early adopt the new guidance in the fourth quarter of fiscal year 2016 which requires it to reflect any adjustments as of January 1, 2016, the beginning of the annual period that includes the interim period of adoption. Refer to Stock-Based Compensation above for further information.
Recent Accounting Pronouncements - Recently Issued

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) , or ASU 2014-09, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. Since then, the FASB has also issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606), Principals versus Agent Considerations and ASU 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing, which further elaborate on the original ASU No. 2014-09. The core principle of these updates is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgments and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. In July 2015, the FASB approved a one-year deferral of the effective date to January 1, 2018, with early adoption to be permitted as of the original effective date of January 1, 2017. Once this standard becomes effective, companies may use either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company has performed an initial assessment of ASU 2014-09, and expects that this new guidance will impact the timing of when certain sales incentive payments, primarily external parties, are charged to expense as these costs must be deferred over the life of the related customer contract. The Company also expects that a considerable portion of its revenue recognition will not be materially impacted by this new guidance. The Company is currently calculating the impact of all expected changes from this guidance, and expects to have these calculations complete during the second half of fiscal 2017. After completing these calculations, the Company will then determine the transition method to be applied upon adoption.

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. This new standard enhances the reporting model for financial instruments to provide users of financial statements with more decision-useful information. This amendment is effective for annual periods beginning after December 15, 2017, and early adoption is permitted. The Company is currently evaluating the impact of its pending adoption of the new standard on its consolidated financial statements, but does not believe that this will have a material effect.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of its pending adoption of the new standard on its consolidated financial statements, but expects that it will increase its assets and liabilities.

In March 2016, the FASB issued Accounting Standards Update No. 2016-07, Investments—Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting. This new guidance removes the requirement for retroactive adjustment when an increase or decrease in the level of ownership qualifies an investment for the equity method. This amendment is effective for fiscal years beginning after December 15, 2016. The Company does not expect a material impact on its financial position or results of operations from adoption of this standard.

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

In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory. This new standard improves the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. This amendment is effective for annual periods beginning after December 15, 2018, and early adoption is permitted. The Company does not believe the adoption of this ASU will have a material impact on its consolidated Financial Statements.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows: Restricted Cash. This new standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and restricted cash. This amendment is effective for annual periods beginning after December 15, 2017, and early adoption is permitted. The Company does not believe the adoption of this ASU will have a material impact on its consolidated Financial Statements.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment. This new standard eliminates Step 2, and instead an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. This amendment is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis .The Company is currently evaluating the impact of its pending adoption of the new standard on its consolidated financial statements.

3. Acquisitions

The Company accounts for the acquisitions of businesses using the purchase method of accounting. The Company allocates the purchase price to the tangible and identifiable intangible assets and liabilities assumed based on their estimated fair values. Purchased identifiable intangible assets typically include subscriber relationships, trade names, domain names held for sale, developed technology and IPR&D. The methodologies used to determine the fair value assigned to subscriber relationships and domain names held for sale are typically based on the excess earnings method that considers the return received from the intangible asset and includes certain expenses and also considers an attrition rate based on the Company’s internal subscriber analysis and an estimate of the average life of the subscribers. The fair value assigned to trade names is typically based on the income approach using a relief from royalty methodology that assumes that the fair value of a trade name can be measured by estimating the cost of licensing and paying a royalty fee for the trade name that the owner of the trade name avoids. The fair value assigned to developed technology typically uses the relief from royalty method. The fair value assigned to IPR&D is based on the relief from royalty method. If applicable, the Company estimates the fair value of contingent consideration payments in determining the purchase price. The contingent consideration is then adjusted to fair value in subsequent periods as an increase or decrease in current earnings in general and administrative expense in the consolidated statements of operations and comprehensive loss.
Acquisitions—2015

Verio
On May 26, 2015, the Company acquired the assets of the U.S. retail portion of the Verio business of NTT America, Inc., which is a provider of shared, virtual private server (“VPS”) and dedicated hosting services.
The aggregate purchase price was $13.0 million, of which $10.5 million was paid in cash at the closing. The Company was obligated to pay the remaining cash consideration of $2.5 million on the first anniversary of the acquisition, less amounts used to satisfy any obligation determined to be owed to the Company for any indemnity pursuant to the asset purchase agreement. As of December 31, 2016, the Company has paid approximately $2.4 million of the remaining cash consideration, while $50,000 has been retained as a hold-back until certain conditions are satisfied.
The purchase price of $13.0 million has been allocated to intangible assets consisting of subscriber relationships and trade names of $13.1 million and $0.1 million, respectively, and goodwill of $1.2 million, offset by deferred revenue of $1.4 million. Goodwill related to the acquisition is deductible for tax purposes and related primarily to expected synergies.

World Wide Web Hosting
On June 25, 2015, the Company acquired substantially all of the assets of World Wide Web Hosting ("WWWH"), which is a provider of web presence solutions doing business under the brand name Site5. The Company previously had an equity interest in WWWH, which was originally acquired when the Company acquired Hostgator.com LLC on July 13, 2012.
The aggregate purchase price was $34.9 million, $23.0 million of which was payable in cash and $11.9 million of which was the implied value of the pro rata interest in the acquired assets that the Company obtained upon the seller’s redemption of its 40% equity interest in WWWH. The Company recognized a $5.4 million gain as a result of this redemption, which was recorded as other income in the Company’s consolidated statement of operations and comprehensive loss. Of the $23.0 million payable in cash, $18.4 million was paid at the closing and the Company was obligated to pay the remaining cash consideration of $4.6 million on the first anniversary of the acquisition, less amounts used to satisfy any obligation determined to be owed to the Company for any indemnity pursuant to the asset purchase agreement. The Company paid the remaining cash consideration of $4.6 million during the year ended December 31, 2016.
The purchase price of $34.9 million has been allocated to intangible assets consisting of subscriber relationships and trade names of $11.0 million and $1.9 million, respectively, goodwill of $23.3 million, and prepaid expenses and other current assets of $1.2 million, offset by deferred revenue of $2.5 million. Goodwill related to the acquisition is deductible for tax purposes and related primarily to expected synergies.
Ace Data Center and Ace Holdings
On September 21, 2015, the Company entered into a purchase agreement with Ace Data Center ("Ace DC") to acquire substantially all of the assets of Ace DC and with Ace Holdings and its owners to acquire all of the ownership interests in Ace Holdings. Ace DC is the manager of a data center that provides colocation, infrastructure and carrier-neutral connectivity services. This data center is the Company’s largest data center. Ace Holdings owns the real property, improvements and building at and on which the data center is located, including certain non-systems equipment and personal property.
The aggregate purchase price was $74.0 million, of which $44.4 million was paid in cash at the closing. Under the terms of the purchase agreement, within approximately 75 days of the closing date of the acquisition, the purchase consideration was subject to a working capital adjustment and a tax gross up adjustment, which resulted in an additional $0.7 million payment from the Company on December 2, 2015. The Company was obligated to pay the remaining cash consideration of $31.5 million on the first anniversary of the acquisition, less amounts used to satisfy any obligation determined to be owed to the Company for any indemnity pursuant to the asset purchase agreement. The net present value of the remaining cash consideration was $28.9 million, which was the amount used to calculate the $74.0 million aggregate purchase price above. An aggregate amount of $0.7 million for the accretion of the present value of the remaining cash consideration was included in interest expense for the year ended December 31, 2015, resulting in the net present value of the remaining cash consideration at December 31, 2015 of $29.6 million. The Company paid the remaining cash consideration during the year ended December 31, 2016 of $31.4 million.
The purchase price of $74.0 million has been allocated to property and equipment, including real property, of $12.1 million, goodwill of $62.2 million, prepaid expenses and other current assets of $0.2 million and developed technology of $0.1 million, offset by other liabilities of $0.6 million. The goodwill reflects the value of estimated cost efficiencies gained for the Company by owning its own data center. Goodwill related to the acquisition is deductible for tax purposes.

Ecommerce
On November 2, 2015, the Company acquired the assets of Ecommerce, which is a provider of shared, VPS and cloud hosting services, domain registration services and add-on products.
The aggregate purchase price was $28.0 million, of which $23.8 million was paid in cash at the closing. The Company was obligated to pay the remaining cash consideration of $4.2 million on the first anniversary of the acquisition, less amounts used to satisfy any obligation determined to be owed to the Company for any indemnity pursuant to the asset purchase agreement. The Company paid the remaining cash consideration during the year ended December 31, 2016.
The purchase price of $28.0 million has been allocated to intangible assets consisting of subscriber relationships, intellectual property and trade names of $9.4 million, $4.4 million and $0.1 million, respectively, and goodwill of $16.7 million, offset by deferred revenue of $2.6 million. Goodwill reflects the value of estimated synergies and is deductible for tax purposes.
Acquisitions—2016

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

On January 6, 2016, the Company partially exercised this option, which increased its stake in WZ UK from 49% to 57.5%. Upon the exercise of the option, the Company estimated the fair value of the assets and liabilities in accordance with the guidance for business combinations and estimated that the value of the noncontrolling interest (“NCI”) on January 6, 2016 was $10.8 million. The estimated aggregate purchase price of $22.2 million included a gain of $11.4 million that was calculated based on the implied fair value of the Company’s 49.0% equity investment and the NCI of $10.8 million, which were allocated to goodwill of $21.6 million, intangible assets consisting of subscriber relationships of $4.9 million, and property, plant and equipment of $0.3 million, offset by deferred revenue of $3.3 million and negative working capital of $1.3 million. Goodwill related to the acquisition, which is part of the Company’s web presence reporting segment, is not deductible for tax purposes. Goodwill reflected primarily marketing know-how of the acquired company.

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

Concurrent with the restructuring, the Company amended the put and call option described above to provide for Company to acquire the remaining 13.6% equity interest in WZ UK for $25.0 million under certain circumstances, either through a put option that is exercisable by the minority shareholders of WZ UK beginning on July 1, 2017, or by a call option that is exercisable by the Company beginning on January 1, 2018. The Company started accreting the $25.0 million starting in July 2016. Refer to Note 13: Redeemable Non-controlling Interest, for further details.

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

The aggregate purchase price of $1.1 billion, which was paid in cash at the closing, is being allocated to intangible assets consisting of subscriber relationships, developed technology and trade names of $263.0 million, $83.0 million and $52.0 million, respectively, goodwill of $604.3 million, property and equipment of $39.6 million, and working capital of $184.2 million, offset by a net deferred tax liability of $125.1 million and deferred revenue of $25.2 million. The goodwill reflects the value of expected synergies.

Goodwill related to the acquisition, which is included in the Company’s email marketing reporting unit, is not deductible for tax purposes.

Pro Forma Disclosure

The Company acquired Constant Contact on February 9, 2016, and the results of Constant Contact have been included in the results of the Company since February 10, 2016. The following unaudited information is presented as if the Constant Contact acquisition was completed as of January 1, 2015. The Company has not presented unaudited pro forma results for the quarterly and annual periods following March 31, 2016, as Constant Contact is included for the entire fiscal periods after that date. The unaudited pro forma results are not necessarily indicative of the actual results that would have occurred had the transaction actually taken place at the beginning of the period indicated.

Unaudited pro forma revenue for the fiscal years ended December 31, 2015 and 2016 was $1.1 billion and $1.2 billion, respectively. Unaudited pro forma net loss attributable to Endurance International Group Holdings, Inc. for the fiscal years ended December 31, 2015 and 2016 was $107.8 million, and $59.1 million, respectively. Unaudited pro forma net loss includes adjustments for additional interest expense related to the debt incurred in connection with the acquisition of Constant Contact.

Pro forma revenue for the fiscal year ended December 31, 2016 has been reduced by $15.2 million due to the application of purchase accounting for Constant Contact, which reduced the fair value of deferred revenue as of the closing date. Additionally, pro forma net loss for the year ended December 31, 2016 includes restructuring charges of approximately $22.2 million as the Company implemented plans to reduce the cost structure of the combined businesses.

AppMachine B.V.

In December 2014, the Company made an aggregate investment of $15.2 million to acquire a 40.0% ownership interest in AppMachine B.V. (“AppMachine”), which is a developer of software that allows users to build mobile applications for smart devices such as phones and tablets. Under the terms of the investment agreement for AppMachine, the Company was obligated to purchase the remaining 60.0% of AppMachine in three tranches of 20.0% within specified periods if AppMachine achieved a specified minimum revenue threshold within a designated timeframe. The consideration for each of those three tranches was to be calculated as the product of AppMachine’s revenue, as defined in that investment agreement, for the trailing twelve-month period prior to the applicable determination date times a specified multiple based upon year over year revenue growth multiplied by 20.0%.

On July 27, 2016, the Company acquired the remaining 60% equity interest in AppMachine, increasing the Company’s stake to 100%. In connection with the acquisition, the parties terminated the prior investment agreement pursuant to which the Company was obligated to purchase the remaining shares in AppMachine in three tranches. The total consideration based on the new agreement was $22.5 million, of which $5.5 million was paid upon closing, and the remaining $17.0 million (which includes $4.0 million of post-acquisition compensation expense) will be paid in annual installments over a period of four years, commencing with June 21, 2017. The net present value of the additional consideration is $11.5 million, which is included in the aggregate purchase price and recorded as deferred consideration in the Company’s consolidated balance sheets as of December 31, 2016. The remaining $1.5 million is being accreted as interest expense. The $4.0 million relating to retention bonuses is being accrued over the employment term associated with these employees.

On the date of acquisition, the Company recognized a loss of $4.9 million that was calculated based on the implied fair value of the investment, which was recorded in other income (expense) in the Company’s consolidated statements of operations and comprehensive loss.

The purchase price of $25.7 million, which consists of the purchase consideration of $13.0 million, at a present value of $11.5 million, and the carrying value of the existing investment of $13.6 million, partially offset by the loss of $4.9 million, is being allocated on a preliminary basis to intangible assets consisting of subscriber relationships of $0.1 million, developed technology of $1.7 million, and technology in the process of development of $1.7 million, goodwill of $21.5 million, property and equipment of $0.6 million, and working capital of approximately $0.4 million, offset by deferred revenue of $0.2 million, and other long term liabilities of $0.1 million. Goodwill related to the acquisition, which is included in the Company’s web presence reporting unit, is not deductible for tax purposes. The goodwill reflects the value of expected synergies and technology know-how.

Financial Performance

The Company recorded revenue attributable to its 2016 acquisitions in its consolidated statements of operations and comprehensive loss for the year-ended December 31, 2016 of $340.9 million. The 2016 acquisitions generated a net loss for the year ended December 31, 2016 of $46.0 million which is recorded in the Company’s consolidated statements of operations and comprehensive loss. The $32.3 million of transaction expenses in the Company’s consolidated statements of operations and comprehensive loss included a $16.8 million charge related to the accelerated vesting of certain Constant Contact equity awards, and approximately $15.5 million in advisor, legal, and other acquisition-related fees.

For the intangible assets acquired in connection with all acquisitions completed during the twelve months ended December 31, 2016, developed technology has a weighted-useful life of 4.1 years, subscriber relationships have a weighted-useful life of 4.4 years and trade names have a weighted-useful life of 4.7 years.
Summary of Deferred Consideration Related to Acquisitions
Components of deferred consideration short-term and long-term as of December 31, 2015, consisted of the following:

	Short- term	Long- term
	(in thousands)
Mojoness, Inc. (Acquired in 2012)	$657	$813
Typepad (Acquired in 2013)	2,800	—
Webzai (Acquired in 2014)	2,848	—
BuyDomains (Acquired in 2014)	4,283	—
Verio (Acquired in 2015)	2,474	—
WWWH (Acquired in 2015)	4,600	—
Ace (Acquired in 2015)	29,626	—
Ecommerce (Acquired in 2015)	4,200	—
Total	$51,488	$813

Components of deferred consideration short-term and long-term as of December 31, 2016, consisted of the following:

	Short- term	Long- term
	(in thousands)
Mojoness, Inc. (Acquired in 2012)	$818	$—
Verio (Acquired in 2015)	50	—
Social Booster (Acquired in 2016)	40	25
AppMachine (Acquired in 2016)	4,365	7,419
Total	$5,273	$7,444
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
As of December 31, 2015 and 2016, the Company’s financial assets or liabilities required to be measured on a recurring basis are accrued earn-out consideration payable in connection with the 2012 acquisition of certain assets of Mojoness, Inc., or Mojo, and the 2015 interest rate cap. The Company has classified its interest rate cap discussed in Note 5 below within Level 2 of the fair value hierarchy. The Company has classified its liabilities for contingent earn-out consideration related to the Mojo acquisition within Level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which included probability weighted cash flows. During the year ended December 31, 2014, the Company paid $0.2 million related to the earn-out provisions for the Mojo acquisition and recorded $23.0 million related to the 2014 domain name business acquisition of which $14.0 million was paid during the year ended December 31, 2014. The Company recorded a $0.4 million change in fair value of the earn-out consideration related to Mojo and the 2014 domain name business during the year ended December 31, 2014. During the year ended December 31, 2015, the Company paid $0.5 million related to the earn-out provisions for the Mojo acquisition and paid $10.1 million related to the earn-out provisions of the 2014 domain name business acquisition. The Company recorded a $1.2 million change in fair value of the earn-out consideration related to the earn-out provisions of the Mojo and 2014 domain name business acquisitions during the year ended December 31, 2015. During the year ended December 31, 2016, the Company paid $0.7 million related to the earn-out provisions for the Mojo acquisition. The Company recorded an immaterial change in fair value of the earn-out consideration related to the earn-out provisions for the Mojo acquisition.
The earn-out consideration in the table below is included in total deferred consideration in the Company’s consolidated balance sheets.

Basis of Fair Value Measurements

	Balance	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Balance at December 31, 2015
Financial assets:
Interest rate cap (included in other assets)	$3,130	—	$3,130	$—
Total financial assets	$3,130	$—	$3,130	$—
Financial liabilities:
Contingent earn-out consideration	$1,469	—	—	$1,469
Total financial liabilities	$1,469	$—	$—	$1,469
Balance at December 31, 2016
Financial assets:
Interest rate cap (included in other assets)	$979	—	$979	$—
Total financial assets	$979	$—	$979	$—
Financial liabilities:
Contingent earn-out consideration	$818	—	—	$818
Total financial liabilities	$818	$—	$—	$818

The following table summarizes the changes in the financial liabilities measured on a recurring basis using Level 3 inputs as of December 31, 2015 and 2016:

Amount
(in thousands)
Financial liabilities measured using Level 3 inputs at January 1, 2015	$10,887
Payment of contingent earn-out related to 2012 and 2014 acquisitions	(10,592)
Change in fair value of contingent earn-outs	1,174
Financial liabilities measured using Level 3 inputs at December 31, 2015	1,469
Payment of contingent earn-outs related to 2012 acquisitions	(668)
Change in fair value of contingent earn-outs	17
Financial liabilities measured using Level 3 inputs at December 31, 2016	$818
5. Derivatives and Hedging Activities
Risk Management Objective of Using Derivatives
The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company may enter into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments, principally related to the Company’s investments and borrowings.

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
The effective portion of changes in the fair value of derivatives that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income (“AOCI”), and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Any ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. There was no ineffectiveness recorded in earnings for the year ended December 31, 2016.
As of December 31, 2016, the Company had one interest rate cap with $500.0 million notional outstanding that was designated as a cash flow hedge of interest rate risk. The fair value of the interest rate contracts on the consolidated balance sheet as of December 31, 2015 and 2016 was $3.1 million and $1.0 million, respectively, and the Company recognized an immaterial amount of interest expense in the Company's consolidated statement of operations for both periods. The Company recognized a $1.4 million gain, net of tax benefit of $0.8 million in AOCI for the year ended December 31, 2016, of which the Company estimates that $0.6 million will be reclassified as an increase to interest expense in the next twelve months. For the year ended December 31, 2015, the Company recognized a $0.1 million gain in AOCI.

6. Property and Equipment and Capital Lease Obligations
Components of property and equipment consisted of the following:

	As of December 31,
	2015	2016
	(in thousands)
Land	$713	$790
Building	5,091	5,517
Software	40,336	52,130
Computers and office equipment	97,332	143,091
Furniture and fixtures	5,914	10,892
Leasehold improvements	7,126	21,244
Construction in process	6,137	6,691
Property and equipment—at cost	162,649	240,355
Less accumulated depreciation	(86,887)	(145,083)
Property and equipment—net	$75,762	$95,272
Depreciation expense related to property and equipment for the years ended December 31, 2014, 2015 and 2016, was $31.0 million, $34.0 million, and $60.4 million, respectively.

The Company evaluates long-lived assets such as property plant and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indicators of impairment are present and undiscounted future cash flows are less than the carrying amount, the fair value of the assets is determined and compared to the carrying value. If the fair value is less than the carrying value, then the carrying value of the asset is reduced to the estimated fair value and an impairment loss is charged to expense in the period the impairment is identified. During the year ended December 31, 2016, the Company determined that a portion of an internally developed software tool would not meet its needs following the acquisition of Constant Contact. As a result, the Company recorded a $2.0 million impairment charge in engineering and development expense in the Company’s consolidated statements of operations and comprehensive loss. Additionally, during the year ended December 31, 2016, the Company recorded an impairment charge of $0.5 million in engineering and development expense relating to internally developed software, developed after the Webzai acquisition, which closed in August 2014, after evaluating it for impairment in accordance with ASC 360, Property, Plant and Equipment. This software is also linked to certain developed technology that was acquired as part of the Webzai acquisition and was also determined to be impaired. Refer to Note 7: Goodwill and Other Intangible Assets for further details.

Both of these impairment charges discussed above were recognized in the Company's web presence segment.
During the years ended December 31, 2015 and 2016, the Company entered into agreements to lease software licenses for use on certain data center server equipment for terms ranging from thirty-six months to thirty-nine months.

As of December 31, 2015 and 2016, the Company’s software shown in the above table included the software assets under a capital lease as follows:

	As of December 31,
	2015	2016
	(in thousands)
Software	$21,499	$21,499
Less accumulated depreciation	(8,412)	(14,750)
Assets under capital lease—net	$13,087	$6,749
At December 31, 2016, the expected future minimum lease payments under the capital lease discussed above were approximately as follows:

Amount
(in thousands)
2017	6,895
2018	575
Total minimum lease payments	$7,470
Less amount representing interest	(268)
Present value of minimum lease payments (capital lease obligation)	$7,202
Current portion	$6,690
Long-term portion	$512
7. Goodwill and Other Intangible Assets
The following table summarizes the changes in the Company’s goodwill balances as of December 31, 2015 and 2016:

	Web Presence Unit	Email Marketing Unit	Total
	Amount	Amount	Amount
	(in thousands)	(in thousands)	(in thousands)
Goodwill balance at January 1, 2015	$1,105,023	$—	$1,105,023
Goodwill related to 2015 acquisitions	103,444	—	103,444
Foreign translation impact	(1,212)	—	(1,212)
Goodwill balance at December 31, 2015	1,207,255	—	1,207,255
Goodwill related to 2015 acquisitions	5,978	—	5,978
Goodwill related to 2016 acquisitions	43,019	604,305	647,324
Foreign translation impact	(648)	—	(648)
Goodwill balance at December 31, 2016	$1,255,604	$604,305	$1,859,909
In accordance with ASC 350, the Company reviews goodwill and other indefinite-lived intangible assets for indicators of impairment on an annual basis and between tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount.
As of December 31, 2015 and, 2016, the fair value of each of the Company’s reporting units exceeded the carrying value of the reporting unit’s net assets. Therefore, no impairment existed as of those dates.

At December 31, 2015, other intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(dollars in thousands)
Developed technology	$205,925	$80,795	$125,130	7 years
Subscriber relationships	397,791	256,461	141,330	5 years
Trade-names	81,792	42,080	39,712	6 years
Intellectual property	34,020	6,596	27,424	13 years
Domain names available for sale	27,859	3,107	24,752	Indefinite
Leasehold interests	314	314	—	1 year
In-process research and development	1,438	—	1,438	—
Total December 31, 2015	$749,139	$389,353	$359,786
At December 31, 2016, other intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(dollars in thousands)
Developed technology	$284,005	$111,348	$172,657	7 years
Subscriber relationships	659,662	345,070	314,592	7 years
Trade-names	133,805	57,789	76,016	8 years
Intellectual property	34,084	10,270	23,814	13 years
Domain names available for sale	29,954	4,976	24,978	Indefinite
Leasehold interests	314	314	—	1 year
Total December 31, 2016	$1,141,824	$529,767	$612,057

During the year ended December 31, 2016, the Company wrote-off acquired in-process research and development of $1.4 million related to its acquisition of Webzai and $0.8 million related to its acquisition of AppMachine, as the Company had abandoned certain research and development projects in favor of other projects. Additionally, during the year ended December 31, 2016, the Company recorded an impairment charge of $4.4 million relating to developed technology from the Webzai acquisition, after evaluating it for impairment in accordance with ASC 350. This developed technology is also linked to certain internally developed software that was developed at Webzai after its acquisition by the Company which was also determined to be impaired. Refer to Note 6: Property and Equipment and Capital Lease Obligations, for further details.
Both of the impairments described above were recognized in the web presence segment.
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
The Company’s amortization expense is included in cost of revenue in the aggregate amounts of $102.7 million, $91.1 million, and $143.6 million for the years ended December 31, 2014, 2015 and 2016, respectively.

At December 31, 2016, the expected future amortization of the other intangible assets, excluding indefinite life and in-process research and development intangibles, was approximately as follows:

Year Ending December 31,	Amount
(in thousands)
2017	$137,000
2018	103,000
2019	86,000
2020	72,000
2021	62,000
Thereafter	127,000
Total	$587,000
8. Investments
As of December 31, 2015 and 2016, the Company’s carrying value of investments in privately-held companies was $27.9 million and $15.9 million, respectively.
In January 2012, the Company made an initial investment of $0.3 million to acquire a 25% interest in BlueZone Labs, LLC (“BlueZone”), a provider of “do-it-yourself” tools and managed search engine optimization services.
The Company also has an agreement with BlueZone to purchase products and services. During the years ended December 31, 2015 and 2016, the Company purchased $1.1 million and $1.6 million, respectively, of products and services from BlueZone, which is included in the Company’s consolidated statements of operations and comprehensive loss. As of

December 31, 2015 and 2016, $0.1 million and $0.1 million, respectively, relating to our investment in BlueZone was included in accounts payable and accrued expense in the Company’s consolidated balance sheet.
In July 2012, the Company assumed a 50% interest in WWWH, a provider of web presence solutions, with a fair value of $10.0 million. On October 31, 2013, the Company sold 20% of its ownership interest, or 10% of the capital stock of WWWH, reducing its equity interest to 40%. On June 25, 2015, the Company acquired substantially all of the assets of WWWH. In connection with the asset purchase agreement dated June 25, 2015, the seller redeemed from the Company its 40% equity interest in exchange for a pro rata interest in the acquired assets, which had an estimated implied value of $11.9 million. The Company recognized a $5.4 million gain as a result of the redemption of its equity interest, which was recorded as other income for the year ended December 31, 2015 in the Company’s consolidated statements of operations and comprehensive loss. In addition, the Company received a $3.5 million repayment of total notes receivable that were due to the Company from the seller of WWWH prior to the acquisition. For more detail, see Note 3: Acquisitions to the consolidated financial statements.
In May 2014, the Company made a strategic investment of $15.0 million in Automattic, Inc. (“Automattic”), which provides content management systems associated with WordPress. The investment represents less than 5.0% of the outstanding shares of Automattic and better aligns the Company with an important partner.
In August 2014, the Company made an aggregate investment of $3.9 million for a joint venture with a 49.0% ownership interest in WZ UK Ltd., which is a provider of technology and sales marketing services associated with web builder solutions. On January 6, 2016, the Company exercised an option to increase its stake in WZ UK Ltd from 49.0% to 57.5%. Refer to Note 3: Acquisitions for further details.
During 2014 and 2015, the Company had a license agreement with WZ UK Ltd. to license certain technology to WZ UK Ltd. to enable it to use, develop, market, distribute, host and support website builder applications. Under the terms of the license agreement, the Company received a royalty payment in the amount of 4.5% of all billings in the previous month, net of any refunds, chargebacks and any other credits applied. During the years ended December 31, 2014 and 2015, the Company recognized $0.0 million and $0.4 million, respectively, of royalty revenue under the terms of the license agreement.
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
As of December 31, 2015, WZ UK Ltd. had total assets of $2.1 million, and total liabilities of $6.7 million. On January 6, 2016, the Company exercised its option to increase its stake on WZ UK Ltd. from 49.0% to 57.5%, thereby acquiring a controlling interest. As of December 31, 2016, WZ UK Ltd. is consolidated in the Company's financial statements. Refer to Note 3: Acquisitions and Note 13: Redeemable Non-controlling Interest, for further details.
In December 2014, the Company also made an aggregate investment of $15.2 million to acquire a 40.0% ownership interest in AppMachine, which is a developer of software that allows users to build mobile applications for smart devices such as phones and tablets. Under the terms of the investment agreement for AppMachine the Company was obligated to purchase the remaining 60.0% of AppMachine in three tranches of 20.0% within specified periods if AppMachine achieved a specified minimum revenue threshold within a designated timeframe. The agreement was terminated in July 2016, when the Company acquired the remaining 60.0% of the equity interest in AppMachine. Refer to Note 3: Acquisitions for further details.

On March 3, 2016, the Company purchased a $0.6 million convertible promissory note from a business that provides web and mobile money management solutions, with the potential for subsequent purchases of additional convertible notes.

On April 8, 2016, the Company made an investment of $5.0 million for a 33.0% equity interest in Fortifico Limited, a company providing a billing, CRM, and affiliate management solution to small and mid-sized businesses. During the year ended December 31, 2016, the Company incurred a charge of $4.7 million to impair the Company's 33% equity interest in Fortifico Limited, after determining that there were diminishing projected future cash flows on this investment.
Investments in which the Company’s interest is less than 20.0% and which are not classified as available-for-sale securities are carried at the lower of cost or net realizable value unless it is determined that the Company exercises significant influence over the investee company, in which case the equity method of accounting is used. For those investments in which the Company’s voting interest is between 20.0% and 50.0%, the equity method of accounting is used. Under this method, the investment balance, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee company, as they occur, limited to the extent of the Company’s investment in, advances to and commitments for the investee. These adjustments are reflected in equity (income) loss of unconsolidated entities, net of tax in the Company’s consolidated statements of operations and comprehensive loss. The Company recognized net losses of $0.1 million, $14.6 million, and $1.3 million for the years ended December 31, 2014, 2015 and 2016, respectively, related to its investments.
From time to time, the Company may make new and follow-on investments and may receive distributions from investee companies. As of December 31, 2016, the Company was not obligated to fund any follow-on investments in these investee companies.
As of December 31, 2016, the Company did not have an equity method investment in which the Company’s proportionate share exceeded 10% of the Company’s consolidated assets or income from continuing operations. As of December 31, 2016, the Company did not have an equity method investment in which the Company’s proportionate share of net losses exceeded 20% of net loss of the Company’s consolidated statement of operations and comprehensive loss.
9. Notes Payable

At December 31, 2015 and 2016, notes payable, net of original issuance discount and deferred financing costs, consisted of the following:

	For the Year Ended December 31,
	2015	2016
	(in thousands)
First Lien Term Loan	$1,025,385	$985,640
Incremental First Lien Term Loan	—	674,860
Senior Notes	—	326,480
Revolving Credit Facilities	67,000	—
Total Notes Payable	1,092,385	1,986,980
Current portion of Notes Payable	77,500	35,700
Notes Payable - long-term	$1,014,885	$1,951,280
 First Lien Term Loan
The Company has a first lien term loan (“First Lien”), which originated in November 2013, had an original balance of $1,050.0 million and a maturity date of November 9, 2019. As of December 31, 2015 and 2016, the First Lien had an outstanding balance of:

	For the Year Ended December 31,
	2015	2016
First Lien Term Loan	$1,026,375	$985,875
Unamortized deferred financing costs	(990)	(235)
Net First Lien Term Loan	1,025,385	985,640
Current portion of First Lien Term Loan	10,500	21,000
First Lien Term Loan - long term	$1,014,885	$964,640

The First Lien automatically bears interest at the bank’s reference rate unless the Company gives notice to opt for LIBOR-based interest rate term loans. During the year ended December 31, 2015 and during the period January 1, 2016 through February 8, 2016, the interest rate for a LIBOR based interest term loan was 4.00% plus the greater of the LIBOR rate or 1.00%, and the interest rate for a reference rate term loan was 3.00% per annum plus the greater of the prime rate, the federal funds effective rate plus 0.50%, an adjusted LIBOR rate or 2.00%. The First Lien bore interest at a LIBOR-based rate of 5.00% during this period.
As a result of the refinancing on February 9, 2016 (the “Refinancing”) in connection with the acquisition of Constant Contact and the triggering of the “most-favored nation” pricing provision in the First Lien, the interest rate on the First Lien increased to LIBOR (subject to a LIBOR floor of 1.0%) plus 5.23% per annum starting February 9, 2016 and to LIBOR (subject to a LIBOR floor of 1.0%) plus 5.48% per annum on February 28, 2016. The interest rate on a reference First Lien loan increased to reference rate (subject to a floor of 2.0%) plus 4.23% per annum starting February 9, 2016 and to reference rate (subject to a floor of 2.0%) plus 4.48% per annum starting February 28, 2016.
The First Lien requires quarterly mandatory repayments of principal. During the year ended December 31, 2015, these mandatory repayments were set at $2.6 million at the end of each quarter. As a result of the Refinancing, the Company is obligated to use commercially reasonable efforts to make voluntary repayments on the First Lien to effectively double the amount of each scheduled amortization payment under this facility. During the year ended December 31, 2015, the Company repaid $10.5 million against the First Lien. During the year ended December 31, 2016, the Company made mandatory repayments of $10.5 million and voluntary prepayments of $30.0 million against the First Lien.
Interest is payable on maturity of the elected interest period for a LIBOR-based interest loan, which can be one, two, three or 6 months. Interest is payable at the end of each fiscal quarter for a reference rate interest First Lien loan.

Incremental First Lien Term Loan
In connection with the acquisition of Constant Contact on February 9, 2016, the Company entered into the Incremental First Lien Term Loan (the “Incremental First Lien”) in the principal amount of $735.0 million. As of December 31, 2016, the First Lien had an outstanding balance of:

For the Year Ended December 31,
2016
Incremental First Lien Term Loan	$720,300
Unamortized deferred financing costs	(25,869)
Unamortized original issue discounts	(19,571)
Net Incremental First Lien Term Loan	674,860
Current portion of Incremental First Lien Term Loan	14,700
Incremental First Lien Term Loan - long term	$660,160

The Incremental First Lien matures seven years from issuance, was issued at a price of 97.0% of par (subject to the payment of an additional upfront fee of 1.0% on February 28, 2016 under certain circumstances), bears interest at a rate of LIBOR plus 5.0% per annum, subject to a LIBOR floor of 1.0% per annum, or at an alternate rate with a spread of 4.0%, subject to a floor of 2.0% per annum, and has scheduled principal payments equal to 0.50% of the original principal per quarter, or $3.7 million, starting September 30, 2016.
The Incremental First Lien automatically bears interest at the bank’s reference rate unless the Company gives notice to opt for LIBOR-based interest rate term loans. Interest is payable on maturity of the elected interest period for a LIBOR-based interest loan, which can be one, two, three or 6 months. Interest is payable at the end of each fiscal quarter for a reference rate loan term loan.
During the year ended December 31, 2016, the Company made $14.7 million in mandatory and voluntary prepayments against the Incremental First Lien.
Revolving Credit Facilities
The Company had an existing credit facility of $125.0 million (the “Prior Revolver”) which originated in November 2013 and had a maturity date of December 22, 2016. The Company could elect to draw down against the Prior Revolver using a LIBOR-rate interest loan or an alternate base interest loan. The interest rate for an alternate rate base revolver loan was 5.25% per annum plus the greater of the prime rate, the federal funds effective rate plus 0.50%, an adjusted LIBOR rate or 2.25%. The interest rate for a LIBOR based revolver loan was 6.25% per annum plus the greater of the LIBOR rate or 1.50%. There was also a non-refundable fee (the "commitment fee"), equal to 0.50% of the daily unused principal amount of the revolver payable in arrears on the last day of each fiscal quarter. As of December 31, 2015, the balance outstanding under the Prior Revolver was $67.0 million, consisting of a loan of $59.0 million which bore interest at a LIBOR-based rate of 7.75% and a loan of $8.0 million which bore interest at an alternate rate of 8.50%.
As a result of the Refinancing, the Company entered into a new revolving facility (the “Current Revolver”), which increased the Company’s available revolving credit to $165.0 million. The Current Revolver has a “springing” maturity date of August 10, 2019 unless the First Lien has been repaid in full or otherwise extended to at least 91 days after the maturity of the Current Revolver. As of December 31, 2016, the Company did not have any balances outstanding under the Current Revolver, and the full amount of the facility, or $165.0 million, was unused and available.
The Company has the ability to draw down against the Current Revolver using a LIBOR-based interest loan or an alternate based interest loan. LIBOR-based interest revolver loans bear interest at a rate of LIBOR plus 4.0% per annum (subject to a leverage-based step-down), without a LIBOR floor. Alternate base interest revolver loans bear interest at the alternate rate plus 3.0% (subject to a leverage-based step down), without an alternate rate floor. There is also a non-refundable commitment fee, equal to 0.50% of the daily unused principal amount (subject to a leverage-based step down), which is payable in arrears on the last day of each fiscal quarter. Interest is payable on maturity of the elected interest period for a LIBOR-based interest loan, which can be one, two, three or 6 months. Interest is payable at the end of each fiscal quarter for a reference rate revolver loan.
Senior Notes
On February 9, 2016, EIG Investors issued $350.0 million aggregate principal amount of Senior Notes (the “Notes”). The Notes will mature on February 1, 2024, were issued at a price of 98.065% of par and bear interest at the rate of 10.875% per annum. The Notes have been fully and unconditionally guaranteed, on a senior unsecured basis, by the Company and its subsidiaries that guarantee the Senior Credit Facilities (including Constant Contact and certain of its subsidiaries). As of December 31, 2016, the Senior Notes had an outstanding balance of:

For the Year Ended December 31,
2016
Senior Notes	$350,000
Unamortized deferred financing costs	(17,238)
Unamortized original issue discounts	(6,282)
Net Senior Notes	326,480
Current portion of Senior Notes	—
Senior Notes - long term	$326,480

Interest on the notes is payable twice a year, on August 1 and February 1.

On January 30, 2017, the Company completed a registered exchange offer for the Notes, as required under the registration rights agreement we entered into with the initial purchasers of the Notes. All of the $350.0 million aggregate principal amount of the original notes was validly tendered for exchange as part of this exchange offer.
Presentation of Debt Issuance Costs

The Company adopted ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” beginning on January 1, 2016, and retrospectively for all periods presented. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Unamortized balances of deferred financing costs relating to the First Lien, and unamortized balances of deferred financing costs and of original issue discounts relating to the Incremental Term Lien and the Notes are presented as a reduction of the notes payable in our consolidated balance sheets. The unamortized value of deferred financing costs associated with our revolving credit facility were not affected by the ASU and continue to be presented as an asset on the Company’s consolidated balance sheets.
Maturity of Notes Payable

The maturity of the notes payable at December 31, 2016 is as follows:

First Lien, Incremental First Lien, and Notes
(in thousands)
2017	$35,700
2018	35,700
2019	958,575
2020	14,700
2021	14,700
Thereafter	996,800
Total	$2,056,175
Interest
The Company recorded $57.4 million, $58.8 million, and $152.9 million in interest expense for the years ended December 31, 2014, 2015 and 2016, respectively.
The following table provides a summary of loan interest rates incurred and interest expense for the years ended December 31, 2014, 2015 and 2016:

	For the Year Ended December 31,
	2014	2015	2016
	(dollars in thousands)
Interest rate—LIBOR	5.00%-7.75%	5.00%-7.75%	4.49%-7.75%
Interest rate—reference	8.50%	8.50%	6.75%-8.75%
Interest rate—Notes	—%	—%	10.875%
Non-refundable fee—unused facility	0.50%	0.50%	0.50%
Interest expense and service fees	$56,247	$56,760	$140,470
Amortization of deferred financing fees	$83	$82	$6,073
Amortization of original issue discounts	$—	$—	$2,970
Amortization of net present value of deferred consideration	$183	$1,264	$2,617
Other interest expense	$901	$722	$758
Total interest expense	$57,414	$58,828	$152,888

Debt Covenants

The First Lien and Incremental First Lien (collectively, the "Senior Credit Facilities") require that the Company complies with a financial covenant to maintain a maximum ratio of consolidated senior secured indebtedness to Bank Adjusted EBITDA (as defined in the credit agreement). Please see "Management's Discussion and Analysis" for further discussion of Bank Adjusted EBITDA and this covenant.

The Senior Credit Facilities also contain covenants that limit the Company's ability to, among other things, incur additional debt or issue certain preferred shares; pay dividends on or make other distributions in respect of capital stock; make other restricted payments; make certain investments; sell or transfer certain assets; create liens on certain assets to secure debt; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; and enter into certain transactions with affiliates. Additionally, the Senior Credit Facilities require the Company to comply with certain negative covenants and specify certain events of default that could result in amounts becoming payable, in whole or in part, prior to their maturity dates. The Company was in compliance with all covenants at December 31, 2016.

With the exception of certain equity interests and other excluded assets under the terms of the Senior Credit Facilities, substantially all of the Company's assets are pledged as collateral for the obligations under the Senior Credit Facilities.

The indenture with respect to the Notes contains covenants that limit the Company's ability to, among other things, incur additional debt or issue certain preferred shares; pay dividends on or make other distributions in respect of capital stock; make other restricted payments; make certain investments; sell or transfer certain assets; create liens on certain assets to secure debt; consolidate, merge sell or otherwise dispose of all or substantially all of its assets; and enter into certain transactions with affiliates. Upon a change of control as defined in the indenture, the Company must offer to repurchase the Notes at 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, up to, but not including, the repurchase date. These covenants are subject to a number of important limitations and exceptions.

The indenture also provides for events of default, which, if any of them occurs, may permit or, in certain circumstances, require the principal, premium, if any, interest and any other monetary obligations on all the then outstanding Notes to be due and payable immediately.

10. Stockholders’ Equity
Preferred Stock
The Company has 5,000,000 shares of authorized preferred stock, par value $0.0001. There were no preferred shares issued or outstanding as of December 31, 2015 and 2016.
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

The Company elected to early adopt Accounting Standards Update No. 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting, in the fourth quarter of fiscal year 2016 which requires it to reflect any adjustments as of January 1, 2016, the beginning of the annual period that includes the interim period of adoption. The guidance simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of excess tax benefits in the consolidated statements of cash flows. The impact of the early adoption resulted in the following:

•
Due to the Company's net shortfall position upon the time of adoption, the new standard resulted in additional tax expense in our provision for income taxes rather than paid-in capital of $0.9 million for the year ended December 31, 2016. The Company's beginning retained earnings was not impacted by the early adoption as the Company had a full valuation allowance against the U.S. deferred tax assets as of December 31, 2015.

•
As a result of prior guidance that required excess tax benefits reduce taxes payable prior to recognition as an increase in paid in capital, the Company had not recognized certain deferred tax assets (loss carryforwards) that could be attributed to tax deductions related to equity compensation in excess of compensation recognized for financial reporting. As of January 1, 2016, the Company had generated federal and state net operating loss carryforwards due to excess tax benefits of $1.5 million and $0.7 million, respectively.

•
The Company elected to eliminate the forfeiture rate and adopted the new policy to account for forfeitures in the period that they are incurred, and applied this policy on a modified retrospective basis. The impact of eliminating the forfeiture rate increased the stock compensation recorded in 2016 by $0.9 million, which included an immaterial prior period adjustment that the Company recorded through the consolidated statement of operations and comprehensive loss for the year ended December 31, 2016.

2012 Restricted Stock Awards
Unless otherwise determined by the Company’s board of directors, stock-based awards granted prior to the IPO generally vested over a four-year period or had vesting that was dependent on the achievement of specified performance targets. The fair value of these stock-based awards was determined as of the grant date of each award using an option-pricing model and assuming no pre-vesting forfeiture of the awards.
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
The following tables present a summary of the 2012 restricted stock awards activity for the year ended December 31, 2016 for restricted stock awards that were granted prior to the Company’s IPO:

2012 Restricted Stock Awards
Non-Vested at December 31, 2015	46,645
Forfeitures	—
Vested	(46,645)
Non-Vested at December 31, 2016	—

In connection with the IPO the Company granted restricted stock units under the prior equity plan. The following table provides a summary of the restricted stock units that were granted in connection with the IPO under this plan and the non-vested balance as of December 31, 2016:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2015	22,158	$12.00
Vested	(22,158)	$12.00
Non-vested at December 31, 2016	—	$—
2013 Stock Incentive Plan
The Amended and Restated 2013 Stock Incentive Plan (the “2013 Plan”) of the Company became effective upon the closing of our IPO. The 2013 Plan of the Company provides for the grant of options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to employees, officers, directors, consultants and advisors of the Company. Under the 2013 Plan, the Company may issue up to 38,000,000 shares of the Company’s common stock. At December 31, 2016, 16,964,969 shares were available for grant under the 2013 Plan.
For stock options issued under the 2013 Plan, the fair value of each option is estimated on the date of grant, and upon the adoption of ASU 2016-09, the Company accounts for forfeitures as they are incurred. Unless otherwise approved by the Company’s board of directors, stock options typically vest over four years and the Company recognizes compensation expense on a straight-line basis over the requisite service period of the award. The Company uses the Black-Scholes option pricing model to estimate the fair value of stock option awards and determine the related compensation expense. The weighted-average assumptions used to compute stock-based compensation expense for awards granted under the 2013 Stock Incentive Plan during the years ended December 31, 2014, 2015 and 2016 are as follows:

	2014	2015	2016
Risk-free interest rate	2.1%	1.8%	1.6%
Expected volatility	58.3%	56.1%	53.1%
Expected life (in years)	6.25	6.25	6.25
Expected dividend yield	—	—	—
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

The following table provides a summary of the Company’s stock options as of December 31, 2016 and the stock option activity for all stock options granted under the 2013 Plan during the year ended December 31, 2016 (dollars in thousands except exercise price):

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value(3)
Outstanding at December 31, 2015	6,950,858	$13.83
Granted	3,575,851	$10.96
Exercised	—	$—
Forfeited	(595,364)	$13.56
Canceled	(323,914)	$13.41
Outstanding at December 31, 2016	9,607,431	$12.79	8.0	$205
Exercisable as of December 31, 2016	4,435,261	$13.15	7.1	$—
Expected to vest after December 31, 2016(1)	5,172,170	$12.49	8.7	$205
Exercisable as of December 31, 2016 and expected to vest thereafter(2)	9,607,431	$12.79	8.0	$205

(1)	This represents the number of unvested options outstanding as of December 31, 2016 that are expected to vest in the future.

(2)	This represents the number of vested options as of December 31, 2016 plus the number of unvested options outstanding as of December 31, 2016 that are expected to vest in the future.

(3)
The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock on December 31, 2016 of $9.30 per share, or the date of exercise, as appropriate, and the exercise price of the underlying options.

Unless otherwise determined by the Company’s board of directors, restricted stock awards granted under the 2013 Plan generally vest annually over a four-year period. Performance-based restricted stock awards are earned based on the achievement of performance criteria established by the Company’s Compensation Committee and Board of Directors. The performance criteria are weighted and have threshold, target and maximum performance goals. The following table provides a summary of the Company’s restricted stock award activity for the 2013 Plan during the year ended December 31, 2016:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2015	4,849,290	$15.24
Granted	3,355,341	$10.36
Vested	(613,751)	$13.84
Canceled	(258,343)	$12.75
Non-vested at December 31, 2016	7,332,537	$13.21
Unless otherwise determined by the Company’s board of directors, restricted stock units granted under the 2013 Plan generally vest monthly over a four-year period. The following table provides a summary of the Company’s restricted stock unit activity for the 2013 Plan during the year ended December 31, 2016:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2015	220,765	$12.00
Vested and unissued	(120,396)	$12.00
Non-vested at December 31, 2016	100,369	$12.00
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

Award Shares may be earned during each calendar quarter during the Performance Period (each, a “Performance Quarter”) if the Company achieves a threshold, target or maximum level of the performance metric for the Performance Quarter. If the performance metric is less than the threshold level for a Performance Quarter, no Award Shares will be earned during the Performance Quarter. Award Shares that were not earned during a Performance Quarter may be earned later during the then current twelve-month period from July 1st to June 30th during the Performance Period (each, a “Performance Year”), at a threshold, target or maximum level of the performance metric for the Performance Year. For the fourth quarter of 2016, 184,115 Award Shares were earned for the Performance Quarter ending December 31, 2016 because a performance level between the threshold and target for the performance metric was met. An aggregate total of 1,003,600 Award Shares were earned during the year ended December 31, 2016.

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
This performance-based award is evaluated quarterly to determine the probability of its vesting and determine the amount of stock-based compensation to be recognized. During the year ended December 31, 2016, the Company recognized $6.8 million of stock-based compensation expense related to the performance-based award.

2016 Performance Based Awards

On February 16, 2016, the Compensation Committee of the Board of Directors of the Company approved the grant of performance-based restricted stock awards to the Company’s Chief Financial Officer (“CFO”), Chief Operating Officer (“COO”) and Chief Administrative Officer (“CAO”).

The CFO performance-based restricted stock award provided an opportunity to earn a fully vested right to up to 223,214 shares of the Company’s common stock, with a target of 178,571 shares. The COO performance-based restricted stock award provided an opportunity to earn a fully vested right to up to 260,416 shares of the Company’s common stock, with a target of 208,333 shares. The CAO performance based restricted stock award provided an opportunity to earn a fully vested right to up to 148,810 shares of the Company’s common stock, with a target of 119,048 shares.

The shares subject to the performance-based restricted stock awards will be earned based on the Company’s email marketing segment achieving a pre-established level of adjusted revenue (weighted 50%), adjusted EBITDA (weighted 25%) and adjusted free cash flow (weighted 25%), each as defined in the award agreement and in each case for the twelve months ending December 31, 2016, assuming for this purpose that the Company’s acquisition of Constant Contact had taken place on January 1, 2016 (the “Performance Metric”).

As of December 31, 2016, the maximum level of the Performance Metric was met and upon Board approval, each executive will earn the maximum number of shares subject to their award. These earned shares will vest on March 31, 2017.

During the fiscal year ended December 31, 2016, the Company recognized $4.1 million of stock-based compensation expense related to these performance-based awards.

2011 Stock Incentive Plan

As of February 9, 2016, the effective date of the acquisition of Constant Contact, the Company assumed and converted certain outstanding equity awards granted by Constant Contact under the Constant Contact 2011 Stock Incentive Plan (“2011 Plan”) prior to the effective date of the acquisition (the “Assumed Awards”) into corresponding equity awards with respect to shares of the Company’s common stock. In addition, the Company assumed certain shares of Constant Contact common stock, par value $0.01 per share, available for issuance under the 2011 Plan (“the Available Shares”), which will be available for future issuance under the 2011 Plan in satisfaction of the vesting, exercise or other settlement of options and other equity awards that may be granted by the Company following the effective date of the acquisition of Constant Contact in reliance on the prior approval of the 2011 Plan by the stockholders of Constant Contact. The Assumed Awards were converted into 2,143,987 stock options and 2,202,846 restricted stock units with respect to the Company’s common stock and the Available Shares were converted into 10,000,000 shares of the Company’s common stock reserved for future awards under the 2011 Plan. At December 31, 2016, there were 9,278,088 shares available for grant under the 2011 Plan.

The Company calculated the fair value of the exchanged awards in accordance with the provisions of ASC 718 as of the acquisition date. The Company allocated the fair value of these awards between the pre-acquisition and post-acquisition stock-based compensation expense. The Company determined that the value of the awards under this plan was $22.3 million, of which $5.4 million was attributed to the pre-acquisition period and recognized as part of the purchase consideration for Constant Contact. The balance of $16.9 million has been attributed to the post-acquisition period, and will be recognized in the Company’s consolidated statements of operations and comprehensive loss over the vesting period of the awards.
For stock options issued under the 2011 Plan, the fair value of each option is estimated on the date of grant, and an estimated forfeiture rate is used when calculating stock-based compensation expense for the period. Unless otherwise approved by the Company’s board of directors, stock options typically vest over four years and the Company recognizes compensation expense on a straight-line basis over the requisite service period of the award. The Company uses the Black-Scholes option simplified pricing model to estimate the fair value of stock option awards and determine the related compensation expense. The weighted-average assumptions used to compute stock-based compensation expense for awards granted under the 2011 Stock Incentive Plan during the year ended December 31, 2016 are as follows:

2016
Risk-free interest rate	1.27%
Expected volatility	53.1%
Expected life (in years)	4.75
Expected dividend yield	—

The following table provides a summary of the Company’s stock options as of December 31, 2016 and the stock option activity for all stock options granted under the 2011 Plan during the year ended December 31, 2016 :

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value(3) (In thousands)
Outstanding at December 31, 2015	—	$—
Granted/Exchanged	3,002,887	$8.28
Exercised	(396,486)	$6.47
Canceled	(674,571)	$8.07
Outstanding at December 31, 2016	1,931,830	$8.73	5.1	2,606
Exercisable as of December 31, 2016	529,472	$7.12	3.7	1,316
Expected to vest after December 31, 2016(1)	1,123,921	$9.28	5.6	1,099
Exercisable as of December 31, 2016 and expected to vest thereafter(2)	1,653,393	$8.59	5.0	2,415

(1)	This represents the number of unvested options outstanding as of December 31, 2016 that are expected to vest in the future.

(2)	This represents the number of vested options as of December 31, 2016 plus the number of unvested options outstanding as of December 31, 2016 that are expected to vest in the future.

(3)
The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock on December 31, 2016 of $9.30 per share, or the date of exercise, as appropriate, and the exercise price of the underlying options.

Unless otherwise determined by the Company’s board of directors, restricted stock units granted under the 2011 Plan generally vest annually over a four-year period. The following table provides a summary of the Company’s restricted stock unit activity for the 2011 Plan during the year ended December 31, 2016:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2015	—	—
Granted	3,154,897	$8.49
Vested	(1,266,771)	$7.69
Canceled	(414,471)	$8.26
Non-vested at December 31, 2016	1,473,655	$9.25
2016 Award Obligations

At December 31, 2016, stock based compensation expense included $0.7 million of equity award obligations that the Company has agreed to issue in shares of common stock upon the achievement of certain conditions, of which $0.3 million was recorded in sales and marketing expense, $0.1 million was recorded in engineering and development expense, and $0.3 million was recorded in general and administrative expense within the consolidated statement of operations and comprehensive loss for the year ended December 31, 2016. This amount was included in accrued expenses at year end, and will be reclassified against additional paid in capital upon issuance of the shares.
All Plans
The following table presents total stock-based compensation expense recorded in the consolidated statement of operations and comprehensive loss for all 2012 restricted stock awards and units issued prior to the Company’s IPO in October 2013 and all awards granted under the 2013 Plan in connection with or subsequent to the IPO:

	For the Year Ended December 31,
	2014	2015	2016
	(in thousands)
Cost of revenue	$547	$1,975	$5,855
Sales and marketing	1,585	3,285	8,702
Engineering and development	883	1,988	5,989
General and administrative	13,028	22,677	37,721
Total operating expense	$16,043	$29,925	$58,267

The Company recognized tax benefit related to stock compensation expense of $4.6 million, $9.3 million, and $19.2 million, for the years ended December 31, 2014, 2015, and 2016.
As of December 31, 2016 the Company has approximately $29.5 million of unrecognized stock-based compensation expense related to option awards that will be recognized over 2.4 years and approximately $40.6 million of unrecognized stock-based compensation expense related to restricted stock awards to be recognized that will be recognized over 2.0 years for the 2013 Stock Incentive Plan.
As of December 31, 2016 the Company has approximately $5.0 million of unrecognized stock-based compensation expense related to option awards that will be recognized over 2.7 years and approximately $10.3 million of unrecognized stock-based compensation expense related to restricted stock awards to be recognized that will be recognized over 2.6 years for the 2011 Stock Incentive Plan.

12. Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive loss, net of tax were as follows:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total
	(in thousands)
Balance at December 31, 2014	(517)	—	(517)
Other comprehensive income (loss)	(1,281)	80	(1,201)
Balance at December 31, 2015	$(1,798)	$80	$(1,718)
Other comprehensive income (loss)	(597)	(1,351)	(1,948)
Balance at December 31, 2016	$(2,395)	$(1,271)	$(3,666)

13. Redeemable Non-Controlling Interest
2014 Non-controlling interest
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

On January 13, 2015, the Company entered into an agreement to acquire the remaining interests owned by the NCI shareholders for $30.5 million, which was originally payable in three equal installments on January 13, 2015, June 15, 2015 and September 15, 2015. During the year ended December 31, 2015, the Company entered into amendments to change the dates of the second installment from June 15, 2015 to April 10, 2015 and the date of the third installment from September 15, 2015 to July 2, 2015. The Company will continue to consolidate JDI Backup Ltd. for financial reporting purposes, however, because the Company now owns 100.0% of JDI Backup Ltd., commencing on January 13, 2015, the Company no longer records a non-controlling interest in the consolidated statement of operations and comprehensive loss.

2016 Non-controlling interest

In connection with a 2014 equity investment in WZ UK, on January 6, 2016, the Company exercised its option to increase its stake in WZ UK from 49.0% to 57.5%, thereby acquiring a controlling interest, in exchange for a payment of approximately $2.1 million to the other shareholders of WZ UK. The agreement related to the transaction provides for a put option for the then NCI shareholders to put the remaining equity interest to the Company within pre-specified put periods. As the NCI is subject to a put option that is outside the control of the Company, it is deemed a redeemable non-controlling interest and is not recorded in permanent equity, and is presented as mezzanine redeemable non-controlling interest on the consolidated balance sheet, and is subject to the guidance of the Securities and Exchange Commission (“SEC”) under ASC 480-10-S99, Accounting for Redeemable Equity Securities. The difference between the $10.8 million fair value of the redeemable NCI and the $30.0 million value that is expected to be paid upon exercise of the put option was being accreted over the period commencing January 6, 2016 and up to the first put option period, which commenced on the 24 months anniversary of the acquisition date, August 14, 2016. Adjustments to the carrying amount of the redeemable non-controlling interest were charged to additional paid-in capital.

In January 2016, the Company obtained a controlling interest in Resume Labs Limited for $1.5 million and Pseudio Limited for $1.5 million.

The agreements related to these transactions provide for put options for the NCI shareholders of each company to put the remaining equity interest to the Company within pre-specified put periods. As the NCI for these entities were subject to put options that are outside the control of the Company, they were deemed redeemable non-controlling interests and were also not recorded in permanent equity, and were presented as part of the mezzanine redeemable non-controlling interest on the consolidated balance sheet.

On May 16, 2016, the Company amended the put option with respect to WZ UK to allow it to acquire an additional equity interest in WZ UK earlier than August 2016. Pursuant to this amended option, on the same date the Company acquired an additional 20.0% stake in WZ UK for $15.4 million, thus increasing its ownership interest from 57.5% to 77.5%.

On July 13, 2016, WZ UK completed a restructuring pursuant to which Pseudio Limited and Resume Labs became wholly owned subsidiaries of WZ UK. As a result of the restructuring, WZ UK became the 100.0% owner of Pseudio Limited and Resume Labs Limited and the Company’s ownership of WZ UK was diluted from 77.5% to 76.4%. Immediately subsequent to the restructuring, the Company acquired an additional 10.0% stake in WZ UK on July 13, 2016 for $18.0 million, bringing the Company’s aggregate stake in WZ UK to 86.4%. The restructuring significantly reduced the amount of the potential redemption amount payable to the minority shareholders of WZ UK, and gave the Company the flexibility to reduce investments in this business. Based on these reduced investments, and based on the Company's fair value measurement of the NCI using market multiples and discounted cash flows, the Company determined that the estimated fair value of the non-controlling interest is below the expected redemption amount of $25.0 million, which resulted in $14.2 million of excess accretion that reduces income available to common shareholders for the period starting on the date of the restructuring through the redemption date of July 1, 2017. The Company recognized excess accretion of $6.8 million during the year ended December 31, 2016, which is reflected in net loss attributable to accretion of non-controlling interest in the Company’s consolidated statements of operations and comprehensive loss. Prior to the third quarter of 2016, the Company did not have any accretion amounts in excess of fair value.

The following table presents changes in this redeemable non-controlling interest:

Redeemable noncontrolling Interest
(in thousands)
Balance as of December 31, 2015	$—
Additions to non-controlling interest upon acquisition	12,790
Capital contribution from non-controlling interest	1,775
Accretion to redemption value	30,844
Accretion in excess of fair value	6,769
Adjustment to non-controlling interest	(1,000)
Redemption of non-controlling interest	(33,425)
Balance as of December 31, 2016	$17,753
The Company starts accreting non-controlling interest to its redeemable value from the date the redemption of the noncontrolling interest becomes probable through the earliest redemption date. If the non-controlling interest is redeemable at an amount higher than its fair value, the excess accretion is taken into consideration in the calculation of loss per share.

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
The domestic and foreign components of income (loss) before income taxes for the periods presented:

	Year Ended December 31,
	2014	2015	2016
	(in thousands)
United States	$(17,002)	$1,258	$(137,197)
Foreign	(27,603)	(1,046)	(52,593)
Total income (loss) before income taxes	$(44,605)	$212	$(189,790)

The components of the provision (benefit) for income taxes consisted of the following:

	Year Ended December 31,
	2014	2015	2016
	(in thousands)
Current:
U.S. federal	$781	$1,827	$328
State	183	696	744
Foreign	1,582	1,699	2,312
Total current provision	2,546	4,222	3,384
Deferred:
U.S. federal	(581)	(1,103)	(44,447)
State	(3,983)	1,952	(6,225)
Foreign	(5,310)	(818)	(10,037)
Change in valuation allowance	13,514	7,089	(52,533)
Total deferred provision	3,640	7,120	(113,242)
Total expense (benefit)	$6,186	$11,342	$(109,858)
The Company established a valuation allowance on substantially all of its deferred tax assets during the year ended December 31, 2013. The benefit had been reduced after the establishment of the valuation allowance by the deferred tax expense associated with the tax amortization of assets that have an indefinite life for U.S. GAAP purposes. The Company maintained a valuation allowance against certain U.S. deferred tax assets until the acquisition of Constant Contact. The acquisition of Constant Contact resulted in a significant increase in deferred tax liabilities, which far exceeded deferred tax assets. The Company scheduled out the reversal of the consolidated U.S. deferred tax assets and liabilities as of March 31, 2016, and determined that these reversals would be sufficient to realize most domestic deferred tax assets. The deferred tax liabilities, supporting the realizability of these deferred tax assets will reverse in the same period, are in the same jurisdiction and are of the same character as the temporary differences that gave rise to these deferred tax assets. As a result, the Company recorded a deferred tax benefit to reverse the valuation allowances during the year ended December 31, 2016. The Company recorded a valuation allowance against the majority of the state research and development tax credits and state investment tax credits, a portion of state operating loss credit carryforwards, federal and state capital loss carryforwards, and federal research credits which the Company projected to expire prior to utilization.

The following table presents a reconciliation of the statutory federal rate, and the Company’s effective tax rate, for the periods presented:

	Year Ended December 31,
	2014	2015	2016
U.S. federal taxes at statutory rate	34.0%	34.0%	35.0%
State income taxes, net of federal benefit	5.9	685.0	0.9
Nondeductible stock-based compensation	(2.5)	827.3	(1.5)
Nondeductible transaction costs	(1.0)	856.5	(2.9)
Nontaxable gain on redemption of equity interest	—	(674.9)	—
Other foreign permanent differences	(2.5)	187.8	(0.4)
Credits	0.6	—	3.7
Foreign rate differential	(11.7)	299.7	(4.6)
Change in valuation allowance—U.S.	(23.2)	3,398.6	31.2
Change in valuation allowance—foreign	(7.0)	(130.8)	(4.1)
Rate change	(1.1)	216.5	0.4
Prior year true-up stock-based compensation—U.S.	(2.0)	(132.8)	—
Other	(3.4)	(217.5)	(0.5)
Total	(13.9)%	5,349.4%	57.2%

The provision (benefit) for income taxes shown on the consolidated statements of operations differs from amounts that would result from applying the statutory tax rates to income before taxes primarily because of the release of the valuation allowance on U.S. deferred tax assets, state income taxes, the impact of changes in state apportionment, jurisdiction mix of earnings, nondeductible expenses, as well as the application of valuation allowances against foreign deferred tax assets.
The significant components of the Company’s deferred income tax assets and liabilities are as follows:

	As of December 31,
	2015	2016
Deferred income tax assets:
Net operating loss carry forward	$43,698	$76,060
Credit carryforward	2,190	28,271
Other	6,612	5,414
Deferred compensation	497	364
Deferred revenue	21,327	26,291
Other reserves	4,895	3,545
Stock-based compensation	13,221	25,424
Total deferred income tax assets	92,440	165,369
Deferred income tax liabilities:
Purchased intangible assets	(11,098)	(119,719)
Goodwill	(26,062)	(37,099)
Property and equipment	(8,361)	(12,403)
Total deferred income tax liabilities	(45,521)	(169,221)
Valuation allowance	(75,705)	(36,091)
Net deferred income tax liabilities	$(28,786)	$(39,943)
The Company conducts business globally and, as a result, its subsidiaries file income tax returns in U.S. federal and state jurisdictions and various foreign jurisdictions. In the normal course of business, the Company may be subject to examination by taxing authorities throughout the world, including such major jurisdictions as Brazil, India, the United Kingdom, the Netherlands and the United States.

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
The statute of limitations in the Company’s other tax jurisdictions, the United Kingdom and Brazil, remains open for various periods between 2011 and the present. However, carryforward attributes from prior years may still be adjusted upon examination by tax authorities if they are used in an open period.
The Company recognizes, in its consolidated financial statements, the effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The Company has no unrecognized tax positions at December 31, 2015 and December 31, 2016 that would affect its effective tax rate. The Company does not expect a significant change in the liability for unrecognized tax benefits in the next 12 months.
The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realization of deferred tax assets requires significant management judgment. In determining whether its deferred tax assets are more likely than not realizable, the Company evaluated all available positive and negative evidence, and weighted the evidence based on its objectivity. Evidence the Company considered included:

•Net Operating Losses (“NOL”) incurred from the Company’s inception to December 31, 2016;
•Expiration of various federal and state tax attributes;

•Reversals of existing temporary differences;
•Composition and cumulative amounts of existing temporary differences; and
•Forecasted profit before tax.

Prior to the acquisition of Constant Contact, the Company maintained a valuation allowance against certain deferred tax assets. The acquisition of Constant Contact resulted in a significant increase in deferred tax liabilities, which far exceeded pre-acquisition deferred tax assets. The Company, with the significant deferred tax liabilities resulting from the acquisition, scheduled out the reversal of the consolidated U.S. deferred tax assets and liabilities as of March 31, 2016, and determined that these reversals would be sufficient to realize most domestic deferred tax assets. The deferred tax liabilities supporting the realizability of these deferred tax assets in the acquisition will reverse in the same period, are in the same jurisdiction and are of the same character as the temporary differences that gave rise to these deferred tax assets. The Company maintained a valuation allowance on the acquired Massachusetts research and development tax credits and limited life investment tax credit carryforwards and a portion of the acquired Colorado and Utah operating loss carryforwards. The Company maintained its valuation allowance on the several of the legacy state net operating loss carryforwards expected to expire unused as a result of the scheduling analysis. As a result, the Company recorded a tax benefit of $70.6 million to reverse valuation allowances during the year ended December 31, 2016. The Company performed a deferred scheduling analysis as of December 31, 2016, and as a result recorded a valuation allowance against $7.8 million of federal research credits, $1.2 million of federal and state capital loss carryforwards, and $1.0 million of additional state net operating losses, which resulted in Company recording an increase in tax expense of $10.0 million related to the increase in the U.S. valuation allowance.

The Company assessed its ability to realize its foreign deferred tax assets as of December 31, 2016 and determined that, it was more likely than not that the Company would not realize $13.1 million of net deferred tax assets in the United Kingdom, $2.5 million of net deferred tax assets in the Netherlands, $0.8 million of net deferred tax assets in India, $0.5 million of net deferred tax assets in Israel, $0.1 million of net deferred tax assets in China.
For the years ended December 31, 2014, 2015 and 2016, the Company has recognized a tax expense (benefit) of $6.2 million, $11.3 million and $(109.9) million, respectively, in the consolidated statements of operations and comprehensive loss. The income tax expense for the year ended December 31, 2016 is primarily attributable to a provision for federal and state current income taxes of $1.1 million, foreign current tax expense of $2.3 million, federal and state deferred tax benefit of $111.2 million and attributable to the $70.6 million release of valuation allowance and $40.6 million of deferred tax benefit related to an increase in deferred tax assets, and foreign deferred benefit of $2.0 million related to the reductions of deferred liabilities created in purchase accounting.
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
The income tax expense for the year ended December 31, 2014 was primarily attributable to a provision for foreign taxes of $1.8 million, including $0.2 million of withholding taxes, and U.S. alternative minimum taxes of $0.5 million and $0.2 million of state taxes. The remaining balance of $3.6 million for the year ended December 31, 2014 was primarily attributable to an increase in U.S. deferred tax liabilities due to the differences in the accounting treatment of goodwill under U.S. GAAP and the tax accounting treatment for goodwill of $5.8 million of U.S. federal and state deferred taxes, partially offset by a foreign deferred benefit of $2.2 million related to the reductions of deferred liabilities created in purchase accounting.
As of December 31, 2016, the Company had NOL carry-forwards available to offset future U.S. federal taxable income of approximately $142.7 million and future state taxable income of approximately $125.6 million. These NOL carry-forwards expire on various dates through 2036.
As of December 31, 2016, the Company had NOL carry-forwards in foreign jurisdictions available to offset future foreign taxable income by approximately $96.8 million. The Company has loss carry-forwards that begin to expire in 2021 in India totaling $2.5 million and in China totaling $0.3 million. The Company has loss carry-forwards that begin to expire in 2020 in the Netherlands totaling $10.7 million. The Company also has loss carry-forwards in the United Kingdom, Israel and Singapore of $81.1 million, $1.9 million, and $0.3 million, respectively, which have an indefinite carry-forward period.
In addition, the Company has $3.4 million of U.S. federal capital loss carry-forwards and $1.4 million in state capital loss-forwards, generally expiring through 2021. As of December 31, 2016, the Company had U.S. tax credit carryforwards available to offset future U.S. federal and state taxes of approximately $20.3 million and $12.2 million, respectively. These credit carryforwards expire on various dates through 2036.
Utilization of the NOL carry-forwards may be subject to an annual limitation due to the ownership percentage change limitations under Section 382 of the Internal Revenue Code (“Section 382 limitation”). Ownership changes can limit the amount of net operating loss and other tax attributes that a company can use each year to offset future taxable income and taxes payable. In connection with a change in control in 2011, the Company was subject to Section 382 annual limitations of $77.1 million against the balance of NOL carry-forwards generated prior to the change in control in 2011. Through December 31, 2013, the Company accumulated the unused amount of Section 382 limitations in excess of the amount of NOL carry-forwards that were originally subject to limitation. Therefore, these unused NOL carry-forwards are available for future use to offset taxable income. The Company has completed an analysis of changes in its ownership from 2011, through its IPO, to December 31, 2013. The Company concluded that there was not a Section 382 ownership change during this period and therefore any NOLs generated through December 31, 2013, are not subject to any new Section 382 annual limitations on NOL carry-forwards. On November 20, 2014, the Company completed a follow-on offering of 13,000,000 shares of common stock. The underwriters also exercised their overallotment option to purchase an additional 1,950,000 shares of common stock from the selling stockholders. The Company performed an analysis of the impact of this offering and determined that no Section 382 change in ownership had occurred.
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

As of the date of the Company’s acquisition of Constant Contact, Constant Contact had approximately $60.2 million and $32.4 million of federal and state NOLs, respectively, and approximately $10.9 million of U.S. federal research and development credits and $9.2 million of state credits. These losses and credits are not subject to limitation under Internal Revenue Code Sections 382 and 383.
As a result, all unused NOL carry-forwards at December 31, 2016 are available for future use to offset taxable income.
Permanent Reinvestment of Foreign Earnings
As of December 31, 2016, the cumulative amount of undistributed earnings of our foreign subsidiaries amounted to $7.9 million. We have not provided U.S. taxes on these undistributed earnings of our foreign subsidiaries that we consider indefinitely reinvested. Our indefinite reinvestment determination is based on the future operational and capital requirements of our domestic and foreign operations. We expect the cash held by our foreign subsidiaries of $14.1 million will continue to be used for our foreign operations and therefore do not anticipate repatriating these funds.

Except for Subpart F income, the Company has not provided taxes for the remaining $7.9 million of undistributed earnings of its foreign subsidiaries because we plan to keep these amounts permanently reinvested overseas except for instances where we can remit such earnings to the U.S. without an associated net tax cost. If the Company decides to repatriate the foreign earnings, it would need to adjust its income tax provision in the period it determines that the earnings will no longer be indefinitely invested outside the United States. Due to the timing and circumstances of repatriation of such earnings, if any, it is not practicable to determine the unrecognized deferred tax liability relating to such amounts.
Adoption of ASU 2016-09
In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 intends to simplify various aspects of how share-based payments are accounted for and presented in the financial statements. The main provisions include: all tax effects related to stock awards will now be recorded through the income statement instead of through equity, all tax-related cash flows resulting from stock awards will be reported as operating activities on the cash flow statement, and entities can make an accounting policy election to either estimate forfeitures or account for forfeitures as they occur. The amendments in ASU 2016-09, required to be updated for all annual periods and interim reporting periods beginning after December 15, 2016, were adopted early by the Company in the fourth quarter of 2016 and were applied to its related consolidated financial statements on a prospective basis. The adoption of these amendments had an impact of $0.9 million on the consolidated statement of operations and comprehensive loss through December 31, 2016 due to the reclassification of shortfalls from additional paid in capital. The Company also elected to account for forfeitures as they occur with no adjustment for estimated forfeitures, which had an impact of $0.9 million to the Company’s consolidated statement of operations and comprehensive loss.

As previously mentioned, as a result of prior guidance that required excess tax benefits reduce taxes payable prior to recognition as an increase in paid in capital, the Company had not recognized certain deferred tax assets (loss carryforwards) that could be attributed to tax deductions related to equity compensation in excess of compensation recognized for financial reporting. As of January 1, 2016, the Company had generated U.S. federal and state net operating loss carryforwards due to excess tax benefits of $1.5 million and $0.7 million, respectively.

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

2014 Restructuring Plan

During the year ended December 31, 2014, the Company implemented plans to further integrate and consolidate its data center, support and engineering operations, resulting in severance and facility exit costs. The severance charges were associated with eliminating approximately 90 positions across primarily support, engineering operations and sales and marketing. The Company incurred severance costs of $2.3 million in the year ended December 31, 2014 related to these restructuring activities. The employee-related charges associated with these restructurings were completed during the year ended December 31, 2014. As of December 31, 2016, the Company did not have any remaining accrued employee severance related to these severance costs.
The Company had incurred facility costs associated with closing offices in Redwood City, California and Englewood, Colorado. At the time of closing these offices, the Company had remaining lease obligations of approximately $3.0 million for these vacated facilities through March 31, 2018. The Company recorded a facilities charge for these future lease payments, less expected sublease income, of $2.1 million during the year ended December 31, 2014. During the year ended December 31, 2015 the Company recorded an adjustment of $0.6 million as a result of entering an agreement for an early buyout of the lease agreement for the Englewood, Colorado facility. During the year ended December 31, 2016, the Company recorded a true-up adjustment of $0.2 million. The Company paid $1.0 million of facility costs and received sublease income of $0.6 million related to the 2014 Restructuring Plan during the year ended December 31, 2016, and had a remaining accrued facility liability of $0.3 million as of December 31, 2016. The Company expects payments related to the 2014 Restructuring Plan to be completed during the year ended December 31, 2018.

2015 Restructuring Plan

During the year ended December 31, 2015, the Company implemented plans to enhance operational efficiencies across the business, resulting in severance costs (the “2015 Restructuring Plan”). The severance charges were associated with eliminating approximately 67 positions across the business. The Company incurred severance costs of $2.1 million during the year ended December 31, 2015 related to the 2015 Restructuring Plan. The Company completed employee-related charges associated with the 2015 Restructuring Plans during the year ended December 31, 2015. The Company paid $1.2 million of severance costs during the year ended December 31, 2016 and did not have any remaining severance liability accrued as of December 31, 2016. Payments related to the 2015 Restructuring Plan have been completed during the year ended December 31, 2016.

2016 Restructuring Plan

In connection with the Company’s acquisition of Constant Contact on February 9, 2016, the Company implemented a plan to create operational efficiencies and synergies resulting in severance costs and facility exit costs (the “2016 Restructuring Plan”).

The severance charges were associated with eliminating approximately 265 positions across the business. The Company incurred severance costs of $11.7 million during the year ended December 31, 2016. The Company paid $10.2 million of severance costs during the year ended December 31, 2016 and had a remaining accrued severance liability of $1.6 million as of December 31, 2016.

The Company’s 2016 Restructuring Plan included a plan to close offices in San Francisco, California, Delray Beach, Florida, New York, New York, United Kingdom, Porto Alegre, Brazil and Miami, Florida, and a plan to relocate certain employees to its Austin Office. The Company also closed a portion of the Constant Contact offices in Waltham, Massachusetts. During the year ended December 31, 2016, the Company recorded a facilities charge for future lease payments of $23.6 million, less expected sublease income of $12.0 million. The Company also recorded $0.7 million in relocation charges during the year ended December 31, 2016 after closing these facilities. The Company paid $3.6 million of facility costs related to the 2016 Restructuring Plan during the year ended December 31, 2016 and had a remaining accrued facility liability of $8.7 million as of December 31, 2016.

The Company does not expect any additional employee-related charges associated with the 2016 Restructuring Plan after December 31, 2016, and expects severance payments related to the 2016 Restructuring Plan to be completed during the year ended December 31, 2017. The Company expects to complete facility-related charges associated with the 2016 Restructuring Plan during the year ended December 31, 2016, and expects to complete facility exit cost payments related to the plan during the year ended December 31, 2022.

The following table provides a summary of the aggregate activity for the year ended December 31, 2016 related to the Company’s combined Restructuring Plans severance accrual for each reporting segment:

	Severance
	(in thousands)
	Web presence segment	Email marketing segment	Total
Balance at December 31, 2015	$1,201	$—	$1,201
Severance Charges	1,596	10,113	$11,709
Cash Paid	(2,164)	(9,187)	$(11,351)
Balance at December 31, 2016	$633	$926	$1,559

The following table provides a summary of the aggregate activity for the year ended December 31, 2016 related to the Company’s combined Restructuring Plans facilities exit accrual for each reporting segment:

	Facility
	(in thousands)
	Web presence segment	Email marketing segment	Total
Balance at December 31, 2015	$479	$—	$479
Facility charges, net of estimated sublease income	445	12,070	12,515
Sublease income received	596	—	596
Cash paid	(1,247)	(3,323)	(4,570)
Balance at December 31, 2016	$273	$8,747	$9,020
The following table presents restructuring charges recorded in the consolidated statement of operations and comprehensive loss for the periods presented:

	For the Year Ended December 31,
	2014	2015	2016
	(in thousands)
Cost of revenue	$2,349	$(45)	$8,986
Sales and marketing	301	555	6,550
Engineering and development	960	636	4,288
General and administrative	850	343	4,400
Total severance charges	$4,460	$1,489	$24,224

16. Commitments and Contingencies
Operating Leases
The Company has operating lease commitments for certain facilities and equipment that expire on various dates through 2026. The following table outlines future minimum annual rental payments under these leases at December 31, 2016:

Year Ending December 31,	Amount
(in thousands)
2017	20,058
2018	18,367
2019	17,457
2020	17,120
2021	14,074
Thereafter	27,779
Total minimum lease payments	$114,855
Total net rent expense incurred under non-cancellable operating leases for the years ended December 31, 2014, 2015 and 2016, were $9.8 million, $8.2 million and $20.0 million, respectively. Total sublease income for the years ended 2015 and 2016 was $0.2 million, and $0.4 million, respectively.
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

On December 10, 2015, Constant Contact received a subpoena from the Boston Regional Office of the SEC, requiring the production of documents pertaining to Constant Contact’s sales, marketing, and customer retention practices, as well as periodic public disclosure of financial and operating metrics. The Company is fully cooperating with the SEC’s investigation. The Company can make no assurances as to the time or resources that will need to be devoted to this investigation or its final outcome, or the impact, if any, of this investigation or any related legal or regulatory proceedings on the Company’s business, financial condition, results of operations and cash flows.

On August 7, 2015, a purported class action lawsuit, William McGee v. Constant Contact, Inc., et al, was filed in the United States District Court for the District of Massachusetts against Constant Contact and two of its former officers. An amended complaint, which named an additional former officer as a defendant, was filed December 19, 2016. The lawsuit asserts claims under Sections 10(b) and 20(a) of the Exchange Act, and is premised on allegedly false and/or misleading statements, and nondisclosure of material facts, regarding Constant Contact’s business, operations, prospects and performance during the proposed class period of October 23, 2014 to July 23, 2015. This litigation remains in its early stages. The Company and the individual defendants intend to vigorously defend all claims asserted. The Company cannot, however, make any assurances as to the outcome of this proceeding.

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

On December 11, 2015, a putative class action lawsuit relating to the Constant Contact acquisition, captioned Irfan Chawdry, Individually and On Behalf of All Others Similarly Situated v. Gail Goodman, et al. Case No. 11797, and on December 21, 2015, a putative class action lawsuit relating to the acquisition captioned David V. Myers, Individually and On Behalf of All Others Similarly Situated v. Gail Goodman, et al. Case No. 11828 (together , the "Complaints") were filed in the Court of Chancery of the State of Delaware naming Constant Contact, each of Constant Contact’s directors, Endurance and Paintbrush Acquisition Corporation as defendants. The Complaints generally alleged, among other things, that in connection with the acquisition the directors of Constant Contact breached their fiduciary duties owed to the stockholders of Constant Contact by agreeing to sell Constant Contact for purportedly inadequate consideration, engaging in a flawed sales process, omitting material information necessary for stockholders to make an informed vote, and agreeing to a number of purportedly preclusive deal protection devices. The Complaints sought, among other things, to rescind the acquisition, as well as award of plaintiffs’ attorneys’ fees and costs in the action. The Complaints were consolidated on January 12, 2016. On December 5,

2016, plaintiff Myers filed a consolidated amended complaint (the "Amended Complaint") naming as defendants the former Constant Contact directors and Morgan Stanley & Co. LLC ("Morgan Stanley"), Constant Contact’s financial adviser for the acquisition, alleging breach of fiduciary duty by the former directors, and aiding and abetting the alleged breach by Morgan Stanley. On December 15, 2016, the Constant Contact defendants filed a motion to dismiss. On February 14, 2017, the court approved a briefing schedule for the motion, with defendants' opening brief due March 17, 2017. The defendants believe the claims asserted in the Amended Complaint are without merit and intend to defend against them vigorously.

17. Employee Benefit Plans
The Company has a defined contribution plan established under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”), which covers substantially all employees. Employees are eligible to participate in the 401(k) Plan beginning on the first day of the month following commencement of their employment. The 401(k) Plan includes a salary deferral arrangement pursuant to which participants may elect to reduce their current compensation by up to the statutorily prescribed limit, equal to $18,000 in 2016, and have the amount of the reduction contributed to the 401(k) Plan. Beginning January 1, 2013, the Company matched 100% of each participant’s annual contribution to the 401(k) plan up to 3% of the participant’s salary and then 50% of each participant’s contribution up to 2% of each participant’s salary. The match immediately vests 100%. Matching contributions by the Company to the 401(k) Plan related to the 2014, 2015 and 2016 plan years were approximately $2.2 million, $2.5 million, $5.7 million respectively.
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

As of December 31, 2016, the financial position and results of operations of Shanghai Xiao are consolidated within, but are not material to, the Company’s consolidated financial position or results of operations.

19. Related Party Transactions
The Company has various agreements in place with related parties. Below are details of related party transactions that occurred during the years ended December 31, 2014, 2015 and 2016.
Tregaron:
The Company has contracts with Tregaron India Holdings, LLC and its affiliates, including Diya Systems (Mangalore) Private Limited, Glowtouch Technologies Pvt. Ltd. and Touchweb Designs, LLC, (collectively, “Tregaron”), for outsourced services, including email- and chat-based customer and technical support, network monitoring, engineering and development support, web design and web building services, and an office space lease. These entities are owned directly or indirectly by family members of the Company’s chief executive officer, who is also a director and stockholder of the Company.
The following table includes the amounts of related party transactions recorded in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2014, 2015 and 2016 relating to services provided by Tregaron and its affiliates under these agreements:

	For the Year Ended December 31,
	2014	2015	2016
	(in thousands)
Cost of revenue	$7,300	$10,200	$12,200
Sales and marketing	500	700	500
Engineering and development	1,700	1,100	1,300
General and administrative	900	300	300
Total related party transaction expense	$10,400	$12,300	$14,300
As of December 31, 2015, and 2016 approximately $1.9 million and $1.3 million, respectively, was included in accounts payable and accrued expense relating to services provided by Tregaron.
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

The following table includes the revised amounts of related party transactions recorded in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2014, 2015 and 2016 relating to services provided by IBS under these agreements:

	For the Year Ended December 31,
	2014	2015	2016
	(in thousands)
Revenue	$(400)	$(1,300)	$(3,100)
Revenue (contra)	600	7,000	7,500
Total related party transaction impact to revenue	$200	$5,700	$4,400
Cost of revenue	4,600	600	700
Total related party transaction expense, net	$4,800	$6,300	$5,100
As of December 31, 2015 and 2016, approximately $0.2 million and $0.2 million, respectively, was included in prepaid expenses and other current assets relating to the Company’s agreements with IBS.

As of December 31, 2015 and 2016, approximately $1.1 million and $1.1 million, respectively was included in accounts payable and accrued expense relating to the Company’s agreements with IBS.
As of December 31, 2015 and 2016, approximately $0.3 million and $0.6 million, respectively, was included in accounts receivable relating to the Company’s agreements with IBS.
Goldman, Sachs & Co.

The Company entered into a three year interest rate cap on December 9, 2015 with a subsidiary of Goldman Sachs & Co. ("Goldman Sachs"). Goldman Sachs is a significant shareholder of the Company. Refer to Note 4: Fair Value Measurements, for further details in the consolidated financial statements.

In connection with and concurrently with the acquisition of Constant Contact in February 2016, the Company entered into the $735.0 million incremental first lien term loan facility and the $165.0 million revolving credit facility, and EIG Investors Corp. issued Notes in the aggregate principal amount of $350.0 million. An affiliate of Goldman Sachs provided loans in the aggregate principal amount of $312.4 million under the incremental first lien term loan facility and a commitment in the aggregate principal amount of $57.6 million under the revolving credit facility, and Goldman Sachs acted as a book-running manager in the Company’s offering of the Notes and purchased approximately $148.8 million worth of the Notes. The foregoing financing arrangements were provided in accordance with a commitment letter the Company entered into with an affiliate of Goldman Sachs and certain other investment banks in November 2015. Refer to Note 9: Notes Payable, for further details.

Goldman Sachs also served as a financial advisor in connection with the acquisition of Constant Contact and during the year ended December 31, 2016, the Company paid approximately $8.6 million to Goldman Sachs in connection with these services.

In connection with the issuance of the Notes, the Company agreed to assist the initial purchasers, including Goldman Sachs, in marketing the Notes. Through December 31, 2016, the Company incurred expenses on behalf of the initial purchasers of approximately $0.8 million.

A subsidiary of Goldman Sachs is also the counterparty to our interest rate cap, for which the Company paid $3.0 million to the counterparty as a premium during the year ended December 31, 2016. No further premiums are payable under this interest rate cap.

20. Segment Information

Operating segments are defined as components of an enterprise that engage in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker. The Company's Chief Executive Officer is the Company's chief operating decision maker.

On February 9, 2016, the Company acquired Constant Contact. The Company evaluated the criteria in ASC 280-10-50-11 contemporaneously with its acquisition of Constant Contact, which closed on February 9, 2016. Based on the Company's original evaluation, the Company believed that it met the qualitative aggregation criteria in ASC 280-10-50-11, and that the economic characteristics of the Constant Contact and legacy businesses were similar. In particular, at the time of this evaluation, the Company expected that the gross margin of Constant Contact and its legacy business would be similar. However, beginning with the second quarter of 2016, the Company recognized that the legacy business did not meet expectations and as such resulted in lower legacy gross margin than originally anticipated, which continued into the third and fourth quarter. As such, during the Company's annual assessment of segments, and due to the resulting 2016 legacy performance, the Company determined it had two reportable segments:

•Email marketing, which includes the products and services acquired as part of the Constant Contact acquisition in February 2016. The services included in this segment are primarily email marketing, and to a lesser extent, event marketing, survey tools and the Single Platform digital storefront product.

•Web presence, which consists of all of the Company's web hosting and related services such as domain names, website security, website design tools and services, ecommerce services and other services and tools to expand the online presence of a small business.

The Company measures profitably of these segments based on revenue, gross profit, and adjusted EBITDA.

The accounting policies of each segment are the same as those described in the summary of significant accounting policies, refer to Note 2: Summary of Significant Accounting Policies, for further details. The following tables contain financial information for each reportable segment for the year ended December 31, 2016:

	Web presence	Email marketing	Total
	(in thousands)
Revenue	$784,334	$326,808	$1,111,142
Gross profit	$353,988	$173,163	$527,151

Adjusted EBITDA	$172,135	$116,261	$288,396
Less:
Interest expense, net (including impact of amortization of deferred financing costs and original issuance discount)			152,312
Income tax expense (benefit)			(109,858)
Depreciation			60,360
Amortization of other intangible assets			143,562
Stock-based compensation			58,267
Restructuring expenses			24,224
Transaction expenses and charges			32,284
Gain of unconsolidated entities			(565)
Impairment of other long lived assets			9,039
Net loss			$(81,229)

Total assets	$1,507,977	$1,248,297	$2,756,274
Depreciation expense	$36,613	$23,747	$60,360
Amortization expense	$78,883	$64,679	$143,562

Prior to 2016 and prior to the acquisition of Constant Contact, the Company reported as one single reporting segment.

21. Subsequent Events

In January 2017, the Company announced its plans to close certain facilities as part of a plan to consolidate certain web presence customer support operations. As a result of this plan, the Company expects to incur approximately $8.0 million in charges during fiscal year 2017, mostly related to severance.

On January 30, 2017, the Company completed a registered exchange offer for the Notes, as required under the registration rights agreement we entered into with the initial purchasers of the Notes. All of the $350.0 million aggregate principal amount of the original notes was validly tendered for exchange as part of this exchange offer.

22. Geographic and Other Information
Revenue, classified by the major geographic areas in which our customers are located, was as follows:

	Year Ended December 31,
	2014	2015	2016
	(in thousands)
United States	$409,765	$465,446	$787,915
International	220,080	275,869	323,227
Total	$629,845	$741,315	$1,111,142
The following table presents the amount of tangible long-lived assets by geographic area:

	2015	2016
	(in thousands)
United States	$72,025	$89,147
International	3,737	6,125
Total	$75,762	$95,272
The Company’s revenues are generated primarily from products and services delivered on a subscription basis, which include web hosting, domains, website builders, search engine marketing, email marketing and other similar services. The Company also generates non-subscription revenues through domain monetization and marketing development funds. Non-subscription revenues increased from $28.3 million, or 4% of total revenue for the year ended December 31, 2014 to $52.5 million, or 7% of revenue for the year ended December 31, 2015, and decreased to $39.4 million, or 4% of total revenue for the year ended December 31, 2016. Substantially all of the Company's non-subscription revenues are included in its web presence segment.

No individual international country represented more than 10% of total revenue in any period presented. Furthermore, substantially all of the Company's tangible long-lived assets are located in the U.S.

23. Quarterly Financial Data (unaudited)
The following table presents the Company’s unaudited quarterly financial data:

	For the three months ended
	March 31, 2015	June 30, 2015	Sept. 30, 2015	Dec. 31, 2015	March 31, 2016	June 30, 2016	Sept. 30, 2016	Dec. 31, 2016
	(in thousands, except per share data)
Revenue	$177,318	$182,431	$188,523	$193,043	$237,113	$290,713	$291,193	$292,123
Gross profit	$76,344	$77,494	$77,750	$84,692	$100,637	$137,636	$141,766	$147,112
Income (loss) from operations	$17,199	$12,548	$9,113	$14,326	$(66,311)	$(6,168)	$8,879	$24,260
Net income (loss) attributable to Endurance International Group Holdings, Inc.	$884	$(2,071)	$(15,351)	$(9,232)	$21,811	$(28,040)	$(31,737)	$(34,865)
Basic net income (loss) per share attributable to Endurance International Group Holdings, Inc.	$0.01	$(0.02)	$(0.12)	$(0.07)	$0.17	$(0.21)	$(0.24)	$(0.26)
Diluted net income (loss) per share attributable to Endurance International Group Holdings, Inc.	$0.01	$(0.02)	$(0.12)	$(0.07)	$0.16	$(0.21)	$(0.24)	$(0.26)

On February 9, 2016, the Company acquired Constant Contact for $1.1 billion. As such, financial results reflected above were materially impacted by this acquisition. Revenue and gross profit increases throughout 2016 are primarily driven by this acquisition. The loss from operations has also been impacted by the Constant Contact acquisition due to the $31.1 million of transaction costs incurred in the first quarter of 2016, and higher operating expenses from Constant Contact, including $22.4 million of restructuring costs incurred throughout 2016, of which, $11.6 million was incurred during the first quarter.  Net income (loss) was impacted by all of the factors previously noted, and a $94.1 million increase in interest expense for all of 2016 as well as a $109.9 million tax benefit recorded during 2016. The tax benefit was primarily related to the reduction of valuation allowances on deferred tax assets which occurred during the first quarter of 2016, partially offset by increased valuation allowances of $10.0 million during the fourth quarter of 2016.

24. Supplemental Guarantor Financial Information

In February 2016, EIG Investors Corp., a wholly-owned subsidiary of the Company (the “Issuer”), issued $350.0 million aggregate principal amount of its 10.875% Senior Notes due 2024 (the “Original Notes”) (refer to Note 9: Notes Payables, in the consolidated financial statements), which it expects to exchange for new 10.875% Senior Notes due 2024 (the “Exchange Notes” and together with the Original Notes, collectively, the “Notes”) pursuant to a registration statement on Form S-4. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company, and the following wholly-owned subsidiaries: The Endurance International Group, Inc., Bluehost Inc., FastDomain Inc., Domain Name Holding Company, Inc., Endurance International Group – West, Inc., HostGator.com LLC, A Small Orange, LLC, Constant Contact, Inc., and SinglePlatform, LLC, (collectively, the “Subsidiary Guarantors”), subject to certain customary guarantor release conditions. The Company’s other domestic subsidiaries and its foreign subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) have not guaranteed the Notes.

The Company sold two immaterial guarantors, CardStar, Inc. and CardStar Publishing, LLC (collectively, "CardStar"), during the quarter ended December 31, 2016. CardStar was released and discharged from the guarantee as a result of the sale and no longer guarantees the debt of the Company as of December 1, 2016. Proceeds from the sale of CardStar were approximately $0.1 million.

The following tables present supplemental condensed consolidating balance sheet information of the Company (“Parent”), the Issuer, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries as of December 31, 2015 and December 31, 2016, and supplemental condensed consolidating results of operations and cash flow information for the years ended December 31, 2014, 2015 and 2016:

Condensed Consolidating Balance Sheets
December 31, 2015
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$12	$67	$21,286	$11,665	—	$33,030
Restricted cash	—	—	973	75	—	1,048
Accounts receivable	—	—	7,120	4,920	—	12,040
Prepaid domain name registry fees	—	—	29,250	26,878	(335)	55,793
Prepaid expenses & other current assets	—	62	9,722	8,263	(2,372)	15,675
Total current assets	12	129	68,351	51,801	(2,707)	117,586
Intercompany receivables, net	29,092	(10,324)	91,938	(110,706)	—	—
Property and equipment, net	—	—	66,011	9,751	—	75,762
Goodwill	—	—	1,072,838	134,417	—	1,207,255
Other intangible assets, net	—	—	328,922	30,864	—	359,786
Investment in subsidiaries	150,164	1,260,399	38,819	—	(1,449,382)	—
Other assets	—	3,130	34,151	4,830	—	42,111
Total assets	$179,268	$1,253,334	$1,701,030	$120,957	$(1,452,089)	$1,802,500
Liabilities, redeemable non-controlling interest and stockholders' equity
Current liabilities:
Accounts payable	$—	$3,769	$7,269	$1,242	—	$12,280
Accrued expenses and other current liabilities	—	7,016	38,092	12,106	(2,372)	54,842
Deferred revenue	—	—	230,396	56,290	(741)	285,945
Current portion of notes payable	—	77,500	—	—	—	77,500
Current portion of capital lease obligations	—	—	5,866	—	—	5,866
Deferred consideration, short-term	—	—	50,840	648	—	51,488
Total current liabilities	—	88,285	332,463	70,286	(3,113)	487,921
Deferred revenue, long-term	—	—	71,982	7,700	—	79,682
Notes payable	—	1,014,885	—	—	—	1,014,885
Capital lease obligations	—	—	7,215	—	—	7,215
Deferred consideration	—	—	—	813	—	813
Other long-term liabilities	—	—	28,970	3,340	—	32,310
Total liabilities	—	1,103,170	440,630	82,139	(3,113)	1,622,826
Redeemable non-controlling interest	—	—	—	—	—	—
Equity	179,268	150,164	1,260,400	38,818	(1,448,976)	179,674
Total liabilities and equity	$179,268	$1,253,334	$1,701,030	$120,957	$(1,452,089)	$1,802,500

Condensed Consolidating Balance Sheets
December 31, 2016
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$3	$4	$39,034	$14,555	$—	$53,596
Restricted cash	—	—	2,620	682	—	3,302
Accounts receivable	—	—	10,148	2,940	—	13,088
Prepaid domain name registry fees	—	—	31,044	24,697	(297)	55,444
Prepaid expenses & other current assets	—	81	17,996	10,601	—	28,678
Total current assets	3	85	100,842	53,475	(297)	154,108
Intercompany receivables, net	31,665	799,953	(690,761)	(140,857)	—	—
Property and equipment, net	—	—	82,901	12,371	—	95,272
Goodwill	—	—	1,683,121	176,788	—	1,859,909
Other intangible assets, net	—	—	592,095	19,962	—	612,057
Investment in subsidiaries	92,068	1,299,562	40,651	—	(1,432,281)	—
Other assets	—	5,911	23,153	5,864	—	34,928
Total assets	$123,736	$2,105,511	$1,832,002	$127,603	$(1,432,578)	$2,756,274
Liabilities, redeemable non-controlling interest and stockholders' equity:
Current liabilities:
Accounts payable	$—	$—	$13,801	$2,273	$—	$16,074
Accrued expenses and other current liabilities	—	27,208	60,760	9,890	—	97,858
Deferred revenue	—	—	295,208	60,925	(943)	355,190
Current portion of notes payable	—	35,700	—	—	—	35,700
Current portion of capital lease obligations	—	—	6,690	—	—	6,690
Deferred consideration, short-term	—	—	4,415	858	—	5,273
Total current liabilities	—	62,908	380,874	73,946	(943)	516,785
Deferred revenue, long-term	—	—	77,649	11,551	—	89,200
Notes payable	—	1,951,280	—	—	—	1,951,280
Capital lease obligations	—	—	512	—	—	512
Deferred consideration	—	—	7,419	25	—	7,444
Other long-term liabilities	—	(745)	48,233	1,429	—	48,917
Total liabilities	—	2,013,443	514,687	86,951	(943)	2,614,138
Redeemable non-controlling interest	—	—	17,753	—	—	17,753
Equity	123,736	92,068	1,299,562	40,652	(1,431,635)	124,383
Total liabilities and equity	$123,736	$2,105,511	$1,832,002	$127,603	$(1,432,578)	$2,756,274

Condensed Consolidating Statements of Operations and Comprehensive Loss
Year Ended December 31, 2014
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$—	$—	$559,434	$70,990	$(579)	$629,845
Cost of revenue	—	—	327,225	54,500	(237)	381,488
Gross profit	—	—	232,209	16,490	(342)	248,357
Operating expense:
Sales & marketing	—	—	114,367	32,607	(177)	146,797
Engineering and development	—	—	16,805	2,744	—	19,549
General and administrative	—	232	61,291	8,010	—	69,533
Total operating expense	—	232	192,463	43,361	(177)	235,879
Income (loss) from operations	—	(232)	39,746	(26,871)	(165)	12,478
Interest expense, net	—	56,330	829	(76)	—	57,083
Income (loss) before income taxes and equity earnings of unconsolidated entities	—	(56,562)	38,917	(26,795)	(165)	(44,605)
Income tax expense (benefit)	—	6,163	613	(590)	—	6,186
Loss before equity earnings of unconsolidated entities	—	(62,725)	38,304	(26,205)	(165)	(50,791)
Equity loss of unconsolidated entities, net of tax	42,835	(19,890)	26,500	—	(49,384)	61
Net loss	(42,835)	(42,835)	11,804	(26,205)	49,219	(50,852)
Net loss attributable to non-controlling interest	—	—	(8,017)	—	—	(8,017)
Net loss attributable to Endurance	$(42,835)	$(42,835)	$19,821	$(26,205)	$49,219	$(42,835)
Comprehensive loss
Foreign currency translation adjustments	—	—	—	(462)	—	(462)
Total comprehensive loss	$(42,835)	$(42,835)	$19,821	$(26,667)	$49,219	$(43,297)

Condensed Consolidating Statements of Operations and Comprehensive Loss
Year Ended December 31, 2015
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$—	$—	$628,266	$113,766	$(717)	$741,315
Cost of revenue	—	—	349,059	77,177	(1,201)	425,035
Gross profit	—	—	279,207	36,589	484	316,280
Operating expense:
Sales & marketing	—	—	120,637	24,815	(33)	145,419
Engineering and development	—	—	23,019	3,688	—	26,707
General and administrative	—	177	80,548	10,132	111	90,968
Total operating expense	—	177	224,204	38,635	78	263,094
Income (loss) from operations	—	(177)	55,003	(2,046)	406	53,186
Interest expense and other income, net	—	56,843	(3,554)	(315)	—	52,974
Income (loss) before income taxes and equity earnings of unconsolidated entities	—	(57,020)	58,557	(1,731)	406	212
Income tax expense (benefit)	—	10,320	331	691	—	11,342
Loss before equity earnings of unconsolidated entities	—	(67,340)	58,226	(2,422)	406	(11,130)
Equity loss of unconsolidated entities, net of tax	26,176	(41,164)	17,063	—	12,565	14,640
Net loss	(26,176)	(26,176)	41,163	(2,422)	(12,159)	(25,770)
Net loss attributable to non-controlling interest	—	—	—	—	—	—
Net loss attributable to Endurance	$(26,176)	$(26,176)	$41,163	$(2,422)	$(12,159)	$(25,770)
Comprehensive loss						—
Foreign currency translation adjustments	—	—	—	(1,281)	—	(1,281)
Unrealized gain on cash flow hedge	—	80	—	—	—	80
Total comprehensive loss	$(26,176)	$(26,096)	$41,163	$(3,703)	$(12,159)	$(26,971)

Condensed Consolidating Statements of Operations and Comprehensive Loss
Year Ended December 31, 2016
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$—	$—	$978,690	$133,274	$(822)	$1,111,142
Cost of revenue	—	—	496,267	88,753	(1,029)	583,991
Gross profit	—	—	482,423	44,521	207	527,151
Operating expense:
Sales and marketing	—	—	235,988	67,556	(33)	303,511
Engineering and development	—	—	72,922	14,679	—	87,601
General and administrative	—	242	128,337	14,516	—	143,095
Transaction expenses	—	—	32,284	—	—	32,284
Total operating expense	—	242	469,531	96,751	(33)	566,491
Income (loss) from operations	—	(242)	12,892	(52,230)	240	(39,340)
Interest expense and other income —net	—	149,512	(3,606)	4,544	—	150,450
Income (loss) before income taxes and equity earnings of unconsolidated entities	—	(149,754)	16,498	(56,774)	240	(189,790)
Income tax expense (benefit)	—	(53,847)	(55,953)	(58)	—	(109,858)
Loss before equity earnings of unconsolidated entities	—	(95,907)	72,451	(56,716)	240	(79,932)
Equity loss of unconsolidated entities, net of tax	73,071	(22,837)	58,014	297	(107,248)	1,297
Net loss	$(73,071)	$(73,070)	$14,437	$(57,013)	$107,488	$(81,229)
Net loss attributable to non-controlling interest	—	—	(8,398)	—	—	(8,398)
Net loss attributable to Endurance International Group Holdings, Inc.	(73,071)	(73,070)	22,835	(57,013)	107,488	(72,831)
Comprehensive loss:						—
Foreign currency translation adjustments	—	—	—	(597)	—	(597)
Unrealized gain (loss) on cash flow hedge		(1,351)	—	—	—	(1,351)
Total comprehensive loss	$(73,071)	$(74,421)	$22,835	$(57,610)	$107,488	$(74,779)

Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2014
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(1)	$(63,853)	$215,212	$(8,465)	—	$142,893
Cash flows from investing activities:
Businesses acquired in purchase transaction, net of cash acquired	—	—	(69,578)	(24,120)	—	(93,698)
Purchases of property and equipment	—	—	(22,850)	(1,054)	—	(23,904)
Cash paid for minority investments	—	—	(34,140)	—	—	(34,140)
Proceeds from sale of property and equipment	—	—	39	55	—	94
Proceeds from sale of assets	—	—	100	—	—	100
Purchases of intangible assets	—	—	(200)	—	—	(200)
Net (deposits) and withdrawals of principal balances in restricted cash accounts	—	—	191	242	—	433
Net cash used in investing activities	—	—	(126,438)	(24,877)	—	(151,315)
Cash flows from financing activities:
Proceeds from issuance of notes payable and draws on revolver	—	150,000	—	—	—	150,000
Repayment of notes payable and revolver	—	(110,500)	—	—	—	(110,500)
Payment of financing costs	—	(53)	—	—	—	(53)
Payment of deferred consideration	—	—	(41,244)	(57,074)	—	(98,318)
Payment of redeemable non-controlling interest liability	—	—	(4,190)	—	—	(4,190)
Principal payments on capital lease obligations	—	—	(3,608)	—	—	(3,608)
Proceeds from exercise of stock options	137	—	—	—	—	137
Proceeds from issuance of common stock	43,500	—	—	—	—	43,500
Issuance costs of common stock	(2,904)	—	—	—	—	(2,904)
Intercompany loans and investments	(40,731)	(7,126)	(46,073)	93,930	—	—
Net cash provided by (used in) financing activities	2	32,321	(95,115)	36,856	—	(25,936)
Net effect of exchange rate on cash and cash equivalents	—	—	—	(78)	—	(78)
Net increase (decrease) in cash and cash equivalents	1	(31,532)	(6,341)	3,436	—	(34,436)
Cash and cash equivalents:
Beginning of period	—	35,879	25,043	5,893	—	$66,815
End of period	$1	$4,347	$18,702	$9,329	$—	$32,379

Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2015
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$2	$(50,147)	$220,468	6,905	—	$177,228
Cash flows from investing activities:
Businesses acquired in purchase transaction, net of cash acquired	—	—	(92,376)	(5,419)	—	(97,795)
Purchases of property and equipment	—	—	(28,058)	(3,185)	—	(31,243)
Cash paid for minority investments	—	—	(8,475)	—	—	(8,475)
Proceeds from sale of property and equipment	—	—	51	42	—	93
Proceeds from note receivable	—	—	3,454	—	—	3,454
Proceeds from sale of assets	—	—	191	—	—	191
Purchases of intangible assets	—	—	(76)	—	—	(76)
Net (deposits) and withdrawals of principal balances in restricted cash accounts	—	—	(296)	346	—	50
Net cash used in investing activities	—	—	(125,585)	(8,216)	—	(133,801)
Cash flows from financing activities:
Proceeds from issuance of notes payable and draws on revolver	—	147,000	—	—	—	147,000
Repayment of notes payable and revolver	—	(140,500)	—	—	—	(140,500)
Payment of financing costs	—	—	—	—	—	—
Payment of deferred consideration	—	—	(14,503)	(488)	—	(14,991)
Payment of redeemable non-controlling interest liability	—	—	(30,543)	—	—	(30,543)
Principal payments on capital lease obligations	—	—	(4,822)	—	—	(4,822)
Proceeds from exercise of stock options	2,224	—	—	—	—	2,224
Intercompany loans and investments	(2,215)	39,367	(42,431)	5,279	—	—
Net cash provided by (used in) financing activities	9	45,867	(92,299)	4,791	—	(41,632)
Net effect of exchange rate on cash and cash equivalents	—	—	—	(1,144)	—	(1,144)
Net increase (decrease) in cash and cash equivalents	11	(4,280)	2,584	2,336	—	651
Cash and cash equivalents:
Beginning of period	1	4,347	18,702	9,329	—	32,379
End of period	$12	$67	$21,286	$11,665	$—	$33,030

Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2016
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities		$(71,204)	$256,461	(30,296)		$154,961
Cash flows from investing activities:	—	—	—	—	—
Businesses acquired in purchase transaction, net of cash acquired	—	—	(889,634)	—	—	(889,634)
Purchases of property and equipment	—	—	(32,528)	(4,731)	—	(37,259)
Cash paid for minority investments	—	—	(5,600)	—	—	(5,600)
Proceeds from sale of property and equipment	—	—	674	2	—	676
Proceeds from note receivable	—	—	—	—	—	—
Proceeds from sale of assets	—	—	—	—	—	—
Purchases of intangible assets	—	—	(7)	(20)	—	(27)
Net (deposits) and withdrawals of principal balances in restricted cash accounts	—	—	(347)	(210)	—	(557)
Net cash used in investing activities	—	—	(927,442)	(4,959)	—	(932,401)
Cash flows from financing activities:
Proceeds from issuance of notes payable and draws on revolver	—	1,110,678	—	—	—	1,110,678
Repayment of notes payable and revolver	—	(176,700)	—	—	—	(176,700)
Payment of financing costs	—	(52,561)	—	—	—	(52,561)
Payment of deferred consideration	—	—	(50,375)	(669)	—	(51,044)
Payment of redeemable non-controlling interest liability	—	—	(33,425)	—	—	(33,425)
Principal payments on capital lease obligations	—	—	(5,892)	—	—	(5,892)
Proceeds from exercise of stock options	2,564	—	—	—	—	2,564
Capital investments from minority partner	—	—	—	2,776	—	2,776
Intercompany loans and investments	(2,573)	(810,276)	778,421	34,428	—	—
Net cash provided by (used in) financing activities	(9)	71,141	688,729	36,535	—	796,396
Net effect of exchange rate on cash and cash equivalents	—	—	—	1,610	—	1,610
Net increase (decrease) in cash and cash equivalents	(9)	(63)	17,748	2,890	—	20,566
Cash and cash equivalents:
Beginning of period	12	67	21,286	11,665		33,030
End of period	$3	$4	$39,034	$14,555	$—	$53,596

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2016, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation of our disclosure controls and procedures as of December 31, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Under the supervision and with the participation of our management, our chief executive officer and chief financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, we used criteria set forth in the 2013 framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, management (including our Chief Executive Officer and Chief Financial Officer) has concluded that as of December 31, 2016, our internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by BDO USA LLP, an independent registered public accounting firm, as stated in the following report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Endurance International Group Holdings, Inc.
Burlington, Massachusetts

We have audited Endurance International Group Holdings, Inc.’s internal control over financial reporting as of December 31, 2016 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Endurance International Group Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Endurance International Group Holdings Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Endurance International Group Holdings, Inc. as of December 31, 2015 and 2016, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016 and our report dated February 24, 2017 expressed an unqualified opinion thereon.

/s/    BDO USA, LLP

Boston, Massachusetts
February 24, 2017

Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Warburg Pincus LLC, or WP LLC, affiliates of which (i) beneficially own more than 10% of our outstanding common stock and/or are members of our board of directors and (ii) beneficially own more than 10% of the equity interests of, and have the right to designate members of the board of directors of, Santander Asset Management Investment Holdings Limited, or SAMIH, has informed us that, during the reporting period, affiliates of SAMIH and WP LLC engaged in activities subject to disclosure pursuant to Section 219 of ITRA and Section 13(r) of the Exchange Act. As a result, we are required to provide disclosure as set forth below pursuant to Section 219 of ITRA and Section 13(r) of the Exchange Act. WP LLC has informed us that SAMIH has provided WP LLC with the information below relevant to Section 219 of ITRA and Section 13(r) of the Exchange Act.
At the time of the events described below, SAMIH and its affiliates, may have been deemed to be under common control with us, but this statement is not meant to be an admission that common control existed or exists. We have no control over or involvement in the activities of SAMIH or its affiliates, or any of its subsidiaries or predecessor companies, and we were not involved in the preparation of, nor have we independently verified, the information provided by SAMIH to WP LLC. The disclosure below does not relate to any activities conducted by us and does not involve us or our management. The disclosure relates solely to activities conducted by SAMIH and its affiliates. We are not representing to the accuracy or completeness of the disclosure below, and we undertake no obligation to correct or update this information.
We understand that SAMIH’s affiliates intend to disclose in their next annual or quarterly report that Santander UK plc, or Santander UK, holds two savings accounts and one current account for two customers resident in the United Kingdom who are currently designated by the United States under the Specially Designated Global Terrorist, or SDGT, sanctions program. Revenues and profits generated by Santander UK on these accounts in the year ended December 31, 2016 were negligible relative to the overall revenues and profits of Banco Santander S.A.
We also understand that SAMIH’s affiliates intend to disclose in their next annual or quarterly report that Santander UK held a savings account for a customer resident in the United Kingdom who is currently designated by the United States under the SDGT sanctions program. The savings account was closed on July 26, 2016. Revenue generated by Santander UK on this account in the year ended December 31, 2016 was negligible relative to the overall revenues and profits of Banco Santander S.A.
We also understand that SAMIH’s affiliates intend to disclose in their next annual or quarterly report that Santander UK held a current account for a customer resident in the United Kingdom who is currently designated by the United States under the SDGT sanctions program. The current account was closed on December 22, 2016. Revenue generated by Santander UK on this account in the year ended December 31, 2016 was negligible relative to the overall revenues and profits of Banco Santander S.A.
We also understand that SAMIH’s affiliates intend to disclose in their next annual or quarterly report that Santander UK holds two frozen current accounts for two UK nationals who are designated by the United States under the SDGT sanctions program. The accounts held by each customer have been frozen since their designation and have remained frozen through the year ended December 31, 2016. The accounts are in arrears (£1,844.73 in debit combined) and are currently being managed by Santander UK Collections & Recoveries department. Revenues and profits generated by Santander UK on these accounts in the year ended December 31, 2016 were negligible relative to the overall revenues and profits of Banco Santander S.A.
We also understand that SAMIH’s affiliates intend to disclose in their next annual or quarterly report that during the year ended December 31, 2016, Santander UK had an OFAC match on a power of attorney account. A party listed on the account is currently designated by the United States under the SDGT sanctions program and the Iranian Financial Sanctions Regulations, or IFSR. The power of attorney was removed from the account on July 29, 2016. During the year ended December 31, 2016, related revenues and profits generated by Santander UK were negligible relative to the overall revenues and profits of Banco Santander S.A.
We also understand that SAMIH’s affiliates intend to disclose in their next annual or quarterly report that an Iranian national, resident in the United Kingdom, who is currently designated by the United States under IFSR and the Weapons of Mass Destruction Proliferators Sanctions Regulations, held a mortgage with Santander UK that was issued prior to any such designation. The mortgage account was redeemed and closed on April 13, 2016. No further drawdown has been made or would be allowed under this mortgage although Santander UK continued to receive repayment installments prior to redemption. Revenues generated by Santander UK on this account in the year ended December 31, 2016 were negligible relative to the overall revenues of Banco Santander S.A. The same Iranian national also held two investment accounts with Santander ISA Managers Limited. The funds within both accounts were invested in the same portfolio fund. The accounts remained frozen until the investments were closed on May 12, 2016 and bank checks issued to the customer. Revenues generated by Santander UK on these accounts in the year ended December 31, 2016 were negligible relative to the overall revenues and profits of Banco Santander S.A.
We also understand that SAMIH’s affiliates intend to disclose in their next annual or quarterly report that during the year ended December 31, 2016, Santander UK held a basic current account for an Iranian national, resident in the United Kingdom, previously designated under the Iranian Transactions and Sanctions Regulations. The account was closed in September 2016. Revenues generated by Santander UK on this account in the year ended December 31, 2016 were negligible relative to the overall revenues and profits of Banco Santander S.A.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance
The information required by this item is incorporated by reference from the information disclosed under the heading “Management and Corporate Governance” and under the subheading “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the 2017 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this report relates.
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
The information required by this item is incorporated by reference to the information disclosed under the heading “Executive Compensation” and under the subheading “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for the 2017 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the information disclosed under the heading “Principal Stockholders” and under the subheading “Equity Compensation Plan Information” in our definitive proxy statement for the 2017 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

Item 13.	Certain Relationships and Related Transactions and Director Independence
The information required by this item is incorporated by reference to the information disclosed under the heading “Related Person Transactions” and under the subheading “Director Independence” in our definitive proxy statement for the 2017 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

Item 14.	Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the information disclosed under the proposal “Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive proxy statement for the 2017 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	Financial Statements
For a list of the consolidated financial statements included herein, which are incorporated into this Item by reference, see Index to Consolidated Financial Statements on page 78 of this Annual Report on Form 10-K.

(2)	Financial Statement Schedules
Schedules have been omitted since they are either not required or not applicable or the information is otherwise included herein.

(3)	Exhibits
The exhibits filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding such exhibits, which Exhibit Index is incorporated herein by reference.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDURANCE INTERNATIONAL GROUP HOLDINGS, INC.

Date: February 24, 2017	By:	/s/ Hari Ravichandran
Hari Ravichandran
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Hari Ravichandran	Chief Executive Officer and Director	February 24, 2017
Hari Ravichandran	(Principal Executive Officer)
/s/ Marc Montagner	Chief Financial Officer	February 24, 2017
Marc Montagner	(Principal Financial Officer)
/s/ Timothy Mathews	Chief Accounting Officer	February 24, 2017
Timothy Mathews	(Principal Accounting Officer)
/s/ James C. Neary	Chairman of the Board	February 24, 2017
James C. Neary
/s/ Dale Crandall	Director	February 24, 2017
Dale Crandall
/s/ Joseph P. DiSabato	Director	February 24, 2017
Joseph P. DiSabato
/s/ Tomas Gorny	Director	February 24, 2017
Tomas Gorny
/s/ Michael Hayford	Director	February 24, 2017
Michael Hayford
/s/ Peter J. Perrone	Director	February 24, 2017
Peter J. Perrone
/s/ Chandler J. Reedy	Director	February 24, 2017
Chandler J. Reedy
/s/ Justin L. Sadrian	Director	February 24, 2017
Justin L. Sadrian

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number
2.1*	Agreement and Plan of Merger, dated October 30, 2015, by and among Constant Contact, Inc., Endurance International Group Holdings, Inc., and Paintbrush Acquisition Corporation	8-K	001-36131	November 2, 2015	2.1
3.1	Restated Certificate of Incorporation of the Registrant	S-1/A	333-191061	October 23, 2013	3.3
3.2	Amended and Restated By-Laws of the Registrant	8-K	001-36131	January 30, 2017	3.1
4.1	Specimen certificate evidencing shares of common stock of the Registrant	S-1/A	333-191061	October 8, 2013	4.1
4.2	Second Amended and Restated Registration Rights Agreement by and among the Registrant and the other parties thereto	10-Q	001-36131	November 7, 2014	4.2
4.3	Stockholders Agreement by and among the Registrant and certain holders of the Registrant’s common stock	10-Q	001-36131	November 7, 2014	4.3
4.4	Indenture (including form of Note), dated as of February 9, 2016, among EIG Investors Corp., the Registrant, the Endurance Guarantors party thereto and Wilmington Trust, National Association, as trustee	8-K	001-36131	February 10, 2016	4.1
4.5	Exchange and Registration Rights Agreement, dated as of February 9, 2016, among EIG Investors Corp., the Registrant, the Endurance Guarantors party thereto, Goldman, Sachs & Co., Credit Suisse Securities (USA) LLC and Jefferies LLC	10-Q	001-36131	May 9, 2016	4.6
10.1#	Amended and Restated 2013 Stock Incentive Plan	10-Q	001-36131	August 8, 2016	10.2
10.2#	Form of Stock Option Agreement under the 2013 Stock Incentive Plan	S-1/A	333-191061	October 8, 2013	10.2
10.3#	Form of Restricted Stock Agreement under the 2013 Stock Incentive Plan	S-1/A	333-191061	October 8, 2013	10.3
10.4#	Form of Director Stock Option Agreement under the 2013 Stock Incentive Plan	S-1/A	333-191061	October 8, 2013	10.29
10.5#	Form of Director Restricted Stock Agreement under the 2013 Stock Incentive Plan	10-Q	001-36131	August 8, 2016	10.3
10.6#	Form of Restricted Stock Agreement and Acknowledgment	S-1/A	333-191061	October 8, 2013	10.25
10.7#	Form of Modification to Restricted Stock Agreement and Acknowledgment	10-K	001-36131	February 28, 2014	10.6
10.8#	Stock Option Agreement between the Registrant and Hari Ravichandran, dated October 25, 2013	10-K	001-36131	February 28, 2014	10.7

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number
10.9#	Restricted Stock Unit Agreement between the Registrant and Hari Ravichandran, dated October 25, 2013, as amended by Amendment No. 1, dated as of December 12, 2013	10-K	001-36131	February 28, 2014	10.8
10.10#	Restricted Stock Unit Agreement between the Registrant and Hari Ravichandran, dated October 25, 2013, as amended by Amendment No. 1, dated as of December 12, 2013	10-K	001-36131	February 28, 2014	10.9
10.11#	Performance-Based Restricted Stock Agreement between the Registrant and Hari Ravichandran, dated September 18, 2015	8-K	001-36131	September 21, 2015	10.1
10.12#	Form of Performance-Based Restricted Stock Agreement under the 2013 Stock Incentive Plan (CTCT integration)	10-Q	001-36131	May 9, 2016	10.10
10.13#	Constant Contact, Inc. Second Amended and Restated 2011 Stock Incentive Plan	S-8	333-209680	February 24, 2016	99.1
10.14#	Form of Incentive Stock Option Agreement under the 2011 Stock Incentive Plan	10-Q	001-36131	May 9, 2016	10.4
10.15#	Form of Non-Statutory Stock Option Agreement under the 2011 Stock Incentive Plan	10-Q	001-36131	May 9, 2016	10.5
10.16#	Form of Restricted Stock Unit Agreement under the 2011 Stock Incentive Plan	10-Q	001-36131	May 9, 2016	10.6
10.17#	Form of Incentive Stock Option Agreement (double trigger) under the 2011 Stock Incentive Plan	10-Q	001-36131	August 8, 2016	10.4
10.18#	Form of Non-Statutory Stock Option Agreement (double trigger) under the 2011 Stock Incentive Plan	10-Q	001-36131	August 8, 2016	10.5
10.19#	Form of Restricted Stock Unit Agreement (double trigger) under the 2011 Stock Incentive Plan	10-Q	001-36131	August 8, 2016	10.6
10.20#	2016 Management Incentive Plan	8-K	001-36131	May 3, 2016	10.1
10.21#	Changes to NEO Target Annual Cash Bonus Percentages	10-Q	001-36131	August 8, 2016	10.7
10.22#	Employment Agreement, dated as of September 30, 2013, between Hari Ravichandran and the Registrant, as amended by Amendment No. 1, dated as of October 11, 2013	S-1/A	333-191061	October 11, 2013	10.24
10.23#	Amendment No. 2 to Ravichandran Employment Agreement, dated as of September 18, 2015, by and between the Registrant and Hari Ravichandran	8-K	001-36131	September 21, 2015	10.2
10.24#	Employment Agreement, dated as of August 3, 2015, by and between Endurance International Group Holdings, Inc. and Marc Montagner	8-K	001-36131	August 4, 2015	10.1
10.25#	Employment Agreement, dated as of February 22, 2016, by and between the Registrant and Ronald LaSalvia	10-Q	001-36131	May 9, 2016	10.7

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number
10.26#	Employment Agreement, dated as of March 7, 2016, by and between the Registrant and Katherine Andreasen	10-Q	001-36131	May 9, 2016	10.8
10.27#	Employment Agreement, dated as of March 7, 2016, by and between the Registrant and David Bryson	10-Q	001-36131	May 9, 2016	10.9
10.28#	Offer Letter, dated as of January 21, 2016, by and between the Registrant and Kenneth J. Surdan					X
10.29#	Executive Severance Agreement by and among Constant Contact, Inc. and Kenneth J. Surdan, effective as of June 21, 2012					X
10.30#	Retention Agreement by and between Kenneth Surdan and the Registrant entered into on or about March 15, 2016					X
10.31#	Form of Indemnification Agreement entered into between the Registrant and each director and executive officer	S-1/A	333-191061	October 8, 2013	10.19
10.32	Gross Lease, dated May 17, 2012, by and between The Endurance International Group, Inc. and MEPT Burlington, LLC, as amended on June 13, 2013	S-1	333-191061	September 9, 2013	10.5
10.33	Second Amendment to Lease, dated as of March 28, 2014, by and between Burlington Centre Owner LLC and The Endurance International Group, Inc.	10-Q	001-36131	May 9, 2014	10.5
10.34	Third Amendment to Lease, dated as of September 24, 2014, by and between Burlington Centre Owner LLC and The Endurance International Group, Inc.	10-Q	001-36131	November 7, 2014	10.1
10.35	Fourth Amendment to Lease, dated as of November 14, 2014, by and between Burlington Centre Owner LLC and The Endurance International Group, Inc.	10-K	001-36131	February 27, 2015	10.10
10.36+	Collocation/Interconnection License, dated as of May 29, 2007, by and between The Endurance International Group, Inc. and Markley Boston, LLC, as amended on June 1, 2007, August 31, 2008, December 4, 2008, April 30, 2009, February 2011 and February 2, 2012	S-1	333-191061	September 9, 2013	10.7
10.37+	Collocation/Interconnection License, dated as of February 2, 2012, by and between The Endurance International Group, Inc. and One Summer Collocation, LLC, as amended January 4, 2013	S-1	333-191061	September 9, 2013	10.11
10.38+	Master Service Agreement (United States), dated as of November 28, 2011, by and between The Endurance International Group, Inc. and Equinix Operating Co., Inc., as amended by Replacement Order 110712 and Replacement Order 112014, each effective as of December 2, 2014	10-K	001-36131	February 27, 2015	10.10

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number
10.39+	Replacement Order 1-54210756980 and Replacement Order 1-54216771102, each effective as of August 1, 2016, to the Master Service Agreement (United States), dated as of November 28, 2011, by and between The Endurance International Group, Inc. and Equinix Operating Co., Inc.	10-Q	001-36131	November 4, 2016	10.1
10.40+	Master Service Agreement, dated as of June 20, 2013, by and between HostGator.com LLC and CyrusOne LLC	S-1	333-191061	September 9, 2013	10.26
10.41	Turn Key Datacenter Lease dated as of December 31, 2010 between Digital Alfred, LLC and Constant Contact, Inc., as amended by the First Amendment to Turn Key Datacenter Lease dated as of March 1, 2011 and the Second Amendment to Turnkey Datacenter Lease dated as of December 15, 2011	10-Q	001-36131	May 9, 2016	10.11
10.42	Datacenter Lease dated as of January 1, 2011 between Digital 55 Middlesex, LLC and Constant Contact, Inc., as amended by the First Amendment to Datacenter Lease dated as of May 11, 2012, the 55 Middlesex Turnpike Office Space Rider dated as of May 11, 2012 and the Second Amendment to Datacenter Lease dated February 26, 2016	10-Q	001-36131	May 9, 2016	10.12
10.43+
Master Services Agreement dated as of September 25, 2013 between The Endurance International Group, Inc. and Tregaron India Holding, LLC, as amended by Amendment No. 1 dated as of February 7, 2014 and Amendment No. 2 dated as of December 5, 2014
						X
10.44	Refinancing Amendment, dated as of November 25, 2013, by and among the refinancing lenders party thereto, the revolving lenders party thereto, the Registrant, EIG Investors Corp., and Credit Suisse AG, as Administrative Agent	10-K	001-36131	February 28, 2014	10.23
10.45	Third Amended and Restated Credit Agreement, dated as of November 25, 2013, by and among the Registrant, EIG Investors Corp., as Borrower, the lenders party thereto, and Credit Suisse AG, as Administrative Agent	10-K	001-36131	February 28, 2014	10.24
10.46	Revolving Facility Amendment to Third Amended and Restated Credit Agreement, dated as of February 9, 2016, among EIG Investors Corp., the Registrant, the other Loan Parties party thereto, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent and issuing bank	8-K	001-36131	February 10, 2016	10.1

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number
10.47	Incremental Term Loan Amendment to Third Amended and Restated Credit Agreement, dated as of February 9, 2016, among EIG Investors Corp., the Registrant, the other Loan Parties party thereto, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent and issuing bank	8-K	001-36131	February 10, 2016	10.2
10.48	Amended and Restated Collateral Agreement, dated as of November 25, 2013, by and among the Registrant, EIG Investors Corp., the other grantors party thereto, and Credit Suisse AG, as Administrative Agent	10-K	001-36131	February 28, 2014	10.25
10.49	Supplement No. 1 to Amended and Restated Collateral Agreement, dated as of February 9, 2016, by and among the Registrant, EIG Investors Corp., the other guarantors party thereto, and Credit Suisse AG, as Administrative Agent	10-Q	001-36131	May 9, 2016	10.13
10.50	Amended and Restated Master Guarantee Agreement, dated as of November 25, 2013, by and among the Registrant, EIG Investors Corp., the other guarantors party thereto, and Credit Suisse AG, as Administrative Agent	10-K	001-36131	February 28, 2014	10.26
10.51	Supplement No. 1 to Amended and Restated Master Guarantee Agreement, dated as of February 9, 2016, by and among the Registrant, EIG Investors Corp., the other guarantors party thereto, and Credit Suisse AG, as Administrative Agent	10-Q	001-36131	May 9, 2016	10.14
21.1	Subsidiaries of the Registrant					X
23.1	Consent of BDO USA, LLP, an Independent Registered Public Accounting Firm					X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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