Form 10-Q
period 2017-03-31
Endurance International Group Holdings, Inc.
filed 2017-05-09
CIK 1237746

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 28, 2017, there were 142,706,250 shares of the issuer’s common stock, $0.0001 par value per share, outstanding.

Endurance International Group Holdings, Inc.
Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	December 31, 2016	March 31, 2017
Assets
Current assets:
Cash and cash equivalents	$53,596	$68,970
Restricted cash	3,302	3,645
Accounts receivable	13,088	10,717
Prepaid domain name registry fees	55,444	56,833
Prepaid expenses and other current assets	28,678	33,348
Total current assets	154,108	173,513
Property and equipment—net	95,272	93,463
Goodwill	1,859,909	1,860,291
Other intangible assets—net	612,057	578,023
Deferred financing costs	4,932	4,518
Investments	15,857	15,857
Prepaid domain name registry fees, net of current portion	10,429	10,746
Other assets	3,710	2,856
Total assets	$2,756,274	$2,739,267
Liabilities, redeemable non-controlling interest and stockholders’ equity
Current liabilities:
Accounts payable	$16,074	$15,817
Accrued expenses	67,722	67,195
Accrued interest	27,246	17,429
Deferred revenue	355,190	369,240
Current portion of notes payable	35,700	35,700
Current portion of capital lease obligations	6,690	5,165
Deferred consideration—short term	5,273	4,525
Other current liabilities	2,890	3,149
Total current liabilities	516,785	518,220
Long-term deferred revenue	89,200	91,239
Notes payable—long term, net of original issue discounts of $25,853 and $25,006 and deferred financing costs of $43,342 and $42,012 respectively	1,951,280	1,944,532
Capital lease obligations—long term	512	—
Deferred tax liability	39,943	43,344
Deferred consideration—long term	7,444	7,564
Other liabilities	8,974	9,741
Total liabilities	2,614,138	2,614,640
Redeemable non-controlling interest	17,753	21,337
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred Stock—par value $0.0001; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock—par value $0.0001; 500,000,000 shares authorized; 134,793,857 and 135,789,327 shares issued at December 31, 2016 and March 31, 2017, respectively; 134,793,857 and 135,789,327 outstanding at December 31, 2016 and March 31, 2017, respectively	14	14
Additional paid-in capital	868,228	882,052
Accumulated other comprehensive loss	(3,666)	(3,196)
Accumulated deficit	(740,193)	(775,580)
Total stockholders’ equity	124,383	103,290
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$2,756,274	$2,739,267
See accompanying notes to consolidated financial statements.

Endurance International Group Holdings, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2016	2017
Revenue	$237,113	$295,137
Cost of revenue	136,476	148,749
Gross profit	100,637	146,388
Operating expense:
Sales and marketing	79,294	72,772
Engineering and development	16,255	20,362
General and administrative	40,279	39,080
Transactions expenses	31,120	580
Total operating expense	166,948	132,794
Income (loss) from operations	(66,311)	13,594
Other income (expense):
Other income	11,410	—
Interest income	134	118
Interest expense	(30,371)	(39,516)
Total other expense—net	(18,827)	(39,398)
Loss before income taxes and equity earnings of unconsolidated entities	(85,138)	(25,804)
Income tax expense (benefit)	(99,902)	5,774
Income (loss) before equity earnings of unconsolidated entities	14,764	(31,578)
Equity loss of unconsolidated entities, net of tax	683	—
Net income (loss)	$14,081	$(31,578)
Net (loss) income attributable to non-controlling interest	(7,730)	226
Excess accretion of non-controlling interest	—	3,584
Total net (loss) income attributable to non-controlling interest	(7,730)	3,810
Net income (loss) attributable to Endurance International Group Holdings, Inc.	$21,811	$(35,388)
Comprehensive income (loss):
Foreign currency translation adjustments	342	686
Unrealized loss on cash flow hedge, net of taxes of $606 and $38, for the three months ended March 31, 2016 and 2017, respectively	(1,511)	(216)
Total comprehensive income (loss)	$20,642	$(34,918)
Basic net income (loss) per share attributable to Endurance International Group Holdings Inc.	$0.17	$(0.26)
Diluted net income (loss) per share attributable to Endurance International Group Holdings Inc.	$0.16	$(0.26)
Weighted-average common shares used in computing net income (loss) per share attributable to Endurance International Group Holdings, Inc.:
Basic	132,178,693	134,935,153
Diluted	133,563,884	134,935,153
See accompanying notes to consolidated financial statements.

Endurance International Group Holdings, Inc.
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2016	2017
Cash flows from operating activities:
Net income (loss)	$14,081	$(31,578)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	13,172	13,111
Amortization of other intangible assets	29,874	34,267
Impairment of long lived assets	1,437	—
Amortization of deferred financing costs	911	1,744
Amortization of net present value of deferred consideration	783	190
Amortization of original issue discounts	449	846
Stock-based compensation	18,388	12,924
Deferred tax (benefit) expense	(103,203)	3,440
Gain on sale of assets	(1)	(225)
Gain from unconsolidated entities	(11,410)	—
Loss of unconsolidated entities	683	—
(Gain) loss from change in deferred consideration	21	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	2,144	2,393
Prepaid expenses and other current assets	(15,673)	(5,717)
Accounts payable and accrued expenses	16,973	(13,467)
Deferred revenue	43,143	15,747
Net cash provided by operating activities	11,772	33,675
Cash flows from investing activities:
Businesses acquired in purchase transactions, net of cash acquired	(881,709)	—
Cash paid for minority investment	(600)	—
Purchases of property and equipment	(10,140)	(9,258)
Proceeds from sale of assets	—	251
Purchases of intangible assets	—	(33)
Withdrawals of principal balances in restricted cash accounts	(737)	(344)
Net cash used in investing activities	(893,186)	(9,384)
Cash flows from financing activities:
Proceeds from issuance of term loan and notes, net of original issue discounts	1,056,178	—
Repayments of term loans	(8,925)	(8,925)
Proceeds from borrowing of revolver	16,000	—
Repayment of revolver	(83,000)	—
Payment of financing costs	(51,605)	(92)
Payment of deferred consideration	(707)	(818)
Principal payments on capital lease obligations	(1,439)	(2,037)
Proceeds from exercise of stock options	593	628
Net cash provided by (used in) financing activities	927,095	(11,244)
Net effect of exchange rate on cash and cash equivalents	566	2,327
Net increase in cash and cash equivalents	46,247	15,374
Cash and cash equivalents:
Beginning of period	33,030	53,596
End of period	$79,277	$68,970
Supplemental cash flow information:
Interest paid	$16,659	$46,546
Income taxes paid	$968	$952
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

The web presence segment consists predominantly of the Company's web hosting brands and related products such as domain names, website security tools, website design tools and services, ecommerce tools and other services designed to grow the online presence of a small business. The email marketing segment consists of Constant Contact email marketing tools and the SinglePlatform digital storefront product, both of which the Company acquired in the February 2016 acquisition of Constant Contact, Inc. ("Constant Contact").
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
Unaudited Interim Financial Information
The accompanying interim consolidated balance sheet as of March 31, 2017, and the related consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2016 and 2017, cash flows for the three months ended March 31, 2016 and 2017, and the notes to consolidated financial statements are unaudited. These unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. The unaudited consolidated financial statements include, in the opinion of management, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of the Company’s financial position at March 31, 2017, results of operations for the three months ended March 31, 2016 and 2017 and cash flows for the three months ended March 31, 2016 and 2017. The consolidated results in the consolidated statements of operations and comprehensive income (loss) are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2017.
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
In accordance with the FASB’s fair value measurement guidance in FASB Accounting Standards Update ("ASU") 2011-4, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.
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
Software Development Costs
The Company accounts for software development costs for internal-use software under the provisions of ASC 350-40, Internal-Use Software. Accordingly, certain costs to develop internal-use computer software are capitalized, provided these costs are expected to be recoverable. During the three months ended March 31, 2016 and 2017, the Company capitalized internal-use software development costs of $2.6 million and $2.9 million, respectively.
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
In accordance with ASC 350, Intangibles—Goodwill and Other, or ASC 350, the Company is required to review goodwill by reporting unit for impairment at least annually or more often if there are indicators of impairment present. Under U.S. GAAP, a reporting unit is either the equivalent of, or one level below, an operating segment. As of December 31, 2016, the Company determined it operates in two segments and that each segment is its own reporting unit, and as such, the Company has two reporting units, email marketing and web presence. The provisions of ASC 350 require that a two-step impairment test be performed for goodwill. In the first step, the Company compares the fair value of its reporting unit to which goodwill has been allocated to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is considered not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then the Company would record an impairment loss equal to the difference.

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

As of March 31, 2017, the Company did not have a reporting unit for which it is reasonably likely that it will fail step one of a goodwill impairment test in the near term. However, if macroeconomic conditions worsen or our current financial projections are not achieved, it is possible that we may experience impairments for some of our intangible assets, which may require us to recognize impairment charges.

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

As of March 31, 2017, the carrying value of goodwill that was allocated to the email marketing reporting unit and the web presence reporting unit was $604.3 million and $1,256.0 million, respectively.

The Company had goodwill of $1.9 billion as of December 31, 2016 and March 31, 2017, and no impairment charges have been recorded.
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
The Company evaluates long-lived intangible and tangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indicators of impairment are present and undiscounted future cash flows are less than the carrying amount, the fair value of the assets is determined and compared to the carrying value. If the fair value is less than the carrying value, then the carrying value of the asset is reduced to the estimated fair value and an impairment loss is charged to expense in the period the impairment is identified. No such impairment losses have been identified in the three months ended March 31, 2016 and 2017.
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
Acquired In-Process Research and Development (IPR&D)
Acquired IPR&D represents the fair value assigned to research and development assets that the Company acquires in connection with business combinations that have not been completed at the date of acquisition. The acquired IPR&D is capitalized as an intangible asset and reviewed on a quarterly basis to determine future use. Any impairment loss of the acquired IPR&D is charged to expense in the period the impairment is identified. During the three months ended March 31, 2016, the Company identified that the acquired fair value of the remaining IPR&D acquired in connection with its acquisition of Webzai was impaired. At that time, the Company recorded a $1.4 million impairment charge, which is reflected in engineering and development expense in the Company’s consolidated statements of operations and comprehensive income (loss). No such impairment loss was identified during the three months ended March 31, 2017.
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
The Company follows the provisions of FASB ASU No. 2009-13 (“ASU 2009-13”), Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, and allocates revenue to each deliverable in a multiple-element service arrangement based on its respective relative selling price.
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
The Company maintains a reserve for refunds and chargebacks related to revenue that has been recognized and is expected to be refunded. The Company had a refund and chargeback reserve of $0.6 million and $0.6 million as of

December 31, 2016 and March 31, 2017, respectively. The portion of deferred revenue that is expected to be refunded at December 31, 2016 and March 31, 2017 was $2.1 million. Based on refund history, approximately 81% of all refunds happen in the same fiscal month that the contract starts or renews, and approximately 94% of all refunds happen within 45 days of the contract start or renewal date.
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
ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is more likely than not to be realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. There were no unrecognized tax benefits in the three months ended March 31, 2016 and 2017.
The Company records interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the three months ended March 31, 2016 and 2017, the Company did not recognize any interest and penalties related to unrecognized tax benefits.
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
Net Loss per Share
The Company considered ASC 260-10, Earnings per Share, or ASC 260-10, which requires the presentation of both basic and diluted earnings per share in the consolidated statements of operations and comprehensive income (loss). The Company’s basic net income (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, and, if there are dilutive securities, diluted income per share is computed by including common stock equivalents which includes shares issuable upon the exercise of stock options, net of shares assumed to have been purchased with the proceeds, using the treasury stock method.

	Three Months Ended March 31,
	2016	2017
	(unaudited) (in thousands, except share amounts and per share data)
Net income (loss) attributable to Endurance International Group Holdings, Inc.	$21,811	$(35,388)
Net loss per share attributable to Endurance International Group Holdings, Inc.:
Basic net income (loss) per share attributable to Endurance International Group Holdings Inc.	$0.17	$(0.26)
Diluted net income (loss) per share attributable to Endurance International Group Holdings Inc.	$0.16	$(0.26)
Weighted-average common shares used in computing net income (loss) per share attributable to Endurance International Group Holdings, Inc.:
Basic	132,178,693	134,935,153
Diluted	133,563,884	134,935,153
The following number of weighted average potentially dilutive shares were excluded from the calculation of diluted loss per share because the effect of including such potentially dilutive shares would have been anti-dilutive:

	Three Months Ended March 31,
	2016	2017
	(unaudited)
Restricted stock awards and units	5,874,094	3,974,080
Options	7,793,165	11,037,570
Total	13,667,259	15,011,650
Recent Accounting Pronouncements - Recently Adopted

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The guidance simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of excess tax benefits in the consolidated statements of cash flows. The Company elected to early adopt the new guidance in the fourth quarter of fiscal year 2016 which required it to reflect any adjustments as of January 1, 2016, the beginning of the annual period that included the interim period of adoption.
The impact of the adoption resulted in the following:

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

• As a result of prior guidance that required excess tax benefits reduce taxes payable prior to recognition as an increase in paid in capital, the Company had not recognized certain deferred tax assets (loss carry-forwards) that could be attributed to tax deductions related to equity compensation in excess of compensation recognized for financial reporting. As of January 1, 2016, the Company had generated federal and state net operating loss carry-forwards due to excess tax benefits of $1.5 million and $0.7 million, respectively.

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

In March 2016, the FASB issued ASU No. 2016-07, Investments—Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting. This new guidance removes the requirement for retroactive adjustment when an increase or decrease in the level of ownership qualifies an investment for the equity method. This amendment is effective for fiscal years beginning after December 15, 2016. The adoption of this standard did not have a material impact on the Company's financial position or results of operations.

Recent Accounting Pronouncements - Recently Issued

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), or Accounting Standard Update 2014-09, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. Since then, the FASB has also issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606), Principals versus Agent Considerations and ASU 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing, which further elaborate on the original ASU No. 2014-09. The core principle of these updates is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgments and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. In July 2015, the FASB approved a one-year deferral of the effective date to January 1, 2018, with early adoption to be permitted as of the original effective date of January 1, 2017. Once this standard becomes effective, companies may use either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company has performed an initial assessment of ASU 2014-09, and expects that this new guidance will impact the timing of when certain sales incentive payments, primarily to external parties, are charged to expense as these payments must be deferred over the expected life of the related customer relationship. The Company also expects that a considerable portion of its revenue recognition will not be materially impacted by this new guidance. The Company is currently calculating the impact of all expected changes from this guidance, and expects to have these calculations complete during the second half of fiscal 2017. After completing these calculations, the Company will then determine the transition method to be applied upon adoption.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. This new standard enhances the reporting model for financial instruments to provide users of financial statements with more decision-useful information. This amendment is effective for annual periods beginning after December 15, 2017, and early adoption is permitted. The Company is currently evaluating the impact of its pending adoption of the new standard on its consolidated financial statements, but does not believe the adoption of this ASU will have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of its pending adoption of the new standard on its consolidated financial statements, but expects that adoption will increase its assets and liabilities.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. This new standard clarifies certain statement of cash flow presentation issues. This amendment is effective for annual periods beginning after December 15, 2017, and early adoption is permitted. The Company is currently evaluating the impact of its pending adoption of the new standard on its consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory. This new standard improves the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. This amendment is effective for annual periods beginning after December 15, 2018, and early adoption is permitted. The Company does not believe the adoption of this ASU will have a material impact on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment. This new standard eliminates the second step of the goodwill impairment test described in Note 2: Goodwill, and instead requires that the entity perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. This amendment is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. The Company is currently evaluating the impact of its pending adoption of the new standard on its consolidated financial statements.

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
Constant Contact, Inc.
On February 9, 2016, the Company acquired all of the outstanding shares of common stock of Constant Contact for $32.00 per share in cash, for a total purchase price of approximately $1.1 billion. Constant Contact is a leading provider of online marketing tools that are designed for small organizations, including small businesses, associations and non-profits.
The aggregate purchase price of $1.1 billion, which was paid in cash at the closing, was allocated to intangible assets consisting of subscriber relationships, developed technology and trade names of $263.0 million, $83.0 million and $52.0 million, respectively, goodwill of $604.3 million, property and equipment of $39.6 million, and working capital of $184.2 million, offset by net a net deferred tax liability of $125.1 million and deferred revenue of $25.2 million. The goodwill reflects the value of expected synergies.
Goodwill related to the acquisition, which is included in the Company’s email marketing reporting unit, is not deductible for tax purposes.
Pro Forma Disclosure
The Company acquired Constant Contact on February 9, 2016, and the results of Constant Contact have been included in the results of the Company since February 10, 2016. The following unaudited information is presented as if the Constant Contact acquisition was completed as of January 1, 2015. The Company has not presented unaudited pro forma results for the quarterly periods following March 31, 2016, as Constant Contact is included for the entire fiscal periods after that date. The unaudited pro forma results are not necessarily indicative of the actual results that would have occurred had the transaction actually taken place at the beginning of the period indicated. Unaudited pro forma revenue for the three months ended March 31, 2016 was $277.8 million and unaudited pro forma net income attributable to Endurance International Group Holdings, Inc. for the three months ended March 31, 2016 was $35.6 million.
Pro forma revenue for the three months ended March 31, 2016 has been reduced by $13.7 million, due to the application of purchase accounting for Constant Contact, which reduced the fair value of deferred revenue as of the closing date. Additionally, pro forma net income for the three months ended March 31, 2016 includes restructuring charges of approximately $11.4 million, as the Company implemented plans to reduce the cost structure of the combined businesses.

Summary of Deferred Consideration Related to Acquisitions
Components of short-term and long-tern deferred consideration as of December 31, 2016 and March 31, 2017, consisted of the following:

	December 31, 2016		March 31, 2017
	Short- term	Long- term	Short- term	Long- term
	(in thousands)
Mojoness, Inc. (Acquired in 2012)	$818	$—	$—	—
Verio (Acquired in 2015)	50	—	50	—
Social Booster (Acquired in 2016)	40	25	40	25
AppMachine (Acquired in 2016)	4,365	7,419	4,435	7,539
Total	$5,273	$7,444	$4,525	$7,564

4. Property and Equipment and Capital Lease Obligations
Components of property and equipment consisted of the following:

	December 31, 2016	March 31, 2017
	(in thousands)
Land	$790	$790
Building	5,517	6,165
Software	52,130	54,611
Computers and office equipment	143,091	150,461
Furniture and fixtures	10,892	10,974
Leasehold improvements	21,244	21,498
Construction in process	6,691	7,010
Property and equipment—at cost	240,355	251,509
Less accumulated depreciation	(145,083)	(158,046)
Property and equipment—net	$95,272	$93,463
Depreciation expense related to property and equipment for the three months ended March 31, 2016 and 2017 was $13.2 million and $13.1 million, respectively.
Property under capital lease with a cost basis of $21.5 million was included in software as of March 31, 2017. The net carrying value of property under capital lease as of March 31, 2017 was $5.2 million.
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
As of December 31, 2016 and March 31, 2017, the Company’s financial assets or liabilities required to be measured on a recurring basis are accrued earn-out consideration payable in connection with the 2012 acquisition of certain assets of Mojoness, Inc., or Mojo, and the 2015 interest rate cap. The Company has classified its interest rate cap discussed in Note 6 below within Level 2 of the fair value hierarchy. The Company has classified its liabilities for contingent earn-out consideration related to Mojo within Level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which include probability weighted cash flows. During the three months ended March 31, 2017, the Company paid $0.8 million related to the earn-out provisions for the Mojo acquisition, which constituted the final payment for this acquisition.
Basis of Fair Value Measurements

	Balance	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Balance at December 31, 2016
Financial assets:
Interest rate cap (included in other assets)	$979	—	$979	$—
Total financial assets	$979	$—	$979	$—
Financial liabilities:
Contingent earn-out consideration (included in deferred consideration)	$818	—	—	$818
Total financial liabilities	$818	$—	$—	$818
Balance at March 31, 2017
Financial assets:
Interest rate cap (included in other assets)	$693	—	$693	$—
Total financial assets	$693	$—	$693	$—
The following table summarizes the changes in the financial liabilities measured on a recurring basis using Level 3 inputs as of March 31, 2017:

Amount
(in thousands)
Financial liabilities measured using Level 3 inputs at December 31, 2016	$818
Payment of contingent earn-outs related to 2012 acquisition	(818)
Change in fair value of contingent earn-outs	—
Financial liabilities measured using Level 3 inputs at March 31, 2017	$—
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
The effective portion of changes in the fair value of derivatives that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income ("AOCI"), and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Any ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. There was no ineffectiveness recorded in earnings for the three months ended March 31, 2017.
As of March 31, 2017, the Company had one interest rate cap with $500.0 million notional value outstanding that was designated as a cash flow hedge of interest rate risk. The fair value of the interest rate contracts included in other assets on the consolidated balance sheet as of March 31, 2017 was $0.7 million, and the Company recognized an immaterial amount of interest expense in the Company’s consolidated statement of operations for the three months ended March 31, 2017. The Company recognized a $0.2 million loss, net of an immaterial tax benefit, in AOCI for the three months ended March 31, 2017, of which the Company estimates that $0.9 million will be reclassified as an increase to interest expense in the next twelve months.
7. Goodwill and Other Intangible Assets
The following table summarizes the changes in the Company’s goodwill balances from December 31, 2016 to March 31, 2017 for the Company’s two reporting units:

	Web Presence Unit	Email Marketing Unit	Total
	Amount	Amount	Amount
	(in thousands)	(in thousands)	(in thousands)
Goodwill balance at December 31, 2016	$1,255,604	$604,305	$1,859,909
Goodwill related to 2016 acquisitions	—	—	—
Foreign translation impact	382	—	382
Goodwill balance at March 31, 2017	$1,255,986	$604,305	$1,860,291
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
During the three months ended March 31, 2016, the Company wrote-off acquired in-process research and development of $1.4 million related to its acquisition of Webzai in 2014, as the Company had abandoned certain research and development projects in favor of other projects. There were no impairment charges of intangible assets during the three months ended March 31, 2017.
At March 31, 2017, other intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(dollars in thousands)
Developed technology	$284,043	$119,810	$164,233	7 years
Subscriber relationships	659,762	366,163	293,599	7 years
Trade-names	133,806	61,280	72,526	8 years
Intellectual property	34,120	11,145	22,975	13 years
Domain names available for sale	30,121	5,431	24,690	Indefinite
Leasehold interests	314	314	—	1 year
Total March 31, 2017	$1,142,166	$564,143	$578,023
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
The Company’s amortization expense is included in cost of revenue in the aggregate amounts of $29.9 million and $34.3 million for the three months ended March 31, 2016 and 2017, respectively.
8. Investments
As of December 31, 2016 and March 31, 2017, the Company’s carrying value of investments in privately-held companies was $15.9 million and $15.9 million, respectively.
In January 2012, the Company made an initial investment of $0.3 million to acquire a 25% interest in BlueZone Labs, LLC (“BlueZone”), a provider of “do-it-yourself” tools and managed search engine optimization services.
The Company also has an agreement with BlueZone to purchase products and services. During the three months ended March 31, 2016 and 2017, the Company purchased $0.3 million and $0.5 million, respectively, of products and services from BlueZone, which is included in cost of revenue in the Company’s consolidated statements of operations and comprehensive income (loss). As of December 31, 2016 and March 31, 2017, $0.1 million and $0.2 million, respectively, relating to the Company’s investment in BlueZone was included in accounts payable and accrued expense in the Company’s consolidated balance sheet.
In May 2014, the Company made a strategic investment of $15.0 million in Automattic, Inc. (“Automattic”), which provides content management systems associated with WordPress. The investment represents less than 5% of the outstanding shares of Automattic and better aligns the Company with an important partner.
In August 2014, the Company made an aggregate investment of $3.9 million for a joint venture with a 49% ownership interest in WZ UK, which is a provider of technology and sales marketing services associated with web builder solutions. On January 6, 2016, the Company exercised an option to increase its stake in WZ UK from 49% to 57.5%. Refer to Note 14: Redeemable Non-controlling Interest, for further details.
In December 2014, the Company made an aggregate investment of $15.2 million to acquire a 40% ownership interest in AppMachine B.V. (“AppMachine”), which is a developer of software that allows users to build mobile applications for smart devices such as phones and tablets. The remaining 60% of AppMachine was acquired on July 27, 2016.
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

Investments in which the Company’s interest is less than 20% and which are not classified as available-for-sale securities are carried at the lower of cost or net realizable value unless it is determined that the Company exercises significant influence over the investee company, in which case the equity method of accounting is used. For those investments in which the Company’s voting interest is between 20% and 50%, the equity method of accounting is used. Under this method, the investment balance, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee company, as they occur, limited to the extent of the Company’s investment in, advances to and commitments for the investee. These adjustments are reflected in equity (income) loss of unconsolidated entities, net of tax in the Company’s consolidated statements of operations and comprehensive income (loss). The Company recognized net losses of $0.7 million and $0.0 million for the three months ended March 31, 2016 and 2017, respectively.
From time to time, the Company may make new and follow-on investments and may receive distributions from investee companies. As of March 31, 2017, the Company was not obligated to fund any follow-on investments in these investee companies.
As of March 31, 2017, the Company did not have an equity method investment in which the Company’s proportionate share of the investees’ net income or loss exceeded 10% of the Company’s consolidated assets or income from continuing operations.
9. Notes Payable

At December 31, 2016 and March 31, 2017, notes payable, net of original issuance discount and deferred financing costs, consisted of the following:

	For the Year Ended December 31, 2016	For the Three Months Ended March 31, 2017
	(in thousands)
First Lien Term Loan	$985,640	$980,410
Incremental First Lien Term Loan	674,860	672,812
Senior Notes	326,480	327,010
Revolving Credit Facilities	—	—
Total Notes Payable	1,986,980	1,980,232
Current Portion of Notes Payable	35,700	35,700
Notes Payable - long term	$1,951,280	$1,944,532
First Lien Term Loan Facility

The Company has a first lien term loan (“First Lien”), which originated in November 2013, had an original balance of
$1,050.0 million and a maturity date of November 9, 2019. As of December 31, 2016 and March 31, 2017, the First Lien had an outstanding balance of:

	For the Year Ended December 31, 2016	For the Three Months Ended March 31, 2017
	(in thousands)
First Lien Term Loan	$985,875	$980,625
Unamortized deferred financing costs	(235)	(215)
Net First Lien Term Loan	985,640	980,410
Current portion of First Lien Term Loan	21,000	21,000
First Lien Term Loan - long term	$964,640	$959,410

The First Lien automatically bears interest at the bank’s reference rate unless the Company gives notice to opt for LIBOR based interest rate term loans. Prior to February 9, 2016, the interest rate for a LIBOR based interest term loan was 4.00% plus the greater of the LIBOR rate or 1.00%, and the interest rate for a reference rate term loan was 3.00% per annum plus the greater of the prime rate, the federal funds effective rate plus 0.50%, an adjusted LIBOR rate or 2.00%. The First Lien bore interest at a LIBOR-based rate of 5.00% during this period.

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

The First Lien requires quarterly mandatory repayments of principal. As a result of the Refinancing, the Company is obligated to use commercially reasonable efforts to make voluntary repayments on the First Lien to effectively double the amount of each scheduled amortization payment under this facility. During the three months ended March 31, 2016 and 2017, the Company made mandatory repayments of $2.6 million and voluntary prepayments of $2.6 million against the First Lien, in each respective period. Interest is payable on maturity of the elected interest period for a LIBOR-based interest loan, which can be one, two, three or 6 months.

Interest is payable on maturity of the elected interest period for a LIBOR-based interest loan, which can be one, two, three or 6 months. Interest is payable at the end of each fiscal quarter for a reference rate interest First Lien loan.
Incremental First Lien Term Loan Facility

In connection with the acquisition of Constant Contact on February 9, 2016, the Company entered into the Incremental First Lien Term Loan (the “Incremental First Lien”) in the principal amount of $735.0 million. As of December 31, 2016 and March 31, 2017, the Incremental First Lien had an outstanding balance of:

	For the Year Ended December 31, 2016	For the Period Ended March 31, 2017
	(in thousands)
Incremental First Lien Term Loan	$720,300	$716,625
Unamortized deferred financing costs	(25,869)	(24,945)
Unamortized original issuance discount	(19,571)	(18,868)
Net Incremental First Lien Term Loan	674,860	672,812
Current portion of Incremental First Lien Term Loan	14,700	14,700
Incremental First Lien Term Loan - long term	$660,160	$658,112

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

During the three months ended March 31, 2017, the Company made $3.7 million in mandatory prepayments against the Incremental First Lien.
Revolving Credit Facility

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

As a result of the Refinancing, the Company entered into a new revolving facility (the “Current Revolver”), which increased the Company’s available revolving credit to $165.0 million. The Current Revolver has a “springing” maturity date of August 10, 2019 unless the First Lien has been repaid in full or otherwise extended to at least 91 days after the maturity of the Current Revolver. As of December 31, 2016 and March 31, 2017, the Company did not have any balances outstanding under the Current Revolver, and the full amount of the facility, or $165.0 million, was unused and available.

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
Senior Notes
On February 9, 2016, EIG Investors issued $350.0 million aggregate principal amount of senior notes (the "Notes"). The Notes will mature in February 1, 2024, were issued at a price of 98.065% of par and will bear interest at the rate of 10.875% per annum. The Notes have been fully and unconditionally guaranteed, on a senior unsecured basis, by the Company and its subsidiaries that guarantee the First Lien and Incremental First Lien (collectively, the "Senior Credit Facilities") (including Constant Contact and certain of its subsidiaries). As of December 31, 2016 and March 31, 2017, the Notes had an outstanding balance of:

	For the Year Ended December 31, 2016	For the Period Ended March 31, 2017
	(in thousands)
Senior Notes	$350,000	$350,000
Unamortized deferred financing costs	(17,238)	(16,852)
Unamortized original issuance discount	(6,282)	(6,138)
Net Senior Notes	326,480	327,010
Current portion of Senior Notes	—	—
Senior Notes - long term	$326,480	$327,010

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

Maturity of Notes Payable

The maturity of the notes payable at March 31, 2017 is as follows:

Maturity Date as of December 31,	(in thousands)
(Remainder of) 2017	$26,775
2018	35,700
2019	958,575
2020	14,700
2021	14,700
Thereafter	996,800
Total	$2,047,250
Interest
The Company recorded $30.4 million and $39.5 million in interest expense for the three months ended March 31, 2016 and 2017, respectively.
The following table provides a summary of interest rates and interest expense for the three months ended March 31, 2016 and 2017:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2017
	(dollars in thousands)
Interest rate—LIBOR	6.00%-7.75%	6.00%-6.53%
Interest rate—reference	7.50%-8.50%	*
Interest rate—Senior Notes	10.875%	10.875%
Non-refundable fee—unused facility	0.50%	0.50%
Interest expense and service fees	$27,996	$36,655
Amortization of deferred financing fees	911	1,744
Amortization of original issue discounts	449	846
Amortization of net present value of deferred consideration	783	190
Other interest expense	232	81
Total interest expense	$30,371	$39,516
* The Company did not use this facility for the three months ended March 31, 2017.
Debt Covenants

The Senior Credit Facilities require that the Company complies with a financial covenant to maintain a maximum ratio of consolidated senior secured indebtedness to Bank Adjusted EBITDA (as defined in the credit agreement). Please see "Management's Discussion and Analysis" for further discussion of Bank Adjusted EBITDA and this covenant.

The Senior Credit Facilities also contain covenants that limit the Company's ability to, among other things, incur additional debt or issue certain preferred shares; pay dividends on or make other distributions in respect of capital stock; make other restricted payments; make certain investments; sell or transfer certain assets; create liens on certain assets to secure debt; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; and enter into certain transactions with affiliates. Additionally, the Senior Credit Facilities require the Company to comply with certain negative covenants and specify certain events of default that could result in amounts becoming payable, in whole or in part, prior to their maturity dates. The Company was in compliance with all covenants at March 31, 2017.

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
The following table presents the changes in total stockholders’ equity:

Total Stockholders’ Equity
(in thousands)
Balance at December 31, 2016	$124,383
Stock-based compensation	12,521
Reclassification of stock-compensation liability award	450
Stock option exercises	628
Foreign currency translation adjustment	686
Unrealized loss on derivative	(216)
Net loss attributable to non-controlling interest	226
Net loss attributable to Endurance International Group	(35,388)
Balance at March 31, 2017	$103,290
11. Stock-Based Compensation
2013 Stock Incentive Plan
The Amended and Restated 2013 Stock Incentive Plan (the “2013 Plan”) of the Company became effective upon the closing of its Initial Public Offering ("IPO"). The 2013 Plan provides for the grant of options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to employees, officers, directors, consultants and advisors of the Company. Under the 2013 Plan, the Company may issue up to 38,000,000 shares of the Company’s common stock. At March 31, 2017, there were 17,052,912 shares available for grant under the 2013 Plan.
2011 Stock Incentive Plan
As of February 9, 2016, the effective date of the acquisition of Constant Contact, the Company assumed and converted certain outstanding equity awards granted by Constant Contact under the Constant Contact 2011 Stock Incentive Plan (“2011 Plan”) prior to the effective date of the acquisition (the “Assumed Awards”) into corresponding equity awards with respect to shares of the Company’s common stock. In addition, the Company assumed certain shares of Constant Contact common stock, par value $0.01 per share, available for issuance under the 2011 Plan (the “Available Shares”), which will be available for future issuance under the 2011 Plan in satisfaction of the vesting, exercise or other settlement of options and other equity awards that may be granted by the Company following the effective date of the acquisition of Constant Contact in reliance on the prior approval of the 2011 Plan by the stockholders of Constant Contact. The Assumed Awards were converted into 2,143,987 stock options and 2,202,846 restricted stock units with respect to the Company’s common stock and the Available

Shares were converted into 10,000,000 shares of the Company’s common stock reserved for future awards under the 2011 Plan. At March 31, 2017, there were 9,483,732 shares available for grant under the 2011 Plan.
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
The following table presents total stock-based compensation expense recorded in the consolidated statement of operations and comprehensive income (loss) for all 2012 restricted stock awards and units issued prior to the IPO, and all awards granted under the Company’s 2013 Plan and the 2011 Plan:

	Three Months Ended March 31,
	2016	2017
	(in thousands)
Cost of revenue	$770	$1,506
Sales and marketing	1,722	1,854
Engineering and development	764	1,170
General and administrative	15,132	8,394
Total stock-based compensation expense	$18,388	$12,924
2013 Stock Incentive Plan
The following table provides a summary of the Company’s stock options as of March 31, 2017 and the stock option activity for all stock options granted under the 2013 Plan during the three months ended March 31, 2017:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value(3) (in thousands)
Outstanding at December 31, 2016	9,607,431	$12.79
Granted	110,433	$8.15
Exercised	—	$—
Forfeited	(106,555)	$12.40
Expired	(190,281)	$13.10
Outstanding at March 31, 2017	9,421,028	$12.74	7.7	$—
Exercisable at March 31, 2017	4,643,602	$13.21	6.8	$—
Expected to vest after March 31, 2017 (1)	4,777,426	$12.28	8.5	$—
Exercisable as of March 31, 2017 and expected to vest (2)	9,421,028	$12.74	7.7	$—

(1)	This represents the number of unvested options outstanding as of March 31, 2017 that are expected to vest in the future, which have been reduced using an estimated forfeiture rate.

(2)
This represents the number of vested options as of March 31, 2017 plus the number of unvested options outstanding as of March 31, 2017 that are expected to vest in the future, which have been reduced using an estimated forfeiture rate.

(3)
The aggregate intrinsic value was calculated based on the positive difference, if any, between the estimated fair value of the Company’s common stock on March 31, 2017 of $7.85 per share, or the date of exercise, as appropriate, and the exercise price of the underlying options.

Unless otherwise determined by the Company’s board of directors, restricted stock units granted under the 2013 Plan generally vest monthly over a four-year period. The following table provides a summary of the Company’s restricted stock unit activity for the 2013 Plan during the three months ended March 31, 2017:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2016	100,369	$12.00
Vested and unissued	(30,132)	$12.00
Non-vested at March 31, 2017	70,237	$12.00
Unless otherwise determined by the Company’s board of directors, restricted stock awards granted under the 2013 Plan generally vest annually over a four-year period. Performance-based restricted stock awards are earned based on the achievement of performance criteria established by the Company’s compensation committee and board of directors. The following table provides a summary of the Company’s restricted stock award activity for the 2013 Plan during the three months ended March 31, 2017:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2016	7,332,537	$13.21
Granted	160,428	$8.15
Vested	(768,386)	$8.41
Canceled	(53,535)	$12.21
Non-vested at March 31, 2017	6,671,044	$13.65
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
Award Shares may be earned during each calendar quarter during the Performance Period (each, a “Performance Quarter”) if the Company achieves a threshold, target or maximum level of the performance metric for the Performance Quarter. If the performance metric is less than the threshold level for a Performance Quarter, no Award Shares will be earned during the Performance Quarter. Award Shares that were not earned during a Performance Quarter may be earned later during the then current twelve-month period from July 1st to June 30th during the Performance Period (each, a “Performance Year”), at a threshold, target or maximum level of the performance metric for the Performance Year. No Award Shares were earned for the Performance Quarter ending March 31, 2017 because the threshold level for the performance metric was not met.
Any Award Shares that are earned during the Performance Period will vest on June 30, 2018, provided the chief executive officer is employed by the Company on such date. The requirement that the chief executive officer be employed by the Company on June 30, 2018 is waived in the event the executive’s employment is terminated due to death, disability or by the Company without cause, if the executive terminates employment with the Company for good reason, or if the executive is employed by the Company on the date of a change in control (as such terms are defined in the executive’s employment agreement). Upon the occurrence of any of the foregoing events, additional Award Shares may be earned, as provided for in the performance-based restricted stock agreement. Refer to Note 20: Subsequent Events.
This performance-based award is evaluated quarterly to determine the probability of its vesting and determine the amount of stock-based compensation to be recognized. During the three months ended March 31, 2017, the Company recognized $2.1 million of stock-based compensation expense related to this performance-based award.
2016 Performance Based Awards
On February 16, 2016, the compensation committee of the board of directors of the Company approved the grant of performance-based restricted stock awards to the Company’s chief financial officer (“CFO”), chief operating officer (“COO”) and chief administrative officer (“CAO”).

The shares subject to the performance-based restricted stock awards were earned based on the Company’s Constant Contact brand achieving a pre-established level of adjusted revenue (weighted 50%), adjusted EBITDA (weighted 25%) and adjusted free cash flow (weighted 25%), each as defined in the award agreement and in each case for the twelve months ending December 31, 2016, assuming for this purpose that the Company’s acquisition of Constant Contact had taken place on January 1, 2016 (the “Performance Metric”).

As of March 31, 2017, each executive earned the maximum number of shares subject to his or her award. The CFO earned 223,214 shares of the Company’s stock, the COO earned 260,416 shares of the Company’s stock, and the CAO earned 148,810 shares of the Company’s stock. These earned shares vested on March 31, 2017.
These performance-based awards are evaluated quarterly to determine the probability of vesting and determine the amount of stock-based compensation to be recognized. During the three months ended March 31, 2017, the Company recognized $1.2 million of stock-based compensation expense related to these performance-based awards.
2011 Stock Incentive Plan
The following table provides a summary of the Company’s stock options as of March 31, 2017 and the stock option activity for all stock options granted under the 2011 Plan during the three months ended March 31, 2017:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value(3) (in thousands)
Outstanding at December 31, 2016	1,931,830	$8.73
Granted/ Exchanged	14,724	$8.15
Exercised	(90,320)	$6.96
Forfeited	(128,677)	$9.67
Outstanding at March 31, 2017	1,727,557	$8.75	4.9	$1,227
Exercisable at March 31, 2017	552,672	$7.01	3.6	$871
Expected to vest after March 31, 2017 (1)	1,174,885	$9.57	5.4	$356
Exercisable as of March 31, 2017 and expected to vest (2)	1,727,557	$8.75	4.9	$1,227

(1)	This represents the number of unvested options outstanding as of March 31, 2017 that are expected to vest in the future, which have been reduced using an estimated forfeiture rate.

(2)
This represents the number of vested options as of March 31, 2017 plus the number of unvested options outstanding as of March 31, 2017 that are expected to vest in the future, which have been reduced using an estimated forfeiture rate.

(3)
The aggregate intrinsic value was calculated based on the positive difference, if any, between the estimated fair value of the Company’s common stock on March 31, 2017 of $7.85 per share, or the date of exercise, as appropriate, and the exercise price of the underlying options.

Unless otherwise determined by the Company’s board of directors, restricted stock units granted under the 2011 Plan generally vest annually over a four-year period. The following table provides a summary of the Company’s restricted stock unit activity for the 2011 Plan during the three months ended March 31, 2017:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2016	1,473,655	$9.25
Granted/ Exchanged	7,362	$8.15
Vested	(145,589)	$7.69
Canceled	(90,821)	$9.67
Non-vested at March 31, 2017	1,244,607	$9.39

12. Accumulated Other Comprehensive Income

The following table presents the components of accumulated other comprehensive loss (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total
	(in thousands)
Balance at December 31, 2016	$(2,395)	$(1,271)	$(3,666)
Other comprehensive income (loss)	686	(216)	470
Balance at March 31, 2017	$(1,709)	$(1,487)	$(3,196)

13. Variable Interest Entity
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
The shareholders of Shanghai Xiao cannot transfer their equity interests without the approval of the Company, and as a result, are considered de facto agents of the Company in accordance with ASC 810-10-25-43. The Company and its de facto agents acting together have the power to direct the activities that most significantly impact the entity’s economic performance and they have the obligation to absorb losses and the right to receive benefits from the entity.In situations where a de facto agency relationship is present, one party is required to be identified as the primary beneficiary. The factors considered include the presence of a principal/agent relationship, the relationship and significance of activities to the reporting entity, the variability associated with the VIE’s anticipated economics and the design of the VIE. The analysis is qualitative in nature and is based on weighting the relative importance on each of the factors in relation to the specifics of the VIE arrangement. Upon the execution of the agreements with Shanghai Xiao and its shareholders, the Company performed an analysis and concluded that the Company is the party that is most closely associated with Shanghai Xiao, as it is the most exposed to the variability of the VIE’s economics and therefore is the primary beneficiary of the VIE.
As of March 31, 2017, the financial position and results of operations of Shanghai Xiao are consolidated within, but are not material to, the Company’s consolidated financial position or results of operations.
14. Redeemable Non-controlling Interest
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
On May 16, 2016, the Company amended the put option with respect to WZ UK to allow it to acquire an additional equity interest in WZ UK earlier than August 2016. Pursuant to this amended option, on the same date the Company acquired an additional 20% stake in WZ UK for $15.4 million, thus increasing its ownership interest from 57.5% to77.5%.
On July 13, 2016, WZ UK completed a restructuring pursuant to which Pseudio Limited and Resume Labs became wholly-owned subsidiaries of WZ UK. As a result of the restructuring, WZ UK became the 100% owner of Pseudio Limited and Resume Labs Limited and the Company’s ownership of WZ UK was diluted from 77.5% to 76.4%. Immediately subsequent to the restructuring, the Company acquired an additional 10% stake in WZ UK on July 13, 2016 for $18.0 million, bringing the Company’s aggregate stake in WZ UK to 86.4%. The restructuring significantly reduced the amount of the potential redemption amount payable to the minority shareholders of WZ UK, and gave the Company the flexibility to reduce investments in this business. Based on these reduced investments, the estimated value of the non-controlling interest is below the expected redemption amount of $25.0 million, which will result in $14.2 million of excess accretion that will reduce income available to common shareholders for the period starting on the date of the restructuring through the redemption date of July 1, 2017. The Company recognized excess accretion of $3.6 million for the three months ended March 31, 2017, which is reflected in net loss attributable to accretion of non-controlling interest in the Company’s consolidated statements of operations and comprehensive income (loss). Prior to the third quarter of 2016, the Company did not have any accretion amounts in excess of fair value.
The following table presents changes in this redeemable non-controlling interest:

Redeemable noncontrolling Interest
(in thousands)
Balance as of December 31, 2016	$17,753
Accretion in excess of fair value	3,584
Balance as of March 31, 2017	$21,337
The Company starts accreting non-controlling interest to its redeemable value from the date the redemption of the non-controlling interest becomes probable through the earliest redemption date. If the non-controlling interest is redeemable at an amount higher than its fair value, the excess accretion is taken into consideration in the calculation of loss per share.
15. Income Taxes
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
The statutes of limitations in the Company’s other tax jurisdictions, United Kingdom, Netherlands and Brazil, remain open for various periods between 2012 and the present. However, carryforward attributes from prior years may still be adjusted upon examination by tax authorities if they are used in an open period. The Company does not expect material changes as a result of the India and Israel audits.
The Company recognizes, in its consolidated financial statements, the effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The Company has no unrecognized tax positions at December 31, 2016 and March 31, 2017 that would affect its effective tax rate. The Company does not expect a significant change in the liability for unrecognized tax benefits in the next 12 months.
The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realization of deferred tax assets requires significant management judgment. In determining whether its deferred tax assets are more likely than not realizable, the Company evaluated all available positive and negative evidence, and weighted the evidence based on its objectivity. Evidence the Company considered included:

•	Net Operating Losses (“NOL”) incurred from the Company’s inception to March 31, 2017;

•	Expiration of various federal, state and foreign tax attributes;

•	Reversals of existing temporary differences;

•	Composition and cumulative amounts of existing temporary differences; and

•	Forecasted profit before tax.
Prior to the February 2016 acquisition of Constant Contact, the Company maintained a valuation allowance against certain deferred tax assets. The acquisition of Constant Contacted resulted in a significant increase in deferred tax liabilities, which far exceeded pre-acquisition deferred tax assets. The Company, with the significant deferred tax liabilities resulting from Constant Contact acquisition, scheduled out the reversal of the consolidated US deferred tax assets and liabilities, and determined that these reversals would be sufficient to realize a significant portion of deferred tax assets that existed at the date of acquisition, and provided a valuation allowance against those deferred tax assets that were not likely to be realized. The deferred tax liabilities supporting the realizability of these deferred tax assets in the acquisition will reverse in the same period, are in the same jurisdiction and are of the same character as the temporary differences that gave rise to these deferred tax assets. After completing the scheduling analysis, the Company determined that it should maintain valuation allowances on several of the legacy state net operating loss carryforwards expected to expire unused. The reversal of valuation allowances following this scheduling analysis resulted in the recording of a tax benefit of $73.6 million during the quarter ended March 31, 2016.
For the year ended December 31, 2016, the Company updated the scheduling of the reversal of the consolidated US deferred tax assets and liabilities. Following the acquisition, deferred tax liabilities have decreased and the Company generated additional pre-tax losses. As of December 31, 2016, the scheduling of the reversal of the consolidated US deferred tax assets and liabilities generated sufficient income to utilize US deferred tax assets with the exception of certain Federal credits and state net operating loss and credit carryforwards. Accordingly, the Company increased its valuation allowance by $10.0 million during the last three quarters of fiscal year 2016.
The Company updated the scheduling of the reversal of the consolidated US deferred tax assets and liabilities for the period ended March 31, 2017, as the deferred tax liabilities have continued to decrease and the Company generated additional pre-tax losses. As of March 31, 2017, the Company has determined that the reversal of temporary differences will no longer generate sufficient income to utilize certain of its consolidated deferred tax assets in the US. Accordingly, the Company recorded an increase of $14.5 million to its valuation allowance during the quarter ended March 31, 2017, mostly related to the different book and tax treatment of goodwill.
For the three months ended March 31, 2016 and 2017, the Company recognized tax benefit of $99.9 million and a tax expense of $5.8 million, respectively, in the consolidated statements of operations and comprehensive income (loss). The income tax expense for the three months ended March 31, 2017 was primarily attributable to a federal and state deferred tax expense of $3.7 million due primarily to the different book and tax treatment of goodwill, federal and state current income taxes of $1.4 million, a foreign current tax expense of $0.9 million, partially offset by a foreign deferred tax benefit of $0.2 million. The income tax benefit for the three months ended March 31, 2016 was primarily attributable to a $73.6 million reversal of the valuation allowance, a federal and state deferred tax benefit of $29.0 million, which includes the identification and recognition of $7.3 million of U.S. federal research and development tax credits, and a foreign deferred tax benefit of $0.7 million, partially offset by a provision for federal and state current income taxes of $2.2 million and foreign current tax expense of $1.1 million.
The provision for income taxes shown on the consolidated statements of operations and comprehensive income (loss) differs from amounts that would result from applying the statutory tax rates to income before taxes primarily because of the application of valuation allowances against U.S. and foreign assets, as well as state income taxes and certain expenses that were non-deductible.
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
Utilization of the NOL carry-forwards may be subject to an annual limitation due to the ownership percentage change limitations under Section 382 of the Internal Revenue Code (“Section 382 limitation”). Ownership changes can limit the amount of net operating loss and other tax attributes that a company can use each year to offset future taxable income and taxes payable. In connection with a change in control in 2011 the Company was subject to Section 382 limitations of $77.1 million against the balance of NOL carry-forwards generated prior to the change in control in 2011. Through December 31, 2014, the Company accumulated the unused amount of Section 382 limitations in excess of the amount of NOL carry-forwards that were originally subject to limitation. Therefore, these unused NOL carry-forwards are available for future use to offset taxable income. The Company has completed an analysis of changes in its ownership from 2011, through its IPO, to December 31, 2014. The Company concluded that there was not a Section 382 ownership change during this period and therefore any NOLs generated through December 31, 2014, are not subject to any new Section 382 limitations on NOL carry-forwards. On November 20, 2014, the Company completed a follow-on offering of 13,000,000 shares of common stock. The underwriters also exercised their overallotment option to purchase an additional 1,950,000 shares of common stock from the selling stockholders. The Company performed an analysis of the impact of this offering and determined that no Section 382 change in ownership had occurred.
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
16. Severance and Other Exit Costs
In connection with acquisitions, the Company may evaluate its data center, sales and marketing, support and engineering operations and the general and administrative function in an effort to eliminate redundant costs. As a result, the Company may incur charges for employee severance, exiting facilities and restructuring data center commitments and other related costs.
2014 Restructuring Plan
During the year ended December 31, 2014, the Company implemented plans to further integrate and consolidate its data center, support and engineering operations, resulting in severance and facility exit costs (the “2014 Restructuring Plan”). The severance charges were associated with eliminating approximately 90 positions across primarily support, engineering operations and sales and marketing. The Company incurred severance costs of $2.3 million in the year ended December 31, 2014 related to these restructuring activities. The employee-related charges associated with these restructurings were completed during the year ended December 31, 2014. As of March 31, 2017, the Company did not have any remaining accrued employee severance related to these severance costs.
The Company had incurred facility costs associated with closing offices in Redwood City, California and Englewood, Colorado. At the time of closing these offices, the Company had remaining lease obligations of approximately $3.0 million for these vacated facilities through March 31, 2018. The Company recorded a facilities charge for these future lease payments, less expected sublease income, of $2.1 million during the year ended December 31, 2014. There were no adjustments related to the 2014 Restructuring Plan during the three months ended March 31, 2017. The Company paid $0.2 million of facility costs related to the 2014 Restructuring Plan and received sublease income of $0.2 million during the three months ended March 31, 2017, and had a remaining accrued facility liability of $0.2 million as of March 31, 2017. The Company expects payments related to the 2014 Restructuring Plan to be completed during the year ended December 31, 2018.
2016 Restructuring Plan

In connection with the Company’s acquisition of Constant Contact on February 9, 2016, the Company implemented a plan to create operational efficiencies and synergies resulting in severance costs and facility exit costs (the “2016 Restructuring Plan”).
The severance charges were associated with eliminating approximately 265 positions across the business. The Company did not incur additional severance costs during the three months ended March 31, 2017. The Company paid $1.0 million of severance costs during the three months ended March 31, 2017 and had a remaining accrued severance liability of $0.5 million as of March 31, 2017.
The Company’s 2016 Restructuring Plan included a plan to close offices in San Francisco, California, Delray Beach, Florida, New York, New York, Miami, Florida, the United Kingdom and Brazil, and a plan to relocate certain employees to our Austin, Texas office. The Company also closed a portion of the Constant Contact offices in Waltham, Massachusetts. During the three months ended March 31, 2017, the Company recorded an adjustment to the Waltham facilities charge for future lease payments of $1.1 million due to a change in estimated sublease income. The Company paid $1.3 million of facility costs related to the 2016 Restructuring Plan during the three months ended March 31, 2017 and had a remaining accrued facility liability of $8.6 million as of March 31, 2017.
The Company incurred all employee-related charges associated with the 2016 Restructuring Plan during the year ended December 31, 2016, and expects severance payments related to the 2016 Restructuring Plan to be completed during the year ended December 31, 2017.
Other than the adjustment mentioned above, the Company completed facility-related charges associated with the 2016 Restructuring Plan during the year ended December 31, 2016, and expects to complete facility exit cost payments related to the plan during the year ended December 31, 2022.
2017 Restructuring Plan
In January 2017, the Company announced plans to close certain offices as part of a plan to consolidate certain web presence customer support operations, resulting in severance costs (the “2017 Restructuring Plan”). These severance charges were associated with eliminating approximately 660 positions, primarily in customer support. Additionally, the Company implemented additional restructuring plans to create operational efficiencies and synergies related to the Constant Contact acquisition, which resulted in additional severance charges for the elimination of approximately 35 individuals. In connection with these plans, the Company incurred severance costs of $4.5 million and paid $0.7 million during the three months ended March 31, 2017. The Company had a remaining accrued severance liability of $3.8 million as of March 31, 2017.
The Company expects to incur severance charges through June 30, 2017 regarding this plan, and expects severance payments related to this plan to be completed during the year ended December 31, 2018.
Activity of Combined Restructuring Plans
The following table provides a summary of the aggregate activity for the three months ended March 31, 2017 related to the Company’s combined Restructuring Plans severance accrual:

	Employee Severance
	(in thousands)
	Web presence segment	Email marketing segment	Total
Balance at December 31, 2016	$633	$926	$1,559
Severance charges	2,345	2,227	4,572
Cash paid	(641)	(1,193)	(1,834)
Balance at March 31, 2017	$2,337	$1,960	$4,297
The following table provides a summary of the aggregate activity for the three months ended March 31, 2017 related to the Company’s combined Restructuring Plans facilities exit accrual:

	Facilities
	(in thousands)
	Web presence segment	Email marketing segment	Total
Balance at December 31, 2016	$273	$8,747	$9,020
Facility adjustments	(10)	1,065	1,055
Sublease income received	188	—	188
Cash paid	(246)	(1,251)	(1,497)
Balance at March 31, 2017	$205	$8,561	$8,766
The following table presents restructuring charges recorded in the consolidated statements of operations and comprehensive income (loss) for the periods presented:

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2016	2017
	(in thousands)
Cost of revenue	$3,279	$2,743
Sales and marketing	3,901	1,374
Engineering and development	2,018	652
General and administrative	2,218	858
Total restructuring charges	$11,416	$5,627
17. Commitments and Contingencies
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

Constant Contact
On February 9, 2016, the Company acquired all of the outstanding shares of common stock of Constant Contact.
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
On December 11, 2015, a putative class action lawsuit relating to the Constant Contact acquisition, captioned Irfan Chawdry, Individually and On Behalf of All Others Similarly Situated v. Gail Goodman, et al. Case No. 11797, and on December 21, 2015, a putative class action lawsuit relating to the acquisition captioned David V. Myers, Individually and On Behalf of All Others Similarly Situated v. Gail Goodman, et al. Case No. 11828 (together, the Complaints) were filed in the Court of Chancery of the State of Delaware, naming Constant Contact, each of Constant Contact’s directors, Endurance and Paintbrush Acquisition Corporation as defendants. The Complaints generally alleged, among other things, that in connection with the acquisition the directors of Constant Contact breached their fiduciary duties owed to the stockholders of Constant Contact by agreeing to sell Constant Contact for purportedly inadequate consideration, engaging in a flawed sales process, omitting material information necessary for stockholders to make an informed vote, and agreeing to a number of purportedly preclusive deal protection devices. The Complaints sought, among other things, to rescind the acquisition, as well as an award of plaintiffs’ attorneys’ fees and costs in the action. The Complaints were consolidated on January 12, 2016. On December 5, 2016, plaintiff Myers filed a consolidated amended complaint (the “Amended Complaint”), naming as defendants the former Constant Contact directors and Morgan Stanley & Co. LLC (“Morgan Stanley”), Constant Contact’s financial advisor for the acquisition. The Amended Complaint generally alleges breach of fiduciary duty by the former directors, and aiding and abetting the alleged breach by Morgan Stanley. The Constant Contact defendants filed a motion to dismiss the Amended Complaint on December 15, 2016 and an opening brief in support of the motion to dismiss on March 17, 2017. The defendants believe the claims asserted in the Amended Complaint are without merit and intend to defend against them vigorously.
18. Related Party Transactions
The Company has various agreements in place with related parties. Below are details of related party transactions that occurred during the three months ended March 31, 2016 and 2017.
Tregaron:

The Company has contracts with Tregaron India Holdings, LLC and its affiliates, including Diya Systems (Mangalore) Private Limited, Glowtouch Technologies Pvt. Ltd. and Touchweb Designs, LLC (collectively, “Tregaron”), for outsourced services, including email- and chat-based customer and technical support, network monitoring, engineering and development support and web design and web building services, and an office space lease. These entities are owned directly or indirectly by family members of the Company’s chief executive officer, who is also a director and stockholder of the Company.
The following table presents the amounts of related party transactions recorded in the consolidated statements of operations and comprehensive income (loss) for the periods presented relating to services provided by Tregaron and its affiliates under these agreements:
As of December 31, 2016, approximately $1.3 million was included in accounts payable and accrued expense relating to services provided by Tregaron. As of March 31, 2017, approximately $1.8 million was included in accounts payable and accrued expense relating to services provided by Tregaron.

	Three Months Ended March 31,
	2016	2017
	(in thousands)
Cost of revenue	$3,100	$2,900
Sales and marketing	100	100
Engineering and development	300	450
General and administrative	100	50
Total related party transaction expense, net	$3,600	$3,500
Innovative Business Services, LLC:
The Company also has agreements with Innovative Business Services, LLC (“IBS”), which provides multi-layered third-party security and website performance applications that are sold by the Company. IBS is indirectly majority owned by the Company’s chief executive officer and a director of the Company, each of whom are also stockholders of the Company. During the quarter ended March 31, 2017, the Company’s principal agreement with this entity was amended to permit the Company to purchase a specific IBS website performance product at no charge, and in exchange, to increase the revenue share to IBS on certain website performance products. The Company records revenue on the sale of IBS products on a net basis, since the Company views IBS as the primary obligor to deliver these services. As a result, the revenue share paid by the Company to IBS is recorded as contra-revenue. Further, IBS pays the Company a fee on sales made by IBS directly to customers of the Company. The Company records these fees as revenue.
The following table presents the amounts of related party transactions recorded in the consolidated statements of operations and comprehensive income (loss) for the periods presented relating to services provided by IBS and its affiliates under these agreements:

	Three Months Ended March 31,
	2016	2017
	(in thousands)
Revenue	$(600)	$(1,100)
Revenue (contra)	2,100	2,200
Total related party transaction impact to revenue	$1,500	$1,100
Cost of revenue	200	200
Total related party transaction expense, net	$1,700	$1,300
As of December 31, 2016 and March 31, 2017, approximately $0.2 million and $0.1 million, respectively, was included in prepaid expenses and other current assets relating to the Company’s agreements with IBS.
As of December 31, 2016 and March 31, 2017, approximately $1.1 million and $1.5 million, respectively was included in accounts payable and accrued expense relating to the Company’s agreements with IBS.

As of December 31, 2016 and March 31, 2017, approximately $0.6 million and $0.7 million, respectively, was included in accounts receivable relating to the Company’s agreements with IBS.
Goldman, Sachs & Co.
The Company entered into a three-year interest rate cap on December 9, 2015 with a subsidiary of Goldman, Sachs & Co. Goldman, Sachs & Co. is a significant shareholder of the Company. Refer to Note 5: Fair Value Measurements, for further details.

19. Segment Information

Operating segments are defined as components of an enterprise that engage in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker. The Company's chief executive officer is the Company's chief operating decision maker.

On February 9, 2016, the Company acquired Constant Contact and evaluated the criteria in ASC 280-10-50-11 contemporaneously with this acquisition. Based on the Company's original evaluation, the Company believed that it met the qualitative aggregation criteria in ASC 280-10-50-11, and that the economic characteristics of the Constant Contact and legacy businesses were similar. In particular, at the time of this evaluation, the Company expected that the gross margin of Constant Contact and its legacy business would be similar. However, beginning with the second quarter of 2016, the Company recognized that the legacy business did not meet expectations and as such resulted in lower legacy gross margin than originally anticipated. This was expected to reverse in the near term, however, it continued into the third and fourth quarter. As such, during the Company's annual assessment of segments, and due to the resulting 2016 legacy performance, the Company determined it had two reportable segments:

• Email marketing, which includes the products and services acquired as part of the Constant Contact acquisition in February 2016. The services included in this segment are primarily email marketing, and to a lesser extent, event marketing, survey tools and the Single Platform digital storefront product.

• Web presence, which consists of all of the Company's web hosting and related services such as domain names, website security, website design tools and services, ecommerce services and other services and tools to expand the online presence of a small business.

The Company measures profitability of these segments based on revenue, gross profit, and adjusted EBITDA. The accounting policies of each segment are the same as those described in the summary of significant accounting policies; please refer to Note 2: Summary of Significant Accounting Policies, for further details. The following tables contain financial information for each reportable segment for the three months ended March 31, 2016 and 2017:

Consolidated Statement of Operations and Comprehensive Income (Loss):	Three Months Ended March 31, 2016			Three Months Ended March 31, 2017
	Web presence	Email marketing	Total	Web presence	Email marketing	Total
	(in thousands)			(in thousands)
Revenue	$198,048	$39,065	$237,113	$197,348	$97,789	$295,137
Gross Profit	89,885	10,752	100,637	86,616	59,772	146,388

Net income (loss)	40,134	(26,053)	14,081	(23,626)	(7,952)	(31,578)
Interest expense, net (1)	17,016	13,221	30,237	16,879	22,519	39,398
Income tax expense (benefit)	(84,258)	(15,644)	(99,902)	10,551	(4,777)	5,774
Depreciation	8,977	4,195	13,172	9,238	3,873	13,111
Amortization of other intangible assets	19,755	10,119	29,874	15,905	18,362	34,267
Stock-based compensation	14,647	3,741	18,388	11,100	1,824	12,924
Restructuring expenses	171	11,431	11,602	2,335	3,292	5,627
Transaction expenses and charges	30,357	763	31,120	—	580	580
Gain of unconsolidated entities (2)	(10,727)	—	(10,727)	—	—	—
Impairment of other long-lived assets	1,437	—	1,437	—	—	—
Adjusted EBITDA	$37,509	$1,773	$39,282	$42,382	$37,721	$80,103

Consolidated Balance Sheets:	As of December 31, 2016			As of March 31, 2017
	Web presence	Email marketing	Total	Web presence	Email marketing	Total
	(in thousands)			(in thousands)
Total assets	$1,523,170	$1,233,104	$2,756,274	$1,476,006	$1,263,261	$2,739,267

(1)	Interest expense includes impact of amortization of deferred financing costs, original issuance discounts and interest income.

(2)
The gain of unconsolidated entities is reported on a net basis for the three months ended March 31, 2016. The three months ended March 31, 2016 includes a gain of $11.4 million on our investment in WZ UK Ltd. This gain was generated on January 6, 2016, when we increased our ownership stake in WZ UK Ltd. from 49% to 57.5%, which required a revaluation of our existing investment to its implied fair value. This $11.4 million gain was partially offset by our proportionate shares of net losses from unconsolidated entities of $0.7 million.

20. Subsequent Events
The Company evaluated all subsequent events occurring through May 5, 2017, to determine if any such events should be reflected in these financial statements. There were no material recognized subsequent events recorded in the March 31, 2017 financial statements, except as follows:
On April 3, 2017, Kenneth Surdan informed the Company of his intention to resign from his position as chief product officer. The effective date of Mr. Surdan’s resignation has not been determined yet, but is expected to be in July 2017. The Company does not expect a material impact to the financial statements as a result of this resignation.
In April 2017, the Company announced that its board of directors and its chief executive officer Hari Ravichandran adopted a CEO transition plan whereby Mr. Ravichandran will remain CEO and serve as a board member while the Company conducts a search to identify his successor. During the transition period, Mr. Ravichandran will continue to be paid his existing base salary and his equity awards will continue to vest and be exercisable in accordance with their existing terms. Upon conclusion of the transition, Mr. Ravichandran will receive continued payment of his base salary of $200,000 for a period of 24 months and a lump sum payment equal to 18 months of COBRA premiums. Mr. Ravichandran would be required to pay to continue group health insurance coverage. In addition, his vested stock options were modified to extend the exercise period by one year to within two years of the separation date. The Company does not expect the severance and stock option modification to have a material impact to the Company’s financial statements.
Depending on the timing of identifying a successor, the CEO transition plan may affect other outstanding equity awards held by Mr. Ravichandran. If not previously delivered on the earlier of November 24, 2017 or the other events specified in Mr. Ravichandran’s restricted stock unit award dated October 25, 2013, in accordance with the terms of this award, the shares represented by vested restricted stock units subject to this award will be delivered to Mr. Ravichandran six months and one day following the separation and any unvested restricted stock units will be forfeited. Additionally, in accordance with the terms of the 2015 Performance Based Award, described more fully in Note 11: Stock-Based Compensation, upon separation Mr. Ravichandran will receive the Award Shares earned with respect to Performance Quarters completed prior to the separation, plus the greater of (i) the target number of Award Shares eligible to be earned in the Performance Quarter in which the separation occurs and (ii) the number of Award Shares that would have been earned in the Performance Quarter in which the separation occurs as if Mr. Ravichandran had remained employment through the end of such Performance Quarter. Award Shares eligible to be earned in Performance Quarters following the Performance Quarter in which the separation occurs will be forfeited. At the same time, the period over which the underlying compensation expense is attributed will likely shorten, which will impact the timing and amount of stock-based compensation in future quarters during fiscal year 2017.

21. Supplemental Guarantor Financial Information

In February 2016, EIG Investors Corp., a wholly-owned subsidiary of the Company (the “Issuer”), issued $350.0 million aggregate principal amount of its 10.875% Senior Notes due 2024 (the “Original Notes”) (refer to Note 9: Notes Payable in the consolidated financial statements), which it exchanged for new 10.875% Senior Notes due 2024 (the “Exchange Notes” and together with the Original Notes, collectively, the “Notes”) pursuant to a registration statement on Form S-4. The registered exchange offer for the Notes was completed on January 30, 2017. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company, and the following wholly-owned subsidiaries: The Endurance International Group, Inc., Bluehost Inc., FastDomain Inc., Domain Name Holding Company, Inc., Endurance International Group – West, Inc., HostGator.com LLC, A Small Orange, LLC, Constant Contact, Inc., and SinglePlatform, LLC, (collectively, the “Subsidiary Guarantors”), subject to certain customary guarantor release conditions. The Company’s other domestic subsidiaries and its foreign subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) have not guaranteed the Notes.

The Company sold two immaterial guarantors, CardStar, Inc. and CardStar Publishing, LLC (collectively, "CardStar"), during the quarter ended December 31, 2016. CardStar was released and discharged from the guarantee as a result of the sale and no longer guarantees the debt of the Company as of December 1, 2016. Proceeds from the sale of CardStar were approximately $0.1 million.

The following tables present supplemental condensed consolidating balance sheet information of the Company (“Parent”), the Issuer, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries as of December 31, 2016 and December 31, 2017, and supplemental condensed consolidating results of operations and cash flow information for the three months ended March 31, 2016 and 2017:

Condensed Consolidating Balance Sheets
December 31, 2016
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$3	$4	$39,034	$14,555	$—	$53,596
Restricted cash	—	—	2,620	682	—	3,302
Accounts receivable	—	—	10,148	2,940	—	13,088
Prepaid domain name registry fees	—	—	31,044	24,697	(297)	55,444
Prepaid expenses & other current assets	—	81	17,996	10,601	—	28,678
Total current assets	3	85	100,842	53,475	(297)	154,108
Intercompany receivables, net	31,665	799,953	(690,761)	(140,857)	—	—
Property and equipment, net	—	—	82,901	12,371	—	95,272
Goodwill	—	—	1,683,121	176,788	—	1,859,909
Other intangible assets, net	—	—	592,095	19,962	—	612,057
Investment in subsidiaries	92,068	1,299,562	40,651	—	(1,432,281)	—
Other assets	—	5,911	23,153	5,864	—	34,928
Total assets	$123,736	$2,105,511	$1,832,002	$127,603	$(1,432,578)	$2,756,274
Liabilities, redeemable non-controlling interest and stockholders' equity:
Current liabilities:
Accounts payable	$—	$—	$13,801	$2,273	$—	$16,074
Accrued expenses and other current liabilities	—	27,208	60,760	9,890	—	97,858
Deferred revenue	—	—	295,208	60,925	(943)	355,190
Current portion of notes payable	—	35,700	—	—	—	35,700
Current portion of capital lease obligations	—	—	6,690	—	—	6,690
Deferred consideration, short-term	—	—	4,415	858	—	5,273
Total current liabilities	—	62,908	380,874	73,946	(943)	516,785
Deferred revenue, long-term	—	—	77,649	11,551	—	89,200
Notes payable	—	1,951,280	—	—	—	1,951,280
Capital lease obligations	—	—	512	—	—	512
Deferred consideration	—	—	7,419	25	—	7,444
Other long-term liabilities	—	(745)	48,233	1,429	—	48,917
Total liabilities	—	2,013,443	514,687	86,951	(943)	2,614,138
Redeemable non-controlling interest	—	—	17,753	—	—	17,753
Equity	123,736	92,068	1,299,562	40,652	(1,431,635)	124,383
Total liabilities and equity	$123,736	$2,105,511	$1,832,002	$127,603	$(1,432,578)	$2,756,274

Condensed Consolidating Balance Sheets
March 31, 2017
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$84	$3	$52,414	$16,469	$—	$68,970
Restricted cash	—	—	2,619	1,026	—	3,645
Accounts receivable	—	—	7,943	2,774	—	10,717
Prepaid domain name registry fees	—	—	31,623	25,368	(158)	56,833
Prepaid expenses & other current assets	2,270	53	19,786	11,239	—	33,348
Total current assets	2,354	56	114,385	56,876	(158)	173,513
Intercompany receivables, net	29,942	759,133	(646,213)	(142,862)	—	—
Property and equipment, net	—	—	80,153	13,310	—	93,463
Goodwill	—	—	1,685,980	174,311	—	1,860,291
Other intangible assets, net	—	—	559,980	18,043	—	578,023
Investment in subsidiaries	70,606	1,303,098	40,678	—	(1,414,382)	—
Other assets	—	5,211	22,703	6,063	—	33,977
Total assets	$102,902	$2,067,498	$1,857,666	$125,741	$(1,414,540)	$2,739,267
Liabilities, redeemable non-controlling interest and stockholders' equity:
Current liabilities:
Accounts payable	$—	$—	$13,747	$2,070	$—	$15,817
Accrued expenses and other current liabilities	—	17,443	61,953	8,377	—	87,773
Deferred revenue	—	—	307,310	62,477	(547)	369,240
Current portion of notes payable	—	35,700	—	—	—	35,700
Current portion of capital lease obligations	—	—	5,165	—	—	5,165
Deferred consideration, short-term	—	—	4,485	40	—	4,525
Total current liabilities	—	53,143	392,660	72,964	(547)	518,220
Deferred revenue, long-term	—	—	80,432	10,807	—	91,239
Notes payable	—	1,944,532	—	—	—	1,944,532
Capital lease obligations	—	—	—	—	—	—
Deferred consideration	—	—	7,539	25	—	7,564
Other long-term liabilities	—	(783)	52,601	1,267	—	53,085
Total liabilities	—	1,996,892	533,232	85,063	(547)	2,614,640
Redeemable non-controlling interest	—	—	21,337	—	—	21,337
Equity	102,902	70,606	1,303,097	40,678	(1,413,993)	103,290
Total liabilities and equity	$102,902	$2,067,498	$1,857,666	$125,741	$(1,414,540)	$2,739,267

Condensed Consolidating Statements of Operations and Comprehensive Loss
Three months ended March 31, 2016
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$204,069	$33,377	$(333)	$237,113
Cost of revenue	—	—	114,631	22,415	(570)	136,476
Gross profit	—	—	89,438	10,962	237	100,637
Operating expense:
Sales and marketing	—	—	54,229	25,071	(6)	79,294
Engineering and development	—	—	12,898	3,357	—	16,255
General and administrative	—	44	36,820	3,415	—	40,279
Transaction costs	—	—	31,099	21	—	31,120
Total operating expense	—	44	135,046	31,864	(6)	166,948
Income (loss) from operations	—	(44)	(45,608)	(20,902)	243	(66,311)
Interest expense and other income, net	—	29,356	(10,440)	(89)	—	18,827
Income (loss) before income taxes and equity earnings of unconsolidated entities	—	(29,400)	(35,168)	(20,813)	243	(85,138)
Income tax expense (benefit)	—	(11,216)	(89,134)	448	—	(99,902)
Loss before equity earnings of unconsolidated entities	—	(18,184)	53,966	(21,261)	243	14,764
Equity loss of unconsolidated entities, net of tax	(13,839)	(32,023)	21,945	—	24,600	683
Net loss	13,839	13,839	32,021	(21,261)	(24,357)	14,081
Net loss attributable to non-controlling interest	—	—	(7,730)	—	—	(7,730)
Net loss attributable to Endurance International Group Holdings, Inc.	$13,839	$13,839	$39,751	$(21,261)	$(24,357)	$21,811
Comprehensive income (loss):						—
Foreign currency translation adjustments	—	—	—	342	—	342
Unrealized gain (loss) on cash flow hedge, net of taxes	—	(1,511)	—	—	—	(1,511)
Total comprehensive loss	$13,839	$12,328	$39,751	$(20,919)	$(24,357)	$20,642

Condensed Consolidating Statements of Operations and Comprehensive Loss
Three months ended March 31, 2017
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$262,096	$34,533	$(1,492)	$295,137
Cost of revenue	—	—	127,892	22,089	(1,232)	148,749
Gross profit	—	—	134,204	12,444	(260)	146,388
Operating expense:
Sales and marketing	—	—	68,068	4,707	(3)	72,772
Engineering and development	—	—	15,290	5,072	—	20,362
General and administrative	—	55	35,671	3,354	—	39,080
Transaction costs	—	—	580	—	—	580
Total operating expense	—	55	119,609	13,133	(3)	132,794
Income (loss) from operations	—	(55)	14,595	(689)	(257)	13,594
Interest expense and other income, net	—	39,246	147	5	—	39,398
Income (loss) before income taxes and equity earnings of unconsolidated entities	—	(39,301)	14,448	(694)	(257)	(25,804)
Income tax expense (benefit)	—	(14,517)	19,695	596	—	5,774
Loss before equity earnings of unconsolidated entities	—	(24,784)	(5,247)	(1,290)	(257)	(31,578)
Equity loss of unconsolidated entities, net of tax	31,321	6,538	1,291	—	(39,150)	—
Net loss	(31,321)	(31,322)	(6,538)	(1,290)	38,893	(31,578)
Net loss attributable to non-controlling interest	—	—	3,810	—	—	3,810
Net loss attributable to Endurance International Group Holdings, Inc.	$(31,321)	$(31,322)	$(10,348)	$(1,290)	$38,893	$(35,388)
Comprehensive income (loss):						—
Foreign currency translation adjustments	—	—	—	686	—	686
Unrealized gain (loss) on cash flow hedge, net of taxes	—	(216)	—	—	—	(216)
Total comprehensive loss	$(31,321)	$(31,538)	$(10,348)	$(604)	$38,893	$(34,918)

Condensed Consolidating Statement of Cash Flows
Three months ended March 31, 2016
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$(10,910)	$17,833	$4,849	$—	$11,772
Cash flows from investing activities:
Businesses acquired in purchase transaction, net of cash acquired	—	—	(881,709)	—	—	(881,709)
Purchases of property and equipment	—	—	(7,264)	(2,876)	—	(10,140)
Cash paid for minority investments	—	—	(600)	—	—	(600)
Proceeds from sale of property and equipment	—	—	—	—	—	—
Proceeds from note receivable	—	—	—	—	—	—
Proceeds from sale of assets	—	—	—	—	—	—
Purchases of intangible assets	—	—	—	—	—	—
Net (deposits) and withdrawals of principal balances in restricted cash accounts	—	—	(347)	(390)	—	(737)
Net cash used in investing activities	—	—	(889,920)	(3,266)	—	(893,186)
Cash flows from financing activities:
Proceeds from issuance of notes payable and draws on revolver	—	1,072,178	—	—	—	1,072,178
Repayment of notes payable and revolver	—	(91,925)	—	—	—	(91,925)
Payment of financing costs	—	(51,605)	—	—	—	(51,605)
Payment of deferred consideration	—	—	(38)	(669)	—	(707)
Payment of redeemable non-controlling interest liability	—	—	—	—	—	—
Principal payments on capital lease obligations	—	—	(1,439)	—	—	(1,439)
Proceeds from exercise of stock options	593	—	—	—	—	593
Capital investments from minority partner	—	—	—	—	—	—
Intercompany loans and investments	—	—	—	—	—	—
Net cash provided by (used in) financing activities	593	928,648	(1,477)	(669)	—	927,095
Net effect of exchange rate on cash and cash equivalents	—	—	—	566	—	566
Net increase (decrease) in cash and cash equivalents	593	917,738	(873,564)	1,480	—	46,247
Cash and cash equivalents:
Beginning of period	12	67	21,286	11,665	—	33,030
End of period	$605	$917,805	$(852,278)	$13,145	$—	$79,277

Condensed Consolidating Statement of Cash Flows
Three months ended March 31, 2017
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(2,271)	$(31,803)	$68,103	$(354)	$—	$33,675
Cash flows from investing activities:
Businesses acquired in purchase transaction, net of cash acquired	—	—	—	—	—	—
Purchases of property and equipment	—	—	(8,390)	(868)	—	(9,258)
Cash paid for minority investments	—	—	—	—	—	—
Proceeds from sale of property and equipment	—	—	251	—	—	251
Proceeds from note receivable	—	—	—	—	—	—
Proceeds from sale of assets	—	—	—	—	—	—
Purchases of intangible assets	—	—	—	(33)	—	(33)
Net (deposits) and withdrawals of principal balances in restricted cash accounts	—	—	—	(344)	—	(344)
Net cash used in investing activities	—	—	(8,139)	(1,245)	—	(9,384)
Cash flows from financing activities:						—
Proceeds from issuance of notes payable and draws on revolver	—	—	—	—	—	—
Repayment of notes payable and revolver	—	(8,925)	—	—	—	(8,925)
Payment of financing costs	—	(92)	—	—	—	(92)
Payment of deferred consideration	—	—	—	(818)	—	(818)
Payment of redeemable non-controlling interest liability	—	—	—	—	—	—
Principal payments on capital lease obligations	—	—	(2,037)	—	—	(2,037)
Proceeds from exercise of stock options	628	—	—	—	—	628
Capital investments from minority partner	—	—	—	—	—	—
Intercompany loans and investments	1,724	40,819	(44,547)	2,004	—	—
Net cash provided by (used in) financing activities	2,352	31,802	(46,584)	1,186	—	(11,244)
Net effect of exchange rate on cash and cash equivalents	—	—	—	2,327	—	2,327
Net increase (decrease) in cash and cash equivalents	81	(1)	13,380	1,914	—	15,374
Cash and cash equivalents:
Beginning of period	3	4	39,034	14,555	—	53,596
End of period	$84	$3	$52,414	$16,469	$—	$68,970

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
Overview

We are a leading provider of cloud-based platform solutions designed to help small- and medium-sized businesses, or SMBs, succeed online. We serve approximately 5.30 million subscribers globally with a comprehensive suite of products and services that help SMBs get online, get found and grow their businesses. Historically, our products focused largely on web hosting and other basic web presence solutions such as domains, but over time we have expanded to offer security, site backup, premium domains, search engine optimization, or SEO, and search engine marketing, or SEM, Google Adwords, mobile solutions, social media enablement, website analytics, email marketing and productivity and e-commerce tools, among others.

More recently, we have launched additional products and services, including website builders, mobile site builders and new hosting brands, both to satisfy existing subscriber needs and to expand the product gateways through which new subscribers initially reach us. We refer to these newer products and services as “gateway products”. Many of the gateway products we introduced in early 2016 had higher subscriber acquisition costs and higher subscriber churn than we originally anticipated. In response to these results, we have reduced or eliminated marketing investments for most of our gateway products and have re-focused our gateway investments on our website builder product.

On February 9, 2016, we acquired Constant Contact, Inc., or Constant Contact, a leading provider of online marketing tools that are designed for small organizations, for a total purchase price of approximately $1.1 billion. Since the fourth quarter of 2016, we have reported our financial results in two reportable segments, web presence and email marketing. The web presence segment generally consists of the products we historically sold prior to the acquisition of Constant Contact, including web hosting, domains, and related web presence products and services, and the email marketing segment consists of the products and services historically offered by Constant Contact, principally email marketing solutions, but also including event marketing, survey tools and our SinglePlatform digital storefront product.

During the quarter ended March 31, 2017, we began to implement our priorities for 2017, which include:

•
Investing in key brands that generally attract subscribers with high long-term revenue potential, including Constant Contact, Bluehost, HostGator, and iPage, or that address specific market opportunities, including our website builder product and international brands such as BigRock;

•
Upgrading the product, customer support and user experience for our key web hosting brands and our website builder product, including through greater centralization of our customer support organization; and

•	Various initiatives to expand revenue streams though expansion of our international business, cross-selling products between our two segments and other product initiatives.

We believe we made progress during the quarter in each of these areas. We increased our marketing expenditures for most of our key brands as compared to the fourth quarter of 2016, made progress in consolidating our customer support organization, introduced a localized Constant Contact offering in India, and made improvements to our website builder product in preparation for an anticipated re-launch of the product in the second half of 2017.

We continue to see an impact from our non-strategic brands and from competition in our industry. These non-strategic brands are principally hosting brands, but also include our cloud backup brands and discontinued gateway products such as our virtual private network (VPN) solution. Subscriber counts are decreasing in these brands, and we are managing them to optimize cash flow rather than to acquire new subscribers. These brands had a negative impact on revenue and subscriber growth during the quarter, as further discussed below. We also continue to be affected by competitive pressures across our business, including from competitors who have invested more heavily in brand awareness and product and technology research and development than we have.

The success of our plans for 2017 and beyond depend on a number of factors, including our ability to: successfully improve customer satisfaction and retention in our web presence segment by upgrading our products, customer support and user experience; centralize our customer support operations in a way that minimizes disruption to subscribers during the transition and positions us to provide a high level of service going forward; and make the engineering and product development changes necessary to facilitate increased cross-selling and other product initiatives. If we are unable to make the necessary upgrades and changes to our business on our currently anticipated timeframe, if these upgrades and changes do not result in the anticipated improvements in customer satisfaction or retention, or if we encounter difficulties or delays in our efforts to consolidate and improve customer support generally, we may not see the results we expect from these initiatives, we may need to delay or abandon our plans to increase marketing of our website builder product or other key brands during the second half of 2017, or we may incur greater than expected costs or disruption to our subscribers, any of which could adversely affect our financial and operating results for the year. See “Risk Factors” for further discussion of the risks facing our business.

Summary of First Quarter 2017 Results

Our financial results for the first quarter of 2017, and particularly year over year changes during that period as compared to the first quarter of 2016, were significantly impacted by our acquisition of Constant Contact, including in the following key respects:

•
Full quarter impact in first quarter of 2017. We began including Constant Contact in our financial results on February 10, 2016, the day after the closing of the acquisition. The inclusion of Constant Contact results for a full quarter in the three months ended March 31, 2017, as compared to a partial quarter in the equivalent prior year period, was a significant factor in many of the year over year changes in our financial results and key metrics.

•
Purchase accounting adjustment. Our financial results can be impacted by purchase accounting adjustments for our acquisitions, which represent the reduction of post-acquisition revenues from the write-down of deferred revenue to fair value as of the acquisition date. Post-acquisition, deferred revenues are recognized at the reduced amount, until such time that the subscription is renewed. The impact generally normalizes within a year following the acquisition. The purchase accounting adjustment related to the Constant Contact acquisition, which we refer to as the "Constant Contact purchase accounting adjustment," reduced email marketing segment revenue by approximately $13.7 million for the three months ended March 31, 2016, and was a material contributor to a number of year over year changes.

•
Additional debt service obligations. In connection with the Constant Contact acquisition, we entered into a $735.0 million incremental first lien term loan facility and a new $165.0 million revolving credit facility (which replaced our existing $125.0 million revolving credit facility), and our wholly owned subsidiary EIG Investors Corp. issued $350.0 million aggregate principal amount of 10.875% senior notes due 2024. These financing arrangements have significantly increased our debt service obligations.

•
Cost efficiencies from 2016 restructuring plan. Cost efficiencies resulting from the restructuring plan we implemented in connection with the Constant Contact acquisition, which we refer to as the "2016 Constant Contact restructuring plan," were a significant factor in many of our year over year changes.

A tax benefit recorded in March 31, 2016 also had a significant impact on certain year over year changes in our financial results. Prior to the acquisition of Constant Contact, we maintained a valuation allowance against certain deferred tax assets. The acquisition of Constant Contact resulted in a significant increase in deferred tax liabilities, which far exceeded pre-acquisition deferred tax assets. We scheduled out the reversal of deferred tax assets and liabilities as of March 31, 2016, and determined that these reversals would be sufficient to realize a significant portion of our domestic deferred tax assets which existed as of the acquisition date, and we continued to maintain a valuation allowance against those deferred tax assets that were not likely to be realized. As a result, we recorded a tax benefit of $73.6 million to reverse valuation allowances during the three months ended March 31, 2016. Our total tax benefit recorded for this period was $99.9 million, consisting of the $73.6 million reversal of the valuation allowance as well as a federal and state deferred tax benefit of $29.0 million and a foreign deferred tax benefit of $0.7 million, partially offset by a provision for federal and state current income taxes and foreign current tax expense.

The impacts of the Constant Contact acquisition, the tax benefit discussed above, and reduced investments in our gateway and cloud backup products as compared to the first quarter of 2016 had a material effect on our financial results for the quarter ended March 31, 2017. Year over year changes in revenue, net income (loss) and net cash provided by operating activities are summarized below (in thousands):

	Three Months Ended March 31,
	2016	2017
Revenue	$237,113	$295,137
Net income (loss)	$14,081	$(31,578)
Net cash provided by operating activities	$11,772	$33,675
Revenue grew from $237.1 million for the three months ended March 31, 2016 to $295.1 million for the three months ended March 31, 2017. Substantially all of this revenue growth was due to our email marketing segment, specifically the impact of a full quarter of Constant Contact contribution, the Constant Contact purchase accounting adjustment, and growth in revenues from existing Constant Contact subscribers. Revenue for our web presence segment was slightly down year over year.
Net income decreased from $14.1 million for the three months ended March 31, 2016 to a net loss of $31.6 million for the three months ended March 31, 2017. This decrease was due primarily to the following factors: a positive impact on first quarter 2016 net income of a $99.9 million tax benefit, offset by the negative impact of $13.7 million Constant Contact purchase accounting adjustment; a year over year increase in interest expense of $9.1 million due primarily to the Constant Contact acquisition; and a year over year increase in amortization expense of other intangible assets of $4.4 million, of which $8.2 million is due to the Constant Contact acquisition, partially offset by reductions in the amortization expense for web presence intangible assets. The increases in interest and amortization expense during the first quarter of 2017 were partially offset by the following: reduced marketing expense for our gateway and cloud backup products; reduced transaction and restructuring costs; the inclusion of a full quarter of Constant Contact results, including cost efficiencies from the 2016 Constant Contact restructuring plan; and reduced stock-based compensation expense.
Net cash provided by operating activities increased from $11.8 million for the three months ended March 31, 2016 to $33.7 million for the three months ended March 31, 2017. This increase was due primarily to the negative impact of transaction and restructuring costs incurred in connection with the Constant Contact acquisition during the three months ended March 31, 2016 and to the inclusion of a full quarter of cash flow from Constant Contact in the three months ended March 31, 2017, partially offset by increased interest expense related to the debt we incurred in connection with the Constant Contact acquisition.

Recent Developments
On April 3, 2017, Kenneth Surdan informed us of his intention to resign from his position as our chief product officer. The effective date of Mr. Surdan’s resignation has not been determined yet, but is expected to be in July 2017.
On April 17, 2017, we announced that our board of directors and our chief executive officer Hari Ravichandran adopted a CEO transition plan whereby Mr. Ravichandran will remain CEO and serve as a board member while the Company conducts a search to identify his successor. Given the significant expansion of the Company’s business in recent years, the substantial focus on free cash flow generation and risk management, and the previously disclosed SEC investigation regarding non-GAAP metrics, the board decided, and Mr. Ravichandran agreed, to accelerate CEO succession planning.

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

The following table summarizes our key metrics by segment for the periods presented (in thousands, except ARPS):

	Three Months Ended March 31,
	2016	2017
Consolidated metrics:
Total subscribers	5,446	5,304
Average subscribers for the period	5,128	5,338
ARPS	$15.41	$18.43
Adjusted EBITDA	$39,282	$80,103

Web presence segment metrics:
Total subscribers	4,883	4,767
Average subscribers for the period	4,812	4,797
ARPS	$13.72	$13.71
Adjusted EBITDA	$37,509	$42,382

Email marketing segment metrics:
Total subscribers	563	537
Average subscribers for the period	316	541
ARPS	$41.19	$60.31
Adjusted EBITDA	$1,773	$37,721
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

Our subscriber base also includes customers who subscribe to email service, domain privacy or certain other non-hosting subscription services which are generally lower-priced than our hosting packages. In the discussion below, we refer to these subscribers and subscribers on-boarded through the domain-focused programs described above as “light web presence” subscribers. As of March 31, 2017, light web presence subscribers accounted for approximately 424,000 of our total subscribers.

The table below shows approximate figures for sources of subscriber changes by segment since March 31, 2016 to March 31, 2017 (all numbers in thousands). “Acquisitions” refers to the number of total subscribers we acquired due to acquisitions that we completed during the relevant period, as measured at the time of the acquisition.

	Web presence		Email marketing		Total
	# Subscribers	% of change (1)	# Subscribers	% of change (1)	# Subscribers	% of change (1)
Total Subscribers March 31, 2016	4,883	—	562	—	5,445	—
Acquisitions	2	2%	—	—%	2	1%
Light web presence subscribers	53	46%	—	—%	53	38%
Adjustments	(8)	(7)%	—	—%	(8)	(6)%
Core subscriber increase (decrease)	(163)	(141)%	(25)	(100)%	(188)	(133)%
Total Subscribers March 31, 2017	4,767	(100)%	537	(100)%	5,304	(100)%

(1) Figures in this column show the approximate percentage contribution of each source of subscribers shown in the far left column (Acquisitions; Light web presence subscribers; Adjustments; and Core subscriber increase (decrease)) to aggregate year over year change in total subscribers.

The decrease in total subscribers from March 31, 2016 to March 31, 2017 was driven primarily by subscriber losses in our non-strategic brands in our web presence segment, which are further discussed in the "Overview" section above. Taken together, the portfolio of key web presence brands that we are targeting for investment during 2017 (including, among others, HostGator, Bluehost, iPage and certain international brands) showed positive net subscriber adds in the aggregate for the twelve months and three months ended March 31, 2017. However, these positive net adds were outweighed by the negative impact of subscriber losses in non-strategic brands, including non-strategic hosting brands, our cloud backup solution and discontinued gateway products such as our VPN product. We expect total subscribers in our web presence segment to continue to decrease during 2017, due primarily to the impact of subscriber churn in non-strategic brands. We also expect total subscribers in our email marketing segment to decrease during 2017. We believe this decrease is due primarily to the impact of competition in our email marketing segment.

If we are not successful in addressing the factors that have contributed to our declining total subscriber count, we may not be able to return to or maintain positive subscriber growth in the future, which could result in a material adverse effect on our business and financial results.
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

The following table reflects the calculation of ARPS by segment (all data in thousands, except ARPS data):

	For the Three Months Ended March 31,
	2016	2017
Consolidated revenue	$237,113	$295,137
Consolidated total subscribers	5,446	5,304
Consolidated average subscribers for the period	5,128	5,338
Consolidated average revenue per subscriber (ARPS)	$15.41	$18.43

Web presence revenue	198,048	197,348
Web presence subscribers	4,883	4,767
Web presence average subscribers for the period	4,812	4,797
Web presence average revenue per subscriber (ARPS)	$13.72	$13.71

Email marketing revenue	39,065	97,789
Email marketing subscribers	563	537
Email marketing average subscribers for the period	316	541
Email marketing average revenue per subscriber (ARPS)	$41.19	$60.31

ARPS does not represent an exact measure of the average amount a subscriber spends with us each month, because our calculation of ARPS includes all of our revenue, including revenue generated by non-subscribers, in the numerator. We have three principal sources of non-subscriber revenue:

•
Revenue from domain-only customers. We cannot separately quantify revenue attributable to domain-only customers, who are customers that only purchase a domain name from us. Our subscriber definition does not include domain-only customers, which results in generally higher overall ARPS as our revenue used to compute ARPS includes revenue from domain-only customers. Although we cannot separately quantify revenue attributable to domain-only customers, we can measure the total amount of our revenue from domains. Our total revenue from domains, all of which was in our web presence segment, was $33.6 million and $31.2 million for the three months ended March 31, 2016 and 2017, respectively.

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

A portion of our revenue is generated from customers that resell our services. We refer to these customers as “resellers.” We consider these resellers (rather than the end user customers of these resellers) to be subscribers under our total subscribers definition, because we do not have a billing relationship with the end users and cannot determine the number of end users acquiring our services through a reseller. A majority of our reseller revenues is for the purchase of domains and is included in the figures shown above for total revenue from domains. Our reseller revenues, excluding the portion included in total revenue from domains, for the three months ended March 31, 2016 and 2017 were $6.6 million and $8.4 million, respectively.

The table below quantifies, on a consolidated basis and by segment, domain monetization and marketing development fund revenue for the respective periods (all data in thousands, except ARPS data):

	For the Three Months Ended March 31,
	2016	2017
Consolidated
Marketing development fund revenue	$3,222	$2,783
Marketing development funds - contribution to ARPS	$0.20	$0.17
Domain monetization revenue	8,607	6,867
Domain monetization revenue - contribution to ARPS	$0.54	$0.43

Web presence
Marketing development fund revenue	2,611	2,055
Marketing development funds - contribution to ARPS	$0.18	$0.14
Domain monetization revenue	8,607	6,867
Domain monetization revenue - contribution to ARPS	$0.60	$0.48

Email marketing
Marketing development fund revenue	611	728
Marketing development funds - contribution to ARPS	$0.64	$0.45

For the three months ended March 31, 2016 and 2017, consolidated ARPS increased from $15.41 to $18.43, respectively. This increase in ARPS was driven by our email marketing segment due to the acquisition of Constant Contact, which has higher ARPS than the rest of our business, partially offset by lower ARPS from our web presence segment.

Web presence ARPS decreased slightly from $13.72 for the three months ended March 31, 2016 to $13.71 for the three months ended March 31, 2017. This decrease was primarily the result of reduced non-subscriber revenue, partially offset by reductions in the number of subscribers to our lower-priced gateway and cloud backup products.

Email marketing ARPS increased from $41.19 for the three months ended March 31, 2016 to $60.31 for the three months ended March 31, 2017. This increase was primarily due to the impact of the Constant Contact purchase accounting adjustment, which reduced email marketing segment revenue for the three months ended March 31, 2016 by $13.7 million and resulted in a negative impact on ARPS of approximately $14.40 during that period.

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
The following table reflects a reconciliation of net loss calculated in accordance with GAAP to adjusted EBITDA for the periods presented (all data in thousands):

	Three Months Ended March 31,
	2016	2017
Consolidated	(in thousands)
Net income (loss)	$14,081	$(31,578)
Interest expense, net (1)	30,237	39,398
Income tax expense (benefit)	(99,902)	5,774
Depreciation	13,172	13,111
Amortization of other intangible assets	29,874	34,267
Stock-based compensation	18,388	12,924
Restructuring expenses	11,602	5,627
Transaction expenses and charges	31,120	580
Gain of unconsolidated entities (2)	(10,727)	—
Impairment of other long-lived assets	1,437	—
Adjusted EBITDA	$39,282	$80,103

	Three Months Ended March 31,
	2016	2017
Web presence
Net income (loss)	$40,134	$(23,626)
Interest expense, net (1)	17,016	16,879
Income tax expense (benefit)	(84,258)	10,551
Depreciation	8,977	9,238
Amortization of other intangible assets	19,755	15,905
Stock-based compensation	14,647	11,100
Restructuring expenses	171	2,335
Transaction expenses and charges	30,357	—
Gain of unconsolidated entities (2)	(10,727)	—
Impairment of other long-lived assets	1,437	—
Adjusted EBITDA	$37,509	$42,382

	Three Months Ended March 31,
	2016	2017
Email marketing
Net loss	$(26,053)	$(7,952)
Interest expense, net (1)	13,221	22,519
Income tax expense (benefit)	(15,644)	(4,777)
Depreciation	4,195	3,873
Amortization of other intangible assets	10,119	18,362
Stock-based compensation	3,741	1,824
Restructuring expenses	11,431	3,292
Transaction expenses and charges	763	580
Gain of unconsolidated entities (2)	—	—
Impairment of other long-lived assets	—	—
Adjusted EBITDA	$1,773	$37,721

(1)	Interest expense includes impact of amortization of deferred financing costs, original issuance discounts and interest income.

(2)
The gain of unconsolidated entities is reported on a net basis for the three months ended March 31, 2016. The three months ended March 31, 2016 includes a gain of $11.4 million on our investment in WZ UK Ltd. This gain was generated on January 6, 2016, when we increased our ownership stake in WZ UK Ltd. from 49% to 57.5%, which required a revaluation of our existing investment to its implied fair value. This $11.4 million gain was partially offset by our proportionate shares of net losses from unconsolidated entities of $0.7 million.
Net income on a consolidated basis decreased from $14.1 million for the three months ended March 31, 2016 to a net loss of $31.6 million for the three months ended March 31, 2017. This decrease was due primarily to the positive impact on first quarter 2016 net income of a $99.9 million tax benefit, offset by the negative impact of $13.7 million Constant Contact purchase accounting adjustment; a year over year increase in interest expense of $9.1 million and intangible asset amortization expense of $4.4 million for the three months ended March 31, 2017, in each case related to the Constant Contact acquisition. The increase in interest and amortization expense during the first quarter of 2017 was partially offset by the following: a reduction of approximately $21.6 million in marketing expense for our gateway and cloud backup products; a reduction of approximately $36.5 million in transaction and restructuring costs; the inclusion of a full quarter of Constant Contact results, including cost efficiencies from restructuring plans that we implemented upon acquiring Constant Contact in February 2016; the lack of a purchase accounting adjustment which adversely impacted net income for the three months ended March 31, 2016 and a reduction of approximately $5.5 million in stock-based compensation expense.

Net income for our web presence segment decreased from $40.1 million for the three months ended March 31, 2016 to a net loss of $23.6 million for the three months ended March 31, 2017. This decrease was due primarily to the positive impact on first quarter 2016 net income of a $84.3 million tax benefit, as well as to additional restructuring charges of $2.2 million during the three months ended March 31, 2017. The year over year decrease in net income was partially offset by lower transaction costs of $30.4 million, lower stock-based compensation expense of $3.5 million, and lower amortization of intangibles of $3.9 million, in each case for the first quarter of 2017.

Net loss for our email marketing segment decreased from $26.1 million for the three months ended March 31, 2016 to $8.0 million for the three months ended March 31, 2017. This decrease in net loss was due primarily to the Constant Contact purchase accounting adjustment, which increased net loss for the first quarter of 2016, and to a $8.1 million decrease in restructuring costs in the first quarter of 2017, offset by a lower tax benefit of $10.9 million as compared to the prior year period. The year over year decrease in net loss was partially offset by higher interest expense of $9.3 million and higher amortization expense of $8.2 million, in each case due to the segment incurring a full quarter of Constant Contact expense in the first quarter of 2017.

Adjusted EBITDA on a consolidated basis increased from $39.3 million for the three months ended March 31, 2016 to $80.1 million for the three months ended March 31, 2017. This increase in adjusted EBITDA was primarily a result of the adjusted EBITDA increase in our email marketing segment, as discussed below.

Adjusted EBITDA for our web presence segment increased from $37.5 million for the three months ended March 31, 2016 to $42.4 million for the three months ended March 31, 2017. This increase was primarily attributable to a reduction in marketing spend on our gateway and cloud backup products of $21.6 million, offset by a reallocation of marketing spend to our Bluehost, HostGator and certain international brands of $7.8 million.

Adjusted EBITDA for our email marketing segment increased from $1.8 million for the three months ended March 31, 2016 to $37.7 million for the three months ended March 31, 2017. This increase is due primarily to the $13.7 million Constant Contact purchase accounting adjustment, which negatively impacted adjusted EBITDA for the first quarter of 2016, to cost efficiencies from the 2016 Constant Contact restructuring plan, and to incurring a full quarter of Constant Contact results.
Free Cash Flow
For a discussion of free cash flow, see Liquidity and Capital Resources.

Components of Operating Results
Revenue
We generate revenue primarily from selling subscriptions for our cloud-based products and services. The subscriptions we offer are similar across all of our brands and are provided under contracts pursuant to which we have ongoing obligations to support the subscriber. These contracts are generally for service periods of up to 36 months and typically require payment in advance at the time of initiating the subscription for the entire subscription period. Typically, we also have arrangements in place to automatically renew a subscription at the end of the subscription period. Due to factors such as introductory pricing, our renewal fees may be higher than our initial subscription. Our web presence segment sells more subscriptions with 12 month terms than with any other term length, while our email marketing segment sells subscriptions that are mostly one-month terms. We also earn revenue from the sale of domain name registrations, premium domains and non-term based products and services, such as certain online security products and professional technical services as well as through referral fees and commissions. We expect our revenue for 2017 to increase modestly relative to 2016.
Cost of Revenue
Cost of revenue includes costs of operating our subscriber support organization, fees we pay to register domain names for our subscribers, costs of operating our data center infrastructure, such as technical personnel costs associated with monitoring and maintaining our network operations, fees we pay to third-party product and service providers, and merchant fees we pay as part of our billing processes. We also allocate to cost of revenue the depreciation and amortization related to these activities and the intangible assets we have acquired, as well as a portion of our overhead costs attributable to our employees engaged in subscriber support activities. In addition, cost of revenue includes stock-based compensation expense for employees engaged in support and network operations.We expect cost of revenue to increase in absolute dollars in future periods as we increase our revenue, particularly in the near term during 2017, since we will incur overlapping customer support costs as we transition our Utah customer support location to Tempe, Arizona.
Gross Profit
Gross profit is the difference between revenue and cost of revenue. Gross profit has fluctuated from period to period in large part as a result of revenue and cost of revenue adjustments from purchase accounting impacts related to acquisitions, as well as revenue and cost of revenue impacts from growth in our business. With respect to revenue, the application of purchase accounting requires us to record purchase accounting adjustments for acquired deferred revenue, which reduces the revenue recorded from acquisitions for a period of time after the acquisition. The impact generally normalizes within a year following the acquisition. With respect to cost of revenue, the application of purchase accounting requires us to defer domain registration costs, which reduces cost of revenue, and record long-lived assets at fair value, which increases cost of revenue through an increase in amortization expense over the estimated useful life of the long-lived assets. In addition, our revenue and our cost of revenue have increased in recent years as our subscriber base has expanded. For a new subscriber that we bring on to our platform, we typically recognize revenue over the term of the subscription, even though we collect the subscription fee at the initial billing. As a result, our gross profit may be affected by the prices we charge for our subscriptions, as well as by the number of new subscribers and the terms of their subscriptions. We expect our gross profit to increase modestly in absolute dollars during 2017 as compared to 2016.
Operating Expense
We classify our operating expense into three categories: sales and marketing, engineering and development, and general and administrative. In 2016, we started breaking out transaction expenses due to the significance of the costs incurred to acquire Constant Contact.
Sales and Marketing
Sales and marketing expense primarily consists of costs associated with bounty payments to our network of online partners, SEM and SEO, general awareness and brand building activities, as well as the cost of employees engaged in sales and marketing activities. Sales and marketing expense also includes costs associated with sales of products as well as stock-based compensation expense for employees engaged in sales and marketing activities. Sales and marketing expense as a percentage of revenue may increase or decrease in a given period, depending on the cost of attracting new subscribers to our solutions, changes in how we invest in different subscriber acquisition channels, changes in how we approach search engine marketing and search engine optimization and the extent of general awareness and brand building activities we may undertake, as well as the efficiency of our sales and support personnel and our ability to sell more products and services to our subscribers and drive favorable returns on invested marketing dollars. We expect our sales and marketing in 2017 to remain relatively flat to down compared to 2016 as we decrease our spending on our gateway and cloud backup products and incur a full year of sales and marketing expense from Constant Contact.
Engineering and Development
Engineering and development expense includes the cost of employees engaged in enhancing our technology platform and our systems, developing and expanding product and service offerings, and integrating technology capabilities from our acquisitions. Engineering and development expense includes stock-based compensation expense for employees engaged in engineering and development activities. Our engineering and development expense does not include costs of leasing and operating our data center infrastructure, such as technical personnel costs associated with monitoring and maintaining our network operations and fees we pay to third-party product and service providers, which are included in cost of revenue. We expect that our engineering and development spending will decrease moderately in 2017 in absolute dollars relative to 2016.
General and Administrative
General and administrative expense includes the cost of employees engaged in corporate functions, such as finance, human resources, legal and compliance, and general management. General and administrative expense also includes all facility and related overhead costs not allocated to cost of revenue, as well as insurance premiums and professional service fees. General and administrative expense includes stock-based compensation expense for employees engaged in general and administrative activities. We expect that our general and administrative expenses will grow moderately in 2017 relative to 2016 primarily because we will have a full year of general and administrative expenses from Constant Contact.
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
We believe that our critical accounting policies and estimates are the assumptions and estimates associated with the following:

•	revenue recognition,

•	goodwill,

•	long-lived assets,

•	business combinations,

•	derivative instruments,

•	depreciation and amortization,

•	income taxes,

•	stock-based compensation arrangements, and

•	segment information.
There have been no material changes to our critical accounting policies since December 31, 2016. For further information on our critical accounting policies and estimates, see Note 2 to the consolidated financial statements appearing in Part I, Item 1 in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on February 24, 2017.

Results of Operations
The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	For the Three Months Ended March 31,
	2016	2017
Revenue	$237,113	$295,137
Cost of revenue	136,476	148,749
Gross profit	100,637	146,388
Operating expense:
Sales and marketing	79,294	72,772
Engineering and development	16,255	20,362
General and administrative	40,279	39,080
Transaction expenses	31,120	580
Total operating expense	166,948	132,794
Income (loss) from operations	(66,311)	13,594
Other income (expense):
Other income (expense)	11,410	—
Interest income	134	118
Interest expense	(30,371)	(39,516)
Total other expense—net	(18,827)	(39,398)
Income (loss) before income taxes and equity earnings of unconsolidated entities	(85,138)	(25,804)
Income tax expense (benefit)	(99,902)	5,774
Income (loss) before equity earnings of unconsolidated entities	14,764	(31,578)
Equity loss of unconsolidated entities, net of tax	683	—
Net Income (loss)	$14,081	$(31,578)
Total net income (loss) attributable to non-controlling interest	(7,730)	3,810
Net income (loss) attributable to Endurance International Group Holdings, Inc.	$21,811	$(35,388)
Comparison of Three Months Ended March 31, 2016 and 2017
Revenue

	Three Months Ended March 31,		Change
	2016	2017	Amount	%
	(dollars in thousands)
Revenue	$237,113	$295,137	$58,024	24%
Revenue increased by $58.0 million, or 24%, from $237.1 million for the three months ended March 31, 2016 to $295.1 million for the three months ended March 31, 2017. This increase is attributable to $58.7 million in additional revenue from our email marketing segment, offset by a $0.7 million decrease in revenue from our web presence segment, each of which are further discussed below.

Web presence segment revenue decreased by $0.7 million, or 0.4%, from $198.0 million for the three months ended March 31, 2016 to $197.3 million for the three months ended March 31, 2017. This decrease was the result of lower revenue from the non-strategic brands discussed in the "Overview" section above and to reduced sales of premium domain names, partially offset by growth in most of our key web hosting brands, in which we continue to make considerable marketing investments.

Email marketing segment revenue increased by $58.7 million, or 150%, from $39.1 million for the three months ended March 31, 2016 to $97.8 million for the three months ended March 31, 2017. This increase was primarily due to the full quarter of Constant Contact revenue in the latter period, and the negative $13.7 million impact of the Constant Contact purchase adjustment during the three months ended March 31, 2016. Including the $41.1 million in revenue for the 2016 pre-acquisition period and adding back the $13.7 million Constant Contact purchase accounting adjustment for the first quarter of 2016, email marketing segment revenue grew year over year by $4.0 million, or approximately 4%, due primarily to increased sales to existing subscribers.
Our revenue is generated primarily from our products and services delivered on a subscription basis, which include web hosting, domains, website builders, email marketing, search engine marketing and other similar services. We also generate non-subscription revenue through domain monetization and marketing development funds. Non-subscription revenue decreased from $11.8 million, or 5% of total revenue for the three months ended March 31, 2016 to $9.7 million, or 3% of total revenue for the three months ended March 31, 2017, due primarily to a decrease in domain monetization revenue. Domain monetization revenue has decreased primarily due to a reduced portfolio of premium domains available for sale. All of our domain monetization revenue and substantially all of our marketing development fund revenue is within our web presence segment.

Cost of Revenue

	Three Months Ended March 31,
	2016		2017		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Cost of revenue	$136,476	58%	$148,749	50%	$12,273	9%
Cost of revenue increased by $12.3 million, or 9%, from $136.5 million for the three months ended March 31, 2016 to $148.7 million for the three months ended March 31, 2017. This increase was primarily due to a $9.7 million increase in cost of revenue in our email marketing segment, including an additional $8.2 million of amortization expense, due to the full quarter of Constant Contact costs in the three months ended March 31, 2017. Additionally, cost of revenue in our web presence segment increased by $2.6 million, predominately due to increased customer support costs.
Our cost of revenue contains a significant portion of non-cash expenses, in particular amortization expense for the intangible assets we have acquired through our acquisitions and the acquisition of a controlling interest in our company by investment funds and entities affiliated with Warburg Pincus and Goldman, Sachs & Co. The following table sets forth the significant non-cash components of cost of revenue:

	Three Months Ended March 31,
	2016	2017
	(in thousands)
Amortization expense	$29,874	$34,267
Depreciation expense	$11,068	$10,947
Stock-based compensation expense	$770	$1,506

Cost of revenue for our web presence segment increased by $2.6 million, or 2%, from $108.2 million for the three months ended March 31, 2016 to $110.7 million for the three months ended March 31, 2017. This increase was primarily due to an increase of $5.6 million in payroll, labor and facility costs, of which $2.3 million are one-time costs associated with the migration of our Utah-based customer support operations to Tempe, Arizona, and an increase in stock-based compensation of $0.7 million, offset by a reduction of $3.8 million in amortization expense related to acquisitions.

Cost of revenue for our email marketing segment increased by $9.7 million, or 34%, from $28.3 million for the three months ended March 31, 2016 to $38.0 million for the three months ended March 31, 2017. This increase was primarily due to the full quarter of Constant Contact costs in the latter period. Including the $19.5 million in cost of revenue for the 2016 pre-acquisition period, cost of revenue for the email marketing segment decreased year over year by $9.8 million, or 20%, during the three months ended March 31, 2017, due mostly to cost efficiencies from the 2016 Constant Contact restructuring plan, and to a reduction of $2.3 million in restructuring charges.

Gross Profit

	Three Months Ended March 31,
	2016		2017		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Gross profit	$100,637	42%	$146,388	50%	$45,751	45%
Gross profit increased by $45.8 million, or 45%, from $100.6 million for the three months ended March 31, 2016 to $146.4 million for the three months ended March 31, 2017. This increase was primarily due to the full quarter of Constant Contact revenue and cost of revenue in the three months ended March 31, 2017, as well as the negative impact of $13.7 million of the Constant Contact purchase adjustment during the three months ended March 31, 2016. Our gross profit as a percentage of revenue increased by eight percentage points, year over year, from 42% for the three months ended March 31, 2016 to 50% for the three months ended March 31, 2017.
The following table sets forth gross profit and the significant non-cash components of cost of revenue as a percentage of revenue:

	Three Months Ended March 31,
	2016	2017
	(dollars in thousands)
Revenue	$237,113	$295,137
Gross profit	$100,637	$146,388
Gross profit as % of revenue	42%	50%
Amortization expense as % of revenue	13%	12%
Depreciation expense as % of revenue	5%	4%
Stock-based compensation expense as % of revenue	*	*

*	Less than 1%.

Web presence segment gross profit decreased by $3.3 million, or 4%, from $89.9 million for the three months ended March 31, 2016 to $86.6 million for the three months ended March 31, 2017. This decrease was primarily due to the slight decline in web presence segment revenue discussed above, and to an increase in payroll and facility costs. Our web presence gross profit as a percentage of revenue decreased by one percentage point year over year, from 45% for the three months ended March 31, 2016 to 44% for the three months ended March 31, 2017.

Email marketing segment gross profit increased by $49.0 million, or 456%, from $10.8 million for the three months ended March 31, 2016 to $59.8 million for the three months ended March 31, 2017. This increase was primarily due to the full quarter of Constant Contact revenue and cost of revenue in the three months ended March 31, 2017, and to the negative $13.7 million impact of the Constant Contact purchase adjustment during the three months ended March 31, 2016. After including the $41.1 million in revenue and the $19.5 million in cost of revenue for the 2016 pre-acquisition period and adding back the $13.7 million Constant Contact purchase accounting adjustment to email marketing segment revenue for the first quarter of 2016, email marketing gross profit grew year over year by $14.2 million, or 31%, during the three months ended March 31, 2017, due primarily to increased sales to existing subscribers, cost efficiencies from the 2016 Constant Contact restructuring plan and a reduction of $2.3 million in restructuring charges.
Operating Expenses

	Three Months Ended March 31,
	2016		2017		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Sales and marketing	$79,294	33%	$72,772	25%	$(6,522)	(8)%
Engineering and development	16,255	7%	20,362	7%	4,107	25%
General and administrative	40,279	17%	39,080	13%	(1,199)	(3)%
Transaction expenses	31,120	13%	580	—%	(30,540)	(98)%
Total	$166,948	70%	$132,794	45%	$(34,154)	(20)%
Sales and Marketing. Sales and marketing expense decreased by $6.5 million, or 8%, from $79.3 million for the three months ended March 31, 2016 to $72.8 million for the three months ended March 31, 2017. This decrease was primarily due to a $21.6 million reduction in our marketing spend on gateway and cloud backup products and to cost efficiencies from the 2016 Constant Contact restructuring plan, partially offset by a reallocation of marketing spend to certain of our other brands, and by the full quarter of Constant Contact expense in the three months ended March 31, 2017.

Sales and marketing expense for our web presence segment decreased by $13.1 million, or 23%, from $58.1 million for the three months ended March 31, 2016 to $44.9 million for the three months ended March 31, 2017. This decrease was primarily due to a $21.6 million reduction in our marketing spend on gateway and cloud backup products, offset by a reallocation of marketing spend to our Bluehost, HostGator and certain international brands of $7.8 million.

Sales and marketing expense for our email marketing segment increased by $6.6 million, or 31%, from $21.2 million for the three months ended March 31, 2016 to $27.8 million for the three months ended March 31, 2017. This increase was primarily due to the full quarter of Constant Contact expense in the latter period. Including the $16.0 million in sales and marketing expense for the 2016 pre-acquisition period, sales and marketing expense for the email marketing segment decreased year over year by $9.5 million, or 25%, for the three months ended March 31, 2017, due primarily to cost efficiencies from the Constant Contact 2016 restructuring plan and a reduction of $2.7 million in restructuring charges.
Engineering and Development. Engineering and development expense increased by $4.1 million, or 25%, from $16.3 million for the three months ended March 31, 2016 to $20.4 million for the three months ended March 31, 2017. This increase was due to the full quarter of Constant Contact expense in the latter period, offset primarily by lower restructuring costs.

Engineering and development expense for our web presence segment increased by $2.4 million, or 30%, from $7.9 million for the three months ended March 31, 2016 to $10.4 million for the three months ended March 31, 2017. This increase was primarily attributable to additional payroll and labor costs of $2.7 million, and increased stock-based compensation costs of $0.5 million. Additionally, this increase is due to a reduction of impairment charges of $1.4 million for acquired in-process research and development related to our 2014 Webzai acquisition during the three months ended March 31, 2016, which did not reoccur during the three months ended March 31, 2017.

Engineering and development expense for our email marketing segment increased by $1.7 million, or 20%, from $8.3 million for the three months ended March 31, 2016 to $10.0 million for the three months ended March 31, 2017. This increase was primarily related to an increase in payroll and benefits of $3.4 million, most of which was due to the full quarter of Constant Contact expense in the first quarter of 2017, partially offset by a decrease in restructuring costs of $1.6 million.
General and Administrative. General and administrative expense decreased by $1.2 million, or 3%, from $40.3 million for the three months ended March 31, 2016 to $39.1 million for the three months ended March 31, 2017. This decrease was primarily related to a $6.7 million reduction in stock-based compensation and a reduction of restructuring charges of $1.4 million, partially offset by $4.6 million in increased payroll and labor costs in our web presence segment, an increase in sales and use taxes of $2.0 million, and increased costs in our email marketing segment due to the full quarter of Constant Contact expense in the first quarter of 2017.

General and administrative expense for our web presence segment decreased by $3.9 million, or 12%, from $31.4 million for the three months ended March 31, 2016 to $27.5 million for the three months ended March 31, 2017. This decrease was primarily related to a reduction of $5.7 million in stock-based compensation, due mostly to a lower stock-based compensation charge for the performance-based restricted stock award granted to the Company’s chief executive officer, and an increase of $2.6 million in overhead costs allocated out of the web presence segment and into the email marketing segment, as the email marketing segment is included for a full quarter. These decreases were partially offset by additional payroll and labor costs of $4.6 million, and an increase in sales and use taxes of $0.8 million.

General and administrative expense for our email marketing segment increased by $2.7 million, or 30%, from $8.9 million for the three months ended March 31, 2016 to $11.6 million for the three months ended March 31, 2017. This increase was due to the full quarter of Constant Contact expense in the latter period, including the additional overhead costs allocated to this segment from the web presence segment as mentioned above, as well as to a $1.2 million increase in sales and use tax reserves. Including the $2.8 million in general and administrative expense for the 2016 pre-acquisition period, general and administrative expense for the email marketing segment decreased year over year by $0.1 million, or 1%. This decrease included a decrease in restructuring charges of $1.6 million.
Transaction Expenses. Transaction expenses decreased by $30.5 million, or 98%, from $31.1 million for the three months ended March 31, 2016 to $0.6 million for the three months ended March 31, 2017. This decrease was due to our reduction in acquisitions following the purchase of Constant Contact.
Other Income (Expense), Net

	Three Months Ended March 31,		Change
	2016	2017	Amount	%
	(dollars in thousands)
Other income (expense), net	$(18,827)	$(39,398)	$(20,571)	109%
Other expense, net increased by $20.6 million, or 109%, from $18.8 million for the three months ended March 31, 2016 to $39.4 million for the three months ended March 31, 2017. The increase was primarily due to a $8.7 million increase in interest expense, including service fees, related to our term loan facilities and 10.875% senior notes due 2024, an increase of $0.8 million in amortization of deferred financing fees, and an increase of $0.4 million of original issue discounts. This increase was also due to the fact that for the three months ended March 31, 2016, we recognized a gain of $11.4 million when we increased our ownership stake in WZ UK Ltd. from 49% to 57.5%, which required a revaluation of our existing investment to its implied fair value, whereas we had no such gain for the three months ended March 31, 2017. These increases were offset by a decrease of accretion of present value for deferred consideration of $0.6 million.
Income Tax Expense (Benefit)

	Three Months Ended March 31,		Change
	2016	2017	Amount	%
	(dollars in thousands)
Income tax expense (benefit)	$(99,902)	$5,774	$105,676	(106)%
Prior to the acquisition of Constant Contact, we maintained a valuation allowance against certain deferred tax assets. The acquisition of Constant Contact resulted in a significant increase in deferred tax liabilities, which far exceeded pre-acquisition deferred tax assets. With the significant deferred tax liabilities resulting from the Constant Contact acquisition, we scheduled out the reversal of the consolidated US deferred tax assets and liabilities as of March 31, 2016, and determined that these reversals would be sufficient to realize a significant portion of our domestic deferred tax assets that existed as of the acquisition date, and maintained our valuation allowance against those deferred tax assets that were not likely to be realized. The deferred tax liabilities supporting the realizability of these deferred tax assets in the acquisition will reverse in the same period, are in the same jurisdiction and are of the same character as the temporary differences that gave rise to these deferred tax assets. After completing the scheduling analysis, we determined that we should maintain a valuation allowance on certain acquired state tax credits and certain acquired state net operating loss carryforwards as well as maintain our valuation allowance on several legacy state net operating loss carryforwards expected to expire unused. The reversal of valuation allowances following this scheduling analysis resulted in the recording of a tax benefit of $73.6 million during the quarter ended March 31, 2016.
For the year ended December 31, 2016, we updated the scheduling of the reversal of the consolidated US deferred tax assets and liabilities. Following the acquisition, deferred tax liabilities have decreased and we have generated additional pre-tax losses. As of December 31, 2016, the scheduling of the reversal of consolidated US deferred tax assets and liabilities generated sufficient income to utilize US deferred tax assets with the exception of certain Federal credits and state net operating loss and credit carryforwards. Accordingly, the Company increased its valuation allowance by $10.0 million during the last three quarters of fiscal year 2016.
We updated the scheduling of the reversal of the consolidated US deferred tax assets and liabilities for the period ended March 31, 2017, as the deferred tax liabilities have continued to decrease and we have generated additional pre-tax losses. As of March 31, 2017, we have determined that the reversal of temporary differences will no longer generate sufficient income to utilize certain consolidated deferred tax assets in the US. Accordingly, we have recorded an increase of $14.5 million to our valuation allowance during the quarter ended March 31, 2017, which includes $3.6 million related to the different book and tax treatment of goodwill.
For the three months ended March 31, 2016 and 2017, the Company recognized a tax benefit of $99.9 million and a tax expense of $5.8 million, respectively, in the consolidated statements of operations and comprehensive loss. The income tax expense for the three months ended March 31, 2017 was primarily attributable to a federal and state deferred tax expense of $3.7 million, federal and state current income taxes of $1.4 million, and a foreign current tax expense of $0.9 million, partially offset by a foreign deferred tax benefit of $0.2 million. The income tax benefit for the three months ended March 31, 2016 was primarily attributable to a $73.6 million reversal of the valuation allowance, a federal and state deferred tax benefit of $29.0 million (which includes the identification and recognition of $7.3 million of U.S. federal research and development tax credits) and a foreign deferred tax benefit of $0.7 million, partially offset by a provision for federal and state current income taxes of $2.2 million and foreign current tax expense of $1.1 million.

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
In connection with the issuance of the Notes, we entered into a registration rights agreement with the initial purchasers of the Notes, which provides the holders of the Notes certain rights relating to registration of the Notes under the Securities Act. On January 30, 2017, the Company completed a registered exchange offer for the Notes, as required under the registration rights agreement. All of the $350.0 million aggregate principal amount of the original notes was validly tendered for exchange as part of this exchange offer. The registration rights agreement also obligated us to use reasonable efforts to cause to become effective a registration statement providing for the registration of certain secondary transactions in the Notes by Goldman, Sachs & Co. and its affiliates. This registration statement became effective on December 29, 2016.
As of March 31, 2017, we had cash and cash equivalents totaling $69.0 million and negative working capital of $344.7 million, which included the $21.0 million current portion of the first lien term loan facility and $14.7 million current portion of the incremental first lien term loan facility. In addition, we had approximately $1,986.5 million of long term indebtedness, gross of deferred financing costs, outstanding under our first lien term loan facility, which matures on November 9, 2019, and incremental first lien term loan facility due on February 9, 2023 and 10.875% Senior Notes due 2024. We also had $460.5 million of short-term and long-term deferred revenue, which is not expected to be payable in cash.
Debt Covenants
Senior Credit Facilities
The Senior Credit Facilities require that we comply with a financial covenant to maintain a maximum ratio of consolidated senior secured indebtedness to Bank Adjusted EBITDA (as defined below).
The Senior Credit Facilities contain covenants that limit our ability to, among other things, incur additional debt or issue certain preferred shares; pay dividends on or make other distributions in respect of capital stock; make other restricted payments; make certain investments; sell or transfer certain assets; create liens on certain assets to secure debt; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and enter into certain transactions with affiliates. Additionally, the Senior Credit Facilities require us to comply with certain negative covenants and specify certain events of default that could result in amounts becoming payable, in whole or in part, prior to their maturity dates. We were in compliance with all covenants at March 31, 2017.
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
Net Leverage Ratio
The Senior Credit Facilities require that we comply with a financial covenant to maintain a maximum ratio of consolidated net senior secured indebtedness on the date of determination to an adjusted consolidated EBITDA measure, which we refer to as Bank Adjusted EBITDA, for the most recently completed four quarters (which we refer to as trailing twelve months, or TTM). This net leverage ratio may not exceed 6.50 to 1.00 through December 31, 2016, 6.25 to 1.00 from March 31, 2017 through December 31, 2017, and 6.00 to 1.00 from March 31, 2018 and thereafter. As of March 31, 2017, the Company was in compliance with this covenant.

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

As of March 31, 2017, our net leverage ratio on a TTM basis was 4.50 to 1.00 and was calculated as follows:

	For the three months ended,
	June 30, 2016	September 30, 2016	December 31, 2016	March 31, 2017	TTM
	(in thousands except ratios)
Net income (loss)	$(33,430)	$(29,798)	$(32,082)	$(31,578)	$(126,888)
Interest expense	40,994	41,208	40,315	39,516	$162,033
Income tax expense (benefit)	(13,931)	(7,387)	11,362	5,774	$(4,182)
Depreciation	16,760	17,010	13,418	13,111	$60,299
Amortization of other intangible assets	37,823	37,982	37,883	34,267	$147,955
Stock-based compensation	15,024	14,806	10,049	12,924	$52,803
Integration and restructuring costs	9,627	7,652	(1,750)	5,627	$21,156
Transaction expenses and charges	978	159	27	580	$1,744
(Gain) loss of unconsolidated entities	341	5,018	4,803	—	$10,162
Impairment of long-lived assets	6,847	—	754	—	$7,601
(Gain) loss on assets, not ordinary course	—	56	(85)	—	$(29)
Legal advisory expenses	1,458	985	1,062	2,111	$5,616
Billed revenue to GAAP revenue adjustment	12,317	3,724	(4,451)	15,130	$26,720
Domain registration cost cash to GAAP adjustment	441	69	(1,005)	(2,177)	$(2,672)
Currency translation	206	209	243	16	$674
Adjustment for acquisitions on a pro forma basis*	(162)	(42)	—	—	(204)
Bank Adjusted EBITDA	$95,293	$91,651	$80,543	$95,301	$362,788
Current portion of notes payable					35,700
Current portion of capital lease obligations					5,165
Notes payable - long term					1,944,532
Original issue discounts and deferred financing costs					67,018
Less:
Unsecured notes					(350,000)
Cash					(68,970)
Certain permitted restricted cash					(773)
Net senior secured indebtedness					$1,632,672
Net leverage ratio					4.50
Maximum net leverage ratio					6.25

*
Consists of pro forma adjusted EBITDA for acquired entities on a TTM basis, as adjusted for projected cost savings arising from decisions undertaken by us on or before the acquisition date of the relevant acquisition. This adjustment is revised each fiscal quarter for new acquisitions.

Cash and Cash Equivalents
As of March 31, 2017, our cash and cash equivalents were primarily held for working capital purposes and for required principal and interest payments under our indebtedness. A majority of our cash and cash equivalents was held in operating accounts. Our cash and cash equivalents increased by $15.4 million from $53.6 million at December 31, 2016 to $69.0 million at March 31, 2017. Of the $69.0 million cash and cash equivalents we had at March 31, 2017, $15.6 million was held in foreign countries, which, due to tax and accounting reasons, we do not plan to repatriate this cash in the near future. We used cash on hand at December 31, 2016 and cash flows from operations to purchase property plant and equipment, and to make our debt payments on our term loan and incremental term loan, as described under financing below. Our future capital requirements will depend on many factors including, but not limited to acquisitions, our growth rate, expansion of sales and marketing activities, the introduction of new and enhanced products and services, market acceptance of our solutions and our gross profits and operating expenses. We believe that our current cash and cash equivalents and operating cash flows will be sufficient to meet our anticipated working capital and capital expenditure requirements, as well as our required principal and interest payments under our indebtedness, for at least the next 12 months.
The following table shows our purchases of property and equipment, principal payments on capital lease obligations, depreciation, amortization and cash flows from operating activities, investing activities and financing activities for the stated periods:

	Three Months Ended March 31,
	2016	2017
	(dollars in thousands)
Purchases of property and equipment	$(10,140)	$(9,258)
Principal payments on capital lease obligations	$(1,439)	$(2,037)
Depreciation	$13,172	$13,111
Amortization	$32,017	$37,047
Cash flows provided by operating activities	$11,772	$33,675
Cash flows used in investing activities	$(893,186)	$(9,384)
Cash flows provided by (used in) financing activities	$927,095	$(11,244)
Capital Expenditures
Our capital expenditures on the purchase of property and equipment for the three months ended March 31, 2016 and 2017 were $10.1 million and $9.3 million, respectively. The remaining balance payable on the capital leases is $5.2 million as of March 31, 2017. We expect our capital expenditures to increase over the next twelve months as we enhance our disaster recovery capabilities.
Depreciation
Our depreciation expense for the three months ended March 31, 2016 and 2017 remained relatively flat at $13.2 million to $13.1 million, respectively.
Amortization
Our amortization expense, which includes amortization of other intangible assets, amortization of deferred financing costs, amortization of net present value of deferred consideration and amortization of original issue discounts, increased by $5.0 million from $32.0 million for the three months ended March 31, 2016 to $37.0 million for the three months ended March 31, 2017. This increase is primarily related to the acquisition of Constant Contact.
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
Net cash provided by operating activities was $33.7 million for the three months ended March 31, 2017 compared with $11.8 million for the three months ended March 31, 2016. Net cash provided by operating activities for the three months ended March 31, 2016 consisted of net loss of $31.6 million, offset by non-cash charges of $66.3 million and a net change of $(1.0) million in our operating assets and liabilities. The net change in our operating assets and liabilities included an increase in deferred revenue of $15.7 million, which was $27.4 million less than in the same period in 2016. Additionally, net cash by operating activities was impacted by interest payments of $46.5 million, of which approximately $30.0 million pertained to the Notes and incremental term loan, both of which we obtained for the acquisition of Constant Contact on February 9, 2016.
Net cash provided by operating activities was $11.8 million for the three months ended March 31, 2016, consisting of net income of $14.1 million, offset by non-cash charges of $48.9 million and a net change of $46.6 million in our operating assets and liabilities. Cash provided by operating activities for the three months ended March 31, 2016 was reduced by $35.4 million of transaction costs, which we incurred primarily to acquire Constant Contact.
Investing Activities
Cash flows used in investing activities consist primarily of purchase of property and equipment, acquisition consideration payments, and changes in restricted cash balances.
During the three months ended March 31, 2017, net cash used in investing activities was $9.4 million. We used $9.0 million of cash to purchase property and equipment, net of proceeds from disposals of $0.3 million, and made a net deposit of $0.3 million of restricted cash with a payment processor.
During the three months ended March 31, 2016, net cash used in investing activities was $893.2 million. We used $881.7 million of cash, net of cash acquired, for the purchase consideration for our acquisition of Constant Contact and our acquisition of a controlling interest in WZ UK Ltd. We also used $10.1 million of cash to purchase property and equipment, net of proceeds from disposals, and to make a net deposit of $0.7 million of restricted cash with a payment processor. In addition, we paid $0.6 million for a convertible promissory note from a business that provides web and mobile management solutions, with the potential for subsequent purchases of additional convertible notes.
Financing Activities
Cash flow from financing activities consists primarily of the net change in our overall indebtedness, payment of associated financing costs, payment of deferred consideration for our acquisitions and the issuance or repurchase of equity.
During the three months ended March 31, 2017, cash flows used in financing activities was $11.2 million. We paid $8.9 million of principal payment related to our term loans, $2.0 million of principal payments related to capital lease obligations, $0.8 million paid in deferred consideration for our final payment of Mojoness, Inc., and $0.1 million of deferred financing costs. These payments were partially offset by $0.6 million of proceeds that we received from the exercise of stock options.

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

The following table reflects the reconciliation of cash flow from operations to free cash flow (“FCF”) (all data in thousands):

	Three Months Ended March 31,
	2016	2017
Cash flow from operations	$11,772	$33,675
Less:
Capital expenditures and capital lease obligations	$(11,579)	$(11,295)
Free cash flow	$193	$22,380
Free cash flow increased by $22.2 million from $0.2 million for the three months ended March 31, 2016 to $22.4 million for the three months ended March 31, 2017. This increase is primarily related to a decrease in payments of transaction expenses of $34.8 million and a favorable change in working capital, both of which are partially offset by an increase in interest paid of $29.9 million, predominately due to the incremental term loan and the Notes obtained for the acquisition of the Constant Contact acquisition.
Net Operating Loss Carry-Forwards
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
In addition, we have  $3.4 million of U.S. federal capital loss carry-forwards and $1.4 million in state capital loss carry-forwards, generally expiring through 2021. As of December 31, 2016, we had U.S. tax credit carry-forwards available to offset future U.S. federal and state taxes of approximately $20.3 million and $12.2 million, respectively. These credit carry-forwards expire on various dates through 2036.
Utilization of the NOL carry-forwards may be subject to an annual limitation due to the ownership percentage change limitations under Section 382 of the Internal Revenue Code (“Section 382 limitation”). Ownership changes can limit the amount of net operating loss and other tax attributes that a company can use each year to offset future taxable income and taxes payable. In connection with a change in control in 2011, we were subject to Section 382 limitations of $77.1 million against the balance of NOL carry-forwards generated prior to the change in control in 2011. Through December 31, 2014, we accumulated the unused amount of Section 382 limitations in excess of the amount of NOL carry-forwards that were originally subject to limitation. Therefore, these unused NOL carry-forwards are available for future use to offset taxable income. We have completed an analysis of changes in our ownership from 2011, through our IPO, to December 31, 2014. We concluded that there was not a Section 382 ownership change during this period and therefore any NOLs generated through December 31, 2014, are not subject to any new Section 382 limitations on NOL carry-forwards. On November 20, 2014, we completed a follow-on offering of 13,000,000 shares of common stock. The underwriters also exercised their overallotment option to purchase an additional 1,950,000 shares of common stock from the selling stockholders. We performed an analysis of the impact of this offering and determined that no Section 382 change in ownership had occurred.
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
As of February 9, 2016, the date of our acquisition of Constant Contact, Constant Contact had approximately $60.2 million and $32.4 million of federal and state NOLs, respectively, and approximately $10.9 million of U.S. federal research and development credits and $9.2 million of state credits.

Contractual Obligations and Commitments
There have been no significant changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K filed with the SEC on February 24, 2017.

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
Interest Rate Sensitivity
We had cash and cash equivalents of $69.0 million at March 31, 2017, the majority of which was held in operating accounts for working capital purposes and other general corporate purposes which includes payment of principal and interest under our indebtedness. As of March 31, 2017, we had approximately $980.6 million of indebtedness outstanding under our first lien term loan facility, $716.6 million outstanding under our incremental first lien term loan, $350.0 million outstanding under The Notes and $0.0 million outstanding under a revolving credit facility of $165.0 million.
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
Based on our aggregate indebtedness outstanding under our first lien term loan facility and incremental first lien term loan facility of $1,697.3 million as of March 31, 2017, a 100 basis point increase in the adjusted LIBOR rate above the LIBOR floor would result in a $17.1 million increase in our aggregate interest payments over a 12-month period, and a 100 basis point decrease at the current LIBOR rate would not result in a decrease in our interest payments.
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

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of March 31, 2017, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation of our disclosure controls and procedures as of March 31, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2017, there has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Legal Proceedings Related to the Constant Contact Acquisition
On December 11, 2015, a putative class action lawsuit relating to the Constant Contact acquisition, captioned Irfan Chawdry, Individually and On Behalf of All Others Similarly Situated v. Gail Goodman, et al. Case No. 11797, and on December 21, 2015, a putative class action lawsuit relating to the acquisition captioned David V. Myers, Individually and On Behalf of All Others Similarly Situated v. Gail Goodman, et al. Case No. 11828 (together, the Complaints) were filed in the Court of Chancery of the State of Delaware, naming Constant Contact, each of Constant Contact’s directors, Endurance and Paintbrush Acquisition Corporation as defendants. The Complaints generally alleged, among other things, that in connection with the acquisition the directors of Constant Contact breached their fiduciary duties owed to the stockholders of Constant Contact by agreeing to sell Constant Contact for purportedly inadequate consideration, engaging in a flawed sales process, omitting material information necessary for stockholders to make an informed vote, and agreeing to a number of purportedly preclusive deal protection devices. The Complaints sought, among other things, to rescind the acquisition, as well as an award of plaintiffs’ attorneys’ fees and costs in the action. The Complaints were consolidated on January 12, 2016. On December 5, 2016, plaintiff Myers filed a consolidated amended complaint (the “Amended Complaint”), naming as defendants the former Constant Contact directors and Morgan Stanley & Co. LLC (“Morgan Stanley”), Constant Contact’s financial advisor for the acquisition. The Amended Complaint generally alleges breach of fiduciary duty by the former directors, and aiding and abetting the alleged breach by Morgan Stanley. The Constant Contact defendants filed a motion to dismiss the Amended Complaint on December 15, 2016 and an opening brief in support of the motion to dismiss on March 17, 2017. The defendants believe the claims asserted in the Amended Complaint are without merit and intend to defend against them vigorously.
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

•	our ability to cost-effectively attract and retain subscribers, particularly subscribers with high long-term revenue potential;

•	our ability to increase revenue from our existing subscribers;

•	competition in the market for our products and services, as well as competition for referral and advertising sources;

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

•
changes in legislation or changes to interpretations of existing legislation and regulations by governmental authorities, including changes that affect our collection of sales and use taxes or changes to our business that subject us to taxation in additional jurisdictions;

•
changes in regulation or to regulatory bodies, such as the Internet Corporation for Assigned Names and Numbers, or ICANN, and U.S. and international regulations governing email marketing and privacy, that could affect our business and our industry, or costs of or our failure to comply with applicable regulations;

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

•
difficulties in managing multiple platforms or in integrating technologies, products and employees from companies we have acquired or may acquire in the future, or in migrating acquired subscribers from an acquired company’s platforms to our platforms, any of which may result in subscriber dissatisfaction, an increase in subscriber churn, challenges and delays in rolling out new products to our customer base, difficulties cross-selling products and services to subscribers, and our failure to realize the anticipated benefits from our acquisitions.

 Our financial results for 2016 were below our initial expectations as of the beginning of that year due to several factors, including higher than expected subscriber acquisition costs and subscriber churn associated with new gateway products, relatively flat growth in our core hosting business, and competitive pressures. It is possible that in one or more future periods, due to any of the factors listed above, a combination of those factors or other reasons, our operating results may again fall below our expectations and the expectations of research analysts and investors. In that event, our stock price could decline substantially.
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

•
our inability to offer solutions that are adequately integrated and customizable to meet the needs of our subscriber base, including due to our failure to adequately improve our technology platforms, efficiently introduce new products, or successfully integrate acquired companies;

•
difficulties or delays in our plans to increase the cross-selling of products across our brands due to challenges with billing, engineering or the fact that not all of our brands operate from the same control panel or other systems;

•
increased competition in the SMB market, including greater marketing efforts or investments by our competitors in advertising and promoting their brands, and the inability of our subscribers to differentiate our solutions from those of our competitors or our inability to effectively communicate such distinctions;

•	subscriber dissatisfaction causing our existing subscribers to cancel their subscriptions or stop referring prospective subscribers to us;

•	increases in our subscriber churn rates or our failure to convert subscribers from introductory, discounted products to full priced solutions;

•	perceived or actual security, integrity, reliability, quality or compatibility problems with our solutions, including related to unscheduled downtime, outages or network security breaches;

•
our inability to maintain awareness of our brands, including due to fragmentation of our marketing efforts due to our historical approach of maintaining a portfolio of multiple brands rather than focusing our resources on a single brand or a few brands;

•
our inability to provide a consistent user experience, timely and consistent product upgrade schedules and efficient roll-outs of new product offerings for all of our subscribers due to the fact that not all of our brands, products, or services operate from the same control panel or other systems;

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
In 2015, our total subscriber base increased. In 2016, excluding the effect of acquisitions and adjustments, our total subscriber base was essentially flat, and we expect that our total subscriber base will decrease in 2017. The factors contributing to the decrease in our subscriber base are are discussed in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations”. If we are not successful in addressing these factors, including by improving subscriber satisfaction and retention, we may not be able to return to or maintain positive subscriber growth in the future, which could have a material adverse effect on our business and financial results.
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
In 2017, we expect to invest in upgrading our product, customer support and user experience, developing new product packages and pricing options, increasing cross-selling products across brands, and building greater brand awareness for certain of our brands. We are planning to increase our marketing expenditures on certain of our brands, including our website builder product and certain key hosting brands, during the second half of 2017, after we have made additional progress on our product, customer support and user experience initiatives. If we encounter delays, difficulties or unanticipated costs related to these initiatives, or if we abandon them due to poor results or shifting priorities, we may not be able to increase our marketing expenditures as planned, which could negatively impact our ability to attract new subscribers and grow revenues and therefore have a material adverse effect our financial results. Even if these investments are ultimately successful, we must recognize the costs of the investments earlier than we may be able to recognize the anticipated benefits, which may continue to adversely affect our financial results.
We face significant competition for our solutions in the SMB market, which we expect will continue to intensify. As a result of such competitive pressures, we may not be able to maintain or improve our competitive position or market share.
The SMB market for cloud-based technologies and online marketing tools is highly competitive and constantly evolving. We expect competition to increase from existing competitors, who are also expanding the variety of solution-based services that they offer to SMBs, as well as potential new market entrants and competitors that may form strategic alliances with other competitors. Some of our competitors have greater resources, more brand recognition and consumer awareness, more diversified product offerings, greater international scope or larger subscriber bases than we do, or may partner with large Internet companies that can offer these resources. As a result, we may not be able to compete successfully against them. We believe we have lost ground in recent years to competitors who have invested greater resources than we have in brand awareness and in research and development. If these companies continue to devote greater resources to the development, promotion and sale of their brands, products and services, if the brands, products and services offered by these companies are more attractive to or better meet the evolving needs of SMBs, or if these companies respond more quickly to changing technologies, greater numbers of SMBs may choose to use these competitors for creating an online presence and as a general platform for running online business operations.
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
In addition, in an attempt to gain market share, competitors may offer more aggressive price discounts or alternative pricing models, such as so-called “freemium” pricing in which a basic offering is provided for free with advanced features provided for a fee, on the services they offer, bundle several services at reduced prices, or increase commissions paid to their referral sources. These pricing pressures may require us to match these discounts and commissions in order to remain competitive, which would reduce our margins or cause us to fail to attract new subscribers that decide to purchase the discounted service offerings of our competitors. For example, our India domains business has been impacted in recent periods because we match heavily discounted domain and other offerings from competitors in that market. As a result of these factors, it is difficult to predict whether we will be able to maintain our average selling prices, pricing models and commissions paid to our referral sources. If we reduce our selling prices, alter our pricing models or increase commissions paid to our referral sources, it may become increasingly difficult for us to compete successfully, our profitability may be harmed and our operating results could be adversely affected.
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
Our ability to compete successfully depends on our ability to offer products and services that enable our diverse base of subscribers to establish, manage and grow their businesses. Our web presence and commerce offerings are predicated on the assumption that an online presence is, and will continue to be, an important factor in our subscribers’ abilities to establish, expand, manage and monetize their businesses quickly, easily and affordably. If we are incorrect in this assumption, for example due to the introduction of a new technology or industry standard (or evolution of existing technology such as social media or mobile messaging and “conversational commerce” applications such as WeChat) that supersedes the importance of an online presence or renders our existing or future solutions obsolete, then our ability to retain existing subscribers and attract new subscribers could be adversely affected, which could harm our ability to generate revenue and meet our financial targets.
The future success of our email marketing product depends on the continued and widespread adoption of email as a primary means of communication. Security problems such as “viruses,” “worms” and other malicious programs, reliability issues arising from outages and damage to the Internet infrastructure, or publicity about leaked emails of high-profile users could create the perception that email is not a safe and reliable means of communication. Use of email by businesses and consumers also depends on the ability of email providers to prevent unsolicited bulk email, or “spam,” from overwhelming consumers’ inboxes. If security problems become widespread or frequent or if email providers cannot effectively control spam, the use of email as a means of communication may decline as consumers find alternative ways to communicate. We could also be harmed if, in an attempt to limit unsolicited email, email providers restrict or limit emails sent by our customers using our email marketing product, including by categorizing these emails as "promotional" and directing these emails to an alternate or "tabbed" section of the recipient's inbox. In addition, if alternative communications tools, such as social media, text messaging or services like WeChat, gain widespread acceptance, the need for email may decrease. Any of these events could materially increase our expenses or reduce demand for our email marketing product and harm our business.
Our business and operations have become increasingly complex over the past several years due to acquisitions and organizational change. If we fail to manage complexity and change effectively, we may be unable to maintain compliance with applicable laws and regulations, effectively control costs, efficiently introduce new products or product upgrades, or produce accurate financial statements and other disclosures on a timely basis.
As a result of acquisitions and internal growth, we increased our revenue from $629.8 million in the year ended December 31, 2014 to $741.3 million in the year ended December 31, 2015 to $1.1 billion in the year ended December 31, 2016. During this time period, we completed numerous acquisitions, including the acquisition of the Directi web presence business in January 2014, which significantly expanded our international operations, and the acquisition of Constant Contact in February 2016.
Growth, complexity due to multiple acquisitions, and organizational change has placed, and will continue to place, a significant strain on our managerial, engineering, platform, network operations and security, sales and support, marketing, legal, compliance, finance and other resources. In particular, these factors have placed, and will continue to place, a significant strain on our ability to maintain effective internal financial and accounting controls and procedures, assess and implement compliance with applicable law and regulations, and efficiently roll out new products and product upgrades. Due to our history of acquisitions, we offer our products and services through numerous brands that operate from different control panels, billing systems and other systems. As a result, compliance assessments, compliance-related changes, and roll-outs of new products and product upgrades generally need to be implemented more than once. This level of complexity has sometimes resulted and may continue to result in additional compliance costs and risks and inefficiencies and delays in product roll-outs. In particular, as a result of our acquisitions, we have acquired multiple billing systems, many of which remain separate systems. Any delays or other challenges associated with having multiple separate billing systems or with attempts to integrate those billing systems could lead to inaccurate disclosure, which could prevent us from producing accurate financial statements on a timely basis and harm our operating results, our ability to operate our business and our investors’ view of us.
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
Our growing complexity over the past several years due to acquisitions and internal growth has put additional demands on the security, scale and flexibility of our infrastructure and information technology systems, and the increase in the number of payment transactions that we process for our subscribers has increased the amount of customer data that we store. Any loss of data or disruption in our ability to provide our product offerings due to disruptions to, or the inflexibility or lack of scale of, our infrastructure or information technology systems could harm our business or our reputation.
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

•
compliance by our employees, business partners and other agents with the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, economic sanction laws and regulations, including those administered by the U.S. Treasury Department’s Office of Foreign Assets Control, or OFAC, export controls including the U.S. Commerce Department’s Export Administration Regulations and other U.S., non-U.S. and local laws and regulations regarding international and multi-national business operations;

•
potentially adverse tax consequences, including the complexities of foreign value added tax (or sales, use or other tax) systems, our inadvertent failure to comply with all relevant foreign tax rules and regulations due to our lack of familiarity with the jurisdiction’s tax laws, and restrictions and withholdings on the repatriation of earnings;

•
uncertain political, regulatory and economic climates, which could result in unpredictable or frequent changes in applicable regulations or in the general business environment that could negatively impact us; and

•	reduced or varied protection for intellectual property rights in some countries.

These factors have caused our international costs of doing business to exceed our comparable domestic costs. A negative impact from our international business efforts could adversely affect our business, operating results and financial condition as a whole.
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
We must be able to maintain and operate our applications and systems without interruption. Since our ability to retain and attract subscribers depends on the performance, reliability and availability of our services, as well as in the delivery of our products and services to subscribers, even minor interruptions in our service or losses of data could harm our reputation, particularly if they frequently reoccur. Our applications, network, systems, equipment, power supplies, customer support centers and data centers are subject to various points of failure, including:

•	human error or accidents;

•	power loss;

•	equipment failure;

•	Internet connectivity downtime;

•
improper building maintenance of the buildings in which our data centers are located, either by us in the case of the data center facility we own or by our landlords in the case of our co-located data center facilities;

•	physical or electronic security breaches (see also “-Security and privacy breaches may harm our business”);

•	computer viruses;

•	fire, hurricane, flood, earthquake, tornado and other natural disasters;

•	water damage;

•	terrorism;

•	intentional bad acts, such as sabotage and vandalism;

•	pandemics; and

•	failure by us or our vendors to provide adequate service to our equipment.
We have experienced system failures, delays and periodic interruptions in service, or outages, due to factors including power and network equipment failures; storage system failures; power outages; and network configuration failures. In addition, because platforms are complex, we have experienced outages in the course of ongoing maintenance or when new versions, enhancements and updates to applications, software or systems are released by us or third parties. For instance, in December 2016, in the course of a network core upgrade at our Provo data center, a configuration adjustment involving third party equipment resulted in an outage of approximately 16 hours that caused a loss of service to all VPS and dedicated hosting subscribers and some shared hosting subscribers of Bluehost, HostGator and certain other brands. The outage prevented us from processing new signups and affected our internal support and phone systems, impairing our ability to communicate with subscribers during its duration. We will likely experience future outages that disrupt the operation of our solutions and harm our business due to factors such as these or other factors, including the accidental or intentional actions of Internet users, current and former employees and others; cooling equipment failures; other computer failures; or other factors not currently known to us or that we consider immaterial.
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
If we are unable to achieve or maintain a high level of subscriber satisfaction, demand for our solutions could suffer.
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
Security and privacy incidents or fraud may harm our business.
We collect, handle, store and transmit large amounts of sensitive, confidential, personal and proprietary information, including payment card information. Any physical or electronic security breach, virus, accident, employee error, criminal activity or malfeasance, fraudulent service plan or product order, impersonation scam perpetrated against us, security events impacting our third party service providers, intentional misconduct by cyber criminals or similar intrusion, breach or disruption could result in unauthorized access to, usage or disclosure of, or loss of, confidential information, damage to our platforms, and interruptions, delays or cessation of service to our subscribers, each of which may cause damage to our reputation and result in increased security costs, litigation, regulatory investigations or other liabilities. We have experienced security events such as these in the past and expect they will continue in the future. To date, none of these events have had a material effect on us, but we may experience larger and more serious incidents in the future. The risk that these types of events could seriously harm our business is likely to increase as we expand the number of technology solutions and services that we offer and expand our operations in foreign countries. In addition, we have acquired many other companies and businesses in the past and may continue to do so from time to time in the future, which may increase our risk of security or privacy breaches, including if we encounter challenges in the subscriber migration or integration process, or if we do not successfully identify security and privacy vulnerabilities through the due diligence we conduct on acquisition targets.
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
We could also incur significant fines or lose our ability to process payments using credit cards if we fail to follow payment card industry data security standards, or PCI DSS, even if there is no compromise of subscriber information. During the course of compliance reviews during 2016, we discovered control gaps in our current adherence to the PCI DSS 3.2 standard within our web presence segment. As a normal part of our compliance programs, we are engaged with the appropriate financial partners, and are currently working on agreed-upon remediation plans to achieve compliance in timeframes acceptable to them. If we are unable to complete the remediation process within the timeframes we have agreed upon with these parties, we may incur financial penalties, our payment networks may increase the processing fees they charge to us, or we may lose our ability to process credit cards, any of which could have a material adverse effect on our financial results. In addition, we may have difficulty negotiating competitive rates with payment networks for as long as the control gaps remain.
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
In addition, we could be liable if there is a breach of the credit card or other payment information we store. Online commerce and communications depend on the secure transmission of confidential information over public networks. We rely on encryption and authentication technology that we have developed internally, as well as technology that we license from third parties, to provide security and authentication for the transmission of confidential information, including subscriber credit card numbers. However, we cannot ensure that this technology can prevent breaches of the systems that we use to protect subscriber credit card data. Although we maintain network security insurance, we cannot be certain that our coverage will cover, in whole or in part, liabilities actually incurred or that insurance will continue to be available to us on reasonable terms, or at all. In addition, some of our third-party partners also collect information from transactions with our customers, and we may be subject to litigation or our reputation may be harmed if our partners fail to protect our subscribers’ information or if they use it in a manner that is inconsistent with our practices.
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

•
reliance on third parties for transition services prior to subscriber migration or difficulties in supporting and migrating acquired subscribers, if any, to our platforms, causing potential loss of such subscribers, unanticipated costs and damage to our reputation;

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

A key purpose of many of our smaller acquisitions, typically acquisitions of small hosting companies, has been to achieve subscriber growth, cost synergies and economies of scale by migrating customers of these companies to our platforms. However, for several of our most recent acquisitions of this type, migrations to our platforms have taken longer and been more disruptive to subscribers than we anticipated. If we are unable to improve upon our recent migration efforts and continue to experience unanticipated delays and subscriber disruption from migrations, we may not be able to achieve the expected benefits from these types of acquisitions.
During 2016, we recorded several impairment charges resulting in losses totaling $7.1 million related to our Webzai and AppMachine acquisitions, due to changing product development priorities and our revised expectations about the future expected cash flows from certain technology and capitalized software associated with these acquisitions. In addition, in the fourth quarter of 2016, we recorded an impairment charge resulting in a loss of $4.7 million related to our investment in Fortifico Limited, a company providing a billing, customer relationship management, and affiliate management solution. It is possible that we will incur additional impairment charges in the future related to our minority investments, joint ventures or acquisitions.
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
We have made and expect to continue to make significant expenditures to develop and expand our business. Increases in revenue and number of subscribers that we have experienced historically may not be sustainable, and our revenue may be insufficient to achieve or maintain profitability. As further discussed in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations”, our total subscriber base decreased during the twelve months ended March 31, 2017, and revenue in our web presence segment declined slightly year over year. If we are not successful in addressing the factors that have contributed to these developments, we may not be able to either return to prior levels of subscriber and revenue growth or maintain current subscriber and revenue levels, which could result in a material adverse effect on our business and financial results. We may incur significant losses in the future for these or a number of other reasons, including interest expense related to our substantial indebtedness, and the other risks described in this report, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events.
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

Our success depends in part on our strategic relationships and partnerships or other alliances with third parties on which we rely to acquire subscribers and to offer solutions to our subscribers and from which we license intellectual property to develop our own solutions.
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
We also have relationships with product partners whose solutions, including shopping carts and security tools, we offer to our subscribers. We may be unable to continue our relationship with any of these partners if, for example, they decline to continue to work with us or are acquired by third parties. In such an event, we may not be able to continue to offer these third-party tools to our subscribers or we may be forced to find an alternative that may be inferior to the solution that we had previously offered, which could harm our business and our operating results.
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
We currently serve most of our subscribers from five data center facilities located in Massachusetts (three), Texas, and Utah. We own the Utah data center and occupy the remaining data centers pursuant to co-location service agreements with third-party data center facilities which have built and maintain the co-located data centers for us and other parties. Although we own the servers in these data centers and engineer and architect the systems upon which our platforms run, we do not control the operation of the facilities we do not own.

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

We are currently undergoing a period of significant management transition, which could be disruptive to our business.

Over the course of March and April 2017, we announced three senior executive officer transitions:

•
On April 17, 2017, we announced that our board of directors and our chief executive officer Hari Ravichandran adopted a CEO transition plan whereby Mr. Ravichandran will remain CEO and serve as a board member while we conduct a search to identify his successor. Given the significant expansion of our business in recent years, the substantial focus on free cash flow generation and risk management, and the previously disclosed SEC investigation regarding non-GAAP metrics, the Board decided, and Mr. Ravichandran agreed, to accelerate CEO succession planning.

•
On April 3, 2017, Kenneth Surdan informed us of his intention to resign from his position as our chief product officer. The effective date of Mr. Surdan’s resignation has not been determined yet, but is expected to be in July 2017.

•	On March 1, 2017, Ronald LaSalvia resigned as our president and chief operating officer and transitioned to a senior leadership role within our web presence segment.

Due to these transitions, we are currently conducting a search for a chief executive officer, an executive vice president, technology, and a chief operating officer. We are also continuing our ongoing search for a chief information officer.

Because Mr. Ravichandran is expected to remain CEO until his successor is found, Mr. Surdan is expected to remain with us through July, and Mr. LaSalvia is expected to remain with the company in a different position, we believe we are well positioned to achieve a smooth transition. However, these management changes nevertheless have the potential to disrupt our operations for a number of reasons, including: diversion of efforts of our remaining executive management team towards managing the transition; insufficient management resources to drive key business initiatives forward; deterioration of morale and potential departures among employees who worked closely with the transitioning executives; difficulty attracting new employees due to the impression of instability that the transitions may create; and potential disputes with the transitioning executives over non-disclosure, non-competition and/or non-solicitation covenants.

These changes also increase our dependency on the members of the senior executive team who are remaining with us. These individuals are not contractually obligated to remain employed by us and may leave at any time. Such a departure could be particularly disruptive in light of the other management transitions we are currently undergoing. In addition, the loss of any of these individuals could significantly delay, prevent the achievement of or make it more difficult for us to pursue and execute on our business objectives, and could have an adverse effect on our business, financial condition and operating results.

We also expect to incur costs related to these management changes, including severance payments to Messrs. Ravichandran and Surdan, and recruitment costs, including sign-on bonuses, equity awards and potential relocation payments, related to the hiring of the new executives.

Our growth will be adversely affected if we cannot continue to successfully retain, hire, train and manage our key employees, particularly engineering, development and other technical employees, who are often in high demand.
Our ability to successfully pursue our growth strategy will depend on our ability to attract, retain and motivate key employees across our business. In particular, we are dependent on our platform and software engineers. Our engineering, development and technology teams have undergone several management transitions and a significant amount of organizational change in recent years. As a recent example, Ken Surdan, our chief product officer, informed us in March of his intention to resign after a transition period which is expected to end in July 2017. These frequent transitions, combined with high demand from other technology companies for skilled engineering and technical employees, is likely to make it challenging to retain these employees or hire replacements if they leave. Difficulties retaining, hiring or motivating these employees may jeopardize our engineering, development initiatives, some of which are integral to achieving our financial and operational goals for 2017, and could impact our ability to effectively maintain and upgrade our platforms and remain competitive.
We also depend upon employees who manage our sales and service employees, and, as we grow internationally, those employees managing our operations outside of the United States. We face intense competition for employees from numerous technology, software and manufacturing companies, and we cannot ensure that we will be able to attract, integrate or retain additional qualified employees in the future or at compensation levels consistent with our existing compensation and salary structure. In particular, candidates making employment decisions, particularly in high-technology industries, often consider the value of any equity they may receive in connection with their employment. As a result, any significant volatility in the market price of our common stock or concerns by potential employees about the performance of our stock may adversely affect our ability to attract or retain highly skilled engineers and marketing personnel. In addition, the recent transitions in our senior management team could create an impression of instability and make it more difficult and expensive for us to attract and hire qualified employees.
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
The U.S. Federal Trade Commission, or FTC, and various state and local governments and agencies regularly use their authority under laws prohibiting unfair and deceptive marketing and trade practices to investigate and penalize companies for practices related to the collection, use, handling, disclosure, and security of personal data of U.S. consumers. In addition, in connection with the marketing, telemarketing or advertisement of our products and services by us or our affiliates, we could be the target of claims relating to false, deceptive or noncompliant advertising or marketing practices, including under the auspices of the FTC and state consumer protection statutes.
In the European Union, or EU, and in other jurisdictions outside of the United States, we could be the target of similar claims under consumer protection laws, regulation of cloud services, ecommerce and distance selling regulation, advertising regulation, unfair competition rules or similar legislation. Online digital services may be subject to increased scrutiny in the near future given their rapid growth in recent years. For example, beginning in December 1, 2015, the UK Competition and Markets Authority, or the CMA, conducted a review of compliance with UK consumer protection laws in the cloud storage sector. As part of that effort, the CMA contacted a number of cloud storage companies, including our UK subsidiary, JDI Backup Ltd, or JDI, requesting that information be provided on a voluntary basis. JDI provided the CMA with the requested information and has changed its terms of service and disclosures to comply with undertakings it gave to the CMA.
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
We rely on third parties to carry out a number of services for us, including processing personal data on our behalf, and while we enter into contractual arrangements to help ensure that they only process such data according to our instructions and have sufficient security measures in place, any security breach or non-compliance with our contractual terms or breach of applicable law by such third parties could result in governmental enforcement actions, litigation, fines and penalties or adverse publicity and could cause our subscribers to lose trust in us, which could have an adverse impact on our reputation and business.
New laws, regulations or standards or new interpretations of existing laws, regulations or standards, including those in the areas of data security, data privacy, consumer protection and regulation of email providers, could require us to incur additional costs and restrict our business operations. In addition, there is a risk that we could be held subject to legislation in countries where we reasonably thought the laws did not apply to us. Failure by us to comply with applicable requirements may result in governmental enforcement actions, litigation, fines and penalties or adverse publicity, which could have an adverse effect on our reputation and business.
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
Although we take precautions and have implemented, and continue to seek to enhance, compliance measures to prevent transactions with U.S. sanction targets, from time to time we have identified, and we expect to continue to identify, instances of non-compliance with these laws, rules and regulations and transactions which we are required to block and report to OFAC. In addition, as a result of our acquisition activities, we have acquired, and we may acquire in the future, companies for which we could face potential liability or penalties for violations if they have not implemented sufficient compliance measures to prevent transactions with targets of U.S. and other applicable sanctions laws. Our failure to comply with these laws, rules and regulations could result in negative consequences to us, including government investigations, penalties and reputational harm.
Changes in our solutions or changes in export and import regulations may create delays in the introduction and sale of our solutions in international markets, prevent our subscribers with international operations from deploying our solutions or, in some cases, prevent the export or import of our solutions to certain countries, governments or persons altogether. Any limitations or prohibitions on, or delays affecting, our ability to export or sell our solutions could adversely affect our business, financial condition and operating results.
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
We now have, and expect to continue to have, significant indebtedness that could result in a material and adverse effect on our business. As of March 31, 2017, we had approximately $2.0 billion of aggregate indebtedness, net of original issue discounts of $25.0 million and deferred financing costs of $42.0 million. Under our first lien term loan facility and our incremental first lien term loan facility entered into in connection with the acquisition of Constant Contact, we are required to repay approximately $5.3 million and $3.7 million, respectively, of principal at the end of each quarter and are required to pay accrued interest upon the maturity of each interest accrual period, which was $16.2 million and $11.0 million, respectively, for the three months ended March 31, 2017. We estimate that our interest payments on our first lien term loan facility and our incremental first lien term loan facility will be approximately $16.4 million and $11.2 million, respectively, for each remaining quarter in 2017. The interest accrual periods under our first lien term loan, incremental first lien term loan and revolving credit facility (which we refer to collectively as our Senior Credit Facilities) are typically three months in duration, except for LIBOR based revolver loans, which are generally one month in duration. The actual amounts of our debt servicing payments vary based on the amounts of indebtedness outstanding, whether we borrow on a LIBOR or base rate basis, the applicable interest accrual periods and the applicable interest rates, which vary based on prescribed formulas. We are also required to pay accrued interest on the Notes on a semi-annual basis. We paid approximately $19.0 million of interest on the Notes during the first quarter of 2017, and estimate that our remaining interest payments on the Notes for 2017 will be $19.0 million and will take place in the third quarter.
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
Our Senior Credit Facilities and the Notes require compliance with a set of financial and non-financial covenants. These covenants contain numerous restrictions on our ability to, among other things:

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
Furthermore, if EIG Investors’ cash flows and capital resources are insufficient to fund its debt service obligations, we may be forced to reduce or delay investments and capital expenditures, seek additional capital, restructure or refinance EIG Investors’ or our indebtedness, or sell assets. We may not be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all, which would limit EIG Investors’ ability to meet its scheduled debt service obligations (including in respect of the Senior Credit Facilities or the Notes). Our ability to restructure or refinance debt will depend on the condition of the capital markets and the financial condition of EIG Investors and us at the time. Any refinancing of EIG Investors’ debt could be at higher interest rates and may require EIG Investors to comply with more onerous covenants, which could further restrict our business operations. The Senior Credit Facilities and the indenture governing the Notes will restrict our ability to use the proceeds from asset sales. We may not be able to consummate those asset sales to raise capital or sell assets at prices that we believe are fair, and any proceeds that we receive may not be adequate to meet any debt service obligations then due. In addition, any failure to make payments of interest and principal on EIG Investors’ outstanding indebtedness on a timely basis could result in an event of default that would trigger acceleration of our indebtedness and would likely result in a reduction of EIG Investors' credit rating, which could harm our ability to incur additional indebtedness.
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
A substantial portion of our issued and outstanding common stock can be traded without restriction at any time, and the remaining shares of our issued and outstanding common stock can be sold subject to volume limitations and other requirements applicable to affiliate sales under the federal securities laws. As such, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. In addition, we have registered 38,000,000 shares of common stock that have been issued or reserved for future issuance under our Amended and Restated

2013 Stock Incentive Plan and 14,346,830 shares of common stock that have been issued or reserved for future issuance under our Constant Contact, Inc. Second Amended and Restated 2011 Stock Incentive Plan. Of these shares, as of March 31, 2017, a total of 22,796,479 shares of our common stock are subject to outstanding options, restricted stock units and restricted stock awards, of which 8,867,993 shares are exercisable or have vested. The exercise of these options or the vesting of restricted stock units and shares of restricted stock and the subsequent sale of the common stock underlying such options or upon the vesting of such restricted stock units and restricted stock awards could cause a decline in our stock price. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. We cannot predict the size of future issuances or the effect, if any, that any future issuances may have on the market price for our common stock.
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
As of March 31, 2017, our directors, executive officers and their affiliates beneficially own, in the aggregate, 58.2% of our issued and outstanding common stock. Specifically, investment funds and entities affiliated with Warburg Pincus own, in the aggregate, 36.9% of our issued and outstanding common stock, and investment funds and entities affiliated with Goldman Sachs own, in the aggregate, approximately 10.8% of our issued and outstanding common stock. As a result, these stockholders, if they act together, could have significant influence over the outcome of matters submitted to our stockholders for approval. Our stockholders’ agreement contains agreements among the parties with respect to certain matters, including the election of directors, and certain restrictions on our ability to effect specified corporate transactions. If these stockholders were to act together, they could have significant influence over the management and affairs of our company. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock. In particular, the significant ownership interest of investment funds and entities affiliated with Warburg Pincus and Goldman Sachs in our common stock could adversely affect investors’ perceptions of our corporate governance practices.
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
We are required to comply with laws and regulations applicable to public companies, including by maintaining adequate internal financial and accounting controls and procedures so that we can produce accurate financial statements on a timely basis. Failure to maintain proper and effective internal controls could impair our ability to produce accurate and timely financial statements, which could harm our operating results, our ability to operate our business, and our investors’ view of us.
As a public company, we are subject to the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The NASDAQ Global Select Market and other applicable securities rules and regulations that impose various requirements on public companies. We need to devote a substantial amount of time and funds (including legal and accounting expenses) to comply with these requirements.
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
At the time of the events described below, SAMIH and its affiliates may have been deemed to be under common control with us, but this statement is not meant to be an admission that common control existed or exists. The disclosure below relates solely to activities conducted by SAMIH and its affiliates. The disclosure does not relate to any activities conducted by us or by WP LLC and does not involve our management or WP LLC’s management. Neither we nor WP LLC has had any involvement in or control over the disclosed activities of SAMIH or its affiliates, and neither we nor WP LLC has independently verified or participated in the preparation of the disclosure. Neither we nor WP LLC is representing as to the accuracy or completeness of the disclosure, nor do we or WP LLC undertake any obligation to correct or update this information.
We understand that SAMIH’s affiliates intend to disclose in their next annual or quarterly report that Santander UK plc, or Santander UK, holds two savings accounts and one current account for two customers resident in the United Kingdom who are currently designated by the United States under the Specially Designated Global Terrorist, or SDGT, sanctions program. Revenues and profits generated by Santander UK on these accounts in the first quarter of 2017 were negligible relative to the overall revenues and profits of Banco Santander SA.
We also understand that SAMIH’s affiliates intend to disclose in their next annual or quarterly report that Santander UK holds two frozen current accounts for two UK nationals who are designated by the United States under the SDGT sanctions program. The accounts held by each customer have been frozen since their designation and have remained frozen through the first quarter of 2017. The accounts are in arrears (£1,844.73 in debit combined) and are currently being managed by the Santander UK Collections & Recoveries department. No revenues or profits were generated by Santander UK on this account in the first quarter of 2017.
ITEM 6. EXHIBITS
See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDURANCE INTERNATIONAL GROUP HOLDINGS, INC.

Date: May 9, 2017	By:	/s/ Marc Montagner
Marc Montagner
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number
2.1*	Agreement and Plan of Merger, dated October 30, 2015, by and among Constant Contact, Inc., the Registrant, and Paintbrush Acquisition Corporation	8-K	001-36131	November 2, 2015	2.1
3.1	Restated Certificate of Incorporation of the Registrant	S-1/A	333-191061	October 23, 2013	3.3
3.2	Amended and Restated By-Laws of the Registrant	8-K	001-36131	January 30, 2017	3.1
4.1	Specimen certificate evidencing shares of common stock of the Registrant	S-1/A	333-191061	October 8, 2013	4.1
4.2	Second Amended and Restated Registration Rights Agreement, dated as of October 24, 2013, by and among the Registrant and the other parties thereto	10-Q	001-36131	November 7, 2014	4.2
4.3	Stockholders Agreement, dated as of October 24, 2013, by and among the Registrant and certain holders of the Registrant’s common stock	10-Q	001-36131	November 7, 2014	4.3
4.4	Indenture (including form of Note), dated as of February 9, 2016, among EIG Investors Corp., the Registrant, the Endurance Guarantors party thereto and Wilmington Trust, National Association, as trustee	8-K	001-36131	February 10, 2016	4.1
4.5	Exchange and Registration Rights Agreement, dated as of February 9, 2016, among EIG Investors Corp., the Registrant, the Endurance Guarantors party thereto, Goldman, Sachs & Co., Credit Suisse Securities (USA) LLC and Jefferies LLC	10-Q	001-36131	May 9, 2016	4.6
10.1#	Form of Restricted Stock Unit Agreement under the 2013 Stock Incentive Plan (3 year vesting)					X
10.2#	Form of Restricted Stock Unit Agreement under the 2013 Stock Incentive Plan (2 year vesting)					X
10.3#	Form of Director Restricted Stock Unit Agreement under the 2013 Stock Incentive Plan					X
10.4#	Form of Restricted Stock Unit Agreement (double trigger, 3 year vesting) under the 2011 Stock Incentive Plan					X
10.5#	Employment Agreement, dated as of March 22, 2017, by and between the Registrant and Ronald LaSalvia					X
10.6#	Employment Agreement, dated as of March 27, 2017, by and between the Registrant and John Orlando					X
10.7	Fifth Amendment to Lease, dated as of January 26, 2017, by and between Burlington Centre Owner LLC and The Endurance International Group, Inc.					X
10.8+
Office Lease, dated January 30, 2015, by and between Papago Buttes Corporate, LLC and The Endurance International Group, Inc., as amended by the First Amendment to Lease dated August 23, 2016 and the Second Amendment to Lease dated January 15, 2017
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

#	Management contract or any compensation plan, contract or agreement.

+	Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.