Form 10-Q
period 2017-06-30
Endurance International Group Holdings, Inc.
filed 2017-08-04
CIK 1237746

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 1, 2017, there were 143,117,504 shares of the issuer’s common stock, $0.0001 par value per share, outstanding.

Endurance International Group Holdings, Inc.
Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	December 31, 2016	June 30, 2017
Assets
Current assets:
Cash and cash equivalents	$53,596	$81,409
Restricted cash	3,302	3,401
Accounts receivable	13,088	11,664
Prepaid domain name registry fees	55,444	56,710
Prepaid expenses and other current assets	28,678	28,844
Total current assets	154,108	182,028
Property and equipment—net	95,272	94,625
Goodwill	1,859,909	1,861,608
Other intangible assets—net	612,057	544,990
Deferred financing costs	4,932	4,089
Investments	15,857	15,846
Prepaid domain name registry fees, net of current portion	10,429	10,789
Other assets	3,710	2,504
Total assets	$2,756,274	$2,716,479
Liabilities, redeemable non-controlling interest and stockholders’ equity
Current liabilities:
Accounts payable	$16,074	$12,841
Accrued expenses	67,722	75,088
Accrued interest	27,246	20,088
Deferred revenue	355,190	369,825
Current portion of notes payable	35,700	33,945
Current portion of capital lease obligations	6,690	4,481
Deferred consideration—short term	5,273	4,250
Other current liabilities	2,890	2,947
Total current liabilities	516,785	523,465
Long-term deferred revenue	89,200	91,256
Notes payable—long term, net of original issue discounts of $25,853 and $27,939 and deferred financing costs of $43,342 and $40,622, respectively	1,951,280	1,936,258
Capital lease obligations—long term	512	1,537
Deferred tax liability	39,943	44,060
Deferred consideration—long term	7,444	3,437
Other liabilities	8,974	9,862
Total liabilities	2,614,138	2,609,875
Redeemable non-controlling interest	17,753	25,000
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred Stock—par value $0.0001; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock—par value $0.0001; 500,000,000 shares authorized; 134,793,857 and 137,503,270 shares issued at December 31, 2016 and June 30, 2017, respectively; 134,793,857 and 137,503,270 outstanding at December 31, 2016 and June 30, 2017, respectively	14	14
Additional paid-in capital	868,228	898,445
Accumulated other comprehensive loss	(3,666)	(2,144)
Accumulated deficit	(740,193)	(814,711)
Total stockholders’ equity	124,383	81,604
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$2,756,274	$2,716,479
See accompanying notes to consolidated financial statements.

Endurance International Group Holdings, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
Revenue	$290,713	$292,258	$527,826	$587,395
Cost of revenue	153,077	146,583	289,553	295,332
Gross profit	137,636	145,675	238,273	292,063
Operating expense:
Sales and marketing	80,309	72,106	159,603	144,878
Engineering and development	27,687	20,149	43,942	40,511
General and administrative	34,830	40,580	75,109	79,660
Transactions expenses	978	193	32,098	773
Total operating expense	143,804	133,028	310,752	265,822
Income (loss) from operations	(6,168)	12,647	(72,479)	26,241
Other income (expense):
Other income	—	—	11,410	—
Interest income	142	185	276	303
Interest expense	(40,994)	(45,658)	(71,365)	(85,174)
Total other expense—net	(40,852)	(45,473)	(59,679)	(84,871)
Loss before income taxes and equity earnings of unconsolidated entities	(47,020)	(32,826)	(132,158)	(58,630)
Income tax expense (benefit)	(13,931)	2,628	(113,833)	8,402
Loss before equity earnings of unconsolidated entities	(33,089)	(35,454)	(18,325)	(67,032)
Equity loss (income) of unconsolidated entities, net of tax	341	(39)	1,024	(39)
Net loss	$(33,430)	$(35,415)	$(19,349)	$(66,993)
Net (loss) income attributable to non-controlling interest	(5,390)	51	(13,120)	277
Excess accretion of non-controlling interest	—	3,663	—	7,247
Total net (loss) income attributable to non-controlling interest	(5,390)	3,714	(13,120)	7,524
Net loss attributable to Endurance International Group Holdings, Inc.	$(28,040)	$(39,129)	$(6,229)	$(74,517)
Comprehensive income (loss):
Foreign currency translation adjustments	540	1,228	882	1,914
Unrealized loss on cash flow hedge, net of taxes of $(218) and $(192), and $(824) and $(230) for the three and six months ended June 30, 2016 and 2017, respectively	(427)	(176)	(1,938)	(392)
Total comprehensive loss	$(27,927)	$(38,077)	$(7,285)	$(72,995)
Basic net loss per share attributable to Endurance International Group Holdings Inc.	$(0.21)	$(0.29)	$(0.05)	$(0.55)
Diluted net loss per share attributable to Endurance International Group Holdings Inc.	$(0.21)	$(0.29)	$(0.05)	$(0.55)
Weighted-average common shares used in computing net loss per share attributable to Endurance International Group Holdings, Inc.:
Basic	132,566,622	137,295,120	132,736,382	136,124,347
Diluted	132,566,622	137,295,120	132,736,382	136,124,347
See accompanying notes to consolidated financial statements.

Endurance International Group Holdings, Inc.
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2016	2017
Cash flows from operating activities:
Net loss	$(19,349)	$(66,993)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	29,932	27,162
Amortization of other intangible assets	67,697	69,207
Impairment of long lived assets	8,285	—
Amortization of deferred financing costs	2,562	3,530
Amortization of net present value of deferred consideration	1,582	377
Dividend from minority interest	50	50
Amortization of original issue discounts	1,272	1,732
Stock-based compensation	33,412	29,169
Deferred tax (benefit) expense	(117,462)	4,346
(Gain) loss on sale of assets	(225)	(128)
(Gain) loss from unconsolidated entities	(10,386)	(39)
Financing costs expensed	—	5,487
Loss on early extinguishment of debt	—	992
(Gain) loss from change in deferred consideration	21	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,546	1,359
Prepaid expenses and other current assets	(14,886)	(1,343)
Accounts payable and accrued expenses	26,517	(9,004)
Deferred revenue	55,047	16,518
Net cash provided by operating activities	65,615	82,422
Cash flows from investing activities:
Businesses acquired in purchase transactions, net of cash acquired	(899,889)	—
Cash paid for minority investment	(5,600)	—
Purchases of property and equipment	(20,961)	(19,295)
Proceeds from sale of assets	252	287
Purchases of intangible assets	(27)	(1,680)
Withdrawals of principal balances in restricted cash accounts	(768)	(100)
Net cash used in investing activities	(926,993)	(20,788)
Cash flows from financing activities:
Proceeds from issuance of term loan and notes, net of original issue discounts	1,056,178	1,693,007
Repayments of term loans	(33,850)	(1,714,661)
Proceeds from borrowing of revolver	16,000	—
Repayment of revolver	(83,000)	—
Payment of financing costs	(51,727)	(6,060)
Payment of deferred consideration	(707)	(5,408)
Principal payments on capital lease obligations	(2,896)	(3,908)
Capital investment from minority partner	1,000	—
Proceeds from exercise of stock options	1,328	1,132
Net cash provided by (used in) financing activities	902,326	(35,898)
Net effect of exchange rate on cash and cash equivalents	1,614	2,077
Net increase in cash and cash equivalents	42,562	27,813
Cash and cash equivalents:
Beginning of period	33,030	53,596
End of period	$75,592	$81,409
Supplemental cash flow information:
Interest paid	$44,171	$80,122
Income taxes paid	$2,448	$2,459
See accompanying notes to consolidated financial statements.

Endurance International Group Holdings, Inc.
Notes to Consolidated Financial Statements
(unaudited)
1. Nature of Business
Formation and Nature of Business
Endurance International Group Holdings, Inc. (“Holdings”) is a Delaware corporation, which, together with its wholly owned subsidiary company, EIG Investors Corp. (“EIG Investors”), its primary operating subsidiary company, The Endurance International Group, Inc. (“EIG”), and other subsidiary companies of EIG, collectively form the “Company.” The Company is a leading provider of cloud-based platform solutions designed to help small- and medium-sized businesses succeed online.
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

2. Summary of Significant Accounting Policies

Basis of Preparation

The accompanying consolidated financial statements, which include the accounts of the Company and its subsidiaries, have been prepared using accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany transactions were eliminated on consolidation.

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
Unaudited Interim Financial Information
The accompanying interim consolidated balance sheet as of June 30, 2017, and the related consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2016 and 2017, cash flows for the six months ended June 30, 2016 and 2017, and the notes to consolidated financial statements are unaudited. These unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. The unaudited consolidated financial statements include, in the opinion of management, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of the Company’s financial position at June 30, 2017, results of operations for the three and six months ended June 30, 2016 and 2017 and cash flows for the six months ended June 30, 2016 and 2017. The consolidated results in the consolidated statements of operations and comprehensive loss are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2017.
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
Software Development Costs
The Company accounts for software development costs for internal-use software under the provisions of ASC 350-40, Internal-Use Software. Accordingly, certain costs to develop internal-use computer software are capitalized, provided these costs are expected to be recoverable. The Company capitalized internal-use software development costs of $3.8 million and $6.4 million, respectively, during the three and six months ended June 30, 2016, and $3.3 million and $6.2 million, respectively, during the three and six months ended June 30, 2017.
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

As of December 31, 2016, the Company determined fair values for each of the reporting units based on consideration of the income approach, the market comparable approach and the market transaction approach. For purposes of the income approach, fair value is determined based on the present value of estimated future after-tax cash flows, discounted at an appropriate risk adjusted rate. The Company uses its internal forecasts to estimate future after-tax cash flows and include an estimate of long-term future growth rates based on its most recent views of the long-term outlook for each reporting unit. Actual results may differ from those assumed in our forecasts. The Company derived its discount rates using the weighted average cost of capital, using betas observed in its industry and published rates for industries relevant to our reporting units. The Company uses discount rates that are commensurate with the risks and uncertainty inherent in the respective business and its internally developed forecasts. Discount rates used in the Company's reporting unit valuations ranged from 11.0% to 12.0%. For purposes of the market approach, the Company uses a valuation technique in which values are derived based on market prices of comparable publicly traded companies. The Company also uses a market based valuation technique in which values are determined based on relevant observable information generated by market transactions involving comparable businesses. The Company assesses each valuation methodology based upon the relevance and availability of the data at the time it performs the valuation and weights the methodologies appropriately.

The carrying values of the reporting units were determined through specific allocation of assets and liabilities to the reporting units, and an apportionment method relating to our debt, whereby debt that was incurred in order to finance the acquisition of assets or businesses of a reporting unit was allocated to that reporting unit. In prior years, the Company had only one reporting unit. Subsequent to the acquisition of Constant Contact, and as described in Note 19: Segment Information, the

Company determined that there is a second reporting unit relating to email marketing. The Company has allocated the fair value of the goodwill acquired through its acquisitions to the applicable reporting unit, and allocated the fair value of the goodwill acquired through its acquisition of Constant Contact to its email marketing reporting unit.

As of the Company's assessment date for 2016, the estimated fair values of its reporting units exceeded their carrying values and the Company concluded, based on the first step of the process, that no impairment existed as of that date in either of its reporting units.

As of June 30, 2017, the Company did not have a reporting unit for which it is reasonably likely that it will fail step one of a goodwill impairment test in the near term. However, if macroeconomic conditions worsen or the Company's current financial projections are not achieved, it is possible that the Company may experience impairments for some of its intangible assets, which may require it to recognize impairment charges.

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

As of June 30, 2017, the carrying value of goodwill that was allocated to the email marketing reporting unit and the web presence reporting unit was $604.3 million and $1,257.3 million, respectively.

The Company had goodwill of $1.9 billion as of December 31, 2016 and June 30, 2017, and no impairment charges have been recorded to date.
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
The Company evaluates long-lived intangible and tangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indicators of impairment are present and undiscounted future cash flows are less than the carrying amount, the fair value of the assets is determined and compared to the carrying value. If the fair value is less than the carrying value, then the carrying value of the asset is reduced to the estimated fair value and an impairment loss is charged to expense in the period the impairment is identified. No such impairment losses have been identified in the three and six months ended June 30, 2016 and 2017.
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
Acquired In-Process Research and Development (IPR&D)
Acquired IPR&D represents the fair value assigned to research and development assets that the Company acquires in connection with business combinations that have not been completed at the date of acquisition. The acquired IPR&D is capitalized as an intangible asset and reviewed on a quarterly basis to determine future use. Any impairment loss of the acquired IPR&D is charged to expense in the period the impairment is identified. During the six months ended June 30, 2016, the Company identified that the acquired fair value of the remaining IPR&D acquired in connection with its acquisition of Webzai was impaired as these projects were abandoned during the three months ended March 31, 2016. At that time, the

Company recorded a $1.4 million impairment charge, which is reflected in engineering and development expense in the Company’s consolidated statements of operations and comprehensive loss. No such impairment loss was identified during the six months ended June 30, 2017.
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

The Company maintains a reserve for refunds and chargebacks related to revenue that has been recognized and is expected to be refunded. The Company had a refund and chargeback reserve of $0.6 million and $0.5 million as of December 31, 2016 and June 30, 2017, respectively. The portion of deferred revenue that is expected to be refunded at December 31, 2016 and June 30, 2017 was $2.1 million. Based on refund history, approximately 84% of all refunds happen in the same fiscal month that the contract starts or renews, and approximately 95% of all refunds happen within 45 days of the contract start or renewal date.
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
ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is more likely than not to be realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. There were no unrecognized tax benefits in the three or six months ended June 30, 2016 and 2017.
The Company records interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the three and six months ended June 30, 2016 and 2017, the Company did not recognize any interest or penalties related to unrecognized tax benefits.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
	(unaudited) (in thousands, except share amounts and per share data)
Net income (loss) attributable to Endurance International Group Holdings, Inc.	$(28,040)	$(39,129)	$(6,229)	$(74,517)
Net loss per share attributable to Endurance International Group Holdings, Inc.:
Basic net loss per share attributable to Endurance International Group Holdings Inc.	$(0.21)	$(0.29)	$(0.05)	$(0.55)
Diluted net loss per share attributable to Endurance International Group Holdings Inc.	$(0.21)	$(0.29)	$(0.05)	$(0.55)
Weighted-average common shares used in computing net loss per share attributable to Endurance International Group Holdings, Inc.:
Basic	132,566,622	137,295,120	132,736,382	136,124,347
Diluted	132,566,622	137,295,120	132,736,382	136,124,347
The following number of weighted average potentially dilutive shares were excluded from the calculation of diluted loss per share because the effect of including such potentially dilutive shares would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
	(unaudited)
Restricted stock awards and units	9,014,101	2,472,180	8,138,075	3,212,653
Options	11,194,982	10,609,589	9,972,490	10,831,922
Total	20,209,083	13,081,769	18,110,565	14,044,575
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

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718). This new standard provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This amendment is effective for annual or interim periods in fiscal years beginning after December 15, 2017, and should be applied prospectively to an award modified on or after the adoption date. The Company is currently evaluating the impact of its pending adoption of the new standard on its consolidated financial statements.

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
Summary of Deferred Consideration Related to Acquisitions
Components of short-term and long-tern deferred consideration as of December 31, 2016 and June 30, 2017, consisted of the following:

	December 31, 2016		June 30, 2017
	Short- term	Long- term	Short- term	Long- term
	(in thousands)
Mojoness, Inc. (Acquired in 2012)	$818	$—	$—	—
Verio (Acquired in 2015)	50	—	—	—
Social Booster (Acquired in 2016)	40	25	25	—
AppMachine (Acquired in 2016)	4,365	7,419	4,225	3,437
Total	$5,273	$7,444	$4,250	$3,437

4. Property and Equipment and Capital Lease Obligations
Components of property and equipment consisted of the following:

	December 31, 2016	June 30, 2017
	(in thousands)
Land	$790	$790
Building	5,517	5,610
Software	52,130	61,699
Computers and office equipment	143,091	156,603
Furniture and fixtures	10,892	10,846
Leasehold improvements	21,244	21,559
Construction in process	6,691	9,121
Property and equipment—at cost	240,355	266,228
Less accumulated depreciation	(145,083)	(171,603)
Property and equipment—net	$95,272	$94,625

Depreciation expense related to property and equipment for the three months ended June 30, 2016 and 2017 was $16.8 million and $14.1 million, respectively. Depreciation expense related to property and equipment for the six months ended June 30, 2016 and 2017 was $29.9 million and $27.2 million, respectively.
Property under capital lease with a cost basis of $24.2 million was included in software as of June 30, 2017. The net carrying value of property under capital lease as of June 30, 2017 was $5.8 million.
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
As of December 31, 2016 and June 30, 2017, the Company’s financial assets or liabilities required to be measured on a recurring basis are accrued earn-out consideration payable in connection with the 2012 acquisition of certain assets of Mojoness, Inc., or Mojo, and the 2015 interest rate cap. The Company has classified its interest rate cap discussed in Note 6 below within Level 2 of the fair value hierarchy. The Company has classified its liabilities for contingent earn-out consideration related to Mojo within Level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which include probability weighted cash flows. During the six months ended June 30, 2017, the Company paid $0.8 million related to the earn-out provisions for the Mojo acquisition, which constituted the final payment for this acquisition.
Basis of Fair Value Measurements

	Balance	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Balance at December 31, 2016
Financial assets:
Interest rate cap (included in other assets)	$979	—	$979	$—
Total financial assets	$979	$—	$979	$—
Financial liabilities:
Contingent earn-out consideration (included in deferred consideration)	$818	—	—	$818
Total financial liabilities	$818	$—	$—	$818
Balance at June 30, 2017
Financial assets:
Interest rate cap (included in other assets)	$234	—	$234	$—
Total financial assets	$234	$—	$234	$—
The following table summarizes the changes in the financial liabilities measured on a recurring basis using Level 3 inputs as of June 30, 2017:

Amount
(in thousands)
Financial liabilities measured using Level 3 inputs at December 31, 2016	$818
Payment of contingent earn-outs related to 2012 acquisition	(818)
Change in fair value of contingent earn-outs	—
Financial liabilities measured using Level 3 inputs at June 30, 2017	$—
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
The effective portion of changes in the fair value of derivatives that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income ("AOCI"), and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Any ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. There was no ineffectiveness recorded in earnings for the three and six months ended June 30, 2017.
As of June 30, 2017, the Company had one interest rate cap with $500.0 million notional value outstanding that was designated as a cash flow hedge of interest rate risk. The fair value of the interest rate contracts included in other assets on the consolidated balance sheet as of June 30, 2017 was $0.2 million, and the Company recognized $0.1 million of interest expense in the Company’s consolidated statement of operations for the three and six months ended June 30, 2017. The Company recognized a $0.4 million loss, net of a tax benefit of $(0.2) million, in AOCI for the six months ended June 30, 2017, of which the Company estimates that $1.3 million will be reclassified as an increase to interest expense in the next twelve months.
7. Goodwill and Other Intangible Assets
The following table summarizes the changes in the Company’s goodwill balances from December 31, 2016 to June 30, 2017 for the Company’s two reporting units:

	Web Presence Unit	Email Marketing Unit	Total
	Amount	Amount	Amount
	(in thousands)	(in thousands)	(in thousands)
Goodwill balance at December 31, 2016	$1,255,604	$604,305	$1,859,909
Goodwill related to 2016 acquisitions	—	—	—
Foreign translation impact	1,699	—	1,699
Goodwill balance at June 30, 2017	$1,257,303	$604,305	$1,861,608
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
During the six months ended June 30, 2016, the Company wrote-off acquired in-process research and development of $1.4 million related to its acquisition of Webzai in 2014, as the Company had abandoned certain research and development projects in favor of other projects in the quarter ended March 31, 2016, when these projects were abandoned. Additionally, during the three and six months ended June 30, 2016, the Company recorded an impairment charge of $4.4 million relating to developed technology from the Webzai acquisition, after evaluating it for impairment in accordance with ASC 350. This developed technology is also linked to certain internally developed software that was developed at Webzai after its acquisition by the Company which was also determined to be impaired.
There were no impairment charges of intangible assets during the three and six months ended June 30, 2017.
At June 30, 2017, other intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(dollars in thousands)
Developed technology	$285,748	$128,654	$157,094	7 years
Subscriber relationships	659,712	387,464	272,248	7 years
Trade-names	133,804	64,807	68,997	8 years
Intellectual property	34,278	11,990	22,288	13 years
Domain names available for sale	30,258	5,895	24,363	Indefinite
Leasehold interests	314	314	—	1 year
Total June 30, 2017	$1,144,114	$599,124	$544,990
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
The Company’s amortization expense is included in cost of revenue in the aggregate amounts of $37.8 million and $34.9 million for the three months ended June 30, 2016 and 2017, respectively. The Company’s amortization expense is included in cost of revenue in the aggregate amounts of $67.7 million and $69.2 million for the six months ended June 30 2016 and 2017, respectively.
8. Investments
As of December 31, 2016 and June 30, 2017, the Company’s carrying value of investments in privately-held companies was $15.9 million and $15.8 million, respectively.
In January 2012, the Company made an initial investment of $0.3 million to acquire a 25% interest in BlueZone Labs, LLC (“BlueZone”), a provider of “do-it-yourself” tools and managed search engine optimization services.
The Company also has an agreement with BlueZone to purchase products and services. During the three months ended June 30, 2016 and 2017, the Company purchased $0.5 million and $0.4 million, respectively, of products and services from BlueZone, which is included in cost of revenue in the Company’s consolidated statements of operations and comprehensive loss. As of December 31, 2016 and June 30, 2017, $0.1 million and $0.2 million, respectively, relating to the Company’s investment in BlueZone was included in accounts payable and accrued expense in the Company’s consolidated balance sheet. As of December 31, 2016 and June 30, 2017, $0.0 million and $0.9 million, respectively, relating to the Company’s investment in BlueZone was included in prepaid expenses in the Company’s consolidated balance sheet.
In May 2014, the Company made a strategic investment of $15.0 million in Automattic, Inc. (“Automattic”), which provides content management systems associated with WordPress. The investment represents less than 5% of the outstanding shares of Automattic and better aligns the Company with an important partner.
In August 2014, the Company made an aggregate investment of $3.9 million for a joint venture with a 49% ownership interest in WZ (UK) Ltd ("WZ UK"), which is a provider of technology, sales and marketing services associated with web builder solutions. On January 6, 2016, the Company exercised an option to increase its stake in WZ UK from 49% to 57.5%. Refer to Note 14: Redeemable Non-controlling Interest, for further details.
In December 2014, the Company made an aggregate investment of $15.2 million to acquire a 40% ownership interest in AppMachine B.V. (“AppMachine”), which is a developer of software that allows users to build mobile applications for smart devices such as phones and tablets. The Company acquired the remaining 60% of AppMachine on July 27, 2016.
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
Investments in which the Company’s interest is less than 20% and which are not classified as available-for-sale securities are carried at the lower of cost or net realizable value unless it is determined that the Company exercises significant influence over the investee company, in which case the equity method of accounting is used. For those investments in which the Company’s voting interest is between 20% and 50%, the equity method of accounting is used. Under this method, the investment balance, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee company, as they occur, limited to the extent of the Company’s investment in, advances to and commitments for the investee. These adjustments are reflected in equity (income) loss of unconsolidated entities, net of tax in the Company’s consolidated statements of operations and comprehensive loss. The Company recognized net losses of $0.3 million and $0.0 million for the three months ended June 30, 2016 and 2017, respectively.
From time to time, the Company may make new and follow-on investments and may receive distributions from investee companies. As of June 30, 2017, the Company was not obligated to fund any follow-on investments in these investee companies.
As of June 30, 2017, the Company did not have an equity method investment in which the Company’s proportionate share of the investees’ net income or loss exceeded 10% of the Company’s consolidated assets or income from continuing operations.
9. Notes Payable

At December 31, 2016 and June 30, 2017, notes payable, net of original issuance discount and deferred financing costs, consisted of the following:

	At December 31, 2016	At June 30, 2017
	(in thousands)
2017 First Lien Term Loan	$—	$1,642,321
2013 First Lien Term Loan	985,640	—
Incremental First Lien Term Loan	674,860	—
Notes	326,480	327,882
Revolving Credit Facilities	—	—
Total Notes Payable	1,986,980	1,970,203
Current Portion of Notes Payable	35,700	33,945
Notes Payable - long term	$1,951,280	$1,936,258
2017 First Lien Term Loan Facility

In connection with the Company's June 14, 2017 refinancing of its then-outstanding term loans (the "2017 Refinancing"), the Company entered into its current first lien term loan facility (the "2017 First Lien") with an original balance of $1,697.3 million and a maturity date of February 9, 2023. As of December 31, 2016 and June 30, 2017, the 2017 First Lien had an outstanding balance of:

At June 30, 2017
(in thousands)
2017 First Lien Term Loan	$1,688,764
Unamortized deferred financing costs	(24,492)
Unamortized original issue discount	(21,951)
Net 2017 First Lien Term Loan	1,642,321
Current portion of 2017 First Lien Term Loan	(33,945)
2017 First Lien Term Loan - long term	$1,608,376

The 2017 First Lien was issued at a price of 99.75% of par and automatically bears interest at the bank’s reference rate unless the Company gives notice to opt for LIBOR-based interest rate term loans. The interest rate for a LIBOR-based interest term loan is 4.00% per annum plus the greater of an adjusted LIBOR and 1.00%, and the interest rate for a reference rate term loan is 3.00% per annum plus the greatest of the prime rate, the federal funds effective rate plus 0.50%, an adjusted LIBOR for a one-month interest period plus 1.00%, and 2.00%.

The 2017 First Lien requires quarterly mandatory repayments of principal. During the six months ended June 30, 2017, the Company made one mandatory repayment of $8.5 million .

Interest is payable on maturity of the elected interest period for a LIBOR-based interest loan, which can be one, two, three or six months. Interest is payable at the end of each fiscal quarter for a reference rate interest 2017 First Lien loan.
2013 First Lien Term Loan Facility

The Company had a prior first lien term loan facility (the “2013 First Lien”) that originated in November 2013 with an original balance of $1,050.0 million and a maturity date of November 9, 2019. As of December 31, 2016 and June 30, 2017, the 2013 First Lien had an outstanding balance of:

	At December 31, 2016	At June 30, 2017
	(in thousands)
2013 First Lien Term Loan	$985,875	$—
Unamortized deferred financing costs	(235)	—
Net 2013 First Lien Term Loan	985,640	—
Current portion of 2013 First Lien Term Loan	21,000	—
2013 First Lien Term Loan - long term	$964,640	$—

The 2013 First Lien automatically bore interest at the bank’s reference rate unless the Company gave notice to opt for LIBOR based interest rate term loans. Prior to February 9, 2016, the interest rate for a LIBOR based interest term loan was 4.00% plus the greater of an adjusted LIBOR and 1.00%, and the interest rate for a reference rate term loan was 3.00% per annum plus the greatest of the prime rate, the federal funds effective rate plus 0.50%, an adjusted LIBOR for a one-month interest period plus 1.00%, and 2.00%. The 2013 First Lien bore interest at a LIBOR-based rate of 5.00% during this period.

In connection with the Company's February 9, 2016 acquisition of Constant Contact and the related financing of that transaction (the "Constant Contact Financing"), the applicable margin for a LIBOR based 2013 First Lien loan increased to 5.23% per annum starting on February 9, 2016 and to 5.48% per annum starting on February 28, 2016. The applicable margin on a reference rate 2013 First Lien loan increased to 4.23% per annum starting on February 9, 2016 and to 4.48% per annum starting on February 28, 2016.

The 2013 First Lien required quarterly mandatory repayments of principal, and as a result of the Constant Contact Financing, the Company was obligated to use commercially reasonable efforts to make voluntary repayments on the 2013 First Lien to effectively double the amount of each scheduled amortization payment under this facility. During the six months ended June 30, 2017, the Company made mandatory repayments of $2.6 million and voluntary prepayments of $2.6 million against the 2013 First Lien prior to the 2017 Refinancing. Interest was payable on maturity of the elected interest period for a LIBOR-based 2013 First Lien loan, which could be one, two, three or six months.

Interest was payable at the end of each fiscal quarter for a reference rate 2013 First Lien loan.

As part of the 2017 Refinancing, the Company refinanced the then-outstanding 2013 First Lien balance of $980.6 million.
Incremental First Lien Term Loan Facility

In connection with the Constant Contact Financing, the Company entered into an incremental first lien term loan facility (the “Incremental First Lien”) with an original balance of $735.0 million and a maturity date of February 9, 2023. As of December 31, 2016 and June 30, 2017, the Incremental First Lien had an outstanding balance of:

	At December 31, 2016	At June 30, 2017
	(in thousands)
Incremental First Lien Term Loan	$720,300	$—
Unamortized deferred financing costs	(25,869)	—
Unamortized original issuance discount	(19,571)	—
Net Incremental First Lien Term Loan	674,860	—
Current portion of Incremental First Lien Term Loan	14,700	—
Incremental First Lien Term Loan - long term	$660,160	$—

The Incremental First Lien was issued at a price of 97.0% of par (subject to the payment of an additional upfront fee of 1.0% on February 28, 2016 ) and had scheduled principal payments equal to 0.50% of the original principal per quarter, or $3.7 million, starting September 30, 2016.

The Incremental First Lien automatically bore interest at the bank’s reference rate unless the Company gave notice to opt for LIBOR-based interest rate term loans. Interest was payable on maturity of the elected interest period for a LIBOR-based interest loan, which could be one, two, three or six months. Interest was payable at the end of each fiscal quarter for a reference rate loan term loan. The interest rate for a LIBOR-based interest term loan was 5.00% per annum plus the greater of an adjusted LIBOR and 1.00%, and the interest rate for a reference rate term loan was 4.00% per annum plus the greatest of the prime rate, the federal funds effective rate plus 0.50%, an adjusted LIBOR for a one-month interest period plus 1.00%, and 2.00%.

During the six months ended June 30, 2017, the Company made $3.7 million in mandatory prepayments against the Incremental First Lien prior to the 2017 Refinancing.

As part of the 2017 Refinancing, the Company refinanced the then-outstanding Incremental First Lien balance of $716.6 million.
Revolving Credit Facility

The Company had a revolving credit facility of $125.0 million (the “Prior Revolver”) that originated in November 2013 and had a maturity date of December 22, 2016. The Company could elect to draw down against the Prior Revolver using a LIBOR-rate interest loan or an alternate base rate interest loan. The interest rate for an alternate base rate revolver loan was 5.25% per annum plus the greatest of the prime rate, the federal funds effective rate plus 0.50%, an adjusted LIBOR for a one-month interest period plus 1.00%, and 2.50%. The interest rate for a LIBOR based revolver loan was 6.25% per annum plus the greater of an adjusted LIBOR and 1.50%. There was also a non-refundable fee (the "commitment fee"), equal to 0.50% of the daily unused principal amount of the revolver payable in arrears on the last day of each fiscal quarter.

In connection with the Constant Contact Financing, the Company entered into a new revolving credit facility (the “Current Revolver”), which increased the Company’s available revolving credit to $165.0 million and extended the maturity date to February 9, 2021. The Current Revolver had a "springing" maturity date of August 10, 2019, which is no longer applicable as a result of the 2017 Refinancing. As of December 31, 2016 and June 30, 2017, the Company did not have any balances outstanding under the Current Revolver, and the full amount of the facility, or $165.0 million, was unused and available.

The Company has the ability to draw down against the Current Revolver using a LIBOR-based interest loan or an alternate based interest loan. LIBOR-based interest revolver loans bear interest at a rate of 4.0% per annum (subject to a leverage-based step-down) plus the greater of an adjusted LIBOR and 0% Alternate base interest revolver loans bear interest at 3.0% (subject to a leverage-based step down) plus the greatest of the prime rate, the federal funds rate plus 0.50% and an adjusted LIBOR or a one-month interest period plus 1.00%. There is also a non-refundable commitment fee, equal to 0.50% of the daily unused principal amount (subject to a leverage-based step down), which is payable in arrears on the last day of each fiscal quarter. Interest is payable on maturity of the elected interest period for a LIBOR-based interest loan, which can be one, two, three or six months. Interest is payable at the end of each fiscal quarter for a reference rate revolver loan.
Senior Notes
In connection with the Constant Contact Financing, EIG Investors issued $350.0 million aggregate principal amount of senior notes (the "Notes") with a maturity date of February 1, 2024. The Notes were issued at a price of 98.065% of par and bear interest at the rate of 10.875% per annum. The Notes have been fully and unconditionally guaranteed, on a senior unsecured basis, by the Company and its subsidiaries that guarantee the 2017 First Lien and the Current Revolver (collectively with the Company's previously existing facilities, the "Senior Credit Facilities") (including Constant Contact and certain of its subsidiaries). As of December 31, 2016 and June 30, 2017, the Notes had an outstanding balance of:

	At December 31, 2016	At June 30, 2017
	(in thousands)
Senior Notes	$350,000	$350,000
Unamortized deferred financing costs	(17,238)	(16,130)
Unamortized original issuance discount	(6,282)	(5,988)
Net Senior Notes	326,480	327,882
Current portion of Senior Notes	—	—
Senior Notes - long term	$326,480	$327,882

Interest on the Notes is payable twice a year, on August 1 and February 1.

On January 30, 2017, the Company completed a registered exchange offer for the Notes, as required under the registration rights agreement it entered into with the initial purchasers of the Notes. All of the $350.0 million aggregate principal amount of the original notes was validly tendered for exchange as part of this exchange offer.

Presentation of Debt Issuance Costs

The Company adopted ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” beginning on January 1, 2016, and retrospectively for all periods presented. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Unamortized balances of deferred financing costs and original issue discounts relating to the term loans and the Notes are presented as a reduction of the notes payable in the Company's consolidated balance sheets. The unamortized value of deferred financing costs associated with the Company's revolving credit facility were not affected by the ASU and continue to be presented as an asset on the Company’s consolidated balance sheets.
Maturity of Notes Payable

The maturity of the notes payable at June 30, 2017 is as follows:

Amounts maturing in:	(in thousands)
(Remainder of) 2017	$16,973
2018	33,945
2019	33,945
2020	33,945
2021	33,945
Thereafter	1,886,011
Total	$2,038,764
Interest
The Company recorded $41.0 million and $45.7 million in interest expense for the three months ended June 30, 2016 and 2017, respectively, and $71.4 million and $85.2 million, for the six months ended June 30, 2016 and 2017, respectively.
The following table provides a summary of interest rates and interest expense for the three or six months ended June 30, 2016 and 2017:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2017	Six Months Ended June 30, 2016	Six Months Ended June 30, 2017
	(percentage per annum)
Interest rate—LIBOR	6.00%-7.75%	5.14%-6.68%	6.00%-7.75%	5.14%-6.68%
Interest rate—reference	7.50%-8.50%	*	7.50%-8.50%	*
Interest rate—Senior Notes	10.875%	10.875%	10.875%	10.875%
Non-refundable fee—unused facility	0.50%	0.50%	0.50%	0.50%
	(dollars in thousands)
Interest expense and service fees	$37,512	$36,165	$65,508	$72,820
Loss on extinguishment of debt	—	992	—	992
Deferred financing fees immediately expensed	—	5,487	—	5,487
Amortization of deferred financing fees	1,651	1,786	2,562	3,530
Amortization of original issue discounts	823	886	1,272	1,732
Amortization of net present value of deferred consideration	799	187	1,582	377
Other interest expense	209	155	441	236
Total interest expense	$40,994	$45,658	$71,365	$85,174
* The Company did not have debt bearing interest based on the reference rate for the three months and six months ended June 30, 2017.
The Company concluded that the 2017 Refinancing was primarily a debt modification of the existing term loans in accordance with ASC 470-50, with extinguishment relating only to a few existing lenders that did not participate in the 2017 Refinancing. As a result, the Company capitalized $4.2 million of additional original issue discounts ("OID") and $0.9 million of deferred financing costs related to new lenders participating in the 2017 First Lien. These capitalized costs will be amortized over the remaining life of the loan using the effective interest method. Additionally, the Company recorded a charge during the three months ended June 30, 2017, included in interest expense, of $1.0 million to write off OID and deferred financing costs related to the refinanced debt for lenders not participating in the 2017 First Lien. Lastly, the Company recorded a charge of $5.5 million for the three months ended June 30, 2017, included in interest expense, for deferred financing costs incurred for the 2017 First Lien that related to existing lenders that carried over from the refinanced debt.
Debt Covenants

The Senior Credit Facilities require that the Company complies with a financial covenant to maintain a maximum ratio of consolidated senior secured net indebtedness to an adjusted consolidated EBITDA measure. Please see "Management's Discussion and Analysis" for further discussion of this covenant.

The Senior Credit Facilities also contain covenants that limit the Company's ability to, among other things, incur additional debt or issue certain preferred shares; pay dividends on or make other distributions in respect of capital stock; make other restricted payments; make certain investments; sell or transfer certain assets; create liens on certain assets to secure debt; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; and enter into certain transactions with affiliates. These covenants are subject to a number of important limitations and exceptions.

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

The Company was in compliance with all covenants at June 30, 2017.

10. Stockholders’ Equity
Voting Rights
All holders of common stock are entitled to one vote per share.
The following table presents the changes in total stockholders’ equity:

Total Stockholders’ Equity
(in thousands)
Balance at December 31, 2016	$124,383
Stock-based compensation	28,357
Reclassification of stock-compensation liability award	450
Stock option exercises	1,132
Foreign currency translation adjustment	1,914
Unrealized loss on derivative	(392)
Net loss attributable to non-controlling interest	277
Net loss attributable to Endurance International Group	(74,517)
Balance at June 30, 2017	$81,604

11. Stock-Based Compensation
2013 Stock Incentive Plan
The Amended and Restated 2013 Stock Incentive Plan (the “2013 Plan”) of the Company became effective upon the closing of its Initial Public Offering ("IPO"). The 2013 Plan provides for the grant of options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to employees, officers, directors, consultants and advisors of the Company. Under the 2013 Plan, the Company may issue up to 38,000,000 shares of the Company’s common stock. At June 30, 2017, there were 14,728,500 shares available for grant under the 2013 Plan.
2011 Stock Incentive Plan
As of February 9, 2016, the effective date of the acquisition of Constant Contact, the Company assumed and converted certain outstanding equity awards granted by Constant Contact under the Constant Contact 2011 Stock Incentive Plan (“2011 Plan”) prior to the effective date of the acquisition (the “Assumed Awards”) into corresponding equity awards with respect to shares of the Company’s common stock. In addition, the Company assumed certain shares of Constant Contact common stock, par value $0.01 per share, available for issuance under the 2011 Plan (the “Available Shares”), which will be available for future issuance under the 2011 Plan in satisfaction of the vesting, exercise or other settlement of options and other equity awards that may be granted by the Company following the effective date of the acquisition of Constant Contact in reliance on the prior approval of the 2011 Plan by the stockholders of Constant Contact. The Assumed Awards were converted into 2,143,987 stock options and 2,202,846 restricted stock units with respect to the Company’s common stock and the Available Shares were converted into 10,000,000 shares of the Company’s common stock reserved for future awards under the 2011 Plan. At June 30, 2017, there were 8,859,580 shares available for grant under the 2011 Plan.
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
The following table presents total stock-based compensation expense recorded in the consolidated statement of operations and comprehensive loss for all 2012 restricted stock awards and units issued prior to the IPO, and all awards granted under the Company’s 2013 Plan and the 2011 Plan:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
	(in thousands)
Cost of revenue	$1,703	$1,661	$2,473	$3,167
Sales and marketing	2,677	2,911	4,399	4,764
Engineering and development	1,441	1,728	2,205	2,899
General and administrative	9,203	9,945	24,335	18,339
Total stock-based compensation expense	$15,024	$16,245	$33,412	$29,169
2013 Stock Incentive Plan
The following table provides a summary of the Company’s stock options as of June 30, 2017 and the stock option activity for all stock options granted under the 2013 Plan during the six months ended June 30, 2017:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value(3) (in thousands)
Outstanding at December 31, 2016	9,607,431	$12.79
Granted	110,433	$8.15
Exercised	—	$—
Forfeited	(179,758)	$13.24
Expired	(209,074)	$13.68
Outstanding at June 30, 2017	9,329,032	$12.71	7.4	$63
Exercisable at June 30, 2017	5,875,021	$12.90	6.8	$—
Expected to vest after June 30, 2017 (1)	3,454,011	$12.38	8.2	$—
Exercisable as of June 30, 2017 and expected to vest (2)	9,329,032	$12.71	7.4	$63

(1)	This represents the number of unvested options outstanding as of June 30, 2017 that are expected to vest in the future.

(2)	This represents the number of vested options as of June 30, 2017 plus the number of unvested options outstanding as of June 30, 2017 that are expected to vest in the future.

(3)
The aggregate intrinsic value was calculated based on the positive difference, if any, between the estimated fair value of the Company’s common stock on June 30, 2017 of $8.35 per share, or the date of exercise, as appropriate, and the exercise price of the underlying options.

Restricted stock units granted under the 2013 Plan generally vest monthly over a four-year period, unless otherwise determined by the Company’s board of directors. The following table provides a summary of the Company’s restricted stock unit activity for the 2013 Plan during the six months ended June 30, 2017:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2016	100,369	$12.00
Granted	2,496,646	$7.84
Vested and unissued	(188,511)	$7.85
Cancelled	(45,464)	$7.85
Non-vested at June 30, 2017	2,363,040	$7.91
Restricted stock awards granted under the 2013 Plan generally vest annually over a four-year period, unless otherwise determined by the Company’s board of directors. Performance-based restricted stock awards are earned based on the achievement of performance criteria established by the Company’s compensation committee and board of directors. The following table provides a summary of the Company’s restricted stock award activity for the 2013 Plan during the six months ended June 30, 2017:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2016	7,332,537	$13.21
Granted	160,428	$8.15
Vested	(1,867,736)	$10.58
Canceled	(87,421)	$12.78
Non-vested at June 30, 2017	5,537,808	$13.95
2015 Performance Based Award
The performance-based restricted stock award granted to the Company’s chief executive officer ("CEO") Hari Ravichandran during 2015 provides an opportunity for the participant to earn a fully vested right to up to 3,693,754 shares of the Company’s common stock (the “Award Shares”) over a three-year period beginning July 1, 2015 and ending on June 30,

2018 (the “Performance Period”). Award Shares may be earned based on the Company achieving pre-established, threshold, target and maximum performance metrics.
Award Shares may be earned during each calendar quarter during the Performance Period (each, a “Performance Quarter”) if the Company achieves a threshold, target or maximum level of the performance metric for the Performance Quarter. If the performance metric is less than the threshold level for a Performance Quarter, no Award Shares will be earned during the Performance Quarter. Award Shares that were not earned during a Performance Quarter may be earned later during the then current twelve-month period from July 1st to June 30th during the Performance Period (each, a “Performance Year”), at a threshold, target or maximum level of the performance metric for the Performance Year. For the second quarter of 2017, 154,146 Award Shares were earned for the Performance Quarter ending June 30, 2017 because a performance level between the threshold and target for the quarterly performance metric was met, and no additional shares were earned for the Performance Year ending June 30, 2017 because the threshold level for the annual performance metric was not met.
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
This performance-based award is evaluated quarterly to determine the probability of its vesting and determine the amount of stock-based compensation to be recognized. During the three and six months ended June 30, 2017, the Company recognized $3.5 million and $5.6 million, respectively, of stock-based compensation expense related to this performance-based award.
In April 2017, the Company announced that its board of directors and its CEO adopted a CEO transition plan whereby Mr. Ravichandran will remain CEO and serve as a board member while the Company conducts a search to identify his successor. Depending on the timing of identifying a successor, the CEO transition plan may affect the outstanding awards held by Mr. Ravichandran. In accordance with the terms of the 2015 Performance Based Award, upon separation Mr. Ravichandran will receive the Award Shares earned with respect to Performance Quarters completed prior to the separation, plus the greater of (a) the target number of Award Shares eligible to be earned in the Performance Quarter in which the separation occurs and (b) the number of Award Shares that would have been earned in the Performance Quarter in which the separation occurs as if Mr. Ravichandran had remained employed through the end of the Performance Quarter. In addition, it is expected that the attribution period used to estimate the stock compensation cost associated with the 2015 Performance Based Award will shorten. The Company is currently using an attribution period of 2.75 years for that purpose.
2016 Performance Based Awards
On February 16, 2016, the compensation committee of the board of directors of the Company approved the grant of performance-based restricted stock awards to the Company’s chief financial officer (“CFO”), chief operating officer (“COO”) and chief administrative officer (“CAO”). Based on the Company's achievement of Constant Contact revenue, adjusted EBITDA and cash flow metrics, these shares vested on March 31, 2017 and each executive earned the maximum number of shares subject to his or her award. The CFO earned 223,214 shares of the Company’s stock, the COO earned 260,416 shares of the Company’s stock, and the CAO earned 148,810 shares of the Company’s stock. These earned shares vested on March 31, 2017.
These performance-based awards were evaluated quarterly to determine the probability of vesting and determine the amount of stock-based compensation to be recognized. During the three and six months ended June 30, 2017, the Company recognized $0.0 million and $1.2 million, respectively, of stock-based compensation expense related to these performance-based awards.
2011 Stock Incentive Plan
The following table provides a summary of the Company’s stock options as of June 30, 2017 and the stock option activity for all stock options granted under the 2011 Plan during the six months ended June 30, 2017:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value(3) (in thousands)
Outstanding at December 31, 2016	1,931,830	$8.73
Granted/ Exchanged	14,724	$8.15
Exercised	(196,167)	$5.77
Forfeited	(333,361)	$9.99
Expired	(17,097)	$8.69
Outstanding at June 30, 2017	1,399,929	$8.83	4.5	$1,087
Exercisable at June 30, 2017	697,592	$8.31	3.6	$823
Expected to vest after June 30, 2017 (1)	702,337	$9.35	5.4	$264
Exercisable as of June, 2017 and expected to vest (2)	1,399,929	$8.83	4.5	$1,087

(1)	This represents the number of unvested options outstanding as of June 30, 2017 that are expected to vest in the future.

(2)	This represents the number of vested options as of June 30, 2017 plus the number of unvested options outstanding as of June 30, 2017 that are expected to vest in the future.

(3)
The aggregate intrinsic value was calculated based on the positive difference, if any, between the estimated fair value of the Company’s common stock on June 30, 2017 of $8.35 per share, or the date of exercise, as appropriate, and the exercise price of the underlying options.

Unless otherwise determined by the Company’s board of directors, restricted stock units granted under the 2011 Plan generally vest annually over a four-year period. The following table provides a summary of the Company’s restricted stock unit activity for the 2011 Plan during the six months ended June 30, 2017:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2016	1,473,655	$9.25
Granted/ Exchanged	1,114,191	$7.85
Vested	(536,126)	$7.30
Canceled	(350,377)	$8.94
Non-vested at June 30, 2017	1,701,343	$8.21

12. Accumulated Other Comprehensive Income

The following table presents the components of accumulated other comprehensive loss (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total
	(in thousands)
Balance at December 31, 2016	$(2,395)	$(1,271)	$(3,666)
Other comprehensive income (loss)	1,914	(392)	1,522
Balance at June 30, 2017	$(481)	$(1,663)	$(2,144)

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
As of June 30, 2017, the financial position and results of operations of Shanghai Xiao are consolidated within, but are not material to, the Company’s consolidated financial position or results of operations.
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
The agreements related to these transactions provided for put options for the NCI shareholders of each company to put the remaining equity interest to the Company within pre-specified put periods. As the NCI for these entities were subject to put options that were outside the control of the Company, they are deemed redeemable non-controlling interests and were also not recorded in permanent equity, and were presented as part of the mezzanine redeemable non-controlling interest on the consolidated balance sheet.
On May 16, 2016, the Company amended the put option with respect to WZ UK to allow it to acquire an additional equity interest in WZ UK earlier than August 2016. Pursuant to this amended option, on the same date the Company acquired an additional 20% stake in WZ UK for $15.4 million, thus increasing its ownership interest from 57.5% to 77.5%.
On July 13, 2016, WZ UK completed a restructuring pursuant to which Pseudio Limited and Resume Labs became wholly-owned subsidiaries of WZ UK. As a result of the restructuring, WZ UK became the 100% owner of Pseudio Limited and Resume Labs Limited. Immediately subsequent to the restructuring, the Company acquired additional equity in WZ UK for $18.0 million, bringing the Company’s aggregate stake in WZ UK to 86.4%. The restructuring significantly reduced the amount of the potential redemption amount payable to the minority shareholders of WZ UK, and gave the Company the flexibility to reduce investments in this business. Based on these reduced investments, the estimated value of the non-controlling interest is below the expected redemption amount of $25.0 million, which will result in $14.2 million of excess accretion that will reduce income available to common shareholders for the period starting on the date of the restructuring through the redemption date of July 1, 2017. The Company recognized excess accretion of $3.7 million and $7.2 million for the three and six months ended June 30, 2017, respectively, which is reflected in net loss attributable to accretion of non-controlling interest in the Company’s consolidated statements of operations and comprehensive loss. Prior to the third quarter of 2016, the Company did not have any accretion amounts in excess of fair value. On July 7, 2017, the Company redeemed the remaining redeemable non-controlling interest for $25.0 million. See Note 20: Subsequent Events.

The following table presents changes in this redeemable non-controlling interest:

Redeemable noncontrolling Interest
(in thousands)
Balance as of December 31, 2016	$17,753
Accretion in excess of fair value	7,247
Balance as of June 30, 2017	$25,000
The Company starts accreting non-controlling interest to its redeemable value from the date the redemption of the non-controlling interest becomes probable through the earliest redemption date. If the non-controlling interest is redeemable at an amount higher than its fair value, the excess accretion is taken into consideration in the calculation of loss per share.
15. Income Taxes
The Company files income tax returns in the United States for federal income taxes and in various state jurisdictions. The Company also files in several foreign jurisdictions. In the normal course of business, the Company is subject to examination by tax authorities throughout the world. Since the Company is in a loss carry-forward position, it is generally subject to U.S. federal and state income tax examinations by tax authorities for all years for which a loss carry-forward is utilized. The Company is currently under audit in India for fiscal years ended March 31, 2014, 2015 and 2016 and Israel for the fiscal years ended December 31, 2012, 2013, 2014 and 2015.
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
The Company recognizes, in its consolidated financial statements, the effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The Company has no unrecognized tax positions at December 31, 2016 and June 30, 2017 that would affect its effective tax rate. The Company does not expect a significant change in the liability for unrecognized tax benefits in the next 12 months.
The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realization of deferred tax assets requires significant management judgment. In determining whether its deferred tax assets are more likely than not realizable, the Company evaluated all available positive and negative evidence, and weighted the evidence based on its objectivity. Evidence the Company considered included:

•	Net Operating Losses (“NOL”) incurred from the Company’s inception to June 30, 2017;

•	Expiration of various federal, state and foreign tax attributes;

•	Reversals of existing temporary differences;

•	Composition and cumulative amounts of existing temporary differences; and

•	Forecasted profit before tax.
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
The Company updated the scheduling of the reversal of the consolidated US deferred tax assets and liabilities for the period ended June 30, 2017, as the deferred tax liabilities have continued to decrease and the Company generated additional pre-tax losses. As of June 30, 2017, the Company has determined that the reversal of temporary differences will no longer generate sufficient income to utilize certain of its consolidated deferred tax assets in the US. Accordingly, the Company recorded an increase of $14.4 million to its valuation allowance during the quarter ended June 30, 2017, mostly related to the different book and tax treatment of goodwill.
For the three months ended June 30, 2016 and 2017, the Company recognized tax benefit of $13.9 million and a tax expense of $2.6 million, respectively, in the consolidated statements of operations and comprehensive loss. The income tax expense for the three months ended June 30, 2017 was primarily attributable to a federal and state deferred tax expense of $1.7 million due primarily to the different book and tax treatment of goodwill, federal and state current income taxes of $0.9 million, a foreign current tax expense of $0.8 million, offset by a foreign deferred tax benefit of $0.8 million. The income tax benefit for the three months ended June 30, 2016 was primarily attributable to a $0.9 million reversal of the valuation allowance, a federal and state deferred tax benefit of $11.6 million, a foreign deferred tax benefit of $1.5 million, and a benefit for federal and state current income taxes of $0.6 million, partially offset by a foreign current tax expense of $0.7 million.
For the six months ended June 30, 2016 and 2017, the Company recognized tax benefit of $113.8 million and a tax expense of $8.4 million, respectively, in the consolidated statements of operations and comprehensive loss. The income tax expense for the six months ended June 30, 2017 was primarily attributable to a federal and state deferred tax expense of $5.3 million related to the differences in accounting treatment of goodwill under U.S. GAAP and tax accounting for goodwill, federal and state current income taxes of $2.4 million, a foreign current tax expense of $1.7 million, offset by a foreign deferred tax benefit of $1.0 million. The income tax benefit for the six months ended June 30, 2016 was primarily attributable to a $74.4 million reversal of the valuation allowance, a federal and state deferred tax benefit of $40.6 million, which includes the identification and recognition of $7.3 million of U.S. federal research and development credits, and a foreign deferred tax benefit of $2.2 million, partially offset by a provision for federal and state current income taxes of $1.5 million and foreign current tax expense of $1.8 million.
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
2017 Restructuring Plan
In January 2017, the Company announced plans to close certain offices as part of a plan to consolidate certain web presence customer support operations, resulting in severance costs (the “2017 Restructuring Plan”). These severance charges were associated with eliminating approximately 660 positions, primarily in customer support. Additionally, the Company implemented additional restructuring plans to create operational efficiencies and synergies related to the Constant Contact acquisition, which resulted in additional severance charges for the elimination of approximately 50 positions. In connection with these plans, the Company incurred severance costs of $4.4 million and $8.9 million, and paid $3.0 million and $3.7 million, during the three and six months ended June 30, 2017, respectively. The Company had a remaining accrued severance liability of $5.2 million as of June 30, 2017.
In connection with the 2017 Restructuring Plan, the Company closed offices in Orem, Utah and relocated certain employees to our Tempe, Arizona office. During the three and six months ended June 30, 2017, the Company incurred facility charges of $0.6 million and $0.6 million, respectively. The Company made immaterial payments during the three and six months ended June 30, 2017, and had a remaining accrued facility liability of $0.6 million as of June 30, 2017.
The Company expects to incur severance charges through December 31, 2017 regarding this plan, and expects severance payments related to this plan to be completed during the year ended December 31, 2018.
2016 Restructuring Plan
In connection with the Company’s acquisition of Constant Contact on February 9, 2016, the Company implemented a plan to create operational efficiencies and synergies resulting in severance costs and facility exit costs (the “2016 Restructuring Plan”).
The severance charges were associated with eliminating approximately 265 positions across the business. The Company did not incur additional severance costs during the three and six months ended June 30, 2017. The Company paid $0.4 million and $1.4 million of severance costs during the three and six months ended June 30, 2017, respectively, and had a remaining accrued severance liability of $0.2 million as of June 30, 2017.
The Company’s 2016 Restructuring Plan included a plan to close offices in San Francisco, California, Delray Beach, Florida, New York, New York, Miami, Florida, the United Kingdom and Brazil, and a plan to relocate certain employees to our Austin, Texas office. The Company also closed a portion of the Constant Contact offices in Waltham, Massachusetts. During the three and six months ended June 30, 2017, the Company recorded an adjustment to the Waltham facilities charge for future lease payments of $(0.6) million and $0.5 million, respectively, due to a change in estimated sublease income. The Company paid $1.2 million and $2.4 million of facility costs related to the 2016 Restructuring Plan during the three and six months ended June 30, 2017, respectively, and had a remaining accrued facility liability of $6.8 million as of June 30, 2017.

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
Activity of Combined Restructuring Plans
The following table provides a summary of the aggregate activity for the six months ended June 30, 2017 related to the Company’s combined Restructuring Plans severance accrual:

	Employee Severance
	(in thousands)
	Web presence segment	Email marketing segment	Total
Balance at December 31, 2016	$633	$926	$1,559
Severance charges	5,340	3,686	9,026
Cash paid	(2,765)	(2,463)	(5,228)
Balance at June 30, 2017	$3,208	$2,149	$5,357
The following table provides a summary of the aggregate activity for the six months ended June 30, 2017 related to the Company’s combined Restructuring Plans facilities exit accrual:

	Facilities
	(in thousands)
	Web presence segment	Email marketing segment	Total
Balance at December 31, 2016	$273	$8,747	$9,020
Facility adjustments	573	498	1,071
Sublease income received	352	—	352
Cash paid	(451)	(2,404)	(2,855)
Balance at June 30, 2017	$747	$6,841	$7,588
The following table presents restructuring charges recorded in the consolidated statements of operations and comprehensive loss for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2017	2016	2017
	(in thousands)
Cost of revenue	$2,137	$700	$5,602	$3,443
Sales and marketing	1,267	875	5,168	2,249
Engineering and development	1,224	426	3,242	1,078
General and administrative	1,035	2,467	3,253	3,325
Total restructuring charges	$5,663	$4,468	$17,265	$10,095
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
On May 4, 2015, Christopher Machado, a purported holder of the Company’s common stock, filed a civil action in the United States District Court for the District of Massachusetts against the Company and its chief executive officer and former chief financial officer, captioned Machado v. Endurance International Group Holdings, Inc., et al., Civil Action No. 1:15-cv-11775-GAO. The plaintiff filed an amended complaint on December 8, 2015, and a second amended complaint on March 18, 2016. The Company moved to dismiss the second amended complaint, but before the court ruled on the Company's motion, with the Company's assent, the plaintiff filed a third amended complaint on June 30, 2017. In the third amended complaint, plaintiffs Christopher Machado and Michael Rubin allege claims for violations of Section 10(b) and 20(a) of the Exchange Act, and Sections 11, 12(a)(2), and 15 of the Securities Act, on behalf of a purported class of purchasers of the Company’s securities between October 25, 2013 and December 16, 2015, including persons or entities who purchased or acquired the Company's shares pursuant or traceable to the registration statement and prospectus issued in connection with the Company's October 25, 2013 initial public offering. The plaintiffs challenge as false or misleading certain of the Company’s disclosures about the total number of subscribers, average revenue per subscriber, the number of customers paying over $500 per year for the Company’s products and services, and the average number of products sold per subscriber. The plaintiffs seek, on behalf of themselves and the purported class, compensatory damages, rescissory damages as to class members who purchased shares pursuant to the offering and the plaintiffs' costs and expenses of litigation. The Company has until August 29, 2017 to respond to the third amended complaint. The Company and the individual defendants intend to deny any liability or wrongdoing and to vigorously defend all claims asserted. The Company cannot, however, make any assurances as to the outcome of the proceeding.
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
In August 2012, RPost Holdings, Inc., RPost Communications Limited and RMail Limited, or collectively, RPost, filed a complaint in the United States District Court for the Eastern District of Texas that named Constant Contact as a defendant in a lawsuit. The complaint alleged that certain elements of Constant Contact’s email marketing technology infringe five patents held by RPost. RPost seeks an award for damages in an unspecified amount and injunctive relief. In February 2013, RPost amended its complaint to name five of Constant Contact’s marketing partners as defendants. Under Constant Contact’s contractual agreements with these marketing partners, it is obligated to indemnify them for claims related to patent infringement. Constant Contact filed a motion to sever and stay the claims against its partners and multiple motions to dismiss the claims against it. In January 2014, the case was stayed pending the resolution of certain state court and bankruptcy actions involving RPost, to which Constant Contact is not a party. The case continues to be stayed pending the state court and bankruptcy actions. Meanwhile, RPost asserted the same patents asserted against Constant Contact in litigation against Go Daddy. In June 2016, Go Daddy succeeded in invalidating all of those RPost patents. On July 7, 2016, RPost appealed the District Court order to the United States Court of Appeal for the Federal Circuit. On November 14, 2016, Endurance filed an amicus brief in the Federal Circuit in support of GoDaddy’s position. The case was argued on May 3, 2017, and the Federal

Circuit issued an order without opinion affirming the district court’s decision that the RPost patents are invalid. On June 5, 2017, RPost filed a Combined Petition for Panel Rehearing and Rehearing En Banc. On July 6, 2017, the Federal Circuit invited GoDaddy to respond to RPost’s Petition. GoDaddy has not yet responded. Should RPost’s Petition be denied, all claims asserted by RPost against Constant Contact in December 2012 will remain invalid except for one claim from one patent. Constant Contact has notified RPost that it believes the remaining claim is invalid in light of the other litigation that RPost lost. RPost has not yet indicated what its position will be as to the remaining claim if its Federal Circuit Petition is denied.
On December 11, 2015, a putative class action lawsuit relating to the Constant Contact acquisition, captioned Irfan Chawdry, Individually and On Behalf of All Others Similarly Situated v. Gail Goodman, et al. Case No. 11797, and on December 21, 2015, a putative class action lawsuit relating to the acquisition captioned David V. Myers, Individually and On Behalf of All Others Similarly Situated v. Gail Goodman, et al. Case No. 11828 (together, the “Complaints”) were filed in the Court of Chancery of the State of Delaware, naming Constant Contact, each of Constant Contact’s directors, Endurance and Paintbrush Acquisition Corporation as defendants. The Complaints generally alleged, among other things, that in connection with the acquisition the directors of Constant Contact breached their fiduciary duties owed to the stockholders of Constant Contact by agreeing to sell Constant Contact for purportedly inadequate consideration, engaging in a flawed sales process, omitting material information necessary for stockholders to make an informed vote, and agreeing to a number of purportedly preclusive deal protection devices. The Complaints sought, among other things, to rescind the acquisition, as well as an award of plaintiffs’ attorneys’ fees and costs in the action. The Complaints were consolidated on January 12, 2016. On December 5, 2016, plaintiff Myers filed a consolidated amended complaint (the “Amended Complaint”), naming as defendants the former Constant Contact directors and Morgan Stanley & Co. LLC (“Morgan Stanley”), Constant Contact’s financial advisor for the acquisition. The Amended Complaint generally alleges breach of fiduciary duty by the former directors, and aiding and abetting the alleged breach by Morgan Stanley. The Constant Contact defendants filed a motion to dismiss the Amended Complaint on December 15, 2016 and an opening brief in support of the motion to dismiss on March 17, 2017. Plaintiff Myers filed an opposition brief to the motion to dismiss on May 17, 2017, and the Constant Contact defendants’ reply brief was filed on June 19, 2017. Oral argument has not yet been scheduled. The defendants believe the claims asserted in the Amended Complaint are without merit and intend to defend against them vigorously.
18. Related Party Transactions
The Company has various agreements in place with related parties. Below are details of related party transactions that occurred during the six months ended June 30, 2016 and 2017.
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
As of December 31, 2016, approximately $1.3 million was included in accounts payable and accrued expense relating to services provided by Tregaron. As of June 30, 2017, approximately $2.1 million was included in accounts payable and accrued expense relating to services provided by Tregaron.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
	(in thousands)		(in thousands)
Cost of revenue	$3,300	$3,100	$6,400	$6,000
Sales and marketing	100	400	200	500
Engineering and development	300	200	600	650
General and administrative	—	50	100	100
Total related party transaction expense, net	$3,700	$3,750	$7,300	$7,250

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
The following table presents the amounts of related party transactions recorded in the consolidated statements of operations and comprehensive loss for the periods presented relating to services provided by IBS and its affiliates under these agreements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
	(in thousands)		(in thousands)
Revenue	$(700)	$(900)	$(1,300)	$(2,000)
Revenue (contra)	2,000	1,950	4,100	4,150
Total related party transaction impact to revenue	$1,300	$1,050	$2,800	$2,150
Cost of revenue	100	175	300	375
Total related party transaction expense, net	$1,400	$1,225	$3,100	$2,525
As of December 31, 2016 and June 30, 2017, approximately $0.2 million and $0.2 million, respectively, was included in prepaid expenses and other current assets relating to the Company’s agreements with IBS.
As of December 31, 2016 and June 30, 2017, approximately $1.1 million and $1.3 million, respectively was included in accounts payable and accrued expense relating to the Company’s agreements with IBS.
As of December 31, 2016 and June 30, 2017, approximately $0.6 million and $0.6 million, respectively, was included in accounts receivable relating to the Company’s agreements with IBS.
Goldman, Sachs & Co.:
The Company entered into a three-year interest rate cap on December 9, 2015 with a subsidiary of Goldman, Sachs & Co. ("Goldman"). Goldman is a significant shareholder of the Company. Refer to Note 5: Fair Value Measurements, for further details.
Goldman Sachs Lending Partners LLC, a subsidiary of Goldman, was one of the joint bookrunners and joint lead arrangers for the 2017 Refinancing. In that capacity, Goldman Sachs Lending Partners LLC received an arrangement fee of $0.5 million, and was reimbursed for an immaterial amount of expenses.

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

The Company measures profitability of these segments based on revenue, gross profit, and adjusted EBITDA. The accounting policies of each segment are the same as those described in the summary of significant accounting policies; please refer to Note 2: Summary of Significant Accounting Policies, for further details. The following tables contain financial information for each reportable segment for the three months and six months ended June 30, 2016 and 2017:

Consolidated Statement of Operations and Comprehensive Income (Loss):	Three Months Ended June 30, 2016			Three Months Ended June 30, 2017
	Web presence	Email marketing	Total	Web presence	Email marketing	Total
	(in thousands)			(in thousands)
Revenue	$196,041	$94,672	$290,713	$193,172	$99,086	$292,258
Gross profit	86,666	50,970	137,636	82,552	63,123	145,675

Net loss	(17,461)	(15,969)	(33,430)	(33,139)	(2,276)	(35,415)
Interest expense, net (1)	18,077	22,775	40,852	20,294	25,179	45,473
Income tax expense (benefit)	(4,341)	(9,590)	(13,931)	3,995	(1,367)	2,628
Depreciation	9,098	7,662	16,760	10,525	3,526	14,051
Amortization of other intangible assets	19,768	18,055	37,823	16,375	18,565	34,940
Stock-based compensation	10,429	4,595	15,024	14,345	1,900	16,245
Restructuring expenses	789	4,874	5,663	3,699	769	4,468
Transaction expenses and charges	757	221	978	—	193	193
Loss (gain) of unconsolidated entities	341	—	341	(39)	—	(39)
Impairment of other long-lived assets	6,848	—	6,848	—	—	—
Adjusted EBITDA	$44,305	$32,623	$76,928	$36,055	$46,489	$82,544

Consolidated Statement of Operations and Comprehensive Income (Loss):	Six Months Ended June 30, 2016			Six Months Ended June 30, 2017
	Web presence	Email marketing	Total	Web presence	Email marketing	Total
	(in thousands)			(in thousands)
Revenue	$394,089	$133,737	$527,826	$390,520	$196,875	$587,395
Gross profit	176,551	61,722	238,273	169,168	122,895	292,063

Net income (loss)	22,673	(42,022)	(19,349)	(56,766)	(10,227)	(66,993)
Interest expense, net (1)	35,093	35,996	71,089	37,173	47,698	84,871
Income tax expense (benefit)	(88,598)	(25,235)	(113,833)	14,544	(6,142)	8,402
Depreciation	18,075	11,857	29,932	19,763	7,399	27,162
Amortization of other intangible assets	39,523	28,174	67,697	32,280	36,927	69,207
Stock-based compensation	25,075	8,337	33,412	25,445	3,724	29,169
Restructuring expenses	960	16,305	17,265	6,036	4,060	10,096
Transaction expenses and charges	31,114	984	32,098	—	773	773
(Gain) loss of unconsolidated entities (2)	(10,386)	—	(10,386)	(39)	—	(39)
Impairment of other long-lived assets	8,285	—	8,285	—	—	—
Adjusted EBITDA	$81,814	$34,396	$116,210	$78,436	$84,212	$162,648

Consolidated Balance Sheets:	As of December 31, 2016			As of June 30, 2017
	Web presence	Email marketing	Total	Web presence	Email marketing	Total
	(in thousands)			(in thousands)
Total assets	$1,507,977	$1,248,297	$2,756,274	$1,512,346	$1,204,133	$2,716,479

(1)
Interest expense includes impact of amortization of deferred financing costs, original issuance discounts and interest income. For the three and six months ended June 30, 2017, it also includes $6.5 million of deferred financing costs and OID immediately expensed upon the 2017 Refinancing.

(2)
The (gain) loss of unconsolidated entities is reported on a net basis for the three months ended June 30, 2016. The six months ended June 30, 2016 includes a gain of $11.4 million on the Company's investment in WZ UK Ltd. This gain was generated on January 6, 2016, when the Company increased its ownership stake in WZ UK Ltd. from 49% to 57.5%, which required a revaluation of the Company's existing investment to its implied fair value. This $11.4 million gain was partially offset by the Company's proportionate shares of net losses from unconsolidated entities of $1.0 million.

20. Subsequent Events
The Company evaluated all subsequent events occurring through August 4, 2017, to determine if any such events should be reflected in these financial statements. There were no material recognized subsequent events recorded in the June 30, 2017 financial statements, except as follows:
On July 7, 2017, the Company redeemed the remaining redeemable non-controlling interest from the minority shareholders of WZ UK for $25.0 million.

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

The following tables present supplemental condensed consolidating balance sheet information of the Company (“Parent”), the Issuer, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries as of December 31, 2016 and June 30, 2017, supplemental condensed consolidating results of operations for the three months ended June 30, 2016 and 2017, and cash flow information for the six months ended June 30, 2016 and 2017:

Condensed Consolidating Balance Sheets
December 31, 2016
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$3	$4	$39,034	$14,555	$—	$53,596
Restricted cash	—	—	2,620	682	—	3,302
Accounts receivable	—	—	10,148	2,940	—	13,088
Prepaid domain name registry fees	—	—	31,044	24,697	(297)	55,444
Prepaid expenses & other current assets	—	81	17,996	10,601	—	28,678
Total current assets	3	85	100,842	53,475	(297)	154,108
Intercompany receivables, net	31,665	799,953	(690,761)	(140,857)	—	—
Property and equipment, net	—	—	82,901	12,371	—	95,272
Goodwill	—	—	1,683,121	176,788	—	1,859,909
Other intangible assets, net	—	—	592,095	19,962	—	612,057
Investment in subsidiaries	92,068	1,299,562	40,651	—	(1,432,281)	—
Other assets	—	5,911	23,153	5,864	—	34,928
Total assets	$123,736	$2,105,511	$1,832,002	$127,603	$(1,432,578)	$2,756,274
Liabilities, redeemable non-controlling interest and stockholders' equity:
Current liabilities:
Accounts payable	$—	$—	$13,801	$2,273	$—	$16,074
Accrued expenses and other current liabilities	—	27,208	60,760	9,890	—	97,858
Deferred revenue	—	—	295,208	60,925	(943)	355,190
Current portion of notes payable	—	35,700	—	—	—	35,700
Current portion of capital lease obligations	—	—	6,690	—	—	6,690
Deferred consideration, short-term	—	—	4,415	858	—	5,273
Total current liabilities	—	62,908	380,874	73,946	(943)	516,785
Deferred revenue, long-term	—	—	77,649	11,551	—	89,200
Notes payable	—	1,951,280	—	—	—	1,951,280
Capital lease obligations	—	—	512	—	—	512
Deferred consideration	—	—	7,419	25	—	7,444
Other long-term liabilities	—	(745)	48,233	1,429	—	48,917
Total liabilities	—	2,013,443	514,687	86,951	(943)	2,614,138
Redeemable non-controlling interest	—	—	17,753	—	—	17,753
Equity	123,736	92,068	1,299,562	40,652	(1,431,635)	124,383
Total liabilities and equity	$123,736	$2,105,511	$1,832,002	$127,603	$(1,432,578)	$2,756,274

Condensed Consolidating Balance Sheets
June 30, 2017
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$172	$3	$63,458	$17,776	$—	$81,409
Restricted cash	—	—	2,472	929	—	3,401
Accounts receivable	—	—	8,165	3,499	—	11,664
Prepaid domain name registry fees	—	—	30,961	25,812	(63)	56,710
Prepaid expenses & other current assets	14	57	19,230	9,543	—	28,844
Total current assets	186	60	124,286	57,559	(63)	182,028
Intercompany receivables, net	32,614	724,750	(615,827)	(141,537)	—	—
Property and equipment, net	—	—	80,599	14,026	—	94,625
Goodwill	—	—	1,685,981	175,627	—	1,861,608
Other intangible assets, net	—	—	528,901	16,089	—	544,990
Investment in subsidiaries	48,574	1,309,329	43,070	—	(1,400,973)	—
Other assets	—	4,323	22,629	6,276	—	33,228
Total assets	$81,374	$2,038,462	$1,869,639	$128,040	$(1,401,036)	$2,716,479
Liabilities, redeemable non-controlling interest and stockholders' equity:
Current liabilities:
Accounts payable	$—	$—	$11,040	$1,801	$—	$12,841
Accrued expenses and other current liabilities	—	20,659	67,496	9,968	—	98,123
Deferred revenue	—	—	308,301	61,817	(293)	369,825
Current portion of notes payable	—	33,945	—	—	—	33,945
Current portion of capital lease obligations	—	—	4,481	—	—	4,481
Deferred consideration, short-term	—	—	4,250	—	—	4,250
Total current liabilities	—	54,604	395,568	73,586	(293)	523,465
Deferred revenue, long-term	—	—	80,693	10,563	—	91,256
Notes payable	—	1,936,258	—	—	—	1,936,258
Capital lease obligations	—	—	1,537	—	—	1,537
Deferred consideration	—	—	3,412	25	—	3,437
Other long-term liabilities	—	(974)	54,100	796	—	53,922
Total liabilities	—	1,989,888	535,310	84,970	(293)	2,609,875
Redeemable non-controlling interest	—	—	25,000	—	—	25,000
Equity	81,374	48,574	1,309,329	43,070	(1,400,743)	81,604
Total liabilities and equity	$81,374	$2,038,462	$1,869,639	$128,040	$(1,401,036)	$2,716,479

Condensed Consolidating Statements of Operations and Comprehensive Loss
Three months ended June 30, 2016
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$257,712	$34,324	$(1,323)	$290,713
Cost of revenue	—	—	131,629	22,942	(1,494)	153,077
Gross profit	—	—	126,083	11,382	171	137,636
Operating expense:
Sales and marketing	—	—	62,747	17,571	(9)	80,309
Engineering and development	—	—	20,883	6,804	—	27,687
General and administrative	—	76	31,232	3,522	—	34,830
Transaction costs	—	—	999	(21)	—	978
Total operating expense	—	76	115,861	27,876	(9)	143,804
Income (loss) from operations	—	(76)	10,222	(16,494)	180	(6,168)
Interest expense and other income, net	—	39,985	863	4	—	40,852
Income (loss) before income taxes and equity earnings of unconsolidated entities	—	(40,061)	9,359	(16,498)	180	(47,020)
Income tax expense (benefit)	—	(15,654)	2,697	(974)	—	(13,931)
Loss before equity earnings of unconsolidated entities	—	(24,407)	6,662	(15,524)	180	(33,089)
Equity loss of unconsolidated entities, net of tax	33,612	9,203	15,865	92	(58,431)	341
Net loss	(33,612)	(33,610)	(9,203)	(15,616)	58,611	(33,430)
Net loss attributable to non-controlling interest	—	—	(5,390)	—	—	(5,390)
Net loss attributable to Endurance International Group Holdings, Inc.	$(33,612)	$(33,610)	$(3,813)	$(15,616)	$58,611	$(28,040)
Comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	540	—	540
Unrealized gain (loss) on cash flow hedge, net of taxes	—	(427)	—	—	—	(427)
Total comprehensive loss	$(33,612)	$(34,037)	$(3,813)	$(15,076)	$58,611	$(27,927)

Condensed Consolidating Statements of Operations and Comprehensive Loss
Six months ended June 30, 2016
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$461,781	$67,701	$(1,656)	$527,826
Cost of revenue	—	—	246,260	45,357	(2,064)	289,553
Gross profit	—	—	215,521	22,344	408	238,273
Operating expense:
Sales and marketing	—	—	116,976	42,642	(15)	159,603
Engineering and development	—	—	33,781	10,161	—	43,942
General and administrative	—	120	68,052	6,937	—	75,109
Transaction costs	—	—	32,098	—	—	32,098
Total operating expense	—	120	250,907	59,740	(15)	310,752
Income (loss) from operations	—	(120)	(35,386)	(37,396)	423	(72,479)
Interest expense and other income, net	—	69,341	(9,577)	(85)	—	59,679
Income (loss) before income taxes and equity earnings of unconsolidated entities	—	(69,461)	(25,809)	(37,311)	423	(132,158)
Income tax expense (benefit)	—	(26,870)	(86,437)	(526)	—	(113,833)
Loss before equity earnings of unconsolidated entities	—	(42,591)	60,628	(36,785)	423	(18,325)
Equity loss of unconsolidated entities, net of tax	19,773	(22,820)	37,810	92	(33,831)	1,024
Net loss	(19,773)	(19,771)	22,818	(36,877)	34,254	(19,349)
Net loss attributable to non-controlling interest	—	—	(13,120)	—	—	(13,120)
Net loss attributable to Endurance International Group Holdings, Inc.	$(19,773)	$(19,771)	$35,938	$(36,877)	$34,254	$(6,229)
Comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	882	—	882
Unrealized gain (loss) on cash flow hedge, net of taxes	—	(1,938)	—	—	—	(1,938)
Total comprehensive loss	$(19,773)	$(21,709)	$35,938	$(35,995)	$34,254	$(7,285)

Condensed Consolidating Statements of Operations and Comprehensive Loss
Three months ended June 30, 2017
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$259,725	$33,769	$(1,236)	$292,258
Cost of revenue	—	—	125,511	22,148	(1,076)	146,583
Gross profit	—	—	134,214	11,621	(160)	145,675
Operating expense:
Sales and marketing	—	—	65,948	6,158	—	72,106
Engineering and development	—	—	18,351	1,798	—	20,149
General and administrative	—	55	37,712	2,813	—	40,580
Transaction costs	—	—	193	—	—	193
Total operating expense	—	55	122,204	10,769	—	133,028
Income (loss) from operations	—	(55)	12,010	852	(160)	12,647
Interest expense and other income, net	—	45,406	247	(180)	—	45,473
Income (loss) before income taxes and equity earnings of unconsolidated entities	—	(45,461)	11,763	1,032	(160)	(32,826)
Income tax expense (benefit)	—	(16,794)	19,555	(133)	—	2,628
Loss before equity earnings of unconsolidated entities	—	(28,667)	(7,792)	1,165	(160)	(35,454)
Equity loss of unconsolidated entities, net of tax	35,256	6,589	(1,204)	—	(40,680)	(39)
Net loss	(35,256)	(35,256)	(6,588)	1,165	40,520	(35,415)
Net loss attributable to non-controlling interest	—	—	3,714	—	—	3,714
Net loss attributable to Endurance International Group Holdings, Inc.	$(35,256)	$(35,256)	$(10,302)	$1,165	$40,520	$(39,129)
Comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	1,228	—	1,228
Unrealized gain (loss) on cash flow hedge, net of taxes	—	(176)	—	—	—	(176)
Total comprehensive loss	$(35,256)	$(35,432)	$(10,302)	$2,393	$40,520	$(38,077)

Condensed Consolidating Statements of Operations and Comprehensive Loss
Six months ended June 30, 2017
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$521,821	$68,302	$(2,728)	$587,395
Cost of revenue	—	—	253,403	44,237	(2,308)	295,332
Gross profit	—	—	268,418	24,065	(420)	292,063
Operating expense:
Sales and marketing	—	—	134,016	10,865	(3)	144,878
Engineering and development	—	—	33,641	6,870	—	40,511
General and administrative	—	110	73,383	6,167	—	79,660
Transaction costs	—	—	773	—	—	773
Total operating expense	—	110	241,813	23,902	(3)	265,822
Income (loss) from operations	—	(110)	26,605	163	(417)	26,241
Interest expense and other income, net	—	84,652	394	(175)	—	84,871
Income (loss) before income taxes and equity earnings of unconsolidated entities	—	(84,762)	26,211	338	(417)	(58,630)
Income tax expense (benefit)	—	(31,311)	39,250	463	—	8,402
Loss before equity earnings of unconsolidated entities	—	(53,451)	(13,039)	(125)	(417)	(67,032)
Equity loss of unconsolidated entities, net of tax	66,577	13,127	87	—	(79,830)	(39)
Net loss	(66,577)	(66,578)	(13,126)	(125)	79,413	(66,993)
Net loss attributable to non-controlling interest	—	—	7,524	—	—	7,524
Net loss attributable to Endurance International Group Holdings, Inc.	$(66,577)	$(66,578)	$(20,650)	$(125)	$79,413	$(74,517)
Comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	1,914	—	1,914
Unrealized gain (loss) on cash flow hedge, net of taxes	—	(392)	—	—	—	(392)
Total comprehensive loss	$(66,577)	$(66,970)	$(20,650)	$1,789	$79,413	$(72,995)

Condensed Consolidating Statement of Cash Flows
Six months ended June 30, 2016
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$(22,903)	$108,768	$(20,250)	$—	$65,615
Cash flows from investing activities:
Businesses acquired in purchase transaction, net of cash acquired	—	—	(899,889)	—	—	(899,889)
Purchases of property and equipment	—	—	(17,881)	(3,080)	—	(20,961)
Cash paid for minority investments	—	—	(5,600)	—	—	(5,600)
Proceeds from sale of property and equipment	—	—	252	—	—	252
Proceeds from note receivable	—	—	—	—	—	—
Proceeds from sale of assets	—	—	—	—	—	—
Purchases of intangible assets	—	—	(11)	(16)	—	(27)
Net (deposits) and withdrawals of principal balances in restricted cash accounts	—	—	(347)	(421)	—	(768)
Net cash used in investing activities	—	—	(923,476)	(3,517)	—	(926,993)
Cash flows from financing activities:
Proceeds from issuance of notes payable and draws on revolver	—	1,072,178	—	—	—	1,072,178
Repayment of notes payable and revolver	—	(116,850)	—	—	—	(116,850)
Payment of financing costs	—	(51,727)	—	—	—	(51,727)
Payment of deferred consideration	—	—	(37)	(670)	—	(707)
Payment of redeemable non-controlling interest liability	—	—	—	—	—	—
Principal payments on capital lease obligations	—	—	(2,896)	—	—	(2,896)
Proceeds from exercise of stock options	1,328	—	—	—	—	1,328
Capital investments from minority partner	—	—	—	1,000	—	1,000
Intercompany loans and investments	(1,332)	(880,752)	854,910	27,174	—	—
Net cash provided by (used in) financing activities	(4)	22,849	851,977	27,504	—	902,326
Net effect of exchange rate on cash and cash equivalents	—	—	—	1,614	—	1,614
Net increase (decrease) in cash and cash equivalents	(4)	(54)	37,269	5,351	—	42,562
Cash and cash equivalents:
Beginning of period	12	67	21,286	11,665	—	33,030
End of period	$8	$13	$58,555	$17,016	$—	$75,592

Condensed Consolidating Statement of Cash Flows
Six months ended June 30, 2017
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(14)	$(47,489)	$126,047	$3,878	$—	$82,422
Cash flows from investing activities:
Businesses acquired in purchase transaction, net of cash acquired	—	—	—	—	—	—
Purchases of property and equipment	—	—	(17,020)	(2,275)	—	(19,295)
Cash paid for minority investments	—	—	—	—	—	—
Proceeds from sale of property and equipment	—	—	287	—	—	287
Proceeds from note receivable	—	—	—	—	—	—
Proceeds from sale of assets	—	—	—	—	—	—
Purchases of intangible assets	—	—	(1,646)	(34)	—	(1,680)
Net (deposits) and withdrawals of principal balances in restricted cash accounts	—	—	148	(248)	—	(100)
Net cash used in investing activities	—	—	(18,231)	(2,557)	—	(20,788)
Cash flows from financing activities:						—
Proceeds from issuance of term loan and notes, net of original issue discounts	—	1,693,007	—	—	—	1,693,007
Repayment of term loans	—	(1,714,661)	—	—	—	(1,714,661)
Payment of financing costs	—	(6,060)	—	—	—	(6,060)
Payment of deferred consideration	—	—	(4,550)	(858)	—	(5,408)
Payment of redeemable non-controlling interest liability	—	—	—	—	—	—
Principal payments on capital lease obligations	—	—	(3,908)	—	—	(3,908)
Proceeds from exercise of stock options	1,132	—	—	—	—	1,132
Capital investments from minority partner	—	—	—	—	—	—
Intercompany loans and investments	(949)	75,202	(74,934)	681	—	—
Net cash provided by (used in) financing activities	183	47,488	(83,392)	(177)	—	(35,898)
Net effect of exchange rate on cash and cash equivalents	—	—	—	2,077	—	2,077
Net increase (decrease) in cash and cash equivalents	169	(1)	24,424	3,221	—	27,813
Cash and cash equivalents:
Beginning of period	3	4	39,034	14,555	—	53,596
End of period	$172	$3	$63,458	$17,776	$—	$81,409
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “strategy,” “target,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below, among others. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Overview

We are a leading provider of cloud-based platform solutions designed to help small- and medium-sized businesses, or SMBs, succeed online. We serve approximately 5.217 million subscribers globally with a comprehensive suite of products and services that help SMBs get online, get found and grow their businesses. Historically, our products focused largely on web hosting and other basic web presence solutions such as domains, but over time we have expanded to offer security, site backup, premium domains, search engine optimization, or SEO, and search engine marketing, or SEM, Google Adwords, mobile solutions, social media enablement, website analytics, email marketing and productivity and e-commerce tools, among others.

During the past several years, we launched additional products and services, including website builders, virtual private network (VPN) solutions, mobile site builders and new hosting brands, both to address market trends and to expand the product gateways through which new subscribers initially reach us. We refer to these products and services as “gateway products.” Many of the gateway products had higher subscriber acquisition costs and higher subscriber churn than we anticipated. In response to these results, we have reduced or eliminated marketing investments for most of our gateway products and have narrowed our gateway investments to our website builder product.

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

On June 14, 2017, we refinanced our original first lien term loan (which was priced at an interest rate of LIBOR plus 5.48%, had a balance of $980.6 million and matured in November 2019) and our incremental first lien term loan (which was priced at an interest rate of LIBOR plus 5.00%, had a balance of $716.7 million and matured in February 2023) with a new term loan in the amount of $1,697.3 million (the "2017 Refinancing") before original issue discounts ("OID"). The new term loan is priced at an interest rate of LIBOR plus 4.00% and matures in February 2023. We expect to reduce our interest payments for the remainder of 2017 by approximately $8 million due to this refinancing. Additionally, we recorded charges of $6.5 million during the three months ended June 30, 2017, included within interest expense, to expense certain deferred financing costs and OID related to the new and refinanced debt.

During the first six months of 2017, we began to accelerate certain initiatives to cut costs and streamline our operations. As a result, we expect our restructuring charges for 2017 to be higher than we anticipated at the beginning of the year. In addition, we expect changes in deferred revenue to be lower than we originally anticipated for 2017 due to lower cash billings, primarily resulting from our reduction in marketing expenditures on non-strategic brands. We anticipate that these factors will negatively impact our cash flow from operations for 2017, although we expect the reduction in cash flow from operations to be partially offset by lower interest payments as result of the 2017 Refinancing.

During the three months ended June 30, 2017, we continued to implement our priorities for 2017, which include:

•
Investing in key brands that generally attract subscribers with high long-term revenue potential, including Constant Contact, Bluehost and HostGator, or that address specific market opportunities, including our website builder product and international brands such as BigRock;

•
Upgrading the product, customer support and user experience for our key web hosting brands and our website builder product, including through greater centralization of our customer support organization; and

•	Rolling out various initiatives to expand revenue streams though expansion of our international business, cross-selling products between our two segments and other product initiatives.

We believe we made progress during the three months ended June 30, 2017 in each of these areas, including the following:

•	Continued to focus our marketing expenditures on our key brands, which, taken together, showed positive net subscriber additions for the three and six months ended June 30, 2017;

•	Substantially completed the move of our Orem, Utah-based customer support to our Tempe, Arizona support center;

•	Offered our email marketing product on a free-to-paid basis to subscribers of HostGator and iPage, with encouraging early results on adoption and free-to-paid conversions; and

•	Continued to make improvements to our website builder product in preparation for an anticipated re-launch of the product in the second half of 2017.

We continue to see an impact from the de-emphasis of our non-strategic brands and from competition in our industry. These non-strategic brands are principally hosting brands, but also include our cloud backup brands and discontinued gateway products such as our VPN solution. Subscriber counts are decreasing in these brands, and we are managing them to optimize cash flow rather than to acquire new subscribers. These brands had a negative impact on cash billings, changes in deferred revenue, revenue and subscriber growth during the three months ended June 30, 2017, as further discussed below. We also continue to be affected by competitive pressures across our business, including from competitors who have invested more heavily in brand awareness and product and technology research and development than we have. In particular, we have seen increased competition for new subscribers through our marketing channels, which has resulted in higher costs to acquire new subscribers.

In addition, our company is undergoing a period of significant management transition. We have announced several senior executive transitions since March 2017, including the pending transition of our chief executive officer, Hari Ravichandran. We have also had other recent senior level departures, including within our engineering team and our international business. While we believe we are making progress on our 2017 initiatives despite the management transition, these changes could still be disruptive for a number of reasons, including: insufficient management resources and leadership continuity to continue to drive key business initiatives forward; deterioration of morale and potential departures among employees who worked closely with the transitioning executives; and difficulty attracting new employees due to the impression of instability that the transitions may create. See "Risk Factors - We are currently undergoing a period of significant management transition, which could be disruptive to our business."

The success of our plans for 2017 and beyond depends on a number of factors, including our ability to: successfully improve customer satisfaction and retention in our web presence segment by upgrading our products, customer support and user experience; stay focused on our key initiatives and retain and recruit qualified employees during a time of management transition; and make the engineering and product development changes necessary to improve our products and user experience and to facilitate increased cross-selling and other product initiatives. If we are unable to make the necessary upgrades and changes to our business on our currently anticipated timeframe, if these upgrades and changes do not result in the anticipated improvements in customer satisfaction or retention, or if the management transition we are undergoing interferes with our plans due to recruiting, retention or morale challenges or other factors, we may not see the results we expect from our initiatives, we may need to delay, scale back or abandon our plans to focus marketing expenditures on our website builder product or other key brands during the second half of 2017, or we may incur greater than expected costs or subscriber churn, any of which could adversely affect our financial and operating results for the year. See “Risk Factors” for further discussion of the risks facing our business.

Summary of Second Quarter 2017 Results

Our financial results for the three and six months ended June 30, 2017, and particularly year over year changes during those periods as compared to the corresponding periods in 2016, were significantly impacted by our acquisition of Constant Contact, including in the following key respects:

•
Full six month impact in the 2017 period. We began including Constant Contact in our financial results on February 10, 2016, the day after the closing of the acquisition. The inclusion of Constant Contact results for the entire six months ended June 30, 2017 was a significant factor in many of the year over year differences between that period and the comparable period in 2016.

•
Purchase accounting adjustment. Our financial results can be impacted by purchase accounting adjustments for our acquisitions, which represent the reduction of post-acquisition revenues from the write-down of deferred revenue to fair value as of the acquisition date. Post-acquisition, deferred revenues are recognized at the reduced amount, until such time that the subscription is renewed. The impact generally normalizes within a year following the acquisition. The purchase accounting adjustment related to the Constant Contact acquisition, which we refer to as the "Constant Contact purchase accounting adjustment," reduced email marketing segment revenue by approximately $0.5 million and $14.2 million, respectively, for the three and six months ended June 30, 2016.

•
Changes in our debt service obligations. In connection with the Constant Contact acquisition in February 2016, we had entered into a $735.0 million incremental first lien term loan facility and a new $165.0 million revolving credit facility (which replaced our existing $125.0 million revolving credit facility), and our wholly owned subsidiary EIG Investors Corp. issued $350.0 million aggregate principal amount of 10.875% senior notes due 2024. These financing arrangements have significantly increased our debt service obligations. We consolidated the incremental first lien term loan with our original first lien term loan as part of the 2017 Refinancing.

•
Cost efficiencies from 2016 restructuring plan. Cost efficiencies resulting from the restructuring plan we implemented in connection with the Constant Contact acquisition, which we refer to as the "2016 Constant Contact restructuring plan," were a significant factor in many of our year over year changes.

In addition, our financial results for the three and six months ended June 30, 2017 were affected by the following:

•
Our initiatives to consolidate our customer support operations, primarily the transition of customer support formerly based in Orem, Utah to our support center in Tempe, Arizona, which resulted in us incurring duplicate customer support costs and restructuring charges during the period; and

•
Our reallocation of certain corporate overhead and other costs from the email marketing segment to the web presence segment as we moved email marketing segment resources from roles dedicated to email marketing to roles dedicated to web presence or to functions shared by both segments.

A tax benefit recorded during the six months ended June 30, 2016 also had a significant impact on certain year over year changes in our financial results. Prior to the acquisition of Constant Contact, we maintained a valuation allowance against certain deferred tax assets. The acquisition of Constant Contact resulted in a significant increase in deferred tax liabilities, which far exceeded pre-acquisition deferred tax assets. Immediately following the acquisition, we scheduled out the reversal of deferred tax assets and liabilities, and determined that these reversals would be sufficient to realize a significant portion of our domestic deferred tax assets which existed as of the acquisition date, and we continued to maintain a valuation allowance against those deferred tax assets that were not likely to be realized. As a result, we recorded a tax benefit of $74.4 million to reverse valuation allowances during the six months ended June 30, 2016. Our total tax benefit recorded for this period was $113.8 million, consisting primarily of $74.4 million reversal of the valuation allowance as well as a federal and state deferred tax benefit of $40.6 million. We incurred a tax expense of $8.4 million for the six months ended June 30, 2017, which consists primarily of federal and state deferred tax expenses of $5.3 million and federal and state current tax liabilities to support the realizability of our deferred tax assets, requiring us to record valuation allowances against these assets.

The factors discussed above, as well as reduced investments in gateway and other non-strategic products as compared to the periods ended June 30, 2016, had a material effect on our financial results for the periods ended June 30, 2017. Year over year changes in revenue, net income (loss) and net cash provided by operating activities are summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
Revenue	$290,713	$292,258	$527,826	$587,395
Net income (loss)	$(33,430)	$(35,415)	$(19,349)	$(66,993)
Net cash provided by operating activities	$53,843	$48,747	$65,615	$82,422
Revenue grew from $290.7 million for the three months ended June 30, 2016 to $292.3 million for the three months ended June 30, 2017. Substantially all of this growth was due to our email marketing segment, specifically growth in revenues from existing Constant Contact subscribers and the negative impact of the Constant Contact purchase accounting adjustment during the three months ended June 30, 2016. Web presence segment revenue was down slightly year over year.
Revenue grew from $527.8 million for the six months ended June 30, 2016 to $587.4 million for the six months ended June 30, 2017. Substantially all of this growth was due to our email marketing segment, specifically the impact of a full quarter of Constant Contact contribution in the 2017 period, the negative impact of the Constant Contact purchase accounting adjustment during the 2016 period, and growth in revenues from existing Constant Contact subscribers. Web presence segment revenue was down slightly year over year.
Net loss increased from $33.4 million for the three months ended June 30, 2016 to a net loss of $35.4 million for the three months ended June 30, 2017. This increase in net loss was due primarily to the determination that we should provide a valuation allowance against certain deferred tax assets, which caused us to record a tax provision of $2.6 million for the 2017 period as compared to a tax benefit of $13.9 million for the 2016 period and increased our net loss by $16.5 million. Increased net interest expense of $4.6 million, which was primarily due to the expensing of deferred financing costs incurred for the 2017 Refinancing, was also a factor. These factors were partially offset by increased operating income of $18.8 million, primarily due to improved performance of our email marketing segment.
Net loss increased from $19.3 million for the six months ended June 30, 2016 to $67.0 million for the six months ended June 30, 2017. This increase in net loss was due primarily to the determination that we should provide a valuation allowance against certain deferred tax assets, which caused us to record a tax provision of $8.4 million for the 2017 period as compared to a tax benefit of $113.8 million for the 2016 period and increased net loss by $122.2 million. Increased net interest expense of $13.8 million, primarily due to the increased debt incurred to acquire Constant Contact, and an $11.4 million gain on consolidation of WZ (UK) Ltd. ("WZ UK") in the first half of 2016 which did not recur in 2017 were also factors. These factors were partially offset by increased gross profit of $53.8 million, mostly attributable to the inclusion of Constant Contact for a full six months in the 2017 period, reduced operating expenses of $44.9 million as we incurred $31.3 million in higher acquisition transaction costs in the 2016 period, mainly to acquire Constant Contact, and reduced marketing costs for our web presence brands due to our reduced marketing investments in gateway and other non-strategic products.
Net cash provided by operating activities decreased from $53.8 million for the three months ended June 30, 2016 to $48.7 million for the three months ended June 30, 2017. This decrease was due primarily to lower cash billings, which resulted in cash provided by changes in deferred revenue for the 2017 period being $11.1 million lower than the 2016 period. This decrease in cash billings was mainly the result of our decision to direct marketing investments away from gateway products and other non-strategic brands and towards our key brands, which we believe generate higher lifetime revenue and a better potential return on our marketing investments. In addition, due to the 2017 Refinancing, we accelerated $6.2 million of interest payments that would otherwise have been paid in the third quarter of 2017 into the three months ended June 30, 2017. These factors were partially offset by lower cash outflows for severance and other restructuring costs of $5.5 million, and by other increases in cash flow, mainly related to our email marketing segment.
Net cash provided by operating activities increased from $65.6 million for the six months ended June 30, 2016 to $82.4 million for the six months ended June 30, 2017. This increase was primarily due to a $36.1 million decrease in acquisition transaction cost payments, mainly related to expenses paid in the 2016 period to acquire Constant Contact, a decrease in severance and other restructuring costs of $7.2 million due to the substantial completion of the Constant Contact restructuring plan during 2016, and increased operating cash flow from the inclusion of Constant Contact for a full six months in the 2017 period. These factors were partially offset by higher payments of interest expense of $36.0 million in the 2017 period, primarily due to increased debt incurred to acquire Constant Contact.

Recent Developments
On July 7, 2017, we paid $25.0 million to the minority shareholders of WZ UK, a provider of technology, sales and marketing services associated with web builder solutions, in order to acquire their remaining 13.6% minority stake in WZ UK. We now own 100% of WZ UK.
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

The following table summarizes our key metrics by segment for the periods presented (in thousands, except ARPS):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
Consolidated metrics:
Total subscribers	5,480	5,217	5,480	5,217
Average subscribers for the period	5,463	5,261	5,274	5,294
ARPS	$17.74	$18.52	$16.68	$18.49
Adjusted EBITDA	$76,928	$82,544	$116,210	$162,648

Web presence segment metrics:
Total subscribers	4,929	4,687	4,929	4,687
Average subscribers for the period	4,906	4,727	4,838	4,757
ARPS	$13.32	$13.62	$13.58	$13.68
Adjusted EBITDA	$44,305	$36,055	$81,814	$78,436

Email marketing segment metrics:
Total subscribers	551	530	551	530
Average subscribers for the period	557	534	436	537
ARPS	$56.68	$61.88	$51.15	$61.10
Adjusted EBITDA	$32,623	$46,489	$34,396	$84,212
Total Subscribers

We define total subscribers as the approximate number of subscribers that, as of the end of a period, are identified as subscribing directly to our products on a paid basis, excluding accounts that access our solutions via resellers or that purchase only domain names from us. Subscribers of more than one brand, and subscribers with more than one distinct billing relationship or subscription with us, are counted as separate subscribers. Total subscribers for a period reflects adjustments to add or subtract subscribers as we integrate acquisitions and/or are otherwise able to identify subscribers that meet, or do not meet, this definition of total subscribers. We refer to these adjustments in this discussion of total subscribers as “adjustments.”

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

Our subscriber base also includes customers who subscribe to email service, domain privacy or certain other non-hosting subscription services which are generally lower-priced than our hosting packages. In the discussion below, we refer to these subscribers and subscribers on-boarded through the domain-focused programs described above as “light web presence” subscribers. As of June 30, 2017, light web presence subscribers accounted for approximately 437,840 of our total subscribers.

The table below shows approximate figures for sources of subscriber changes by segment from June 30, 2016 to June 30, 2017 (all numbers in thousands). “Acquisitions” refers to the number of total subscribers we acquired due to acquisitions that we completed during the relevant period, as measured at the time of the acquisition.

	Web presence	Email marketing	Total
	# Subscribers	# Subscribers	# Subscribers
Total Subscribers June 30, 2016	4,929	551	5,480
Acquisitions	1	—	1
Light web presence subscribers	53	—	53
Adjustments	(22)	—	(22)
Core subscriber increase (decrease)	(274)	(21)	(295)
Total Subscribers June 30, 2017	4,687	530	5,217

The decrease in total subscribers from June 30, 2016 to June 30, 2017 was driven primarily by subscriber losses in our non-strategic brands in our web presence segment, which are further discussed in the "Overview" section above. In the aggregate, the portfolio of key web presence brands that we are targeting for investment during 2017 (including, among others, HostGator, Bluehost, and certain international brands) showed positive net subscriber adds for the twelve, six and three months ended June 30, 2017. However, these positive net adds were outweighed by the negative impact of subscriber losses in non-strategic brands, including non-strategic hosting brands, our cloud backup solution and discontinued gateway products such as our VPN product. We expect total subscribers in our web presence segment to continue to decrease during 2017, due primarily to the impact of subscriber churn in non-strategic brands. We also expect total subscribers in our email marketing segment to decrease during 2017. We believe this decrease is due primarily to the impact of competition in our email marketing segment.

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

The following table reflects the calculation of ARPS by segment (all data in thousands, except ARPS data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
Consolidated revenue	$290,713	$292,258	$527,826	$587,395
Consolidated total subscribers	5,480	5,217	5,480	5,217
Consolidated average subscribers for the period	5,463	5,261	5,274	5,294
Consolidated average revenue per subscriber (ARPS)	$17.74	$18.52	$16.68	$18.49

Web presence revenue	$196,041	$193,172	$394,089	$390,520
Web presence subscribers	4,929	4,687	4,929	4,687
Web presence average subscribers for the period	4,906	4,727	4,838	4,757
Web presence average revenue per subscriber (ARPS)	$13.32	$13.62	$13.58	$13.68

Email marketing revenue	$94,672	$99,086	$133,737	$196,875
Email marketing subscribers	551	530	551	530
Email marketing average subscribers for the period	557	534	436	537
Email marketing average revenue per subscriber (ARPS)	$56.68	$61.88	$51.15	$61.10

ARPS does not represent an exact measure of the average amount a subscriber spends with us each month, because our calculation of ARPS includes all of our revenue, including revenue generated by non-subscribers, in the numerator. We have three principal sources of non-subscriber revenue:

•
Revenue from domain-only customers. We cannot separately quantify revenue attributable to domain-only customers, who are customers that only purchase a domain name from us. Our subscriber definition does not include domain-only customers, which results in generally higher overall ARPS as our revenue used to compute ARPS includes revenue from domain-only customers. Although we cannot separately quantify revenue attributable to domain-only customers, we can measure the total amount of our revenue from domains. Our total revenue from domains, all of which was in our web presence segment, was $31.6 million and $30.7 million for the three months ended June 30, 2016 and 2017, respectively, and $65.2 million and $61.9 million for the six months ended June 30, 2016 and 2017, respectively.

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

A portion of our revenue is generated from customers that resell our services. We refer to these customers as “resellers.” We consider these resellers (rather than the end user customers of these resellers) to be subscribers under our total subscribers definition, because we do not have a billing relationship with the end users and cannot determine the number of end users acquiring our services through a reseller. A majority of our reseller revenues is for the purchase of domains and is included in the figures shown above for total revenue from domains. Our reseller revenues, excluding the portion included in total revenue from domains, for the three months ended June 30, 2016 and 2017 were $6.5 million and $8.4 million, respectively and for the six months ended June 30, 2016 and 2017 were $13.1 million and $16.7 million, respectively.

The table below quantifies, on a consolidated basis and by segment, domain monetization and marketing development fund revenue for the respective periods (all data in thousands, except ARPS data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
Consolidated
Marketing development fund revenue	$3,166	$3,160	$6,388	$5,943
Marketing development funds - contribution to ARPS	$0.19	$0.38	$0.2	$0.27
Domain monetization revenue	$7,443	$6,736	$16,050	$13,602
Domain monetization revenue - contribution to ARPS	$0.47	$0.86	$0.51	$0.64

Web presence
Marketing development fund revenue	$2,365	$2,356	$4,976	$4,411
Marketing development funds - contribution to ARPS	$0.16	$0.17	$0.17	$0.15
Domain monetization revenue	$7,443	$6,736	$16,050	$13,602
Domain monetization revenue - contribution to ARPS	$0.51	$0.47	$0.54	$0.48

Email marketing
Marketing development fund revenue	$801	$804	$1,412	$1,532
Marketing development funds - contribution to ARPS	$0.48	$0.5	$0.31	$0.27

For the three months ended June 30, 2016 and 2017, consolidated ARPS increased from $17.74 to $18.52, respectively. This increase in ARPS was driven primarily by our email marketing segment. Additionally, our web presence segment experienced a slight improvement in ARPS in the three months ended June 30, 2017. For the six months ended June 30, 2016 and 2017, consolidated ARPS increased from $16.68 to $18.49, respectively. This increase in ARPS was driven primarily by our email marketing segment. Additionally, our web presence segment experienced a modest improvement in ARPS in the six months ended June 30, 2017.

Web presence ARPS increased slightly from $13.32 for the three months ended June 30, 2016 to $13.62 for the three months ended June 30, 2017. This increase was the result of a reduction in the number of subscribers to our lower-priced gateway and cloud backup products and slight increases in prices for some of our brands, partially offset by a slight decline in non-subscriber revenue. Web presence ARPS increased slightly from $13.58 for the six months ended June 30, 2016 to $13.68 for the six months ended June 30, 2017. This increase resulted from the same factors that contributed to the year over year increase for the three months ended June 30, 2017.

Email marketing ARPS increased from $56.68 for the three months ended June 30, 2016 to $61.88 for the three months ended June 30, 2017. This increase was primarily due to increased sales to existing customers, in addition to modest price increases. In addition, the Constant Contact purchase accounting adjustment, which reduced email marketing segment revenue for the three months ended June 30, 2016 by $0.5 million and resulted in a negative impact on ARPS of approximately $0.30 during that period, also contributed to the increase. Email marketing ARPS increased from $51.15 for the six months ended June 30, 2016 to $61.10 for the six months ended June 30, 2017. This increase was due in part to the inclusion of Constant Contact for the full six months in the 2017 period, as well as to the impact of the Constant Contact purchase accounting adjustment, which reduced email marketing segment revenue for the six months ended June 30, 2016 by $14.2 million and resulted in a negative impact on ARPS of approximately $5.42 during that period. Other factors contributing to the year over year increase in ARPS were additional sales to existing customers and modest price increases.

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
The following table reflects the reconciliation of net loss calculated in accordance with GAAP to adjusted EBITDA for the periods presented (all data in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
Consolidated
Net income (loss)	$(33,430)	$(35,415)	$(19,349)	$(66,993)
Interest expense, net (1)	40,852	45,473	71,089	84,871
Income tax expense (benefit)	(13,931)	2,628	(113,833)	8,402
Depreciation	16,760	14,051	29,932	27,162
Amortization of other intangible assets	37,823	34,940	67,697	69,207
Stock-based compensation	15,024	16,245	33,412	29,169
Restructuring expenses	5,663	4,468	17,265	10,096
Transaction expenses and charges	978	193	32,098	773
Loss (gain) of unconsolidated entities (2)	341	(39)	(10,386)	(39)
Impairment of other long-lived assets	6,848	—	8,285	—
Adjusted EBITDA	$76,928	$82,544	$116,210	$162,648

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
Web presence
Net income (loss)	$(17,461)	$(33,139)	$22,673	$(56,766)
Interest expense, net (1)	18,077	20,294	35,093	37,173
Income tax expense (benefit)	(4,341)	3,995	(88,598)	14,544
Depreciation	9,098	10,525	18,075	19,763
Amortization of other intangible assets	19,768	16,375	39,523	32,280
Stock-based compensation	10,429	14,345	25,075	25,445
Restructuring expenses	789	3,699	960	6,036
Transaction expenses and charges	757	—	31,114	—
Loss (gain) of unconsolidated entities (2)	341	(39)	(10,386)	(39)
Impairment of other long-lived assets	6,848	—	8,285	—
Adjusted EBITDA	$44,305	$36,055	$81,814	$78,436

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
Email marketing
Net loss	$(15,969)	$(2,276)	$(42,022)	$(10,227)
Interest expense, net (1)	22,775	25,179	35,996	47,698
Income tax expense (benefit)	(9,590)	(1,367)	(25,235)	(6,142)
Depreciation	7,662	3,526	11,857	7,399
Amortization of other intangible assets	18,055	18,565	28,174	36,927
Stock-based compensation	4,595	1,900	8,337	3,724
Restructuring expenses	4,874	769	16,305	4,060
Transaction expenses and charges	221	193	984	773
Adjusted EBITDA	$32,623	$46,489	$34,396	$84,212

(1)
Interest expense includes impact of amortization of deferred financing costs, original issuance discounts and interest income. For the three and six months ended June 30, 2017, it also includes $6.5 million of deferred financing costs and OID immediately expensed upon the 2017 Refinancing.

(2)
The loss (gain) of unconsolidated entities is reported on a net basis for the three and six months ended June 30, 2016. The six months ended June 30, 2016 includes a gain of $11.4 million on our investment in WZ UK Ltd. This gain was generated on January 6, 2016, when we increased our ownership stake in WZ UK Ltd. from 49% to 57.5%, which required a revaluation of our existing investment to its implied fair value. This $11.4 million gain was partially offset by our proportionate shares of net losses from unconsolidated entities of $1.0 million.

Adjusted EBITDA on a consolidated basis increased from $76.9 million for the three months ended June 30, 2016 to $82.5 million for the three months ended June 30, 2017. This increase in adjusted EBITDA was primarily a result of the adjusted EBITDA increase in our email marketing segment, as discussed below. Adjusted EBITDA on a consolidated basis increased from $116.2 million for the six months ended June 30, 2016 to $162.6 million for the six months ended June 30, 2017, primarily as a result of including Constant Contact for a full six months during the 2017 period.

Adjusted EBITDA for our web presence segment decreased from $44.3 million for the three months ended June 30, 2016 to $36.1 million for the three months ended June 30, 2017. This decrease was attributable to $5.4 million of increased labor costs, a $3.1 million increase in costs allocated from the email marketing segment to the web presence segment, and a decrease in revenue of $2.9 million. Additionally, the web presence segment incurred $1.8 million of duplicate customer support costs during the three months ended June 30, 2017 due to the transition of customer support from Utah to Arizona. These decreases in adjusted EBITDA were partially offset by other cost reductions of 5.1 million, which primarily consisted of lower marketing expense due to our reduced marketing expenditures on gateway products and other non-strategic brands and re-allocation of a portion of that spend to our key brands.

Adjusted EBITDA for our web presence segment decreased from $81.8 million for the six months ended June 30, 2016 to $78.4 million for the six months ended June 30, 2017. This decrease was attributable to $10.7 million of increased labor costs, a $2.9 million increase in costs allocated from the email marketing segment to the web presence segment, a decrease in revenue of $3.6 million, and other net cost increases of $1.5 million. Additionally, the web presence segment incurred $3.0 million of duplicate customer support costs during the six months ended June 30, 2017 due to the transition of customer support from Utah to Arizona. These decreases in adjusted EBITDA were partially offset by other cost reductions of $18.3 million, which primarily consisted of lower marketing expense due to our reduced marketing expenditures on gateway products and other non-strategic brands and re-allocation of a portion of that spend to our key brands.

Adjusted EBITDA for our email marketing segment increased from $32.6 million for the three months ended June 30, 2016 to $46.5 million for the three months ended June 30, 2017. This increase is due primarily to $6.3 million of cost efficiencies from the 2016 Constant Contact restructuring plan and to $4.4 million of additional revenues from Constant Contact, due primarily to increased sales to existing customers and to modest price increases. Additionally, the email marketing segment has benefited from a $3.1 million increase in costs allocated from the email marketing segment to the web presence segment.

Adjusted EBITDA for our email marketing segment increased from $34.4 million for the six months ended June 30, 2016 to $84.2 million for the six months ended June 30, 2017. The increase was primarily due to the $14.2 million negative impact of the Constant Contact purchase accounting adjustment during the 2016 period and to the inclusion of Constant Contact for a full six months in the 2017 period. A $2.9 million increase in costs allocated from the email marketing segment to the web presence segment was also a factor, with the balance of the improvement related primarily to cost savings from the 2016 Constant Contact restructuring plan.
Free Cash Flow
For a discussion of free cash flow, see Liquidity and Capital Resources.a
Components of Operating Results
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
Sales and Marketing
Sales and marketing expense primarily consists of costs associated with bounty payments to our network of online partners, SEM and SEO, general awareness and brand building activities, as well as the cost of employees engaged in sales and marketing activities. Sales and marketing expense also includes costs associated with sales of products as well as stock-based compensation expense for employees engaged in sales and marketing activities. Sales and marketing expense as a percentage of revenue may increase or decrease in a given period, depending on the cost of attracting new subscribers to our solutions, changes in how we invest in different subscriber acquisition channels, changes in how we approach search engine marketing and search engine optimization and the extent of general awareness and brand building activities we may undertake, as well as the efficiency of our sales and support personnel and our ability to sell more products and services to our subscribers and drive favorable returns on invested marketing dollars. We expect our sales and marketing expense in 2017 to remain relatively flat to down compared to 2016 as we decrease our spending on our gateway and cloud backup products and other non-strategic brands, partially offset by a full year of sales and marketing expense from Constant Contact.
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
Other Income (Expense)
Other income (expense) consists primarily of costs related to, and interest paid on, our indebtedness. We include the cash cost of interest payments and loan financing fees, the amortization of deferred financing costs and original issue discounts and the amortization of the net present value adjustment which we may apply to some deferred consideration payments related to our acquisitions in our calculation of interest expense. Interest income consists primarily of interest income earned on our cash and cash equivalents balances. Our interest expense may increase in future periods if we continue to finance acquisitions through the issuance of debt. We expect our interest expense to increase in future periods, as compared to our interest expense in previous years, as a result of the financing transactions we entered into in connection with our acquisition of Constant Contact. Other income (expense) also includes gains or losses recognized on investments in unconsolidated entities.
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2017	2016	2017
Revenue	$290,713	$292,258	$527,826	$587,395
Cost of revenue	153,077	146,583	289,553	295,332
Gross profit	137,636	145,675	238,273	292,063
Operating expense:
Sales and marketing	80,309	72,106	159,603	144,878
Engineering and development	27,687	20,149	43,942	40,511
General and administrative	34,830	40,580	75,109	79,660
Transaction expenses	978	193	32,098	773
Total operating expense	143,804	133,028	310,752	265,822
Income (loss) from operations	(6,168)	12,647	(72,479)	26,241
Other income (expense):
Other income (expense)	—	—	11,410	—
Interest income	142	185	276	303
Interest expense	(40,994)	(45,658)	(71,365)	(85,174)
Total other expense—net	(40,852)	(45,473)	(59,679)	(84,871)
Income (loss) before income taxes and equity earnings of unconsolidated entities	(47,020)	(32,826)	(132,158)	(58,630)
Income tax expense (benefit)	(13,931)	2,628	(113,833)	8,402
Income (loss) before equity earnings of unconsolidated entities	(33,089)	(35,454)	(18,325)	(67,032)
Equity loss of unconsolidated entities, net of tax	341	(39)	1,024	(39)
Net Income (loss)	$(33,430)	$(35,415)	$(19,349)	$(66,993)
Total net income (loss) attributable to non-controlling interest	(5,390)	3,714	(13,120)	7,524
Net income (loss) attributable to Endurance International Group Holdings, Inc.	$(28,040)	$(39,129)	$(6,229)	$(74,517)
Comparison of Three Months Ended June 30, 2016 and 2017
Revenue

	Three Months Ended March 31,		Change
	2016	2017	Amount	%
	(dollars in thousands)
Revenue	$290,713	$292,258	$1,545	1%
Revenue increased by $1.5 million, or 1%, from $290.7 million for the three months ended June 30, 2016 to $292.3 million for the three months ended June 30, 2017. This increase is attributable to $4.4 million in additional revenue from our email marketing segment, offset by a $2.9 million decrease in revenue from our web presence segment, each of which are further discussed below.

Web presence segment revenue decreased by $2.9 million, or 2%, from $196.0 million for the three months ended June 31, 2016 to $193.2 million for the three months ended June 30, 2017. This decrease was the result of lower revenue from the non-strategic brands discussed in the "Overview" section above, including reduced sales of premium domain names, partially offset by growth in most of our key web hosting brands, in which we continue to make considerable marketing investments.

Email marketing segment revenue increased by $4.4 million, or 5%, from $94.7 million for the three months ended June 30, 2016 to $99.1 million for the three months ended June 30, 2017. This increase was primarily due to increased sales to existing subscribers, and to a lesser extent, the negative $0.5 million impact of the Constant Contact purchase adjustment during the three months ended June 30, 2016.
Our revenue is generated primarily from our products and services delivered on a subscription basis, which include web hosting, domains, website builders, email marketing, search engine marketing and other similar services. We also generate non-subscription revenue through domain monetization and marketing development funds. Non-subscription revenue decreased from $10.6 million, or 4% of total revenue for the three months ended June 30, 2016 to $9.9 million, or 3% of total revenue for the three months ended June 30, 2017, due primarily to a decrease in domain monetization revenue. Domain monetization revenue has decreased primarily due to a reduced portfolio of premium domains available for sale. All of our domain monetization revenue and substantially all of our marketing development fund revenue is within our web presence segment.

Cost of Revenue

	Three Months Ended June 30,
	2016		2017		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Cost of revenue	$153,077	53%	$146,583	50%	$(6,494)	(4)%
Cost of revenue decreased by $6.5 million, or 4%, from $153.1 million for the three months ended June 30, 2016 to $146.6 million for the three months ended June 30, 2017. This decrease was primarily due to a $7.7 million decrease in cost of revenue in our email marketing segment, which was partially offset by a $1.2 million increase in our web presence segment.
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

	Three Months Ended June 30,
	2016	2017
	(in thousands)
Amortization expense	$37,823	$34,940
Depreciation expense	$13,308	$11,950
Stock-based compensation expense	$1,703	$1,661

Cost of revenue for our web presence segment increased by $1.2 million, or 1%, from $109.4 million for the three months ended June 30, 2016 to $110.6 million for the three months ended June 30, 2017. This increase was primarily due to $1.8 million in duplicate support costs incurred as we transitioned customer support operations from Utah to Arizona, increased data center costs of $1.8 million and increased restructuring costs of $0.5 million related to the customer support transition. A small increase in costs allocated to the web presence segment from the email marketing segment was also a factor. These cost increases were offset by a reduction of $3.4 million in amortization expense related to acquisitions.

Cost of revenue for our email marketing segment decreased by $7.7 million, or 18%, from $43.7 million for the three months ended June 30, 2016 to $36.0 million for the three months ended June 30, 2017. This decrease was primarily due to cost savings from the 2016 Constant Contact restructuring plan, which reduced costs by $3.2 million, lower depreciation of $2.7 million and a reduction of $2.0 million in restructuring charges.

Gross Profit

	Three Months Ended June 30,
	2016		2017		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Gross profit	$137,636	47%	$145,675	50%	$8,039	6%
Gross profit increased by $8.0 million, or 6%, from $137.6 million for the three months ended June 30, 2016 to $145.7 million for the three months ended June 30, 2017. This increase was primarily due to improved gross profit from our email marketing segment, which experienced a $12.2 million increase in gross profit, partially offset by decreased gross profit from our web presence segment, which experienced a $4.1 million decline in gross profit. Our gross profit as a percentage of revenue increased by three percentage points, year over year, from 47% for the three months ended June 30, 2016 to 50% for the three months ended June 30, 2017.
The following table sets forth gross profit and the significant non-cash components of cost of revenue as a percentage of revenue:

	Three Months Ended June 30,
	2016	2017
	(dollars in thousands)
Revenue	$290,713	$292,258
Gross profit	$137,636	$145,675
Gross profit as % of revenue	47%	50%
Amortization expense as % of revenue	13%	12%
Depreciation expense as % of revenue	5%	4%
Stock-based compensation expense as % of revenue	1%	*

*	Less than 1%.

Web presence segment gross profit decreased by $4.1 million, or 5%, from $86.7 million for the three months ended June 30, 2016 to $82.6 million for the three months ended June 30, 2017. This decrease was primarily due to the slight decline in web presence segment revenue discussed above, and to an increase in costs. Cost increases are primarily related to the transition of customer support operations from Utah to Arizona and to higher data center costs. Our web presence gross profit as a percentage of revenue decreased by one percentage point year over year, from 44% for the three months ended June 30, 2016 to 43% for the three months ended June 30, 2017.

Email marketing segment gross profit increased by $12.2 million, or 24%, from $51.0 million for the three months ended June 30, 2016 to $63.1 million for the three months ended June 30, 2017. This increase was primarily due to increased sales to existing subscribers, cost savings from the 2016 Constant Contact restructuring plan, and lower amortization and depreciation expenses, as well as a reduction of $2.0 million in restructuring charges.
Operating Expenses

	Three Months Ended June 30,
	2016		2017		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Sales and marketing	$80,309	28%	$72,106	25%	$(8,203)	(10)%
Engineering and development	27,687	10%	20,149	7%	(7,538)	(27)%
General and administrative	34,830	12%	40,580	14%	5,750	17%
Transaction expenses	978	—%	193	—%	(785)	(80)%
Total	$143,804	49%	$133,028	46%	$(10,776)	(7)%

Sales and Marketing. Sales and marketing expense decreased by $8.2 million, or 10%, from $80.3 million for the three months ended June 30, 2016 to $72.1 million for the three months ended June 30, 2017. Email marketing segment sales and marketing costs declined by $5.2 million, while web presence segment sales and marketing expenses declined by $3.0 million.

Sales and marketing expense for our web presence segment decreased by $3.0 million, or 6%, from $50.8 million for the three months ended June 30, 2016 to $47.8 million for the three months ended June 30, 2017. This decrease was primarily due to a $5.1 million reduction in marketing expense due to our reduced marketing expense on our gateway products and other non-strategic brands, partially offset by increased stock-based compensation charges of $0.9 million, increased restructuring costs of $0.7 million and an increase of $0.6 million in corporate sales and marketing costs allocated to the web presence segment.

Sales and marketing expense for our email marketing segment decreased by $5.2 million, or 18%, from $29.5 million for the three months ended June 30 2016 to $24.3 million for the three months ended June 30, 2017. The decrease was due primarily to a $1.3 million reduction in depreciation expense, a $1.0 million reduction in restructuring charges, a $0.7 million decline in stock-based compensation and a decrease of $0.6 million in corporate sales and marketing costs allocated to the email marketing segment. The remaining cost reduction of $1.6 million was primarily related to cost savings from the Constant Contact 2016 restructuring plan.
Engineering and Development. Engineering and development expense decreased by $7.5 million, or 27%, from $27.7 million for the three months ended June 30, 2016 to $20.1 million for the three months ended June 30, 2017. Email marketing segment engineering and development expenses decreased by $5.3 million and web presence segment engineering and development expenses decreased by $2.2 million.

Engineering and development expense for our web presence segment decreased by $2.2 million, or 15%, from $14.3 million for the three months ended June 30, 2016 to $12.1 million for the three months ended June 30, 2017. This decrease was primarily attributable to the impact of impairment charges of long-lived assets of $6.8 million incurred during the 2016 period, which did not reoccur during the three months ended June 30, 2017. This cost decrease was offset by an increase of $1.0 million in corporate engineering and development costs allocated to the web presence segment and a $0.3 million increase in stock-based compensation. The balance of the offset, or $3.2 million, is primarily related to increased labor costs as we devoted additional resources to user interface and other product improvements.

Engineering and development expense for our email marketing segment decreased by $5.3 million, or 40%, from $13.4 million for the three months ended June 30, 2016 to $8.1 million for the three months ended June 30, 2017. This decrease was the result of a reduction of $1.0 million in allocations of corporate engineering and development costs to the email marketing segment and $0.4 million of reduced restructuring costs. The remainder of the decrease is primarily related to cost savings from the Constant Contact 2016 restructuring plan.
General and Administrative. General and administrative expense increased by $5.8 million, or 17%, from $34.8 million for the three months ended June 30, 2016 to $40.6 million for the three months ended June 30, 2017. Web presence segment general and administrative expenses increased by $7.3 million, while email marketing segment general and administrative expenses decreased by $1.6 million.

General and administrative expense for our web presence segment increased by $7.3 million, or 30%, from $24.2 million for the three months ended June 30, 2016 to $31.6 million for the three months ended June 30, 2017. This increase was attributable to a $2.6 million increase in stock-based compensation, a $1.7 million increase in restructuring charges and an increase of $1.3 million in allocations of corporate general and administrative expenses to the web presence segment. The balance of the increase, or $1.7 million, is primarily due to an increase in labor costs, mostly related to our increased investments in information technology security and compliance matters.

General and administrative expense for our email marketing segment decreased by $1.6 million, or 15%, from $10.6 million for the three months ended June 30, 2016 to $9.0 million for the three months ended June 30, 2017. This decrease was due to decreases in stock-based compensation of $1.8 million, a $1.3 million reduction in allocations of corporate general and administrative expenses to the email marketing segment and a reduction of $0.6 million in restructure costs. These decreases were partially offset by a $0.7 million increase in depreciation. The remaining offset, or $1.4 million relates primarily to increased labor costs to enhance our investments in information technology security and compliance matters.
Transaction Expenses. Transaction expenses decreased by $0.8 million, or 80%, from $1.0 million for the three months ended June 30, 2016 to $0.2 million for the three months ended June 30, 2017. This decrease was due to our reduction in acquisitions following the purchase of Constant Contact.

Other Income (Expense), Net

	Three Months Ended June 30,		Change
	2016	2017	Amount	%
	(dollars in thousands)
Other income (expense), net	$(40,852)	$(45,473)	$(4,621)	11%
Other expense, net increased by $4.6 million, or 11%, from $40.9 million for the three months ended June 30, 2016 to $45.5 million for the three months ended June 30, 2017. The increase is attributable to $6.5 million of charges incurred during the three months ended June 30, 2017 to expense certain deferred financing costs and OID in connection with our 2017 Refinancing. These charges were partially offset by lower interest expenses due to less outstanding debt.
Income Tax Expense (Benefit)

	Three Months Ended June 30,		Change
	2016	2017	Amount	%
	(dollars in thousands)
Income tax expense (benefit)	$(13,931)	$2,628	$16,559	(119)%

Prior to the February 2016 acquisition of Constant Contact, we maintained a valuation allowance against certain deferred tax assets. The acquisition of Constant Contact resulted in a significant increase in deferred tax liabilities, which far exceeded pre-acquisition deferred tax assets. With the significant deferred tax liabilities resulting from the Constant Contact acquisition, we scheduled out the reversal of the consolidated US deferred tax assets and liabilities, and determined that these reversals would be sufficient to realize a significant portion of deferred tax assets that existed at the date of acquisition, and provided a valuation allowance against those deferred tax assets that were not likely to be realized. The deferred tax liabilities supporting the realizability of these deferred tax assets in the acquisition will reverse in the same period, are in the same jurisdiction and are of the same character as the temporary differences that gave rise to these deferred tax assets. After completing the scheduling analysis, we determined that we should maintain valuation allowances on several of the legacy state net operating loss carryforwards expected to expire unused. The reversal of valuation allowances following this scheduling analysis resulted in the recording of a tax benefit of $73.6 million during the quarter ended March 31, 2016 and an additional tax benefit of $13.9 million during the quarter ended June 30, 2016.

For the year ended December 31, 2016, we updated the scheduling of the reversal of the consolidated US deferred tax assets and liabilities. Following the acquisition, deferred tax liabilities have decreased and we have generated additional pre-tax losses. As of December 31, 2016, the scheduling of the reversal of consolidated US deferred tax assets and liabilities generated sufficient income to utilize US deferred tax assets with the exception of certain Federal credits and state net operating loss and credit carryforwards. Accordingly, we increased our valuation allowance by $10.0 million during the last three quarters of fiscal year 2016.

We updated the scheduling of the reversal of the consolidated US deferred tax assets and liabilities for the period ended June 30, 2017, as the deferred tax liabilities have continued to decrease and we have generated additional pre-tax losses. As of June 30, 2017, we have determined that the reversal of temporary differences will no longer generate sufficient income to utilize certain consolidated deferred tax assets in the US. Accordingly, we have recorded an increase of $14.4 million to our valuation allowance during the quarter ended June 30, 2017, which is mostly related to the different book and tax treatment of goodwill.

For the three months ended June 30, 2016 and 2017, we recognized a tax benefit of $13.9 million and a tax expense of $2.6 million, respectively, in the consolidated statements of operations and comprehensive loss. The income tax expense for the three months ended June 30, 2017 was primarily attributable to a federal and state deferred tax expense of $1.7 million due primarily to the different book and tax treatment of goodwill, federal and state current income taxes of $0.9 million, a foreign current tax expense of $0.8 million, offset by a foreign deferred tax benefit of $0.8 million.

The income tax benefit for the three months ended June 30, 2016 was primarily attributable to a $0.9 million reversal of the valuation allowance, a federal and state deferred tax benefit of $11.6 million, a foreign deferred tax benefit of $1.5 million, and a benefit for federal and state current income taxes of $0.6 million, partially offset by a foreign current tax expense of $0.7 million.

Comparison of Six Months Ended June 30, 2016 and 2017
Revenue

	Six Months Ended June 30,		Change
	2016	2017	Amount	%
	(dollars in thousands)
Revenue	$527,826	$587,395	$59,569	11%
Revenue increased by $59.6 million, or 11%, from $527.8 million for the six months ended June 30, 2016 to $587.4 million for the six months ended June 30, 2017. This increase is attributable to growth from our email marketing segment of $63.2 million, partially offset by $3.6 million in reduced revenue from our web presence segment.

Web presence segment revenue decreased by $3.6 million, or 1%, from $394.1 million for the six months ended June 30, 2016 to $390.5 million for the six months ended June 30, 2017. This decrease is the result of $5.9 million in lower revenues, primarily from our non-strategic brands. This decrease was partially offset by $2.3 million in revenues from acquisitions that were not included in the full six months of the 2016 period.

Email marketing segment revenue increased by $63.2 million, or 47%, from $133.7 million for the six months ended June 30, 2016 to $196.9 million for the six months ended June 30, 2017. This increase was primarily due to the inclusion of Constant Contact for a full six months during the 2017 period, which increased revenue by $41.1 million, and the negative $14.2 million impact of the Constant Contact purchase adjustment during the six months ended June 30, 2016. The remaining increase of $7.9 million is primarily related to higher revenues from existing customers of Constant Contact, including modest price increases.
Our revenue is generated primarily from our products and services delivered on a subscription basis, which include web hosting, domains, website builders, search engine marketing and other similar services. We also generate non-subscription revenue through domain monetization and marketing development funds. Non-subscription revenue decreased from $20.8 million, or 4% of total revenue, for the six months ended June 30, 2016 to $18.8 million, or 3% of revenue, for the six months ended June 30, 2017, due primarily to a decrease in domain monetization revenue. Domain monetization revenue has decreased primarily due to a reduced portfolio of premium domains available for sale. All of our domain monetization revenue and substantially all of our marketing development fund revenue is within our web presence segment.
Cost of Revenue

	Six Months Ended June 30,
	2016		2017		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Cost of revenue	$289,553	55%	$295,332	50%	$5,779	2%
Cost of revenue increased by $5.8 million, or 2%, from $289.6 million for the six months ended June 30, 2016 to $295.3 million for the six months ended June 30, 2017. Web presence segment cost of revenue increased by $3.8 million, and the email marketing segment increased by $2.0 million.
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

	Six Months Ended June 30,
	2016	2017
	(dollars in thousands)
Amortization expense	$67,697	$69,207
Depreciation expense	$24,376	$22,897
Stock-based compensation expense	$2,473	$3,167

Cost of revenue for our web presence segment increased by $3.8 million, or 2%, from $217.6 million for the six months ended June 30, 2016 to $221.3 million for the six months ended June 30, 2017. This increase was primarily due to duplicate support costs of $3.0 million incurred during the customer support transition from Utah to Arizona, increased data center costs of $2.8 million, increased restructuring costs of $2.2 million related primarily to this customer support transition, a $1.6 million increase in depreciation, a $0.9 million increase in stock-based compensation and a small increase in allocations of corporate overhead expenses to the web presence segment. These increases were partially offset by a $7.2 million decrease in amortization expense.

Cost of revenue for our email marketing segment increased by $2.0 million, or 3%, from $72.0 million for the six months ended June 30, 2016 to $74.0 million for the six months ended June 30, 2017. This increase was primarily due to the inclusion of Constant Contact for the full six months in the 2017 period. Constant Contact cost of revenue for the pre-acquisition 2016 period was $11.6 million.

Gross Profit

	Six Months Ended June 30,
	2016		2017		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Gross profit	$238,273	45%	$292,063	50%	$53,790	23%
Gross profit increased by $53.8 million, or 23%, from $238.3 million for the six months ended June 30, 2016 to $292.1 million for the six months ended June 30, 2017. Email marketing gross profit increased by $61.2 million, and web presence gross profit decreased by $7.4 million. Our gross profit as a percentage of revenue increased by five percentage points from 45% for the six months ended June 30, 2015 to 50% for the six months ended June 30, 2017, mainly due to the acquisition of Constant Contact, since Constant Contact products generally have a higher gross profit percentage as compared to our other products. The following table sets forth gross profit and the significant non-cash components of cost of revenue as a percentage of revenue:

	Six Months Ended June 30,
	2016	2017
	(dollars in thousands)
Revenue	$527,826	$587,395
Gross profit	$238,273	$292,063
Gross profit % of revenue	45%	50%
Amortization expense % of revenue	13%	12%
Depreciation expense % of revenue	5%	4%
Stock-based compensation expense % of revenue	*	*

*	Less than 1%.

Web presence segment gross profit decreased by $7.4 million, or 4%, from $176.6 million for the six months ended June 30, 2016 to $169.2 million for the six months ended June 30, 2017. This decrease was primarily due to the slight decline in web presence segment revenue discussed above, and to the increases in cost of revenue detailed above. Our web presence gross profit as a percentage of revenue decreased by 2% year over year, from 45% for the six months ended June 30, 2016 to 43% for the six months ended June 30, 2017. Web presence gross profit percentage was negatively impacted by 1% due to costs associated with the customer support transition from Utah to Arizona.

Email marketing segment gross profit increased by $61.2 million, or 99%, from $61.7 million for the six months ended June 30, 2016 to $122.9 million for the six months ended June 30, 2017. This increase was primarily due to the inclusion of Constant Contact for a full six months during the 2017 period, and the Constant Contact purchase accounting adjustment, which adversely impacted gross profit for the six months ended June 30, 2016 by $14.2 million. Gross profit earned by Constant Contact for the pre-acquisition 2016 period was $29.4 million. Our email marketing segment gross profit as a percentage of revenue increased by 16% year over year, from 46% for the six months ended June 30, 2016 to 62% for the six months ended June 30, 2017. This increase was primarily the result of the Constant Contact purchase accounting adjustment, which impacted gross profit percentage by 11%, with the balance of the increase primarily related to cost savings from the 2016 Constant Contact restructuring plan.
Operating Expense

	Six Months Ended June 30,
	2016		2017		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Sales and marketing	$159,603	30%	$144,878	25%	$(14,725)	(9)%
Engineering and development	43,942	8%	40,511	7%	(3,431)	(8)%
General and administrative	75,109	14%	79,660	14%	4,551	6%
Transaction expense	32,098	6%	773	—%	(31,325)	(98)%
Total	$310,752	59%	$265,822	45%	$(44,930)	(14)%
Sales and Marketing. Sales and marketing expense decreased by $14.7 million, or 9%, from $159.6 million for the six months ended June 30, 2016 to $144.9 million for the six months ended June 30, 2017. Web presence segment sales and marketing expenses decreased by $16.1 million, while email marketing segment sales and marketing expense increased by $1.4 million.

Sales and marketing expense for our web presence segment decreased by $16.1 million, or 15%, from $108.8 million for the six months ended June 30, 2016 to $92.7 million for the six months ended June 30, 2017. This decrease was primarily due to a reduction of $19.8 million in marketing expense due to our reduced marketing expenditures on gateway and cloud backup products. This decrease was partially offset by $1.8 million of higher stock-based compensation, an increase of $1.1 million in allocations of corporate sales and marketing expenses to the web presence segment, and $0.9 million of increased restructuring costs.

Sales and marketing expense for our email marketing segment increased by $1.4 million, or 3%, from $50.8 million for the six months ended June 30, 2016 to $52.1 million for the six months ended June 30, 2017. This increase was due to the inclusion of Constant Contact for a full six months for the 2017 period. Constant Contact sales and marketing expenses for the pre-acquisition period in 2016 were $16.4 million. As a percentage of revenue, email marketing sales and marketing expenses were 26% for the six months ended June 30, 2017 as compared to 37% for the year ended December 31, 2015, the last full fiscal year prior to the acquisition. This decrease in percentage is primarily attributable to the cost savings achieved through the 2016 Constant Contact restructuring plan.
Engineering and Development. Engineering and development expense decreased by $3.4 million, or 8%, from $43.9 million for the six months ended June 30, 2016 to $40.5 million for the six months ended June 30, 2016. Web presence segment engineering and development expenses increased slightly, by $0.2 million, while email marketing segment engineering and development expenses decreased by $3.6 million.

Engineering and development expense for our web presence segment increased by $0.2 million, or 1%, from $22.2 million for the six months ended June 30, 2016 to $22.4 million for the six months ended June 30, 2017. This increase is attributable to higher labor and program spending of $5.6 million, an increase of $1.7 million in allocations of corporate engineering and development expenses to the web presence segment, higher stock-based compensation expenses of $0.7 million and a small increase in depreciation expense. These increases were mostly offset by an $8.3 million reduction in charges for impairment to long-lived assets, which were incurred during the six months ended June 30, 2016 and did not recur in the 2017 period.

Engineering and development expense for our email marketing segment decreased by $3.6 million, or 17%, from $21.7 million for the six months ended June 30, 2016 to $18.1 million for the six months ended June 30, 2017. This decrease was primarily related to a decrease in restructuring charges of $1.6 million and an increase of $1.7 million in allocations in corporate engineering and development expenses to the web presence segment. Engineering and development expenses for the email marketing segment for the 2016 period do not include the pre-acquisition period, which would have increased the 2016 expenses by $7.0 million. As a percentage of revenue, email marketing engineering and development expenses were 9% for the six months ended June 30, 2017, as compared to 16% for the year ended December 31, 2015, the last full fiscal year prior to the acquisition. This decrease in percentage is primarily attributable to the cost savings achieved through the 2016 Constant Contact restructuring plan.
General and Administrative. General and administrative expense increased by $4.6 million, or 6%, from $75.1 million for the six months ended June 30, 2016 to $79.7 million for the six months ended June 30, 2017. Web presence general and administrative expenses increased $3.5 million, and the email marketing segment general and administrative expenses increased $1.1 million.

General and administrative expense for our web presence segment increased by $3.5 million, or 6%, from $55.6 million for the six months ended June 30, 2016 to $59.1 million for the six months ended June 30, 2017. This increase was primarily related to an increase of $5.7 million in labor costs, and a $1.9 million increase in restructuring costs. These increases were partially offset by a $3.1 million decrease in stock-based compensation and slightly lower allocations of corporate general and administrative expenses to the web presence segment.

General and administrative expense for our email marketing segment increased by $1.1 million, or 6%, from $19.5 million for the six months ended June 30, 2016 to $20.6 million for the six months ended June 30, 2017, primarily due to the inclusion of Constant Contact for a full six months during the 2017 period. Constant Contact general and administrative expenses for the 2016 pre-acquisition period were $2.8 million. As a percentage of revenue, email marketing general and administrative expenses were 10% for the six months ended June 30, 2017, as compared to 13% for the year ended December 31, 2015, the last full fiscal year prior to the acquisition. This decrease in percentage is primarily attributable to the cost savings achieved through the 2016 Constant Contact restructuring plan.
Transaction Expenses. Transaction expenses decreased by $31.3 million, or 98%, from $32.1 million for the six months ended June 30, 2016 to $0.8 million for the six months ended June 30, 2017. The period-over-period decrease was primarily attributable to costs related to our acquisition of Constant Contact in February 2016.
Other Income (Expense), Net

	Six Months Ended June 30,		Change
	2016	2017	Amount	%
	(dollars in thousands)
Other income (expense), net	$(59,679)	$(84,871)	$(25,192)	42%
Other expense, net increased by $25.2 million, or 42%, from $59.7 million for the six months ended June 30, 2016 to $84.9 million for the six months ended June 30, 2017. The increase is primarily due to a $13.8 million increase in interest expense, including service fees, which includes $6.5 million of charges incurred during the six months ended June 30, 2017 to expense certain deferred financing costs and OID in connection with our 2017 Refinancing, as well as the full six months' impact during the 2017 period of increased interest expense to finance the Constant Contact acquisition. In addition, other expense, net for 2016 was offset by a gain on the consolidation of WZ UK of $11.4 million, which did not recur in the 2017 period.
Income Tax Expense (Benefit)

	Six Months Ended June 30,		Change
	2016	2017	Amount	%
	(dollars in thousands)
Income tax expense	$(113,833)	$8,402	$122,235	(107)%

For the six months ended June 30, 2016 and 2017, we recognized a tax benefit of $113.8 million and a tax expense of $8.4 million, respectively, in the consolidated statements of operations and comprehensive loss. The income tax expense for the six months ended June 30, 2017 was attributable to a federal and state deferred tax expense of $5.3 million related to the differences in accounting treatment of goodwill under U.S. GAAP and tax accounting for goodwill, federal and state current tax expense of $2.4 million, and a foreign current tax expense of $1.7 million, partially offset by a foreign deferred tax benefit of $1.0 million. The income tax benefit for the six months ended June 30, 2016 was primarily attributable to a $74.4 million reversal of the valuation allowance, a federal and state deferred tax benefit of $40.6 million, which includes the identification and recognition of $7.3 million of U.S. federal research and development tax credits, and a foreign deferred tax benefit of $2.2 million, partially offset by a provision for federal and state current income taxes of $1.5 million and foreign current tax expense of $1.8 million.
Liquidity and Capital Resources
Sources of Liquidity
In November 2013, we entered into a first lien term loan facility of $1,050.0 million. On February 9, 2016, in connection with our acquisition of Constant Contact, we entered into a $735.0 million incremental first lien term loan facility and a new $165.0 million revolving credit facility (which replaced our previous revolving credit facility), and our wholly owned subsidiary, EIG Investors, issued $350.0 million aggregate principal amount of 10.875% senior notes due 2024. On June 14, 2017, we completed the 2017 Refinancing, which repaid both our first lien and incremental term loan facilities and replaced them with a new first lien term loan facility, which we refer to as the “2017 first lien term loan”. We refer to the 2017 first lien term loan and the new revolving credit facility (together with our previously existing first lien term loan and incremental first lien term loan facilities, where the context requires) as the “Senior Credit Facilities” and to the 10.875% senior notes due 2024 as the “Notes”.
2017 First Lien
In connection with the 2017 Refinancing, we entered into the 2017 first lien term loan, which was issued at a price of 99.75% of par, had an original balance of $1,697.3 million and a maturity date of February 9, 2023. The 2017 first lien term loan automatically bears interest at the bank’s reference rate unless we give notice to opt for LIBOR based interest rate term loans. The interest rate for a LIBOR based interest rate term loan is 4.00% plus the greater of an adjusted LIBOR and 1.00%, and the interest rate for a reference rate term loan is 3.00% per annum plus the greatest of the prime rate, the federal funds effective rate plus 0.50%, an adjusted LIBOR for a one-month interest period plus 1.00%, and 2.00%.
The 2017 first lien term loan requires quarterly mandatory repayments of principal. During the three and six months ended June 30, 2017, we made one mandatory repayment of $8.5 million.
Revolving Credit Facility
Loans under our $165.0 million revolving credit facility will bear interest at a rate of 4.0% per annum (subject to a leverage-based step-down) plus the greater of an adjusted LIBOR and 0%. This revolving credit facility has a maturity date of February 9, 2021. This revolving credit facility had a "springing" maturity date of August 10, 2019, which is no longer applicable as a result of the 2017 Refinancing.
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
As of June 30, 2017, we had cash and cash equivalents totaling $81.4 million and negative working capital of $341.4 million, which included the $33.9 million current portion of the 2017 first lien term loan facility. In addition, we had approximately $1,976.9 million of long term indebtedness, including deferred financing costs, outstanding under our 2017 first lien term loan facility, which matures on February 9, 2023 and under our 10.875% Senior Notes due 2024. We also had $461.1 million of short-term and long-term deferred revenue, which is not expected to be payable in cash.
Debt Covenants
Senior Credit Facilities
The Senior Credit Facilities require that we comply with a financial covenant to maintain a maximum ratio of consolidated senior secured indebtedness to Bank Adjusted EBITDA (as defined below).
The Senior Credit Facilities contain covenants that limit our ability to, among other things, incur additional debt or issue certain preferred shares; pay dividends on or make other distributions in respect of capital stock; make other restricted payments; make certain investments; sell or transfer certain assets; create liens on certain assets to secure debt; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and enter into certain transactions with affiliates. These covenants are subject to a number of important limitations and exceptions.
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
We were in compliance with all covenants at June 30, 2017.
Secured Net Leverage Ratio
The Senior Credit Facilities require that we comply with a financial covenant to maintain a maximum ratio of consolidated senior secured net indebtedness on the date of determination to an adjusted consolidated EBITDA measure, which we refer to as Bank Adjusted EBITDA, for the most recently completed four quarters (which we refer to as trailing twelve months, or TTM). This net leverage ratio is tested as of the last day of each fiscal quarter and may not exceed 6.50 to 1.00 through December 31, 2016, 6.25 to 1.00 from March 31, 2017 through December 31, 2017, and 6.00 to 1.00 from March 31, 2018 and thereafter. As of June 30, 2017, we were in compliance with this covenant.
Our credit agreement defines the consolidated senior secured net indebtedness as of any date of determination as the aggregate amount of indebtedness of us and our restricted subsidiaries that is secured by a lien not expressly subordinated to the liens securing the Senior Credit Facilities, is determined on a consolidated basis in accordance with GAAP and consists only of indebtedness for borrowed money, unreimbursed obligations under letters of credit, obligations with respect to capital lease obligations and debt obligations evidenced by promissory notes and similar instruments, minus the aggregate amount of cash and permitted investments, excluding cash and permitted investments that are restricted.
Our credit agreement defines Bank Adjusted EBITDA as net income (loss) adjusted to exclude, among other things, interest expense, income tax expense (benefit), depreciation and amortization. Bank Adjusted EBITDA also adjusts net income (loss) by excluding certain non-cash foreign exchange gains (losses), certain gains (losses) from sale of assets, stock-based compensation, unusual and non-recurring expenses (including acquisition related costs, gains or losses on early extinguishment of debt, and loss on impairment of tangible or intangible assets). It also adjusts net income (loss) for revenue on a billed basis, changes in deferred domain costs, share of loss (profit) of unconsolidated entities, and certain integration related costs. Finally, it adjusts net income (loss) to give pro forma effect to acquisitions, debt incurrences, repayments of debt, other specified transactions and certain cost savings on a TTM basis.
We use Bank Adjusted EBITDA to monitor our secured net leverage ratio and our ability to undertake key investing and financing functions such as making investments and incurring additional indebtedness, which may be prohibited by the covenants under our credit agreement unless we comply with certain financial ratios and tests.
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

As of June 30, 2017, our secured net leverage ratio on a TTM basis was 4.56 to 1.00 and was calculated as follows:

	For the three months ended,
	September 30, 2016	December 31, 2016	March 31, 2017	June 30, 2017	TTM
	(in thousands except ratios)
Net income (loss)	$(29,798)	$(32,082)	$(31,578)	$(35,415)	$(128,873)
Interest expense	41,208	40,315	39,516	45,658	$166,697
Income tax expense (benefit)	(7,387)	11,362	5,774	2,628	$12,377
Depreciation	17,010	13,418	13,111	14,051	$57,590
Amortization of other intangible assets	37,982	37,883	34,267	34,940	$145,072
Stock-based compensation	14,806	10,049	12,924	16,245	$54,024
Integration and restructuring costs	7,652	(1,750)	5,627	4,476	$16,005
Transaction expenses and charges	159	27	580	193	$959
(Gain) loss of unconsolidated entities	5,018	4,803	—	(39)	$9,782
Impairment of long-lived assets	—	754	—	—	$754
(Gain) loss on assets, not ordinary course	56	(85)	—	—	$(29)
Legal advisory expenses	985	1,062	2,111	1,842	$6,000
Billed revenue to GAAP revenue adjustment	3,724	(4,451)	15,130	1,123	$15,526
Domain registration cost cash to GAAP adjustment	69	(1,005)	(2,177)	857	$(2,256)
Currency translation	209	243	16	(63)	$405
Adjustment for acquisitions on a pro forma basis*	(42)	—	—	—	(42)
Bank Adjusted EBITDA	$91,651	$80,543	$95,301	$86,496	$353,991
Current portion of notes payable					33,945
Current portion of capital lease obligations					4,481
Notes payable - long term					1,936,258
Capital lease obligations - long term					1,537
Original issue discounts and deferred financing costs					68,561
Less:
Unsecured notes					(350,000)
Cash					(81,409)
Certain permitted restricted cash					(677)
Net senior secured indebtedness					$1,612,696
Net leverage ratio					4.56
Maximum net leverage ratio					6.25

*
Consists of pro forma adjusted EBITDA for acquired entities on a TTM basis, as adjusted for projected cost savings arising from decisions undertaken by us on or before the acquisition date of the relevant acquisition. This adjustment is revised each fiscal quarter for new acquisitions.

Cash and Cash Equivalents
As of June 30, 2017, our cash and cash equivalents were primarily held for working capital purposes and for required principal and interest payments under our indebtedness. A majority of our cash and cash equivalents was held in operating accounts. Our cash and cash equivalents increased by $27.8 million from $53.6 million at December 31, 2016 to $81.4 million at June 30, 2017. Of the $81.4 million cash and cash equivalents we had at June 30, 2017, $24.4 million was held in foreign countries, which, due to tax and accounting reasons, we do not plan to repatriate in the near future. We used cash on hand at December 31, 2016 and cash flows from operations to purchase property and equipment, and to make our debt payments on our 2017 first lien term loan and (prior to the 2017 Refinancing) our term loan and incremental term loans, as described under "Financing Activities" below. Our future capital requirements will depend on many factors including, but not limited our growth rate, expansion of sales and marketing activities, the introduction of new and enhanced products and services, acquisitions and dispositions, market acceptance of our solutions and our gross profits and operating expenses. We believe that our current cash and cash equivalents and operating cash flows will be sufficient to meet our anticipated working capital and capital expenditure requirements, as well as our required principal and interest payments under our indebtedness, for at least the next 12 months.
The following table shows our purchases of property and equipment, principal payments on capital lease obligations, depreciation, amortization and cash flows from operating activities, investing activities and financing activities for the stated periods:

	Six Months Ended June 30,
	2016	2017
	(dollars in thousands)
Purchases of property and equipment	$(20,961)	$(19,295)
Principal payments on capital lease obligations	$(2,896)	$(3,908)
Depreciation	$29,932	$27,162
Amortization	$73,113	$74,846
Cash flows provided by operating activities	$65,615	$82,422
Cash flows used in investing activities	$(926,993)	$(20,788)
Cash flows provided by (used in) financing activities	$902,326	$(35,898)
Capital Expenditures
Our capital expenditures on the purchase of property and equipment for the six months ended June 30, 2016 and 2017 were $21.0 million and $19.3 million, respectively. The remaining balance payable on the capital leases is $6.0 million as of June 30, 2017. We expect our capital expenditures to increase over the next twelve months as we enhance our disaster recovery capabilities.
Depreciation
Our depreciation expense for the six months ended June 30, 2016 and 2017 decreased slightly from $29.9 million to $27.2 million, respectively.
Amortization
Our amortization expense, which includes amortization of other intangible assets, amortization of deferred financing costs, amortization of net present value of deferred consideration and amortization of original issue discounts, increased by $1.7 million from $73.1 million for the six months ended June 30, 2016 to $74.8 million for the six months ended June 30, 2017. This increase is primarily related to the additional amortization of deferred financing costs and original issue discounts as a result of the 2017 Refinancing.
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
Net cash provided by operating activities increased from $65.6 million for the six months ended June 30, 2016 to $82.4 million for the six months ended June 30, 2017. This increase was primarily due to a $36.1 million decrease in acquisition transaction cost payments, mainly related to expenses paid in the 2016 period to acquire Constant Contact, a decrease in severance and other restructuring costs of $7.2 million due to the substantial completion of the Constant Contact restructuring plan during 2016, and increased operating cash flow from the inclusion of Constant Contact for a full six months in the 2017 period. These increases in cash flow were partially offset by higher payments of interest expense of $36.0 million, primarily due to increased debt incurred to acquire Constant Contact.
Investing Activities
Cash flows used in investing activities consist primarily of purchase of property and equipment, acquisition consideration payments, and changes in restricted cash balances.
During the six months ended June 30, 2017, net cash used in investing activities was $20.8 million. We used $19.0 million of cash to purchase property and equipment, net of proceeds from disposals of $0.3 million, and made a net deposit of $0.1 million of restricted cash with a payment processor.
During the six months ended June 30, 2016, net cash used in investing activities was $927.0 million. We used $899.9 million of cash, net of cash acquired, for the purchase consideration for our acquisition of Constant Contact and our acquisition of a controlling interest in WZ UK. We also used $21.0 million of cash to purchase property and equipment, net of proceeds from disposals, and to make a net deposit of $0.8 million of restricted cash with a payment processor. In addition, we paid $5.0 million for a minority interest investment in Fortifico Limited, a company providing a billing, customer support and CRM solution to small and mid-sized businesses, and $0.6 million for a convertible promissory note from a business that provides web and mobile management solutions, with the potential for subsequent purchases of additional convertible notes.
Financing Activities
Cash flow from financing activities consists primarily of the net change in our overall indebtedness, payment of associated financing costs, payment of deferred consideration for our acquisitions and the issuance or repurchase of equity.
During the six months ended June 30, 2017, cash flows used in financing activities was $35.9 million. We paid $1,714.7 million of principal payment related to our term loans, mainly as part of our 2017 Refinancing from which we received net proceeds from the 2017 first lien term loan of $1,693.0 million. In addition, we made $3.9 million of principal payments related to capital lease obligations, paid an aggregate of $5.4 million in deferred consideration for our final deferred payment for Mojoness, Inc. and for the first deferred payment for AppMachine, and $6.1 million of deferred financing costs related to the 2017 Refinancing. These payments were partially offset by $1.1 million of proceeds that we received from the exercise of stock options.

During the six months ended June 30, 2016, cash flows provided by financing activities was $902.3 million. We received $1.1 billion from the issuance of the incremental first lien term loan and Notes to finance the acquisition of Constant Contact. Our net reduction of our revolving credit facility was $67.0 million, as we paid off our revolving credit facility with the proceeds from the new debt used to acquire Constant Contact. We also received $1.3 million of proceeds from the exercise of stock options. These items were partially offset by an $33.9 million principal payment related to our term loans and an $83.0 million aggregate repayment, including the $67.0 million that was paid with the proceeds from the new debt used to acquire Constant Contact, related to our revolving credit facility. In addition, we paid $51.7 million of financing costs, $2.9 million of principal payments related to capital lease obligations and a $0.7 million payment of deferred consideration.
Free Cash Flow
Free cash flow, or FCF, is a non-GAAP financial measure that we calculate as GAAP cash flow from operations less capital expenditures and capital lease obligations. We believe that FCF provides investors with an indicator of our ability to generate positive cash flows after meeting our obligations with regard to capital expenditures (including capital lease obligations).

The following table reflects the reconciliation of cash flow from operations to free cash flow (“FCF”) (all data in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
Cash flow from operations	$53,843	$48,747	$65,615	$82,422
Less:
Capital expenditures and capital lease obligations	(12,278)	(11,908)	(23,857)	(23,203)
Free cash flow	$41,565	$36,839	$41,758	$59,219
Free cash flow decreased by $4.7 million from $41.6 million for the three months ended June 30, 2016 to $36.8 million for the three months ended June 30, 2017. This decrease was due primarily to lower cash billings, which resulted in cash provided by changes in deferred revenue for the 2017 period being $11.1 million lower than the 2016 period. This decrease in cash billings was mainly the result of our decision to direct marketing investments away from gateway products and other non-strategic brands and towards our key brands, which we believe generate higher lifetime revenue and a better potential return on our marketing investments. In addition, due to the 2017 Refinancing, we accelerated $6.2 million of interest payments that would otherwise have been paid in the third quarter of 2017 into the three months ended June 30, 2017. These factors were partially offset by lower cash outflows for severance and other restructuring costs of $5.5 million, and by other increases in cash flow, mainly related to our email marketing segment.
Free cash flow increased by $17.5 million from $41.8 million for the six months ended June 30, 2016 to $59.2 million for the six months ended June 30, 2017. This increase was primarily due to a $36.1 million decrease in acquisition transaction cost payments, mainly related to expenses paid in the 2016 period to acquire Constant Contact, a decrease in severance and other restructuring costs of $7.2 million due to the substantial completion of the Constant Contact restructuring plan during 2016, and increased operating cash flow from the inclusion of Constant Contact for a full six months in the 2017 period. These increases in cash flow were partially offset by higher payments of interest expense of $36.0 million, primarily due to increased debt incurred to acquire Constant Contact.
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
Contractual Obligations and Commitments
There have been no significant changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K filed with the SEC on February 24, 2017, except as it relates to our long-term debt obligations. The following table summarizes these debt-related contractual obligations as of June 30, 2017:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt obligations:
Principal payments on term loan facilities and notes	$2,038,764	$33,945	$67,890	$67,890	$1,869,039
Total principal payments relating to our long-term debt obligations	$2,038,764	$33,945	$67,890	$67,890	$1,869,039

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
Interest Rate Sensitivity
We had cash and cash equivalents of $81.4 million at June 30, 2017, the majority of which was held in operating accounts for working capital purposes and other general corporate purposes which includes payment of principal and interest under our indebtedness. As of June 30, 2017, we had approximately $1,688.8 million outstanding under our 2017 first lien term loan facility, $0.0 million of indebtedness outstanding under our 2013 first lien term loan facility, $0.0 million outstanding under our incremental first lien term loan, $350.0 million outstanding under The Notes and $0.0 million outstanding under a revolving credit facility of $165.0 million.

The 2017 first lien term loan facility automatically bears interest at the bank’s reference rate unless the Company gives notice to opt for LIBOR based interest rate term loans. The interest rate for a LIBOR based interest term loan is 4.00% plus the greater of an adjusted LIBOR and 1.00%, and the interest rate for a reference rate term loan was 3.00% per annum plus the greaest of the prime rate, the federal funds effective rate plus 0.50%, an adjusted LIBOR for a one-month interest period plus 1.00%, or 2.00%.
Loans under the $165.0 million revolving credit facility bear interest at a rate of 4.0% per annum (subject to a leverage-based step-down) plus the greater of an adjusted LIBOR for a selected interest period and 0%.
Loans under the revolving credit facility are also subject to a base rate option, with interest rate spreads of 1.0% per annum less than those applicable to LIBOR-based loans.
We are also required to pay a commitment fee of 0.50% per annum to the lenders based on the average daily unused amount of the revolving commitments.
Based on our aggregate indebtedness outstanding under our new first lien loan facility of $1,688.8 million as of June 30, 2017, a 100 basis point increase in the adjusted LIBOR above the LIBOR floor would result in a $17.0 million increase in our aggregate interest payments over a 12-month period, and a 100 basis point decrease at the current LIBOR rate would result in a $17.0 million decrease in our interest payments.
We entered into a three-year interest rate cap on December 9, 2015 as part of our risk management strategy. This interest rate cap limits our exposure to interest rate increases on $500.0 million of our first lien term loan. If the LIBOR interest rates for this loan increase more than 76 basis points above the rates at June 30, 2017, our interest rate cap would begin to protect us on interest charges for $500.0 million of outstanding debt.

Inflation Risk
We do not believe that inflation has a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability to do so could harm our business, financial condition and results of operations.

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of June 30, 2017, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation of our disclosure controls and procedures as of June 30, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2017, there has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On May 4, 2015, Christopher Machado, a purported holder of our common stock, filed a civil action in the United States District Court for the District of Massachusetts against us and our chief executive officer and our former chief financial officer, captioned Machado v. Endurance International Group Holdings, Inc., et al., Civil Action No. 1:15-cv-11775-GAO. The plaintiff filed an amended complaint on December 8, 2015, and a second amended complaint on March 18, 2016. We moved to dismiss the second amended complaint, but before the court ruled on our motion, with our assent, the plaintiff filed a third amended complaint on June 30, 2017. In the third amended complaint, plaintiffs Christopher Machado and Michael Rubin allege claims for violations of Section 10(b) and 20(a) of the Exchange Act, and Sections 11, 12(a)(2), and 15 of the Securities Act, on behalf of a purported class of purchasers of our securities between October 25, 2013 and December 16, 2015, including persons or entities who purchased or acquired our shares pursuant or traceable to the registration statement and prospectus issued in connection with our October 25, 2013 initial public offering. The plaintiffs challenge as false or misleading certain of our disclosures about the total number of subscribers, average revenue per subscriber, the number of customers paying over $500 per year for our products and services, and the average number of products sold per subscriber. The plaintiffs seek, on behalf of themselves and the purported class, compensatory damages, rescissory damages as to class members who purchased shares pursuant to the offering and the plaintiffs' costs and expenses of litigation. We have until August 29, 2017 to respond to the third amended complaint. We and the individual defendants intend to deny any liability or wrongdoing and to vigorously defend all claims asserted. We cannot, however, make any assurances as to the outcome of the proceeding.
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
In August 2012, RPost Holdings, Inc., RPost Communications Limited and RMail Limited, or collectively, RPost, filed a complaint in the United States District Court for the Eastern District of Texas that named Constant Contact as a defendant in a lawsuit. The complaint alleged that certain elements of Constant Contact’s email marketing technology infringe five patents held by RPost. RPost seeks an award for damages in an unspecified amount and injunctive relief. In February 2013, RPost amended its complaint to name five of Constant Contact’s marketing partners as defendants. Under Constant Contact’s contractual agreements with these marketing partners, it is obligated to indemnify them for claims related to patent infringement. Constant Contact filed a motion to sever and stay the claims against its partners and multiple motions to dismiss the claims against it. In January 2014, the case was stayed pending the resolution of certain state court and bankruptcy actions involving RPost, to which Constant Contact is not a party. The case continues to be stayed pending the state court and bankruptcy actions. Meanwhile, RPost asserted the same patents asserted against Constant Contact in litigation against Go Daddy. In June 2016, Go Daddy succeeded in invalidating all of those RPost patents. On July 7, 2016, RPost appealed the District Court order to the United States Court of Appeal for the Federal Circuit. On November 14, 2016, Endurance filed an amicus brief in the Federal Circuit in support of GoDaddy’s position. The case was argued on May 3, 2017, and the Federal Circuit issued an order without opinion affirming the district court’s decision that the RPost patents are invalid. On June 5, 2017, RPost filed a Combined Petition for Panel Rehearing and Rehearing En Banc. On July 6, 2017, the Federal Circuit invited GoDaddy to respond to RPost’s Petition. GoDaddy has not yet responded. Should RPost’s Petition be denied, all claims asserted by RPost against Constant Contact in December 2012 will remain invalid except for one claim from one patent. Constant Contact has notified RPost that it believes the remaining claim is invalid in light of the other litigation that RPost lost. RPost has not yet indicated what its position will be as to the remaining claim if its Federal Circuit Petition is denied.
Legal Proceedings Related to the Constant Contact Acquisition
On December 11, 2015, a putative class action lawsuit relating to the Constant Contact acquisition, captioned Irfan Chawdry, Individually and On Behalf of All Others Similarly Situated v. Gail Goodman, et al. Case No. 11797, and on December 21, 2015, a putative class action lawsuit relating to the acquisition captioned David V. Myers, Individually and On Behalf of All Others Similarly Situated v. Gail Goodman, et al. Case No. 11828 (together, the “Complaints”) were filed in the Court of Chancery of the State of Delaware, naming Constant Contact, each of Constant Contact’s directors, Endurance and Paintbrush Acquisition Corporation as defendants. The Complaints generally alleged, among other things, that in connection with the acquisition the directors of Constant Contact breached their fiduciary duties owed to the stockholders of Constant Contact by agreeing to sell Constant Contact for purportedly inadequate consideration, engaging in a flawed sales process, omitting material information necessary for stockholders to make an informed vote, and agreeing to a number of purportedly preclusive deal protection devices. The Complaints sought, among other things, to rescind the acquisition, as well as an award of plaintiffs’ attorneys’ fees and costs in the action. The Complaints were consolidated on January 12, 2016. On December 5, 2016, plaintiff Myers filed a consolidated amended complaint (the “Amended Complaint”), naming as defendants the former Constant Contact directors and Morgan Stanley & Co. LLC (“Morgan Stanley”), Constant Contact’s financial advisor for the acquisition. The Amended Complaint generally alleges breach of fiduciary duty by the former directors, and aiding and abetting the alleged breach by Morgan Stanley. The Constant Contact defendants filed a motion to dismiss the Amended Complaint on December 15, 2016 and an opening brief in support of the motion to dismiss on March 17, 2017. Plaintiff Myers filed an opposition brief to the motion to dismiss on May 17, 2017, and the Constant Contact defendants’ reply brief was filed on June 19, 2017. Oral argument has not yet been scheduled. The defendants believe the claims asserted in the Amended Complaint are without merit and intend to defend against them vigorously.
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
Our quarterly and annual operating results may be adversely affected due to a variety of factors that could affect our revenue or our expenses in any particular period. You should not rely on quarter-to-quarter comparisons of our operating results as an indication of future performance. Factors that may adversely affect our quarterly and annual operating results may include:

•
our ability to successfully carry out our strategic and operational initiatives within our planned timeframes and budget constraints, including initiatives to improve customer satisfaction and retention in our web presence segment by upgrading our products and improving our customer support;

•	our ability to cost-effectively attract and retain subscribers, particularly subscribers with high long-term revenue potential;

•	our ability to increase revenue from our existing subscribers;

•	competition in the market for our products and services, as well as competition for referral and advertising sources;

•
difficulties in managing multiple platforms or in integrating technologies, products and employees from companies we have acquired, or in migrating acquired subscribers from an acquired company’s platforms to our platforms, any of which may result in subscriber dissatisfaction, an increase in subscriber churn, challenges and delays in rolling out new products to our customer base, difficulties cross-selling products and services to subscribers, compliance challenges and higher compliance costs, and our failure to realize the anticipated benefits from acquisitions;

•	challenges with our current senior management transition, loss of key employees or difficulties recruiting new employees;

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

•	economic conditions negatively affecting the SMB sector and changes in the growth rate of SMBs; and

•	costs or liabilities associated with any past or future acquisitions, strategic investments or joint ventures.
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

•
our inability to offer solutions that are adequately integrated and customizable to meet the needs of our subscriber base, including due to our failure to adequately improve our technology platforms or invest sufficiently in engineering and development, efficiently introduce new products, or successfully integrate acquired companies;

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
In 2015, our total subscriber base increased; in 2016, excluding the effect of acquisitions and adjustments, our total subscriber base was essentially flat. Our total subscriber base decreased during the first half of 2017 and we expect that it will continue to decrease during the remainder of the year. The factors contributing to the decrease in our subscriber base are are discussed in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations”. If we are not successful in addressing these factors, including by improving subscriber satisfaction and retention, we may not be able to return to or maintain positive subscriber growth in the future, which could have a material adverse effect on our business and financial results.
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
We have made significant investments to support our strategic and operational initiatives and we may be required to incur additional engineering and development, marketing and other expenses to develop new solutions or enhancements, which may not succeed. For example, during 2016 we made substantial investments in new gateway product offerings, product marketing and other marketing efforts. The cost of attracting subscribers to our new gateway product offerings was higher than we expected, and the subscribers we attracted had higher churn rates than subscribers of our more established products. In response to these results, we significantly reduced our marketing investments on these gateway products during the remainder of 2016, and have since stopped marketing most of these products.
In 2017, we are investing in upgrading our product, customer support and user experience, developing new product packages and pricing options, increasing cross-selling products across brands, and building greater brand awareness for certain of our brands. We are planning to focus our marketing expenditures on certain of our brands, including our website builder product and certain key hosting brands, during the second half of 2017, after we have made additional progress on our product, customer support and user experience initiatives. If we encounter delays, difficulties or unanticipated costs related to these initiatives, or if we abandon them due to poor results or shifting priorities, we may not be able to increase our marketing expenditures as planned, which could negatively impact our ability to attract new subscribers and grow revenues and therefore have a material adverse effect our financial results. Even if these investments are ultimately successful, we must recognize the costs of the investments earlier than we may be able to recognize the anticipated benefits, which may continue to adversely affect our financial results.
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
We have faced and expect to continue to face competition in our web presence segment, both domestically and internationally, from competitors in the domain, hosting and website builder markets such as GoDaddy, Wix, Squarespace, Weebly,Web.com and United Internet, as well as from large companies like Amazon, which offers cloud web hosting through Amazon Web Services; Google, which now offers a website building tool; and Facebook, which offers Facebook Pages for businesses and an Internet marketing platform. For our email marketing segment, we expect continued competition from MailChimp and other SMB-focused lower-cost email marketing vendors.
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
We currently maintain offices and conduct operations primarily in the United States, Brazil, India and the Netherlands and have third-party support arrangements in India, China and the Philippines. In addition, we have localized versions of our Bluehost and HostGator sites targeted to customers in several countries, including Brazil, Russia, India, China, Turkey and Mexico. We have incurred significant expenses and allocated significant resources, including finance, operational, legal and compliance resources, related to the growth and continued expansion of our international operations and we intend to continue to expand internationally. In 2017, we have increased our investment in our international business, particularly in India, in order to take advantage of potentially higher growth rates in certain emerging markets and to better respond to an increasingly competitive environment in the Indian market.
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

•
potentially adverse tax consequences, including the complexities of foreign value added tax (or sales, service, use or other tax) systems, our inadvertent failure to comply with all relevant foreign tax rules and regulations due to our lack of familiarity with the jurisdiction’s tax laws, and restrictions and withholdings on the repatriation of earnings;

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
Our systems supporting our web presence segment are not fully redundant, and we have not yet implemented a complete disaster recovery plan or business continuity plan. Although the redundancies we do have in place will permit us to respond, at least to some degree, to failures of applications and systems, our data centers are vulnerable in the event of failure. Most of our web presence subscribers are hosted across five U.S.-based data centers one of which is owned by us and the rest of which are co-located. Our owned data center hosts a significant portion of our subscribers. Accordingly, any failure or downtime in these data center facilities would affect a significant percentage of our subscribers. While we have a disaster recovery system that covers most of our email marketing subscribers, this system may not be able to recover all data and services in the event of a significant outage. We do not yet have adequate structures or systems in place to recover from a data center’s severe impairment or total destruction, and recovery from the total destruction or severe impairment of any of our major data centers would be extremely difficult and may not be possible at all. Closing any of these data centers without adequate notice could result in lengthy, if not permanent, interruptions in the availability of our solutions and loss of vast amounts of subscriber data.
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
Our customer support centers are also vulnerable in the event of failure caused by total destruction or severe impairment. When calling our customer support services, most of our subscribers reach our customer support teams located in one of our six U.S.-based call centers. Our teams in each call center are trained to provide brand-specific support services for a discrete subset of our brands, which, along with staffing constraints in general,  limits our ability to re-route calls from one call center to another call center. Accordingly, if any one of these call centers were to become non-operational due to severe impairment or total destruction, our ability to re-route calls to operational call centers or to provide customer support services to any subscribers of the brand or brands that the non-operational call center had formerly managed may be compromised.
A significant portion of our email and chat-based customer support is provided by an India-based support team, which is employed by a third-party service provider. Our ability to re-route email and chat-based customer support to our own support centers is limited due to staffing constraints and differences in ticketing and chat software systems between our brands. Accordingly, a disruption at our India customer support center could adversely affect our business.
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
In 2017, we are focusing on improving our product, customer support and user experience within our web presence segment in order to improve our levels of customer satisfaction and retention. If this initiative is not successful, and if we are unable to provide subscribers with quality service, this may result in subscriber dissatisfaction, billing disputes and litigation, higher subscriber churn, lower than expected renewal rates and impairments to our efforts to sell additional products and services to our subscribers, and we could face damage to our reputation, claims of loss, negative publicity or social media attention, decreased overall demand for our solutions and loss of revenue, any of which could have a negative effect on our business, financial condition and operating results.
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
We believe that establishing and maintaining our brands is critical to our efforts to expand our subscriber base. If we do not build awareness of our brands, we could be at a competitive disadvantage to companies whose brands are, or become, more recognizable than ours. For instance, we believe that our web presence business has been, and may continue to be, affected by the increasing tendency of consumers to search for web presence and marketing solutions using brand related search terms as opposed to unbranded search terms such as hosting, website builders or email marketing. We believe this trend has assisted competitors who have invested more heavily in, and used a broader array of marketing channels in, building consumer awareness of their brand than we have. To attract and retain subscribers and to promote and maintain our brands in response to competitive pressures, we may have to substantially increase our financial commitment to creating and maintaining distinct brand loyalty among subscribers. We are focusing a portion of our 2017 marketing expenditures on increasing brand awareness for certain of our brands, including through radio advertising, podcasts, and television advertising; however, these efforts may not be successful in counteracting the advantage held by competitors who have invested more heavily in their brands in the past, or who are willing or able to devote more resources than we can to brand awareness going forward.
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
We collect, handle, store and transmit large amounts of sensitive, confidential, personal and proprietary information, including payment card information. Any physical or electronic security breach, virus, accident, employee error, criminal activity or malfeasance (including by our own personnel), fraudulent service plan or product order, impersonation scam perpetrated against us, security events impacting our third party service providers, intentional misconduct by cyber criminals or similar intrusion, breach or disruption could result in unauthorized access to, usage or disclosure of, or loss of, confidential information, damage to our platforms, and interruptions, delays or cessation of service to our subscribers, each of which may cause damage to our reputation and result in increased security costs, litigation, regulatory investigations or other liabilities. We have experienced security events such as these in the past and expect they will continue in the future. To date, none of these events have had a material effect on us, but we may experience larger and more serious incidents in the future. The risk that these types of events could seriously harm our business is likely to increase as we expand the number of technology solutions and services that we offer and expand our operations in foreign countries. In addition, we have acquired many other companies and businesses in the past and may continue to do so from time to time in the future, which may increase our risk of security or privacy breaches, including if we encounter challenges in the subscriber migration or integration process, or if we do not successfully identify security and privacy vulnerabilities through the due diligence we conduct on acquisition targets.

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

Since March 2017, we have undergone a number of senior management transitions, including the following four senior executive transitions:

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

•	On March 1, 2017, Ronald LaSalvia resigned as our president and chief operating officer.

•	On June 21, 2017, we and Katherine Andreasen mutually agreed that effective September 1, 2017, Ms. Andreasen will no longer serve as our chief administrative officer and chief people officer.

•	On July 16, 2017, Kenneth Surdan resigned from his position as our chief product officer.

In addition to the senior executive changes listed above, there have also been other recent senior level departures, including within our engineering team, data security team and our international business. These departures have the potential to disrupt our operations for a number of reasons, including: diversion of efforts of our remaining executive management team towards managing the transition; insufficient management resources and leadership continuity to drive key business initiatives forward until we hire and integrate new executives into the organization; deterioration of morale and potential departures among employees who worked closely with the transitioning executives; difficulty attracting new employees due to the impression of instability that the transitions may create; and potential disputes with the transitioning executives over non-disclosure, non-competition and/or non-solicitation covenants.

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

We also expect to incur costs related to these management changes, including severance payments to departing executives, and recruitment costs, including sign-on bonuses, equity awards and potential relocation payments, related to the hiring of new executives.

Our growth will be adversely affected if we cannot continue to successfully retain, hire, train and manage our key employees, particularly engineering, development and other technical employees, who are often in high demand.
Our ability to successfully pursue our growth strategy will depend on our ability to attract, retain and motivate key employees across our business. In particular, we are dependent on our platform and software engineers. Our engineering, development and technology teams have undergone several management transitions and a significant amount of organizational change in recent years. As a recent example, our chief product officer, as well as several other senior engineering employees, have recently left the company. These senior level transitions, combined with high demand from other technology companies for skilled engineering and technical employees, is likely to make it challenging to retain key employees or hire replacements if they leave. Difficulties retaining, hiring or motivating these employees may jeopardize our engineering and development initiatives, some of which are important to achieving our financial and operational goals for 2017, and could impact our ability to effectively maintain and upgrade our platforms and remain competitive.
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
We currently use an India-based third-party service provider to provide certain outsourced services to support our U.S.-based operations, including email- and chat-based customer and technical support, billing support, network monitoring and engineering and development services. We may increase our use of this provider or other India-based providers in the future. Although there are cost advantages to operating in India, significant growth in the technology sector in India has increased competition to attract and retain skilled employees and has led to a commensurate increase in compensation costs. In the future, we or our third-party service providers may not be able to hire and retain such personnel at compensation levels consistent with the existing compensation and salary structure in India. In addition, we employ our own India-based workforce. Our use of a workforce in India exposes us to disruptions in the business, political and economic environment in that region. Our operations in India require us to comply with local laws, tax regimes and regulatory requirements, which are complex and burdensome and of which we may not always be aware, and distance and time zone differences can make resolving regulatory matters or implementing compliance initiatives challenging. Our Indian operations may also subject us to trade restrictions, reduced or inadequate protection for intellectual property rights, security breaches, foreign currency exchange rate risk, and other factors that may adversely affect our business. Negative developments in any of these areas could increase our costs of operations or otherwise harm our business.
Recent or potential future acquisitions, joint ventures and other strategic investments may not achieve the intended benefits or may disrupt our current plans and operations.
Acquisitions have historically been an important component of our growth strategy. In February 2016, we acquired Constant Contact, and in the past we have acquired the businesses and assets of numerous other companies. We have also made strategic investments in and entered into joint ventures with third parties, typically with small companies focused on developing or marketing products that may complement our own. Although we are not currently focused on acquisitions, strategic investments or joint venture transactions, it is possible that we will complete transactions of this type in the future.

These transactions involve numerous risks, including the following risks, all of which we have experienced in connection with our past acquisitions, strategic investments or joint ventures:

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

•
potential loss of subscribers and revenue due to difficulties accessing the information we need to successfully bill acquired subscribers for subscription autorenewals, which can occur due to challenges in transferring merchant processing or PayPal accounts to our control, equipment failure, human error or other factors;

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

A key purpose of many of our smaller acquisitions, typically acquisitions of small hosting companies, has historically been to achieve subscriber growth, cost synergies and economies of scale by migrating customers of these companies to our platforms. However, for several of our most recent acquisitions of this type, migrations to our platforms have taken longer and been more disruptive to subscribers than we anticipated. If we are unable to improve upon our recent migration efforts and continue to experience unanticipated delays and subscriber disruption from migrations, we may not be able to achieve the expected benefits from these types of acquisitions, if we choose to pursue them in the future.
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
We have made and expect to continue to make significant expenditures to develop and expand our business. Increases in revenue and number of subscribers that we have experienced historically may not be sustainable, and our revenue may be insufficient to achieve or maintain profitability. As further discussed in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations”, our total subscriber base decreased during the twelve months ended June 30, 2017, and revenue in our web presence segment declined slightly year over year. If we are not successful in addressing the factors that have contributed to these developments, we may not be able to either return to prior levels of subscriber and revenue growth or maintain current subscriber and revenue levels, which could result in a material adverse effect on our business and financial results. We may incur significant losses in the future for these or a number of other reasons, including interest expense related to our substantial indebtedness, and the other risks described in this report, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events.
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
We currently serve most of our subscribers from six data center facilities located in Massachusetts (three), Texas (two), and Utah (one). We own the Utah data center and occupy the remaining data centers pursuant to co-location service agreements with third-party data center facilities which have built and maintain the co-located data centers for us and other parties. Although we own the servers in these data centers and engineer and architect the systems upon which our platforms run, we do not control the operation of the facilities we do not own.
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

We are subject to governmental regulation and other legal obligations, particularly related to privacy, data protection and information security, and we are subject to consumer protection laws that regulate our marketing practices and prohibit unfair or deceptive acts or practices. Our actual or perceived failure to comply with such obligations could harm our business. Compliance with such laws could also impair our efforts to maintain and expand our subscriber base and provide certain of our product offerings, and thereby decrease our revenue.
The U.S. Federal Trade Commission, or FTC, and various state and local governments and agencies regularly use their authority under laws prohibiting unfair or deceptive marketing and trade practices to investigate and penalize companies for practices related to the collection, use, handling, disclosure, and security of personal data of U.S. consumers. In addition, in connection with the marketing, telemarketing or advertisement of our products and services by us or our affiliates, we could be the target of claims relating to false, misleading or deceptive advertising or marketing practices, including under the auspices of the FTC and state consumer protection statutes.
In the European Union, or EU, and in other jurisdictions outside of the United States, we could be the target of similar claims under consumer protection laws, regulation of cloud services, ecommerce and distance selling regulation, advertising regulation, unfair competition rules or similar legislation. Online digital services may be subject to increased scrutiny in the near future given their rapid growth in recent years. For example, beginning in December 1, 2015, the UK Competition and Markets Authority, or the CMA, conducted a review of compliance with UK consumer protection laws in the cloud storage sector. As part of that effort, the CMA contacted a number of cloud storage companies, including our UK subsidiary, JDI Backup Ltd, or JDI Backup, requesting that information be provided on a voluntary basis. JDI Backup provided the CMA with the requested information and has changed its terms of service and disclosures to comply with undertakings it gave to the CMA.
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
Our role as a provider of cloud-based solutions, including website hosting services, domain registration services and email marketing, may subject us to potential liability for the activities of our subscribers on or in connection with their websites or domain names or for the data they store on or send using our servers. Although our subscriber terms of use prohibit illegal use of our services by our subscribers and permit us to take down websites or take other appropriate actions for illegal use, subscribers may nonetheless engage in prohibited activities or upload or store content with us in violation of applicable law, third party rights, or the subscriber’s own policies, which could subject us to liability.
Several U.S. federal statutes may apply to us with respect to various subscriber activities:
•the Digital Millennium Copyright Act of 1998, or DMCA, provides recourse for owners of copyrighted material who believe that their rights under U.S. copyright law have been infringed on the Internet. Under the DMCA, based on our current business activity as an online service provider that does not monitor, own or control website content posted by our subscribers, we generally are not liable for infringing content posted by our subscribers or other third parties, provided that we follow the procedures for handling copyright infringement claims set forth in the DMCA. Generally, if we receive a proper notice from, or on behalf of, a copyright owner alleging infringement of copyrighted material located on websites we host, and we fail to expeditiously remove or disable access to the allegedly infringing material or otherwise fail to meet the requirements of the safe harbor provided by the DMCA, the copyright owner may seek to impose liability on us. We have in the past faced, and could in the future face, liability for copyright infringement due to technical mistakes in complying with the detailed DMCA take-down procedures.
•the Communications Decency Act of 1996, or CDA, generally protects interactive computer service providers such as us, from liability for certain online activities of their customers, such as the publication of defamatory or other objectionable content. As an interactive computer services provider, we do not monitor hosted websites or prescreen the content placed by our subscribers on their sites. Accordingly, under the CDA, we are generally not responsible for the subscriber-created content hosted on our servers. However, the CDA does not apply in foreign jurisdictions and we may nonetheless be brought into disputes between our subscribers and third parties which would require us to devote management time and resources to resolve such matters and any publicity from such matters, or publicity about our hosting of sites containing objectionable content, could also have an adverse effect on our reputation and therefore our business.
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

We could also face liability under the Stored Communications Act, or SCA, which generally regulates voluntary and compelled disclosures of stored wire and electronic communications and transactional records by electronic communication service providers and remote computing service providers, which we believe includes us.  The SCA broadly prevents disclosure of such communications and records with certain exceptions.  We regularly receive requests for customer data in the ordinary course of business from law enforcement, government entities or from civil subpoenas.  While we have processes and procedures for responding to requests for customer data, we have in the past faced, and may in the future face, liability if we produce customer data in violation of the SCA. This could subject us to litigation, payment of damages, or reputational harm and take up management time and increase our costs of doing business.
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
Our business activities are subject to various restrictions under U.S. export controls and trade and economic sanctions laws, including the U.S. Commerce Department’s Export Administration Regulations and economic and trade sanctions regulations maintained by OFAC which prohibit certain transactions with U.S. embargoed or sanctioned countries, governments, persons and entities. Failure to comply with these laws and regulations could subject us to civil or criminal penalties, government investigations, and reputational harm. In addition, if our third-party resellers fail to comply with these laws and regulations in their dealings, we could face potential liability or penalties for violations.
Although we take precautions and have implemented, and continue to seek to enhance, compliance measures to prevent transactions with U.S. sanction targets, from time to time we have identified, and we expect to continue to identify, instances of non-compliance with these laws, rules and regulations and transactions which we are required to block and report to OFAC. In particular, as we enhance the systems we use to screen out prohibited transactions, we may identify additional instances of non-compliance. In addition, as a result of our acquisition activities, we have acquired, and we may acquire in the future, companies for which we could face potential liability or penalties for violations if they have not implemented sufficient compliance measures to prevent transactions with targets of U.S. and other applicable sanctions laws. Our failure to comply with these laws, rules and regulations could result in negative consequences to us, including government investigations, penalties and reputational harm.
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
The global nature of our business requires us (including our employees and business partners or agents acting on our behalf) to comply with laws and regulations that prohibit bribery and corruption anywhere in the world. The FCPA, the U.K. Bribery Act 2010, or the Bribery Act, and similar anti-bribery laws in India, Brazil or other jurisdictions where we do business generally prohibit companies and their intermediaries from making improper payments to government officials and other persons for the purpose of obtaining or retaining business or an improper business advantage. In addition, the FCPA requires public companies to maintain records that accurately and fairly represent their transactions and have an adequate system of internal accounting controls. We currently operate, and may expand our operations, in areas of the world that have a reputation for heightened risks of corruption and, in certain circumstances, compliance with anti-bribery laws may conflict with local customs and practices. In addition, changes in laws could result in increased regulatory requirements and compliance costs which could adversely affect our business, financial condition and results of operations. We cannot assure that our employees, business partners or other agents will not engage in prohibited conduct and expose us to the risk of liability under the FCPA, the Bribery Act, or other anti-bribery laws. If we are found to be in violation of the FCPA, the Bribery Act or other anti-bribery laws, we could suffer criminal and civil penalties, other sanctions, and reputational damage, which could have a material adverse effect on our business.
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
We now have, and expect to continue to have, significant indebtedness that could result in a material and adverse effect on our business. As of June 30, 2017, we had approximately $2.0 billion of aggregate indebtedness, net of original issue discounts of $27.9 million and deferred financing costs of $40.6 million. Under our new first lien term loan facility entered into on June 14, 2017, which refinanced our prior first lien term loan facilities, we are required to repay approximately $8.5 million of principal at the end of each quarter and are required to pay accrued interest upon the maturity of each interest accrual period. We estimate that our interest payments on our new first lien term loan facility will be approximately $18.7 million and $22.1 million for each of remaining quarters in 2017 respectively. The interest accrual periods under our new first lien term loan facility and our revolving credit facility (which we refer to collectively as our "Senior Credit Facilities") are typically three months in duration, except for LIBOR-based revolver loans, which are generally one or three months in duration. The actual amounts of our debt servicing payments vary based on the amounts of indebtedness outstanding, whether we borrow on a LIBOR or base rate basis, the applicable interest accrual periods and the applicable interest rates, which vary based on prescribed formulas. We are also required to pay accrued interest on the Notes on a semi-annual basis. We paid approximately $19.0 million of interest on the Notes during the first quarter of 2017, and estimate that our remaining interest payments on the Notes for 2017 will be $19.0 million.
We may be able to incur substantial additional debt in the future. The terms of our Senior Credit Facilities and the indenture governing the Notes permit us to incur additional debt subject to certain conditions. This high level of debt could have important consequences, including:

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
The terms of our Senior Credit Facilities and the indenture governing the Notes impose restrictions on our business, reducing our operational flexibility and creating default risks. Failure to comply with these restrictions, or other events, could result in default under the relevant agreements that could trigger an acceleration of our indebtedness that we may not be able to repay.

Our Senior Credit Facilities and the indenture governing the Notes require compliance with a set of financial and non-financial covenants. These covenants contain numerous restrictions on our ability to, among other things:

•	incur additional debt;

•	make restricted payments (including any dividends or other distributions in respect of our capital stock and any investments);

•	sell or transfer assets;

•	enter into affiliate transactions;

•	create liens;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and

•	take other actions.
As a result, we may be restricted from engaging in business activities that may otherwise improve our business or from financing future operations or capital needs. Failure to comply with the covenants, if not cured or waived, could result in an event of default that could trigger acceleration of our indebtedness, which would require us to repay all amounts owing under our Senior Credit Facilities and the Notes and could have a material adverse impact on our business. Our Senior Credit Facilities and the indenture governing the Notes also contain provisions that trigger repayment obligations, including in some cases upon a change of control, as well as various representations and warranties which, if breached, could lead to events of default. We cannot be certain that our future operating results will be sufficient to ensure compliance with the covenants in our Senior Credit Facilities or the indenture governing the Notes or to remedy any defaults under our Senior Credit Facilities or the indenture governing the Notes. In addition, in the event of any event of default and related acceleration, we may not have or be able to obtain sufficient funds to make any accelerated payments.
EIG Investors, the borrower under our Senior Credit Facilities and the Issuer of the Notes, is a holding company, and may not be able to generate sufficient cash to service all of its indebtedness.
EIG Investors Corp, or EIG Investors, the borrower under our Senior Credit Facilities and the issuer of the Notes, has no direct operations and no significant assets other than the stock of its subsidiaries. Because it conducts its operations through its operating subsidiaries, EIG Investors depends on those entities to generate the funds necessary to meet its financial obligations, including its required obligations under our Senior Credit Facilities and the Notes. The ability of our subsidiaries to make transfers and other distributions to EIG Investors is subject to, among other things, the terms of any debt instruments of those subsidiaries then in effect, applicable law, prevailing economic and competitive conditions and certain financial, business and other factors beyond our control. If transfers or other distributions from our subsidiaries to EIG Investors were eliminated, delayed, reduced or otherwise impaired, its ability to make payments on its obligations would be substantially impaired.
Furthermore, if EIG Investors’ cash flows and capital resources are insufficient to fund its debt service obligations, we may be forced to reduce or delay investments and capital expenditures, seek additional capital, restructure or refinance EIG Investors’ or our indebtedness, or sell assets. We may not be able to accomplish any of these alternatives on a timely basis, on satisfactory terms, or at all, which would limit EIG Investors’ ability to meet its scheduled debt service obligations (including in respect of our Senior Credit Facilities or the Notes). Our ability to restructure or refinance our indebtedness will depend on the condition of the capital markets and the financial condition of EIG Investors and us at the time. Any refinancing of EIG Investors’ debt could be at higher interest rates and may require EIG Investors to comply with more onerous covenants, which could further restrict our business operations. Our Senior Credit Facilities and the indenture governing the Notes will also restrict our ability to use the proceeds from asset sales. We may not be able to consummate those asset sales to raise capital or sell assets at prices that we believe are fair, and any proceeds that we receive may not be adequate to meet any debt service obligations then due. In addition, any failure to make payments of interest and principal on EIG Investors’ outstanding indebtedness on a timely basis could result in an event of default that would trigger acceleration of our indebtedness and would likely result in a reduction of EIG Investors' credit rating, which could harm our ability to incur additional indebtedness.
EIG Investors may not be able to repurchase the Notes upon a change of control or pursuant to an asset sale offer, which would cause a default under the indenture governing the Notes and our Senior Credit Facilities.
Upon the occurrence of specific kinds of change of control events, EIG Investors will be required under the indenture governing the Notes to offer to repurchase all outstanding Notes at 101% of their principal amount plus accrued and unpaid interest, if any, unless the Notes have been previously called for redemption. The source of funds for any such purchase of the Notes will be EIG Investors’ available cash or cash generated from its subsidiaries’ operations or other sources, including borrowings, sales of assets or sales of equity. EIG Investors may not be able to repurchase the Notes upon a change of control because it may not have sufficient financial resources to purchase all of the Notes that are tendered upon a change of control. Further, the terms of our Senior Credit Facilities and any of EIG Investors' future debt agreements may restrict EIG Investors from repurchasing all of the Notes tendered by holders upon a change of control. Accordingly, EIG Investors may not be able to satisfy its obligations to purchase the Notes unless it is able to refinance or obtain waivers under our Senior Credit Facilities. EIG Investors’ failure to repurchase the Notes upon a change of control would cause an event of default under the indenture governing the Notes and a cross-default under our Senior Credit Facilities. Our Senior Credit Facilities also provide that a change of control is an event default that permits lenders to accelerate the maturity of borrowings thereunder. Any of EIG Investors’ future debt agreements may contain similar provisions.
In addition, in certain circumstances following a non-ordinary course asset sale as specified in the indenture governing the Notes, EIG Investors may be required to commence an offer to purchase the Notes with the proceeds from the asset sale at a price equal to 100% of their principal amount plus accrued and unpaid interest. Our Senior Credit Facilities and any of EIG Investors' future debt agreements may contain restrictions that would limit or prohibit EIG Investors from completing any such offer. EIG Investors’ failure to purchase any such Notes when required under the indenture would be an event of default and a cross-default under our Senior Credit Facilities.
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
A substantial portion of our issued and outstanding common stock can be traded without restriction at any time, and the remaining shares of our issued and outstanding common stock can be sold subject to volume limitations and other requirements applicable to affiliate sales under the federal securities laws. As such, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. In addition, we have registered 38,000,000 shares of common stock that have been issued or reserved for future issuance under our Amended and Restated 2013 Stock Incentive Plan and 14,346,830 shares of common stock that have been issued or reserved for future issuance under our Constant Contact, Inc. Second Amended and Restated 2011 Stock Incentive Plan. Of these shares, as of June 30, 2017, a total of 25,639,196 shares of our common stock are subject to outstanding options, restricted stock units and restricted stock awards, of which 11,887,474 shares are exercisable or have vested. The exercise of these options or the vesting of restricted stock units and shares of restricted stock and the subsequent sale of the common stock underlying such options or upon the vesting of such restricted stock units and restricted stock awards could cause a decline in our stock price. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. We cannot predict the size of future issuances or the effect, if any, that any future issuances may have on the market price for our common stock.
In addition, holders of an aggregate of 72,055,329 shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Once we register these shares, they can be freely sold in the public market upon issuance, subject to any applicable vesting requirements.
 Insiders have substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control.
As of June 30, 2017, our directors, executive officers and their affiliates beneficially own, in the aggregate, 58.0% of our issued and outstanding common stock. Specifically, investment funds and entities affiliated with Warburg Pincus own, in the aggregate, 36.8% of our issued and outstanding common stock, and investment funds and entities affiliated with Goldman Sachs own, in the aggregate, approximately 10.8% of our issued and outstanding common stock. As a result, these stockholders, if they act together, could have significant influence over the outcome of matters submitted to our stockholders for approval. Our stockholders’ agreement contains agreements among the parties with respect to certain matters, including the election of directors, and certain restrictions on our ability to effect specified corporate transactions. If these stockholders were to act together, they could have significant influence over the management and affairs of our company. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock. In particular, the significant ownership interest of investment funds and entities affiliated with Warburg Pincus and Goldman Sachs in our common stock could adversely affect investors’ perceptions of our corporate governance practices.
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
We understand that SAMIH’s affiliates intend to disclose in their next annual or quarterly report that Santander UK plc, or Santander UK, holds two savings accounts and one current account for two customers resident in the United Kingdom who are currently designated by the United States under the Specially Designated Global Terrorist, or SDGT, sanctions program. Revenues and profits generated by Santander UK on these accounts in the first half of 2017 were negligible relative to the overall revenues and profits of Banco Santander SA.
We also understand that SAMIH’s affiliates intend to disclose in their next annual or quarterly report that Santander UK holds two frozen current accounts for two UK nationals who are designated by the United States under the SDGT sanctions program. The accounts held by each customer have been frozen since their designation and have remained frozen through the first half of 2017. The accounts are in arrears (£1,844.73 in debit combined) and are currently being managed by the Santander UK Collections & Recoveries department. No revenues or profits were generated by Santander UK on this account in the first half of 2017.
ITEM 6. EXHIBITS
See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDURANCE INTERNATIONAL GROUP HOLDINGS, INC.

Date: August 4, 2017	By:	/s/ Marc Montagner
Marc Montagner
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number
2.1*	Agreement and Plan of Merger, dated October 30, 2015, by and among Constant Contact, Inc., the Registrant, and Paintbrush Acquisition Corporation	8-K	001-36131	November 2, 2015	2.1
3.1	Restated Certificate of Incorporation of the Registrant	S-1/A	333-191061	October 23, 2013	3.3
3.2	Amended and Restated By-Laws of the Registrant	8-K	001-36131	January 30, 2017	3.1
4.1	Specimen certificate evidencing shares of common stock of the Registrant	S-1/A	333-191061	October 8, 2013	4.1
4.2	Second Amended and Restated Registration Rights Agreement, dated as of October 24, 2013, by and among the Registrant and the other parties thereto	10-Q	001-36131	November 7, 2014	4.2
4.3	Stockholders Agreement, dated as of October 24, 2013, by and among the Registrant and certain holders of the Registrant’s common stock	10-Q	001-36131	November 7, 2014	4.3
4.4	Indenture (including form of Note), dated as of February 9, 2016, among EIG Investors Corp., the Registrant, the Endurance Guarantors party thereto and Wilmington Trust, National Association, as trustee	8-K	001-36131	February 10, 2016	4.1
4.5	Exchange and Registration Rights Agreement, dated as of February 9, 2016, among EIG Investors Corp., the Registrant, the Endurance Guarantors party thereto, Goldman, Sachs & Co., Credit Suisse Securities (USA) LLC and Jefferies LLC	10-Q	001-36131	May 9, 2016	4.6
10.1#	Transition, Separation and Release of Claims Agreement, dated April 17, 2017, between Endurance International Group Holdings, Inc. and Hari Ravichandran	8-K	001-36131	April 17, 2017	10.1
10.2#	2017 Management Incentive Plan	8-K	001-36131	May 16, 2017	10.1
10.3	Refinancing Amendment to Third Amended and Restated Credit Agreement, dated as of June 14, 2017, among EIG Investors Corp., Endurance International Group Holdings, Inc., the other Loan Parties party thereto, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent	8-K	001-36131	June 14, 2017	10.1
10.4+
Master Services Agreement between Data Foundry, Inc. and HostGator.com LLC dated October 23, 2014, as amended by the Contract Addendum dated October 23, 2014, the Amendment to the Master Services Agreement dated August 21, 2015, the 2nd Amendment to Master Services Agreement dated July 23, 2016, and the Power Amendment to the Master Services Agreement dated October 25, 2016
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