Form 10-Q
period 2017-09-30
Endurance International Group Holdings, Inc.
filed 2017-11-03
CIK 1237746

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2017, there were 143,491,288 shares of the issuer’s common stock, $0.0001 par value per share, outstanding.

Endurance International Group Holdings, Inc.
Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	December 31, 2016	September 30, 2017
Assets
Current assets:
Cash and cash equivalents	$53,596	$70,521
Restricted cash	3,302	2,647
Accounts receivable	13,088	13,984
Prepaid domain name registry fees	55,444	55,742
Prepaid expenses and other current assets	28,678	29,170
Total current assets	154,108	172,064
Property and equipment—net	95,272	88,557
Goodwill	1,859,909	1,862,489
Other intangible assets—net	612,057	496,036
Deferred financing costs	4,932	3,645
Investments	15,857	15,230
Prepaid domain name registry fees, net of current portion	10,429	10,874
Other assets	3,710	2,204
Total assets	$2,756,274	$2,651,099
Liabilities, redeemable non-controlling interest and stockholders’ equity
Current liabilities:
Accounts payable	$16,074	$13,397
Accrued expenses	67,722	75,573
Accrued interest	27,246	14,546
Deferred revenue	355,190	368,613
Current portion of notes payable	35,700	33,945
Current portion of capital lease obligations	6,690	3,166
Deferred consideration—short term	5,273	4,319
Other current liabilities	2,890	3,605
Total current liabilities	516,785	517,164
Long-term deferred revenue	89,200	90,904
Notes payable—long term, net of original issue discounts of $25,853 and $26,880 and deferred financing costs of $43,342 and $39,194, respectively	1,951,280	1,920,258
Capital lease obligations—long term	512	1,485
Deferred tax liability	39,943	46,203
Deferred consideration—long term	7,444	3,493
Other liabilities	8,974	9,889
Total liabilities	2,614,138	2,589,396
Redeemable non-controlling interest	17,753	—
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred Stock—par value $0.0001; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock—par value $0.0001; 500,000,000 shares authorized; 134,793,857 and 138,074,911 shares issued at December 31, 2016 and September 30, 2017, respectively; 134,793,857 and 138,074,911 outstanding at December 31, 2016 and September 30, 2017, respectively	14	14
Additional paid-in capital	868,228	917,655
Accumulated other comprehensive loss	(3,666)	(991)
Accumulated deficit	(740,193)	(854,975)
Total stockholders’ equity	124,383	61,703
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$2,756,274	$2,651,099
See accompanying notes to consolidated financial statements.

Endurance International Group Holdings, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
Revenue	$291,193	$295,222	$819,019	$882,617
Cost of revenue	149,427	158,865	438,980	454,197
Gross profit	141,766	136,357	380,039	428,420
Operating expense:
Sales and marketing	75,341	66,276	234,944	211,154
Engineering and development	23,988	19,882	67,930	60,393
General and administrative	33,399	51,269	108,508	130,929
Transaction expenses	159	—	32,257	773
Total operating expense	132,887	137,427	443,639	403,249
Income (loss) from operations	8,879	(1,070)	(63,600)	25,171
Other income (expense):
Other income (expense), net	(4,845)	(600)	6,565	(600)
Interest income	162	203	438	506
Interest expense	(41,208)	(35,848)	(112,573)	(121,022)
Total other expense—net	(45,891)	(36,245)	(105,570)	(121,116)
Loss before income taxes and equity earnings of unconsolidated entities	(37,012)	(37,315)	(169,170)	(95,945)
Income tax expense (benefit)	(7,387)	2,982	(121,220)	11,384
Loss before equity earnings of unconsolidated entities	(29,625)	(40,297)	(47,950)	(107,329)
Equity loss (income) of unconsolidated entities, net of tax	173	(33)	1,197	(72)
Net loss	$(29,798)	$(40,264)	$(49,147)	$(107,257)
Net (loss) income attributable to non-controlling interest	(1,206)	—	(14,326)	277
Excess accretion of non-controlling interest	3,145	—	3,145	7,247
Total net income (loss) attributable to non-controlling interest	1,939	—	(11,181)	7,524
Net loss attributable to Endurance International Group Holdings, Inc.	$(31,737)	$(40,264)	$(37,966)	$(114,781)
Comprehensive income (loss):
Foreign currency translation adjustments	112	1,070	994	2,984
Unrealized gain (loss) on cash flow hedge, net of taxes of $(65) and $48, and $(889) and $(182) for the three and nine months ended September 30, 2016 and 2017, respectively	72	83	(1,866)	(309)
Total comprehensive loss	$(31,553)	$(39,111)	$(38,838)	$(112,106)
Basic net loss per share attributable to Endurance International Group Holdings, Inc.	$(0.24)	$(0.29)	$(0.29)	$(0.84)
Diluted net loss per share attributable to Endurance International Group Holdings, Inc.	$(0.24)	$(0.29)	$(0.29)	$(0.84)
Weighted-average common shares used in computing net loss per share attributable to Endurance International Group Holdings, Inc.:
Basic	133,550,168	137,793,609	133,038,542	136,688,115
Diluted	133,550,168	137,793,609	133,038,542	136,688,115
See accompanying notes to consolidated financial statements.

Endurance International Group Holdings, Inc.
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2016	2017
Cash flows from operating activities:
Net loss	$(49,147)	$(107,257)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	46,942	40,733
Amortization of other intangible assets	105,679	104,554
Impairment of long lived assets	8,285	13,848
Impairment of investments	—	600
Amortization of deferred financing costs	4,322	5,403
Amortization of net present value of deferred consideration	2,426	504
Dividend from minority interest	50	100
Amortization of original issue discounts	2,116	2,791
Stock-based compensation	48,218	48,749
Deferred tax (benefit) expense	(124,547)	6,442
Loss on sale of assets	(168)	(317)
Gain from unconsolidated entities	(6,565)	(72)
Loss of unconsolidated entities	1,197	—
Financing costs expensed	—	5,487
Loss on early extinguishment of debt	—	992
Gain from change in deferred consideration	(33)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,376	(872)
Prepaid expenses and other current assets	(9,206)	(510)
Accounts payable and accrued expenses	12,294	(7,309)
Deferred revenue	58,565	15,000
Net cash provided by operating activities	101,804	128,866
Cash flows from investing activities:
Businesses acquired in purchase transactions, net of cash acquired	(889,634)	—
Cash paid for minority investment	(5,600)	—
Purchases of property and equipment	(29,317)	(32,095)
Proceeds from sale of assets	242	292
Purchases of intangible assets	(27)	(1,966)
(Withdrawals) deposits of principal balances in restricted cash accounts	(738)	655
Net cash used in investing activities	(925,074)	(33,114)
Cash flows from financing activities:
Proceeds from issuance of term loan and notes, net of original issue discounts	1,056,178	1,693,007
Repayments of term loans	(42,775)	(1,733,147)
Proceeds from borrowing of revolver	49,500	—
Repayment of revolver	(83,000)	—
Payment of financing costs	(52,561)	(6,304)
Payment of deferred consideration	(43,080)	(5,408)
Payment of redeemable non-controlling interest	(33,425)	(25,000)

Principal payments on capital lease obligations	(4,372)	(5,679)
Capital investment from minority partner	2,776	—
Proceeds from exercise of stock options	2,304	1,548
Net cash provided by (used in) financing activities	851,545	(80,983)
Net effect of exchange rate on cash and cash equivalents	1,843	2,156
Net increase in cash and cash equivalents	30,118	16,925
Cash and cash equivalents:
Beginning of period	33,030	53,596
End of period	$63,148	$70,521
Supplemental cash flow information:
Interest paid	$91,181	$118,276
Income taxes paid	$3,399	$3,958
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
The Company has experienced a number of changes in its management structure during 2017, including a change in its chief executive officer. The Company considers the chief executive officer to be the Chief Operating Decision Maker, or CODM, for purposes of assessing reportable segments and reporting units. The new CODM is undertaking an assessment of the management and financial reporting structure of the Company and expects to make changes to that structure during the fourth quarter of 2017. These changes may impact the number and makeup of the Company's segments for reporting purposes.
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

Unaudited Interim Financial Information
The accompanying interim consolidated balance sheet as of September 30, 2017, and the related consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2016 and 2017, cash flows for the nine months ended September 30, 2016 and 2017, and the notes to consolidated financial statements are unaudited. These unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. The unaudited consolidated financial statements include, in the opinion of management, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of the Company’s financial position at September 30, 2017, results of operations for the three and nine months ended September 30, 2016 and 2017 and cash flows for the nine months ended September 30, 2016 and 2017. The consolidated results in the consolidated statements of operations and comprehensive loss are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2017.
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
Software Development Costs
The Company accounts for software development costs for internal-use software under the provisions of ASC 350-40, Internal-Use Software. Accordingly, certain costs to develop internal-use computer software are capitalized, provided these costs are expected to be recoverable. The Company capitalized internal-use software development costs of $2.9 million and $9.3 million, respectively, during the three and nine months ended September 30, 2016, and $2.2 million and $8.4 million, respectively, during the three and nine months ended September 30, 2017.
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

As of September 30, 2017, the Company did not have a reporting unit for which it is reasonably likely that it will fail step one of a goodwill impairment test in the near term. However, if macroeconomic conditions worsen, the Company's current financial projections are not achieved, or the Company reorganizes or changes the number of its reporting units, it is possible that the Company may experience impairments for some of its intangible assets, which may require it to recognize impairment charges.

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

As of September 30, 2017, the carrying value of goodwill that was allocated to the email marketing reporting unit and the web presence reporting unit was $604.3 million and $1,258.2 million, respectively.

The Company had goodwill of $1.9 billion as of December 31, 2016 and September 30, 2017, and no impairment charges have been recorded to date.
The Company has experienced a number of changes in its management structure during 2017, including a change in its chief executive officer. The Company considers the chief executive officer to be the Chief Operating Decision Maker, or CODM, for purposes of assessing reportable segments and reporting units. The new CODM is undertaking an assessment of the management and financial reporting structure of the Company and expects to make changes to that structure during the fourth quarter of 2017. These changes may impact the number and makeup of the Company's reporting units. In accordance with ASC 350, if the Company changes its reporting units, goodwill will be reallocated to the newly identified reporting units.
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

During the three and nine months ended September 30, 2017, the Company recognized an impairment charge of $13.8 million relating to certain domain name intangible assets acquired in 2014, which was recorded in cost of revenue in the consolidated statements of operations and comprehensive loss. The impairment resulted from diminished cash flows associated with this intangible asset.

During the nine months ended September 30, 2016, the Company determined that a portion of an internally developed software tool would not meet its needs following the acquisition of Constant Contact, resulting in an impairment charge of $2.0 million which was recorded in engineering and development expense in the consolidated statements of operations and comprehensive loss. Additionally, during the nine months ended September 30, 2016, the Company recognized an impairment charge of $4.9 million relating to internally developed software and developed technology relating to Webzai Ltd. (“Webzai”) acquisition, which was recorded in engineering and development expense in the consolidated statements of operations and comprehensive loss.

In total, during the nine months ended September 30, 2016, the Company incurred impairment charges of $8.3 million, which includes the $2.0 million charge to abandon a portion of the internally developed software tool and a $4.9 million charge relating to the Webzai software and developed technology, both mentioned above, and a charge of $1.4 million to impair certain acquired IPR&D projects from the Webzai acquisition that were abandoned during the three months ended March 31, 2016.
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
Acquired In-Process Research and Development (IPR&D)
Acquired IPR&D represents the fair value assigned to research and development assets that the Company acquires in connection with business combinations that have not been completed at the date of acquisition. The acquired IPR&D is capitalized as an intangible asset and reviewed on a quarterly basis to determine future use. Any impairment loss of the acquired IPR&D is charged to expense in the period the impairment is identified. During the nine months ended September 30, 2016, the Company identified that the acquired fair value of the remaining IPR&D acquired in connection with its acquisition of Webzai was impaired as these projects were abandoned during the three months ended March 31, 2016. At that time, the Company recorded a $1.4 million impairment charge, which is reflected in engineering and development expense in the Company’s consolidated statements of operations and comprehensive loss. No such impairment loss was identified during the nine months ended September 30, 2017.
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
The Company maintains a reserve for refunds and chargebacks related to revenue that has been recognized and is expected to be refunded. The Company had a refund and chargeback reserve of $0.6 million and $0.5 million as of December 31, 2016 and September 30, 2017, respectively. The portion of deferred revenue that is expected to be refunded at December 31, 2016 and September 30, 2017 was $2.1 million and $2.0 million, respectively. Based on refund history, approximately 84% of all refunds happen in the same fiscal month that the contract starts or renews, and approximately 95% of all refunds happen within 45 days of the contract start or renewal date.
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

ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is more likely than not to be realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. There were nonrecognized tax benefits in the three and nine months ended September 30, 2016 and 2017.
The Company records interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the three and nine months ended September 30, 2016, the Company did not incur any interest and penalties related to unrecognized tax benefits. During the three and nine months ended September 30, 2017, the Company recognized $0.1 million in interest and $0.1 million in penalties related to unrecognized tax benefits.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
	(unaudited) (in thousands, except share amounts and per share data)
Net loss attributable to Endurance International Group Holdings, Inc.	$(31,737)	$(40,264)	$(37,966)	$(114,781)
Net loss per share attributable to Endurance International Group Holdings, Inc.:
Basic net loss per share attributable to Endurance International Group Holdings, Inc.	$(0.24)	$(0.29)	$(0.29)	$(0.84)
Diluted net loss per share attributable to Endurance International Group Holdings, Inc.	$(0.24)	$(0.29)	$(0.29)	$(0.84)
Weighted-average common shares used in computing net loss per share attributable to Endurance International Group Holdings, Inc.:
Basic	133,550,168	137,793,609	133,038,542	136,688,115
Diluted	133,550,168	137,793,609	133,038,542	136,688,115
The following number of weighted average potentially dilutive shares were excluded from the calculation of diluted loss per share because the effect of including such potentially dilutive shares would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
	(unaudited)
Restricted stock awards and units	9,554,260	7,782,806	8,605,808	6,974,708
Options	12,050,726	10,593,596	10,673,967	10,947,661
Total	21,604,986	18,376,402	19,279,775	17,922,369

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

Recent Accounting Pronouncements - Recently Issued

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. Since then, the FASB has also issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606), Principals versus Agent Considerations and ASU 2016-10, Revenue from Contracts with Customers (Topic 606), and Identifying Performance Obligations and Licensing, which further elaborate on the original ASU No. 2014-09. The core principle of these updates is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgments and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. In July 2015, the FASB approved a one-year deferral of the effective date to January 1, 2018, with early adoption to be permitted as of the original effective date of January 1, 2017. Once this standard becomes effective, companies may use either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures) (the "modified retrospective approach"). The Company has performed an initial assessment of ASU 2014-09, and expects that this new guidance will impact the timing of when certain sales incentive payments, primarily to external parties, are charged to expense as these payments must be deferred over the expected life of the related customer relationship. The Company also expects that a small portion of its revenue recognition will be impacted by this new guidance. The Company has completed an initial quantification of the changes from adoption of ASU 2014-09, and believes that the deferral of certain sales incentive payments may materially impact the timing of expenses in the initial periods following adoption, and that future revenues will not be materially impacted by this adoption. Further, the Company expects to adopt ASU 2014-09 under the modified retrospective approach.

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

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This new guidance better aligns an entity's risk management activities and financial reporting for hedging relationships through changes to the designation and measurement guidance for qualifying hedging relationships and to the method of presenting hedge results. The amendments in this guidance require an entity to present the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is reported, to allow users to better understand the results and costs of an entity's hedging program. This new guidance is effective for fiscal years beginning after December 15, 2019. The amended presentation and disclosure guidance is required only prospectively, while the measurement guidance should be applied to hedges existing at the time of adoption through a one-time cumulative-effect adjustment to accumulated other comprehensive income with respect to the elimination of the separate measurement of ineffectiveness with a corresponding adjustment to the opening balance of the retained earnings. The Company is currently evaluating the impact of its pending adoption of the new guidance on its consolidated financial statements.

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
Summary of Deferred Consideration Related to Acquisitions
Components of short-term and long-term deferred consideration as of December 31, 2016 and September 30, 2017, consisted of the following:

	December 31, 2016		September 30, 2017
	Short- term	Long- term	Short- term	Long- term
	(in thousands)
Mojoness, Inc. (Acquired in 2012)	$818	$—	$—	—
Verio (Acquired in 2015)	50	—	—	—
Social Booster (Acquired in 2016)	40	25	25	—
AppMachine (Acquired in 2016)	4,365	7,419	4,294	3,493
Total	$5,273	$7,444	$4,319	$3,493

4. Property and Equipment and Capital Lease Obligations
Components of property and equipment consisted of the following:

	December 31, 2016	September 30, 2017
	(in thousands)
Land	$790	$790
Building	5,517	6,242
Software	52,130	67,987
Computers and office equipment	143,091	148,460
Furniture and fixtures	10,892	10,840
Leasehold improvements	21,244	22,202
Construction in process	6,691	10,579
Property and equipment—at cost	240,355	267,100
Less accumulated depreciation	(145,083)	(178,543)
Property and equipment—net	$95,272	$88,557

Depreciation expense related to property and equipment for the three months ended September 30, 2016 and 2017 was $17.0 million and $13.6 million, respectively. Depreciation expense related to property and equipment for the nine months ended September 30, 2016 and 2017 was $46.9 million and $40.7 million, respectively.
Property under capital lease with a cost basis of $24.6 million was included in software as of September 30, 2017. The net carrying value of property under capital lease as of September 30, 2017 was $4.4 million.
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
As of December 31, 2016 and September 30, 2017, the Company’s financial assets or liabilities required to be measured on a recurring basis are accrued earn-out consideration payable in connection with the 2012 acquisition of certain assets of Mojoness, Inc., or Mojo, and the 2015 interest rate cap. The Company has classified its interest rate cap discussed in Note 6 below within Level 2 of the fair value hierarchy. The Company has classified its liabilities for contingent earn-out consideration related to Mojo within Level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which include probability weighted cash flows. During the nine months ended September 30, 2017, the Company paid $0.8 million related to the earn-out provisions for the Mojo acquisition, which constituted the final payment for this acquisition.
Basis of Fair Value Measurements

	Balance	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Balance at December 31, 2016
Financial assets:
Interest rate cap (included in other assets)	$979	—	$979	$—
Total financial assets	$979	$—	$979	$—
Financial liabilities:
Contingent earn-out consideration (included in deferred consideration)	$818	—	—	$818
Total financial liabilities	$818	$—	$—	$818
Balance at September 30, 2017
Financial assets:
Interest rate cap (included in other assets)	$187	—	$187	$—
Total financial assets	$187	$—	$187	$—
The following table summarizes the changes in the financial liabilities measured on a recurring basis using Level 3 inputs as of September 30, 2017:

Amount
(in thousands)
Financial liabilities measured using Level 3 inputs at December 31, 2016	$818
Payment of contingent earn-outs related to 2012 acquisition	(818)
Change in fair value of contingent earn-outs	—
Financial liabilities measured using Level 3 inputs at September 30, 2017	$—
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
The effective portion of changes in the fair value of derivatives that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income ("AOCI"), and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Any ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. There was no ineffectiveness recorded in earnings for the three and nine months ended September 30, 2017.
As of September 30, 2017, the Company had one interest rate cap with $500.0 million notional value outstanding that was designated as a cash flow hedge of interest rate risk. The fair value of the interest rate contract included in other assets on the consolidated balance sheet as of September 30, 2017 was $0.2 million, and the Company recognized $0.2 million and $0.3 million of interest expense in the Company’s consolidated statement of operations for the three and nine months ended September 30, 2017, respectively. The Company recognized a $0.3 million loss, net of a tax benefit of $(0.2) million, in AOCI for the nine months ended September 30, 2017. The Company estimates that a cumulative amount of $1.6 million will be reclassified from AOCI to interest expense (as an increase to interest expense) in the next twelve months.
7. Goodwill and Other Intangible Assets
The following table summarizes the changes in the Company’s goodwill balances from December 31, 2016 to September 30, 2017 for the Company’s two reporting units:

	Web Presence Unit	Email Marketing Unit	Total
	Amount	Amount	Amount
	(in thousands)	(in thousands)	(in thousands)
Goodwill balance at December 31, 2016	$1,255,604	$604,305	$1,859,909
Goodwill related to 2016 acquisitions	—	—	—
Foreign translation impact	2,580	—	2,580
Goodwill balance at September 30, 2017	$1,258,184	$604,305	$1,862,489
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
During the three and nine months ended September 30, 2017, the Company wrote down intellectual property, specifically, certain domain names that generated domain monetization revenue, to fair value and recorded a charge of $13.8 million which is included in cost of revenue. The impairment resulted from diminishing cash flows associated with these assets.

At September 30, 2017, other intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(dollars in thousands)
Developed technology	$285,858	$137,578	$148,280	7 years
Subscriber relationships	659,754	408,979	250,775	7 years
Trade-names	134,056	68,288	65,768	8 years
Intellectual property	34,315	26,670	7,645	5 years
Domain names available for sale	30,362	6,794	23,568	Indefinite
Leasehold interests	314	314	—	1 year
Total September 30, 2017	$1,144,659	$648,623	$496,036
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
The Company’s amortization expense is included in cost of revenue in the aggregate amounts of $38.0 million and $35.3 million for the three months ended September 30, 2016 and 2017, respectively. The Company’s amortization expense is included in cost of revenue in the aggregate amounts of $105.7 million and $104.6 million for the nine months ended September 30, 2016 and 2017, respectively.
8. Investments
As of December 31, 2016 and September 30, 2017, the Company’s carrying value of investments in privately-held companies was $15.9 million and $15.2 million, respectively.
In January 2012, the Company made an initial investment of $0.3 million to acquire a 25% interest in BlueZone Labs, LLC (“BlueZone”), a provider of “do-it-yourself” tools and managed search engine optimization services.
The Company also has an agreement with BlueZone to purchase products and services. During the three months ended September 30, 2016 and 2017, the Company purchased $0.4 million and $0.4 million, respectively, of products and services from BlueZone, which is included in cost of revenue in the Company’s consolidated statements of operations and comprehensive loss. As of December 31, 2016 and September 30, 2017, $0.1 million and $0.2 million, respectively, relating to the Company’s investment in BlueZone was included in accounts payable and accrued expense in the Company’s consolidated balance sheet. As of December 31, 2016 and September 30, 2017, $0.0 million and $0.8 million, respectively, relating to the Company’s investment in BlueZone was included in prepaid expenses in the Company’s consolidated balance sheet.
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
On March 3, 2016, the Company purchased a $0.6 million convertible promissory note from a business that provides web and mobile money management solutions, with the potential for subsequent purchases of additional convertible notes. During the three months ended September 30, 2017, the Company recognized an impairment expense of $0.6 million in other expense in the consolidated statement of operations and comprehensive loss, as the carrying amount of the investment was deemed unrecoverable.
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
Investments in which the Company’s interest is less than 20% and which are not classified as available-for-sale securities are carried at the lower of cost or net realizable value unless it is determined that the Company exercises significant influence over the investee company, in which case the equity method of accounting is used. For those investments in which the Company’s voting interest is between 20% and 50%, the equity method of accounting is used. Under this method, the investment balance, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee company, as they occur, limited to the extent of the Company’s investment in, advances to and commitments for the investee. These adjustments are reflected in equity (income) loss of unconsolidated entities, net of tax in the Company’s consolidated statements of operations and comprehensive loss. The Company recognized net losses of $0.2 million and $0.0 million for the three months ended September 30, 2016 and 2017, respectively, and net loss (gain) of $1.2 million and $(0.1) million for the nine months ended September 30, 2016 and 2017, respectively.
From time to time, the Company may make new and follow-on investments and may receive distributions from investee companies. As of September 30, 2017, the Company was not obligated to fund any follow-on investments in these investee companies.
As of September 30, 2017, the Company did not have an equity method investment in which the Company’s proportionate share of the investees’ net income or loss exceeded 10% of the Company’s consolidated assets or income from continuing operations.
9. Notes Payable

At December 31, 2016 and September 30, 2017, notes payable, net of original issuance discount and deferred financing costs, consisted of the following:

	At December 31, 2016	At September 30, 2017
	(in thousands)
2017 First Lien Term Loan	$—	$1,625,746
2013 First Lien Term Loan	985,640	—
Incremental First Lien Term Loan	674,860	—
Notes	326,480	328,457
Revolving credit facilities	—	—
Total notes payable	1,986,980	1,954,203
Current portion of notes payable	35,700	33,945
Notes payable - long term	$1,951,280	$1,920,258
2017 First Lien Term Loan Facility

In connection with the Company's June 14, 2017 refinancing of its then-outstanding term loans (the "2017 Refinancing"), the Company entered into its current first lien term loan facility (the "2017 First Lien") with an original balance of $1,697.3 million and a maturity date of February 9, 2023. As of September 30, 2017, the 2017 First Lien had an outstanding balance of:

At September 30, 2017
(in thousands)
2017 First Lien Term Loan	$1,670,277
Unamortized deferred financing costs	(23,483)
Unamortized original issue discount	(21,048)
Net 2017 First Lien Term Loan	1,625,746
Current portion of 2017 First Lien Term Loan	(33,945)
2017 First Lien Term Loan - long term	$1,591,801

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

The 2017 First Lien requires quarterly mandatory repayments of principal. During the nine months ended September 30, 2017, the Company made two mandatory repayments of $8.5 million each, and two voluntary prepayments for a total of $10.0 million.

Interest is payable on maturity of the elected interest period for a LIBOR-based interest 2017 First Lien loan, which can be one, two, three or six months. Interest is payable at the end of each fiscal quarter for a reference rate interest 2017 First Lien loan.
2013 First Lien Term Loan Facility

The Company had a prior first lien term loan facility (the “2013 First Lien”) that originated in November 2013 with an original balance of $1,050.0 million and a maturity date of November 9, 2019. As of December 31, 2016 and September 30, 2017, the 2013 First Lien had an outstanding balance of:

	At December 31, 2016	At September 30, 2017
	(in thousands)
2013 First Lien Term Loan	$985,875	$—
Unamortized deferred financing costs	(235)	—
Net 2013 First Lien Term Loan	985,640	—
Current portion of 2013 First Lien Term Loan	21,000	—
2013 First Lien Term Loan - long term	$964,640	$—

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

The 2013 First Lien required quarterly mandatory repayments of principal, and as a result of the Constant Contact Financing, the Company was obligated to use commercially reasonable efforts to make voluntary repayments on the 2013 First Lien to effectively double the amount of each scheduled amortization payment under this facility. During the nine months ended September 30, 2017, the Company made mandatory repayments of $2.6 million and voluntary prepayments of $2.6 million against the 2013 First Lien prior to the 2017 Refinancing. Interest was payable on maturity of the elected interest period for a LIBOR-based 2013 First Lien loan, which could be one, two, three or six months.

Interest was payable at the end of each fiscal quarter for a reference rate 2013 First Lien loan.

As part of the 2017 Refinancing, the Company refinanced the then-outstanding 2013 First Lien balance of $980.6 million.
Incremental First Lien Term Loan Facility

In connection with the Constant Contact Financing, the Company entered into an incremental first lien term loan facility (the “Incremental First Lien”) with an original balance of $735.0 million and a maturity date of February 9, 2023. As of December 31, 2016 and September 30, 2017, the Incremental First Lien had an outstanding balance of:

	At December 31, 2016	At September 30, 2017
	(in thousands)
Incremental First Lien Term Loan	$720,300	$—
Unamortized deferred financing costs	(25,869)	—
Unamortized original issuance discount	(19,571)	—
Net Incremental First Lien Term Loan	674,860	—
Current portion of Incremental First Lien Term Loan	14,700	—
Incremental First Lien Term Loan - long term	$660,160	$—

The Incremental First Lien was issued at a price of 97.0% of par (subject to the payment of an additional upfront fee of 1.0% on February 28, 2016) and had scheduled principal payments equal to 0.50% of the original principal per quarter, or $3.7 million, starting September 30, 2016.

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

During the nine months ended September 30, 2017, the Company made $3.7 million in mandatory prepayments against the Incremental First Lien prior to the 2017 Refinancing.

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

In connection with the Constant Contact Financing, the Company entered into a new revolving credit facility (the “Current Revolver”), which increased the Company’s available revolving credit to $165.0 million and extended the maturity date to February 9, 2021. The Current Revolver had a "springing" maturity date of August 10, 2019, which is no longer applicable as a result of the 2017 Refinancing. As of December 31, 2016 and September 30, 2017, the Company did not have any balances outstanding under the Current Revolver, and the full amount of the facility, or $165.0 million, was unused and available.

The Company has the ability to draw down against the Current Revolver using a LIBOR-based interest loan or an alternate based interest loan. LIBOR-based interest revolver loans bear interest at a rate of 4.0% per annum (subject to a leverage-based step-down) plus an adjusted LIBOR for a selected interest period. Alternate base interest revolver loans bear interest at 3.0% (subject to a leverage-based step down) plus the greatest of the prime rate, the federal funds rate plus 0.50% and an adjusted LIBOR or a one-month interest period plus 1.00%. There is also a non-refundable commitment fee, equal to 0.50% of the daily unused principal amount (subject to a leverage-based step down), which is payable in arrears on the last day of each fiscal quarter. Interest is payable on maturity of the elected interest period for a LIBOR-based interest loan, which can be one, two, three or six months. Interest is payable at the end of each fiscal quarter for a reference rate revolver loan.
Senior Notes
In connection with the Constant Contact Financing, EIG Investors issued $350.0 million aggregate principal amount of senior notes (the "Notes") with a maturity date of February 1, 2024. The Notes were issued at a price of 98.065% of par and bear interest at the rate of 10.875% per annum. The Notes have been fully and unconditionally guaranteed, on a senior unsecured basis, by the Company and its subsidiaries that guarantee the 2017 First Lien and the Current Revolver (collectively with the Company's previously existing facilities, the "Senior Credit Facilities") (including Constant Contact and certain of its subsidiaries). As of December 31, 2016 and September 30, 2017, the Notes had an outstanding balance of:

	At December 31, 2016	At September 30, 2017
	(in thousands)
Senior Notes	$350,000	$350,000
Unamortized deferred financing costs	(17,238)	(15,711)
Unamortized original issuance discount	(6,282)	(5,832)
Net Senior Notes	326,480	328,457
Current portion of Senior Notes	—	—
Senior Notes - long term	$326,480	$328,457

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

Presentation of Debt Issuance Costs

The Company adopted ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, beginning on January 1, 2016, and retrospectively for all periods presented. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Unamortized balances of deferred financing costs and original issue discounts relating to the term loans and the Notes are presented as a reduction of the notes payable in the Company's consolidated balance sheets. The unamortized value of deferred financing costs associated with the Company's revolving credit facility were not affected by the ASU and continue to be presented as an asset on the Company’s consolidated balance sheets.
Maturity of Notes Payable

The maturity of the notes payable at September 30, 2017 is as follows:

Amounts maturing in:	(in thousands)
(Remainder of) 2017	$8,486
2018	33,945
2019	33,945
2020	33,945
2021	33,945
Thereafter	1,876,011
Total	$2,020,277
Interest
The Company recorded $41.2 million and $35.8 million in interest expense for the three months ended September 30, 2016 and 2017, respectively, and $112.6 million and $121.0 million, for the nine months ended September 30, 2016 and 2017, respectively.
The following table provides a summary of interest rates and interest expense for the three and nine months ended September 30, 2016 and 2017:

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2017
	(percentage per annum)
Interest rate—LIBOR	4.49%-6.48%	5.14%-5.32%	4.49%-7.75%	5.14%-6.68%
Interest rate—reference	6.50%	*	6.50%-8.75%	*
Interest rate—Senior Notes	10.875%	10.875%	10.875%	10.875%
Non-refundable fee—unused facility	0.50%	0.50%	0.50%	0.50%
	(dollars in thousands)
Interest expense and service fees	$37,603	$32,551	$103,111	$105,371
Loss on extinguishment of debt	—	—	—	992
Deferred financing fees immediately expensed	—	—	—	5,487
Amortization of deferred financing fees	1,760	1,873	4,322	5,403
Amortization of original issue discounts	844	1,059	2,116	2,791
Amortization of net present value of deferred consideration	844	127	2,426	504
Other interest expense	157	238	598	474
Total interest expense	$41,208	$35,848	$112,573	$121,022
* The Company did not have debt bearing interest based on the reference rate for the three months and nine months ended September 30, 2017.
The Company concluded that the 2017 Refinancing was primarily a debt modification of the existing term loans in accordance with ASC 470-50, Debt: Modifications and Extinguishments, with extinguishment relating only to a few existing lenders that did not participate in the 2017 Refinancing. As a result, the Company capitalized $4.2 million of additional original issue discounts ("OID") and $0.9 million of deferred financing costs related to new lenders participating in the 2017 First Lien. These capitalized costs will be amortized over the remaining life of the loan using the effective interest method. Additionally, the Company recorded a charge during the nine months ended September 30, 2017, included in interest expense, of $1.0 million to write off OID and deferred financing costs related to the refinanced debt for lenders not participating in the 2017 First Lien. Lastly, the Company recorded a charge of $5.5 million for the nine months ended September 30, 2017, included in interest expense, for deferred financing costs incurred for the 2017 First Lien that related to existing lenders that carried over from the refinanced debt.

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

The Company was in compliance with all covenants at September 30, 2017.

10. Stockholders’ Equity
Voting Rights
All holders of common stock are entitled to one vote per share.
The following table presents the changes in total stockholders’ equity:

Total Stockholders’ Equity
(in thousands)
Balance at December 31, 2016	$124,383
Stock-based compensation	47,151
Reclassification of stock-compensation liability award	450
Stock option exercises	1,548
Foreign currency translation adjustment	2,984
Unrealized loss on derivative	(309)
Net loss attributable to non-controlling interest	277
Net loss attributable to Endurance International Group Holdings, Inc.	(114,781)
Balance at September 30, 2017	$61,703

11. Stock-Based Compensation
2013 Stock Incentive Plan
The Amended and Restated 2013 Stock Incentive Plan (the “2013 Plan”) of the Company became effective upon the closing of its Initial Public Offering ("IPO"). The 2013 Plan provides for the grant of options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to employees, officers, directors, consultants and advisors of the Company. Under the 2013 Plan, the Company may issue up to 38,000,000 shares of the Company’s common stock. At September 30, 2017, there were 13,547,029 shares available for grant under the 2013 Plan.
2011 Stock Incentive Plan
As of February 9, 2016, the effective date of the acquisition of Constant Contact, the Company assumed and converted certain outstanding equity awards granted by Constant Contact under the Constant Contact 2011 Stock Incentive Plan (“2011 Plan”) prior to the effective date of the acquisition (the “Assumed Awards”) into corresponding equity awards with respect to shares of the Company’s common stock. In addition, the Company assumed certain shares of Constant Contact common stock, par value $0.01 per share, available for issuance under the 2011 Plan (the “Available Shares”), which will be available for future issuance under the 2011 Plan in satisfaction of the vesting, exercise or other settlement of options and other equity awards that may be granted by the Company following the effective date of the acquisition of Constant Contact in reliance on the prior approval of the 2011 Plan by the stockholders of Constant Contact. The Assumed Awards were converted into 2,143,987 stock options and 2,202,846 restricted stock units with respect to the Company’s common stock and the Available Shares were converted into 10,000,000 shares of the Company’s common stock reserved for future awards under the 2011 Plan. At September 30, 2017, there were 9,183,916 shares available for grant under the 2011 Plan.
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
The following table presents total stock-based compensation expense recorded in the consolidated statement of operations and comprehensive loss for all 2012 restricted stock awards and units issued prior to the IPO, and all awards granted under the Company’s 2013 Plan and the 2011 Plan:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
	(in thousands)
Cost of revenue	$1,643	$1,553	$4,116	$4,720
Sales and marketing	1,850	2,263	6,249	7,027
Engineering and development	4,164	1,807	6,369	4,707
General and administrative	7,149	13,956	31,484	32,295
Total stock-based compensation expense	$14,806	$19,579	$48,218	$48,749
2013 Stock Incentive Plan
The following table provides a summary of the Company’s stock options as of September 30, 2017 and the stock option activity for all stock options granted under the 2013 Plan during the nine months ended September 30, 2017:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(3) (in thousands)
Outstanding at December 31, 2016	9,607,431	$12.79
Granted	728,287	$7.82
Exercised	—	$—
Forfeited	(534,886)	$12.71
Expired	(288,891)	$14.00
Outstanding at September 30, 2017	9,511,941	$12.38	7.0	$297
Exercisable at September 30, 2017	6,344,460	$12.86	6.3	$1
Expected to vest after September 30, 2017 (1)	3,167,481	$11.42	8.5	$—
Exercisable as of September 30, 2017 and expected to vest (2)	9,511,941	$12.38	7.0	$297

(1)	This represents the number of unvested options outstanding as of September 30, 2017 that are expected to vest in the future.

(2)	This represents the number of vested options as of September 30, 2017 plus the number of unvested options outstanding as of September 30, 2017 that are expected to vest in the future.

(3)
The aggregate intrinsic value was calculated based on the positive difference, if any, between the estimated fair value of the Company’s common stock on September 30, 2017 of $8.20 per share, or the date of exercise, as appropriate, and the exercise price of the underlying options.

Restricted stock units granted under the 2013 Plan generally vest monthly over a three- or four-year period, unless otherwise determined by the Company’s board of directors. The following table provides a summary of the Company’s restricted stock unit activity for the 2013 Plan during the nine months ended September 30, 2017:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2016	100,369	$12.00
Granted	3,827,439	$7.92
Vested and unissued	(553,774)	$7.93
Canceled	(265,070)	$7.85
Non-vested at September 30, 2017	3,108,964	$7.94
Restricted stock awards granted under the 2013 Plan generally vest annually over a four-year period, unless otherwise determined by the Company’s board of directors. Performance-based restricted stock awards are earned based on the achievement of performance criteria established by the Company’s compensation committee and board of directors. The following table provides a summary of the Company’s restricted stock award activity for the 2013 Plan during the nine months ended September 30, 2017:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2016	7,332,537	$13.21
Granted	160,428	$8.15
Vested	(1,969,623)	$10.70
Canceled	(200,934)	$11.89
Non-vested at September 30, 2017	5,322,408	$14.03
2015 Performance Based Award

The performance-based restricted stock award granted to the Company’s former chief executive officer ("CEO") Hari Ravichandran during 2015 provides an opportunity for the participant to earn a fully vested right to up to 3,693,754 shares of the Company’s common stock (the “Award Shares”) over a three-year period beginning July 1, 2015 and ending on June 30, 2018 (the “Performance Period”). Award Shares may be earned based on the Company achieving pre-established, threshold, target and maximum performance metrics.
Award Shares may be earned during each calendar quarter during the Performance Period (each, a “Performance Quarter”) if the Company achieves a threshold, target or maximum level of the performance metric for the Performance Quarter. If the performance metric is less than the threshold level for a Performance Quarter, no Award Shares will be earned during the Performance Quarter. Award Shares that were not earned during a Performance Quarter may be earned later during the then current twelve-month period from July 1st to June 30th during the Performance Period (each, a “Performance Year”), at a threshold, target or maximum level of the performance metric for the Performance Year. No Awards Shares were earned for the Performance Quarter ending September 30, 2017 because the threshold level for the performance metric was not met.
Any Award Shares that are earned during the Performance Period will vest on June 30, 2018, provided that Mr. Ravichandran is employed by the Company on such date. The requirement that he be employed by the Company on June 30, 2018 is waived in the event the executive’s employment is terminated due to death, disability or by the Company without cause, if the executive terminates employment with the Company for good reason, or if the executive is employed by the Company on the date of a change in control (as such terms are defined in the executive’s employment agreement). Upon the occurrence of any of the foregoing events, additional Award Shares may be earned, as provided for in the performance-based restricted stock agreement.
This performance-based award is evaluated quarterly to determine the probability of its vesting and determine the amount of stock-based compensation to be recognized. During the three and nine months ended September 30, 2017, the Company recognized $4.0 million and $9.6 million, respectively, of stock-based compensation expense related to this performance-based award.
In April 2017, the Company announced that its board of directors and its CEO adopted a CEO transition plan whereby Mr. Ravichandran would remain as CEO and serve as a board member while the Company conducted a search to identify his successor. The Company's new President and CEO began employment with the Company on August 22, 2017. Mr. Ravichandran is expected to end his employment with the Company during the fourth quarter of 2017. In accordance with the terms of the 2015 Performance Based Award, upon separation of employment, Mr. Ravichandran will receive the Award Shares earned with respect to Performance Quarters completed prior to the separation, plus the greater of (a) the target number of Award Shares eligible to be earned in the Performance Quarter in which the separation occurs and (b) the number of Award Shares that would have been earned in the Performance Quarter in which the separation occurs as if Mr. Ravichandran had remained employed through the end of the Performance Quarter. Based on the expected end date of Mr. Ravichandran's employment, the Company has assumed an attribution period of 2.33 years, and that approximately 1,550,000 shares ultimately will vest under the 2015 Performance Based Award.
2016 Performance Based Awards
On February 16, 2016, the compensation committee of the board of directors of the Company approved the grant of performance-based restricted stock awards to the Company’s chief financial officer (“CFO”), chief operating officer (“COO”) and chief administrative officer (“CAO”). Based on the Company's achievement of Constant Contact revenue, adjusted EBITDA and cash flow metrics, these shares vested on March 31, 2017 and each executive earned the maximum number of shares subject to his or her award. The CFO earned 223,214 shares of the Company’s stock, the COO earned 260,416 shares of the Company’s stock, and the CAO earned 148,810 shares of the Company’s stock. These earned shares vested on March 31, 2017. During the three and nine months ended September 30, 2017, the Company recognized $0.0 million and $1.2 million, respectively, of stock-based compensation expense related to these performance-based awards.
New CEO Award

On August 11, 2017, the Company and Jeffrey H. Fox entered into an employment agreement (the “Employment Agreement”) appointing Mr. Fox as the Company’s president and chief executive officer effective upon his employment start date (the “Effective Date”) of August 22, 2017. The Employment Agreement provides for Mr. Fox to receive, on the Effective Date, an equity award under the Company’s Amended and Restated 2013 Stock Incentive Plan with a total value of $10,375,000 as of August 11, 2017 (the “Grant Value”), split between an award of 1,032,500 restricted stock units (the “RSU Award”) and an option to purchase 612,419 shares of the Company’s common stock (the “Stock Option Grant”).

Two Hundred Eighty-Two Thousand Five Hundred (282,500) of the restricted stock units subject to the RSU Award vested immediately on the Effective Date, but are subject to a requirement that Mr. Fox hold the shares underlying such restricted stock units until the earlier of the third anniversary of the Effective Date, his death or disability (as defined in the Employment Agreement) or a change in control of the Company (as defined in the Employment Agreement). The Company recorded a charge of $2.2 million for these immediately vested shares during the three and nine months ended September 30, 2017. The remaining 750,000 restricted stock units subject to the RSU Award will vest over a three-year period, with 250,000 of such restricted stock units vesting annually on the anniversary of the Effective Date. The Stock Option Grant will vest over a three-year period, with one-third of the total number of shares subject to the Stock Option Grant vesting on the first anniversary of the Effective Date and the remainder vesting in equal monthly installments thereafter.
2011 Stock Incentive Plan
The following table provides a summary of the Company’s stock options as of September 30, 2017 and the stock option activity for all stock options granted under the 2011 Plan during the nine months ended September 30, 2017:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value(3) (in thousands)
Outstanding at December 31, 2016	1,931,830	$8.73
Granted/ Exchanged	14,724	$8.15
Exercised	(263,067)	$5.89
Forfeited	(502,142)	$10.11
Expired	(84,708)	$10.24
Outstanding at September 30, 2017	1,096,637	$8.64	4.0	$847
Exercisable at September 30, 2017	642,775	$8.31	3.2	$695
Expected to vest after September 30, 2017 (1)	453,862	$9.12	5.1	$153
Exercisable as of September 30, 2017 and expected to vest (2)	1,096,637	$8.64	4.0	$847

(1)	This represents the number of unvested options outstanding as of September 30, 2017 that are expected to vest in the future.

(2)	This represents the number of vested options as of September 30, 2017 plus the number of unvested options outstanding as of September 30, 2017 that are expected to vest in the future.

(3)
The aggregate intrinsic value was calculated based on the positive difference, if any, between the estimated fair value of the Company’s common stock on September 30, 2017 of $8.20 per share, or the date of exercise, as appropriate, and the exercise price of the underlying options.

Unless otherwise determined by the Company’s board of directors, restricted stock units granted under the 2011 Plan generally vest annually over a three- or a four-year period. The following table provides a summary of the Company’s restricted stock unit activity for the 2011 Plan during the nine months ended September 30, 2017:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2016	1,473,655	$9.25
Granted/ Exchanged	1,226,157	$7.98
Vested	(602,930)	$7.64
Canceled	(550,287)	$8.50
Non-vested at September 30, 2017	1,546,595	$8.25

As of September 30, 2017 the Company has approximately $17.9 million of unrecognized stock-based compensation expense related to option awards that will be recognized over 2.2 years and approximately $35.6 million of unrecognized stock-

based compensation expense related to restricted stock awards to be recognized that will be recognized over 2.2 years for the 2013 Stock Incentive Plan.

As of September 30, 2017 the Company has approximately $1.6 million of unrecognized stock-based compensation expense related to option awards that will be recognized over 2.1 years and approximately $10.7 million of unrecognized stock-based compensation expense related to restricted stock awards to be recognized that will be recognized over 2.4 years for the 2011 Stock Incentive Plan.

12. Accumulated Other Comprehensive Income

The following table presents the components of accumulated other comprehensive loss (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total
	(in thousands)
Balance at December 31, 2016	$(2,395)	$(1,271)	$(3,666)
Other comprehensive income (loss)	2,984	(309)	2,675
Balance at September 30, 2017	$589	$(1,580)	$(991)

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
As of September 30, 2017, the financial position and results of operations of Shanghai Xiao are consolidated within, but are not material to, the Company’s consolidated financial position or results of operations.
14. Redeemable Non-controlling Interest
In connection with a 2014 equity investment in WZ UK, on January 6, 2016, the Company exercised its option to increase its stake in WZ UK from 49% to 57.5%, thereby acquiring a controlling interest, in exchange for a payment of approximately $2.1 million to the other shareholders of WZ UK. The agreement related to the transaction provides for a put option for the then NCI shareholders to put the remaining equity interest to the Company within pre-specified put periods. As the NCI is subject to a put option that is outside the control of the Company, it was deemed a redeemable non-controlling interest and is not recorded in permanent equity, and is presented as mezzanine redeemable non-controlling interest on the consolidated balance sheet, and was subject to the guidance of the Securities and Exchange Commission (“SEC”) under ASC 480-10-S99, Accounting for Redeemable Equity Securities. The difference between the $10.8 million fair value of the redeemable NCI and the $30.0 million value that was expected to be paid upon exercise of the put option was being accreted over the period commencing January 6, 2016 and up to the first put option period, which commenced on the 24-month anniversary of the acquisition date, August 14, 2016. Adjustments to the carrying amount of the redeemable non-controlling interest were charged to additional paid-in capital.
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
On July 13, 2016, WZ UK completed a restructuring pursuant to which Pseudio Limited and Resume Labs became wholly-owned subsidiaries of WZ UK. As a result of the restructuring, WZ UK became the 100% owner of Pseudio Limited and Resume Labs Limited. Immediately subsequent to the restructuring, the Company acquired additional equity in WZ UK for $18.0 million, bringing the Company’s aggregate stake in WZ UK to 86.4%. The restructuring significantly reduced the amount of the potential redemption amount payable to the minority shareholders of WZ UK, and gave the Company the flexibility to reduce investments in this business. Based on these reduced investments, the estimated value of the non-controlling interest was below the expected redemption amount of $25.0 million, which resulted in $14.2 million of excess accretion that reduced income available to common shareholders for the period starting on the date of the restructuring through the redemption date of July 1, 2017. The Company recognized excess accretion of $0.0 million and $7.2 million for the three and nine months ended September 30, 2017, respectively, which is reflected in net loss attributable to accretion of non-controlling interest in the Company’s consolidated statements of operations and comprehensive loss. Prior to the third quarter of 2016, the Company did not have any accretion amounts in excess of fair value. On July 7, 2017, the Company redeemed the remaining redeemable non-controlling interest for $25.0 million.
The following table presents changes in this redeemable non-controlling interest:

Redeemable noncontrolling Interest
(in thousands)
Balance as of December 31, 2016	$17,753
Accretion in excess of fair value	7,247
Payment of redeemable non-controlling interest	(25,000)
Balance as of September 30, 2017	$—
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

The Company recognizes, in its consolidated financial statements, the effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. During the quarter ended September 30, 2017, management has concluded that the Company’s material tax positions require the recording of an ASC 740-10 reserve, with interest and penalties, for uncertain income tax positions as of September 30, 2017. The Company has unrecognized tax positions at December 31, 2016 and September 30, 2017 of $0.0 million and $1.1 million that would affect its effective tax rate. The Company does not expect a significant change in the liability for unrecognized tax benefits in the next 12 months.
The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realization of deferred tax assets requires significant management judgment. In determining whether its deferred tax assets are more likely than not realizable, the Company evaluated all available positive and negative evidence, and weighted the evidence based on its objectivity. Evidence the Company considered included:

•	Net Operating Losses (“NOL”) incurred from the Company’s inception to September 30, 2017;

•	Expiration of various federal, state and foreign tax attributes;

•	Reversals of existing temporary differences;

•	Composition and cumulative amounts of existing temporary differences; and

•	Forecasted profit before tax.
Prior to the February 2016 acquisition of Constant Contact, the Company maintained a valuation allowance against certain deferred tax assets. The acquisition of Constant Contacted resulted in a significant increase in deferred tax liabilities, which far exceeded pre-acquisition deferred tax assets. The Company, with the significant deferred tax liabilities resulting from Constant Contact acquisition, scheduled out the reversal of the consolidated U.S. deferred tax assets and liabilities, and determined that these reversals would be sufficient to realize a significant portion of deferred tax assets that existed at the date of acquisition, and provided a valuation allowance against those deferred tax assets that were not likely to be realized. The deferred tax liabilities supporting the realizability of these deferred tax assets in the acquisition will reverse in the same period, are in the same jurisdiction and are of the same character as the temporary differences that gave rise to these deferred tax assets. After completing the scheduling analysis, the Company determined that it should maintain valuation allowances on several of the legacy state net operating loss carryforwards expected to expire unused. The reversal of valuation allowances following this scheduling analysis resulted in the recording of a tax benefit of $73.6 million during the quarter ended March 31, 2016.
For the year ended December 31, 2016, the Company updated the scheduling of the reversal of the consolidated U.S. deferred tax assets and liabilities. Following the acquisition, deferred tax liabilities have decreased and the Company generated additional pre-tax losses. As of December 31, 2016, the scheduling of the reversal of the consolidated U.S. deferred tax assets and liabilities generated sufficient income to utilize U.S. deferred tax assets with the exception of certain federal credits and state net operating loss and credit carryforwards. Accordingly, the Company increased its valuation allowance by $10.0 million during the last three quarters of fiscal year 2016.
The Company updated the scheduling of the reversal of the consolidated U.S. deferred tax assets and liabilities for the period ended September 30, 2017, as the deferred tax liabilities have continued to decrease and the Company generated additional pre-tax losses. As of September 30, 2017, the Company has determined that the reversal of temporary differences will no longer generate sufficient income to utilize certain of its consolidated deferred tax assets in the United States. Accordingly, the Company recorded an increase of $10.4 million to its valuation allowance during the quarter ended September 30, 2017, mostly related to the different book and tax treatment of goodwill.
For the three months ended September 30, 2016 and 2017, the Company recognized a tax benefit of $7.4 million and a tax expense of $3.0 million, respectively, in the consolidated statements of operations and comprehensive loss. The income tax expense for the three months ended September 30, 2017 was primarily attributable to a federal and state deferred tax expense of $1.9 million due primarily to the different book and tax treatment of goodwill, federal and state current income taxes of $0.2 million, a foreign current tax expense of $0.7 million, and a foreign deferred tax expense of $0.2 million. The income tax benefit for the three months ended September 30, 2016 was primarily attributable to a federal and state deferred tax benefit of $9.1 million, a benefit for federal and state current income taxes of $0.1 million, partially offset by a $1.6 million deferred tax expense for the reversal of the valuation allowance, and a foreign current tax expense of $0.3 million.
For the nine months ended September 30, 2016 and 2017, the Company recognized tax benefit of $121.2 million and a tax expense of $11.4 million, respectively, in the consolidated statements of operations and comprehensive loss. The income tax expense for the nine months ended September 30, 2017 was primarily attributable to a federal and state deferred tax expense of $7.3 million related to the differences in accounting treatment of goodwill under U.S. GAAP and tax accounting for goodwill, federal and state current income taxes of $2.6 million, a foreign current tax expense of $2.3 million, offset by a foreign deferred tax benefit of $0.8 million. The income tax benefit for the nine months ended September 30, 2016 was primarily attributable to a $72.8 million reversal of the valuation allowance, a federal and state deferred tax benefit of $49.7 million, which includes the identification and recognition of $7.3 million of U.S. federal research and development credits, and a foreign deferred tax benefit of $2.1 million, partially offset by a provision for federal and state current income taxes of $1.4 million and foreign current tax expense of $2.0 million.
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

16. Severance and Other Exit Costs
The Company continues to evaluate its data center, sales and marketing, support and engineering operations and the general and administrative function in an effort to optimize its cost structure. As a result, the Company may incur charges for employee severance, exiting facilities and restructuring data center commitments and other related costs.
2017 Restructuring Plan

In January 2017, the Company announced plans to close certain offices as part of a plan to consolidate certain web presence customer support operations, resulting in severance costs (the “2017 Restructuring Plan”). These severance charges were associated with the elimination of approximately 660 positions, primarily in customer support. Additionally, the Company implemented additional restructuring plans to create operational efficiencies and synergies related to the Constant Contact acquisition, which resulted in additional severance charges for the elimination of approximately 50 positions. In connection with these plans, the Company incurred severance costs of $3.9 million and $12.8 million, and paid $3.0 million and $6.8 million, during the three and nine months ended September 30, 2017, respectively. The Company had a remaining accrued severance liability of $6.0 million as of September 30, 2017.
In connection with the 2017 Restructuring Plan, the Company closed offices in Orem, Utah and relocated certain employees to our Tempe, Arizona office. During the three and nine months ended September 30, 2017, the Company incurred facility charges of $0.3 million and $0.9 million, respectively. The Company made payments of $0.3 million and $0.3 million during the three and nine months ended September 30, 2017, and had a remaining accrued facility liability of $0.6 million as of September 30, 2017.
The Company expects to incur severance charges related to the 2017 Restructuring Plan through December 31, 2017, and expects to complete severance payments related to this plan during the year ended December 31, 2018.
2016 Restructuring Plan
In connection with the Company’s acquisition of Constant Contact on February 9, 2016, the Company implemented a plan to create operational efficiencies and synergies resulting in severance costs and facility exit costs (the “2016 Restructuring Plan”).
The severance charges were associated with the elimination of approximately 265 positions across the business. The Company did not incur additional severance costs during the three and nine months ended September 30, 2017. The Company paid $0.2 million and $1.6 million of severance costs during the three and nine months ended September 30, 2017, respectively. There is no severance accrual remaining as of September 30, 2017.
The 2016 Restructuring Plan included the closure of offices in San Francisco, California, Delray Beach, Florida, New York, New York, Miami, Florida, the United Kingdom and Brazil, and the relocation of certain employees to our Austin, Texas office. The Company also closed a portion of the Constant Contact offices in Waltham, Massachusetts. During the three and nine months ended September 30, 2017, the Company recorded an adjustment to the Waltham facilities charge for future lease payments of $0.3 million and $0.8 million, respectively, due to a change in estimated sublease income. The Company paid $1.3 million and $3.7 million of facility costs related to the 2016 Restructuring Plan during the three and nine months ended September 30, 2017, respectively, and had a remaining accrued facility liability of $5.8 million as of September 30, 2017.
The Company incurred all employee-related charges associated with the 2016 Restructuring Plan during the year ended December 31, 2016, and expects severance payments related to the 2016 Restructuring Plan to be completed during the year ended December 31, 2017.
Other than the adjustment mentioned above, the Company completed facility-related charges associated with the 2016 Restructuring Plan during the year ended December 31, 2016, and expects to complete facility exit cost payments related to this plan during the year ended December 31, 2022.
Activity of Combined Restructuring Plans
The following table provides a summary of the aggregate activity for the nine months ended September 30, 2017 related to the Company’s combined restructuring plans' severance accrual:

	Employee Severance
	(in thousands)
	Web presence segment	Email marketing segment	Total
Balance at December 31, 2016	$633	$926	$1,559
Severance charges	8,804	4,083	12,887
Cash paid	(4,530)	(3,899)	(8,429)
Balance at September 30, 2017	$4,907	$1,110	$6,017
The following table provides a summary of the aggregate activity for the nine months ended September 30, 2017 related to the Company’s combined restructuring plans' facilities exit accrual:

	Facilities
	(in thousands)
	Web presence segment	Email marketing segment	Total
Balance at December 31, 2016	$273	$8,747	$9,020
Facility adjustments	915	783	1,698
Sublease income received	532	—	532
Cash paid	(973)	(3,719)	(4,692)
Balance at September 30, 2017	$747	$5,811	$6,558
The following table presents restructuring charges recorded in the consolidated statements of operations and comprehensive loss for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2017	2016	2017
	(in thousands)
Cost of revenue	$3,127	$449	$8,729	$3,892
Sales and marketing	1,189	1,011	6,357	3,260
Engineering and development	1,014	271	4,256	1,349
General and administrative	1,047	2,758	4,300	6,083
Total restructuring charges	$6,377	$4,489	$23,642	$14,584
17. Commitments and Contingencies
From time to time, the Company is involved in legal proceedings or subject to claims arising in the ordinary course of its business. The Company is not presently involved in any such legal proceeding or subject to any such claim that, in the opinion of its management would have a material adverse effect on its business, operating results or financial condition. However, the results of such legal proceedings or claims cannot be predicted with certainty, and regardless of the outcome, can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors. Neither the ultimate outcome of the matters listed below nor an estimate of any probable losses or any reasonably possible losses (other than the SEC investigations reserve discussed below) can be assessed at this time.
The Company received a subpoena dated December 10, 2015 from the Boston Regional Office of the SEC, requiring the production of certain documents, including, among other things, documents related to its financial reporting, including operating and non-GAAP metrics, refund, sales and marketing practices and transactions with related parties. The Company is fully cooperating with the SEC’s investigation. The Company is also in discussions with the Boston Regional Office regarding a potential resolution of its investigation, and has reserved $8.0 million in connection with a potential resolution of both this investigation and the Constant Contact investigation discussed below. The Company can make no assurances as to whether the investigation will be resolved by agreement and/or the time or resources that will need to be devoted to this investigation or its final outcome, or the impact, if any, of this investigation or any related legal or regulatory proceedings on the Company’s business, financial condition, results of operations and cash flows.
On May 4, 2015, Christopher Machado, a purported holder of the Company’s common stock, filed a civil action in the United States District Court for the District of Massachusetts against the Company and its former chief executive officer and former chief financial officer, captioned Machado v. Endurance International Group Holdings, Inc., et al., Civil Action

No. 1:15-cv-11775-GAO. The plaintiff filed an amended complaint on December 8, 2015, and a second amended complaint on March 18, 2016. The Company moved to dismiss the second amended complaint, but before the court ruled on the Company's motion, with the Company's assent, the plaintiff filed a third amended complaint on June 30, 2017. In the third amended complaint, plaintiffs Christopher Machado and Michael Rubin allege claims for violations of Section 10(b) and 20(a) of the Exchange Act, and Sections 11, 12(a)(2), and 15 of the Securities Act, on behalf of a purported class of purchasers of the Company’s securities between October 25, 2013 and December 16, 2015, including persons or entities who purchased or acquired the Company's shares pursuant or traceable to the registration statement and prospectus issued in connection with the Company's October 25, 2013 initial public offering. The plaintiffs challenge as false or misleading certain of the Company’s disclosures about the total number of subscribers, average revenue per subscriber, the number of customers paying over $500 per year for the Company’s products and services, and the average number of products sold per subscriber. The plaintiffs seek, on behalf of themselves and the purported class, compensatory damages, rescissory damages as to class members who purchased shares pursuant to the offering and the plaintiffs' costs and expenses of litigation. The Company moved to dismiss the third amended complaint on August 29, 2017. The plaintiffs' memorandum in opposition to the Company's motion to dismiss was filed on October 30, 2017 and the Company's reply memorandum is due on December 14, 2017. The Company and the individual defendants intend to deny any liability or wrongdoing and to vigorously defend all claims asserted. The Company cannot, however, make any assurances as to the outcome of the proceeding.
Constant Contact
On February 9, 2016, the Company acquired all of the outstanding shares of common stock of Constant Contact.
On December 10, 2015, Constant Contact received a subpoena from the Boston Regional Office of the SEC, requiring the production of documents pertaining to Constant Contact’s sales, marketing, and customer retention practices, as well as periodic public disclosure of financial and operating metrics. The Company is fully cooperating with the SEC’s investigation. As discussed above, the Company is in discussions with the Boston Regional Office regarding a potential resolution of its investigation, and has reserved $8.0 million during the three and nine months ended September 30, 2017 in connection with a potential resolution of both this investigation and the Endurance investigation discussed above. The Company can make no assurances as to whether the investigation will be resolved by agreement and/or the time or resources that will need to be devoted to this investigation or its final outcome, or the impact, if any, of this investigation or any related legal or regulatory proceedings on the Company’s business, financial condition, results of operations and cash flows.
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
In August 2012, RPost Holdings, Inc., RPost Communications Limited and RMail Limited, or collectively, RPost, filed a complaint in the United States District Court for the Eastern District of Texas that named Constant Contact as a defendant in a lawsuit. The complaint alleged that certain elements of Constant Contact’s email marketing technology infringe five patents held by RPost. RPost seeks an award for damages in an unspecified amount and injunctive relief. In February 2013, RPost amended its complaint to name five of Constant Contact’s marketing partners as defendants. Under Constant Contact’s contractual agreements with these marketing partners, it is obligated to indemnify them for claims related to patent infringement. Constant Contact filed a motion to sever and stay the claims against its partners and multiple motions to dismiss the claims against it. In January 2014, the case was stayed pending the resolution of certain state court and bankruptcy actions involving RPost, to which Constant Contact is not a party. The case continues to be stayed pending the state court and bankruptcy actions. Meanwhile, RPost asserted the same patents asserted against Constant Contact in litigation against Go Daddy. In June 2016, Go Daddy succeeded in invalidating all of those RPost patents. On July 7, 2016, RPost appealed the District Court order to the United States Court of Appeal for the Federal Circuit. On November 14, 2016, Endurance filed an amicus brief in the Federal Circuit in support of GoDaddy’s position. The case was argued on May 3, 2017, and the Federal Circuit issued an order without opinion affirming the district court’s decision that the RPost patents are invalid. On June 5, 2017, RPost filed a Combined Petition for Panel Rehearing and Rehearing En Banc. On July 6, 2017, the Federal Circuit invited GoDaddy to respond to RPost’s Petition, and on August 8, 2017, the Federal Circuit denied RPost's peition for panel rehearing and rehearing en banc. RPost has until November 9, 2017 to file a write of certiorari with the Supreme Court. If RPost does not file a writ of certiorari or the Supreme Court does not take this case, all claims asserted by RPost against Constant Contact in December 2012 will remain invalid except for one claim from one patent. Constant Contact has notified

RPost that it believes the remaining claim is invalid in light of the other litigation that RPost lost. RPost has refused to dismiss its case against Constant Contact until it has exhausted all of its appeals.
On December 11, 2015, a putative class action lawsuit relating to the Constant Contact acquisition, captioned Irfan Chawdry, Individually and On Behalf of All Others Similarly Situated v. Gail Goodman, et al. Case No. 11797, and on December 21, 2015, a putative class action lawsuit relating to the acquisition captioned David V. Myers, Individually and On Behalf of All Others Similarly Situated v. Gail Goodman, et al. Case No. 11828 (together, the “Complaints”) were filed in the Court of Chancery of the State of Delaware, naming Constant Contact, each of Constant Contact’s directors, Endurance and Paintbrush Acquisition Corporation as defendants. The Complaints generally alleged, among other things, that in connection with the acquisition the directors of Constant Contact breached their fiduciary duties owed to the stockholders of Constant Contact by agreeing to sell Constant Contact for purportedly inadequate consideration, engaging in a flawed sales process, omitting material information necessary for stockholders to make an informed vote, and agreeing to a number of purportedly preclusive deal protection devices. The Complaints sought, among other things, to rescind the acquisition, as well as an award of plaintiffs’ attorneys’ fees and costs in the action. The Complaints were consolidated on January 12, 2016. On December 5, 2016, plaintiff Myers filed a consolidated amended complaint (the “Amended Complaint”), which named as defendants the former Constant Contact directors and Morgan Stanley & Co. LLC (“Morgan Stanley”), Constant Contact’s financial advisor for the acquisition. The Amended Complaint generally alleged breach of fiduciary duty by the former directors, and aiding and abetting the alleged breach by Morgan Stanley. The Constant Contact defendants filed a motion to dismiss the Amended Complaint on December 15, 2016 and an opening brief in support of the motion to dismiss on March 17, 2017. Plaintiff Myers filed an opposition brief to the motion to dismiss on May 17, 2017, and the Constant Contact defendants’ reply brief was filed on June 19, 2017. Oral argument took place on October 16, 2017 and the court gave the plaintiff 30 days to consider whether to withdraw the case or move forward and receive a decision on the motion to dismiss. On November 2, 2017, the court entered a Stipulation and Order dismissing the case.
18. Related Party Transactions
The Company has various agreements in place with related parties. Below are details of material related party transactions that occurred during the nine months ended September 30, 2016 and 2017.
Tregaron:
The Company has contracts with Tregaron India Holdings, LLC and its affiliates, including Diya Systems (Mangalore) Private Limited, Glowtouch Technologies Pvt. Ltd. and Touchweb Designs, LLC (collectively, “Tregaron”), for outsourced services, including email- and chat-based customer and technical support, network monitoring, engineering and development support and web design and web building services, and an office space lease. These entities are owned directly or indirectly by family members of the Company’s former chief executive officer, who is also a holder of more than 5.0% of the Company's capital stock.
The following table presents the amounts of related party transactions recorded in the consolidated statements of operations and comprehensive loss for the periods presented relating to services provided by Tregaron and its affiliates under these agreements:
As of December 31, 2016, approximately $1.3 million was included in accounts payable and accrued expense relating to services provided by Tregaron. As of September 30, 2017, approximately $1.5 million was included in accounts payable and accrued expense relating to services provided by Tregaron.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
	(in thousands)		(in thousands)
Cost of revenue	$3,000	$3,100	$9,400	$9,100
Sales and marketing	150	500	350	1,000
Engineering and development	300	200	900	850
General and administrative	100	50	200	150
Total related party transaction expense, net	$3,550	$3,850	$10,850	$11,100
Innovative Business Services, LLC:

The Company also has agreements with Innovative Business Services, LLC (“IBS”), which provides multi-layered third-party security and website performance applications that are sold by the Company. IBS is indirectly majority owned by a director of the Company and by the Company’s former chief executive officer, who is a holder of more than 5.0% of the Company's capital stock. During the quarter ended March 31, 2017, the Company’s principal agreement with this entity was amended to permit the Company to purchase a specific IBS website performance product at no charge, and in exchange, to increase the revenue share to IBS on certain website performance products. The Company records revenue on the sale of IBS products on a net basis, since the Company views IBS as the primary obligor to deliver these services. As a result, the revenue share paid by the Company to IBS is recorded as contra-revenue. Further, IBS pays the Company a fee on sales made by IBS directly to customers of the Company. The Company records these fees as revenue.
The following table presents the amounts of related party transactions recorded in the consolidated statements of operations and comprehensive loss for the periods presented relating to services provided by IBS and its affiliates under these agreements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
	(in thousands)		(in thousands)
Revenue	$(900)	$(1,050)	$(2,200)	$(2,150)
Revenue (contra)	1,800	1,850	5,900	4,050
Total related party transaction impact to revenue	$900	$800	$3,700	$1,900
Cost of revenue	150	150	500	350
Total related party transaction expense, net	$1,050	$950	$4,200	$2,250
As of December 31, 2016 and September 30, 2017, approximately $0.2 million and $0.1 million, respectively, was included in prepaid expenses and other current assets relating to the Company’s agreements with IBS.
As of December 31, 2016 and September 30, 2017, approximately $1.1 million and $1.2 million, respectively was included in accounts payable and accrued expense relating to the Company’s agreements with IBS.
As of December 31, 2016 and September 30, 2017, approximately $0.6 million and $0.7 million, respectively, was included in accounts receivable relating to the Company’s agreements with IBS.
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

On February 9, 2016, the Company acquired Constant Contact and evaluated the criteria in ASC 280-10-50-11 contemporaneously with this acquisition. Based on the Company's original evaluation, the Company believed that it met the qualitative aggregation criteria in ASC 280-10-50-11, and that the economic characteristics of the Constant Contact and legacy businesses were similar. In particular, at the time of this evaluation, the Company expected that the gross margin of Constant Contact and its legacy business would be similar. However, beginning with the second quarter of 2016, the Company recognized that the legacy business did not meet expectations and as such resulted in lower legacy gross margin than originally anticipated. This was expected to reverse in the near term, however, it continued into the third and fourth quarter of 2016. As such, during the Company's annual assessment of segments, and due to the resulting 2016 legacy performance, the Company determined it had two reportable segments:

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

The Company measures profitability of these segments based on revenue, gross profit, and adjusted EBITDA. The accounting policies of each segment are the same as those described in the summary of significant accounting policies; please refer to Note 2: Summary of Significant Accounting Policies, for further details. The following tables contain financial information for each reportable segment for the three months and nine months ended September 30, 2016 and 2017:

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2017
	Web presence	Email marketing	Total	Web presence	Email marketing	Total
	(in thousands)			(in thousands)
Revenue	$195,275	$95,918	$291,193	$193,696	$101,526	$295,222
Gross profit	$89,059	$52,707	$141,766	$71,071	$65,286	$136,357

Net loss	$(19,886)	$(9,912)	$(29,798)	$(42,466)	$2,202	$(40,264)
Interest expense, net (1)	18,244	22,802	41,046	15,131	20,514	35,645
Income tax (benefit) expense	(1,435)	(5,952)	(7,387)	1,659	1,323	2,982
Depreciation	9,173	7,837	17,010	10,338	3,233	13,571
Amortization of other intangible assets	19,729	18,253	37,982	16,577	18,770	35,347
Stock-based compensation	12,703	2,103	14,806	17,912	1,668	19,580
Restructuring expenses	541	5,836	6,377	3,806	682	4,488
Transaction expenses and charges	159	—	159	—	—	—
SEC investigations reserve	—	—	—	5,249	2,751	8,000
Loss (gain) of unconsolidated entities (2)	5,018	—	5,018	(33)	—	(33)
Impairment of other long-lived assets (3)	—	—	—	14,448	—	14,448
Adjusted EBITDA	$44,246	$40,967	$85,213	$42,621	$51,143	$93,764

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2017
	Web presence	Email marketing	Total	Web presence	Email marketing	Total
	(in thousands)			(in thousands)
Revenue	$589,364	$229,655	$819,019	$584,217	$298,400	$882,617
Gross profit	$265,610	$114,429	$380,039	$240,239	$188,181	$428,420

Net income (loss)	$2,787	$(51,934)	$(49,147)	$(99,232)	$(8,025)	$(107,257)
Interest expense, net (1)	53,337	58,798	112,135	52,304	68,212	120,516
Income tax (benefit) expense	(90,033)	(31,187)	(121,220)	16,203	(4,819)	11,384
Depreciation	27,248	19,694	46,942	30,101	10,632	40,733
Amortization of other intangible assets	59,252	46,427	105,679	48,857	55,697	104,554
Stock-based compensation	37,778	10,440	48,218	43,357	5,392	48,749
Restructuring expenses	1,501	22,141	23,642	9,842	4,742	14,584
Transaction expenses and charges	31,273	984	32,257	—	773	773
SEC investigations reserve	—	—	—	5,249	2,751	8,000
(Gain) loss of unconsolidated entities (2)	(5,368)	—	(5,368)	(72)	—	(72)
Impairment of other long-lived assets (3)	8,285	—	8,285	14,448	—	14,448
Adjusted EBITDA	$126,060	$75,363	$201,423	$121,057	$135,355	$256,412

	As of December 31, 2016			As of September 30, 2017
	Web presence	Email marketing	Total	Web presence	Email marketing	Total
	(in thousands)			(in thousands)
Total assets	$1,507,977	$1,248,297	$2,756,274	$1,422,268	$1,228,831	$2,651,099

(1)
Interest expense includes impact of amortization of deferred financing costs, original issuance discounts and interest income. For the nine months ended September 30, 2017, it also includes $6.5 million of deferred financing costs and OID immediately expensed upon the 2017 Refinancing.

(2)
The loss (gain) of unconsolidated entities is reported on a net basis for the three and nine months ended September 30, 2016. The three months ended September 30, 2016 includes a loss of $4.8 million on our investment in AppMachine. This loss was generated on July 27, 2016, when we increased our ownership stake in AppMachine from 40.0% to 100.0%, which required a revaluation of our existing investment to its implied fair value. The three months ended September 30, 2016 also includes a net loss of $0.2 million from our proportionate share of net loses from unconsolidated entities. The nine months ended September 30, 2016 includes a gain of $11.4 million on our investment in WZ UK Ltd. This gain was generated on January 6, 2016, when we increased our ownership stake in WZ UK Ltd. from 49.0% to 57.5%, which required a revaluation of our existing investment to its implied fair value. This $11.4 million gain was partially offset by our proportionate shares of net losses from unconsolidated entities of $1.2 million.

(3) The impairment of other long-lived assets for the three and nine months ended September 30, 2016 includes $6.3 million of impairment charges related to developed and in-process technology related to the Webzai acquisition, and $2.0 million of internally developed software that was abandoned. The impairment of other long-lived assets for the three and nine months ended September 30, 3017 includes $13.8 million related to certain domain name intangible assets, and $0.6 million to write off a debt investment in a privately held entity.

20. Subsequent Events

The Company evaluated all subsequent events occurring through November 3, 2017, to determine if any such events should be reflected in these financial statements. There were no material recognized subsequent events recorded in the September 30, 2017 financial statements.

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

The following tables present supplemental condensed consolidating balance sheet information of the Company (“Parent”), the Issuer, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries as of December 31, 2016 and September 30, 2017, supplemental condensed consolidating results of operations for the three months and nine ended September 30, 2016 and 2017, and cash flow information for the nine months ended September 30, 2016 and 2017:

Condensed Consolidating Balance Sheets
December 31, 2016
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$3	$4	$39,034	$14,555	$—	$53,596
Restricted cash	—	—	2,620	682	—	3,302
Accounts receivable	—	—	10,148	2,940	—	13,088
Prepaid domain name registry fees	—	—	31,044	24,697	(297)	55,444
Prepaid expenses & other current assets	—	81	17,996	10,601	—	28,678
Total current assets	3	85	100,842	53,475	(297)	154,108
Intercompany receivables, net	31,665	799,953	(690,761)	(140,857)	—	—
Property and equipment, net	—	—	82,901	12,371	—	95,272
Goodwill	—	—	1,683,121	176,788	—	1,859,909
Other intangible assets, net	—	—	592,095	19,962	—	612,057
Investment in subsidiaries	92,068	1,299,562	40,651	—	(1,432,281)	—
Other assets	—	5,911	23,153	5,864	—	34,928
Total assets	$123,736	$2,105,511	$1,832,002	$127,603	$(1,432,578)	$2,756,274
Liabilities, redeemable non-controlling interest and stockholders' equity:
Current liabilities:
Accounts payable	$—	$—	$13,801	$2,273	$—	$16,074
Accrued expenses and other current liabilities	—	27,208	60,760	9,890	—	97,858
Deferred revenue	—	—	295,208	60,925	(943)	355,190
Current portion of notes payable	—	35,700	—	—	—	35,700
Current portion of capital lease obligations	—	—	6,690	—	—	6,690
Deferred consideration, short-term	—	—	4,415	858	—	5,273
Total current liabilities	—	62,908	380,874	73,946	(943)	516,785
Deferred revenue, long-term	—	—	77,649	11,551	—	89,200
Notes payable	—	1,951,280	—	—	—	1,951,280
Capital lease obligations	—	—	512	—	—	512
Deferred consideration	—	—	7,419	25	—	7,444
Other long-term liabilities	—	(745)	48,233	1,429	—	48,917
Total liabilities	—	2,013,443	514,687	86,951	(943)	2,614,138
Redeemable non-controlling interest	—	—	17,753	—	—	17,753
Equity	123,736	92,068	1,299,562	40,652	(1,431,635)	124,383
Total liabilities and equity	$123,736	$2,105,511	$1,832,002	$127,603	$(1,432,578)	$2,756,274

Condensed Consolidating Balance Sheets
September 30, 2017
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$461	$1	$54,881	$15,178	$—	$70,521
Restricted cash	—	—	2,472	175	—	2,647
Accounts receivable	—	—	10,817	3,167	—	13,984
Prepaid domain name registry fees	—	—	29,367	26,390	(15)	55,742
Prepaid expenses & other current assets	32	28	18,040	11,070	—	29,170
Total current assets	493	29	115,577	55,980	(15)	172,064
Intercompany receivables, net	32,723	680,824	(566,701)	(146,846)	—	—
Property and equipment, net	—	—	73,717	14,840	—	88,557
Goodwill	—	—	1,685,981	176,508	—	1,862,489
Other intangible assets, net	—	—	483,397	12,261	378	496,036
Investment in subsidiaries	28,476	1,311,664	43,652	—	(1,383,792)	—
Other assets	—	3,831	21,684	6,438	—	31,953
Total assets	$61,692	$1,996,348	$1,857,307	$119,181	$(1,383,429)	$2,651,099
Liabilities, redeemable non-controlling interest and stockholders' equity:
Current liabilities:
Accounts payable	$—	$—	$11,577	$1,820	$—	$13,397
Accrued expenses and other current liabilities	—	14,596	68,949	10,179	—	93,724
Deferred revenue	—	—	315,534	53,104	(25)	368,613
Current portion of notes payable	—	33,945	—	—	—	33,945
Current portion of capital lease obligations	—	—	3,166	—	—	3,166
Deferred consideration, short-term	—	—	4,294	25	—	4,319
Total current liabilities	—	48,541	403,520	65,128	(25)	517,164
Deferred revenue, long-term	—	—	81,155	9,749	—	90,904
Notes payable	—	1,920,258	—	—	—	1,920,258
Capital lease obligations	—	—	1,485	—	—	1,485
Deferred consideration	—	—	3,493	—	—	3,493
Other long-term liabilities	—	(927)	56,367	652	—	56,092
Total liabilities	—	1,967,872	546,020	75,529	(25)	2,589,396
Equity	61,692	28,476	1,311,287	43,652	(1,383,404)	61,703
Total liabilities and equity	$61,692	$1,996,348	$1,857,307	$119,181	$(1,383,429)	$2,651,099

Condensed Consolidating Statements of Operations and Comprehensive Loss
Three months ended September 30, 2016
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$258,366	$34,213	$(1,386)	$291,193
Cost of revenue	—	—	127,750	23,191	(1,514)	149,427
Gross profit	—	—	130,616	11,022	128	141,766
Operating expense:
Sales and marketing	—	—	62,737	12,614	(10)	75,341
Engineering and development	—	—	21,802	2,186	—	23,988
General and administrative	—	67	29,640	3,692	—	33,399
Transaction costs	—	—	159	—	—	159
Total operating expense	—	67	114,338	18,492	(10)	132,887
(Loss) income from operations	—	(67)	16,278	(7,470)	138	8,879
Interest expense and other income, net	—	40,206	5,738	(53)	—	45,891
(Loss) income before income taxes and equity earnings of unconsolidated entities	—	(40,273)	10,540	(7,417)	138	(37,012)
Income tax (benefit) expense	—	(13,971)	6,401	183	—	(7,387)
(Loss) income before equity earnings of unconsolidated entities	—	(26,302)	4,139	(7,600)	138	(29,625)
Equity loss (income) of unconsolidated entities, net of tax	31,875	5,573	7,772	110	(45,157)	173
Net (loss) income	$(31,875)	$(31,875)	$(3,633)	$(7,710)	$45,295	$(29,798)
Net loss attributable to non-controlling interest	—	—	1,939	—	—	1,939
Net (loss) income attributable to Endurance International Group Holdings, Inc.	$(31,875)	$(31,875)	$(5,572)	$(7,710)	$45,295	$(31,737)
Comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	112	—	112
Unrealized gain on cash flow hedge, net of taxes	—	72	—	—	—	72
Total comprehensive (loss) income	$(31,875)	$(31,803)	$(5,572)	$(7,598)	$45,295	$(31,553)

Condensed Consolidating Statements of Operations and Comprehensive Loss
Nine months ended September 30, 2016
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$720,149	$101,913	$(3,043)	$819,019
Cost of revenue	—	—	374,010	68,548	(3,578)	438,980
Gross profit	—	—	346,139	33,365	535	380,039
Operating expense:
Sales and marketing	—	—	179,714	55,256	(26)	234,944
Engineering and development	—	—	55,583	12,347	—	67,930
General and administrative	—	187	97,694	10,627	—	108,508
Transaction costs	—	—	32,257	—	—	32,257
Total operating expense	—	187	365,248	78,230	(26)	443,639
(Loss) income from operations	—	(187)	(19,109)	(44,865)	561	(63,600)
Interest expense and other income, net	—	109,547	(3,839)	(138)	—	105,570
(Loss) income before income taxes and equity earnings of unconsolidated entities	—	(109,734)	(15,270)	(44,727)	561	(169,170)
Income tax (benefit) expense	—	(40,840)	(80,037)	(343)	—	(121,220)
(Loss) income before equity earnings of unconsolidated entities	—	(68,894)	64,767	(44,384)	561	(47,950)
Equity loss (income) of unconsolidated entities, net of tax	38,528	(30,366)	45,581	202	(52,748)	1,197
Net (loss) income	$(38,528)	$(38,528)	$19,186	$(44,586)	$53,309	$(49,147)
Net loss attributable to non-controlling interest	—	—	(11,181)	—	—	(11,181)
Net (loss) income attributable to Endurance International Group Holdings, Inc.	$(38,528)	$(38,528)	$30,367	$(44,586)	$53,309	$(37,966)
Comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	994	—	994
Unrealized loss on cash flow hedge, net of taxes	—	(1,866)	—	—	—	(1,866)
Total comprehensive (loss) income	$(38,528)	$(40,394)	$30,367	$(43,592)	$53,309	$(38,838)

Condensed Consolidating Statements of Operations and Comprehensive Loss
Three months ended September 30, 2017
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$266,985	$30,019	$(1,782)	$295,222
Cost of revenue	—	—	139,044	21,155	(1,334)	158,865
Gross profit	—	—	127,941	8,864	(448)	136,357
Operating expense:
Sales and marketing	—	—	61,376	4,900	—	66,276
Engineering and development	—	—	17,412	2,470	—	19,882
General and administrative	—	56	50,353	1,465	(605)	51,269
Transaction costs	—	—	—	—	—	—
Total operating expense	—	56	129,141	8,835	(605)	137,427
(Loss) income from operations	—	(56)	(1,200)	29	157	(1,070)
Interest expense and other income, net	—	35,661	756	(172)	—	36,245
(Loss) income before income taxes and equity earnings of unconsolidated entities	—	(35,717)	(1,956)	201	157	(37,315)
Income tax (benefit) expense	—	(13,201)	15,494	689	—	2,982
(Loss) income before equity earnings of unconsolidated entities	—	(22,516)	(17,450)	(488)	157	(40,297)
Equity loss (income) of unconsolidated entities, net of tax	40,422	17,906	456	—	(58,817)	(33)
Net (loss) income	$(40,422)	$(40,422)	$(17,906)	$(488)	$58,974	$(40,264)
Net loss attributable to non-controlling interest	—	—	—	—	—	—
Net (loss) income attributable to Endurance International Group Holdings, Inc.	$(40,422)	$(40,422)	$(17,906)	$(488)	$58,974	$(40,264)
Comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	1,070	—	1,070
Unrealized gain on cash flow hedge, net of taxes	—	83	—	—	—	83
Total comprehensive (loss) income	$(40,422)	$(40,339)	$(17,906)	$582	$58,974	$(39,111)

Condensed Consolidating Statements of Operations and Comprehensive Loss
Nine months ended September 30, 2017
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$788,806	$98,321	$(4,510)	$882,617
Cost of revenue	—	—	392,447	65,392	(3,642)	454,197
Gross profit	—	—	396,359	32,929	(868)	428,420
Operating expense:
Sales and marketing	—	—	195,392	15,765	(3)	211,154
Engineering and development	—	—	51,053	9,340	—	60,393
General and administrative	—	166	123,736	7,632	(605)	130,929
Transaction costs	—	—	773	—	—	773
Total operating expense	—	166	370,954	32,737	(608)	403,249
(Loss) income from operations	—	(166)	25,405	192	(260)	25,171
Interest expense and other income, net	—	120,313	1,150	(347)	—	121,116
(Loss) income before income taxes and equity earnings of unconsolidated entities	—	(120,479)	24,255	539	(260)	(95,945)
Income tax (benefit) expense	—	(44,512)	54,744	1,152	—	11,384
Loss before equity earnings of unconsolidated entities	—	(75,967)	(30,489)	(613)	(260)	(107,329)
Equity loss (income) of unconsolidated entities, net of tax	106,999	31,033	543	—	(138,647)	(72)
Net (loss) income	$(106,999)	$(107,000)	$(31,032)	$(613)	$138,387	$(107,257)
Net loss attributable to non-controlling interest	—	—	7,524	—	—	7,524
Net (loss) income attributable to Endurance International Group Holdings, Inc.	$(106,999)	$(107,000)	$(38,556)	$(613)	$138,387	$(114,781)
Comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	2,984	—	2,984
Unrealized loss on cash flow hedge, net of taxes	—	(309)	—	—	—	(309)
Total comprehensive (loss) income	$(106,999)	$(107,309)	$(38,556)	$2,371	$138,387	$(112,106)

Condensed Consolidating Statement of Cash Flows
Nine months ended September 30, 2016
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$—	$(54,904)	$187,068	$(30,360)	$—	$101,804
Cash flows from investing activities:
Businesses acquired in purchase transaction, net of cash acquired	—	—	(889,634)	—	—	(889,634)
Purchases of property and equipment	—	—	(25,362)	(3,955)	—	(29,317)
Cash paid for minority investments	—	—	(5,600)	—	—	(5,600)
Proceeds from sale of property and equipment	—	—	240	2	—	242
Proceeds from note receivable	—	—	—	—	—	—
Proceeds from sale of assets	—	—	—	—	—	—
Purchases of intangible assets	—	—	(10)	(17)	—	(27)
Net withdrawals of principal balances in restricted cash accounts	—	—	(347)	(391)	—	(738)
Net cash used in investing activities	—	—	(920,713)	(4,361)	—	(925,074)
Cash flows from financing activities:
Proceeds from issuance of notes payable and draws on revolver	—	1,105,678	—	—	—	1,105,678
Repayment of notes payable and revolver	—	(125,775)	—	—	—	(125,775)
Payment of financing costs	—	(52,561)	—	—	—	(52,561)
Payment of deferred consideration	—	—	(42,411)	(669)	—	(43,080)
Payment of redeemable non-controlling interest liability	—	—	(33,425)	—	—	(33,425)
Principal payments on capital lease obligations	—	—	(4,372)	—	—	(4,372)
Proceeds from exercise of stock options	2,304	—	—	—	—	2,304
Capital investments from minority partner	—	—	—	2,776	—	2,776
Intercompany loans and investments	(2,313)	(872,490)	840,305	34,498	—	—
Net cash (used in) provided by financing activities	(9)	54,852	760,097	36,605	—	851,545
Net effect of exchange rate on cash and cash equivalents	—	—	—	1,843	—	1,843
Net (decrease) increase in cash and cash equivalents	(9)	(52)	26,452	3,727	—	30,118
Cash and cash equivalents:
Beginning of period	12	67	21,286	11,665	—	33,030
End of period	$3	$15	$47,738	$15,392	$—	$63,148

Condensed Consolidating Statement of Cash Flows
Nine months ended September 30, 2017
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(32)	$(72,687)	$204,768	$(3,183)	$—	$128,866
Cash flows from investing activities:
Purchases of property and equipment	—	—	(28,140)	(3,955)	—	(32,095)
Proceeds from sale of property and equipment	—	—	292	—	—	292
Purchases of intangible assets	—	—	(1,932)	(34)	—	(1,966)
Net deposits of principal balances in restricted cash accounts	—	—	148	507	—	655
Net cash used in investing activities	—	—	(29,632)	(3,482)	—	(33,114)
Cash flows from financing activities:						—
Proceeds from issuance of term loan and notes, net of original issue discounts	—	1,693,007	—	—	—	1,693,007
Repayment of term loans	—	(1,733,147)	—	—	—	(1,733,147)
Payment of financing costs	—	(6,304)	—	—	—	(6,304)
Payment of deferred consideration	—	—	(4,550)	(858)	—	(5,408)
Payment of redeemable non-controlling interest liability	—	—	(25,000)	—	—	(25,000)
Principal payments on capital lease obligations	—	—	(5,679)	—	—	(5,679)
Proceeds from exercise of stock options	1,548	—	—	—	—	1,548
Intercompany loans and investments	(1,058)	119,128	(124,060)	5,990	—	—
Net cash provided by (used in) financing activities	490	72,684	(159,289)	5,132	—	(80,983)
Net effect of exchange rate on cash and cash equivalents	—	—	—	2,156	—	2,156
Net increase (decrease) in cash and cash equivalents	458	(3)	15,847	623	—	16,925
Cash and cash equivalents:
Beginning of period	3	4	39,034	14,555	—	53,596
End of period	$461	$1	$54,881	$15,178	$—	$70,521
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “strategy,” “target,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below, among others. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Overview

We are a leading provider of cloud-based platform solutions designed to help small- and medium-sized businesses, or SMBs, succeed online. We serve approximately 5.1 million subscribers globally with a comprehensive suite of products and services that help SMBs get online, get found and grow their businesses. Historically, our products focused largely on web hosting and other basic web presence solutions such as domains, but over time we have expanded to offer security, site backup, premium domains, search engine optimization, or SEO, and search engine marketing, or SEM, Google Adwords, mobile solutions, social media enablement, website analytics, email marketing and productivity and e-commerce tools, among others.

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

During the three months ended September 30, 2017, we continued to implement our priorities for 2017, which include:

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

•	Continuing various initiatives to expand revenue streams though expansion of our international business, cross-selling products between our two segments and other product initiatives.

We continue to see an impact from our de-emphasis of certain non-strategic brands. These non-strategic brands are principally hosting brands, but also include our cloud backup brands and discontinued gateway products such as our VPN solution. Subscriber counts are decreasing in these brands, and we are managing them to optimize cash flow rather than to acquire new subscribers. These brands had a negative impact on cash billings, changes in deferred revenue, revenue and subscriber growth during the three and nine months ended September 30, 2017.

We also continue to be affected by competitive pressures across our business, including from competitors who have invested more heavily in brand awareness and product and technology research and development than we have. In particular, we have seen increased competition for new subscribers through our marketing channels, which has resulted in higher costs to acquire new subscribers in 2017 as compared to 2016. Our focus in 2017 on acquiring subscribers with higher long-term revenue potential, which tend to be more expensive to acquire, has also contributed to increased subscriber acquisition costs.

Summary of Third Quarter 2017 Results

Our financial results for the three and nine months ended September 30, 2017, and particularly year over year changes during those periods as compared to the corresponding periods in 2016, were significantly impacted by our acquisition of Constant Contact, including in the following key respects:

•
Full nine month impact in the 2017 period. We began including Constant Contact in our financial results on February 10, 2016 and the inclusion of Constant Contact for the entire nine months ended September 30, 2017 was a factor in many of the year over year differences between that period and the comparable period in 2016, especially for our email marketing segment.

•
Purchase accounting adjustment. Purchase accounting adjustments represent the reduction of post-acquisition revenues from the write-down of deferred revenue to fair value as of the acquisition date. The purchase accounting adjustment related to the Constant Contact acquisition, which we refer to as the "Constant Contact purchase accounting adjustment," reduced email marketing segment revenue by approximately $0.6 million and $14.8 million, respectively, for the three and nine months ended September 30, 2016.

•
Changes in our debt service obligations. In connection with the Constant Contact acquisition in February 2016, we increased our debt by $1,085.0 million, which significantly increased our debt service obligations. Further, we refinanced our term loans in June 2017, which we refer to as the "2017 Refinancing," to reduce our future interest payments and extend maturities on a portion of our term loans.

•
Cost efficiencies from 2016 restructuring plan. Cost efficiencies resulting from the restructuring plan we implemented in connection with the Constant Contact acquisition, which we refer to as the "2016 Constant Contact restructuring plan," were a significant factor in many of our year over year changes for our email marketing segment.

In addition, our financial results for the three and nine months ended September 30, 2017 were affected by the following:

•
Our initiatives to consolidate our customer support operations, primarily the transition of customer support formerly based in Orem, Utah to our support center in Tempe, Arizona, which resulted in us incurring duplicate customer support costs and restructuring charges during the period;

•
Our reallocation of certain corporate overhead and other costs from the email marketing segment to the web presence segment as we moved email marketing segment resources from roles dedicated to email marketing to roles dedicated to web presence or to functions shared by both segments; and

•
Our recording of an investigations reserve of $8.0 million, which we refer to as the "SEC investigations reserve," during the three months ended September 30, 2017 in connection with ongoing discussions with the staff of the Securities and Exchange Commission ("SEC") to resolve potential claims arising from the investigations initiated against Endurance and Constant Contact in December 2015. This investigations reserve is included in general and administrative expenses for the three and nine months ended September 30, 2017. The amount of the reserve may change as discussions progress.

A tax benefit recorded during the nine months ended September 30, 2016 also had a significant impact on certain year over year changes in our financial results. Immediately following the acquisition of Constant Contact, we scheduled out the reversal of deferred tax assets and liabilities, and determined that these reversals would be sufficient to realize a significant portion of our domestic deferred tax assets which existed as of the acquisition date. Our total tax benefit recorded for this period was $121.2 million. We have provided valuation allowances against deferred tax assets throughout 2017, which has significantly impacted the year over year comparisons of our net loss.

The factors discussed above, as well as reduced investments in gateway and other non-strategic products as compared to the periods ended September 30, 2016, had a material effect on our financial results for the periods ended September 30, 2017. Year over year revenue, net income (loss) and net cash provided by operating activities are summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
Revenue	$291,193	$295,222	$819,019	$882,617
Net loss	$(29,798)	$(40,264)	$(49,147)	$(107,257)
Net cash provided by operating activities	$36,189	$46,444	$101,804	$128,866
Revenue grew from $291.2 million for the three months ended September 30, 2016 to $295.2 million for the three months ended September 30, 2017. Substantially all of this growth was due to our email marketing segment, specifically growth in revenues from existing Constant Contact subscribers. Web presence segment revenue decreased slightly year over year.
Revenue grew from $819.0 million for the nine months ended September 30, 2016 to $882.6 million for the nine months ended September 30, 2017. Substantially all of this growth was due to our email marketing segment, specifically the impact of a full nine months of Constant Contact contribution in the 2017 period, the negative impact of the Constant Contact purchase accounting adjustment during the 2016 period, and growth in revenues from existing Constant Contact subscribers. Web presence segment revenue decreased slightly year over year.
Net loss increased from $29.8 million for the three months ended September 30, 2016 to a net loss of $40.3 million for the three months ended September 30, 2017. This increase in net loss was due primarily to a $10.4 million increase in our income tax provision as we are providing a valuation allowance against our deferred tax assets in the 2017 period, the $8.0 million SEC investigations reserve, increased impairment charges in the 2017 period as we reduced certain domain name assets to fair value and recorded a related charge of $13.8 million, and increased charges for stock-based compensation, which were primarily related to the shortened service period for certain performance based stock awards granted to our former CEO. These increases in our net loss have been partially offset by increased profitability of our email marketing segment and lower interest expense as a result of the 2017 Refinancing.
Net loss increased from $49.1 million for the nine months ended September 30, 2016 to $107.3 million for the nine months ended September 30, 2017. This increase in net loss was due primarily to the determination that we should provide a valuation allowance against certain deferred tax assets, which caused us to record a tax provision of $11.4 million for the 2017 period as compared to a tax benefit of $121.2 million for the 2016 period, which increased net loss by $132.6 million. Additionally, we incurred higher interest charges of $8.4 million in the 2017 period due to a full nine months of interest on the debt incurred to acquire Constant Contact, we recorded an $8.0 million SEC investigations reserve, and we incurred higher impairment charges of $6.2 million and reduced gains of $7.2 million related to certain equity investments. These increases in net loss were partially offset by the inclusion of Constant Contact for a full nine months in the 2017 period, reduced transaction costs relative to the 2016 period, and lower marketing costs for our web presence segment due to our reduced marketing investments in gateway and other non-strategic products.
Net cash provided by operating activities increased from $36.2 million for the three months ended September 30, 2016 to $46.4 million for the three months ended September 30, 2017. This increase was due primarily to improved profitability of our email marketing segment and reduced payments of interest following our 2017 Refinancing. These increases in cash flow were partially offset by other changes in working capital, mainly decreases in cash billings, which lead to a decrease in deferred revenue. This decrease in cash billings was mainly the result of our decision to direct marketing investments away from gateway products and other non-strategic brands and towards our key brands, which we believe generate higher lifetime revenue and a better potential return on our marketing investments.
Net cash provided by operating activities increased from $101.8 million for the nine months ended September 30, 2016 to $128.9 million for the nine months ended September 30, 2017. This increase was primarily due to a $37.6 million decrease in acquisition transaction cost payments, mainly related to expenses paid in the 2016 period to acquire Constant Contact, a decrease in severance and other restructuring costs of $8.5 million due to the substantial completion of the Constant Contact restructuring plan during 2016, and increased operating cash flow from the inclusion of Constant Contact for a full nine months in the 2017 period. These factors were partially offset by higher payments of interest expense of $27.1 million in the 2017 period due to a full nine months of increased debt incurred to acquire Constant Contact, and $6.5 million of financing fees paid in 2017 as part of the 2017 Refinancing.

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

The following table summarizes our key metrics by segment for the periods presented (in thousands, except ARPS):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
Consolidated metrics:
Total subscribers	5,439	5,122	5,439	5,122
Average subscribers for the period	5,460	5,170	5,296	5,247
ARPS	$17.78	$19.03	$17.18	$18.69
Adjusted EBITDA	$85,213	$93,764	$201,423	$256,412

Web presence segment metrics:
Total subscribers	4,893	4,599	4,893	4,599
Average subscribers for the period	4,911	4,643	4,821	4,714
ARPS	$13.25	$13.91	$13.58	$13.77
Adjusted EBITDA	$44,246	$42,621	$126,060	$121,057

Email marketing segment metrics:
Total subscribers	546	523	546	523
Average subscribers for the period	549	527	475	533
ARPS	$58.27	$64.26	$53.75	$62.16
Adjusted EBITDA	$40,967	$51,143	$75,363	$135,355
Total Subscribers

We define total subscribers as the approximate number of subscribers that, as of the end of a period, are identified as subscribing directly to our products on a paid basis, excluding accounts that access our solutions via resellers or that purchase only domain names from us. Subscribers of more than one brand, and subscribers with more than one distinct billing relationship or subscription with us, are counted as separate subscribers. Total subscribers for a period reflects adjustments to add or subtract subscribers as we integrate acquisitions and/or are otherwise able to identify subscribers that meet, or do not meet, this definition of total subscribers. These adjustments sometimes result from process inconsistencies across our multiple billing systems, and we expect to continue to report adjustments in future periods as we continue our efforts to improve and standardize our subscriber count process.

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

Our subscriber base also includes customers who subscribe to email service, domain privacy or certain other non-hosting subscription services which are generally lower-priced than our hosting packages. In the discussion below, we refer to these subscribers and subscribers on-boarded through the domain-focused programs described above as “light web presence” subscribers. As of September 30, 2017, light web presence subscribers accounted for approximately 444,237 of our total subscribers.

The table below shows approximate figures for sources of subscriber changes by segment from September 30, 2016 to September 30, 2017 (all numbers in thousands):

	Web presence	Email marketing	Total
	# Subscribers	# Subscribers	# Subscribers
Total Subscribers September 30, 2016	4,893	546	5,439
Light web presence subscribers	49	—	49
Adjustments	(26)	—	(26)
Core subscriber increase (decrease)	(317)	(23)	(340)
Total Subscribers September 30, 2017	4,599	523	5,122

The decrease in total subscribers from September 30, 2016 to September 30, 2017 was driven primarily by subscriber losses in our non-strategic brands in our web presence segment, which are further discussed in the "Overview" section above. In the aggregate, the portfolio of key web presence brands that we are targeting for investment during 2017 (including, among others, HostGator, Bluehost, and certain international brands) showed positive net subscriber adds for the twelve, nine, and three months ended September 30, 2017. However, these positive net adds for these periods were outweighed by the negative impact of subscriber losses in non-strategic brands, including non-strategic hosting brands, our cloud backup solution and discontinued gateway products such as our VPN product. We expect total subscribers in our web presence segment to continue to decrease for the foreseeable future, due primarily to the impact of subscriber churn in non-strategic brands. We also expect total subscribers in our email marketing segment to decrease for the foreseeable future. We believe this decrease is due primarily to the impact of competition in our email marketing segment.

If we are not successful in addressing the factors that have contributed to our declining total subscriber count, we may not be able to return to or maintain positive subscriber growth in the future, which could result in a material adverse effect on our business and financial results.
Average Revenue per Subscriber
We calculate average revenue per subscriber, or ARPS, as the amount of revenue we recognize in a period, including marketing development funds and other revenue not received from subscribers, divided by the average of the number of total subscribers at the beginning of the period and at the end of the period, which we refer to as average subscribers for the period, divided by the number of months in the period. We believe ARPS is an indicator of our ability to optimize our mix of products and services and pricing and sell products and services to new and existing subscribers.

The following table reflects the calculation of ARPS by segment (all data in thousands, except ARPS data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
Consolidated revenue	$291,193	$295,222	$819,019	$882,617
Consolidated total subscribers	5,439	5,122	5,439	5,122
Consolidated average subscribers for the period	5,460	5,170	5,296	5,247
Consolidated average revenue per subscriber (ARPS)	$17.78	$19.03	$17.18	$18.69

Web presence revenue	$195,275	$193,696	$589,364	$584,217
Web presence subscribers	4,893	4,599	4,893	4,599
Web presence average subscribers for the period	4,911	4,643	4,821	4,714
Web presence average revenue per subscriber (ARPS)	$13.25	$13.91	$13.58	$13.77

Email marketing revenue	$95,918	$101,526	$229,655	$298,400
Email marketing subscribers	546	523	546	523
Email marketing average subscribers for the period	549	527	475	533
Email marketing average revenue per subscriber (ARPS)	$58.27	$64.26	$53.75	$62.16

For the three months ended September 30, 2016 and 2017, consolidated ARPS increased from $17.78 to $19.03, respectively. This increase in ARPS was driven primarily by increases in ARPS from our email marketing segment, and to a lesser extent, increased ARPS from our web presence segment. For the nine months ended September 30, 2016 and 2017, consolidated ARPS increased from $17.18 to $18.69, respectively. This increase in ARPS was driven primarily by our email marketing segment, and to a much lesser extent, a slight increase in ARPS from our web presence segment.

Web presence ARPS increased from $13.25 for the three months ended September 30, 2016 to $13.91 for the three months ended September 30, 2017. This increase was the result of a reduction in the number of subscribers to our lower-priced gateway and cloud backup products and slight increases in prices for some of our brands. Web presence ARPS increased slightly from $13.58 for the nine months ended September 30, 2016 to $13.77 for the nine months ended September 30, 2017. This increase resulted from the same factors that contributed to the year over year increase for the three months ended September 30, 2017.

Email marketing ARPS increased from $58.27 for the three months ended September 30, 2016 to $64.26 for the three months ended September 30, 2017. This increase was primarily due to increased sales to existing customers, in addition to modest price increases. In addition, the Constant Contact purchase accounting adjustment, which reduced email marketing segment revenue for the three months ended September 30, 2016 by $0.6 million and resulted in a negative impact on ARPS of approximately $0.36 during that period, also contributed to the increase. Email marketing ARPS increased from $53.75 for the nine months ended September 30, 2016 to $62.16 for the nine months ended September 30, 2017. This increase was due in part to the inclusion of Constant Contact for the full nine months in the 2017 period, as well as to the impact of the Constant Contact purchase accounting adjustment, which reduced email marketing segment revenue for the nine months ended September 30, 2016 by $14.8 million and resulted in a negative impact on ARPS of approximately $3.45 during that period. Other factors contributing to the year over year increase in ARPS were additional sales to existing customers and modest price increases.

ARPS does not represent an exact measure of the average amount a subscriber spends with us each month, because our calculation of ARPS includes all of our revenue, including revenue generated by non-subscribers, in the numerator. We have three principal sources of non-subscriber revenue:

•
Revenue from domain-only customers. We cannot separately quantify revenue attributable to domain-only customers, who are customers that only purchase a domain name from us. Our subscriber definition does not include domain-only customers, which results in generally higher overall ARPS as our revenue used to compute ARPS includes revenue from domain-only customers. Although we cannot separately quantify revenue attributable to domain-only customers, we can measure the total amount of our revenue from domains. Our total revenue from domains, all of which was in our web presence segment, was $31.8 million and $31.3 million for the three months ended September 30, 2016 and 2017, respectively, and $97.0 million and $93.1 million for the nine months ended September 30, 2016 and 2017, respectively.

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

A portion of our revenue is generated from customers that resell our services. We refer to these customers as “resellers.” We consider these resellers (rather than the end user customers of these resellers) to be subscribers under our total subscribers definition, because we do not have a billing relationship with the end users and cannot determine the number of end users acquiring our services through a reseller. A majority of our reseller revenues is for the purchase of domains and is included in the figures shown above for total revenue from domains. Our reseller revenues, excluding the portion included in total revenue from domains, for the three months ended September 30, 2016 and 2017 were $6.8 million and $8.1 million, respectively and for the nine months ended September 30, 2016 and 2017 were $19.9 million and $24.9 million, respectively.

The table below quantifies, on a consolidated basis and by segment, domain monetization and marketing development fund revenue for the respective periods (all data in thousands, except ARPS data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
Consolidated
Marketing development fund revenue	$3,052	$2,753	$9,440	$8,696
Marketing development funds - contribution to ARPS	$0.19	$0.38	$0.20	$0.18
Domain monetization revenue	$6,386	$7,120	$22,436	$20,722
Domain monetization revenue - contribution to ARPS	$0.39	$0.46	$0.47	$0.44

Web presence
Marketing development fund revenue	$2,286	$1,981	$7,262	$6,392
Marketing development funds - contribution to ARPS	$0.16	$0.14	$0.17	$0.15
Domain monetization revenue	$6,386	$7,120	$22,436	$20,722
Domain monetization revenue - contribution to ARPS	$0.43	$0.51	$0.52	$0.49

Email marketing
Marketing development fund revenue	$766	$772	$2,178	$2,304
Marketing development funds - contribution to ARPS	$0.47	$0.49	$0.51	$0.48

Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss), excluding the impact of interest expense (net), income tax expense (benefit), depreciation, amortization of other intangible assets, stock-based compensation, restructuring expenses, transaction expenses and charges, SEC investigations reserve, (gain) loss of unconsolidated entities, and impairment of other long-lived assets. We view adjusted EBITDA as a performance measure and believe it helps investors evaluate and compare our core operating performance from period to period.
The following table reflects the reconciliation of net loss calculated in accordance with GAAP to adjusted EBITDA for the periods presented (all data in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
Consolidated
Net loss	$(29,798)	$(40,264)	$(49,147)	$(107,257)
Interest expense, net (1)	41,046	35,645	112,135	120,516
Income tax expense (benefit)	(7,387)	2,982	(121,220)	11,384
Depreciation	17,010	13,571	46,942	40,733
Amortization of other intangible assets	37,982	35,347	105,679	104,554
Stock-based compensation	14,806	19,580	48,218	48,749
Restructuring expenses	6,377	4,488	23,642	14,584
Transaction expenses and charges	159	—	32,257	773
SEC investigations reserve	—	8,000	—	8,000
Loss (gain) of unconsolidated entities (2)	5,018	(33)	(5,368)	(72)
Impairment of other long-lived assets (3)	—	14,448	8,285	14,448
Adjusted EBITDA	$85,213	$93,764	$201,423	$256,412

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
Web presence
Net income (loss)	$(19,886)	$(42,466)	$2,787	$(99,232)
Interest expense, net (1)	18,244	15,131	53,337	52,304
Income tax expense (benefit)	(1,435)	1,659	(90,033)	16,203
Depreciation	9,173	10,338	27,248	30,101
Amortization of other intangible assets	19,729	16,577	59,252	48,857
Stock-based compensation	12,703	17,912	37,778	43,357
Restructuring expenses	541	3,806	1,501	9,842
Transaction expenses and charges	159	—	31,273	—
SEC investigations reserve	—	5,249	—	5,249
Loss (gain) of unconsolidated entities (2)	5,018	(33)	(5,368)	(72)
Impairment of other long-lived assets (3)	—	14,448	8,285	14,448
Adjusted EBITDA	$44,246	$42,621	$126,060	$121,057

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
Email marketing
Net income (loss)	$(9,912)	$2,202	$(51,934)	$(8,025)
Interest expense, net (1)	22,802	20,514	58,798	68,212
Income tax expense (benefit)	(5,952)	1,323	(31,187)	(4,819)
Depreciation	7,837	3,233	19,694	10,632
Amortization of other intangible assets	18,253	18,770	46,427	55,697
Stock-based compensation	2,103	1,668	10,440	5,392
Restructuring expenses	5,836	682	22,141	4,742
SEC investigations reserve	—	2,751	—	2,751
Transaction expenses and charges	—	—	984	773
Adjusted EBITDA	$40,967	$51,143	$75,363	$135,355

(1)
Interest expense includes impact of amortization of deferred financing costs, original issuance discounts ("OID") and interest income. For the nine months ended September 30, 2017, it also includes $6.5 million of deferred financing costs and OID immediately expensed upon refinancing of our term loan in June 2017.

(2)
The loss (gain) of unconsolidated entities is reported on a net basis for the three and nine months ended September 30, 2016. The three months ended September 30, 2016 includes a loss of $4.8 million on our investment in AppMachine. This loss was generated on July 27, 2016, when we increased our ownership stake in AppMachine from 40.0% to 100.0%, which required a revaluation of our existing investment to its implied fair value. The three months ended September 30, 2016 also includes a net loss of $0.2 million from our proportionate share of net losses from unconsolidated entities. The nine months ended September 30, 2016 includes a gain of $11.4 million on our investment in WZ UK Ltd. This gain was generated on January 6, 2016, when we increased our ownership stake in WZ UK Ltd. from 49.0% to 57.5%, which required a revaluation of our existing investment to its implied fair value. This $11.4 million gain was partially offset by our proportionate shares of net losses from unconsolidated entities of $1.2 million.

(3)
The impairment of other long-lived assets for the three and nine months ended September 30, 2016 includes $6.3 million of impairment charges related to developed and in-process technology related to the Webzai acquisition, and $2.0 million of internally developed software that was abandoned. The impairment of other long-lived assets for the three and nine months ended September 30, 3017 includes $13.8 million related to certain domain name intangible assets, and $0.6 million to write off a debt investment in a privately held entity.

Adjusted EBITDA on a consolidated basis increased from $85.2 million for the three months ended September 30, 2016 to $93.8 million for the three months ended September 30, 2017. This increase in adjusted EBITDA was primarily a result of the adjusted EBITDA increase in our email marketing segment, as discussed below. Adjusted EBITDA on a consolidated basis increased from $201.4 million for the nine months ended September 30, 2016 to $256.4 million for the nine months ended September 30, 2017, primarily as a result of including Constant Contact for a full nine months during the 2017 period and the overall improving profitability of the email marketing segment.

Adjusted EBITDA for our web presence segment decreased from $44.2 million for the three months ended September 30, 2016 to $42.6 million for the three months ended September 30, 2017. This decrease was primarily due to a slight decline in revenue, along with higher support and data center labor costs which adversely impacted gross profit by $5.7 million, along with increased engineering costs of $2.4 million, comprised mostly of labor related increases. Additionally, allocations of costs from our email marketing segment to the web presence segment negatively impacted web presence Adjusted EBITDA by $2.9 million. These decreases in adjusted EBITDA were partially offset by reduced marketing expense due to our reduced expenditures on gateway products and other non-strategic brands and re-allocation of a portion of that spend to our key brands.

Adjusted EBITDA for our web presence segment decreased from $126.1 million for the nine months ended September 30, 2016 to $121.1 million for the nine months ended September 30, 2017. This decrease was attributable to a slight decline in revenue, along with higher support and data center labor costs which adversely impacted gross profit by $15.3 million, which includes $3.8 million of duplicate customer support costs due to the transition of customer support from Utah to Arizona. Additionally, increases in engineering and general and administrative costs negatively impacted Adjusted EBITDA by $13.1 million and increased allocations of costs from our email marketing segment reduced web presence Adjusted EBITDA by $5.8 million. These decreases in Adjusted EBITDA were partially offset by a $29.2 million decrease in sales and marketing expenses, which primarily consisted of reduced expenditures on gateway products and other non-strategic brands and re-allocation of a portion of that spend to our key brands.

Adjusted EBITDA for our email marketing segment increased from $41.0 million for the three months ended September 30, 2016 to $51.1 million for the three months ended September 30, 2017. This increase is due primarily to $5.6 million of additional revenues from Constant Contact, due primarily to increased sales to existing customers and to modest price increases, and lower costs resulting from restructuring actions implemented following the acquisition. Additionally, the email marketing segment has benefited from a $2.9 million increase in costs allocated from the email marketing segment to the web presence segment.

Adjusted EBITDA for our email marketing segment increased from $75.4 million for the nine months ended September 30, 2016 to $135.4 million for the nine months ended September 30, 2017. The increase was primarily due to the $14.8 million negative impact of the Constant Contact purchase accounting adjustment during the 2016 period and to the inclusion of Constant Contact for a full nine months in the 2017 period. A $5.8 million increase in costs allocated from the email marketing segment to the web presence segment was also a factor, with the balance of the improvement related primarily to cost savings from the 2016 Constant Contact restructuring plan.
Free Cash Flow
For a discussion of free cash flow, see Liquidity and Capital Resources.

Components of Operating Results
Revenue
We generate revenue primarily from selling subscriptions for our cloud-based products and services. The subscriptions we offer are similar across all of our brands and are provided under contracts pursuant to which we have ongoing obligations to support the subscriber. These contracts are generally for service periods of up to 36 months and typically require payment in advance at the time of initiating the subscription for the entire subscription period. Typically, we also have arrangements in place to automatically renew a subscription at the end of the subscription period. Due to factors such as discounted introductory pricing, our renewal fees may be higher than our initial subscription. Our web presence segment sells more subscriptions with 12 month terms than with any other term length, while our email marketing segment sells subscriptions that are mostly one-month terms. We also earn revenue from the sale of domain name registrations, premium domains and non-term based products and services, such as certain online security products and professional technical services as well as through referral fees and commissions.
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
Except for the pending changes that may impact goodwill as described below, there have been no material changes to our critical accounting policies since December 31, 2016. For further information on our critical accounting policies and estimates, see Note 2 to the consolidated financial statements appearing in Part I, Item 1 in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on February 24, 2017.
Goodwill
In accordance with Accounting Standards Update No. 2011-08, Intangibles - Goodwill and Other (Topic 350) Testing Goodwill for Impairment, we are required to review goodwill by reporting unit for impairment at least annually or more often if there are indicators of impairment present. Under U.S. GAAP, a reporting unit is either the equivalent of , or one level below, an operating segment. We have determined that we currently have two reporting units, and each unit is its own reporting segment. As a result of changes in our management structure during 2017, including the change in our chief executive officer, we are evaluating our management and internal financial reporting structure and may make changes to that structure during the fourth quarter of 2017. These changes may impact the number and makeup of the our reporting units. In accordance with Topic 350, if we change our reporting units, goodwill will be reallocated to the newly identified reporting units.
Segment Information
As a result of changes in our management structure during 2017, including the change in our chief executive officer, we are evaluating our management and internal financial reporting structure and may make changes to that structure during the fourth quarter of 2017. These changes may impact the number and makeup of our segments for reporting purposes.

Results of Operations
The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2017	2016	2017
Revenue	$291,193	$295,222	$819,019	$882,617
Cost of revenue	149,427	158,865	438,980	454,197
Gross profit	141,766	136,357	380,039	428,420
Operating expense:
Sales and marketing	75,341	66,276	234,944	211,154
Engineering and development	23,988	19,882	67,930	60,393
General and administrative	33,399	51,269	108,508	130,929
Transaction expenses	159	—	32,257	773
Total operating expense	132,887	137,427	443,639	403,249
Income (loss) from operations	8,879	(1,070)	(63,600)	25,171
Other income (expense):
Other income (expense)	(4,845)	(600)	6,565	(600)
Interest income	162	203	438	506
Interest expense	(41,208)	(35,848)	(112,573)	(121,022)
Total other expense—net	(45,891)	(36,245)	(105,570)	(121,116)
Loss before income taxes and equity earnings of unconsolidated entities	(37,012)	(37,315)	(169,170)	(95,945)
Income tax expense (benefit)	(7,387)	2,982	(121,220)	11,384
Loss before equity earnings of unconsolidated entities	(29,625)	(40,297)	(47,950)	(107,329)
Equity loss (income) of unconsolidated entities, net of tax	173	(33)	1,197	(72)
Net loss	$(29,798)	$(40,264)	$(49,147)	$(107,257)
Total net income (loss) attributable to non-controlling interest	1,939	—	(11,181)	7,524
Net loss attributable to Endurance International Group Holdings, Inc.	$(31,737)	$(40,264)	$(37,966)	$(114,781)
Comparison of Three Months Ended September 30, 2016 and 2017
Revenue

	Three Months Ended September 30,		Change
	2016	2017	Amount	%
	(dollars in thousands)
Revenue	$291,193	$295,222	$4,029	1%
Revenue increased by $4.0 million, or 1%, from $291.2 million for the three months ended September 30, 2016 to $295.2 million for the three months ended September 30, 2017. This increase is attributable to $5.6 million in additional revenue from our email marketing segment, offset by a $1.6 million decrease in revenue from our web presence segment, each of which are further discussed below.

Web presence segment revenue decreased by $1.6 million, or 1%, from $195.3 million for the three months ended September 30, 2016 to $193.7 million for the three months ended September 30, 2017. This decrease was the result of lower revenue from the non-strategic brands discussed in the "Overview" section above, partially offset by growth in most of our key web hosting brands, in which we continue to make considerable marketing investments.

Email marketing segment revenue increased by $5.6 million, or 6%, from $95.9 million for the three months ended September 30, 2016 to $101.5 million for the three months ended September 30, 2017. This increase was primarily due to increased sales to existing subscribers, which includes an approximately $1.3 million increase related to increased pricing, and to a lesser extent, the negative $0.6 million impact of the Constant Contact purchase adjustment during the three months ended September 30, 2016.
Our revenue is generated primarily from our products and services delivered on a subscription basis, which include web hosting, domains, website builders, email marketing, search engine marketing and other similar services. We also generate non-subscription revenue through domain monetization and marketing development funds. Non-subscription revenue increased from $9.4 million, or 3% of total revenue for the three months ended September 30, 2016 to $9.9 million, or 3% of total revenue for the three months ended September 30, 2017, due primarily to a slight increase in domain monetization revenue.

Cost of Revenue

	Three Months Ended September 30,
	2016		2017		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Cost of revenue	$149,427	51%	$158,865	54%	$9,438	6%
Cost of revenue increased by $9.4 million, or 6%, from $149.4 million for the three months ended September 30, 2016 to $158.9 million for the three months ended September 30, 2017. This increase was primarily due to a $13.8 million impairment charge incurred by our web presence segment, which was partially offset by decreased cost of revenue from our email marketing segment.
Our cost of revenue contains a significant portion of non-cash expenses, in particular amortization expense for the intangible assets we have acquired through our acquisitions and any related impairments to those assets. The following table sets forth the significant non-cash components of cost of revenue:

	Three Months Ended September 30,
	2016	2017
	(in thousands)
Amortization expense	$37,982	$35,347
Depreciation expense	$12,512	$11,603
Stock-based compensation expense	$1,643	$1,553
Impairment charges	$—	$13,848

Cost of revenue for our web presence segment increased by $16.4 million, or 15%, from $106.2 million for the three months ended September 30, 2016 to $122.6 million for the three months ended September 30, 2017. This increase was primarily due to an impairment charge of $13.8 million relating to certain domain name intangible assets, increased labor related costs of $2.7 million (which includes $0.9 million of duplicate support costs incurred as we transitioned customer support operations from Utah to Arizona), higher domain registration costs of $1.0 million, increased depreciation of $1.0 million and other cost increases of $1.1 million. These cost increases were partially offset by lower amortization expense of $3.2 million.

Cost of revenue for our email marketing segment decreased by $7.0 million, or 16%, from $43.2 million for the three months ended September 30, 2016 to $36.2 million for the three months ended September 30, 2017. This decrease was primarily due to reduced restructuring costs of $3.1 million and lower depreciation of $2.0 million, with the balance relating primarily to cost savings from the 2016 Constant Contact restructuring plan.

Gross Profit

	Three Months Ended September 30,
	2016		2017		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Gross profit	$141,766	49%	$136,357	46%	$(5,409)	(4)%
Gross profit decreased by $5.4 million, or 4%, from $141.8 million for the three months ended September 30, 2016 to $136.4 million for the three months ended September 30, 2017. This decrease was primarily due to a $18.0 million decrease from our web presence segment, due mostly to a $13.8 million impairment charge relating to domain name intangible assets, partially offset by improved gross profit from our email marketing segment, which experienced a $12.6 million increase in gross profit. Our gross profit as a percentage of revenue decreased by three percentage points year over year, from 49% for the three months ended September 30, 2016 to 46% for the three months ended September 30, 2017.
The following table sets forth gross profit and the significant non-cash components of cost of revenue as a percentage of revenue:

	Three Months Ended September 30,
	2016	2017
	(dollars in thousands)
Revenue	$291,193	$295,222
Gross profit	$141,766	$136,357
Gross profit as % of revenue	49%	46%
Amortization expense as % of revenue	13%	12%
Depreciation expense as % of revenue	4%	4%
Impairment charges	*	5%
Stock-based compensation expense as % of revenue	1%	*

*	Less than 1%.

Web presence segment gross profit decreased by $18.0 million, or 20%, from $89.1 million for the three months ended September 30, 2016 to $71.1 million for the three months ended September 30, 2017. This decrease was primarily due to the slight decline in web presence segment revenue, and to an increase in cost of revenue, as described above. Our web presence gross profit as a percentage of revenue decreased by nine percentage points year over year, from 46% for the three months ended September 30, 2016 to 37% for the three months ended September 30, 2017. The impairment charge was responsible most of this decrease.

Email marketing segment gross profit increased by $12.6 million, or 24%, from $52.7 million for the three months ended September 30, 2016 to $65.3 million for the three months ended September 30, 2017. This increase was primarily due to increased sales to existing subscribers, and decreased cost of revenue as described above. Our email marketing gross profit as a percentage of revenue increased by nine percentage points year over year, from 55% for the three months ended September 30, 2016 to 64% for the three months ended September 30, 2017.
Operating Expenses

	Three Months Ended September 30,
	2016		2017		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Sales and marketing	$75,341	26%	$66,276	22%	$(9,065)	(12)%
Engineering and development	23,988	8%	19,882	7%	(4,106)	(17)%
General and administrative	33,399	11%	51,269	17%	17,870	54%
Transaction expenses	159	—%	—	—%	(159)	(100)%
Total	$132,887	46%	$137,427	47%	$4,540	3%

Sales and Marketing. Sales and marketing expense decreased by $9.1 million, or 12%, from $75.3 million for the three months ended September 30, 2016 to $66.3 million for the three months ended September 30, 2017. Email marketing segment sales and marketing costs declined by $1.4 million, while web presence segment sales and marketing expenses declined by $7.7 million.

Sales and marketing expense for our web presence segment decreased by $7.7 million, or 15%, from $52.6 million for the three months ended September 30, 2016 to $44.9 million for the three months ended September 30, 2017. This decrease was primarily due to a $9.5 million reduction in marketing expense primarily due to our reduced expenditures on our gateway products and other non-strategic brands, partially offset by increased restructuring costs of $0.9 million, an increase of $0.6 million in corporate sales and marketing costs allocated to the web presence segment and a $0.3 million increase in stock-based compensation.

Sales and marketing expense for our email marketing segment decreased by $1.4 million, or 6%, from $22.7 million for the three months ended September 30, 2016 to $21.3 million for the three months ended September 30, 2017. The decrease was due primarily to a $2.1 million reduction in labor costs due to cost savings from restructuring actions, a $1.2 million reduction in depreciation expense, a $1.1 million reduction in restructuring charges and a decrease of $0.6 million in corporate sales and marketing costs allocated to the email marketing segment. These cost improvements were partially offset by a $3.6 million increase in other marketing costs, primarily advertising costs incurred to promote the Constant Contact brand.
Engineering and Development. Engineering and development expense decreased by $4.1 million, or 17%, from $24.0 million for the three months ended September 30, 2016 to $19.9 million for the three months ended September 30, 2017. Email marketing segment engineering and development expenses decreased by $5.2 million and web presence segment engineering and development expenses increased by $1.1 million.

Engineering and development expense for our web presence segment increased by $1.1 million, or 10%, from $10.5 million for the three months ended September 30, 2016 to $11.6 million for the three months ended September 30, 2017. This increase is primarily related to increased labor costs and increased allocations of corporate engineering and development costs to the web presence segment of $2.5 million as we devoted additional resources towards improvements in our web presence products, as well as other cost increases of $0.9 million. These cost increases were partially offset by lower stock-based compensation of $2.3 million.

Engineering and development expense for our email marketing segment decreased by $5.2 million, or 38%, from $13.5 million for the three months ended September 30, 2016 to $8.3 million for the three months ended September 30, 2017. This decrease was primarily the result of a reduction in labor costs and decreased allocations of corporate engineering and development costs to the email marketing segment that totaled $3.1 million, a $1.0 million reduction in depreciation, a $0.7 million reduction of restructuring costs and $0.4 million of other cost decreases.
General and Administrative. General and administrative expense increased by $17.9 million, or 54%, from $33.4 million for the three months ended September 30, 2016 to $51.3 million for the three months ended September 30, 2017. Web presence segment general and administrative expenses increased by $15.8 million, while email marketing segment general and administrative expenses decreased by $2.1 million. Included in these increases is the SEC investigations reserve of $8.0 million.

General and administrative expense for our web presence segment increased by $15.8 million, or 66%, from $23.8 million for the three months ended September 30, 2016 to $39.6 million for the three months ended September 30, 2017. This increase was attributable to a $7.1 million increase in stock-based compensation, primarily related to a shortened service period for certain performance based stock awards granted to our former CEO, a $5.2 million allocation of the SEC investigations reserve to the web presence segment, a $2.0 million increase in restructuring charges and an increase of $1.4 million in allocations of corporate general and administrative expenses to the web presence segment.

General and administrative expense for our email marketing segment increased by $2.1 million, or 22%, from $9.5 million for the three months ended September 30, 2016 to $11.6 million for the three months ended September 30, 2017. This increase was primarily the result of a $2.8 million allocation of the SEC investigations reserve to the email marketing segment, and a $1.2 million increase in other costs, primarily labor costs. These cost increases were partially offset by a $1.4 million decrease in allocations of corporate general and administrative expenses to the email marketing segment, and a $0.5 million decrease in depreciation.

Transaction Expenses. Transaction expenses decreased by $0.2 million, or 100%, from $0.2 million for the three months ended September 30, 2016 to $0.0 million for the three months ended September 30, 2017. This decrease was due to our reduction in acquisitions following the purchase of Constant Contact.
Other Expense, Net

	Three Months Ended September 30,		Change
	2016	2017	Amount	%
	(dollars in thousands)
Other expense, net	$(45,891)	$(36,245)	$(9,646)	(21)%
Other expense, net decreased by $9.6 million, or 21%, from $45.9 million for the three months ended September 30, 2016 to $36.2 million for the three months ended September 30, 2017. The decrease is attributable to $5.4 million of reduced net interest expense, primarily due to the lower interest rates resulting from the 2017 Refinancing. In addition, other expense, net decreased by $4.2 million, primarily due to a loss on an investment of $4.8 million incurred during the 2016 period relating to our AppMachine acquisition.
Income Tax Expense (Benefit)

	Three Months Ended September 30,		Change
	2016	2017	Amount	%
	(dollars in thousands)
Income tax expense (benefit)	$(7,387)	$2,982	$10,369	(140)%

Prior to the February 2016 acquisition of Constant Contact, we maintained a valuation allowance against certain deferred tax assets. The acquisition of Constant Contact resulted in a significant increase in deferred tax liabilities, which far exceeded pre-acquisition deferred tax assets. With the significant deferred tax liabilities resulting from the Constant Contact acquisition, we scheduled out the reversal of the consolidated U.S. deferred tax assets and liabilities, and determined that these reversals would be sufficient to realize a significant portion of deferred tax assets that existed at the date of acquisition, and provided a valuation allowance against those deferred tax assets that were not likely to be realized. The deferred tax liabilities supporting the realizability of these deferred tax assets in the acquisition will reverse in the same period, are in the same jurisdiction and are of the same character as the temporary differences that gave rise to these deferred tax assets. After completing the scheduling analysis, we determined that we should maintain valuation allowances on several of the legacy state net operating loss carryforwards expected to expire unused. The reversal of valuation allowances following this scheduling analysis resulted in the recording of a tax benefit of $73.6 million during the quarter ended March 31, 2016, an additional tax benefit of $13.9 million during the quarter ended June 30, 2016, and an additional tax benefit of $7.4 million in the quarter ended September 30, 2016.

For the year ended December 31, 2016, we updated the scheduling of the reversal of the consolidated U.S. deferred tax assets and liabilities. Following the acquisition, deferred tax liabilities have decreased and we have generated additional pre-tax losses. As of December 31, 2016, the scheduling of the reversal of consolidated U.S. deferred tax assets and liabilities generated sufficient income to utilize U.S. deferred tax assets with the exception of certain Federal credits and state net operating loss and credit carryforwards. Accordingly, we increased our valuation allowance by $10.0 million during the last three quarters of fiscal year 2016.

For the three months ended September 30, 2017, we updated the scheduling of the reversal of the consolidated U.S. deferred tax assets and liabilities, as the deferred tax liabilities have continued to decrease and the Company generated additional pre-tax losses. As of September 30, 2017, the Company has determined that the reversal of temporary differences will no longer generate sufficient income to utilize certain of its consolidated deferred tax assets in the U.S. Accordingly, the Company recorded an increase of $10.4 million to its valuation allowance during the quarter ended September 30, 2017, mostly related to the different book and tax treatment of goodwill.

For the three months ended September 30, 2016 and 2017, the Company recognized tax benefit of $7.4 million and a tax expense of $3.0 million, respectively, in the consolidated statements of operations and comprehensive loss. The income tax expense for the three months ended September 30, 2017 was primarily attributable to a federal and state deferred tax expense of $1.9 million due primarily to the different book and tax treatment of goodwill, federal and state current income taxes of $0.3 million, a foreign current tax expense of $0.7 million, and foreign deferred tax expense of $0.2 million. The income tax benefit for the three months ended September 30, 2016 was primarily attributable to a federal and state deferred tax benefit of $9.1 million, a benefit for federal and state current income taxes of $0.1 million, partially offset by a $1.6 million deferred tax expense for the reversal of the valuation allowance, and a foreign current tax expense of $0.3 million.

Comparison of Nine Months Ended September 30, 2016 and 2017

Revenue

	Nine Months Ended September 30,		Change
	2016	2017	Amount	%
	(dollars in thousands)
Revenue	$819,019	$882,617	$63,598	8%
Revenue increased by $63.6 million, or 8%, from $819.0 million for the nine months ended September 30, 2016 to $882.6 million for the nine months ended September 30, 2017. This increase is attributable to growth from our email marketing segment of $68.7 million, partially offset by $5.1 million in reduced revenue from our web presence segment.

Web presence segment revenue decreased by $5.1 million, or 1%, from $589.4 million for the nine months ended September 30, 2016 to $584.2 million for the nine months ended September 30, 2017. This decrease is the result of $7.6 million in lower revenues, primarily from our non-strategic brands. This decrease was partially offset by $2.5 million in revenues from acquisitions that were not included in the full nine months of the 2016 period.

Email marketing segment revenue increased by $68.7 million, or 30%, from $229.7 million for the nine months ended September 30, 2016 to $298.4 million for the nine months ended September 30, 2017. This increase was primarily due to the inclusion of Constant Contact for a full nine months during the 2017 period, which increased revenue by $41.1 million, and the negative $14.8 million impact of the Constant Contact purchase adjustment during the nine months ended September 30, 2016. The remaining increase of $12.8 million is primarily related to higher revenues from existing customers of Constant Contact, including modest price increases.
Our revenue is generated primarily from our products and services delivered on a subscription basis, which include web hosting, domains, website builders, search engine marketing and other similar services. We also generate non-subscription revenue through domain monetization and marketing development funds. Non-subscription revenue decreased from $31.9 million, or 4% of total revenue, for the nine months ended September 30, 2016 to $29.4 million, or 3% of revenue, for the nine months ended September 30, 2017, due primarily to a decrease in domain monetization revenue. All of our domain monetization revenue and substantially all of our marketing development fund revenue is within our web presence segment.
Cost of Revenue

	Nine Months Ended September 30,
	2016		2017		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Cost of revenue	$438,980	54%	$454,197	51%	$15,217	3%
Cost of revenue increased by $15.2 million, or 3%, from $439.0 million for the nine months ended September 30, 2016 to $454.2 million for the nine months ended September 30, 2017. Web presence segment cost of revenue increased by $20.2 million, and email marketing segment cost of revenue decreased by $5.0 million.

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

	Nine Months Ended September 30,
	2016	2017
	(dollars in thousands)
Amortization expense	$105,679	$104,554
Depreciation expense	$36,818	$34,501
Impairment charges	$—	$13,848
Stock-based compensation expense	$4,116	$4,720

Cost of revenue for our web presence segment increased by $20.2 million, or 6%, from $323.8 million for the nine months ended September 30, 2016 to $344.0 million for the nine months ended September 30, 2017. This increase was primarily due to an impairment charge of $13.8 million relating to certain domain name intangible assets, as well as duplicate support costs of $3.9 million incurred during the customer support transition from Utah to Arizona, increased data center costs of $4.2 million, increased restructuring costs of $2.5 million related primarily to the customer support transition, a $2.6 million increase in depreciation, a $2.1 million increase in domain registration costs, a $1.0 million increase in stock-based compensation and a small increase in allocations of corporate overhead expenses to the web presence segment. These increases were partially offset by a $10.4 million decrease in amortization expense.

Cost of revenue for our email marketing segment decreased by $5.0 million, or 4%, from $115.2 million for the nine months ended September 30, 2016 to $110.2 million for the nine months ended September 30, 2017. This decrease was primarily due to reduction of costs, partially offset by the inclusion of Constant Contact for the full nine months in the 2017 period, and lower restructuring costs of $7.4 million. Constant Contact cost of revenue for the pre-acquisition 2016 period was $11.6 million.

Gross Profit

	Nine Months Ended September 30,
	2016		2017		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Gross profit	$380,039	46%	$428,420	49%	$48,381	13%
Gross profit increased by $48.4 million, or 13%, from $380.0 million for the nine months ended September 30, 2016 to $428.4 million for the nine months ended September 30, 2017. Email marketing gross profit increased by $73.8 million, and web presence gross profit decreased by $25.4 million. Our gross profit as a percentage of revenue increased by three percentage points from 46% for the nine months ended September 30, 2016 to 49% for the nine months ended September 30, 2017, mainly due to the acquisition of Constant Contact, since Constant Contact products generally have a higher gross profit percentage as compared to our other products. The following table sets forth gross profit and the significant non-cash components of cost of revenue as a percentage of revenue:

	Nine Months Ended September 30,
	2016	2017
	(dollars in thousands)
Revenue	$819,019	$882,617
Gross profit	$380,039	$428,420
Gross profit % of revenue	46%	49%
Amortization expense % of revenue	13%	12%
Depreciation expense % of revenue	4%	4%
Impairment charges % of revenue	*	2%
Stock-based compensation expense % of revenue	*	*

*	Less than 1%.

Web presence segment gross profit decreased by $25.4 million, or 10%, from $265.6 million for the nine months ended September 30, 2016 to $240.2 million for the nine months ended September 30, 2017. This decrease was primarily due to the $20.2 million increase in cost of revenue as described above, combined with the $5.1 decline in revenue. Our web presence gross profit as a percentage of revenue decreased by 4% year over year, from 45% for the nine months ended September 30, 2016 to 41% for the nine months ended September 30, 2017. This decrease in gross profit percentage is primarily attributable to the impairment of domain name related intangible assets, which impacted gross profit percentage by 2%, and the duplicate support costs associated with the customer support transition from Utah to Arizona, which impacted gross profit percentage by 1%.

Email marketing segment gross profit increased by $73.8 million, or 64%, from $114.4 million for the nine months ended September 30, 2016 to $188.2 million for the nine months ended September 30, 2017. This increase was primarily due to the inclusion of Constant Contact for a full nine months during the 2017 period, and the Constant Contact purchase accounting adjustment, which adversely impacted gross profit for the nine months ended September 30, 2016 by $14.8 million. Gross profit earned by Constant Contact for the pre-acquisition 2016 period was $29.4 million. Our email marketing segment gross profit as a percentage of revenue increased by 13% year over year, from 50% for the nine months ended September 30, 2016 to 63% for the nine months ended September 30, 2017. This increase was primarily the result of the Constant Contact purchase accounting adjustment, which impacted gross profit percentage by 6%, with the balance of the increase primarily related to cost savings from the 2016 Constant Contact restructuring plan.
Operating Expense

	Nine Months Ended September 30,
	2016		2017		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Sales and marketing	$234,944	29%	$211,154	24%	$(23,790)	(10)%
Engineering and development	67,930	8%	60,393	7%	(7,537)	(11)%
General and administrative	108,508	13%	130,929	15%	22,421	21%
Transaction expense	32,257	4%	773	—%	(31,484)	(98)%
Total	$443,639	54%	$403,249	46%	$(40,390)	(9)%
Sales and Marketing. Sales and marketing expense decreased by $23.8 million, or 10%, from $234.9 million for the nine months ended September 30, 2016 to $211.2 million for the nine months ended September 30, 2017. Web presence segment sales and marketing expenses decreased by $23.7 million, while email marketing segment sales and marketing expense remained relatively flat.

Sales and marketing expense for our web presence segment decreased by $23.7 million, or 15%, from $161.4 million for the nine months ended September 30, 2016 to $137.7 million for the nine months ended September 30, 2017. This decrease was primarily due to a reduction of $29.3 million in marketing expense due to our reduced expenditures on gateway and cloud backup products. This decrease was partially offset by $2.1 million of higher stock-based compensation, an increase of $1.8 million in allocations of corporate sales and marketing expenses to the web presence segment, and $1.7 million of increased restructuring costs.

Sales and marketing expense for our email marketing segment was essentially flat at $73.5 million for the nine months ended September 30, 2016 and 2017. Although total sales and marketing expenses did not change, the email marketing segment increased promotional marketing spend by $10.4 million in the 2017 period, and these increases were partially offset by lower restructuring charges of $4.9 million, lower depreciation of $2.3 million, decreased allocations of corporate sales and marketing expenses of $1.8 million and lower stock-based compensation of $1.4 million. Constant Contact sales and marketing expenses for the pre-acquisition period in 2016 were $16.4 million. As a percentage of revenue, email marketing sales and marketing expenses were 25% for the nine months ended September 30, 2017 as compared to 37% for the year ended December 31, 2015, the last full fiscal year prior to the acquisition. This decrease in percentage is primarily attributable to the cost savings achieved through the 2016 Constant Contact restructuring plan.
Engineering and Development. Engineering and development expense decreased by $7.5 million, or 11%, from $67.9 million for the nine months ended September 30, 2016 to $60.4 million for the nine months ended September 30, 2017. Web presence segment engineering and development expenses increased by $1.3 million, while email marketing segment engineering and development expenses decreased by $8.8 million.

Engineering and development expense for our web presence segment increased by $1.3 million, or 4%, from $32.8 million for the nine months ended September 30, 2016 to $34.0 million for the nine months ended September 30, 2017. This increase is attributable to higher labor and program spending of $8.0 million, an increase of $2.4 million in allocations of corporate engineering and development expenses to the web presence segment and $0.7 million of other cost increases. These increases were mostly offset by an $8.3 million reduction in charges for impairment to long-lived assets, which were incurred during the nine months ended September 30, 2016 and did not recur in the 2017 period, and lower stock-based compensation of $1.5 million.

Engineering and development expense for our email marketing segment decreased by $8.9 million, or 25%, from $35.2 million for the nine months ended September 30, 2016 to $26.3 million for the nine months ended September 30, 2017. This decrease was primarily related to a $2.4 million reduction in restructuring charges, a $2.4 million decrease in allocations of corporate engineering and development expenses to the email marketing segment, a $2.2 million reduction in labor and program spending and lower depreciation of $1.9 million. Engineering and development expenses for the email marketing segment for the 2016 period do not include the pre-acquisition period, which would have increased the 2016 expenses by $7.0 million. As a percentage of revenue, email marketing engineering and development expenses were 9% for the nine months ended September 30, 2017, as compared to 16% for the year ended December 31, 2015, the last full fiscal year prior to the acquisition. This decrease in percentage is primarily attributable to the cost savings achieved through the 2016 Constant Contact restructuring plan.
General and Administrative. General and administrative expense increased by $22.4 million, or 21%, from $108.5 million for the nine months ended September 30, 2016 to $130.9 million for the nine months ended September 30, 2017. Web presence general and administrative expenses increased $19.3 million, and the email marketing segment general and administrative expenses increased by $3.1 million.

General and administrative expense for our web presence segment increased by $19.3 million, or 24%, from $79.4 million for the nine months ended September 30, 2016 to $98.7 million for the nine months ended September 30, 2017. This increase was primarily related to the $5.2 million SEC investigations reserve allocated to the web presence segment, increased stock-based compensation of $3.9 million, increased restructuring costs of $3.9 million and a $1.2 million increase in allocations of corporate general and administrative expenses to the web presence segment. The balance of the increase, or $5.1 million, is primarily related to increased labor costs.

General and administrative expense for our email marketing segment increased by $3.1 million, or 11%, from $29.1 million for the nine months ended September 30, 2016 to $32.2 million for the nine months ended September 30, 2017, primarily due to the $2.8 million SEC investigations reserve allocated to the email marketing segment.
Transaction Expenses. Transaction expenses decreased by $31.5 million, or 98%, from $32.3 million for the nine months ended September 30, 2016 to $0.8 million for the nine months ended September 30, 2017. The period-over-period decrease was primarily attributable to costs related to our acquisition of Constant Contact in February 2016.

Other Expense, Net

	Nine Months Ended September 30,		Change
	2016	2017	Amount	%
	(dollars in thousands)
Other expense, net	$(105,570)	$(121,116)	$15,546	15%
Other expense, net increased by $15.5 million, or 15%, from $105.6 million for the nine months ended September 30, 2016 to $121.1 million for the nine months ended September 30, 2017. The increase is primarily due to a $8.4 million increase in interest expense, including service fees, which includes $6.5 million of charges incurred during the nine months ended September 30, 2017 to expense certain deferred financing costs and original issue discount (OID) in connection with our 2017 Refinancing, as well as the full nine months' impact during the 2017 period of increased interest expense to finance the Constant Contact acquisition, partially offset by decreases in interest rates in the nine months ended September 30, 2017 as a result of our 2017 Refinancing. In addition, other expense, net for 2016 was offset by a gain on the consolidation of WZ UK of $11.4 million, partially offset by a loss on consolidation of AppMachine of $4.8 million, neither of which recurred in the 2017 period.
Income Tax Expense (Benefit)

	Nine Months Ended September 30,		Change
	2016	2017	Amount	%
	(dollars in thousands)
Income tax expense (benefit)	$(121,220)	$11,384	$132,604	(109)%
For the nine months ended September 30, 2016 and 2017, we recognized a tax benefit of $121.2 million and a tax expense of $11.4 million, respectively, in the consolidated statements of operations and comprehensive loss. The income tax expense for the nine months ended September 30, 2017 was attributable to a federal and state deferred tax expense of $7.3 million related to the differences in accounting treatment of goodwill under U.S. GAAP and tax accounting for goodwill, federal and state current tax expense of $2.6 million, and a foreign current tax expense of $2.3 million, partially offset by a foreign deferred tax benefit of $0.8 million.

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
The 2017 first lien term loan requires quarterly mandatory repayments of principal. During the nine months ended September 30, 2017, we made two mandatory repayment of $8.5 million each, and two voluntary prepayments of $5.0 million each.
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
The Senior Credit Facilities have been fully and unconditionally guaranteed and secured by us and certain of our subsidiaries (including Constant Contact and its subsidiaries).
10.875% Senior Notes due 2024
The Notes will mature in February 2024, were issued at a price of 98.065% of par and will bear interest at the rate of 10.875% per annum. The Notes have been fully and unconditionally guaranteed on a senior unsecured basis, by us and our subsidiaries that guarantee the Senior Credit Facilities (including Constant Contact and its subsidiaries).
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
As of September 30, 2017, we had cash and cash equivalents totaling $70.5 million and negative working capital of $345.1 million, which included the $33.9 million current portion of the 2017 first lien term loan facility. In addition, we had approximately $1,959.5 million of long term indebtedness, including deferred financing costs, outstanding under our 2017 first lien term loan facility, which matures on February 9, 2023 and under our 10.875% Senior Notes due 2024. We also had $459.5 million of short-term and long-term deferred revenue, which is not expected to be payable in cash.
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
We were in compliance with all covenants at September 30, 2017.
Secured Net Leverage Ratio
The Senior Credit Facilities require that we comply with a financial covenant to maintain a maximum ratio of consolidated senior secured net indebtedness on the date of determination to an adjusted consolidated EBITDA measure, which we refer to as Bank Adjusted EBITDA, for the most recently completed four quarters (which we refer to as trailing twelve months, or TTM). This net leverage ratio is tested as of the last day of each fiscal quarter and may not exceed 6.50 to 1.00 through December 31, 2016, 6.25 to 1.00 from March 31, 2017 through December 31, 2017, and 6.00 to 1.00 from March 31, 2018 and thereafter. As of September 30, 2017, we were in compliance with this covenant.
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

As of September 30, 2017, our secured net leverage ratio on a TTM basis was 4.51 to 1.00 and was calculated as follows:

	For the three months ended,
	December 31, 2016	March 31, 2017	June 30, 2017	September 30, 2017	TTM
	(in thousands except ratios)
Net loss	$(32,082)	$(31,578)	$(35,415)	$(40,264)	$(139,339)
Interest expense	40,315	39,516	45,658	35,850	161,339
Income tax expense (benefit)	11,362	5,774	2,628	2,982	22,746
Depreciation	13,418	13,111	14,051	13,571	54,151
Amortization of other intangible assets	37,883	34,267	34,940	35,347	142,437
Stock-based compensation	10,049	12,924	16,245	19,580	58,798
Integration and restructuring costs	(1,750)	5,627	4,476	4,488	12,841
Transaction expenses and charges	27	580	193	—	800
Loss (gain) of unconsolidated entities	4,803	—	(39)	(33)	4,731
Impairment of long-lived assets	754	—	—	14,448	15,202
Gain on assets, not ordinary course	(85)	—	—	—	(85)
Legal advisory and related expenses	1,062	2,111	1,842	9,220	14,235
Billed revenue to GAAP revenue adjustment	(4,451)	15,130	1,123	(1,778)	10,024
Domain registration cost cash to GAAP adjustment	(1,005)	(2,177)	857	191	(2,134)
Currency translation	243	16	(63)	21	217
Bank Adjusted EBITDA	$80,543	$95,301	$86,496	$93,623	$355,963
Current portion of notes payable					33,945
Current portion of capital lease obligations					3,166
Notes payable - long term					1,920,259
Capital lease obligations - long term					1,485
Original issue discounts and deferred financing costs					66,074
Less:
Unsecured notes					(350,000)
Cash					(70,521)
Certain permitted restricted cash					(175)
Net senior secured indebtedness					$1,604,233
Net leverage ratio					4.51
Maximum net leverage ratio					6.25

Cash and Cash Equivalents
As of September 30, 2017, our cash and cash equivalents were primarily held for working capital purposes and for required principal and interest payments under our indebtedness. A majority of our cash and cash equivalents was held in operating accounts. Our cash and cash equivalents increased by $16.9 million from $53.6 million at December 31, 2016 to $70.5 million at September 30, 2017. Of the $70.5 million cash and cash equivalents we had at September 30, 2017, $21.9 million was held in foreign countries, which, due to tax and accounting reasons, we do not plan to repatriate in the near future. We used cash on hand at December 31, 2016 and cash flows from operations to purchase property and equipment, redeem a non-controlling interest in WZ UK Ltd. and to make our debt payments on our 2017 first lien term loan and (prior to the 2017 Refinancing) our term loan and incremental term loans, as described under "Financing Activities" below. Our future capital requirements will depend on many factors including, but not limited our growth rate, expansion of sales and marketing activities, the introduction of new and enhanced products and services, acquisitions and dispositions, market acceptance of our solutions and our gross profits and operating expenses. We believe that our current cash and cash equivalents and operating cash flows will be sufficient to meet our anticipated working capital and capital expenditure requirements, as well as our required principal and interest payments under our indebtedness, for at least the next 12 months.
The following table shows our purchases of property and equipment, principal payments on capital lease obligations, depreciation, amortization and cash flows from operating activities, investing activities and financing activities for the stated periods:

	Nine Months Ended September 30,
	2016	2017
	(dollars in thousands)
Purchases of property and equipment	$(29,317)	$(32,095)
Principal payments on capital lease obligations	$(4,372)	$(5,679)
Depreciation	$46,942	$40,733
Amortization	$114,543	$113,252
Cash flows provided by operating activities	$101,804	$128,866
Cash flows used in investing activities	$(925,074)	$(33,114)
Cash flows provided by (used in) financing activities	$851,545	$(80,983)
Capital Expenditures
Our capital expenditures on the purchase of property and equipment for the nine months ended September 30, 2016 and 2017 were $29.3 million and $32.1 million, respectively. The remaining balance payable on the capital leases is $4.7 million as of September 30, 2017. We expect our capital expenditures to increase over the next twelve months as we enhance our disaster recovery capabilities.
Depreciation
Our depreciation expense for the nine months ended September 30, 2016 and 2017 decreased slightly from $46.9 million to $40.7 million, respectively.
Amortization
Our amortization expense, which includes amortization of other intangible assets, amortization of deferred financing costs, amortization of net present value of deferred consideration and amortization of original issue discounts, decreased by $1.3 million from $114.5 million for the nine months ended September 30, 2016 to $113.3 million for the nine months ended September 30, 2017. This increase is primarily related to the additional amortization of deferred financing costs and original issue discounts as a result of the 2017 Refinancing.
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
Net cash provided by operating activities increased from $101.8 million for the nine months ended September 30, 2016 to $128.9 million for the nine months ended September 30, 2017. This increase was primarily due to a $37.6 million decrease in acquisition transaction cost payments, mainly related to expenses paid in the 2016 period to acquire Constant Contact, a decrease in severance and other restructuring costs of $8.5 million due to the substantial completion of the Constant Contact restructuring plan during 2016, and increased operating cash flow from the inclusion of Constant Contact for a full nine months in the 2017 period. These increases in cash flow were partially offset by higher payments of interest expense of $27.1 million, primarily due to increased debt incurred to acquire Constant Contact.
Investing Activities
Cash flows used in investing activities consist primarily of purchase of property and equipment, acquisition consideration payments, and changes in restricted cash balances.
During the nine months ended September 30, 2017, net cash used in investing activities was $33.1 million. We used $32.1 million of cash to purchase property and equipment, net of proceeds from disposals of $0.3 million, and made a net deposit of $0.7 million of restricted cash with a payment processor.
During the nine months ended September 30, 2016, net cash used in investing activities was $925.1 million. We used $899.9 million of cash, net of cash acquired, for the purchase consideration for our acquisition of Constant Contact and our acquisition of a controlling interest in WZ UK and AppMachine. We also used $29.3 million of cash to purchase property and equipment, net of proceeds from disposals, and to make a net withdrawal of $0.7 million of restricted cash with a payment processor. In addition, we paid $5.0 million for a minority interest investment in Fortifico Limited, a company providing a billing, customer support and CRM solution to small and mid-sized businesses, and $0.6 million for a convertible promissory note from a business that provides web and mobile management solutions, with the potential for subsequent purchases of additional convertible notes.
Financing Activities
Cash flow from financing activities consists primarily of the net change in our overall indebtedness, payment of associated financing costs, payment of deferred consideration for our acquisitions and the issuance or repurchase of equity.
During the nine months ended September 30, 2017, cash flows used in financing activities was $81.0 million. We paid $1,733.1 million of principal payment related to our term loans, mainly as part of our 2017 Refinancing from which we received net proceeds from the 2017 first lien term loan of $1,693.0 million. In addition, we redeemed the balance of the non-controlling interest in our WZ UK, Ltd. subsidiary for $25.0 million, made $5.7 million of principal payments related to capital lease obligations, paid an aggregate of $5.4 million in deferred consideration for our final deferred payment for Mojoness, Inc. and for the first deferred payment for AppMachine, and paid $6.3 million of deferred financing costs related to the 2017 Refinancing. These payments were partially offset by $1.5 million of proceeds that we received from the exercise of stock options.

During the nine months ended September 30, 2016, cash flows provided by financing activities was $851.5 million. We received $1.1 billion from the issuance of the incremental first lien term loan and Notes to finance the acquisition of Constant Contact. Our net reduction of our revolving credit facility was $33.5 million, as we paid off our revolving credit facility with the proceeds from the new debt used to acquire Constant Contact. We also received $2.3 million of proceeds from the exercise of stock options. These items were partially offset by a $42.8 million principal payment related to our term loans and an $83.0 million aggregate repayment, including the $67.0 million that was paid with the proceeds from the new debt used to acquire Constant Contact, related to our revolving credit facility. In addition, we paid $52.6 million of financing costs, $4.4 million of principal payments related to capital lease obligations and a $43.1 million payment of deferred consideration.
Free Cash Flow
Free cash flow, or FCF, is a non-GAAP financial measure that we calculate as GAAP cash flow from operations less capital expenditures and capital lease obligations. We believe that FCF provides investors with an indicator of our ability to generate positive cash flows after meeting our obligations with regard to capital expenditures (including capital lease obligations).

The following table reflects the reconciliation of cash flow from operations to free cash flow (“FCF”) (all data in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
Cash flow from operations	$36,189	$46,444	$101,804	$128,866
Less:
Capital expenditures and capital lease obligations (1)	(9,832)	(14,571)	(33,689)	(37,774)
Free cash flow	$26,357	$31,873	$68,115	$91,092

(1) Capital expenditures during the three and nine months ended September 30, 2016 includes $1.5 million and $4.4 million, respectively, of principal payments under a two year capital lease for software. Capital expenditures during the three and nine months ended September 30, 2017 includes $1.8 million and $5.7 million, respectively, of principal payments under a three year capital lease for software. The remaining balance on the capital lease is $4.7 million as of September 30, 2017.
Free cash flow increased by $5.5 million from $26.4 million for the three months ended September 30, 2016 to $31.9 million for the three months ended September 30, 2017. This increase was due primarily to improved profitability of our email marketing segment and reduced payments of interest following our 2017 Refinancing. These increases in cash flow were partially offset by increased capital expenditures and capital lease obligation payments of $4.7 million and changes in working capital, mainly decreases in cash billings, which lead to a decrease in deferred revenue. This decrease in cash billings was mainly the result of our decision to direct marketing investments away from gateway products and other non-strategic brands and towards our key brands, which we believe generate higher lifetime revenue and a better potential return on our marketing investments.
Free cash flow increased by $23.0 million from $68.1 million for the nine months ended September 30, 2016 to $91.1 million for the nine months ended September 30, 2017. This increase was primarily due to a $37.6 million decrease in acquisition transaction cost payments, mainly related to expenses paid in the 2016 period to acquire Constant Contact, a decrease in severance and other restructuring costs of $8.5 million due to the substantial completion of the Constant Contact restructuring plan during 2016, and increased operating cash flow from the inclusion of Constant Contact for a full nine months in the 2017 period. These factors were partially offset by higher payments of interest expense of $27.1 million in the 2017 period due to increased debt incurred to acquire Constant Contact, and $6.5 million of financing fees paid in 2017 as part of the 2017 Refinancing.
Net Operating Loss Carry-Forwards

As of December 31, 2016, we had net operating loss ("NOL") carry-forwards available to offset future U.S. federal taxable income of approximately $142.7 million and future state taxable income of approximately $125.6 million. These NOL carry-forwards expire on various dates through 2036.

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

Utilization of the NOL carry-forwards may be subject to an annual limitation due to the ownership percentage change limitations under Section 382 of the Internal Revenue Code (“Section 382 limitation”). Ownership changes can limit the amount of net operating loss and other tax attributes that a company can use each year to offset future taxable income and taxes payable. In connection with a change in control in 2011, we were subject to Section 382 limitations of $77.1 million against the balance of NOL carry-forwards generated prior to the change in control in 2011. Through December 31, 2014, we accumulated the unused amount of Section 382 limitations in excess of the amount of NOL carry-forwards that were originally subject to limitation. Therefore, these unused NOL carry-forwards are available for future use to offset taxable income. We have completed an analysis of changes in its ownership from 2011, through our IPO, to December 31, 2014. We concluded that there was not a Section 382 ownership change during this period and therefore any NOLs generated through December 31, 2014, are not subject to any new Section 382 limitations on NOL carry-forwards. On November 20, 2014, we completed a follow-on offering of 13,000,000 shares of common stock. The underwriters also exercised their overallotment option to purchase an additional 1,950,000 shares of common stock from the selling stockholders. We performed an analysis of the impact of this offering and determined that no Section 382 change in ownership had occurred.
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
Contractual Obligations and Commitments
There have been no significant changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K filed with the SEC on February 24, 2017, except as it relates to our long-term debt obligations. The following table summarizes these debt-related contractual obligations as of September 30, 2017:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt obligations:
Principal payments on term loan facilities and notes	$2,020,277	$33,945	$67,890	$67,890	$1,850,552
Total principal payments relating to our long-term debt obligations	$2,020,277	$33,945	$67,890	$67,890	$1,850,552

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
Interest Rate Sensitivity
We had cash and cash equivalents of $70.5 million at September 30, 2017, the majority of which was held in operating accounts for working capital purposes and other general corporate purposes which includes payment of principal and interest under our indebtedness. As of September 30, 2017, we had approximately $1,670.3 million outstanding under our 2017 first lien term loan facility, $0.0 million of indebtedness outstanding under our 2013 first lien term loan facility, $0.0 million outstanding under our incremental first lien term loan, $350.0 million outstanding under the Notes and $0.0 million outstanding under a revolving credit facility of $165.0 million.

The 2017 first lien term loan facility automatically bears interest at the bank’s reference rate unless we give notice to opt for LIBOR based interest rate term loans. The interest rate for a LIBOR based interest term loan is 4.00% plus the greater of an adjusted LIBOR and 1.00%, and the interest rate for a reference rate term loan was 3.00% per annum plus the greatest of the prime rate, the federal funds effective rate plus 0.50%, an adjusted LIBOR for a one-month interest period plus 1.00%, or 2.00%.
Loans under the $165.0 million revolving credit facility bear interest at a rate of 4.0% per annum (subject to a leverage-based step-down) plus adjusted LIBOR for a selected interest period.
Loans under the revolving credit facility are also subject to a base rate option, with interest rate spreads of 1.0% per annum less than those applicable to LIBOR-based loans.
We are also required to pay a commitment fee of 0.50% per annum to the lenders based on the average daily unused amount of the revolving commitments.
Based on our aggregate indebtedness outstanding under our new first lien term loan facility of $1,670.3 million as of September 30, 2017, a 100 basis point increase in the adjusted LIBOR above the LIBOR floor would result in a $16.9 million increase in our aggregate interest payments over a 12-month period, and a 100 basis point decrease at the current LIBOR rate would result in a $16.9 million decrease in our interest payments.
We entered into a three-year interest rate cap on December 9, 2015 as part of our risk management strategy. This interest rate cap limits our exposure to interest rate increases on $500.0 million of our first lien term loan. If the LIBOR interest rates for this loan increase more than 66 basis points above the rates at September 30, 2017, our interest rate cap would begin to protect us on interest charges for $500.0 million of outstanding debt.

Inflation Risk
We do not believe that inflation has a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability to do so could harm our business, financial condition and results of operations.

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of September 30, 2017, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation of our disclosure controls and procedures as of September 30, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2017, there has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
From time to time we are involved in legal proceedings or subject to claims arising in the ordinary course of our business. We are not presently involved in any such legal proceeding or subject to any such claim that, in the opinion of our management, would have a material adverse effect on our business, operating results or financial condition. However, the results of such legal proceedings or claims cannot be predicted with certainty, and regardless of the outcome, can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. Neither the ultimate outcome of the matters listed below nor an estimate of any probable losses or any reasonably possible losses (other than the SEC investigations reserve discussed below) can be assessed at this time.
Endurance
We received a subpoena dated December 10, 2015 from the Boston Regional Office of the SEC, requiring the production of certain documents, including, among other things, documents related to our financial reporting, including operating and non-GAAP metrics, refund, sales and marketing practices and transactions with related parties. We are fully cooperating with the SEC’s investigation. We are also in discussions with the Boston Regional Office regarding a potential resolution of its investigation, and have reserved $8.0 million in connection with a potential resolution of both this investigation and the Constant Contact investigation discussed below. We can make no assurances as to whether the investigation will be resolved by agreement and/or the time or resources that will need to be devoted to this investigation or its final outcome, or the impact, if any, of this investigation or any related legal or regulatory proceedings on our business, financial condition, results of operations and cash flows.
On May 4, 2015, Christopher Machado, a purported holder of our common stock, filed a civil action in the United States District Court for the District of Massachusetts against us and our former chief executive officer and our former chief financial officer, captioned Machado v. Endurance International Group Holdings, Inc., et al., Civil Action No. 1:15-cv-11775-GAO. The plaintiff filed an amended complaint on December 8, 2015, and a second amended complaint on March 18, 2016. We moved to dismiss the second amended complaint, but before the court ruled on our motion, with our assent, the plaintiff filed a third amended complaint on June 30, 2017. In the third amended complaint, plaintiffs Christopher Machado and Michael Rubin allege claims for violations of Section 10(b) and 20(a) of the Exchange Act, and Sections 11, 12(a)(2), and 15 of the Securities Act, on behalf of a purported class of purchasers of our securities between October 25, 2013 and December 16, 2015, including persons or entities who purchased or acquired our shares pursuant or traceable to the registration statement and prospectus issued in connection with our October 25, 2013 initial public offering. The plaintiffs challenge as false or misleading certain of our disclosures about the total number of subscribers, average revenue per subscriber, the number of customers paying over $500 per year for our products and services, and the average number of products sold per subscriber. The plaintiffs seek, on behalf of themselves and the purported class, compensatory damages, rescissory damages as to class members who purchased shares pursuant to the offering and the plaintiffs' costs and expenses of litigation. We moved to dismiss the third amended complaint on August 29, 2017. The plaintiffs' memorandum in opposition to our motion to dismiss was filed on October 30, 2017, and our reply memorandum is due on December 14, 2017. We and the individual defendants intend to deny any liability or wrongdoing and to vigorously defend all claims asserted. We cannot, however, make any assurances as to the outcome of the proceeding.
Constant Contact
On December 10, 2015, Constant Contact received a subpoena from the Boston Regional Office of the SEC, requiring the production of documents pertaining to Constant Contact’s sales, marketing, and customer retention practices, as well as periodic public disclosure of financial and operating metrics. We are fully cooperating with the SEC’s investigation. As discussed above, we are in discussions with the Boston Regional Office regarding a potential resolution of its investigation, and have reserved $8 million in connection with a potential resolution of both this investigation and the Endurance investigation discussed above. We can make no assurances as to whether the investigation will be resolved by agreement and/or the time or resources that will need to be devoted to this investigation or its final outcome, or the impact, if any, of this investigation or any related legal or regulatory proceedings on our business, financial condition, results of operations and cash flows.
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
In August 2012, RPost Holdings, Inc., RPost Communications Limited and RMail Limited, or collectively, RPost, filed a complaint in the United States District Court for the Eastern District of Texas that named Constant Contact as a defendant in a lawsuit. The complaint alleged that certain elements of Constant Contact’s email marketing technology infringe five patents held by RPost. RPost seeks an award for damages in an unspecified amount and injunctive relief. In February 2013, RPost amended its complaint to name five of Constant Contact’s marketing partners as defendants. Under Constant Contact’s contractual agreements with these marketing partners, it is obligated to indemnify them for claims related to patent infringement. Constant Contact filed a motion to sever and stay the claims against its partners and multiple motions to dismiss the claims against it. In January 2014, the case was stayed pending the resolution of certain state court and bankruptcy actions involving RPost, to which Constant Contact is not a party. The case continues to be stayed pending the state court and bankruptcy actions. Meanwhile, RPost asserted the same patents asserted against Constant Contact in litigation against Go Daddy. In June 2016, Go Daddy succeeded in invalidating all of those RPost patents. On July 7, 2016, RPost appealed the District Court order to the United States Court of Appeal for the Federal Circuit. On November 14, 2016, Endurance filed an amicus brief in the Federal Circuit in support of GoDaddy’s position. The case was argued on May 3, 2017, and the Federal Circuit issued an order without opinion affirming the district court’s decision that the RPost patents are invalid. On June 5, 2017, RPost filed a Combined Petition for Panel Rehearing and Rehearing En Banc. On July 6, 2017, the Federal Circuit invited GoDaddy to respond to RPost’s Petition, and on August 8, 2017, the Federal Circuit denied RPost's petition for panel rehearing and rehearing en banc. RPost has until November 9, 2017 to file a writ of certiorari with the Supreme Court. If RPost does not file a writ of certiorari or the Supreme Court does not take this case, all claims asserted by RPost against Constant Contact in December 2012 will remain invalid except for one claim from one patent. Constant Contact has notified RPost that it believes the remaining claim is invalid in light of the other litigation that RPost lost. RPost has refused to dismiss its case against Constant Contact until it has exhausted all of its appeals.
Legal Proceedings Related to the Constant Contact Acquisition
On December 11, 2015, a putative class action lawsuit relating to the Constant Contact acquisition, captioned Irfan Chawdry, Individually and On Behalf of All Others Similarly Situated v. Gail Goodman, et al. Case No. 11797, and on December 21, 2015, a putative class action lawsuit relating to the acquisition captioned David V. Myers, Individually and On Behalf of All Others Similarly Situated v. Gail Goodman, et al. Case No. 11828 (together, the “Complaints”) were filed in the Court of Chancery of the State of Delaware, naming Constant Contact, each of Constant Contact’s directors, Endurance and Paintbrush Acquisition Corporation as defendants. The Complaints generally alleged, among other things, that in connection with the acquisition the directors of Constant Contact breached their fiduciary duties owed to the stockholders of Constant Contact by agreeing to sell Constant Contact for purportedly inadequate consideration, engaging in a flawed sales process, omitting material information necessary for stockholders to make an informed vote, and agreeing to a number of purportedly preclusive deal protection devices. The Complaints sought, among other things, to rescind the acquisition, as well as an award of plaintiffs’ attorneys’ fees and costs in the action. The Complaints were consolidated on January 12, 2016. On December 5, 2016, plaintiff Myers filed a consolidated amended complaint (the “Amended Complaint”), which named as defendants the former Constant Contact directors and Morgan Stanley & Co. LLC (“Morgan Stanley”), Constant Contact’s financial advisor for the acquisition. The Amended Complaint generally alleged breach of fiduciary duty by the former directors, and aiding and abetting the alleged breach by Morgan Stanley. The Constant Contact defendants filed a motion to dismiss the Amended Complaint on December 15, 2016 and an opening brief in support of the motion to dismiss on March 17, 2017. Plaintiff Myers filed an opposition brief to the motion to dismiss on May 17, 2017, and the Constant Contact defendants’ reply brief was filed on June 19, 2017. Oral argument took place on October 16, 2017 and the court gave the plaintiff 30 days to consider whether to withdraw the case or move forward and receive a decision on the motion to dismiss. On November 2, 2017, the court entered a Stipulation and Order dismissing the case.
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
Our quarterly and annual operating results may be adversely affected due to a variety of factors that could affect our revenue or our expenses in any particular period. You should not rely on quarter-to-quarter comparisons of our operating results as an indication of future performance. Factors that may adversely affect our quarterly and annual operating results may include:

•
our ability to successfully carry out our strategic and operational initiatives within our planned timeframes and budget constraints, including initiatives to improve customer satisfaction and retention by upgrading our products and improving our customer support;

•	our ability to cost-effectively attract, retain, and increase sales to subscribers, particularly subscribers with high long-term revenue potential;

•	competition in the market for our products and services, as well as competition for referral and advertising sources;

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

•	challenges with our recent senior management transitions, loss of key employees or difficulties recruiting new employees;

•
rapid technological change, changing consumer preferences, frequent new product and service introductions, and evolving industry standards, including with respect to how our products and services are marketed to consumers, in how consumers find, purchase and use our products and services and in technology intended to block email marketing;

•
the amount and timing of capital expenditures, such as investments in our hardware and software systems, as well as extraordinary expenses, such as litigation, regulatory or other dispute-related settlement payments;

•	shortcomings or errors in, or misinterpretations of, our metrics, forecasts and data, including those that cause us to fail to anticipate or identify trends in our market;

•	network security breaches or sabotage resulting in the unauthorized use or disclosure of, or access to, personally identifiable information or other confidential information;

•	difficulties and costs arising from our international operations;

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
In 2015, our total subscriber base increased; in 2016, excluding the effect of acquisitions and adjustments, our total subscriber base was essentially flat. Our total subscriber base decreased during the first nine months of 2017 and we expect that it will continue to decrease for the foreseeable future. The factors contributing to the decrease in our subscriber base are are discussed in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If we are not successful in addressing these factors, including by improving subscriber satisfaction and retention, we may not be able to return to or maintain positive subscriber growth in the future, which could have a material adverse effect on our business and financial results.
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
We have made significant investments to support our strategic and operational initiatives and we may be required to incur additional engineering and development, marketing and other expenses to develop new solutions or enhancements, which may not succeed. For example, during 2016 we made substantial investments in new gateway product offerings, product marketing and other marketing efforts. The cost of attracting subscribers to our new gateway product offerings was higher than we expected, and the subscribers we attracted had higher churn rates than subscribers of our more established products. In response to these results, we significantly reduced our marketing investments on these gateway products during the remainder of 2016, and have since stopped marketing most of these products. In the future, we may invest in other initiatives that do not produce the anticipated results. Even if such investments are ultimately successful, we must recognize the costs of the investments earlier than we may be able to recognize the anticipated benefits, which may adversely affect our financial results.
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
We have faced and expect to continue to face competition in our web presence segment, both domestically and internationally, from competitors in the domain, hosting and website builder markets such as GoDaddy, Wix, Squarespace, Weebly,Web.com and United Internet, as well as from large companies like Amazon, which offers cloud web hosting through Amazon Web Services; Google, which now offers a website building tool; and Facebook, which offers Facebook Pages for businesses and an Internet marketing platform. For our email marketing segment, we expect continued competition from MailChimp and other SMB-focused lower-cost email marketing vendors, as well as additional competition from larger companies such as Microsoft.
We believe that our business has been, and may continue to be, affected by changes in the behavior of consumers when searching for web presence and marketing solutions. In particular, consumers have increasingly been searching for these solutions using brand related search terms as opposed to unbranded search terms, such as hosting, website builders or email marketing. We believe this trend assists competitors who have invested more heavily in, and used a broader array of marketing channels in, building consumer awareness of their brand than we have. In addition, searches for specific products such as “cloud hosting,” “social media marketing,” and “ecommerce,” are growing, which we believe assists competitors who market more heavily in these and other specific product areas.
There are also relatively few barriers to entry in this market, especially for providers of niche services, which often have low capital and operating expenses and the ability to quickly bring products to market that meet specific subscriber needs. Accordingly, as this market continues to develop, we expect the number of competitors to increase. The continued entry of competitors into the markets for cloud-based technologies and online marketing tools, and the rapid growth of some competitors that have already entered these markets, have made and may continue to make it difficult for us to maintain our market position.
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
Growth, complexity due to multiple acquisitions, and organizational change has placed, and will continue to place, a significant strain on our managerial, engineering, platform, network operations and security, sales and support, marketing, legal, compliance, finance and other resources. In particular, these factors have placed, and will continue to place, a significant strain on our ability to maintain effective internal financial and accounting controls and procedures, assess and implement compliance with applicable law and regulations, and efficiently roll out new products and product upgrades. Due to our history of acquisitions, we offer our products and services through numerous brands that operate from different control panels, billing systems and other systems. As a result, compliance assessments, compliance-related changes, and roll-outs of new products and product upgrades generally need to be implemented more than once. This level of complexity has sometimes resulted and may continue to result in additional compliance costs and risks and inefficiencies and delays in product roll-outs. In particular, as a result of our acquisitions, we have acquired multiple billing systems, many of which remain separate systems. Differences across billing systems make it challenging to accurately and consistently determine certain enterprise-wide operational metrics, such as total subscribers. Any delays, inconsistencies in data reporting, or other challenges associated with having multiple separate billing systems or with attempts to integrate those billing systems could lead to inaccurate disclosure, which could prevent us from producing accurate financial statements on a timely basis and harm our operating results, our ability to operate our business and our investors’ view of us.
Any delays or other challenges associated with having multiple separate billing systems or with attempts to integrate those billing systems could lead to inaccurate disclosure, which could prevent us from producing accurate financial statements on a timely basis and harm our operating results, our ability to operate our business and our investors’ view of us.
In addition, we have identified in the past, and may in the future identify, errors in our systems, including our business intelligence system, which we use to generate certain operational and performance metrics. Our operational and performance metrics, which we voluntarily disclose, historically have not been subject to the same level of reporting controls as our financial statements and other financial information that we are required to disclose. We are working to improve our controls for these operational and performance metrics, but further errors with respect to these metrics could still occur. Errors of this type could result in inaccurate disclosures, negatively impact our business decisions and harm investors’ view of us.
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
The future success of our email marketing product depends on the continued and widespread adoption of email as a primary means of communication. Security problems such as “viruses,” “worms,” and other malicious programs, reliability issues arising from outages and damage to the Internet infrastructure, or publicity about leaked emails of high-profile users could create the perception that email is not a safe and reliable means of communication. Use of email by businesses and consumers also depends on the ability of email providers to prevent unsolicited bulk email, or “spam,” from overwhelming consumers’ inboxes. If security problems become widespread or frequent or if email providers cannot effectively control spam, the use of email as a means of communication may decline as consumers find alternative ways to communicate. We could also be harmed if, in an attempt to limit unsolicited email, email providers restrict or limit emails sent by our customers using our email marketing product, including by categorizing these emails as "promotional" and directing these emails to an alternate or "tabbed" section of the recipient's inbox. In addition, if alternative communications tools, such as social media, text messaging or services like WeChat, gain widespread acceptance, the need for email may decrease. Any of these events could materially increase our expenses or reduce demand for our email marketing product and harm our business.
The international nature of our business exposes us to business risks that could limit the effectiveness of our growth strategy and cause our operating results to suffer.
We currently maintain offices and conduct operations primarily in the United States, Brazil, India and the Netherlands and have third-party support arrangements in India, China and the Philippines. In addition, we have localized versions of our Bluehost and HostGator sites targeted to customers in several countries, including Brazil, Russia, India, China, Turkey and Mexico. We have incurred significant expenses and allocated significant resources, including finance, operational, legal and compliance resources, related to the establishment and expansion of our international operations. In 2017, we have increased our investment in our international business in order to take advantage of potentially higher growth rates in certain emerging markets and to better respond to an increasingly competitive environment in these markets.
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

•	difficulties in attracting new subscribers, especially in developing countries and regions and those where the Internet infrastructure is still in its early stages;

•	greater difficulty in enforcing contracts, including our terms of service and other agreements;

•	management, communication, compliance and integration problems resulting from cultural or language differences and geographic dispersion;

•	sufficiency of qualified labor pools and greater influence of organized labor in various international markets;

•	competition from companies with international operations, including large international competitors and entrenched local companies;

•	changes in global currency systems or fluctuations in exchange rates that may increase the volatility of or adversely affect our foreign-based revenue;

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
We have experienced system, software, Internet, data center and customer support center failures and have not yet implemented a complete disaster recovery plan, and any interruptions, delays or failures in our services could harm our reputation, cause our subscribers to seek reimbursement for services paid for and not received, to stop referring new subscribers to us, or to seek to replace us as a provider of their cloud-based and online marketing solutions.
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

•	physical or electronic security breaches (see also “-Security and privacy incidents or fraud may harm our business”);

•	computer viruses;

•	fire, hurricane, flood, earthquake, tornado and other natural disasters;

•	water damage;

•	terrorism;

•	intentional bad acts, such as sabotage and vandalism;

•	pandemics; and

•	failure by us or our vendors to provide adequate service to our equipment.
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
Our systems supporting our web presence segment are not fully redundant, and we have not yet implemented a complete disaster recovery plan or a business continuity plan. Although the redundancies we do have in place will permit us to respond, at least to some degree, to failures of applications and systems, our data centers are vulnerable in the event of failure. Most of our web presence subscribers are hosted across five U.S.-based data centers, one of which is owned by us and the rest of which are co-located. Our owned data center hosts a significant portion of our subscribers. Accordingly, any failure or downtime in these data center facilities would affect a significant percentage of our subscribers. While we have a disaster recovery system that covers most of our email marketing subscribers, this system may not be able to recover all data and services in the event of a significant outage. We do not yet have adequate structures or systems in place to recover from a data center’s severe impairment or total destruction, and recovery from the total destruction or severe impairment of any of our major data centers would be extremely difficult and may not be possible at all. Closing any of these data centers without adequate notice could result in lengthy, if not permanent, interruptions in the availability of our solutions and loss of vast amounts of subscriber data.
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
Our customer support centers are also vulnerable in the event of failure caused by total destruction or severe impairment. When calling our customer support services, most of our subscribers reach our customer support teams located in one of our six U.S.-based call centers. Our teams in each call center are trained to provide brand-specific support services for a discrete subset of our brands, which, along with staffing constraints in general, limits our ability to re-route calls from one call center to another call center. Accordingly, if any one of these call centers were to become non-operational due to severe impairment or total destruction, our ability to re-route calls to operational call centers or to provide customer support services to any subscribers of the brand or brands that the non-operational call center had formerly managed may be limited.
A significant portion of our email and chat-based customer support is provided by an India-based support team, which is employed by a third-party service provider. Our ability to re-route email and chat-based customer support to our own support centers is limited due to staffing constraints and differences in ticketing and chat software systems between our brands. Accordingly, a disruption at our third-party India customer support center could adversely affect our business.
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
In 2017, we are focusing on improving our product, customer support and user experience in order to improve our levels of customer satisfaction and retention. If this initiative is not successful, and if we are unable to provide subscribers with quality service, this may result in subscriber dissatisfaction, billing disputes and litigation, higher subscriber churn, lower than expected renewal rates and impairments to our efforts to sell additional products and services to our subscribers, and we could face damage to our reputation, claims of loss, negative publicity or social media attention, decreased overall demand for our solutions and loss of revenue, any of which could have a negative effect on our business, financial condition and operating results.
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
We market our solutions through various brands, including Bluehost, HostGator, iPage, Domain.com, Mojo Marketplace, BigRock, ResellerClub, Constant Contact and SinglePlatform, among others.
We believe that establishing and maintaining our brands is critical to our efforts to expand our subscriber base. If we do not build awareness of our key brands, we could be at a competitive disadvantage to companies whose brands are, or become, more recognizable than ours. For instance, we believe that our business has been, and may continue to be, affected by the increasing tendency of consumers to search for web presence and marketing solutions using brand related search terms as opposed to unbranded search terms such as hosting, website builders or email marketing. We believe this trend has assisted competitors who have invested more heavily in, and used a broader array of marketing channels in, building consumer awareness of their brand than we have. To attract and retain subscribers and to promote and maintain our brands in response to competitive pressures, we may have to substantially increase our financial commitment to creating and maintaining distinct brand loyalty among subscribers. We are focusing a portion of our 2017 marketing expenditures on increasing brand awareness for certain of our key brands, including through radio advertising, podcasts, and television advertising; however, these efforts may not be successful in counteracting the advantage held by competitors who have invested more heavily in their brands in the past, or who are willing or able to devote more resources than we can to brand awareness going forward.
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
We collect, handle, store and transmit large amounts of sensitive, confidential, personal and proprietary information, including payment card information. Any physical or electronic security breach, virus, accident, human error by our own personnel or those of our partners, criminal activity or malfeasance (including by our own personnel), fraudulent service plan or product order, impersonation scam perpetrated against us, security events impacting our third party service providers, intentional misconduct by cyber criminals or similar intrusion, breach or disruption could result in unauthorized access to, usage or disclosure of, or loss of, confidential information, damage to our platforms, and interruptions, delays or cessation of service to our subscribers, each of which may cause damage to our reputation and result in increased security costs, litigation, regulatory investigations or other liabilities. We have experienced security events such as these in the past and expect they will continue in the future. To date, none of these events have had a material effect on us, but we may experience larger and more serious incidents in the future. The risk that these types of events could seriously harm our business is likely to increase as we expand the number of technology solutions and services that we offer, including in foreign countries. In addition, we have acquired many other companies and businesses in the past and may continue to do so from time to time in the future, which may increase our risk of security or privacy breaches, including if we encounter challenges in the subscriber migration or integration process, or if we do not successfully identify security and privacy vulnerabilities through the due diligence we conduct on acquisition targets.
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
Our employees, including our employee and contract support agents are often targeted by, and may be vulnerable to, e-mail scams, phishing, social media or similar attacks, as well as social engineering tactics used to perpetrate fraud. We have experienced and may in the future experience security attacks that cause our support agents to divulge confidential information about us or our subscribers, or to introduce viruses, worms or other malicious software programs onto their computers, allowing the perpetrators to, among other things, gain access to our systems or our subscribers’ accounts. Our subscribers have in the past, and may in the future, use weak passwords, accidentally disclose their passwords or store them on a mobile device that is lost or stolen, or otherwise compromise the security of their data, creating the perception that our systems are not secure against third-party access when their accounts are compromised and used maliciously by third parties. In addition, if third parties with which we work, such as vendors, partners or developers, violate applicable laws or our policies or disclose our confidential information due to human error or technical issues, such violations or incidents may also put our information and our subscribers’ information at risk and could in turn have an adverse effect on our business and reputation.
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

We could also incur significant fines or lose our ability to process payments using credit cards if we fail to follow payment card industry data security standards, or PCI DSS, even if there is no compromise of subscriber information. During the course of compliance reviews during 2016, we discovered control gaps in our current adherence to the PCI DSS 3.2 standard. We are engaged with the appropriate financial partners, and are currently working on agreed-upon remediation plans to achieve compliance in timeframes acceptable to them. If we are unable to complete the remediation process within the timeframes we have agreed upon with these parties, we may incur financial penalties, our payment networks may increase the processing fees they charge to us, or we may lose our ability to process credit cards, any of which could have a material adverse effect on our financial results. In addition, we may have difficulty negotiating competitive rates with payment networks for as long as the control gaps remain.
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

We have recently undergone a period of significant management transition, which could be disruptive to our business.

Since March 2017, we have undergone a number of senior management transitions, including the following senior executive transitions:

•
On April 17, 2017, we announced that our board of directors and our former chief executive officer Hari Ravichandran adopted a CEO transition plan whereby Mr. Ravichandran would remain CEO for a transition period while we conducted a search to identify his successor.

•	On August 22, 2017, Jeffrey H. Fox joined us as our new President and CEO, and Mr. Ravichandran concurrently resigned as CEO and as a Board member at that time.

•	On March 1, 2017, Ronald LaSalvia resigned as our president and chief operating officer.

•	On June 21, 2017, we and Katherine Andreasen mutually agreed that effective September 1, 2017, Ms. Andreasen would no longer serve as our chief administrative officer and chief people officer.

•	On July 16, 2017, Kenneth Surdan resigned from his position as our chief product officer.

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

These changes also increase our dependency on the members of the senior executive team who are remaining with us. These individuals are not contractually obligated to remain employed by us and may leave at any time. Such a departure could be particularly disruptive in light of other recent management transitions. In addition, the loss of any of these individuals could significantly delay, prevent the achievement of or make it more difficult for us to pursue and execute on our business objectives, and could have an adverse effect on our business, financial condition and operating results.

We also have incurred and expect to continue to incur costs related to these management changes, including severance payments to departing executives, and recruitment costs, including sign-on bonuses, equity awards and potential relocation payments, related to the hiring of new executives.

Our growth will be adversely affected if we cannot continue to successfully retain, hire, train and manage our key employees, particularly engineering, development and other technical employees, who are often in high demand.
Our ability to successfully pursue our growth strategy will depend on our ability to attract, retain and motivate key employees across our business. In particular, we are dependent on our platform and software engineers. Our engineering, development and technology teams have undergone several management transitions and a significant amount of organizational change in recent years. For example, during the first nine months of 2017, our chief product officer and several other senior engineering employees left the company. These senior level transitions, combined with high demand from other technology companies for skilled engineering and technical employees, is likely to make it challenging to retain key employees or hire replacements if they leave. Difficulties retaining, hiring or motivating these employees may jeopardize our engineering and development initiatives and could impact our ability to effectively maintain and upgrade our platforms and remain competitive.
We also depend upon employees who manage our sales and service employees, and, as we grow internationally, those employees managing our operations outside of the United States. We face intense competition for employees from numerous technology, software and manufacturing companies, and we cannot ensure that we will be able to attract, integrate or retain additional qualified employees in the future or at compensation levels consistent with our existing compensation and salary structure. In particular, candidates making employment decisions, particularly in high-technology industries, often consider the value of any equity they may receive in connection with their employment. As a result, any significant volatility in the market price of our common stock or concerns by potential employees about the performance of our stock or the prospects of our company may adversely affect our ability to attract or retain highly skilled engineers and marketing personnel. In addition, the recent transitions in our senior management team could create an impression of instability and make it more difficult and expensive for us to attract and hire qualified employees, and competitors may take advantage of this instability by soliciting our employees.
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
Our operations in India, use of an India-based service provider and India-based workforce may expose us to risks that could have an adverse effect on our costs of operations and harm our business.
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

•
reliance on third parties for transition services prior to subscriber migration or difficulties in supporting and migrating acquired subscribers, if any, to our platforms, causing potential loss of such subscribers, unanticipated costs, disputes with the parties providing the transition services and damage to our reputation;

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

A key purpose of many of our smaller acquisitions, typically acquisitions of small hosting companies, has historically been to achieve subscriber growth, cost synergies and economies of scale by migrating customers of these companies to our platforms. However, for several of our most recent acquisitions of this type, migrations to our platforms have taken longer and been more disruptive to subscribers than we anticipated, and one of these migrations has not yet been started. If we are unable to improve upon our recent migration efforts and continue to experience unanticipated delays and subscriber disruption from migrations, we may not be able to achieve the expected benefits from these types of acquisitions, if we choose to pursue them in the future.

During 2016, we recorded several impairment charges resulting in losses totaling $7.1 million related to our Webzai and AppMachine acquisitions, due to changing product development priorities and our revised expectations about the future expected cash flows from certain technology and capitalized software associated with these acquisitions. In addition, in the fourth quarter of 2016, we recorded an impairment charge resulting in a loss of $4.7 million related to our investment in Fortifico Limited, a company providing a billing, customer relationship management, and affiliate management solution. In the third quarter of 2017, we recorded a charge of $13.8 million in connection with certain domain name intangible assets that we acquired in 2014. It is possible that we will incur additional impairment charges in the future related to our minority investments, joint ventures or acquisitions.
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
We have made and expect to continue to make significant expenditures to maintain, develop and expand our business. Our revenue and subscriber growth may be insufficient to achieve or maintain profitability. As further discussed in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations”, our total subscriber base decreased during the twelve months ended September 30, 2017, and revenue in our web presence segment declined slightly year over year. If we are not successful in addressing the factors that have contributed to these developments, we may not be able to either increase subscriber and revenue growth or maintain current subscriber and revenue levels, which could result in a material adverse effect on our business and financial results. We may incur significant losses in the future for these or a number of other reasons, including interest expense related to our substantial indebtedness, and the other risks described in this report, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events.
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
We rely on third-party referral partners and other marketing partners to acquire subscribers. If these partners fail to promote our brands or to refer new subscribers to us, begin promoting competing brands in addition to or instead of ours, fail to comply with regulations, are forced to change their marketing practices in response to new or existing regulations or cease to be viewed as credible sources of information by our potential subscribers, we may face decreased demand for our solutions, higher than expected subscriber acquisition costs, and loss of revenue. For instance, we believe that subscriber growth and subscriber acquisition costs at one of our hosting brands was negatively affected during 2016 because an important referral source began featuring several other web hosting options on their website, rather than just our brand. It is possible that in the future, this referral source will continue to add additional web hosting options or even remove us as an option, which could have a negative impact on us. Some of our third-party partners purchase our solutions and resell them to their customer bases. These partners have the direct contractual relationships with our ultimate subscribers and, therefore, we risk the loss of both our third-party partners and their customers if our services fail to meet expectations or if our partners fail to perform their obligations or deliver the level of service to the ultimate subscriber that we expect.
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
If we are able to renew the agreements on our existing co-located data center facilities, the lease rates may be higher than those we pay under our existing agreements. In addition, the complexities and risks of data center migrations, even when we have adequate time to plan for them, can sometimes make it impractical to leave our current data center facilities, even when we may be able to obtain economic or other terms with a new data center provider that would be better for us over the long term. If we fail to increase our revenue by amounts sufficient to offset any increases in lease rates for our existing data center facilities, or cannot take advantage of potentially better terms with new data center providers because of migration challenges, our operating results may be materially and adversely affected.
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
The U.S. Federal Trade Commission, or FTC, and various state and local governments and agencies regularly use their authority under laws prohibiting unfair or deceptive marketing and trade practices to investigate and penalize companies for practices related to the collection, use, handling, disclosure, and security of personal data of U.S. consumers. In addition, in connection with the marketing, telemarketing or advertisement of our products and services by us or our affiliates or referral partners, we could be the target of claims relating to false, misleading or deceptive advertising or marketing practices, including under the auspices of the FTC and state consumer protection statutes.
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
We have devoted substantial resources to the development of our intellectual property, proprietary technologies and related processes. In order to protect our intellectual property, proprietary technologies and processes, we rely upon a combination of trademark, patent and trade secret law, as well as confidentiality procedures and contractual restrictions. These afford only limited protection, may not prevent disclosure of confidential information, may not provide an adequate remedy in the event of misappropriation or unauthorized disclosure, and may not now or in the future provide us with a competitive advantage. Despite our efforts to protect our intellectual property rights, unauthorized parties, including employees, subscribers and third parties, have made, and in the future may make, unauthorized or infringing use of our products, services, software and other functionality, in whole or in part, or obtain and use information that we consider proprietary.
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
The global nature of our business requires us (including our employees and business partners or agents acting on our behalf) to comply with laws and regulations that prohibit bribery and corruption anywhere in the world. The FCPA, the U.K. Bribery Act 2010, or the Bribery Act, and similar anti-bribery laws in India, Brazil or other jurisdictions where we do business generally prohibit companies and their intermediaries from making improper payments to government officials and other persons for the purpose of obtaining or retaining business or an improper business advantage. In addition, the FCPA requires public companies to maintain records that accurately and fairly represent their transactions and have an adequate system of internal accounting controls. We currently operate in areas of the world that have a reputation for heightened risks of corruption and, in certain circumstances, compliance with anti-bribery laws may conflict with local customs and practices. In addition, changes in laws could result in increased regulatory requirements and compliance costs which could adversely affect our business, financial condition and results of operations. We cannot assure that our employees, business partners or other agents will not engage in prohibited conduct and expose us to the risk of liability under the FCPA, the Bribery Act, or other anti-bribery laws. If we are found to be in violation of the FCPA, the Bribery Act or other anti-bribery laws, we could suffer criminal and civil penalties, other sanctions, and reputational damage, which could have a material adverse effect on our business.
Impairment of goodwill and other intangible assets would result in a decrease in earnings.
Current accounting rules provide that goodwill and other intangible assets with indefinite useful lives may not be amortized, but instead must be tested for impairment at least annually. These rules also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Additionally, the reorganization or change in the number of reporting units could result in the reassignment of goodwill between reporting units and may trigger an impairment assessment. We have substantial goodwill and other intangible assets, and we would be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or intangible assets is determined. Any impairment charges or changes to the estimated amortization periods could have a material adverse effect on our financial results. During 2016 and the first nine months of 2017, we recorded impairment charges related to in-process research and development, developed technology assets, internally developed software, our minority investment in Fortifico Limited, and domain name intangible assets, and it is possible we will record additional impairment charges in the future.
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
We now have, and expect to continue to have, significant indebtedness that could result in a material and adverse effect on our business. As of September 30, 2017, we had approximately $2.0 billion of aggregate indebtedness, net of original issue discounts of $26.9 million and deferred financing costs of $39.2 million. Under our new first lien term loan facility entered into on June 14, 2017, which refinanced our prior first lien term loan facilities, we are required to repay approximately $8.5 million of principal at the end of each quarter and are required to pay accrued interest upon the maturity of each interest accrual period. We estimate that our interest payments on our new first lien term loan facility will be approximately $22.4 million for the fourth quarter of 2017. The interest accrual periods under our new first lien term loan facility and our revolving credit facility (which we refer to collectively as our "Senior Credit Facilities") are typically three months in duration, except for LIBOR-based revolver loans, which are generally one or three months in duration. The actual amounts of our debt servicing payments vary based on the amounts of indebtedness outstanding, whether we borrow on a LIBOR or base rate basis, the applicable interest accrual periods and the applicable interest rates, which vary based on prescribed formulas. We are also required to pay accrued interest on the Notes on a semi-annual basis. We paid approximately $38.1 million of interest on the Notes during the first nine months of 2017, and we do not expect to make any additional interest payments on the Notes for 2017.
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

A substantial portion of our issued and outstanding common stock can be traded without restriction at any time, and the remaining shares of our issued and outstanding common stock can be sold subject to volume limitations and other requirements applicable to affiliate sales under the federal securities laws. As such, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. In addition, we have registered 38,000,000 shares of common stock that have been issued or reserved for future issuance under our Amended and Restated 2013 Stock Incentive Plan and 14,346,830 shares of common stock that have been issued or reserved for future issuance under our Constant Contact, Inc. Second Amended and Restated 2011 Stock Incentive Plan. Of these shares, as of September 30, 2017, a total of 26,429,431 shares of our common stock are subject to outstanding options, restricted stock units and restricted stock awards, of which 12,835,437 shares are exercisable or have vested. The exercise of these options or the vesting of restricted stock units and shares of restricted stock and the subsequent sale of the common stock underlying such options or upon the vesting of such restricted stock units and restricted stock awards could cause a decline in our stock price. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. We cannot predict the size of future issuances or the effect, if any, that any future issuances may have on the market price for our common stock.
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
As of September 30, 2017, our directors, executive officers and their affiliates beneficially own, in the aggregate, 50.0% of our issued and outstanding common stock. Specifically, investment funds and entities affiliated with Warburg Pincus own, in the aggregate, 36.7% of our issued and outstanding common stock, and investment funds and entities affiliated with Goldman Sachs own, in the aggregate, approximately 10.7% of our issued and outstanding common stock. As a result, these stockholders, if they act together, could have significant influence over the outcome of matters submitted to our stockholders for approval. Our stockholders’ agreement contains agreements among the parties with respect to certain matters, including the election of directors, and certain restrictions on our ability to effect specified corporate transactions. If these stockholders were to act together, they could have significant influence over the management and affairs of our company. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock. In particular, the significant ownership interest of investment funds and entities affiliated with Warburg Pincus and Goldman Sachs in our common stock could adversely affect investors’ perceptions of our corporate governance practices.
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

•
limiting the determination of the number of directors on our board of directors and the filling of vacancies or newly created seats on the board to our board of directors then in office; provided that for so long as investment funds and entities affiliated with either Warburg Pincus or Goldman Sachs have the right to designate at least one director for election to our board of directors, any vacancies will be filled in accordance with the designation provisions set forth in our stockholders agreement; and

•
providing that directors may be removed by stockholders only for cause by the affirmative vote of the holders of at least 75% of the votes that all our stockholders would be entitled to cast in an annual election of directors; provided that any director designated by investment funds and entities affiliated with either Warburg Pincus or Goldman Sachs may be removed with or without cause only by Warburg Pincus or Goldman Sachs, respectively.

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
We do not currently anticipate that we will pay any cash dividends to holders of our common stock in the foreseeable future. Instead, we expect to retain any earnings to invest in our business. In addition, our ability to pay cash dividends is currently limited by the terms of our Senior Credit Facilities and the indenture governing the Notes, and any future credit agreement may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, to realize any return on their investment.

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
We understand that SAMIH’s affiliates intend to disclose in their next annual or quarterly report that Santander UK plc, or Santander UK, holds two savings accounts and one current account for two customers resident in the United Kingdom who are currently designated by the United States under the Specially Designated Global Terrorist, or SDGT, sanctions program. Revenues and profits generated by Santander UK on these accounts in the nine month period ended September 30, 2017 were negligible relative to the overall revenues and profits of Banco Santander SA.
We also understand that SAMIH’s affiliates intend to disclose in their next annual or quarterly report that Santander UK holds two frozen current accounts for two UK nationals who are designated by the United States under the SDGT sanctions program. The accounts held by each customer have been frozen since their designation and have remained frozen through the nine month period ended September 30, 2017. The accounts are in arrears (£1,844.73 in debit combined) and are currently being managed by the Santander UK Collections & Recoveries department. No revenues or profits were generated by Santander UK on this account in the nine month period ended September 30, 2017.
ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number
2.1*	Agreement and Plan of Merger, dated October 30, 2015, by and among Constant Contact, Inc., the Registrant, and Paintbrush Acquisition Corporation	8-K	001-36131	November 2, 2015	2.1
3.1	Restated Certificate of Incorporation of the Registrant	S-1/A	333-191061	October 23, 2013	3.3
3.2	Amended and Restated By-Laws of the Registrant	8-K	001-36131	January 30, 2017	3.1
4.1	Specimen certificate evidencing shares of common stock of the Registrant	S-1/A	333-191061	October 8, 2013	4.1
4.2	Second Amended and Restated Registration Rights Agreement, dated as of October 24, 2013, by and among the Registrant and the other parties thereto	10-Q	001-36131	November 7, 2014	4.2
4.3	Stockholders Agreement, dated as of October 24, 2013, by and among the Registrant and certain holders of the Registrant’s common stock	10-Q	001-36131	November 7, 2014	4.3
4.4	Indenture (including form of Note), dated as of February 9, 2016, among EIG Investors Corp., the Registrant, the Endurance Guarantors party thereto and Wilmington Trust, National Association, as trustee	8-K	001-36131	February 10, 2016	4.1
4.5	Exchange and Registration Rights Agreement, dated as of February 9, 2016, among EIG Investors Corp., the Registrant, the Endurance Guarantors party thereto, Goldman, Sachs & Co., Credit Suisse Securities (USA) LLC and Jefferies LLC	10-Q	001-36131	May 9, 2016	4.6
10.1#	Employment Agreement, dated as of August 11, 2017, by and between Endurance International Group Holdings, Inc. and Jeffrey H. Fox	8-K	001-36131	August 14, 2017	10.1
10.2#	Indemnification Agreement, dated as of August 22, 2017, by and between Endurance International Group Holdings, Inc. and Jeffrey H. Fox					X

10.3#	Restricted Stock Unit Agreement between Endurance International Group Holdings, Inc. and Jeffrey H. Fox, dated August 22, 2017	X
10.4#	Stock Option Agreement between Endurance International Group Holdings, Inc. and Jeffrey H. Fox, dated August 22, 2017	X
10.5#	Separation and Release Agreement, dated as of July 16, 2017, by and between The Endurance International Group, Inc. and Kenneth Surdan	X
10.6	Third Amendment to Datacenter Lease dated as of August 7, 2017 between Digital 55 Middlesex, LLC and Constant Contact, Inc.	X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

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

ENDURANCE INTERNATIONAL GROUP HOLDINGS, INC.

Date: November 3, 2017	By:	/s/ Marc Montagner
Marc Montagner
Chief Financial Officer (Principal Financial Officer)