Form 10-K
period 2017-12-31
Endurance International Group Holdings, Inc.
filed 2018-02-22
CIK 1237746

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
 (Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock as reported on the NASDAQ Global Select Market on June 30, 2017, was $515,396,394.
As of February 20, 2018 there were 141,618,231 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2018 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2017, are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements, other than statements of historical fact, contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The words “anticipate,” “may,” “believe,” “predict,” “potential,” “continue,” “could,” “should,” “contemplate,” “can,” “estimate,” “intend,” “likely,” “would,” “project,” “seek,” “target,” “might,” “plan,” “strategy,” “expect,” and similar expressions or variations are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. This Annual Report on Form 10-K includes, among other things, forward-looking statements regarding our future results, growth and financial position, including, without limitation, statements about:

•	our plans in 2018 to make investments across our business to enhance our product capabilities and user experience, and to simplify and integrate our operations;

•	the anticipated results of such investments;

•	expected decreases in our total subscriber count for 2018 and thereafter, and the factors driving such expected decreases;

•	our planned approach to defending certain legal proceedings;

•	trends in cost of revenue and gross profit;

•	the impact on us of tax reform and new and recent accounting pronouncements; and

•	competition.
These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of risks, uncertainties and assumptions. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make as a result of a number of important factors. These important factors include our “critical accounting policies and estimates” described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and the factors set forth in Part I, Item 1A, “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Our forward-looking statements do not reflect the potential impact of any settlements of pending legal proceedings or any future acquisitions, mergers, dispositions, joint ventures or investments we may make.
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
We are a leading provider of cloud-based platform solutions designed to help small- and medium-sized businesses, or SMBs, succeed online. We serve approximately 5.051 million subscribers globally with a range of products and services that help SMBs get online, get found and grow their businesses.
All of our products and services fall into one of our three reportable segments, as follows:
Web Presence. Our web presence segment consists primarily of our web hosting brands, such as Bluehost and HostGator, and related products such as domain names, website security, website design tools and services, and e-commerce products.
Domain. Our domain segment consists of domain-focused brands such as Domain.com, ResellerClub and LogicBoxes as well as certain web hosting brands that are under common management with our domain-focused brands. This segment sells domain names and domain management services to resellers and end users, as well as premium domain names, and also generates advertising revenue from domain name parking. It also resells domain names and domain management services to our web presence segment.
Email Marketing. Our email marketing segment consists of Constant Contact email marketing tools and related products and our SinglePlatform digital storefront solution.

Additional information about our reportable segments is set forth in Note 20 of our Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
Our Market, Products and Services
SMBs represent a large and diverse market, both in the United States and internationally. According to the U.S. Small Business Administration, there were approximately 29.6 million small businesses in the United States in 2014. Of these small businesses, approximately 23.8 million were non-employer firms, or companies that do not have paid employees. In addition, a 2010 study by the International Finance Corporation and McKinsey & Company estimates that there are more than 420 million micro, small and medium enterprises (defined as one to 250 employees) worldwide.
Many SMBs have limited technological and marketing expertise, time and financial resources. However, we believe SMBs understand that the Internet and the proliferation of mobile devices are changing the way consumers discover and transact with businesses, making an effective online presence critical.
Our offerings, which consist of both proprietary applications and third-party products, can be broadly grouped as follows: products that get SMBs online by providing an easy and cost-effective way to create an online presence; marketing solutions that help SMBs get found by increasing their online visibility and building customer loyalty; and services and applications such as dedicated processing power, collaboration tools and secure online payment services that help SMBs grow their business.
Getting SMBs Online:
Web Hosting and Builders. By providing a set of core products that combine storage, bandwidth and processing power, our entry-level shared hosting services enable subscribers to create an initial web presence quickly and cost-effectively. Our website building tools enable subscribers with varying degrees of technical sophistication to create a customized web presence. We also offer various premium elements that subscribers can purchase separately to enhance their website and provide a more engaging user experience for their customers, including mobile optimization, social networking features, customer interaction tools, embedded videos, photo galleries, blogs, maps, polls and community forums.
Domain Registration, Management and Resale. As an accredited domain registrar with approximately 12.9 million domains under management at December 31, 2017, we enable our subscribers to search and purchase available domain names from a wide spectrum of domain registries. We also maintain a portfolio of premium domains that are available for resale.
Security. We offer malware protection solutions to help protect our subscribers’ websites from viruses, malicious code and other threats. Our offerings, including a web application firewall, can help prevent attacks on subscriber websites before they affect subscriber data or operations. For subscribers that collect personally identifiable information or other private data from their customers and website visitors, we offer Secure Socket Layer, or SSL, certificates that encrypt data collected on a subscriber’s website.
Site Back-Up. We offer backup control solutions that enable subscribers to schedule, maintain, manage and restore backups of their online data and websites.
Getting SMBs Found:
Search Engine Optimization (SEO) and Search Engine Marketing (SEM). We offer a variety of search engine optimization and marketing solutions that can improve a subscriber’s ability to be discovered by potential customers. These services help a subscriber distribute its business profile to online directories and manage links and keywords with on-page diagnostic tools. We also offer pay-per-click (PPC) services designed to direct traffic to a subscriber’s website.
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
Analytics. We offer control panels and dashboards that provide our subscribers with tools to analyze activity on their websites.
Helping SMBs Grow:
Email Marketing. Our email marketing solution allows small businesses and other organizations to easily create, send and track professional-looking email campaigns, allowing them to communicate effectively with their customers and potential customers via email. Email marketing services available to subscribers include building and segmenting mailing lists, designing and managing email newsletters, coupons, scheduling and sending email messages, and reporting and tracking the results of each campaign. We offer our email marketing solution on a stand-alone basis through our Constant Contact brand, and through bundled offerings that combine email marketing with other marketing offerings, including managing events online, conducting surveys and getting feedback, and marketing automation capabilities.
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
Productivity Solutions. We offer our subscribers email capabilities, including custom mailboxes that reflect a subscriber’s domain name, spam filters, email aliases and forwarding functionality. Our communications tools also allow a subscriber to unify its email inbox with other communications streams, such as social media feeds. We also offer our customers an integrated suite of email, collaboration, and file sharing tools.
E-commerce Enablement. As our subscribers grow their businesses and their need for e-commerce tools increases, we offer products that enable secure and encrypted payments, shopping carts, payment processing and related services and mobile payments.
Professional Services. We offer professional services and web design for subscribers who want a professionally created web presence.
SinglePlatform. Our SinglePlatform solution provides local businesses the ability to create and manage digital storefront listings and extend their online reach through one interface. The digital storefront, which may include menus, photos, services, offers and featured products, is distributed online across over 100 online publishers, including numerous websites, social networks, directories, and mobile applications such as Yelp, Urbanspoon, Foursquare, YellowPages, TripAdvisor and others.

Sales & Marketing
For our web presence segment, the majority of our program marketing expense is associated with targeted online search marketing, including for inclusion of our brands in online directories, and with payments to our large network of referral partners, who drive subscribers to us on a paid referral basis. Payments to our referral partners primarily occur after a subscriber signs up on our platform and therefore allow us to readily determine the returns on our marketing spend. We also attract new subscribers through word-of-mouth referrals and through partnerships that help us reach additional subscribers, such as our partnerships with Google and WordPress.
For our domain segment, we use a combination of online search marketing and a network of referral partners, as well as joint marketing efforts with registries of various generic top level domain names, such as ".com", aimed at increasing subscribers.

For our email marketing segment, we market our products and acquire our customers through a variety of sources, including online marketing, such as search engines and advertising with online networks and other websites, offline marketing through television and radio advertising, partner relationships, outbound sales efforts, referrals from our customer base, general brand awareness and a link to our website in the footer of substantially all of the emails sent by our customers. We have partner relationships with over 10,000 local and national small business service providers. These partners refer customers to us through links on their websites and outbound promotions to their customers or allow us to market to their customers directly. Our television and radio advertising is designed to educate potential customers about our email marketing solutions and raise awareness of our brand.
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
Technology Platform and Infrastructure
Web Presence and Domain Segments
The technology platforms supporting our web presence and domain segments combine open source and proprietary software, and are based on a scalable architecture that allows us to operate with a large number of subscribers per server. In addition, we use subscriber relationship management, billing and subscriber service support systems to on-board, serve and track our web presence subscribers, and to enable them to manage their own service experience. We currently serve most of our web presence and domain subscribers from five U.S.-based data centers, one of which is owned by us and the rest of which are co-located.
Email Marketing Segment

For our email marketing segment, we use a central application and a single software code base with unique accounts for each subscriber, except for SinglePlatform, which operates on a separate code base. As a result, we are able to spread the cost of providing our products across our email marketing customer base. In addition, because we have one central application, we believe we are able to scale our business to meet increases in demand for our products. We own all of the hardware deployed in support of our platform, except for SinglePlatform, which operates on a third party’s infrastructure. Our production system hardware and the disaster recovery hardware for our production system, with the exception of SinglePlatform, are co-located in third-party hosting facilities in Massachusetts and Texas.
Engineering and Development
Our engineering and development activity is focused on maintaining and enhancing our systems, improving and expanding product and service offerings, and developing new features and offerings, as well as integrating technology capabilities from our acquisitions. Our engineering and development expense during 2015, 2016 and 2017 was $26.7 million, $87.6 million and $78.8 million, respectively, or approximately 3.6%, 7.9% and 6.7% of revenue, respectively.

Subscriber Profile
As of December 31, 2017, we had approximately 5.051 million subscribers, of which approximately 3.849 million were web presence subscribers, 0.683 million were domain segment subscribers and 0.519 million were email marketing segment subscribers. Based on data from a 2015 survey of subscribers of major brands in our web presence segment, we believe a majority of our web presence subscribers are SMBs, most of whom are businesses with five or fewer employees. We estimate that approximately 80% of subscribers of our email marketing segment employ 25 or fewer employees.

The industries in which our subscribers operate are very diverse, including retail, restaurants, professional services, non-profits, merchandising, media, recreation, education, construction, health, beauty and wellness, and arts and entertainment, among others.
Geographical Information

We currently maintain offices and conduct operations primarily in the United States, Brazil, India, and the Netherlands. We also have third-party support arrangements in India, China and the Philippines.

Information about the geographic location of our long-lived assets and revenue is set forth in Note 21 of our Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
Competition

The global cloud-based services market for SMBs is highly competitive and constantly evolving. For our web presence and domain segments, we expect continued competition, both domestically and internationally, from a number of sources, including: competitors in the domain, hosting and website builder markets such as GoDaddy, 1 and 1, Wix, Squarespace, Weebly, Web.com, and Wordpress.com; large companies like Amazon, Microsoft and Google, which offer web hosting or website builders, domain registration and other cloud-based services; and eBay and Facebook, which offer Internet marketing platforms. For our email marketing segment, we expect continued competition from MailChimp and other SMB-focused lower-cost email marketing vendors, as well as additional competition from larger companies such as Microsoft. In some instances, we have commercial partnerships with companies with which we also compete.
We believe the principal competitive factors in the cloud-based services market for SMBs include: ease of use and effectiveness; product functionality, performance and reliability; customer service and support; integrated solutions; brand awareness and reputation; affordability; and product scalability. See "Risk Factors" for additional discussion of competition as it pertains to our business.
Seasonality
Our web presence segment has historically experienced increased subscriber billings in the first quarter of our fiscal year as many subscribers start businesses at the beginning of a new year. This segment records a significant portion of these billings as deferred revenue and recognizes the deferred revenue throughout the course of the year and beyond based on the term of the applicable subscription. This slight seasonality has a favorable impact on our operating cash flows in the early part of each fiscal year, and an unfavorable impact in the latter part of each fiscal year. We expect that this seasonality will continue.

Intellectual Property and Proprietary Rights
Our intellectual property and proprietary rights are important to our business. We rely on a combination of trademark, patent, copyright and trade secret laws, and confidentiality and other contractual provisions to protect our proprietary technologies, confidential information, brands and other intellectual property.
We use open source technologies pursuant to applicable licenses as the basis for our technology platform. We have also developed, acquired or licensed proprietary technologies for use in our business. As of January 17, 2018, we have fifteen U.S. patents as well as five pending U.S. patent applications and several pending foreign counterpart applications relating to aspects of our technology platform and offerings, including our shared services architecture, predictive analytics methods, virtualization technologies, subscriber migration technologies, web presence improvement technologies, and email composition and editing technologies. We believe the duration of our patents is adequate relative to the expected lives of the technologies they cover.

We have an ongoing trademark and service mark registration program pursuant to which we register our brand names and product names, taglines and logos in the United States and other countries to the extent we determine appropriate and cost-effective. We also have common law rights in some unregistered trademarks that were established through years of use. In addition, we have a trademark and service mark enforcement program pursuant to which we monitor applications filed by third parties to register trademarks and service marks that may be confusingly similar to ours.
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
Employees
As of December 31, 2017, we had 3,664 employees, including 2,049 in support and network operations, 695 in sales and marketing, 517 in engineering and development, and 403 in general and administrative. Excluded from our employee figures are approximately 1,300 individuals primarily located in India and the Philippines who are directly employed by third parties and perform a range of services for us, including email- and chat-based customer and technical support, billing support, network monitoring and engineering and development services. Most of our employees are based in the United States. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We have never experienced a strike or similar work stoppage, and we consider our relations with our employees to be good.

Corporate Information
Our business was founded in 1997 as a Delaware corporation under the name Innovative Marketing Technologies Incorporated. In December 2011, investment funds and entities affiliated with either Warburg Pincus or Goldman, Sachs & Co. acquired a controlling interest in our company. Prior to our initial public offering, or IPO, in October 2013, we were an indirect wholly owned subsidiary of WP Expedition Topco L.P., a Delaware limited partnership that we refer to as WP Expedition Topco. Pursuant to the terms of a corporate reorganization that we completed prior to our IPO, WP Expedition Topco dissolved and in liquidation distributed the shares of common stock of Endurance International Group Holdings, Inc. to its partners in accordance with the limited partnership agreement of WP Expedition Topco. We have completed numerous acquisitions since inception, including the acquisition of Constant Contact, Inc. in February 2016.
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
Our growth is dependent on our ability to continue to attract and acquire new subscribers while retaining existing subscribers and expanding the products and services we sell to them. Growth in the demand for our products and services may be inhibited, and we may be unable to grow our subscriber base, for a number of reasons, including, but not limited to:

•	our failure to develop or offer new or enhanced products and services in a timely manner that keeps pace with new technologies, competitor offerings and the evolving needs of our subscribers;

•	difficulties providing or maintaining a high level of subscriber satisfaction, which could cause our existing subscribers to cancel their subscriptions or stop referring prospective subscribers to us;

•	increases in our subscriber churn rates or our failure to convert subscribers from introductory, discounted products to full priced solutions;

•
perceived or actual security, availability, integrity, reliability, quality or compatibility problems with our solutions, including related to unscheduled downtime, outages or network security breaches;

•
our inability to maintain awareness of our brands, including due to fragmentation of our marketing efforts due to our historical approach of maintaining a portfolio of multiple brands rather than focusing our resources on a single brand or a few brands;

•	continued or increased competition in the SMB market, including greater marketing efforts or investments by our competitors in advertising and promoting their brands or in product development;

•	changes in search engine ranking algorithms or in search terms used by potential subscribers;

•
our inability to market our solutions in a cost-effective manner to new subscribers or to our existing subscribers due to changes in regulation, or changes in the enforcement of existing regulation, that would affect our marketing practices.

Our total subscriber base decreased during the year ended December 31, 2017 and we expect that it will continue to decrease for the foreseeable future. Key factors contributing to the decrease in our subscriber base are are discussed in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If we are not successful in addressing these factors or the other factors listed above, we may not be able to return to or maintain positive subscriber growth in the future, which could have a material adverse effect on our business and financial results.
We must keep up with rapid and ongoing technological change, marketing trends and shifts in consumer demand to remain competitive in a rapidly evolving industry.
The cloud-based technology and online marketing tool industries are characterized by rapid and ongoing technological change, frequent new product and service introductions and evolving industry standards. The manner in which we market to our subscribers and potential subscribers must keep pace with technological change, legal requirements, market trends, and shifts in how our solutions are found, purchased and used by subscribers. For example, application marketplaces, mobile platforms, advertising and marketing efforts by competitors, and new search engines and search methods are changing the way consumers find, purchase and use our solutions. Our future success will depend on our ability to adapt to rapidly changing technologies, to adapt our solutions and marketing practices to evolving industry standards and to anticipate subscriber needs and preferences. If we are not able to offer compelling and innovative solutions, take advantage of new technology, make our products effective for access and use on mobile devices, adapt our marketing practices or anticipate changing trends, we may be unable to continue to attract new subscribers or sell additional solutions to our existing subscribers. In addition, if existing technologies or systems, such as the domain name system which directs traffic on the Internet, become obsolete, or if we fail to anticipate and manage technologies that prevent or harm our offerings, such as technology intended to block email marketing, our revenue and operating results may be adversely affected.
We face significant competition for our solutions in the SMB market, which we expect will continue to intensify. As a result of such competitive pressures, we may not be able to maintain or improve our competitive position or market share.

The SMB market for cloud-based technologies and online marketing tools is highly competitive and constantly evolving. We expect competition to increase from existing competitors as well as potential new market entrants. Some of our competitors have greater marketing, engineering, product development and other resources, more brand recognition and consumer awareness, more diversified or better integrated product offerings, greater international scope or larger subscriber bases than we do, or may partner with large Internet companies that can offer these resources. As a result, we may not be able to compete successfully against them.
We have faced and expect to continue to face competition in our web presence and domain segments, both domestically and internationally, from competitors in the domain, hosting and website builder markets such as GoDaddy, 1 and 1, Wix, Squarespace, Weebly, Web.com and Wordpress.com, as well as from large companies like Amazon, Microsoft and Google, which offer web hosting or website builders, domain registration and other cloud-based services, and eBay and Facebook, which offer Internet marketing platforms. For our email marketing segment, we expect continued competition from MailChimp and other SMB-focused lower-cost email marketing vendors, as well as additional competition from larger companies such as Microsoft.
We believe that our business has been, and may continue to be, affected by changes in the behavior of consumers when searching for web presence and marketing solutions. In particular, consumers have increasingly been searching for these solutions using brand related search terms as opposed to unbranded search terms, such as hosting, website builders or email marketing. We believe this trend has benefited competitors who have invested more heavily in, and used a broader array of marketing channels in, building consumer awareness of their brand than we have. In addition, searches for specific products such as “cloud hosting,” “social media marketing,” and “e-commerce,” are growing, which we believe has benefited competitors who market more heavily in these and other specific product areas.
There are also relatively few barriers to entry in this market, especially for providers of niche services, which often have low capital and operating expenses and the ability to quickly bring products that meet specific subscriber needs to market. Accordingly, as this market continues to develop, the number of competitors may increase. The continued entry of competitors into the markets for cloud-based technologies and online marketing tools, and the rapid growth of some competitors that have already entered these markets, have made and may continue to make it difficult for us to maintain our market position.
In addition, in an attempt to gain market share, competitors have and may continue to offer more aggressive price discounts or alternative pricing models, such as “freemium” pricing in which a basic offering is provided for free with advanced features provided for a fee, on the services they offer, bundle several services at reduced prices, or increase commissions paid to their referral sources. These pricing pressures have in the past required and may continue to require us to match these discounts and commissions in order to remain competitive, which could reduce our margins or cause us to fail to attract new subscribers that decide to purchase the discounted service offerings of our competitors.
Our business and operations have become increasingly complex over the past several years due to acquisitions and organizational change, which has and may continue to result in operational and other challenges.
As a result of acquisitions and internal growth, we increased our revenue from $629.8 million in the year ended December 31, 2014 to $1.2 billion in the year ended December 31, 2017. During this time period, we completed numerous acquisitions, including the acquisition of the Directi web presence business in January 2014, which significantly expanded our international operations, and the acquisition of Constant Contact in February 2016.
Due to our history of acquisitions, we offer our products and services through numerous brands that operate from different control panels, billing systems, information technology and other systems. As a result, compliance assessments, compliance-related changes, and roll-outs of new products and product upgrades often need to be implemented more than once. This level of complexity has sometimes resulted and may continue to result in difficulties maintaining effective internal controls, additional compliance costs and risks, product roll-out inefficiencies, and other operational challenges.
In particular, differences across our multiple billing systems have at times made it challenging for us to accurately and consistently determine certain enterprise-wide operational metrics, such as total subscribers. Total subscribers and other operational metrics, which we voluntarily disclose, historically have not been subject to the same level of reporting controls as our financial statements and other financial information we are required to disclose. Also, we have identified in the past, and may in the future identify, errors or bugs in the systems we use to generate operational metrics. We are working to improve our controls and processes for total subscribers and other operational metrics, but errors with respect to these metrics could still occur. Any errors, delays, inconsistencies in data reporting, or similar challenges could negatively impact our business decisions or lead to inaccurate disclosure, which could harm our operating results, our ability to operate our business and our investors’ view of us.
In 2018, we plan to make significant investments to improve our customer experience and integrate our business. Although we believe that these investments will position us for growth in the future, we will recognize most of the costs associated with these investments earlier than most of the anticipated benefits, and the return on these investments may be lower or may develop more slowly than we expect. If we do not achieve the benefits anticipated from these investments, if the achievement of these benefits is delayed, if we are otherwise not successful in simplifying our business or in managing our complexity effectively, our operating results may be negatively affected.
Our growth will be adversely affected if we cannot continue to successfully retain, hire, train and manage our key employees.
Our ability to successfully pursue our growth strategy will depend on our ability to attract, retain and motivate key employees across our business, particularly engineering and development employees and our senior executive team.
Our engineering and development team has undergone several management transitions and a significant amount of organizational change in recent years. These changes, combined with high demand from other technology companies for skilled engineering and technical employees, may make it more challenging to retain key employees or hire replacements if they leave. In addition, candidates making employment decisions, particularly in high-technology industries, often consider the value of any equity they may receive from prospective employers. As a result, any significant volatility in the market price of our common stock, or concerns by potential employees about the performance of our stock, may also contribute to these challenges.
We are also limited in our ability to recruit global talent for our U.S. offices by U.S. immigration laws, and the regulatory environment related to immigration under the current presidential administration may increase the likelihood that immigration laws may be modified in a way that further limits our ability to recruit globally.
Our current executives are not contractually obligated to remain employed by us and may leave at any time. The loss of any of these individuals could significantly delay or prevent the achievement of, or make it more difficult for us to pursue and execute on, our business objectives.
Our inability to attract and retain qualified individuals could have an adverse effect on our ability to carry out our business plans and objectives and, as a result, our ability to compete could decrease and our operating results could suffer.
We have experienced system, software, Internet, data center and customer support center failures and have not yet implemented a complete disaster recovery plan or a business continuity plan, and any interruptions, delays or failures in our services could harm our reputation, cause us to lose subscribers, or result in unanticipated costs.
We must be able to maintain and operate our applications and systems without interruption. Since our ability to retain and attract subscribers depends on the performance, reliability and availability of our services, as well as in the delivery of our products and services to subscribers, even minor interruptions in our service or losses of data could harm our reputation, particularly if they frequently reoccur. Our applications, network, systems, equipment, power supplies, customer support centers and data centers are subject to various points of failure, including: human error or accidents; improper maintenance; Internet connectivity downtime; computer viruses; physical or electronic security breaches; intentional bad acts such as sabotage, vandalism or terrorism; and natural disasters.
We have experienced system failures, delays and periodic interruptions in service, or outages, due to factors such as power outages and network equipment, storage system, and network configuration failures. In addition, we have experienced outages in the course of ongoing maintenance or when new versions, enhancements and updates to applications, software or systems are released by us or third parties. We may experience future outages that disrupt the operation of our solutions due to these or other factors.
Our systems supporting our web presence and domain segments are not fully redundant, and we have not yet implemented a complete disaster recovery plan or a business continuity plan. Although the redundancies we do have in place will permit us to respond, at least to some degree, to failures of applications and systems, our data centers are vulnerable in the event of failure. Most of our web presence subscribers are hosted across five U.S.-based data centers, one of which is owned by us and the rest of which are co-located, and accordingly, any failure or downtime in these data center facilities would affect a significant percentage of our subscribers. While we have a disaster recovery system that covers most of our email marketing subscribers, this system may not be able to recover all data and services in the event of a significant outage. We do not yet have adequate structures or systems in place to recover from a data center’s severe impairment or total destruction, and recovery from the total destruction or severe impairment of any of our major data centers would be extremely difficult and may not be possible at all. Closing any of these data centers without adequate notice could result in lengthy, if not permanent, interruptions in the availability of our solutions and loss of vast amounts of subscriber data.
Our data centers are also susceptible to impairment resulting from electrical power outages due to the amount of power and cooling they require to operate. Since we rely on third parties to provide our data centers with power sufficient to meet our needs, we cannot control whether our data centers will have an adequate amount of electrical resources necessary to meet our subscriber requirements. We attempt to limit exposure to system downtime due to power outages by using backup generators and power supplies. However, these protections may not limit our exposure to power shortages or outages entirely. We also rely on third parties to provide Internet connectivity to our data centers. If the connectivity these parties provide is discontinued, disrupted, or does not provide adequate data transmission capacity, our ability to provide services to our subscribers could be compromised.
Our customer support centers are also vulnerable in the event of failure caused by total destruction or severe impairment. The teams in each customer support center are trained to provide brand-specific support services for a discrete subset of our brands, which, along with staffing constraints and differences in software systems between our brands, limits our ability to re-route calls, email and chat from one customer support center to another customer support center. Accordingly, if any of our customer support centers (particularly one of our primary support centers, such as our Arizona, Colorado, Massachusetts or Texas centers or our third-party India center) were to be impaired or destroyed, our ability to re-route calls, email and chat to operational customer support centers or to provide the type of customer support services that the non-operational customer support center had provided to subscribers of a particular brand or brands may be limited.
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
We believe that our future revenue growth depends on our ability to provide subscribers with quality service that meets our stated commitments, meets or exceeds our subscribers’ evolving needs and expectations and is conducive to our ability to continue to sell new solutions to existing subscribers. We are not always able to provide our subscribers with this level of service, and our subscribers occasionally encounter interruptions in service and other technical challenges, including as a result of outages, errors or bugs in our software or third-party software, human error, or migrations of subscribers as part of internal platform consolidation efforts. If we are unable to achieve or maintain a high level of subscriber satisfaction, we could experience higher subscriber churn, lower than expected renewal rates, disputes and litigation, or negative publicity, any of which could have a negative effect on our business, financial condition and operating results.
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
We collect, handle, store and transmit large amounts of sensitive, confidential, personal and proprietary information, including payment card information. Unauthorized access to, use of, or loss of this type of information may cause damage to our platforms, service interruptions to our subscribers, harm our reputation and result in increased security costs, litigation, regulatory investigations or other liabilities. These type of incidents can result from numerous sources, including: physical or electronic security breaches; viruses, ransomware or other malware; hardware vulnerabilities such as Meltdown and Spectre; accident or human error by our own personnel or those of our partners; criminal activity or malfeasance (including by our own personnel); fraud or impersonation scams perpetrated against us; or security events impacting our third-party service providers. We have experienced security events such as these in the past and expect they will continue in the future. To date, we do not believe that any of these events has had a material effect on us, but we may experience larger and more serious incidents in the future.
In addition, many states and countries in which we have subscribers have enacted regulations requiring us to notify subscribers in the event that certain subscriber information is accessed or acquired, or believed to have been accessed or acquired, without authorization, and in some cases also develop proscriptive policies to protect against such unauthorized access or acquisition. Such notifications can result in private causes of action being filed against us, or government investigations into the adequacy of security controls or handling of any security event. Should we experience a loss of protected data, efforts to respond to the incident and enhance our controls, as well as potential penalties imposed by regulators, could increase our costs.
Organizations generally, and Internet-based organizations in particular, remain vulnerable to targeted attacks aimed at exploiting network and system applications or weaknesses. Techniques used to obtain unauthorized access to, or to sabotage, networks and systems often are not recognized until launched against a target. Cyber criminals are increasingly using powerful new tactics including evasive applications, proxies, tunneling, encryption techniques, vulnerability exploits, buffer overflows, distributed denial of service attacks, or DDoS attacks, botnets and port scans. For example, we are frequently the targets of DDoS attacks in which attackers attempt to block access to our websites or our subscribers' websites, as well as attempts to place illegal or abusive content on our or our subscribers' websites. If we are unable to avert a DDoS or other attack for any significant period, we could sustain substantial revenue loss from lost sales and subscriber dissatisfaction. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks. Moreover, we may not be able to immediately detect that such an attack has been launched, if, for example, unauthorized access to our systems was obtained without our knowledge in preparation for an attack contemplated to commence in the future. Cyber-attacks may target us, our subscribers, our partners, banks, credit card processors, delivery services, e-commerce in general or the communication infrastructure on which we depend. We also rely on third parties to provide physical security for most of our data centers and other facilities. Any physical security breach to our data centers or other facilities could result in unauthorized access or damage to our systems.
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
We could also incur significant fines or lose our ability to process payments using credit cards if we fail to follow payment card industry data security standards, or PCI DSS, even if there is no compromise of subscriber information. During the course of compliance reviews during 2016, we discovered control gaps in our current adherence to the PCI DSS 3.2 standard. We are engaged with the appropriate financial partners, and are currently working on agreed-upon remediation plans to achieve compliance in timeframes acceptable to them. The fines that we have incurred to date as part of this process have been insignificant, but if we are unable to complete the remediation process within the timeframes we have agreed upon with these parties, we may incur additional financial penalties, our payment networks may increase the processing fees they charge to us, or we may lose our ability to process credit cards, any of which could have a material adverse effect on our financial results. In addition, we may have difficulty negotiating competitive rates with payment networks for as long as the control gaps remain.
Our failure to limit fraudulent transactions conducted on our websites (such as through the use of stolen credit card numbers) below levels consistent with credit card association guidelines has sometimes resulted, and may in the future result, in third-party audit requirements and additional expense to change our processes to reduce fraud. It could also subject us to liability or require us to increase reserves with our credit card processors. Under credit card association rules, penalties may be imposed at the discretion of the association. Any such potential penalties would be imposed on our credit card processors by the credit card association. Under our contracts with our credit card processors, we are required to reimburse the credit card processors for such penalties. Although we believe that our current level of fraud monitoring is adequate, we face the risk that we may fail to maintain an adequate level of fraud monitoring in the future, or that one or more credit card associations may, at any time, assess penalties against us or terminate our ability to accept credit card payments from subscribers, which would have a material adverse effect on our business, financial condition and operating results.
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
Our quarterly and annual operating results and key metrics have varied from period to period in the past, and we expect they may continue to fluctuate as a result of a number of factors, many of which are outside of our control, including:

•	our ability to cost-effectively attract, retain, and increase sales to subscribers;

•	the impact of competition;

•	the timing and success of introductions of new products or product enhancements;

•	the amount and timing of our marketing expenditures;

•
the amount and timing of capital expenditures or extraordinary expenses, such as litigation, regulatory or other dispute-related settlement payments (including, for example, any potential settlements of the pending legal proceedings described in Item 3 - Legal Proceedings);

•	the mix of products we sell;

•	higher than expected refunds to our subscribers;

•	systems, data center and Internet failures, breaches and service interruptions;

•	negative publicity about us or our brands;

•	loss of key employees or difficulties recruiting new employees;

•	the impact of changes in legislation or regulations, or to interpretations of existing legislation and regulations;

•	litigation or governmental enforcement actions against us due to actual or alleged failures to comply with applicable laws or regulations;

•	failures to comply with industry standards such as the payment card industry data security standards;

•	interest rate fluctuations;

•	terminations of, disputes with, or material changes to our relationships with third-party partners; and

•	costs, integration problems, or other liabilities associated with past or future acquisitions, strategic investments or joint ventures.
In the past, we have from time to time reported financial results that were below our expectations and the expectations of equity research analysts and investors, and it is possible that this could occur again in one or more future periods, due to any of the factors listed above, a combination of those factors or other reasons. In that event, our stock price could decline substantially.
Our business depends on establishing and maintaining strong brands. If we are not able to effectively promote our brands, or if the reputation of our brands is damaged, our ability to expand our subscriber base will be impaired and our business and operating results will be harmed.
We market our solutions through various brands, including Bluehost, HostGator, iPage, Domain.com, BigRock, ResellerClub, Constant Contact and SinglePlatform, among others.

We believe that establishing and maintaining our brands is critical to our efforts to expand our subscriber base. If we do not build awareness of our key brands, we could be at a competitive disadvantage to companies whose brands are, or become, more recognizable than ours. For instance, we believe that our business has been, and may continue to be, affected by the increasing tendency of consumers to search for web presence and marketing solutions using brand related search terms as opposed to unbranded search terms such as hosting, website builders or email marketing. We believe this trend has benefited competitors who have invested more heavily in, and used a broader array of marketing channels in, building consumer awareness of their brand than we have. To attract and retain subscribers and to promote and maintain our brands in response to competitive pressures, we may have to substantially increase our financial commitment to creating and maintaining distinct brand loyalty among subscribers, particularly since a number of our competitors have invested heavily in their brands in the past and may be able to devote more resources than we can to brand awareness going forward.
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
The rate of growth of the SMB market may not meet our expectations, which would adversely affect our business. Our expectations for future revenue trends are based in part on assumptions reflecting our industry knowledge and experience serving SMBs, as well as our assumptions regarding demographic shifts, growth in the Internet infrastructure internationally and macroeconomic conditions. However, SMB spending patterns are difficult to predict and are sensitive to the general economic climate, the economic outlook specific to SMBs and overall consumer confidence, which makes it difficult to forecast market trends accurately. If any of our assumptions regarding the SMB market proves to be inaccurate, our revenue could be significantly lower than expected.
Our ability to compete depends on our ability to offer products and services that enable our subscribers to establish, manage and grow their businesses. Our web presence and commerce offerings are predicated on the assumption that an online presence will continue to be an important factor in our subscribers’ abilities to establish, expand, manage and monetize their businesses affordably. If we are incorrect in this assumption, for example due to the introduction of a new technology or industry standard (or evolution of existing technology such as social media or mobile messaging and “conversational commerce” applications such as WeChat) that supersedes the importance of an online presence or renders our existing or future solutions obsolete, then our ability to retain existing subscribers and attract new subscribers could be adversely affected, which could harm our ability to generate revenue and meet our financial targets.
The future success of our email marketing solution depends on the continued and widespread adoption of email as a primary means of communication. Security problems such as “viruses,” “worms,” and other malicious programs, reliability issues arising from outages and damage to the Internet infrastructure, or publicity about leaked emails of high-profile users could create the perception that email is not a safe and reliable means of communication. Use of email by businesses and consumers also depends on the ability of email providers to prevent unsolicited bulk email, or “spam,” from overwhelming consumers’ inboxes. If security problems become widespread or frequent or if email providers cannot effectively control spam, the use of email as a means of communication may decline as consumers find alternative ways to communicate. We could also be harmed if, in an attempt to limit unsolicited email, email providers restrict or limit emails sent by our customers using our email marketing solution. In addition, if alternative communications tools, such as social media, text messaging or services like WeChat, gain widespread acceptance, the need for email may decrease. Any of these events could materially increase our expenses or reduce demand for our email marketing solution and harm our business.
In addition, our business depends on the ability of our customers to access the Internet. The adoption of any laws or regulations adversely affecting the growth, popularity, accessibility or use of the Internet, including laws impacting Internet neutrality, could decrease the demand for our products, require us to make modifications to our products, or increase our operating costs. In December 2017, the Federal Communications Commission repealed rules adopted in 2015 that generally prohibited Internet service providers from charging some Internet content providers higher rates than others for the delivery of their content. With the repeal of these rules, Internet service providers could impose higher fees or deliver our content with less speed, reliability or otherwise on a non-neutral basis as compared to other market participants, which could adversely impact our business.
Our success depends in part on our strategic relationships and partnerships or other alliances with third parties.

We rely on third-party relationships and alliances, such as with referrers and promoters of our brands and solutions, as well as with our providers of solutions and services that we offer to subscribers. If any of the third parties on which we rely fails to perform as expected, breaches or terminates their agreement with us, or becomes engaged in a dispute with us, our reputation could be adversely affected and our business could be harmed.
We rely on third-party referral partners and other marketing partners to acquire subscribers. If these partners fail to promote our brands or to refer new subscribers to us, begin promoting competing brands in addition to or instead of ours, fail to comply with regulations, are forced to change their marketing practices in response to new or existing regulations or cease to be viewed as credible sources of information by our potential subscribers, we may face decreased demand for our solutions, higher than expected subscriber acquisition costs, and loss of revenue. For instance, in the past, we were impacted when an important referral source began featuring competing web hosting brands on their website, rather than just our brand. It is possible that in the future, this referral source or another, similar referral source will continue to add competing web hosting options or even remove us as an option, which could have a negative impact on us.
Our ability to offer domain name services to our subscribers depends on certain third-party relationships. For example, certain of our subsidiaries are accredited by ICANN and various domain name registries as a domain name registrar. If we fail to comply with domain name registry requirements or if domain name registry requirements change, we could lose our accreditation, be required to increase our expenditures, comply with additional requirements or alter our service offerings, any of which could have a material adverse effect on our business, financial condition or results of operations.
We also have relationships with product partners whose solutions, including shopping carts and security tools, we offer to our subscribers. Particularly in our email marketing segment, we rely on some of our partners to create integrations with third-party applications and platforms used by our subscribers. We may be unable to continue our relationship with any of these partners if, for example, they decline to continue to work with us or are acquired by third parties. In such an event, we may not be able to continue to offer these third-party tools to our subscribers or we may be forced to find an alternative that may be inferior to the solution that we had previously offered, which could harm our business and our operating results.
We also rely on software licensed from or hosted by third parties to offer our solutions to our subscribers. In addition, we may need to obtain future licenses from third parties to use intellectual property associated with the development of our solutions, which might not be available to us on acceptable terms, or at all. Any loss of the right to use any software or other intellectual property required for the development and maintenance of our solutions could result in delays in the provision of our solutions until equivalent technology is either developed by us, or, if available, is identified, obtained and integrated, which could harm our business and operating results.
The international nature of our business exposes us to business risks that could limit the effectiveness of our growth strategy and cause our operating results to suffer.
We currently maintain offices and workforces, and conduct operations, primarily in the United States, Brazil, India and the Netherlands and have third-party support arrangements in India, China and the Philippines. We also have localized versions of our Bluehost and HostGator sites targeted to customers in several other countries. Conducting operations in international markets or establishing international locations subjects us to challenges that we have not generally faced in the United States, including:

•	adapting our solutions and marketing practices to international markets, including translation into foreign languages;

•	compliance with foreign laws, including more stringent laws in foreign jurisdictions relating to consumer privacy and protection of data collected from individuals and other third parties;

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

•
compliance by our employees, business partners and other agents with anti-bribery laws, economic sanction laws and regulations, export controls, and other U.S., foreign and local laws and regulations regarding international and multi-national business operations;

•
potentially adverse tax consequences, including the complexities of foreign value added tax (or sales, service, use or other tax) systems, and our inadvertent failure to comply with all relevant foreign tax rules and regulations due to our lack of familiarity with the jurisdiction’s tax laws;

•	restrictions and withholdings on the repatriation of earnings;

•	foreign currency exchange risk;

•
uncertain political, regulatory and economic climates in some countries, which could result in unpredictable or frequent changes in applicable regulations or in the general business environment that could negatively impact us; and

•	reduced protection for intellectual property rights in some countries.
These factors have caused our international costs of doing business to exceed our comparable domestic costs. A negative impact from our international business efforts could adversely affect our business, operating results and financial condition as a whole.
In addition, our ability to expand internationally and attract and retain non-U.S. subscribers may be adversely affected by concerns about the extent to which U.S. governmental and law enforcement agencies may obtain data under the Foreign Intelligence Surveillance Act and Patriot Act and similar laws and regulations, and by privacy laws in other jurisdictions (such as the European Union's General Data Protection Regulation) that are generally more protective of subscriber data than U.S. law. Non-U.S. subscribers may decide that the privacy risks of storing data with a U.S.-based company outweigh the benefits and opt to seek solutions from a company based outside of the United States. In addition, certain foreign governments require local storage of their citizens’ data. If we become subject to such requirements, it may require us to increase the number of non-U.S. data centers or servers we maintain, increase our costs or adversely affect our ability to attract, retain or cost-effectively serve non-U.S. subscribers.
Acquisitions, joint ventures and other strategic investments may not achieve the intended benefits or may disrupt our current plans and operations.
Acquisitions have historically been an important component of our growth strategy. In February 2016, we acquired Constant Contact, and in the past we have acquired the businesses and assets of numerous other companies. We have also made strategic investments in and entered into joint ventures with third parties, typically with small companies focused on developing or marketing products that may complement our own. We may complete transactions of this type in the future. These transactions involve numerous risks, including the following:

•	difficulties or delays in integrating the acquired businesses, which could prevent us from realizing the anticipated benefits of acquisitions;

•	reliance on third parties for transition services prior to subscriber migration;

•	difficulties in supporting and migrating acquired subscribers, if any, to our platforms, which could cause subscriber churn, unanticipated costs and damage to our reputation;

•	disruption of our ongoing business and diversion of management and other resources from existing operations;

•	the incurrence of additional debt or the issuance of equity securities, resulting in dilution to existing stockholders, in order to fund an acquisition;

•	assumption of debt or other actual or contingent liabilities of the acquired company, including litigation risk;

•	differences in corporate culture, compliance protocols, and risk management practices between us and acquired companies;

•	potential loss of an acquired business’ key employees;

•	potential loss of the subscribers or partners of an acquired business due to the actual or perceived impact of the acquisition;

•	difficulties associated with governance, management and control matters in majority or minority investments or joint ventures;

•	unforeseen or undisclosed liabilities or challenges associated with the companies, businesses or technologies we acquire;

•	adverse tax consequences, including exposure of our entire business to taxation in additional jurisdictions; and

•	accounting effects, including potential impairment charges and requirements that we record deferred revenue at fair value.
Any of these risks could result in our acquisitions disrupting our business and/or failing to achieve their intended objectives.
We have a history of losses and may not be able to achieve or maintain profitability.
We have had a net loss in each year since inception. We had a net loss attributable to Endurance International Group Holdings, Inc. of $25.8 million for fiscal year 2015, $72.8 million for fiscal year 2016 and $107.3 million for fiscal year 2017, and we may incur losses in the future. In connection with our acquisitions, we have recorded long-lived assets at fair value. We record amortization expense in each reporting period related to the long-lived assets, which impacts the amount of net loss or income we record in each reporting period.
We have made and expect to continue to make significant expenditures to maintain, develop and expand our business. Our revenue and subscriber growth may be insufficient to achieve or maintain profitability in light of our expenditure levels. As further discussed in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations”, our total subscriber base decreased during the year ended December 31, 2017, and revenue in our web presence and domain segments declined year over year. If we are not successful in addressing the factors that have contributed to these developments, we may not be able to either increase subscriber and revenue growth or maintain current subscriber and revenue levels, which could result in a material adverse effect on our business and financial results. We may incur significant losses in the future for these or a number of other reasons, including interest expense related to our substantial indebtedness and the other risks described in this report.
We may need additional equity, debt or other financing in the future, which we may not be able to obtain on acceptable terms, or at all, and any additional financing may result in restrictions on our operations or substantial dilution to our stockholders.
We may need to raise funds in the future, for example, to develop new technologies, expand our business, respond to competitive pressures, acquire businesses, or respond to unanticipated situations. Our ability to obtain debt or equity funding will depend on a number of factors, including market conditions, interest rates, our operating performance and investor interest. In addition, incurring additional debt may not be permitted under our credit agreement or indenture governing our 10.875% senior notes due 2024 (which we refer to as the "Notes"), or may require lender or noteholder consent. As such, additional funding may not be available to us on acceptable terms or at all.
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
We rely on data centers to deliver our services. If we are unable to renew our data center agreements on favorable terms, or at all, our business could be adversely affected. In addition, our ownership of our largest data center subjects us to potential costs and risks associated with real property ownership.
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
The terms of our existing co-located data center agreements vary in length and expire on various dates through 2021. The owners of these or our other co-located data centers have no obligation to continue such arrangements beyond their current terms, nor are they obligated to renew their agreements with us on terms acceptable to us, or at all. These agreements may not provide us with adequate time to transfer operations to a new facility in the event of early termination. If we were required to move our equipment to a new facility without adequate time to plan and prepare for such migration, we would face significant challenges due to the technical complexity, risk and high costs of the relocation. Any such migration could result in downtime or other disruptions to our services, which could damage our reputation, cause subscriber losses and harm our operating results and financial condition.
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
We are subject to laws and regulations related to privacy, data protection and information security. Our actual or perceived failure to comply with such obligations could harm our business, and changes in such regulations or laws could require us to modify our products or our marketing, market research and advertising practices.
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
The U.S. federal and various state and foreign governments have adopted or proposed guidelines or rules for the collection, distribution, use and storage of information collected from or about consumers or their devices. The U.S. Federal Trade Commission, or FTC, and various U.S. state and local governments and agencies regularly use their authority under laws prohibiting unfair or deceptive marketing and trade practices to investigate and penalize companies for practices related to the collection, use, handling, disclosure, dissemination and security of personal data of U.S. consumers. Several foreign countries and governmental bodies, including the countries of the European Union, or EU, and Canada, have laws and regulations dealing with the collection and use of personal data obtained from their residents, which are often more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of personal information that identifies or may be used to identify an individual, such as names, contact information, and, in some jurisdictions, certain unique identifiers. These laws and regulations are subject to frequent revisions and differing interpretations, and have generally become more stringent over time.
From May 25, 2018, the EU-wide General Data Protection Regulation, or GDPR, will take effect, replacing the data protection laws of each EU member state. The GDPR will implement more stringent operational requirements for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, increased requirements to erase an individual’s information upon request and comply with other requests from individuals, mandatory data breach notification requirements, restrictions on automated decision-making and profiling, and higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. The GDPR also significantly increases penalties for non-compliance, including where we act as a service provider (e.g., controller or processor). In addition, we face uncertainty about how the requirements of the GDPR will coexist with our obligations as a registrar accredited by ICANN, since certain GDPR requirements may conflict with those of ICANN. If our privacy or data security measures fail to comply with applicable current or future laws and regulations, including if we fail to fully notify subscribers and prospective subscribers of our data processing activities, we may be subject to litigation, regulatory investigations, or enforcement actions (including enforcement notices requiring us to change the way we use personal data or our marketing practices, fines, or other liabilities), as well as negative publicity and a potential loss of business. Under the GDPR, fines of up to 20,000,000 Euros or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, may be imposed.
Future data privacy laws or regulations, or modifications to existing laws or regulations, could impair our ability to collect, transfer and/or use subscriber information that we use to provide targeted advertising to our subscribers, thereby impairing our ability to maintain and grow our subscriber base and increase revenue. Future restrictions on the collection, use, transfer, sharing or disclosure of our subscribers’ data or additional requirements for obtaining the consent of subscribers for the use and disclosure of such information could require us to modify our solutions and features, possibly in a material manner, and could limit our ability to develop new services and features. For example, regulation of cookies, web beacons and similar technology for online behavioral advertising may lead to broader restrictions on our activities, including our collection and use online usage information in order to attract and retain customers. Such regulation may also increase the potential for civil liability under consumer protection laws. In addition, providers of major browsers have and may continue to include features that allow users to limit the collection of certain data about their Internet usage, which could also inhibit our ability to track and analyze user data.
We rely on third parties to carry out a number of services for us, including processing personal data on our behalf, and while we enter into contractual arrangements to help ensure that they only process such data according to our instructions and have sufficient security measures in place, any security breach or non-compliance with our contractual terms or breach of applicable law by such third parties could result in governmental enforcement actions, litigation, fines and penalties or adverse publicity and could cause our subscribers to lose trust in us, which could have an adverse impact on our reputation and business. In particular, under certain circumstances, we may be considered liable for non-compliance of our third-party partners with the GDPR or other privacy laws and regulations.
In addition, we collect personally identifiable data from our employees as part of our standard human resources procedures. This type of information is also subject to various laws and regulations in the jurisdictions where we operate, and it is possible that we or our third party contractors may not comply with applicable requirements, which could result in liability for us.
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
We are subject to consumer protection laws that regulate our marketing practices and prohibit unfair or deceptive acts or practices. Our actual or perceived failure to comply with such obligations could harm our business, and changes in such regulations or laws could require us to modify our products, marketing or advertising efforts.
In connection with the marketing, telemarketing or advertisement of our products and services by us or our affiliates or referral partners, we could be the target of claims relating to false, misleading or deceptive advertising or marketing practices, including under the auspices of the FTC and state consumer protection statutes. Among other things, our failure to implement any required consumer protection or regulatory disclosures on our various brand websites could subject us to adverse regulatory action, litigation or other adverse consequences. We also rely on third parties to provide marketing and advertising of our products and services, and we could be liable for, or face reputational harm as a result of, their marketing practices if, for example, they fail to comply with applicable statutory and regulatory requirements. In the EU and in other jurisdictions outside of the United States, we could be the target of similar claims under consumer protection laws, regulation of cloud services, e-commerce and distance selling regulation, advertising regulation, unfair competition rules or similar legislation.
The U.S. Controlling the Assault of Non Solicited Pornography and Marketing Act of 2003, or CAN-SPAM Act, establishes certain requirements for commercial email messages and specifies penalties for the transmission of commercial email messages that are intended to deceive the recipient as to source or content. The CAN-SPAM Act, among other things, obligates the sender of commercial emails to provide recipients with the ability to opt out of receiving future emails from the sender. In addition, some states and countries have passed laws regulating commercial email practices that are significantly more punitive and difficult to comply with than the CAN-SPAM Act, such as Canada’s Anti-Spam Legislation, or CASL. The ability of our subscribers’ customers to opt out of receiving commercial emails may minimize the effectiveness of our products, particularly Constant Contact’s email marketing solution. Moreover, non-compliance with the CAN-SPAM Act carries significant financial penalties.
If we are found to have breached any consumer protection, e-commerce and distance selling, anti-spam, advertising, unfair competition laws or other laws or regulations in any country, including any laws regulating cloud services, we may be subject to enforcement actions that require us to change our business practices in a manner which may negatively impact us. This could also result in litigation, fines, penalties and adverse publicity that could cause reputational harm and loss of subscriber trust, which could have an adverse effect on our business.
Failure to adequately protect and enforce our intellectual property rights could substantially harm our business and operating results.
In order to protect our intellectual property, proprietary technologies and processes, we rely upon a combination of trademark, patent and trade secret law, as well as confidentiality procedures and contractual restrictions. These afford only limited protection, may not prevent disclosure of confidential information, and may not provide an adequate remedy in the event of misappropriation or unauthorized disclosure. Despite our efforts to protect our intellectual property rights, unauthorized parties, including employees, subscribers and third parties, have made, and in the future may make, unauthorized or infringing use of our products, services, software and other functionality, in whole or in part, or obtain and use information that we consider proprietary.
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
In recent years, there has been significant litigation in the United States and abroad involving patents and other intellectual property rights. Companies providing Internet-based products and services are increasingly bringing and becoming subject to suits alleging infringement of proprietary rights, particularly patent rights. The risk of patent litigation has been amplified by the increase in certain third parties, so-called “non-practicing entities,” whose sole business is to assert patent claims and against which our own intellectual property portfolio may provide little deterrent value.
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
In addition, many companies are devoting significant resources to obtaining patents that could affect many aspects of our business, and our competitors and others may have significantly larger and more mature patent portfolios than we have. Since we do not have, and are not attempting to develop, a significant patent portfolio, this may prevent us from deterring patent infringement claims as well as limit our ability to develop product enhancements that are similar to patented third-party technology.
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
Our role as a provider of cloud-based solutions, including website hosting services, domain registration services and email marketing, may subject us to potential liability for the activities of our subscribers on or in connection with their websites or domain names or for the data they store on or send using our servers. Although our subscriber terms of use prohibit illegal use of our services by our subscribers and permit us to take down websites or take other appropriate actions for illegal use, subscribers may nonetheless engage in prohibited activities or upload, transmit or store content with us in violation of applicable law, third-party rights, or the subscriber’s own policies, which could subject us to liability.
Several U.S. federal statutes may apply to us with respect to various subscriber activities:

•
the Digital Millennium Copyright Act of 1998, or DMCA, provides recourse for owners of copyrighted material who believe that their rights under U.S. copyright law have been infringed on the Internet. Under the DMCA, based on our current business activity as an online service provider that does not monitor, own or control website content posted by our subscribers, we generally are not liable for copyright infringing content posted by our subscribers or other third parties, provided that we follow the procedures for handling copyright infringement claims set forth in the DMCA. Generally, if we receive a proper notice from, or on behalf of, a copyright owner alleging infringement of copyrighted material located on websites we host, and we fail to expeditiously remove or disable access to the allegedly infringing material or otherwise fail to meet the requirements of the safe harbor provided by the DMCA, the copyright owner may seek to impose liability on us. We have in the past faced, and could in the future face, liability for copyright infringement due to technical mistakes in complying with the detailed DMCA take-down procedures.

•
the Communications Decency Act of 1996, or CDA, generally protects interactive computer service providers such as us, from liability for certain online activities of their customers, such as the publication of defamatory or other objectionable content. As an interactive computer services provider, we do not monitor hosted websites or prescreen the content placed by our subscribers on their sites. Accordingly, under the CDA, we are generally not responsible for the subscriber-created content hosted on our servers. However, the CDA does not apply in foreign jurisdictions, and proposed legislation now or in the future may reduce the immunity provided to us by the CDA, which could require us to develop or purchase tools that automatically screen for certain types of customer content, which would likely be expensive and time-consuming. Further, despite the CDA, we may nonetheless be brought into disputes between our subscribers and third parties which would require us to devote management time and resources to resolve such matters. We could also be the target of negative publicity about these types of disputes or about our hosting of websites or facilitating of email messages containing objectionable content (including, for example, alleged terrorist or racist content), particularly since there has recently been increasing pressure on companies providing social media platforms and other technology companies to screen for and remove these types of content. Such publicity could also have an adverse effect on our reputation and therefore our business.

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
We may face liability in connection with ownership or control of subscriber accounts, domain names or email contact lists or in connection with domain names we own.
As a provider of cloud-based solutions, including as a registrar of domain names and related services, we may face liability or costs related to ownership or control of subscriber accounts, websites, domain names or email contact lists, or in connection with domain names we own, including the following:

•	Liability for our failure to renew a subscriber’s domain or for our role in the wrongful transfer of control or ownership of accounts, websites or domain names;

•	Liability for other forms of account, website or domain name “hijacking,” including misappropriation by third parties of subscriber accounts, websites or domain names;

•
Liability for providing the identity and contact details of a domain name registrant who has purchased our domain privacy service, even though our terms of service reserve the right to provide the underlying WHOIS information and/or to cancel privacy services on domain names in certain circumstances;

•	Liability for trademark infringement if one or more domain names in our domain name portfolios that we own and provide for resale is alleged to violate another party’s trademark

•
Liability for the infringement of third party trademarks or copyrights if advertisements displayed on websites associated with domains registered by us contain allegedly infringing content placed by third parties.

Occasionally a subscriber may register a domain name that is identical or similar to another party’s trademark or the name of a living person. Disputes involving registration or control of domain names are often resolved through the Uniform

Domain Name Dispute Resolution Policy, or UDRP, ICANN’s administrative process for domain name dispute resolution, or through litigation under the Anticybersquatting Consumer Protection Act, or ACPA, or under general theories of trademark infringement or dilution. The UDRP generally does not impose liability on registrars, and the ACPA provides that registrars may not be held liable for registering or maintaining a domain name absent a showing of bad faith, intent to profit or reckless disregard of a court order by the registrar. However, we may face liability if we fail to comply in a timely manner with procedural requirements under these rules. In addition, these processes typically require at least limited involvement by us and, therefore, could result in increased costs for us.
We are subject to export controls and economic sanctions laws that could impair our ability to compete in international markets and subject us to liability if we are not in full compliance with applicable laws.
Our business activities are subject to various restrictions under U.S. export controls and trade and economic sanctions laws, including the U.S. Commerce Department’s Export Administration Regulations and economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control, or OFAC, which prohibit certain transactions with U.S. embargoed or sanctioned countries, governments, persons and entities.
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
The global nature of our business requires us (including our employees and business partners or agents acting on our behalf) to comply with laws and regulations that prohibit bribery and corruption anywhere in the world. The U.S. Foreign Corrupt Practices Act, or the FCPA, the U.K. Bribery Act 2010, or the Bribery Act, and similar anti-bribery laws in India, Brazil or other jurisdictions where we do business generally prohibit companies and their intermediaries from making improper payments to government officials and other persons for the purpose of obtaining or retaining business or an improper business advantage. In addition, the FCPA requires public companies to maintain records that accurately and fairly represent their transactions and have an adequate system of internal accounting controls. We currently operate in areas of the world that have a reputation for heightened risks of corruption and, in certain circumstances, compliance with anti-bribery laws may conflict with local customs and practices. In addition, changes in laws could result in increased regulatory requirements and compliance costs which could adversely affect our business, financial condition and results of operations. We cannot assure that our employees, business partners or other agents will not engage in prohibited conduct and expose us to the risk of liability under the FCPA, the Bribery Act, or other anti-bribery laws. If we are found to be in violation of the FCPA, the Bribery Act or other anti-bribery laws, we could suffer criminal and civil penalties, other sanctions, and reputational damage, which could have a material adverse effect on our business.
Impairment of goodwill and other intangible assets would result in a decrease in earnings.
Current accounting rules provide that goodwill and other intangible assets with indefinite useful lives may not be amortized, but instead must be tested for impairment at least annually. These rules also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Additionally, a reorganization or change in the number of reporting units could result in the reassignment of goodwill between reporting units and may trigger an impairment assessment. We have substantial goodwill and other intangible assets, and we would be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or intangible assets is determined. Any impairment charges or changes to the estimated amortization periods could have a material adverse effect on our financial results. We recorded charges for impairment of goodwill and other intangible assets during 2016 and 2017, and it is possible we will record additional impairment charges in the future.
Risks Related to Our Substantial Indebtedness
Our substantial level of indebtedness could materially and adversely affect our financial condition.
We now have, and expect to continue to have, significant indebtedness that could result in a material and adverse effect on our business. As of December 31, 2017, we had approximately $2.0 billion of aggregate indebtedness, net of original issue discounts of $25.8 million and deferred financing costs of $37.7 million. Under our new first lien term loan facility entered into on June 14, 2017, which refinanced our prior first lien term loan facilities, we are required to repay approximately $8.5 million of principal at the end of each quarter and are required to pay accrued interest upon the maturity of each interest accrual period. We estimate that our interest payments on our new first lien term loan facility will be approximately $96.1 million for 2018. The interest accrual periods under our new first lien term loan facility and our revolving credit facility (which we refer to collectively as our "Senior Credit Facilities") are typically three months in duration, except for LIBOR-based revolver loans, which are generally one or three months in duration. The actual amounts of our debt servicing payments vary based on the amounts of indebtedness outstanding, whether we borrow on a LIBOR or base rate basis, the applicable interest accrual periods and the applicable interest rates, which vary based on prescribed formulas. We are also required to pay accrued interest on the Notes on a semi-annual basis. We paid approximately $38.1 million of interest on the Notes during the year ended December 31, 2017.
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
As a result, we may be restricted from engaging in business activities that may otherwise improve our business or from financing future operations or capital needs. We are also required to comply with a financial covenant to maintain a maximum ratio of consolidated senior secured net indebtedness to an adjusted consolidated EBITDA measure. Failure to comply with the covenants, if not cured or waived, could result in an event of default that could trigger acceleration of our indebtedness, which would require us to repay all amounts owing under our Senior Credit Facilities and the Notes and could have a material adverse impact on our business. Our Senior Credit Facilities and the indenture governing the Notes also contain provisions that trigger repayment obligations, including in some cases upon a change of control, as well as various representations and warranties which, if breached, could lead to events of default. We cannot be certain that our future operating results will be sufficient to ensure compliance with the covenants in our Senior Credit Facilities or the indenture governing the Notes or to remedy any defaults under our Senior Credit Facilities or the indenture governing the Notes. In addition, in the event of any event of default and related acceleration, we may not have or be able to obtain sufficient funds to make any accelerated payments.
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
The trading price of our common stock has been and may in the future be subject to substantial price volatility. As a result of this volatility, our stockholders could incur substantial losses. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including the factors listed below and other factors described in this “Risk Factors” section:

•	low trading volume, which could cause even a small number of purchases or sales of our stock to have an impact on the trading price of our common stock;

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of comparable companies;

•	actual or anticipated changes in our earnings or any financial projections we may provide to the public, or fluctuations in our operating results;

•
changes in expectations for, or evaluations of, our stock by securities analysts, or decisions by securities or industry analysts not to publish or to cease publishing research or reports about us, our business or our market;

•	ratings changes by debt ratings agencies;

•	short sales, hedging and other derivative transactions involving our capital stock;

•	announcements of technological innovations, new products, strategic alliances, or significant agreements by us or by our competitors;

•	litigation or regulatory proceedings involving us; and

•	recruitment or departure of key personnel.
Securities class action litigation is sometimes brought against companies that experience periods of volatility in the market price of their securities. In May 2015, a class action securities lawsuit was filed against us, and in August 2015, a separate class action securities lawsuit was filed against Constant Contact; both lawsuits remain pending. In the future we may be the target of additional securities litigation related to volatility in our stock, which could result in substantial costs and divert management’s attention and resources from our business.
Future sales of shares of our common stock could cause the market price of our common stock to drop significantly, even if our business is doing well.
A substantial portion of our issued and outstanding common stock can be traded without restriction at any time, and the remaining shares of our issued and outstanding common stock can be sold subject to volume limitations and other requirements applicable to affiliate sales under the federal securities laws. As such, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. In addition, we have registered 38,000,000 shares of common stock that have been issued or reserved for future issuance under our Amended and Restated 2013 Stock Incentive Plan and 14,346,830 shares of common stock that have been issued or reserved for future issuance under our Constant Contact, Inc. Second Amended and Restated 2011 Stock Incentive Plan. Of these shares, as of December 31, 2017, a total of 25,317,176 shares of our common stock are subject to outstanding options, restricted stock units and restricted stock awards, of which 14,661,394 shares are exercisable or have vested. The exercise of these options or the vesting of restricted stock units and shares of restricted stock and the subsequent sale of the common stock underlying such options or upon the vesting of such restricted stock units and restricted stock awards could cause a decline in our stock price. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. We cannot predict the size of future issuances or the effect, if any, that any future issuances may have on the market price for our common stock.
In addition, holders of an aggregate of 65,693,919 shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Once we register these shares, they can be freely sold in the public market upon issuance, subject to any applicable vesting requirements.

Insiders have substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control.
As of December 31, 2017, our directors, executive officers and their affiliates beneficially own, in the aggregate, 49.9% of our issued and outstanding common stock. Specifically, investment funds and entities affiliated with Warburg Pincus own, in the aggregate, 36.6% of our issued and outstanding common stock, and investment funds and entities affiliated with Goldman Sachs own, in the aggregate, approximately 10.7% of our issued and outstanding common stock. As a result, these stockholders, if they act together, could have significant influence over the outcome of matters submitted to our stockholders for approval. Our stockholders’ agreement contains agreements among the parties with respect to certain matters, including the election of directors, and certain restrictions on our ability to effect specified corporate transactions. If these stockholders were to act together, they could have significant influence over the management and affairs of our company. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock. In particular, the significant ownership interest of investment funds and entities affiliated with Warburg Pincus and Goldman Sachs in our common stock could adversely affect investors’ perceptions of our corporate governance practices.
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

•
requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our board of directors, subject to limited exceptions set forth in our stockholders agreement;

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

•
providing that for so long as investment funds and entities affiliated with Warburg Pincus have the right to designate at least one director for election to our board of directors and for so long as investment funds and entities affiliated with Goldman Sachs have the right to designate one director for election to our board of directors, in each case, a quorum of our board of directors will not exist without at least one director designee of each of Warburg Pincus and Goldman Sachs present at such meeting, subject to limited exceptions set forth in our stockholders agreement;

•
limiting the determination of the number of directors on our board of directors and the filling of vacancies or newly created seats on the board to our board of directors then in office; subject to limited exceptions set forth in our stockholders agreement; and

•
providing that directors may be removed by stockholders only for cause by the affirmative vote of the holders of at least 75% of the votes that all our stockholders would be entitled to cast in an annual election of directors; provided that any director designated by investment funds and entities affiliated with either Warburg Pincus or Goldman Sachs may be removed with or without cause only by Warburg Pincus or Goldman Sachs, respectively.

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
Investment funds and entities affiliated with Warburg Pincus or Goldman Sachs, together, hold a significant interest in our company. Warburg Pincus, Goldman Sachs and their respective affiliates have other investments and business activities in addition to their ownership of our company. Warburg Pincus, Goldman Sachs and their respective affiliates have the right, and have no duty to abstain from exercising the right, to engage or invest in the same or similar businesses as us. To the fullest extent permitted by law, we have, on behalf of ourselves, our subsidiaries and our and their respective stockholders, renounced any interest or expectancy in, or in being offered an opportunity to participate in, any business opportunity that may be presented to Warburg Pincus, Goldman Sachs or any of their respective affiliates, partners, principals, directors, officers, members, managers, employees or other representatives, and no such person has any duty to communicate or offer such business opportunity to us or any of our subsidiaries or shall be liable to us or any of our subsidiaries or any of our or its stockholders for breach of any duty, as a director or officer or otherwise, by reason of the fact that such person pursues or acquires such business opportunity, directs such business opportunity to another person or fails to present such business opportunity, or information regarding such business opportunity, to us or our subsidiaries, unless, in the case of any such person who is a director or officer of ours, such business opportunity is expressly offered to such director or officer in writing solely in his or her capacity as a director or officer of ours.
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
As of December 31, 2017, we leased approximately 115,000 square feet of office space located in Burlington, Massachusetts, which serves as our corporate headquarters, under a lease that expires in March 2026.
Our web presence segment used additional offices and data centers, primarily:

•	approximately 387,000 square feet of leased office space in the United States located primarily in Arizona, Ohio, Texas, Utah and Washington;

•	approximately 60,000 square feet of leased office space outside of the United States located primarily in Brazil, China, India, and the Netherlands;

•	approximately 57,000 square feet of office and data center space we own in Utah; and

•	leased and co-located data center space located primarily in Massachusetts and Texas, with approximately 2,560 kilowatts of power under contract.
Our domain segment used additional offices and data centers, primarily:

•	approximately 87,000 square feet of leased office space outside of the United States located primarily in India; and

•	leased and co-located data center space located primarily in Texas, India and Hong Kong, with approximately 400 kilowatts of power under contract.
Our email marketing segment used additional offices and data centers, primarily:

•	approximately 236,000 square feet of leased office space in the United States located primarily in Massachusetts, Colorado and New York; and

•	leased and co-located data center space located primarily in Massachusetts and Texas, with approximately 750 kilowatts of power under contract.
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
On May 4, 2015, Christopher Machado, a purported holder of our common stock, filed a civil action in the United States District Court for the District of Massachusetts against us and our former chief executive officer and our former chief financial officer, captioned Machado v. Endurance International Group Holdings, Inc., et al., Civil Action No. 1:15-cv-11775-GAO. The plaintiff filed an amended complaint on December 8, 2015, and a second amended complaint on March 18, 2016. We moved to dismiss the second amended complaint, but before the court ruled on our motion, with our assent, the plaintiff filed a third amended complaint on June 30, 2017. In the third amended complaint, plaintiffs Christopher Machado and Michael Rubin allege claims for violations of Section 10(b) and 20(a) of the Exchange Act, and Sections 11, 12(a)(2), and 15 of the Securities Act, on behalf of a purported class of purchasers of our securities between October 25, 2013 and December 16, 2015, including persons or entities who purchased or acquired our shares pursuant or traceable to the registration statement and prospectus issued in connection with our October 25, 2013 initial public offering. The plaintiffs challenge as false or misleading certain of our disclosures about the total number of subscribers, average revenue per subscriber, the number of customers paying over $500 per year for our products and services, and the average number of products sold per subscriber. The plaintiffs seek, on behalf of themselves and the purported class, compensatory damages, rescissory damages as to class members who purchased shares pursuant to the offering and the plaintiffs' costs and expenses of litigation. We moved to dismiss the third amended complaint on August 29, 2017. The plaintiffs' memorandum in opposition to our motion to dismiss was filed on October 30, 2017, and our reply memorandum was filed on December 14, 2017. On January 12, 2018, the parties filed a joint motion to stay all proceedings pending the outcome of a mediation between the parties scheduled for February 23, 2018. We and the individual defendants intend to deny any liability or wrongdoing and to vigorously defend all claims asserted. We cannot, however, make any assurances as to the outcome of the proceeding.
Constant Contact
On December 10, 2015, Constant Contact received a subpoena from the Boston Regional Office of the SEC, requiring the production of documents pertaining to Constant Contact’s sales, marketing, and customer retention practices, as well as periodic public disclosure of financial and operating metrics. We are fully cooperating with the SEC’s investigation. As discussed above, we are in discussions with the Boston Regional Office regarding a potential resolution of its investigation, and have reserved $8 million in connection with a potential resolution of both this investigation and the Endurance investigation discussed above. We currently expect that any settlement arising from the SEC investigation of Constant Contact will involve asserted scienter-based claims. In addition, we can make no assurances as to whether the investigation will be resolved by agreement and/or the time or resources that will need to be devoted to this investigation or its final outcome, or the impact, if any, of this investigation or any related legal or regulatory proceedings on our business, financial condition, results of operations and cash flows.
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
In August 2012, RPost Holdings, Inc., RPost Communications Limited and RMail Limited, or collectively, RPost, filed a complaint in the United States District Court for the Eastern District of Texas that named Constant Contact as a defendant in a lawsuit. The complaint alleged that certain elements of Constant Contact’s email marketing technology infringe five patents held by RPost. RPost sought an award for damages in an unspecified amount and injunctive relief. In February 2013, RPost amended its complaint to name five of Constant Contact’s marketing partners as defendants. Under Constant Contact’s contractual agreements with these marketing partners, Constant Contact is obligated to indemnify them for claims related to patent infringement. Constant Contact filed a motion to sever and stay the claims against its partners and multiple motions to dismiss the claims against it. In January 2014, the case was stayed pending the resolution of certain state court and bankruptcy actions involving RPost, to which Constant Contact is not a party. Meanwhile, RPost asserted the same patents it asserted against Constant Contact in litigation against GoDaddy. In June 2016, GoDaddy succeeded in invalidating all of those RPost patents, with Endurance filing an amicus brief in the Federal Circuit in support of GoDaddy’s position in November 2016.  RPost’s efforts to appeal, including filing a writ of certiorari with the United States Supreme Court, which was denied on December 11, 2017, were unsuccessful. All claims asserted by RPost against Constant Contact in December 2012 thus remain invalid except for one claim from one patent which RPost did not assert against GoDaddy. Constant Contact has notified RPost that Constant Contact believes the remaining claim is invalid in light of the other litigation that RPost lost.  On December 12, 2017, Constant Contact moved to lift the stay in the District Court order to file a Motion for Judgment on the Pleadings invalidating all of the RPost patents-in-suit.  While this motion was pending, RPost voluntarily dismissed all of its patent claims against Constant Contact and the defendant marketing partners of Constant Contact on December 29, 2017.  On January 19, 2018, the district court entered an order dismissing the lawsuit.
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

	High	Low
Year Ended December 31, 2016
First Quarter	$11.86	$7.45
Second Quarter	$11.55	$8.37
Third Quarter	$9.29	$6.55
Fourth Quarter	$9.75	$6.60
Year Ended December 31, 2017
First Quarter	$9.85	$7.45
Second Quarter	$8.80	$6.20
Third Quarter	$9.35	$7.18
Fourth Quarter	$9.50	$7.65
Stockholders
As of January 31, 2018, there were approximately 33 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.
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
Securities Authorized for Issuance Under Equity Compensation Plan
The information concerning our equity compensation plan is incorporated by reference from the information in our Proxy Statement for our 2018 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

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

The graph set forth below compares the cumulative total return on our common stock to the cumulative total return of the NASDAQ Composite Index and the RDG Internet Composite Index from October 25, 2013 (the first date that shares of our common stock were publicly traded) through December 31, 2017. The comparison assumes $100 was invested after the market closed on October 25, 2013 in our common stock, and each of the foregoing indices, and it assumes the reinvestment of dividends, if any.
The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

*$100 invested on 10/25/13 in stock or 9/30/13 in index, including investment dividends.
Fiscal year ending December 31.

	10/25/2013	12/31/2013	3/31/2014	6/30/2014	9/30/2014	12/31/2014	3/31/2015	6/30/2015	9/30/2015	12/31/2015	3/31/2016	6/30/2016	9/30/2016	12/31/2016	3/31/2017	6/30/2017	9/30/2017	12/31/2017
Endurance International Group Holdings, Inc.	$100.00	$126.04	$115.64	$135.91	$144.62	$163.82	$169.42	$183.64	$118.76	$97.16	$93.60	$79.91	$77.78	$82.67	$69.78	$74.22	$72.89	$74.67
NASDAQ Composite Index	$100.00	$111.18	$112.27	$118.33	$120.71	$127.24	$131.81	$134.77	$125.36	$136.07	$132.86	$132.48	$145.28	$146.95	$161.91	$168.61	$178.54	$190.20
RDG Internet Composite Index	$100.00	$118.76	$113.69	$118.29	$122.31	$115.69	$124.20	$129.45	$135.12	$163.23	$156.35	$158.57	$181.70	$171.45	$196.64	$214.09	$226.89	$246.62

Item 6. Selected Consolidated Financial Data
The consolidated statements of operations data for the years ended December 31, 2015, 2016 and 2017, and the consolidated balance sheet data as of December 31, 2016 and 2017, are derived from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the year ended December 31, 2013 and 2014, and the consolidated balance sheet data as of December 31, 2013, 2014 and 2015, are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in any future period. The comparability of the information in the table below is affected by acquisitions we completed during the periods shown, particularly the acquisition of Constant Contact in February 2016 and the related increase in our indebtedness to finance that acquisition. You should read the following selected consolidated financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31, 2013	Year Ended December 31, 2014	Year Ended December 31, 2015	Year Ended December 31, 2016	Year Ended December 31, 2017
	(in thousands, except per share and share information)
Consolidated Statements of Operations Data:
Revenue	$520,296	$629,845	$741,315	$1,111,142	$1,176,867
Cost of revenue (1)	350,103	381,488	425,035	583,991	603,930
Gross profit	170,193	248,357	316,280	527,151	572,937
Operating expense:
Sales and marketing	117,689	146,797	145,419	303,511	277,460
Engineering and development(4)	23,205	19,549	26,707	87,601	78,772
General and administrative (3)	92,347	69,533	90,968	175,379	164,745
Impairment of goodwill	—	—	—	—	12,129
Total operating expense (2)	233,241	235,879	263,094	566,491	533,106
Income (loss) from operations	(63,048)	12,478	53,186	(39,340)	39,831
Total other expense, net	(98,327)	(57,083)	(52,974)	(150,450)	(157,006)
Income (loss) before income taxes and equity earnings of unconsolidated entities	(161,375)	(44,605)	212	(189,790)	(117,175)
Income tax expense (benefit)	(3,596)	6,186	11,342	(109,858)	(17,281)
Loss before equity earnings of unconsolidated entities	(157,779)	(50,791)	(11,130)	(79,932)	(99,894)
Equity loss (income) of unconsolidated entities, net of tax	2,067	61	14,640	1,297	(110)
Net loss	(159,846)	(50,852)	(25,770)	(81,229)	(99,784)
Net loss attributable to non-controlling interest	(659)	(8,017)	—	(8,398)	7,524
Net loss attributable to Endurance International Group Holdings, Inc.	$(159,187)	$(42,835)	$(25,770)	$(72,831)	$(107,308)
Net loss per share attributable to Endurance International Group Holdings, Inc. basic and diluted	$(1.55)	$(0.34)	$(0.20)	$(0.55)	$(0.78)
Weighted average shares used to compute net loss per share attributable to Endurance International Group Holdings, Inc. basic and diluted	102,698,773	127,512,346	131,340,557	133,415,732	137,322,201

(1)
Includes stock-based compensation expense of $126,000, $0.5 million, $2.0 million, $5.9 million and $6.1 million, for the years ended December 31, 2013, 2014, 2015, 2016, and 2017, respectively. Also includes amortization expense of $105.9 million, $102.7 million, $91.1 million, $143.6 million and $140.4 million for the years ended December 2013, 2014, 2015, 2016, and 2017, respectively. It also includes impairment of intangible assets of $18.7 million for the year ended December 31, 2017.

(2)
Includes stock-based compensation expense of $10.6 million, $15.5 million, $27.9 million, $52.4 million and $53.9 million for the years ended December 31, 2013, 2014, 2015, 2016, and 2017, respectively.

(3)	Includes transaction expenses of $38.7 million, $4.8 million, $9.6 million, $32.3 million, and $0.8 million for the years ended December 31, 2013, 2014, 2015, 2016, and 2017, respectively.

(4)	Includes impairment of intangible assets of $9.0 million for the year ended December 31, 2016.

	2013	2014	2015	2016	2017
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$66,815	$32,379	$33,030	$53,596	$66,493
Property and equipment, net	49,715	56,837	75,762	95,272	95,452
Working capital (deficit)	(160,511)	(274,726)	(370,335)	(362,677)	(359,222)
Total assets	1,580,938	1,746,043	1,802,500	2,756,274	2,601,086
Current and long-term debt, net of original issuance discounts and deferred financing costs (1)	1,046,945	1,086,475	1,092,385	1,986,980	1,892,245
Current and long-term capital lease obligations	—	8,095	13,081	7,202	15,349
Total stockholders’ equity	155,262	174,496	179,674	124,383	83,005

(1) Net of deferred financing costs of $0.4 million, $0.4 million, $1.0 million, $43.3 million and $37.7 million for the years ended December 31, 2013, 2014, 2015 and 2016 and 2017, respectively, for the Company's retrospective adoption of ASU 2015-03: Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The years ended December 31, 2016 and 2017 are also net of original issuance discount of $25.9 million and $25.8 million, respectively.

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
Overview

We are a leading provider of cloud-based platform solutions designed to help small- and medium-sized businesses, or SMBs, succeed online. We serve approximately 5.051 million subscribers globally with a range of products and services that help SMBs get online, get found and grow their businesses.

All of our products and services fall into one of our three reportable segments, as follows:
Web Presence. Our web presence segment consists primarily of our web hosting brands, such as Bluehost and HostGator, and related products such as domain names, website security, website design tools and services, and e-commerce products.
Domain. Our domain segment consists of domain-focused brands such as Domain.com, ResellerClub and LogicBoxes as well as certain web hosting brands that are under common management with our domain-focused brands. This segment sells domain names and domain management services to resellers and end users, as well as premium domain names, and also generates advertising revenue from domain name parking. It also resells domain names and domain management services to our web presence segment.
Email Marketing. Our email marketing segment consists of Constant Contact email marketing tools and related products and our SinglePlatform digital storefront solution.

Our 2017 financial results reflected a year of transition as we turned our focus to attracting subscribers with higher long-term revenue potential and on improving the product, customer support and user experience for key strategic brands. Changes in revenue, net loss and net cash provided by operating activities are summarized below (in thousands):

	Year Ended December 31, 2016	Year Ended December 31, 2017
Revenue	$1,111,142	$1,176,867
Net loss	$(81,229)	$(99,784)
Net cash provided by operating activities	$154,961	$201,273

•
Revenue grew by 6% from 2016 due to higher revenue in our email marketing segment, which was driven primarily by a full year of Constant Contact revenue contribution in 2017 and the impact in 2016 of the write-down of Constant Contact deferred revenue to fair value as of the acquisition date, which we refer to as the Constant Contact purchase accounting adjustment. This increase in email marketing revenue offset revenue declines in the web presence and domain segments.

•
Net loss widened in 2017 as compared to 2016, primarily due to lower income tax benefits and higher goodwill and other long-term asset impairment charges relative to 2016. These factors were partially offset by lower acquisition transaction costs and greater operating profits in our email marketing segment.

•
Net cash provided by operating activities grew by 30%, and was positively impacted by cash flows from the email marketing segment as well as lower acquisition and restructuring related payments relative to 2016. Our growth in cash flows allowed us to make voluntary debt principal payments of $66.0 million in 2017, which were in addition to required debt principal payments of $34.4 million made during the year.

On December 22, 2017, the U.S. enacted the 2017 Tax Cuts and Jobs Act, or the 2017 Tax Act. Among other things, the 2017 Tax Act makes changes to U.S. federal tax rates; imposes significant additional limitations on the deductibility of interest; imposes additional limitations on the utilization of net operating losses and the deductibility of executive compensation; allows for the expensing of certain capital expenditures; makes a number of changes impacting operations outside of the United States (including, but not limited to, the imposition of a one-time tax on accumulated post-1986 deferred foreign income that has not previously been subject to tax); and modifies the treatment of certain intercompany transactions. We have substantially completed our analysis of the 2017 Tax Act, and determined that, in the near term, our non-cash deferred tax expenses will be favorably impacted due to the reduced tax rate, which led to a $16.9 million deferred tax benefit for fiscal year 2017, and our future deferred tax expenses associated with our net deferred tax liabilities will be reduced. Our longer-term current, or cash-based, income taxes will be unfavorably impacted by the disallowance of a portion of our interest expense, which will likely be partially offset by other provisions of the new law. We do not expect a meaningful change in our cash-based taxes in the next twelve months due to the net operating losses we have available to offset our U.S. taxable income.

Our total subscriber base decreased during 2017, due primarily to subscriber attrition in our non-strategic brands. These non-strategic brands are principally hosting brands, but also include our cloud backup brands and certain other products that we launched in in the past several years but have either discontinued or no longer actively market, which we refer to as "gateway" products. Subscriber counts are decreasing in these brands, and we are managing them to optimize cash flow rather than to acquire new subscribers. These brands had a negative impact on cash billings, changes in deferred revenue, revenue and subscriber growth in 2017. We expect total subscribers to continue to decrease for the foreseeable future.

We continue to be affected by competitive pressures across our business. In particular, we have seen increased competition for new subscribers through our marketing channels, which has resulted in higher costs to acquire new subscribers in 2017 as compared to 2016. Our focus in 2017 on acquiring subscribers with higher long-term revenue potential, which tend to be more expensive to acquire, has also contributed to increased subscriber acquisition costs.

In 2018, we plan to make engineering investments across our web presence, email marketing and domain businesses. We expect that these investments will focus primarily on enhancing our product capabilities and user experience. We also intend to invest in simplifying and integrating our operations in order to allow us to operate more effectively and efficiently.
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
The table below summarizes total subscribers, ARPS and Adjusted EBITDA by segment for the periods presented (in thousands, except ARPS). For a discussion of free cash flow, see "Liquidity and Capital Resources."

	Year Ended December 31,
	2015	2016	2017
Consolidated metrics:
Total subscribers	4,669	5,371	5,051
Average subscribers	4,358	5,283	5,211
Average revenue per subscriber	$14.18	$17.53	$18.82
Adjusted EBITDA	$219,249	$288,396	$350,814

Web presence segment metrics:
Total subscribers	4,186	4,198	3,849
Average subscribers	3,972	4,233	4,024
Average revenue per subscriber	$12.52	$12.77	$13.29
Adjusted EBITDA	$194,611	$153,766	$158,187

Email marketing segment metrics:
Total subscribers	—	544	519
Average subscribers	—	494	531
Average revenue per subscriber	$—	$55.11	$62.92
Adjusted EBITDA	$—	$116,261	$185,869

Domain segment metrics:
Total subscribers	483	629	683
Average subscribers	386	556	656
Average revenue per subscriber	$31.22	$20.34	$16.98
Adjusted EBITDA	$24,638	$18,369	$6,758

Figures for the year ended December 31, 2016 include the impact of Constant Contact since February 10, 2016, the day after the closing of the acquisition.

Total Subscribers

We define total subscribers as the approximate number of subscribers that, as of the end of a period, are identified as subscribing directly to our products on a paid basis, excluding accounts that access our solutions via resellers or that purchase only domain names from us. Subscribers of more than one brand, and subscribers with more than one distinct billing relationship or subscription with us, are counted as separate subscribers. Total subscribers for a period reflects adjustments to add or subtract subscribers as we integrate acquisitions and/or are otherwise able to identify subscribers that meet, or do not meet, this definition of total subscribers. We refer to these adjustments in this discussion of total subscribers as “Adjustments.” For the fourth quarter of 2017, Adjustments had a net negative impact on our total subscriber count of approximately 700 subscribers, which consisted of net negative Adjustments of approximately 65,600 to core subscribers, offset by net positive Adjustments of approximately 64,900 to light web presence subscribers, which are further discussed below. For 2017 as a whole, Adjustments had a net positive impact of approximately 7,000 subscribers, as shown in the table below.

Most of our web presence segment subscribers have hosting subscriptions, but web presence subscribers also include customers who do not have a web hosting subscription but subscribe to other non-hosting services such as email or domain privacy. These subscribers generally have lower-priced subscriptions than hosting subscribers.

Domain segment subscribers mostly consist of customers who have a domain name subscription as well as a subscription to another product, such as domain privacy, or a basic hosting or email service that is bundled with their domain subscription. We refer to these subscribers, along with the non-hosting web presence segment subscribers discussed above, as "light web presence" subscribers. Light web presence subscribers generally have lower long-term revenue potential than other subscribers. As of December 31, 2017, we had a total of approximately 580,000 light web presence subscribers, a majority of which were associated with our domain segment. Also included as domain segment subscribers are hosting customers of our BigRock and HostGator India brands and certain other small web hosting brands that are under common management with our domain-focused brands.

The table below shows the approximate sources of changes in our total subscriber count by segment during 2016 and 2017 (all numbers in thousands). “Acquisitions” refers to the number of total subscribers we acquired due to acquisitions that we completed during the relevant year, as measured at the time of the acquisition. Adjustments below are shown on a full year basis.

	Web Presence	Domain	Email Marketing	Total
	# subscribers	# subscribers	# subscribers	# subscribers
Total Subscribers - December 31, 2015	4,186	483	—	4,669
Acquisitions	86	—	566	652
Light web presence subscribers	—	62	—	62
Adjustments	(12)	71	—	59
Core subscriber growth	(62)	13	(22)	(71)
Total Subscribers - December 31, 2016	4,198	629	544	5,371
Acquisitions	—	—	—	—
Light web presence subscribers	16	18	—	34
Adjustments	(19)	26	—	7
Core subscriber growth	(346)	10	(25)	(361)
Total Subscribers - December 31, 2017	3,849	683	519	5,051
The decrease in total subscribers from 5.371 million at December 31, 2016 to 5.051 million at December 31, 2017 was driven primarily by subscriber losses in non-strategic brands in our web presence segment and, to a lesser extent, by subscriber losses in our email marketing segment. The decrease was partially offset by increases in light web presence subscribers in the domain and web presence segments, and by positive Adjustments in the domain segment, which were primarily related to light web presence subscribers.

The increase in total subscribers from 4.669 million at December 31, 2015 to 5.371 million at December 31, 2016 was primarily attributable to the acquisition of Constant Contact and other acquisitions during 2016. Positive Adjustments in the domain segment, which increased the number of light web presence subscribers, and other increases in light web presence subscribers within the domain segment also contributed. The increase was partially offset by core subscriber losses in the web presence segment.

We expect total subscribers to continue to decrease during 2018, due primarily to the impact of subscriber churn in non-strategic web presence brands.
Average Revenue per Subscriber

We calculate average revenue per subscriber, or ARPS, as the amount of revenue we recognize in a period, including marketing development funds and other revenue not received from subscribers, divided by the average of the number of total subscribers at the beginning of the period and at the end of the period, which we refer to as average subscribers for the period, divided by the number of months in the period. For our web presence and email marketing segments, we believe ARPS is an indicator of our ability to optimize our mix of products, services and pricing to both new and existing subscribers. For our domain segment, ARPS may fluctuate from period to period due to changes in the amount of non-subscriber based revenue, reseller activity and other factors impacting this segment as discussed in more detail below.

The following table reflects the calculation of ARPS (all data in thousands, except ARPS data):

	Year Ended December 31,
	2015	2016	2017
Consolidated revenue	$741,315	$1,111,142	$1,176,867
Consolidated total subscribers	4,669	5,371	5,051
Consolidated average subscribers for the period	4,358	5,283	5,211
Consolidated average revenue per subscriber (ARPS)	$14.18	$17.53	$18.82

Web presence revenue	$596,687	$648,732	$641,993
Web presence subscribers	4,186	4,198	3,849
Web presence average subscribers	3,972	4,233	4,024
Web presence ARPS	$12.52	$12.77	$13.29

Email marketing revenue	$—	$326,808	$401,250
Email marketing subscribers	—	544	519
Email marketing average subscribers	—	494	531
Email marketing ARPS	$—	$55.11	$62.92

Domain revenue	$144,628	$135,602	$133,624
Domain subscribers	483	629	683
Domain average subscribers	386	556	656
Domain ARPS	$31.22	$20.34	$16.98

ARPS does not represent an exact measure of the average amount a subscriber spends with us each month, because our calculation of ARPS includes all of our revenue, including revenue generated by non-subscribers, in the numerator. We have three principal sources of non-subscriber revenue:

•
Revenue from domain-only customers. Our web presence and domain segments each earn revenue from domain-only customers. For our web presence segment, 0.8% of our fiscal year 2017 revenue was earned from domain only customers. For our domain segment, approximately 4.6% of our revenue for fiscal year 2017 was earned from domain only customers.

•
Domain monetization revenue. This consists principally of revenue from our BuyDomains brand, which provides premium domain name products and services, and, to a lesser extent, revenue from advertisements placed on unused domains (often referred to as “parked” pages) owned by us or our customers. A significant portion of this revenue is associated with our domain segment.

•	Revenue from marketing development funds. Marketing development funds are the amounts that certain of our partners pay us to assist in and incentivize our marketing of their products.
A portion of our revenue is generated from customers that resell our services. We refer to these customers as “resellers.” We consider these resellers (rather than the end user customers of these resellers) to be subscribers under our total subscribers definition, because we do not have a billing relationship with the end users and cannot determine the number of end users acquiring our services through a reseller. A majority of our reseller revenue is for the purchase of domains and is primarily related to our domain segment. Approximately 40% of domain segment revenue is earned from resellers. Reseller revenue earned by our web presence segment and our email marketing segment has been less than 5% and 1%, respectively, for all periods presented, and fluctuations in reseller revenue have not materially impacted ARPS for these segments.

Comparison of Year Ended December 31, 2016 and 2017: ARPS

For the years ended December 31, 2016 and 2017, consolidated ARPS increased from $17.53 to $18.82, respectively. This increase in ARPS was driven primarily by our email marketing segment, and to a lesser extent, a focus on higher lifetime revenue subscribers in our web presence segment. These increases in ARPS were partially offset by lower ARPS in our domain segment.

Web presence ARPS increased from $12.77 to $13.29 for the year ended December 31, 2017, primarily due to a shift in our marketing programs away from targeting subscribers for our lower priced gateway products, and towards targeting subscribers who have higher lifetime revenue potential. This shift in focus has resulted in a loss of subscribers of lower priced products, resulting in an overall increase in ARPS. Non-subscriber revenue, which includes domain monetization and marketing development funds, increased slightly from $8.4 million for the year ended December 31, 2016 to $8.5 million for the year ended December 31, 2017, causing ARPS to increase by $0.01. Light web presence subscribers, which generally purchase lower priced products, are less than 5% of total subscribers for this segment, and the increase in these subscribers during 2017 did not materially impact ARPS.

Email marketing APRS increased from $55.11 to $62.92 for the year ended December 31, 2017. This increase was primarily due to the Constant Contact purchase accounting adjustment during 2016, which represents the reduction of post-acquisition revenue from the write-down of deferred revenue to fair value as of the acquisition date. The Constant Contact purchase accounting adjustment reduced email marketing segment revenue during the year ended December 31, 2016 by $15.2 million and resulted in a negative impact on ARPS of $2.56. The remaining increase in ARPS was primarily attributable to additional purchases by existing subscribers, including price increases.

Domain APRS decreased from $20.34 to $16.98 for the year ended December 31, 2017. This decrease was primarily due to increases in light web presence subscribers, which generally acquire lower priced products. In addition, a decrease in non-subscriber revenue, including domain monetization and marketing development funds, from $30.1 million for fiscal year 2016 to $27.6 million for fiscal year 2017, decreased ARPS by $1.00.

Comparison of Year Ended December 31, 2015 and 2016: ARPS

Web presence ARPS increased from $12.52 to $12.77 for the year ended December 31, 2016 due primarily to a loss of subscribers of lower priced products, resulting in an overall increase in ARPS. This increase was partially offset by a decrease in non-subscriber revenue, including domain monetization and marketing development funds, from $11.7 million for 2015 to $8.4 million for 2016 which reduced ARPS by $0.08.

Email marketing ARPS was $55.11 for the year ended December 31, 2016, and was adversely impacted by the Constant Contact purchase accounting adjustment, which reduced revenue and negatively impacted recognized revenue for this segment by $15.2 million during the year ended December 31, 2016, resulting in a reduction in ARPS of $2.56.

Domain ARPS decreased from $31.22 to $20.34 for the year ended December 31, 2016. This decrease was primarily due to increases in light web presence subscribers, which generally acquire lower priced products. In addition, a decrease in non-subscriber revenue, including domain monetization and marketing development funds, from $40.4 million for fiscal year 2015 to $30.1 million for fiscal year 2016, decreased ARPS by $4.17. The decrease in non-subscriber revenue was primarily related to fewer high-value domains available for sale in our BuyDomains portfolio as compared to 2015.

  Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss), excluding the impact of interest expense (net), income tax expense (benefit), depreciation, amortization of other intangible assets, stock-based compensation, restructuring expenses, transaction expenses and charges, (gain) loss of unconsolidated entities, impairment of other long-lived assets, and SEC investigations reserve (which refers to an $8.0 million reserve we recorded in the third quarter of 2017 in connection with ongoing discussions with the staff of the Securities and Exchange Commission ("SEC") to resolve potential claims arising from the investigations initiated against Endurance and Constant Contact in December 2015) . We view adjusted EBITDA as a performance measure and believe it helps investors evaluate and compare our core operating performance from period to period.
The following table reflects the reconciliation of adjusted EBITDA to net loss calculated in accordance with GAAP for the periods presented.

	Year Ended December 31,
	2015	2016	2017
Consolidated	(in thousands)
Net loss	$(25,770)	$(81,229)	$(99,784)
Interest expense, net(1)	58,414	152,312	156,406

Income tax expense (benefit)	11,342	(109,858)	(17,281)
Depreciation	34,010	60,360	55,185
Amortization of other intangible assets	91,057	143,562	140,354
Stock-based compensation	29,925	58,267	60,001
Restructuring expenses	1,489	24,224	15,810
Transaction expenses and charges	9,582	32,284	773
(Gain) loss of unconsolidated entities(2)	9,200	(565)	(110)
Impairment of other long-lived assets	—	9,039	31,460
SEC investigations reserve	—	—	8,000
Adjusted EBITDA	$219,249	$288,396	$350,814

	Year Ended December 31,
	2015	2016	2017
Web presence	(in thousands)
Net loss	$(34,049)	$(24,382)	$(70,375)
Interest expense, net(1)	56,663	68,617	67,491
Income tax expense (benefit)	12,756	(79,632)	2,575
Depreciation	31,947	33,590	37,634
Amortization of other intangible assets	83,106	72,733	60,277
Stock-based compensation	25,513	41,481	46,641
Restructuring expenses	1,210	1,625	9,131
Transaction expenses and charges	8,265	31,260	—
(Gain) loss of unconsolidated entities(2)	9,200	(565)	(110)
Impairment of other long-lived assets	—	9,039	600
SEC investigations reserve	—	—	4,323
Adjusted EBITDA	$194,611	$153,766	$158,187

	Year Ended December 31,
	2015	2016	2017
Email marketing	(in thousands)
Net loss	$—	$(55,857)	$(10,615)
Interest expense, net(1)	—	81,469	86,914
Income tax expense (benefit)	—	(33,543)	5,152
Depreciation	—	23,747	13,912
Amortization of other intangible assets	—	64,679	74,467
Stock-based compensation	—	12,403	6,934
Restructuring expenses	—	22,379	5,581
Transaction expenses and charges	—	984	773
SEC investigations reserve	—	—	2,751
Adjusted EBITDA	$—	$116,261	$185,869

	Year Ended December 31,
	2015	2016	2017
Domain	(in thousands)
Net income (loss)	$8,279	(990)	(18,794)
Interest expense, net(1)	1,751	2,226	2,001
Income tax expense (benefit)	(1,414)	3,317	(25,008)
Depreciation	2,063	3,023	3,639

Amortization of other intangible assets	7,951	6,150	5,610
Stock-based compensation	4,412	4,383	6,426
Restructuring expenses	279	220	1,098
Transaction expenses and charges	1,317	40	—
Impairment of other long-lived assets	—	—	30,860
SEC investigations reserve	—	—	926
Adjusted EBITDA	$24,638	$18,369	$6,758

(1)
Interest expense includes impact of amortization of deferred financing costs, original issuance discounts and interest income. For the year ended December 31, 2017, it also includes $6.5 million of deferred financing costs and original issuance discounts (OID) immediately expensed upon the refinancing of our term loan in 2017, or the 2017 Refinancing.

(2)
For all years presented, (gain) loss of unconsolidated entities is reported on a net basis, which includes our proportionate share of net (income) losses from unconsolidated entities, any (gain) loss recorded when we acquired our controlling interest in these entities and any impairments related to these entities. The loss on unconsolidated entities for the year ended December 31, 2015 was partially offset by a $5.4 million gain recorded upon our acquisition of a controlling interest in World Wide Web Hosting (Site5). The year ended December 31, 2016 includes an $11.4 million gain recorded upon our controlling interest in WZ (UK), Ltd., a loss of $4.8 million upon our acquisition of a controlling interest in AppMachine B.V., and a loss of $4.7 million on the impairment of our 33% equity investment in Fortifico Limited.

Comparison of the Years Ended December 31, 2016 and 2017: Net Income and Adjusted EBITDA

Net loss on a consolidated basis increased from $81.2 million for the year ended December 31, 2016 to $99.8 million for the year ended December 31, 2017. This increase in net loss was primarily due to an increased net loss from our web presence segment of $46.0 million and an increased net loss in our domain segment of $17.8 million. These increases in net loss were partially offset by a decrease in email marketing segment net loss of $45.3 million. Theses changes in segment net loss were significantly impacted by changes in income tax benefits, impairment charges, the SEC investigations reserve, and changes in stock-based compensation and restructuring charges, as described more fully below.

Net loss for our web presence segment increased from $24.4 million for the year ended December 31, 2016 to $70.4 million for the year ended December 31, 2017. The increase in net loss was primarily related to a decrease in our income tax benefit of $82.2 million, higher restructuring charges of $7.5 million, a $6.7 million decrease in revenue, higher stock-based compensation of $5.2 million and an allocation of the SEC investigations reserve of $4.3 million in 2017. These factors were partially offset by lower acquisition transaction costs of $31.3 million and lower marketing expense of $31.4 million as we reduced spending on our gateway products.

Net loss for our email marketing segment decreased from $55.9 million for the year ended December 31, 2016 to $10.6 million for the year ended December 31, 2017. The decrease was primarily related to lower costs as a result of the Constant Contact 2016 restructuring plan, including lower restructuring costs of $16.8 million, and the inclusion of Constant Contact for a full twelve months in fiscal year 2017.

Net loss for our domain segment increased from $1.0 million for the year ended December 31, 2016 to $18.8 million for the year ended December 31, 2017. This increase was primarily due to $30.9 million of impairment charges related to both goodwill and long-lived assets, increased net loss of $7.4 million related to our international expansion efforts, lower revenue of $2.0 million mainly related to domain monetization, increased stock-based compensation expense of $2.0 million, and an allocation of the SEC investigations reserve of $0.9 million. These factors were partially offset by an increased income tax benefit of $28.3 million.

Adjusted EBITDA on a consolidated basis increased from $288.4 million for the year ended December 31, 2016 to $350.8 million for the year ended December 31, 2017. Substantially all of this increase is attributable to our email marketing segment as described below.

Adjusted EBITDA for our web presence segment increased from $153.8 million for the year ended December 31, 2016 to $158.2 million for the year ended December 31, 2017. This increase was attributable to a $31.4 million decrease in sales and marketing expense, which primarily consisted of reduced expenditures on gateway products and other non-strategic brands. This was partially offset by a $6.7 million decline in revenue, increased engineering expense of $8.9 million, higher domain registration costs of $4.7 million and $3.9 million of costs to transition customer support formerly based in Utah to our Arizona customer support center, which we refer to as the "customer support consolidation."

Adjusted EBITDA for our email marketing segment increased from $116.3 million for the year ended December 31, 2016 to $185.9 million for the year ended December 31, 2017. This increase was primarily attributable to $15.7 million of revenue growth (which includes the impact of price increases), the negative $15.2 million impact of the Constant Contact purchase adjustment in 2016, and the inclusion of Constant Contact results for the entire year in fiscal year 2017, which increased adjusted EBITDA by $7.9 million. The remainder of the increase related mostly to cost reduction actions implemented during fiscal year 2016.

Adjusted EBITDA for our domain segment decreased from $18.4 million for the year ended December 31, 2016 to $6.8 million for the year ended December 31, 2017. This decrease was attributable to a $2.0 million decrease in revenue, most of which related to domain monetization, combined with a $7.4 million increase in net loss, which related primarily to our international expansion efforts.

Comparison of the Years Ended December 31, 2015 and 2016: Net Income and Adjusted EBITDA

Net loss on a consolidated basis increased from $25.8 million for the year ended December 31, 2015 to $81.2 million for the year ended December 31, 2016. This increase in net loss was primarily due to a $93.9 million increase in interest expense, incurred mainly to acquire Constant Contact, a $80.5 million increase in operating losses for our web presence segment, a $7.9 million increase in operating losses from our email marketing segment due to the acquisition of Constant Contact, and a $4.1 million increase in operating losses for our domain segment. The increase in operating losses for all of our segments were materially impacted by transaction costs incurred to acquire Constant Contact, increased stock-based compensation charges, increased restructuring charges primarily incurred to integrate Constant Contact, and impairment charges, as described more fully below.

Net loss for our web presence segment decreased from $34.0 million for the year ended December 31, 2015 to $24.4 million for the year ended December 31, 2016. This decrease was primarily due to the $79.6 million tax benefit recorded for the 2016 period as compared to the $12.8 million expense for the 2015 period, which resulted in a $92.4 million decrease in the web presence net loss, lower amortization expense of $10.4 million, reduced losses from unconsolidated entities of $9.8 million and improved operating profit from certain web presence products of approximately $16.0 million. These factors were partially offset by $59.0 million in net losses, which is net of revenue earned, to launch our new gateway products; $23.0 million of higher transaction costs to acquire Constant Contact; higher stock-based compensation expense of $16.0 million, mainly due to increased grants of awards; increased interest expense of $12.0 million; and impairment charges of $9.0 million.

Net loss for our email marketing segment for the year ended December 31, 2016 was $55.9 million, all of which was attributable to our acquisition of Constant Contact.

Net income for our domain segment decreased from $8.3 million for the year ended December 31, 2015 to a net loss of $1.0 million for the year ended December 31, 2016. This decrease was primarily attributable to an increase in income tax expense of $4.7 million and a decrease in revenue of $9.0 million, mostly due to lower domain monetization revenue. These factors were partially offset by lower amortization of intangible assets of $1.8 million, lower acquisition transaction costs of $1.3 million, and lower depreciation expense of $1.0 million.

Adjusted EBITDA on a consolidated basis increased from $219.2 million for the year ended December 31, 2015 to $288.4 million for the year ended December 31, 2016. Substantially all of this increase was attributable to our email marketing segment due to the acquisition of Constant Contact, which was partially offset by losses incurred by our web presence segment to launch new gateway products.

Adjusted EBITDA for our web presence segment decreased from $194.6 million for the year ended December 31, 2015 to $153.8 million for the year ended December 31, 2016. The decrease was primarily due to higher marketing investments, primarily related to our gateway products, which negatively impacted adjusted EBITDA by $55.1 million.

Adjusted EBITDA for our email marketing segment for the year ended December 31, 2016 was $116.3 million, and is entirely attributable to our acquisition of Constant Contact. Email marketing adjusted EBITDA was adversely impacted by the Constant Contact purchase accounting adjustment, which decreased revenue by $15.2 million for the year ended December 31, 2016. Email marketing adjusted EBITDA for the pre-acquisition period from January 1, 2016 through February 9, 2016 was $7.9 million. Email marketing adjusted EBITDA separately reported by Constant Contact (adjusted to conform to our definition of adjusted EBITDA) for the year ended December 31, 2015 was $72.4 million. The increase in email marketing adjusted EBITDA was primarily the result of cost reductions from the Constant Contact 2016 restructuring plan. The following table reflects the reconciliation of adjusted EBITDA to net loss calculated in accordance with GAAP for Constant Contact for the pre-acquisition periods from January 1, 2016 through February 9, 2016 and for the year ended December 31, 2015:

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

Adjusted EBITDA for our domain segment decreased from $24.6 million for the year ended December 31, 2015 to $18.4 million for the year ended December 31, 2016. The decrease was primarily due to a reduction in revenue from this segment, combined with an increase in general and administrative expense.

Free Cash Flow

For a discussion of free cash flow, see "Liquidity and Capital Resources."
Components of Operating Results
Revenue
We generate revenue primarily from selling subscriptions for our cloud-based products and services. The subscriptions we offer are similar across all of our brands and are provided under contracts pursuant to which we have ongoing obligations to support the subscriber. These contracts are generally for service periods of up to 36 months and typically require payment in advance at the time of initiating the subscription for the entire subscription period. Typically, we also have arrangements in place to auto renew a subscription at the end of the subscription period. Due to factors such as introductory pricing, our renewal fees may be higher than our initial subscription. Our web presence segment and domain segment sell more subscriptions with 12 month terms than with any other term length, while our email marketing segment sells subscriptions that are mostly one-month terms. We also earn revenue from the sale of domain name registrations, premium domains and non-term based products and services, such as certain online security products and professional technical services as well as through referral fees and commissions.
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
Operating Expense
We classify our operating expense into three categories: sales and marketing, engineering and development, and general and administrative. In 2016, we started breaking out transaction expense due to the significance of the costs incurred to acquire Constant Contact. In 2017, we started breaking out impairment of goodwill due to the significance of the charge incurred in our domain segment.
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

Please see Note 2 of Part II, Item 8 of this Annual Report on Form 10-K for a discussion of recently issued accounting pronouncements.
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
Under ASU 2009-13, to treat deliverables in a multiple-element service arrangement as separate units of accounting, the deliverables must have standalone value upon delivery. If the deliverables have standalone value upon delivery, we account for each deliverable separately. Web presence services, domain name registrations, cloud-based products and services have standalone value and are often sold separately.
When multiple deliverables included in a multiple-element service arrangement are separated into different units of accounting, the total transaction amount is allocated to the identified separate units based on a relative selling price hierarchy. We determine the relative selling price for a deliverable based on vendor specific objective evidence, or VSOE, of fair value, if available, or best estimate of selling price, or BESP, if VSOE is not available. We have determined that third-party evidence of coselling price, or TPE, is not a practical alternative due to differences in our multi-brand offerings compared to competitors and the availability of relevant third-party pricing information. We have not established VSOE for our offerings due to lack of pricing consistency, the introduction of new products, services and other factors. Accordingly, we generally allocate revenue to the deliverables in the arrangement based on the BESP. We determine BESP by considering our relative selling prices, competitive prices in the marketplace and management judgment; these selling prices, however, may vary depending upon the particular facts and circumstances related to each deliverable. We analyze the selling prices used in our allocation of transaction amount, at a minimum, on a quarterly basis. Selling prices will be analyzed on a more frequent basis if a significant change in our business necessitates a more timely analysis.
We maintain a reserve for refunds and chargebacks related to revenue that has been recognized and is expected to be refunded. We had a refund and chargeback reserve of $0.6 million and $0.5 million as of December 31, 2016 and 2017, respectively. The portion of deferred revenue that is expected to be refunded at December 31, 2016 and 2017 was $2.1 million and $1.8 million, respectively. Based on refund history, approximately 83% of all refunds happen in the same fiscal month that the customer contract starts or renews, and approximately 96% of all refunds happen within 45 days of the contract start or renewal date.
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
In accordance with Accounting Standards Update No. 2011-08, or ASU 2011-08, Intangibles-Goodwill and Other (Topic 350) Testing Goodwill for Impairment, we are required to review goodwill by reporting unit for impairment at least annually or more often if there are indicators of impairment present. A reporting unit is either the equivalent of, or one level below, an operating segment. During 2016, we determined that we have two reporting units. We have historically performed our annual goodwill test as of December 31st of each fiscal year. Our goodwill impairment test of our two reporting units as of December 31, 2016 followed a two-step process. In the first step, we compared the fair value of each reporting unit to which goodwill has been allocated to its carrying value. If the fair value of the reporting unit exceeded the carrying value of the net assets assigned to that reporting unit, goodwill was considered not impaired and we were not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeded the fair value of the reporting unit, then we performed the second step of the impairment test to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeded its implied fair value, then we recorded an impairment loss equal to the difference. As of December 31, 2016, the fair value of both of our reporting units exceeded their carrying values and, therefore, no impairment existed as of that date.
As a result of changes in our management structure during fiscal year 2017, including the change in our chief executive officer, we have revised our internal financial reporting structure, which has resulted in a change to our reporting units. We have identified a total of ten reporting units under our new structure. With the increase in reporting units, we determined that more time would be required to perform future goodwill impairment tests, and as a result, decided to accelerate our annual goodwill impairment test date to October 31st of each fiscal year, starting with the fiscal year 2017 test.

Before testing goodwill at October 31, 2017, we allocated assets and liabilities to their respective reporting units. Goodwill was allocated to each reporting unit in accordance with ASC 350-20-40, which requires that goodwill be allocated based on the relative fair values of each reporting unit. After completing this valuation process, we allocated goodwill to seven reporting units. We did not allocate any goodwill to three smaller reporting units that were determined to have no material fair value.
The carrying value of each reporting unit is based on the assignment of the appropriate assets and liabilities to each reporting unit. Assets and liabilities were assigned to our reporting units if the assets or liabilities are employed in the operations of the reporting unit and the asset and liability is considered in the determination of the reporting unit fair value. Certain assets and liabilities are shared by multiple reporting units, and were allocated to each reporting unit based on the relative size of a reporting unit, primarily based on revenue.
The fair value of each reporting unit is determined by the income approach. We also compared the fair value from the income approach to a market based approach to validate that the value derived from the income approach was reasonable. For the income approach, fair value is determined based on the present value of estimated future after-tax cash flows, discounted at an appropriate risk adjusted rate. We use our internal forecasts to estimate future after-tax cash flows and include an estimate of long-term future growth rates based on our view of long-term outlook for each reporting unit. Actual results may differ from those assumed in our forecasts.
We derive our discount rates using a capital asset pricing model and analyzing published rates for industries relevant to our reporting units to estimate the weighted average cost of capital. We use discount rates that are commensurate with the risks and uncertainty inherent in our business and in our internally developed forecasts. For fiscal year 2017, we used a discount rate of 10.0%, and also performed sensitivity analysis on our discount rates. For the market approach validation, we use a valuation technique in which values are derived based on valuation multiples from sales of comparable companies.
We have also early adopted the provisions of ASU 2017-4, which eliminates the second step of the goodwill impairment test. As a result, our goodwill impairment test as of October 31, 2017 includes only one step, which is a comparison of the carrying value of each reporting unit to its fair value, and any excess carrying value, up to the amount of goodwill allocated to that reporting unit, is impaired. Our goodwill impairment test as of October 31, 2017 resulted in a $12.1 impairment of goodwill to our domain monetization reporting unit within our domain segment. The impairment is a direct result of a more rapid decline in domain parking revenue than originally expected, and to a lesser extent, reduced sales of premium domain names. Goodwill for this reporting unit has been completely impaired. Goodwill allocated to the other six reporting units was not impaired.
Our goodwill as of December 31, 2017 is $1,850.6 million. Approximately $1,820.7 million of our goodwill relates to reporting units with a fair value that exceeds each reporting units carrying value by at least 20%. One of our reporting units, our domain.com reporting unit within our domain segment, has a goodwill balance of $29.9 million, and a fair value fair value that exceeds its carrying value by 6%. We have one reporting unit, our backup reporting unit that is within our web presence segment, that has a negative carrying value and has been allocated $2.3 million of goodwill.
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

We did not recognize any impairments of long-lived intangible and tangible assets in the year ended December 31, 2015.

During the year ended December 31, 2016, we determined that a portion of an internally developed software tool would not meet our needs following the acquisition of Constant Contact, resulting in an impairment charge of $2.0 million which was recorded in engineering and development expense in the consolidated statements of operations and comprehensive loss in our web presence segment.

Additionally, we recognized an impairment charge of $4.9 million for technology assets related to Webzai Ltd, or Webzai, which was recorded in engineering and development expense in the consolidated statements of operations and comprehensive loss in our web presence segment.
Indefinite life intangibles include domain names that are available for sale which are recorded at cost to acquire. These assets are not being amortized and are being tested for impairment annually and whenever events or changes in circumstance indicate that their carrying value may not be recoverable. When a domain name is sold, we record the cost of the domain in cost of revenue.
Acquired IPR&D represents the fair value assigned to research and development that we acquire that has not been completed at the date of acquisition. Acquired IPR&D is capitalized as an intangible asset and reviewed on a quarterly basis to determine future use. Any impairment loss of acquired IPR&D is charged to expense in the period the impairment is identified. Upon commercialization, the acquired fair value of the IPR&D will be reclassified to developed technology and amortized over its useful life. No such impairment losses were identified during the year ended December 31 2015.

During the year ended December 31, 2016, we incurred total charges of $2.2 million to impair certain acquired IPR&D relating to projects that were abandoned in favor of other projects. This consisted of a charge of $1.4 million and $0.8 million to impair certain acquired IPR&D projects from the Webzai and AppMachine acquisitions, respectively.

During the year ended December 31, 2017, we recognized an impairment charge of $13.8 million relating to certain domain name intangible assets acquired in 2014, as the intangible assets were producing diminished cash flows. In addition, we recognized an impairment charge of $4.9 million primarily relating to developed technology and customer relationships associated with our acquisition of the Directi web presence business in 2014. This impairment also resulted from diminished cash flows associated with these intangible assets.

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
Depreciation and Amortization
We purchase or build the servers we place in our data centers, one of which we own and the remainder of which we occupy pursuant to various lease or co-location arrangements. We also purchase the computer equipment that is used by our support and sales teams and employees in our offices. We capitalize the build-out of our facilities as leasehold improvements. Cost of revenue includes depreciation on data center equipment and support infrastructure. We include depreciation in general and administrative expense, which includes depreciation on office equipment and leasehold improvements.
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
ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. We recognize the effect of income tax positions only if those positions are more likely than not to be sustained. We measure recognized income tax positions at the largest amount that is more likely than not to be realized. We reflect changes in recognition or measurement in the period in which the change in judgment occurs. There were no unrecognized tax benefits in the years ended December 31, 2015 and 2016. We recorded unrecognized tax benefits for uncertain tax positions of $1.1 million in the year ended December 31, 2017.
We record interest related to unrecognized tax benefits in interest expense and penalties in operating expense. We recognized no interest or penalties related to unrecognized tax benefits during the years ended December 31, 2015 and 2016. We recognized immaterial interest and penalties related to unrecognized tax benefits during the year ended December 31, 2017.

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

In 2016, a significant amount of our GAAP foreign losses were generated by our subsidiaries in the United Kingdom, U.A.E. and Israel. The foreign rate differential in 2016 predominantly related to these jurisdictions. Our foreign rate differential in 2016 had a negative impact on our expected tax expense since the majority of the foreign losses are generated in jurisdictions where the statutory tax rate is lower than the U.S. statutory rate – specifically the United Kingdom, which has a statutory tax rate of 18% and represents $43.8 million of our foreign losses, the U.A.E., which has a statutory tax rate of 0% and represents $2.1 million of our foreign losses, and Israel, which had a statutory tax rate of 25% and represents $8.3 million of our foreign losses.

In 2017, a significant amount of our GAAP foreign losses were generated by our subsidiaries in India and the Netherlands. The foreign rate differential in 2017 predominantly related to our subsidiaries in the United Kingdom. Our foreign rate differential in 2017 had a positive impact on our expected tax expense since the majority of the foreign income is generated in jurisdictions where the statutory tax rate is lower than the U.S. statutory rate - specifically the United Kingdom, which has a statutory tax rate of 18% and the Netherlands that has a statutory rate of 25%.
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
We estimate the fair value of employee stock options on the date of grant using the Black-Scholes option-pricing model, which requires the use of highly subjective estimates and assumptions. For restricted stock awards granted by us we estimate the fair value of each restricted stock award based on the closing trading price of our common stock as reported on the NASDAQ Global Select Market on the date of grant. There was no public market for our common stock prior to October 25, 2013, the date our common stock began trading on the NASDAQ Global Select Market, and as a result, the trading history of our common stock was limited through December 31, 2017. Therefore, we determined the volatility for options granted by us based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted by us has been determined using a blended average of the historical volatility measures of this peer group of companies and of the historical volatility measures of our stock. The expected life assumption is based on the “simplified method” for estimating expected term as we do not have sufficient historical option exercises to support a reasonable estimate of the expected term. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. We use an expected dividend rate of zero as we currently have no history or expectation of paying dividends on our common stock.

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

We elected to early adopt the new guidance in the fourth quarter of fiscal year 2016 which required us to reflect any adjustments as of January 1, 2016, the beginning of the annual period that included the interim period of adoption. We elected to eliminate the forfeiture rate estimate and adopted the new policy to account for forfeitures in the period that they are incurred, and applied this policy on a modified retrospective basis. The impact of eliminating the forfeiture rate estimate increased stock compensation expense recorded in 2016 by $0.9 million, which included an immaterial adjustment to beginning retained earnings that we recorded through the consolidated statement of operations and comprehensive loss.

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

Segment Information

From the fourth quarter of fiscal year 2016 through the third quarter of fiscal year 2017, we had two reportable segments, web presence and email marketing. We have experienced significant changes in our management structure during fiscal year 2017, including a change in our chief executive officer. Our leadership structure has been revised to centralize management of certain domain-leading brands in order to improve overall performance. As a result of these management changes, we have revised our internal financial reporting structure, and broken our former web presence segment into two reportable segments, web presence and domain. Our third reportable segment, email marketing, remains unchanged.

The products and services included in our three reportable segments are as follows:
Web Presence. Our web presence segment consists primarily of our web hosting brands, such as Bluehost and HostGator, and related products such as domain names, website security, website design tools and services, and e-commerce products.
Domain. Our domain segment consists of domain-focused brands such as Domain.com, ResellerClub and LogicBoxes as well as certain web hosting brands that are under common management with our domain-focused brands. This segment sells domain names and domain management services to resellers and end users, as well as premium domain names, and also generates advertising revenue from domain name parking. It also resells domain names and domain management services to our web presence segment.
Email Marketing. Our email marketing segment consists of Constant Contact email marketing tools and related products and our SinglePlatform digital storefront solution.

Our segments share certain resources, primarily related to sales and marketing, engineering and general and administrative functions. We allocate these costs to each respective segment based on a consistently applied methodology.

Results of Operations
The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31,
	2015	2016	2017
	(in thousands)
Revenue	$741,315	$1,111,142	$1,176,867
Cost of revenue	425,035	583,991	603,930
Gross profit	316,280	527,151	572,937
Operating expense:
Sales and marketing	145,419	303,511	277,460
Engineering and development	26,707	87,601	78,772
General and administrative	81,386	143,095	163,972
Impairment of goodwill	—	—	12,129
Transaction expenses	9,582	32,284	773
Total operating expense	263,094	566,491	533,106
Income (loss) from operations	53,186	(39,340)	39,831
Other income (expense)	(52,974)	(150,450)	(157,006)
Income (loss) before income taxes and equity earnings of unconsolidated entities	212	(189,790)	(117,175)
Income tax expense (benefit)	11,342	(109,858)	(17,281)
Loss before equity earnings of unconsolidated entities	(11,130)	(79,932)	(99,894)
Equity loss (income) of unconsolidated entities, net of tax	14,640	1,297	(110)
Net loss	$(25,770)	$(81,229)	$(99,784)
Net loss attributable to non-controlling interest	—	(8,398)	7,524
Net loss attributable to Endurance International Group Holdings, Inc.	$(25,770)	$(72,831)	$(107,308)
Comparison of the Years Ended December 31, 2016 and 2017
Revenue

	Year Ended December 31,		Change
	2016	2017	Amount	%
	(dollars in thousands)
Revenue	$1,111,142	$1,176,867	$65,725	6%
Revenue increased by $65.7 million, or 6%, from $1,111.1 million for the year ended December 31, 2016 to $1,176.9 million for the year ended December 31, 2017. Almost all of this increase, or $74.4 million, is attributable to increased revenue from our email marketing segment, partially offset by slight declines in revenue from our web presence and domain segments.
Our revenue is generated primarily from our products and services delivered on a subscription basis, which include web hosting, domains, website builders, search engine marketing and other similar services. We also generate non-subscription revenue through premium domain sales and domain parking (which we refer to as domain monetization) and marketing development funds. Non-subscription revenue was unchanged at $39.4 million for the years ended December 31, 2016 and 2017, respectively, and represented 4% of total revenue for the year ended December 31, 2016, and 3% of total revenue for the year ended December 31, 2017.

Our web presence segment revenue decreased by $6.7 million, or 1%, from $648.7 million for the year ended December 31, 2016 to $642.0 million for the year ended December 31, 2017. This decrease was primarily attributable to a decline in revenue from non-strategic brands.

Our email marketing segment revenue increased by $74.4 million, or 23%, from $326.8 million for the year ended December 31, 2016 to $401.3 million for the year ended December 31, 2017. This increase was primarily due to the inclusion of Constant Contact revenue for an entire year in fiscal 2017, which increased revenue by $41.1 million, and to the negative $15.2 million impact of the Constant Contact purchase adjustment during 2016. Excluding these factors, revenue from our email marketing segment grew by approximately $18.1 million, which related to price increases and to a lesser extent, growth in services delivered to existing customers.

Our domain segment revenue decreased by $2.0 million from $135.6 million for the year ended December 31, 2016 to $133.6 million for the year ended December 31, 2017, primarily due to a reduction in domain monetization revenue.

Cost of Revenue

	Year Ended December 31,
	2016		2017		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Cost of revenue	$583,991	53%	$603,930	51%	$19,939	3%
Cost of revenue increased by $19.9 million, or 3%, from $584.0 million for the year ended December 31, 2016 to $603.9 million for the year ended December 31, 2017. This increase was primarily due to an $18.7 million impairment charge incurred in our domain segment and, to a lesser extent, to increased cost of revenue in our web presence segment. These factors were partially offset by decreased cost of revenue in our email marketing segment.
Our cost of revenue contains a significant portion of non-cash expenses, in particular amortization expense for the intangible assets we have acquired through our acquisitions. The following table sets forth the significant non-cash components of cost of revenue.

	Year Ended December 31,
	2016	2017
	(in thousands)
Amortization expense	$143,562	$140,354
Depreciation expense	48,120	46,235
Stock-based compensation expense	5,855	6,135
Cost of revenue for our web presence segment increased by $3.7 million, or 1%, from $339.6 million for the year ended December 31, 2016 to $343.3 million for the year ended December 31, 2017. The increase was due to numerous factors, including: increased support and restructuring costs in connection with the customer support consolidation, increased domain registration costs, and higher depreciation stock-based compensation, and data center costs. These costs increases were partially offset by lower amortization expense of $12.5 million.
Cost of revenue for our email marketing segment decreased by $7.3 million, or 5%, from $153.6 million for the year ended December 31, 2016 to $146.3 million for the year ended December 31, 2017. The decrease was attributable to approximately $14.4 million in cost savings as a result of the Constant Contact 2016 restructuring plan, decreased restructuring charges of $6.9 million and lower depreciation expense of $5.4 million, partially offset by higher amortization expense of $9.8 million and other net cost increases of $9.6 million, most of which were attributable to the inclusion of a full year of Constant Contact operations during the year ended December 31, 2017.
Cost of revenue for our domain segment increased by $23.6 million, or 26%, from $90.7 million for the year ended December 31, 2016 to $114.3 million for the year ended December 31, 2017. The increase was primarily due to an impairment charge of $18.7 million due to diminished cash flows from intangible assets, primarily domain monetization related assets, and increased support and data center costs, primarily due to our international expansion efforts.

Gross Profit

	Year Ended December 31,
	2016		2017		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Gross profit	$527,151	47%	$572,937	49%	$45,786	9%
Gross profit increased by $45.8 million, or 9%, from $527.2 million for the year ended December 31, 2016 to $572.9 million for the year ended December 31, 2017. This increase was primarily due to an $81.7 million increase in the gross profit contribution from our email marketing segment, offset by $18.7 million in impairment charges relating to intangible assets in our domain segment, $5.1 million in increased support costs (including duplicate costs incurred due to our customer support consolidation), $4.7 million in increased domain registration costs and $1.7 million in increased data center costs. Our gross profit as a percentage of revenue increased by 2 percentage points from 47% for the year ended December 31, 2016 to 49% for the year ended December 31, 2017, mainly due to the performance of our email marketing segment.

The following table sets forth gross profit and the significant non-cash components of cost of revenue as a percentage of revenue:

	Year Ended December 31,
	2016	2017
	(dollars in thousands)
Revenue	$1,111,142	$1,176,867
Gross profit	527,151	572,937
Gross profit % of revenue	47%	49%
Amortization expense % of revenue	13%	12%
Depreciation expense % of revenue	4%	4%
Stock-based compensation expense % of revenue	*	*

*	Less than 1%.

Our web presence segment gross profit decreased by $10.4 million from $309.1 million for the year ended December 31, 2016 to $298.7 million for the year ended December 31, 2017. The decrease was primarily due to incremental support costs from the customer support consolidation and increased domain registration, restructuring and stock-based compensation costs, offset by lower amortization of intangible assets. Our web presence gross profit as a percentage of revenue was 47% for the year ended December 31, 2017 as compared to 48% in the prior year.

Our email marketing segment gross profit increased by $81.7 million from $173.2 million for the year ended December 31, 2016 to $254.9 million for the year ended December 31, 2017. This increase was primarily due to the 2016 Constant Contact purchase accounting adjustment, which decreased revenue by $15.2 million in 2016, cost reductions implemented in fiscal year 2016 which resulted in $14.4 million of lower costs in fiscal year 2017, lower restructuring charges of $6.9 million, and lower depreciation expense of $5.4 million, with the balance of the increase relating primarily to the inclusion of Constant Contact for a full twelve months for fiscal year 2017.

Our domain segment gross profit decreased by $25.6 million from $44.9 million for the year ended December 31, 2016 to $19.3 million for the year ended December 31, 2017. This reduction was primarily due to the impairment charge of $18.7 million described above.
Operating Expense

	Year Ended December 31,
	2016		2017		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Sales and marketing	$303,511	27%	$277,460	24%	$(26,051)	(9)%
Engineering and development	87,601	8%	78,772	7%	(8,829)	(10)%
General and administrative	143,095	13%	163,972	14%	20,877	15%
Impairment of goodwill	—	—%	12,129	1%	12,129	NA
Transaction expenses	32,284	3%	773	—%	(31,511)	(98)%
Total	$566,491	51%	$533,106	46%	$(33,385)	(6)%
Sales and Marketing. Sales and marketing expense decreased by $26.1 million, or 9%, from $303.5 million for the year ended December 31, 2016 to $277.5 million for the year ended December 31, 2017. Of this decrease, $31.9 million was due to lower marketing expense in our web presence segment, primarily due to decreased marketing investments in gateway products, partially offset by an increase of $3.9 million and $1.7 million in our domain segment and email marketing segment, respectively.

Sales and marketing expense for our web presence segment decreased by $31.9 million, or 17%, from $192.6 million for the year ended December 31, 2016 to $160.7 million for the year ended December 31, 2017. This decrease was primarily attributable to reduced expense on gateway products, which was partially offset by increased investments in key hosting brands.

Sales and marketing expense for our email marketing segment increased by $1.7 million, or 2%, from $95.1 million for the year ended December 31, 2016 to $96.8 million for the year ended December 31, 2017. The increase in the marketing expense for this segment was primarily attributable to an increase of $16.4 million due to the inclusion of Constant Contact for the entire year during fiscal year 2017. This increase was partially offset by decreases of an aggregate of $8.3 million in depreciation, stock-based compensation, and restructuring expense, as well as $6.5 million in cost reductions resulting from the Constant Contact 2016 restructuring plan.

Sales and marketing expense for our domain segment increased by $4.1 million, or 26%, from $15.8 million for the year ended December 31, 2016 to $20.0 million for the year ended December 31, 2017. This increase was primarily attributable to $2.8 million of increased affiliate and pay-per-click marketing spend, primarily for our international operations, and higher labor costs of $0.9 million relating to our international operations.
Engineering and Development. Engineering and development expense decreased by $8.8 million, or 10%, from $87.6 million for the year ended December 31, 2016 to $78.8 million for the year ended December 31, 2017. Of this decrease, $13.5 million was due to decreased engineering and development expense for our email marketing segment, partially offset by increased expense for our web presence and domain segments.

Engineering and development expense for our web presence segment increased by $1.9 million, or 5%, from $37.3 million for the year ended December 31, 2016 to $39.2 million for the year ended December 31, 2017. This increase was primarily attributable to a shift in engineering resources from our email marketing segment to our web presence segment of $9.0 million, increased depreciation of $1.4 million, and other cost increases of $0.5 million, partially offset by $9.0 million of impairment charges in 2016 that did not recur in 2017.

Engineering and development expense for our email marketing segment decreased by $13.5 million, or 29%, from $46.9 million for the period ended December 31, 2016 to $33.4 million for the year ended December 31, 2017. This decrease was primarily attributable to cost reductions and engineering resource shifts to from our email marketing segment to our web presence segment, which together accounted for $14.8 million of the decrease. Additionally, restructuring charges declined by $3.5 million and depreciation declined by $2.1 million. These cost decreases were partially offset by the inclusion of Constant Contact for the entire year for fiscal year 2017.

Engineering and development expense for our domain segment increased by $2.7 million, or 79%, from $3.4 million for the year ended December 31, 2016 to $6.1 million for the year ended December 31, 2017. The increase was primarily attributable to our international expansion efforts during 2017.

General and Administrative. General and administrative expense increased by $20.9 million, or 15%, from $143.1 million for the year ended December 31, 2016 to $164.0 million for the year ended December 31, 2017. This increase was primarily attributable to the SEC investigations reserve of $8.0 million, increased restructuring costs of $6.1 million and an increase in stock-based compensation expense of $4.2 million.

General and administrative expense for our web presence segment increased by $14.7 million, or 18%, from $83.9 million for the year ended December 31, 2016 to $98.6 million for the year ended December 31, 2017. This increase was primarily due to increased stock-based compensation expense of $5.6 million, restructuring costs of $4.6 million, and an allocated charge of $4.3 million for the SEC investigations reserve.

General and administrative expense for our email marketing segment increased by $4.4 million, or 12%, from $38.1 million for the period ended December 31, 2016 to $42.5 million for the year ended December 31, 2017. This increase was primarily attributable to an allocated charge of $2.8 million for the SEC investigations reserve, an increase of $2.8 million due to the inclusion of Constant Contact for the entire year for fiscal year 2017, increased legal fees related to the SEC investigation of $1.4 million and increased restructuring charges of $0.8 million, partially offset by a decrease in stock-based compensation expense of $3.2 million.

General and administrative expense for our domain segment increased by $1.7 million, or 8%, from $21.1 million for the year ended December 31, 2016 to $22.8 million for the year ended December 31, 2017. This increase was primarily due to increased stock-based compensation of $1.9 million, an allocated charge of $0.9 million for the SEC investigation reserve and an increase in restructuring charges of $0.7 million. These increases in costs were partially offset by lower cost allocations to this segment.

Transaction Expenses. Transaction expense decreased by $31.5 million, or 98%, from $32.3 million for the year ended December 31, 2016 to $0.8 million for the year ended December 31, 2017. The year-over-year decrease was primarily attributable to costs related to our acquisition of Constant Contact in February 2016.

Impairment of Goodwill. We recorded an impairment of goodwill of $12.1 million during the year ended December 31, 2017, which was entirely attributable to the domain monetization reporting unit within our domain segment. The impairment was the result of a more rapid decline in domain parking revenue than originally anticipated, and to a lesser extent, a decrease in premium domain name sales.

Other Income (Expense), Net

	Year Ended December 31,		Change
	2016	2017	Amount	%
	(dollars in thousands)
Other expense, net	$(150,450)	$(157,006)	$(6,556)	4%

Other expense, net increased by $6.6 million, or 4%, from $150.5 million for the year ended December 31, 2016 to $157.0 million for the year ended December 31, 2017. The increase primarily consists of immediately expensed deferred financing costs of $5.5 million and a loss on extinguishment of debt of $1.0 million, both arising from our 2017 Refinancing.
Income Tax Expense (Benefit)

	Year Ended December 31,		Change
	2016	2017	Amount	%
	(dollars in thousands)
Income tax benefit	$(109,858)	$(17,281)	$92,577	(84)%

For the years ended December 31, 2016 and 2017, we recognized an income tax benefit of $109.9 million and $17.3 million, respectively, in the consolidated statements of operations and comprehensive loss. The income tax benefit for the year ended December 31, 2017 was primarily attributable to $21.8 million in federal and state deferred tax benefit (which includes a $16.9 million tax benefit pertaining to the federal tax rate change as a result of the Tax Cut and Jobs Act of 2017 and the identification and recognition of $1.2 million of U.S. federal and state tax credits) and a foreign deferred tax benefit of $1.0 million, offset by a provision for federal and state current income taxes of $1.8 million, a reserve of $1.1 million for unrecognized tax benefits, and foreign current tax expense of $2.6 million.

The income tax benefit for the year ended December 31, 2016 was primarily attributable to a $52.5 million change in the valuation allowance, a federal and state deferred tax benefit of $50.7 million (which includes the identification and recognition of $9.2 million of U.S. federal and state tax credits), and a foreign deferred tax benefit of $10.0 million, partially offset by a provision for federal and state current income taxes of $1.1 million and foreign current tax expense of $2.3 million.
Comparison of the Years Ended December 31, 2015 and 2016

Revenue

	Year Ended December 31,		Change
	2015	2016	Amount	%
	(dollars in thousands)
Revenue	$741,315	$1,111,142	$369,827	50%
Revenue increased by $369.8 million, or 50%, from $741.3 million for the year ended December 31, 2015 to $1.111 million for the year ended December 31, 2016. Almost all of this increase, or $359.9 million, is attributable to revenue, including growth and synergies, from the acquisition of businesses that were not part of our business for all or most of the year ended December 31, 2015, principally Constant Contact. The remaining balance of the increase is attributable primarily to revenue generated from our gateway products.
Our revenue is generated primarily from our products and services delivered on a subscription basis, which include web hosting, domains, website builders, search engine marketing and other similar services. We also generate non-subscription revenue through domain monetization and marketing development funds. Non-subscription revenue decreased from $52.5 million, or 7% of total revenue for the year ended December 31, 2015 to $39.4 million, or 4% of revenue for the year ended December 31, 2016, primarily because there were fewer high-value domains available for sale in our BuyDomains portfolio as compared to 2015.
Our web presence segment revenue increased by $52.0 million, or 9%, from $596.7 million for the year ended December 31, 2015 to $648.7 million for the year ended December 31, 2016. This increase includes $33.2 million from the acquisitions of businesses that were not part of our business for all or most of the year ended December 31, 2015, and the balance of $18.8 million is attributable to other growth within this segment.
Our email marketing segment revenue was $326.8 million for the period ended December 31, 2016 and is entirely attributable to the acquisition of Constant Contact. Email marketing revenue was adversely impacted by the purchase accounting write-down of acquired deferred revenue, which decreased revenue by $15.2 million for the year ended December 31, 2016. Revenue earned by this segment for the pre-acquisition period from January 1, 2016 up to the acquisition date of February 9, 2016 was $41.1 million and are not included in our results of operations. Revenue separately reported by Constant Contact (as a standalone company) for the year ended December 31, 2015 was $367.4 million. Including the $41.1 million in revenue for the 2016 pre-acquisition period and disregarding the negative $15.2 million impact of purchase accounting, the Constant Contact business grew by $15.7 million, or 4%, for the year ended December 2016 as compared to the prior year.
Our domain segment revenue decreased by $9.0 million, or 6%, from $144.6 million for the year ended December 31, 2015 to $135.6 million for the year ended December 31, 2016. This decrease includes $7.2 million from our BuyDomains brand, primarily because there were fewer high-value domains available for sale in our BuyDomains portfolio as compared to 2015. Of the remaining decrease of $1.8 million, $1.0 million is attributable to decreases in domain parking revenue.

Cost of Revenue

	Year Ended December 31,
	2015		2016		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Cost of revenue	$425,035	57%	$583,991	53%	$158,956	37%

Cost of revenue increased by $159.0 million, or 37%, from $425.0 million for the year ended December 31, 2015 to $584.0 million for the year ended December 31, 2016. Of this increase, $153.6 million was due to increased cost of revenue attributable to Constant Contact, including amortization expense of $64.7 million. The remaining increase was primarily due to increases in costs of $25.6 million associated with other acquisitions that were not part of the business for the year ended December 31, 2015 and expansion of our gateway products, and $3.9 million in additional stock-based compensation. These increases were partially offset by a $12.2 million net decrease in amortization expense related primarily to acquisitions before January 1, 2016, and a decrease of $5.4 million in integration costs for acquisitions that were migrated in 2016.
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

Our web presence segment cost of revenue increased by $10.9 million, or 3%, from $328.7 million for the year ended December 31, 2015 to $339.6 million for the year ended December 31, 2016. This increase includes $19.9 million from the acquisitions of businesses that were not part of our business for all or most of the year ended December 31, 2015, increased stock-based compensation of $2.6 million, increased depreciation expense of $1.0 million and increased restructuring costs of $0.9 million. These cost increases were partially offset by a decrease in amortization expense of $10.4 million, with the balance of the offset related primarily to lower data center costs following our acquisition of Ace Data Center.
Our email marketing segment cost of revenue was $153.6 million for the period ended December 31, 2016 and is entirely attributable to the acquisition of Constant Contact. Cost of revenue incurred by this segment for the pre-acquisition period from January 1, 2016 up to the acquisition date of February 9, 2016 was $11.6 million, and was not included in our results of operations. Cost of revenue separately reported by Constant Contact (as a standalone company) for this segment were $98.5 million for the year ended December 31, 2015. The increase in cost of revenue for the email marketing segment from fiscal year 2015 to fiscal year 2016 was primarily due to increased amortization expense of $63.1 million.
Our domain segment cost of revenue decreased by $5.6 million, or 6%, from $96.3 million for the year ended December 31, 2015 to $90.7 million for the year ended December 31, 2016. This decrease includes a $1.8 million decrease in amortization expense, $0.9 million of support cost reductions, and other cost decreases of $4.8 million, primarily related to lower domain registration costs. These factors were partially offset by an increase in depreciation expense of $0.9 million and an increase in restructuring charges of $0.1 million.
Gross Profit

	Year Ended December 31,
	2015		2016		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Gross profit	$316,280	43%	$527,151	47%	$210,871	67%

Gross profit increased by $210.9 million, or 67%, from $316.3 million for the year ended December 31, 2015 to $527.2 million for the year ended December 31, 2016. Approximately $173.2 million of this increase was due to gross profit contribution attributable to Constant Contact. Of the remaining $37.7 million increase, $17.3 million was primarily attributable to increases in our subscriber base from acquisitions other than Constant Contact and increased revenue from our gateway products. An additional $12.2 million is attributable to a net decrease in amortization expense primarily related to acquisitions before January 1, 2016, and a decrease of $5.4 million in integration costs for acquisitions that were migrated in 2016. Our gross profit as a percentage of revenue increased by 4 percentage points from 43% for the year ended December 31,

2015 to 47% for the year ended December 31, 2016, mainly due to the acquisition of Constant Contact, since Constant Contact products generally have a higher gross profit percentage as compared to our other products.
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

Our web presence segment gross profit increased by $41.2 million from $267.9 million for the year ended December 31, 2015 to $309.1 million for the year ended December 31, 2016. The increase was primarily due to acquisitions and gateway products, and lower amortization of intangible assets, as mentioned above. Our web presence gross profit as a percentage of revenue was 48% for the year ended December 31, 2016 as compared to 45% in the prior year. Lower amortization of intangible assets was the primary reason for the increase.
Our email marketing segment gross profit was $173.2 million and is entirely attributable to the acquisition of Constant Contact. Gross profit for this segment for the pre-acquisition period from January 1, 2016 up to the acquisition date of February 9, 2016 was $29.4 million, and is not included in our results of operations. Gross profit for the period ended December 31, 2016 was adversely impacted by the write down of deferred revenue as of the acquisition date, which reduced gross profit by $15.2 million for the 2016 period. Our email marketing gross profit as a percentage of revenue was 53% for the year ended December 31, 2016. Gross profit as a percentage of revenue separately reported by Constant Contact (as a standalone company) for this segment for the year ended December 31, 2015 was 73%. The decrease in gross profit percentage was the result of increased amortization of intangible assets, which amounted to 20% of revenue for this segment for the period ended December 31, 2016.
Our domain segment gross profit decreased by $3.4 million from $48.3 million for the year ended December 31, 2015 to $44.9 million for the year ended December 31, 2016. The decrease was primarily due to a reduction in revenue, partially offset by lower amortization of intangible assets. Our domain gross profit as a percentage of revenue was 33% for the year ended December 31, 2016, the same as in 2015.
Operating Expense

	Year Ended December 31,
	2015		2016		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Sales and marketing	$145,419	20%	$303,511	27%	$158,092	109%
Engineering and development	26,707	4%	87,601	8%	60,894	228%
General and administrative	81,386	11%	143,095	13%	61,709	76%
Transaction expenses	9,582	1%	32,284	3%	22,702	237%
Total	$263,094	36%	$566,491	51%	$303,397	115%
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

Sales and marketing expense for our web presence segment increased by $63.1 million, or 49%, from $129.5 million for the year ended December 31, 2015 to $192.6 million for the year ended December 31, 2016. This increase was primarily attributable to expense for launches of gateway products of $69.0 million and a $2.2 million increase in stock-based compensation expense, partially offset by lower spending on our legacy products.
Sales and marketing expense for our email marketing segment was $95.1 million and was entirely attributable to our acquisition of Constant Contact. Sales and marketing expense incurred by this segment for the pre-acquisition period from January 1, 2016 up to the acquisition date of February 9, 2016 was $16.4 million, and is not included in our results of operations. Sales and marketing expense separately reported by Constant Contact (as a standalone company) for this segment for the year ended December 31, 2015 was $136.2 million. The decrease in sales and marketing expense for this segment was primarily due to cost reduction actions taken after the acquisition of Constant Contact.
Sales and marketing expense for our domain segment decreased by $0.1 million, or 1%, from $15.9 million for the year ended December 31, 2015 to $15.8 million for the year ended December 31, 2016. This decrease was primarily attributable to a slight reduction in labor costs.
Engineering and Development. Engineering and development expense increased by $60.9 million, or 228%, from $26.7 million for the year ended December 31, 2015 to $87.6 million for the year ended December 31, 2016. Of this increase, $46.9 million was due to increases in engineering and development expense attributable to Constant Contact. The remaining increase was attributable to increased expense for our web presence segment, with a slight increase attributable to our domain segment, as explained below.
Engineering and development expense for our web presence segment increased by $13.7 million, or 58%, from $23.6 million for the year ended December 31, 2015 to $37.3 million for the year ended December 31, 2016. This increase was primarily attributable to $9.0 million of impairment charges and a $1.3 million increase in stock-based compensation. Impairment charges consisted of $2.0 million to write off an internally developed software tool which we determined did not meet our needs following the acquisition of Constant Contact, a $6.3 million charge to write off certain technology assets for Webzai Ltd. and a $0.8 million charge to write off certain intangible technology assets related to the AppMachine acquisition.
Engineering and development expense for our email marketing segment was $46.9 million for the period ended December 31, 2016. Engineering and development expense incurred by this segment for the pre-acquisition period from January 1, 2016 up to the acquisition date of February 9, 2016 was $7.0 million, and is not included in our results of operations. Engineering and development expense also included stock-based compensation expense of $2.7 million and restructuring charges of $4.0 million.
Engineering and development expense for our domain segment increased by $0.3 million, or 10%, from $3.1 million for the year ended December 31, 2015 to $3.4 million for the year ended December 31, 2016. This increase was primarily attributable to labor cost increases.
General and Administrative.  General and administrative expense increased by $61.7 million, or 76%, from $81.4 million for the year ended December 31, 2015 to $143.1 million for the year ended December 31, 2016. Of this increase, $38.1 million was due to increases in general and administrative expense attributable to Constant Contact, $21.6 million was related to increased expense for our web presence segment, and the remaining balance of the increase, or $2.0 million, related to increased expense in our domain segment.
General and administrative expense for our web presence segment increased by $21.9 million, or 35%, from $62.0 million for the year ended December 31, 2015 to $83.9 million for the year ended December 31, 2016. This increase was primarily due to increased stock-based compensation of $2.7 million, additional costs of $4.3 million relating to companies acquired in 2015 and 2016, increased labor costs of $3.0 million, additional depreciation of $0.5 million, an additional $4.1 million in audit, tax and other professional costs, and additional legal fees of $2.3 million, principally related to expense for SEC investigations and securities class action lawsuits.
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
General and administrative expense for our domain segment increased by $1.7 million, or 9%, from $19.4 million for the year ended December 31, 2015 to $21.1 million for the year ended December 31, 2016. This increase was primarily due to increased legal fee allocations of $0.5 million and labor cost increases of $0.7 million.

Transaction Expenses. Transaction expense increased by $22.7 million, or 237%, from $9.6 million for the year ended December 31, 2015 to $32.3 million for the year ended December 31, 2016. The year-over-year decrease was primarily attributable to costs related to our acquisition of Constant Contact in February 2016.

Other Income (Expense), Net

	Year Ended December 31,		Change
	2015	2016	Amount	%
	(dollars in thousands)
Other expense, net	$(52,974)	$(150,450)	$(97,476)	184%

Other expense, net increased by $97.5 million, or 184%, from $53.0 million for the year ended December 31, 2015 to $150.5 million for the year ended December 31, 2016. The increase was primarily due to an $83.7 million increase in interest expense, including service fees, related to our indebtedness. Additionally, there was an increase of $6.0 million in amortization of deferred financing fees and a $3.0 million increase in original issue discounts, as well as an increase of $1.4 million of accretion of present value for the deferred consideration related to the AppMachine, Webzai, BuyDomains and Ace Data Center acquisitions.
Income Tax Expense (Benefit)

	Year Ended December 31,		Change
	2015	2016	Amount	%
	(dollars in thousands)
Income tax expense	$11,342	$(109,858)	$(121,200)	(1,069)%

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
In November 2013, we entered into a first lien term loan facility of $1,050.0 million. On February 9, 2016, in connection with our acquisition of Constant Contact, we entered into a $735.0 million incremental first lien term loan facility and a new $165.0 million revolving credit facility (which replaced our previous revolving credit facility), and our wholly owned subsidiary, EIG Investors, issued $350.0 million aggregate principal amount of 10.875% senior notes due 2024. On June 14, 2017, we completed the 2017 Refinancing, which repaid both our first lien and incremental term loan facilities and replaced them with a new first lien term loan facility, which we refer to as the “2017 First Lien.” We refer to the 2017 First Lien and the new revolving credit facility as the “Senior Credit Facilities” and to the 10.875% senior notes due 2024 as the “Notes.”

Senior Credit Facilities

2017 First Lien. In connection with the 2017 Refinancing, we entered into the 2017 First Lien, which was issued at a price of 99.75% of par, had an original balance of $1,697.3 million and a maturity date of February 9, 2023. The 2017 First Lien automatically bears interest at the bank’s reference rate unless we give notice to opt for LIBOR based interest rate term loans. The interest rate for a LIBOR based interest rate term loan is 4.00% plus the greater of an adjusted LIBOR and 1.00%, and the interest rate for a reference rate term loan is 3.00% per annum plus the greatest of the prime rate, the federal funds effective rate plus 0.50%, an adjusted LIBOR for a one-month interest period plus 1.00%, and 2.00%. The 2017 First Lien requires quarterly mandatory repayments of principal. During the year ended December 31, 2017, we made three mandatory repayments of $8.5 million each, and voluntary prepayments of $66.0 million.

Revolving Credit Facility. Loans under our $165.0 million revolving credit facility will bear interest at a rate of 4.0% per annum (subject to a leverage-based step-down) plus the greater of an adjusted LIBOR and 0%. This revolving credit facility has a maturity date of February 9, 2021. This revolving credit facility had a "springing" maturity date of August 10, 2019, which is no longer applicable as a result of the 2017 Refinancing.

Loans under the Senior Credit Facilities are also subject to a base rate option, with interest rate spreads of 1.0% per annum less than those applicable to LIBOR-based loans.The Senior Credit Facilities have been fully and unconditionally guaranteed and secured by us and certain of our subsidiaries (including Constant Contact and its subsidiaries).

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

As of December 31, 2017, we had cash and cash equivalents totaling $66.5 million and negative working capital of $359.2 million, which included the $33.9 million current portion of the 2017 First Lien. There was no balance outstanding on our revolving credit facility as of December 31, 2017. In addition, we had approximately $1,896.0 million of long term indebtedness, gross of deferred financing costs, outstanding under the 2017 First Lien and the Notes. We also had $452.9 million of short-term and long-term deferred revenue, which is not expected to be payable in cash.

Debt Covenants

2017 First Lien

The 2017 First Lien requires that we comply with a financial covenant to maintain a maximum ratio of consolidated net senior secured indebtedness to Bank Adjusted EBITDA (as defined below).

The 2017 First Lien contains covenants that limit our ability to, among other things, incur additional debt or issue certain preferred shares; pay dividends on or make other distributions in respect of capital stock; make other restricted payments; make certain investments; sell or transfer certain assets; create liens on certain assets to secure debt; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and enter into certain transactions with affiliates. Additionally, the 2017 First Lien requires us to comply with certain negative covenants and specify certain events of default that could result in amounts becoming payable, in whole or in part, prior to their maturity dates. We were in compliance with all covenants at December 31, 2017.

With the exception of certain equity interests and other excluded assets under the terms of the 2017 First Lien, substantially all of our assets are pledged as collateral for the obligations under the 2017 First Lien.

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

Net Leverage Ratio

The 2017 First Lien requires that we comply with a financial covenant to maintain a maximum ratio of consolidated net senior secured indebtedness on the date of determination to an adjusted consolidated EBITDA measure, which we refer to as Bank Adjusted EBITDA, for the most recently completed four quarters (which we refer to as trailing twelve months, or TTM). This net leverage ratio was required to be at or below 6.50 to 1.00 through December 31, 2016 and 6.25 to 1.00 from March 31, 2017 through December 31, 2017, and may not exceed 6.00 to 1.00 from March 31, 2018 and thereafter. As of December 31, 2017, we were in compliance with this covenant.

Our credit agreement defines the consolidated net senior secured indebtedness as of any date of determination as the aggregate amount of indebtedness of us and our restricted subsidiaries, determined on a consolidated basis in accordance with GAAP, including indebtedness for borrowed money, unreimbursed obligations under letters of credit, obligations with respect to capital lease obligations and debt obligations evidenced by promissory notes and similar instruments, minus the aggregate amount of cash and permitted investments, excluding cash and permitted investments that are restricted.

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

As of December 31, 2017, our secured net leverage ratio on a TTM basis was 4.24 to 1.00 and was calculated as follows:

	For the three months ended,
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017	TTM
	(in thousands except ratios)
Net (loss) income	$(31,578)	$(35,415)	$(40,264)	$7,473	$(99,784)
Interest expense	39,516	45,658	35,849	36,119	157,142
Income tax expense (benefit)	5,774	2,628	2,982	(28,665)	(17,281)
Depreciation	13,111	14,051	13,572	14,451	55,185
Amortization of other intangible assets	34,267	34,940	35,347	35,800	140,354
Stock-based compensation	12,924	16,245	19,580	11,252	60,001
Integration and restructuring costs	5,627	4,476	4,488	1,228	15,819
Transaction expenses and charges	580	193	—	—	773
(Gain) loss of unconsolidated entities	—	(39)	(33)	(38)	(110)
Impairment of long-lived assets	—	—	14,448	17,012	31,460
(Gain) loss on assets, not ordinary course	—	—	—	—	—
Legal advisory expenses	2,111	1,842	9,220	1,994	15,167
Billed revenue to GAAP revenue adjustment	15,130	1,123	(1,778)	(7,528)	6,947
Domain registration cost cash to GAAP adjustment	(2,177)	857	191	2,220	1,091
Currency translation	16	(63)	21	19	(7)
Bank Adjusted EBITDA	$95,301	$86,496	$93,623	$91,337	$366,757

Current portion of notes payable					$33,945
Current portion of capital lease obligations					7,630
Notes payable - long term					1,858,300
Capital lease obligations - long term					7,719
Original issue discounts and deferred financing costs					63,547
Less:
Unsecured notes					(350,000)
Cash					(66,493)
Certain permitted restricted cash					(153)
Net senior secured indebtedness					$1,554,495
Net leverage ratio					4.24
Maximum net leverage ratio					6.50
Cash and Cash Equivalents

As of December 31, 2017, our cash and cash equivalents were primarily held for working capital purposes and for required principal and interest payments under our indebtedness. A majority of our cash and cash equivalents was held in operating accounts. Our cash and cash equivalents increased by $12.9 million from $53.6 million at December 31, 2016 to $66.5 million at December 31, 2017. Of the $66.5 million cash and cash equivalents we had at December 31, 2017, $21.8 million was held in foreign countries, and due to tax reasons, we do not plan to repatriate this cash in the near future. We used cash on hand at December 31, 2016 and cash flows from operations to purchase property and equipment, redeem a non-controlling interest of $25.0 million in WZ UK and to make our debt repayments on the 2017 First Lien and (prior to the 2017 Refinancing) our previous term loan and incremental term loan, as described under "Financing Activities" below. Our future capital requirements will depend on many factors including, but not limited to, our growth rate, our level of sales and marketing activities, the development and introduction of new and enhanced products and services, market acceptance of our solutions, potential settlements of legal proceedings, acquisitions, and our gross profits and operating expenses. We believe that our current cash and cash equivalents and operating cash flows will be sufficient to meet our anticipated working capital and capital expenditure requirements, as well as our required principal and interest payments under our indebtedness, for at least the next 12 months.
The following table shows our purchases of property and equipment, principal payments on capital lease obligations, depreciation, amortization and cash flows from operating activities, investing activities and financing activities for the stated periods:

	Years ended December 31,
	2015	2016	2017
	(in thousands)
Purchases of property and equipment	$(31,243)	$(37,259)	$(43,062)
Principal payments on capital lease obligations	(4,822)	(5,892)	(7,390)
Depreciation	34,010	60,360	55,185
Amortization	92,403	155,222	152,162
Cash flows provided by operating activities	177,228	154,961	201,273
Cash flows used in investing activities	(133,801)	(932,401)	(43,821)
Cash flows provided by (used in) financing activities	(41,632)	796,396	(146,705)

Capital Expenditures
Our capital expenditures on the purchase of property and equipment for the years ended December 31, 2016 and 2017 were $37.3 million and $43.1 million, respectively. The higher property and equipment expenditures in the year ended December 31, 2017 consisted primarily of an investment in data center and customer infrastructure, including internally developed software. In addition, during the years ended December 31, 2016 and 2017 we made principal payments of $5.9 million and $7.4 million, respectively, under capital leases for software. The remaining balance payable on the capital leases is $15.3 million as of December 31, 2017.
Depreciation
Our depreciation expense for the years ended December 31, 2016 and 2017 decreased by $5.2 million from $60.4 million to $55.2 million, respectively. This decrease was primarily due to a reduction in depreciation for our email marketing segment as certain assets became fully depreciated.
Amortization
Our amortization expense, which includes amortization of other intangible assets, amortization of deferred financing costs and amortization of net present value of deferred consideration, decreased by $3.0 million from $155.2 million for the year ended December 31, 2016 to $152.2 million for the year ended December 31, 2017. Of this decrease in amortization expense, $3.2 million related to lower amortization expense of intangible assets relating to businesses and assets acquired. In addition, $2.0 million of the decrease is attributable to lower amortization expense of net present value of deferred consideration, which is primarily the result of our Ace Data Center acquisition in September 2015, which was fully paid during the year ended December 31, 2016. These decreases were partially offset by an increase of $1.2 million relating to increased amortization of deferred financing costs and an increase of $0.9 million relating to amortization of original issue discounts related to our 2017 Refinancing and the Notes.
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
Net cash provided by operating activities was $201.3 million for the year ended December 31, 2017 compared with $155.0 million for the year ended December 31, 2016. Net cash provided by operating activities for the year ended December 31, 2017 consisted of net loss of $99.8 million, offset by non-cash charges of $282.2 million and a net change of

$18.9 million in our operating assets and liabilities. The net change in our operating assets and liabilities included an increase in deferred revenue of $8.2 million, which was $46.2 million less than in the same period in 2016. The increase in net cash provided by operating activities was the result of a reduction in Constant Contact acquisition and restructuring related payments, which favorably impacted the fiscal year 2017 period by $42.7 million. In addition, increased operating profit in our email marketing segment had a favorable impact on cash flow provided by operations. These increases in cash flow were partially offset by increased interest payments of $22.1 million as we incurred a full year of interest payments on the debt incurred to acquire Constant Contact.
Net cash provided by operating activities was $155.0 million for the year ended December 31, 2016, compared with $177.2 million for the year ended December 31, 2015. Net cash provided by operating activities for the year ended December 31, 2016 consisted of a net loss of $81.2 million, offset by non-cash charges of $168.9 million and a net change of $67.3 million in our operating assets and liabilities. The net change in our operating assets and liabilities included an increase in deferred revenue of $54.4 million, which was $20.1 million more than in the same period in 2015. The decrease in net cash provided by operating activities was the result of increased transaction and restructuring related payments of $47.5 million, primarily related to the acquisition of Constant Contact, and increased cash paid for interest expense of $61.7 million, primarily related to increased debt incurred to acquire Constant Contact. These decreases in cash provided by operations were partially offset by increased cash flow from the operations of Constant Contact.

Net cash provided by operating activities was $177.2 million for the year ended December 31, 2015, and consisted of a net loss of $25.8 million, offset by non-cash charges of $173.7 million and a net change of $29.3 million in our operating assets and liabilities. The net change in our operating assets and liabilities included an increase in deferred revenue of $34.2 million, which was partially offset by other increases in our operating assets, primarily due to an increase in prepaid domain name registry fees.

Investing Activities
Cash flows used in investing activities consist primarily of purchase of property and equipment, acquisition consideration payments, and changes in restricted cash balances.
During the year ended December 31, 2017, we used $43.1 million of cash to purchase property and equipment and $2.0 million of cash to acquire intangible assets, net of proceeds of $0.5 million from asset disposals and a reduction of $0.7 million related to restricted cash.
During the year ended December 31, 2016, we used $889.6 million of cash, net of cash acquired, for the purchase consideration for our acquisitions of Constant Contact and AppMachine. We also used $36.6 million of cash to purchase property and equipment, net of proceeds from disposals of $0.7 million, and for a net deposit of $0.6 million of restricted cash with a payment processor. In addition, we paid $0.6 million for a convertible promissory note from a business that provides web and mobile management solutions, with the potential for subsequent purchases of up to $0.4 million of additional convertible notes, and $5.0 million for a minority interest investment in Fortifico Limited, a company providing a billing, customer support and CRM solution to small and mid-sized businesses.
During the year ended December 31, 2015, we used $97.8 million of cash, net of cash acquired, for the purchase consideration for our Verio, World Wide Web Hosting, Ace Data Center and Ecommerce acquisitions. In addition, we used $8.5 million to make an additional investment in our joint venture with WZ UK. We also used $31.1 million of cash to purchase property and equipment, net of proceeds from disposals of $0.1 million, and purchased intangible assets of $0.1 million. These were partially offset by a net return of $0.1 million of restricted cash held by a payment processor and $0.2 million of proceeds from sale of assets. In addition, during the year ended December 31, 2015 we received a $3.5 million repayment on a note receivable related to our equity ownership in World Wide Web Hosting.
Financing Activities
Cash flow from financing activities consists primarily of the net change in our overall indebtedness, payment of associated financing costs, payment of deferred consideration for our acquisitions and the issuance or repurchase of equity.
During the year ended December 31, 2017, cash flows used in financing activities was $146.7 million. We made repayments on our term loans of $1,797.6 million, which included the 2017 Refinancing that provided new term debt proceeds of $1,693.0 million, for a net cash debt payment of $100.4 million during fiscal year 2017. In addition, we incurred $6.3 million of costs related to the 2017 Refinancing, made capital lease payments of $7.4 million, paid $5.4 million of deferred consideration (primarily related to our AppMachine acquisition), and made the final payment of non-controlling interest obligations of $25.0 million to acquire all equity interests in WZ UK. These cash outlays were partially offset by $2.0 million in proceeds from the exercise of stock options.
During the year ended December 31, 2016, cash flows provided by financing activities was $796.4 million. We received $1.1 billion from the issuance of debt to finance the acquisition of Constant Contact. We also received $2.6 million of proceeds from the exercise of stock options, and $2.8 million as a capital investment from a joint venture minority partner. We made repayments on our revolving credit facility throughout the year, including $66.0 million that was refinanced as part of the debt we incurred to acquire Constant Contact. We also made $55.2 million in principal payments on our term loan facility, including $37.4 million of voluntary repayments. In addition, we paid $52.6 million in financing costs related to the financing of the Constant Contact acquisition and $51.0 million of deferred consideration payments, the largest component of which was $31.4 million related to our 2015 Ace Data Center acquisition.
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

	For the year ended December 31,
	2015	2016	2017
Cash flow from operations	$177,228	$154,961	$201,273
Less:
Capital expenditures and capital lease obligations	(36,065)	(43,151)	(50,452)
Free cash flow	$141,163	$111,810	$150,821

Free cash flow increased from $111.8 million for the year ended December 31, 2016 to $150.8 million for the year ended December 31, 2017. This increase was attributable to lower Constant Contact related acquisition and restructuring payments of $42.6 million, and increased cash flow from our email marketing segment. These increases in free cash flow were partially offset by increased interest payments of $22.1 million as we incurred a full year of interest payments on the debt incurred to acquire Constant Contact, and by increased capital expenditures of $7.3 million.

Free cash flow declined from $141.2 million for the year ended December 31, 2015 to $111.8 million for the year ended December 31, 2016, a decrease of $29.4 million. This decrease was primarily related to transaction and restructuring related payments of $47.5 million primarily incurred in connection with the acquisition of Constant Contact, and increased interest payments of $61.7 million due to the additional debt we incurred to acquire Constant Contact.
Net Operating Loss (NOL) Carry-Forwards
As of December 31, 2017, we had NOL carry-forwards available to offset future U.S. federal taxable income of approximately $157.5 million and future state taxable income of approximately $128.5 million. These NOL carry-forwards expire on various dates through 2037. As of December 31, 2017, we had NOL carry-forwards in foreign jurisdictions available to offset future foreign taxable income by approximately $79.3 million. We have loss carry-forwards that begin to expire in 2021 in China totaling $0.7 million. We have loss carry-forwards that begin to expire in 2020 in the Netherlands totaling $12.5 million. We also have loss carry-forwards in the United Kingdom and Singapore of $13.2 million and $0.3 million, respectively, which have an indefinite carry-forward period.
Utilization of the NOL carry-forwards may be subject to an annual limitation due to the ownership percentage change limitations under Section 382 of the Internal Revenue Code (“Section 382 limitation”). Ownership changes can limit the amount of net operating loss and other tax attributes that a company can use each year to offset future taxable income and taxes payable. In connection with a change in control in 2011, we were subject to Section 382 annual limitations of $77.1 million against the balance of NOL carry-forwards generated prior to the change in control in 2011. Through December 31, 2013, we accumulated the unused amount of Section 382 limitations in excess of the amount of NOL carry-forwards that were originally subject to limitation. Therefore, these unused NOL carry-forwards are available for future use to offset taxable income. We have completed an analysis of changes in our ownership from 2011, through our IPO, to December 31, 2013. We concluded that there was not a Section 382 ownership change during this period and therefore any NOLs generated through December 31, 2013, are not subject to any new Section 382 annual limitations on NOL carry-forwards.
On November 20, 2014, we completed a follow-on offering of 13,000,000 shares of common stock. The underwriters also exercised their overallotment option to purchase an additional 1,950,000 shares of common stock from the selling stockholders. On March 11, 2015, we closed a follow-on offering of our common stock, in which selling stockholders sold 12,000,000 shares of common stock at a public offering price of $19.00 per share. The underwriter also exercised its overallotment option to purchase an additional 1,800,000 shares of common stock from the selling stockholders. We performed an analysis of the impact of these offerings and determined that no Section 382 change in ownership occurred as a result of either offering.
Backlog and Deferred Revenue
We define our backlog as the total committed value of our contracts which have not been recognized as revenue at the end of a period. Since we require prepayments for all our products and services, our backlog is equal to our deferred revenue balance. Our backlog as of December 31, 2016 and 2017 was $444.4 million and $452.9 million, respectively. Because revenue for any period is a function of revenue recognized from deferred revenue under contracts in existence at the beginning of a period, as well as contract renewals and new customer contracts during the period, backlog at the beginning of any period is not necessarily indicative of future performance. Our presentation of backlog may differ from other companies in our industry.
Contractual Obligations and Commitments
Our principal commitments consist of obligations under our outstanding debt facilities, which in 2017 included a quarterly principal repayment against the 2017 First Lien of $8.5 million per quarter, interest payments on the 2017 First Lien, which are typically three-month LIBOR loans, and interest payments on the Notes; non-cancelable leases for our office space; deferred payment obligations related to acquisitions; and purchase obligations under significant contracts. The following table summarizes these contractual obligations as of December 31, 2017:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt obligations:
Principal payments on term loan facilities and notes	$1,955,792	$33,945	$67,890	$67,890	$1,786,067
Interest payments on term loan facilities and notes(1)	764,817	135,155	278,759	269,612	81,291
Capital lease obligations	16,361	8,384	7,977	—	—
Operating lease obligations	127,960	21,526	39,845	29,977	36,612
Deferred consideration(2)	7,916	4,365	3,551	—	—
Purchase commitments	42,353	32,277	10,076	—	—
Total	$2,915,199	$235,652	$408,098	$367,479	$1,903,970

(1)
Term loan facility interest rate is based on adjusted LIBOR plus 400 basis points for the 2017 First Lien, subject to a LIBOR floor of 1.00%. As of December 31, 2017, the interest rates on the 2017 First Lien and the Notes were 5.46% and 10.88%, respectively. The 2017 First Lien and the Notes mature on February 9, 2023, and February 1, 2024, respectively. Our revolving credit facility, which has no balance outstanding as of December 31, 2017, has a maturity date of February 9, 2021.

(2)	Consists of deferred payment obligations related to acquisitions.

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
Interest Rate Sensitivity
We had cash and cash equivalents of $66.5 million at December 31, 2017, the majority of which was held in operating accounts for working capital purposes and other general corporate purposes which includes payment of principal and interest under our indebtedness. As of December 31, 2017, we had approximately $1,605.8 million of indebtedness outstanding under our 2017 First Lien, $350.0 million outstanding under the Notes and $0.0 million outstanding under a revolving credit facility of $165.0 million.

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

Loans under the new $165.0 million revolving credit facility will bear interest at a rate of LIBOR plus 4.0% per annum (subject to a leverage-based step-down).

Loans under the revolving credit facility are also subject to a base rate option, with interest rate spreads of 1.0% per annum less than those applicable to LIBOR-based loans.

We are also required to pay a commitment fee of 0.50% per annum to the lenders based on the average daily unused amount of the revolving commitments.
Based on our aggregate indebtedness outstanding under our new first lien term loan facility of $1,605.8 million as of December 31, 2017, a 100 basis point increase in the adjusted LIBOR above the LIBOR floor would result in a $16.2 million increase in our aggregate interest payments over a 12-month period, and a 100 basis point decrease at the current LIBOR rate would result in a $16.2 million decrease in our interest payments.

We entered into a three-year interest rate cap on December 9, 2015 as part of our risk management strategy. This interest rate cap limits our exposure to interest rate increases on $500.0 million of our first lien term loan. If the LIBOR interest rates for this loan increase more than 31 basis points above the rates at December 31, 2017, our interest rate cap would begin to protect us on interest charges for $500.0 million of outstanding debt.
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
ENDURANCE INTERNATIONAL GROUP HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Endurance International Group Holdings, Inc.
Burlington, Massachusetts

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Endurance International Group Holdings, Inc. (the “Company”) as of December 31, 2016 and 2017, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2016 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 22, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/    BDO USA, LLP

We have served as the Company's auditor since 2008.
Boston, Massachusetts
February 22, 2018

Endurance International Group Holdings, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31, 2016	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$53,596	$66,493
Restricted cash	3,302	2,625
Accounts receivable	13,088	15,945
Prepaid domain name registry fees	55,444	53,805
Prepaid expenses and other current assets	28,678	29,327
Total current assets	154,108	168,195
Property and equipment—net	95,272	95,452
Goodwill	1,859,909	1,850,582
Other intangible assets—net	612,057	455,440
Deferred financing costs	4,932	3,189
Investments	15,857	15,267
Prepaid domain name registry fees, net of current portion	10,429	10,806
Other assets	3,710	2,155
Total assets	$2,756,274	$2,601,086
Liabilities, redeemable non-controlling interest and stockholders’ equity
Current liabilities:
Accounts payable	$16,074	$11,058
Accrued expenses	67,722	79,991
Accrued interest	27,246	24,457
Deferred revenue	355,190	361,940
Current portion of notes payable	35,700	33,945
Current portion of capital lease obligations	6,690	7,630
Deferred consideration—short term	5,273	4,365
Other current liabilities	2,890	4,031
Total current liabilities	516,785	527,417
Long-term deferred revenue	89,200	90,972
Notes payable—long term, net of original issue discounts of $25,853 and $25,811, and deferred financing costs of $43,342 and $37,736, respectively	1,951,280	1,858,300
Capital lease obligations—long term	512	7,719
Deferred tax liability—long term	39,943	19,696
Deferred consideration—long term	7,444	3,551
Other liabilities	8,974	10,426
Total liabilities	2,614,138	2,518,081
Redeemable non-controlling interest	17,753	—
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred Stock—par value $0.0001; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock—par value $0.0001; 500,000,000 shares authorized; 134,793,857 and 140,190,695 shares issued at December 31, 2016 and December 31, 2017, respectively; 134,793,857 and 140,190,695 outstanding at December 31, 2016 and December 31, 2017, respectively	14	14
Additional paid-in capital	868,228	931,033
Accumulated other comprehensive loss	(3,666)	(541)
Accumulated deficit	(740,193)	(847,501)
Total stockholders’ equity	124,383	83,005
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$2,756,274	$2,601,086
See accompanying notes to consolidated financial statements.

Endurance International Group Holdings, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)

	Year Ended December 31, 2015	Year Ended December 31, 2016	Year Ended December 31, 2017
Revenue	$741,315	$1,111,142	$1,176,867
Cost of revenue	425,035	583,991	603,930
Gross profit	316,280	527,151	572,937
Operating expense:
Sales and marketing	145,419	303,511	277,460
Engineering and development	26,707	87,601	78,772
General and administrative	81,386	143,095	163,972
Transaction costs	9,582	32,284	773
Impairment of goodwill	—	—	12,129
Total operating expense	263,094	566,491	533,106
Income (loss) from operations	53,186	(39,340)	39,831
Other income (expense):
Other income (expense), net	5,440	1,862	(600)
Interest income	414	576	736
Interest expense	(58,828)	(152,888)	(157,142)
Total other expense—net	(52,974)	(150,450)	(157,006)
Income (loss) before income taxes and equity earnings of unconsolidated entities	212	(189,790)	(117,175)
Income tax expense (benefit)	11,342	(109,858)	(17,281)
Loss before equity earnings of unconsolidated entities	(11,130)	(79,932)	(99,894)
Equity loss (income) of unconsolidated entities, net of tax	14,640	1,297	(110)
Net loss	$(25,770)	$(81,229)	$(99,784)
Net (loss) income attributable to non-controlling interest	—	(15,167)	277
Excess accretion of non-controlling interest	—	6,769	7,247
Total net (loss) income attributable to non-controlling interest	—	(8,398)	7,524
Net loss attributable to Endurance International Group Holdings, Inc.	$(25,770)	$(72,831)	$(107,308)
Comprehensive loss:
Foreign currency translation adjustments	(1,281)	(597)	3,091
Unrealized gain (loss) on cash flow hedge, net of taxes of $46, ($792), and $11 for the years ended December 31, 2015, 2016 and 2017	80	(1,351)	34
Total comprehensive loss	$(26,971)	$(74,779)	$(104,183)
Net loss per share attributable to Endurance International Group Holdings, Inc. - basic and diluted earnings per share	$(0.20)	$(0.55)	$(0.78)
Weighted-average number of common shares used in computing net loss per share attributable to Endurance International Group Holdings, Inc. - basic and diluted	131,340,557	133,415,732	137,322,201
See accompanying notes to consolidated financial statements.

Endurance International Group Holdings, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Number	Amount
Balance—December 31, 2014	130,914,333	$14	$816,591	$(517)	$(641,592)	$174,496
Vesting of restricted shares	838,809	—	—	—	—	—
Exercise of stock options	185,343	—	2,224	—	—	2,224
Other comprehensive loss	—	—	—	(1,201)	—	(1,201)
Net loss attributable to Endurance International Group Holdings, Inc.	—	—	—	—	(25,770)	(25,770)
Stock-based compensation	—	—	29,925	—	—	29,925
Balance—December 31, 2015	131,938,485	14	848,740	(1,718)	(667,362)	179,674
Vesting of restricted shares	2,458,886	—	—	—	—	—
Exercise of stock options	396,486	—	2,564	—	—	2,564
Other comprehensive loss	—	—	—	(1,948)	—	(1,948)
Non-controlling interest accretion	—	—	(30,844)	—	—	(30,844)
Investment in Constant Contact	—	—	5,395	—	—	5,395
Net loss attributable to non-controlling interest	—	—	(15,167)	—	—	(15,167)
Net loss attributable to Endurance International Group Holdings, Inc.	—	—	—	—	(72,831)	(72,831)
Stock-based compensation	—	—	57,540	—	—	57,540
Balance—December 31, 2016	134,793,857	14	868,228	(3,666)	(740,193)	124,383
Vesting of restricted shares	5,040,609	—	—	—	—	—
Exercise of stock options	356,229	—	2,049	—	—	2,049
Other comprehensive loss	—	—	—	3,125	—	3,125
Net loss attributable to non-controlling interest	—	—	277	—	—	277
Net loss attributable to Endurance International Group Holdings, Inc.	—	—	—	—	(107,308)	(107,308)
Stock-based compensation	—	—	60,479	—	—	60,479
Balance—December 31, 2017	140,190,695	$14	$931,033	$(541)	$(847,501)	$83,005
See accompanying notes to consolidated financial statements.

Endurance International Group Holdings, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31, 2015	Year Ended December 31, 2016	Year Ended December 31, 2017
Cash flows from operating activities:
Net loss	$(25,770)	$(81,229)	$(99,784)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	34,010	60,360	55,185
Amortization of other intangible assets from acquisitions	91,057	143,562	140,354
Amortization of deferred financing costs	82	6,073	7,316
Amortization of net present value of deferred consideration	1,264	2,617	632
Amortization of original issuance discount	—	2,970	3,860
Impairment of long-lived assets	—	9,039	18,731
Impairment of investments	—	—	600
Impairment of goodwill	—	—	12,129
Stock-based compensation	29,925	58,267	60,001
Deferred tax expense (benefit)	7,120	(113,242)	(22,807)
Gain on sale of assets	(155)	(243)	(315)
Gain from unconsolidated entities	(5,440)	(1,862)	(110)
Loss of unconsolidated entities	14,640	1,297	—
Financing costs expensed	—	—	5,487
Loss on early extinguishment of debt	—	—	992
Dividend from minority interest	—	100	100
(Gain) loss from change in deferred consideration	1,174	(20)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,659)	(1,620)	(3,102)
Prepaid expenses and other current assets	(13,187)	(4,932)	4,383
Accounts payable and accrued expenses	9,926	19,458	9,386
Deferred revenue	34,241	54,366	8,235
Net cash provided by operating activities	177,228	154,961	201,273
Cash flows from investing activities:
Businesses acquired in purchase transaction, net of cash acquired	(97,795)	(889,634)	—
Purchases of property and equipment	(31,243)	(37,259)	(43,062)
Cash paid for minority investment	(8,475)	(5,600)	—
Proceeds from sale of assets	284	676	530
Proceeds from note receivable	3,454	—	—
Purchases of intangible assets	(76)	(27)	(1,966)
Net (deposits) and withdrawals of principal balances in restricted cash accounts	50	(557)	677
Net cash used in investing activities	(133,801)	(932,401)	(43,821)

Endurance International Group Holdings, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31, 2015	Year Ended December 31, 2016	Year Ended December 31, 2017
Cash flows from financing activities:
Proceeds from issuance of term loan	—	1,056,178	1,693,007
Repayment of term loan	(10,500)	(55,200)	(1,797,634)
Proceeds from borrowing of revolver	147,000	54,500	—
Repayment of revolver	(130,000)	(121,500)	—
Payment of financing costs	—	(52,561)	(6,304)
Payment of deferred consideration	(14,991)	(51,044)	(5,433)
Payment of redeemable non-controlling interest liability	(30,543)	(33,425)	(25,000)
Principal payments on capital lease obligations	(4,822)	(5,892)	(7,390)
Proceeds from exercise of stock options	2,224	2,564	2,049
Capital investment from minority interest partner	—	2,776	—
Net cash provided by (used in) financing activities	(41,632)	796,396	(146,705)
Net effect of exchange rate on cash and cash equivalents	(1,144)	1,610	2,150
Net increase in cash and cash equivalents	651	20,566	12,897
Cash and cash equivalents:
Beginning of period	32,379	33,030	53,596
End of period	$33,030	$53,596	$66,493
Supplemental cash flow information:
Interest paid	$57,338	$119,063	$141,157
Income taxes paid	$4,510	$4,278	$3,369
Supplemental disclosure of non-cash financing activities:
Shares or awards issued in connection with acquisitions	$—	$5,395	$—
Assets acquired under capital lease	$9,795	$—	$15,536
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

Segment Information

From the fourth quarter of fiscal year 2016, through the third quarter of fiscal year 2017, the Company had two reportable segments, web presence and email marketing. The Company has experienced significant changes in its management structure during fiscal year 2017, including a change in its chief executive officer, who is the Company's chief operating decision maker ("CODM"). The Company's leadership structure has been revised to centralize management of certain domain-leading brands in order to improve overall performance. As a result of these management changes, management has revised internal financial reporting structures, and broken the former web presence segment into two reportable segments, web presence and domains. The Company's third reportable segment, email marketing, remains unchanged.
The products and services included in each of the three reportable segments are as follows:
Web Presence. The web presence segment consists primarily of the Company's web hosting brands, such as Bluehost and HostGator, and related products such as domain names, website security, website design tools and services, and e-commerce products.
Domain. The domain segment consists of domain-focused brands such as Domain.com, ResellerClub and LogicBoxes as well as certain web hosting brands that are under common management with domain-focused brands. This segment sells domain names and domain management services to resellers and end users, as well as premium domain names, and also generates advertising revenue from domain name parking. It also resells domain names and domain management services to the web presence segment.
Email Marketing. The email marketing segment consists of Constant Contact email marketing tools and related products and the SinglePlatform digital storefront solution.
The Company's segments share certain resources, primarily related to sales and marketing, engineering and general and administrative functions. Management allocates these costs to each respective segment based on a consistently applied methodology.
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
Restricted Cash
Restricted cash is composed of certificates of deposits and cash held by merchant banks and payment processors, which provide collateral against any chargebacks, fees, or other items that may be charged back to the Company by credit card companies and other merchants, and collateral for certain facility leases.

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
Fair Value of Financial Instruments
The carrying amounts of the Company’s financial instruments, which include cash equivalents, accounts receivable, accounts payable and certain accrued expenses, approximate their fair values due to their short maturities. The carrying amount of the Company’s contingent consideration is recorded at fair value. The fair value of the Company’s notes payable is based on the borrowing rates currently available to the Company for debt with similar terms and average maturities and approximates their carrying value.
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
For the years ended, December 31, 2015, 2016 and 2017, no subscriber represented 10% or more of the Company’s total revenue. Additionally, as of December 31, 2016 and 2017, no subscriber represented 10% or more of the Company’s total accounts receivable.
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
Software Development Costs
The Company accounts for software development costs for internal use software under the provisions of ASC 350-40, “Internal-Use Software”. Accordingly, certain costs to develop internal-use computer software are capitalized, provided these costs are expected to be recoverable. During the years ended December 31, 2015, 2016 and 2017, the Company capitalized internal-use software development costs of $5.5 million, $11.8 million and $10.2 million, respectively.
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

Goodwill
Goodwill relates to amounts that arose in connection with various acquisitions and represents the difference between the purchase price and the fair value of the identifiable intangible and tangible net assets when accounted for using the purchase method of accounting. Goodwill is not amortized, but is subject to periodic review for impairment. Events that would indicate impairment and trigger an interim impairment assessment include, but are not limited to, current economic and market conditions, a decline in the equity value of the business, a significant adverse change in certain agreements that would materially affect reported operating results, business climate or operational performance of the business and an adverse action or assessment by a regulator.
In accordance with Accounting Standards Update No. 2011-08, or ASU 2011-08, Intangibles-Goodwill and Other (Topic 350) Testing Goodwill for Impairment, the Company is required to review goodwill by reporting unit for impairment at least annually or more often if there are indicators of impairment present. A reporting unit is either the equivalent of, or one level below, an operating segment. During 2016, the Company determined that it had two reporting units. The Company has historically performed its annual goodwill test as of December 31st of each fiscal year. The goodwill impairment test for the Company’s two reporting units as of December 31, 2016 followed a two-step process. In the first step, the Company compared the fair value of each reporting unit to its respective carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is considered not impaired and no further testing is required. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then a second step is performed to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded. As of December 31, 2016, the fair value of both of reporting units exceeded their carrying values and, therefore, no impairment existed as of that date.
As a result of changes in the Company’s management structure during fiscal year 2017, including the change in its chief executive officer / CODM, the Company has revised its internal financial reporting structure, which has resulted in a change to its reporting units. The Company has identified a total of ten reporting units under the new structure. With the increase in reporting units, the Company determined that more time would be required to perform future goodwill impairment tests, and as a result, decided to accelerate its annual goodwill impairment test date to October 31st of each fiscal year, starting with the fiscal year 2017 test.
Before testing goodwill at October 31, 2017, the Company allocated assets and liabilities to their respective reporting units. Goodwill was allocated to each reporting unit in accordance with ASC 350-20-40, which requires that goodwill be allocated based on the relative fair values of each reporting unit. After completing this valuation process, the Company allocated goodwill to seven reporting units. The Company did not allocate any goodwill to three smaller reporting units that were determined to have no material fair value.
The carrying value of each reporting unit is based on the assignment of the appropriate assets and liabilities to each reporting unit. Assets and liabilities were assigned to each reporting unit if the assets or liabilities are employed in the operations of the reporting unit and the asset and liability is considered in the determination of the reporting unit fair value. Certain assets and liabilities are shared by multiple reporting units, and were allocated to each reporting unit based on the relative size of a reporting unit, primarily based on revenue.
The fair value of each reporting unit is determined by the income approach. The Company also compared the fair value from the income approach to a market based approach to validate that the value derived from the income approach was reasonable. For the income approach, fair value is determined based on the present value of estimated future after-tax cash flows, discounted at an appropriate risk adjusted rate. The Company uses internal forecasts to estimate future after-tax cash flows, which includes an estimate of long-term future growth rates based on the long-term outlook for each reporting unit. Actual results may differ from those assumed in each forecast.
The Company derives discount rates using a capital asset pricing model and analyzing published rates for industries relevant to the reporting units to estimate the weighted average cost of capital. The Company uses discount rates that are commensurate with the risks and uncertainty inherent in the business and in internally developed forecasts. For fiscal year 2017, the Company used a discount rate of 10.0%, and also performed sensitivity analysis on the discount rates. For the market approach validation, values were derived based on valuation multiples from sales of comparable companies.
The Company has also early adopted the provisions of ASU 2017-4, which eliminates the second step of the goodwill impairment test. As a result, the goodwill impairment test as of October 31, 2017 includes only one step, which is a comparison of the carrying value of each reporting unit to its fair value, and any excess carrying value, up to the amount of goodwill allocated to that reporting unit, is impaired. The goodwill impairment test as of October 31, 2017 resulted in a $12.1 impairment of goodwill to the Company's domain monetization reporting unit within the domain segment. The impairment is a direct result of a more rapid decline in domain parking revenue than originally expected, and to a lesser extent, reduced sales of premium domain names. Goodwill for this reporting unit has been completely impaired. Goodwill allocated to the other six reporting units was not impaired.
Goodwill as of December 31, 2017 is $1,850.6 million. Approximately $1,820.7 million of this goodwill relates to reporting units where fair value exceeds each reporting units carrying value by at least 20%. One reporting unit, the domain.com reporting unit within the domain segment, has a goodwill balance of $29.9 million, and a fair value fair value that exceeds its carrying value by 6%. The Company has one reporting unit, the backup reporting unit that is within the web presence segment, that has a negative carrying value and has been allocated $2.3 million of goodwill.
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

Also during the year ended December 31, 2016, the Company incurred total impairment charges of IPR&D of $2.2 million, consisting of $1.4 million to impair certain acquired IPR&D projects from the Webzai acquisition that were abandoned during the year ended December 31, 2016 and a charge of $0.8 million to impair certain acquired IPR&D projects from the AppMachine acquisition. Refer to Note 7: Goodwill and Other Intangible Assets, and Acquired In- Process Research and Development (IPR&D) below for further details.

All of the 2016 impairments described above were recognized in the web presence segment.

During the year ended December 31, 2017, the Company recognized an impairment charge of $13.8 million relating to certain domain name intangible assets acquired in 2014, which was recorded in cost of revenue in the consolidated statements of operations and comprehensive loss. The impairment resulted from diminished cash flows associated with these intangible assets.

Also during the year ended December 31, 2017, the Company recognized an impairment charge of $4.9 million primarily relating to developed technology and customer relationships associated with the acquisition the Directi web presence business in 2014. This impairment was recorded in cost of revenue in the consolidated statements of operations and comprehensive loss. The impairment resulted from diminished cash flows associated with these intangible assets.

All of the 2017 impairments described above were recognized in the domains segment.
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
No such impairment losses were identified for the year ended December 31, 2015.
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
During 2014, the Company capitalized $4.6 million of IPR&D in connection with its acquisition of Webzai. During the year ended December 31, 2015, $3.2 million was reclassified to developed technology and wa being amortized over the estimated useful life of 4.0 years. During 2015, the Company did not capitalize any IPR&D in connection with its acquisitions of the assets of the U.S. retail portion of the Verio business of NTT America, Inc. (“Verio”), the assets of World Wide Web Hosting, LLC (“WWWH”), the assets of Ace Data Centers, Inc. (“Ace DC”) and the ownership interests in Ace Holdings, LLC (“Ace Holdings”) (these acquired assets and ownership interests, collectively, “Ace”) and the assets of Ecommerce, LLC, (“Ecommerce”). During 2016, in addition to the impairment of the Webzai IPR&D mentioned above, the Company also capitalized $1.7 million of IPR&D in connection with its acquisition of AppMachine B.V. ("AppMachine"), of which approximately $0.9 million was reclassified to developed technology and is being amortized over the estimated useful life of

4.0 years, and the remaining $0.8 million was impaired, as previously mentioned. The Company did not capitalize any other IPR&D in connection with its other 2016 acquisitions of WZ UK and Constant Contact.
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
When multiple deliverables included in a multiple-element service arrangement are separated into different units of accounting, the total transaction amount is allocated to the identified separate units based on a relative selling price hierarchy. The Company determines the relative selling price for a deliverable based on vendor specific objective evidence (“VSOE”) of fair value, if available, or best estimate of selling price (“BESP”), if VSOE is not available. The Company has determined that third-party evidence of selling price (“TPE”) is not a practical alternative due to differences in its multi-brand offerings compared to competitors and the lack of availability of relevant third-party pricing information. The Company has not established VSOE for its offerings due to lack of pricing consistency, the introduction of new products, services and other factors. Accordingly, the Company generally allocates revenue to the deliverables in the arrangement based on the BESP. The Company determines BESP by considering its relative selling prices, competitive prices in the marketplace and management judgment; these selling prices, however, may vary depending upon the particular facts and circumstances related to each deliverable. The Company analyzes the selling prices used in its allocation of transaction amount, at a minimum, on a quarterly basis. Selling prices are analyzed on a more frequent basis if a significant change in the Company's business necessitates a more timely analysis.

The Company maintains a reserve for refunds and chargebacks related to revenue that has been recognized and is expected to be refunded. The Company had a refund and chargeback reserve of $0.6 million and $0.5 million as of December 31, 2016 and 2017, respectively. The portion of deferred revenue that is expected to be refunded at December 31, 2016 and 2017 was $2.1 million and $1.8 million, respectively. Based on refund history, a significant majority of refunds happen in the same fiscal month that the customer contract starts or renews. Approximately 83% of all refunds happen in the same fiscal month that the contract starts or renews, and approximately 96% of all refunds happen within 45 days of the contract start or renewal date.

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
Sales and Marketing Costs
The Company engages in sales and marketing through various online marketing channels, which include affiliate and search marketing as well as online partnerships. The Company expenses sales and marketing costs as incurred. For the years ended December 31, 2015, 2016 and 2017, the Company’s sales and marketing costs were $145.4 million, $303.5 million and $277.5 million, respectively.
Foreign Currency
The Company has sales in a number of foreign currencies. In 2013, the Company commenced operations in foreign locations which report in the local currency. The assets and liabilities of the Company’s foreign locations are translated into U.S. dollars at current exchange rates as of the balance sheet date, and revenue and expenses are translated at average monthly exchange rates. The resulting translation adjustments are recorded as a separate component of stockholders’ equity and have not been material. Foreign currency transaction gains and losses relate to the settlement of assets or liabilities in another currency.
Foreign currency transaction losses were $1.9 million, $1.8 million, and $0.8 million during the years ended December 31, 2015, 2016 and 2017, respectively. These amounts are recorded in general and administrative expense in the Company’s consolidated statements of operations and comprehensive loss.
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
In addition, ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is more likely than not to be realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company had no unrecognized tax benefits in the years ended December 31, 2015 and 2016. The Company provided for unrecognized tax benefits of $1.1 million in the year ended December 31, 2017.
The Company records interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2015, and 2016, the Company did not recognize any interest or penalties related to unrecognized tax benefits. During the year ended December 31, 2017, the Company recognized immaterial interest and penalties related to unrecognized tax benefits.

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

The Company elected to early adopt the new guidance in the fourth quarter of fiscal year 2016, which requires it to reflect any adjustments as of January 1, 2016, the beginning of the annual period that includes the interim period of adoption. The impact of the early adoption resulted in the following:

•
Due to the Company's net shortfall position upon the time of adoption, the new standard resulted in additional tax expense in its provision for income taxes rather than paid-in capital of $0.9 million for the year ended December 31, 2016. The Company's beginning retained earnings was not impacted by the early adoption as the Company had a full valuation allowance against the U.S. deferred tax assets as of December 31, 2015.

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
The Company’s potentially dilutive shares of common stock are excluded from the diluted weighted-average number of shares of common stock outstanding as their inclusion in the computation would be anti-dilutive due to net losses. For the years ended December 31, 2015, 2016 and 2017, all non-vested shares granted prior to the Company’s IPO in October 2013, stock options, restricted stock awards and restricted stock units were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive as a result of the net losses for these periods.

	For the Year Ended December 31,
	2015	2016	2017
	(in thousands, except share amounts and per share data)
Computation of basic and diluted net loss per share:
Net loss attributable to Endurance International Group Holdings, Inc.	$(25,770)	$(72,831)	$(107,308)
Net loss per share attributable to Endurance International Group Holdings, Inc.:
Basic and diluted	$(0.20)	$(0.55)	$(0.78)
Weighted average number of common shares used in computing net loss per share attributable to Endurance International Group Holdings, Inc.:
Basic and diluted	131,340,557	133,415,732	137,322,201

The following number of weighted average potentially dilutive shares were excluded from the calculation of diluted loss per share because the effect of including such potentially dilutive shares would have been anti-dilutive:

	For the Year Ended December 31,
	2015	2016	2017
Restricted Stock Awards and Units	3,019,349	8,019,241	8,967,840
Options	6,723,589	10,380,991	10,728,795
Total	9,742,938	18,400,232	19,696,635

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
Through December 31, 2017, the only losses incurred by the Company in connection with any of its indemnification obligations or guarantees relate to immaterial amounts incurred to indemnify officers in connection with the SEC investigation. The Company does not expect material claims related to these indemnification obligations and consequently concluded that the fair value of these obligations is negligible and no related liabilities were established.

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

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment. This new standard eliminates step two of the prior goodwill test, and instead requires that an entity perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. This amendment is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. The Company elected to early adopt the provisions of ASU 2017-04 effective in the fourth quarter of fiscal year 2017, which simplified the process of calculating the $12.1 million impairment to goodwill during the fourth quarter of fiscal year 2017.
Recent Accounting Pronouncements - Recently Issued

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. Since then, the FASB has also issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606), Principals versus Agent Considerations, ASU 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing, and ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842), Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments, which further elaborate on the original ASU No. 2014-09. The core principle of these updates is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgments and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. In July 2015, the FASB approved a one-year deferral of the effective date to January 1, 2018, with early adoption to be permitted as of the original effective date of January 1, 2017. Once this standard becomes effective, companies may use either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures) (the "modified retrospective approach"). The Company has performed an initial assessment of ASU 2014-09, and expects that this new guidance will impact the timing of when certain sales incentive payments, primarily to external parties, are charged to expense as these costs must be deferred over the life of the related customer relationship. The Company also expects that a small portion of its revenue recognition will be impacted by this new guidance. The Company has completed an initial quantification of the changes from adoption of ASU 2014-09, and believes that the deferral of certain sales incentive payments may materially impact the timing of expenses in the initial periods following adoption, and that future revenue will not be materially impacted by this adoption. The Company expects that the impact to opening retained earnings will be approximately $67.0 million, which consists of an $83.0 million deferred asset relating to customer acquisition costs and a $6.0 million deferred asset for domain registration costs, partially offset by a $22.0 million liability for deferred revenue. The Company is in the process of evaluating the deferred tax impact of these changes, and expects to complete this evaluation during the first quarter of fiscal year 2018. The deferred tax impact may further impact the adjustment to retained earnings. Further, the Company expects to adopt ASU 2014-09 under the modified retrospective approach.

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. This new standard enhances the reporting model for financial instruments to provide users of financial statements with more decision-useful information. This amendment is effective for annual periods beginning after December 15, 2017, and early adoption is permitted. The Company is currently evaluating the impact of its pending adoption of the new standard on its consolidated financial statements, but does not believe that this will have a material impact on its consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases. Since then, the FASB has also issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments, which further elaborates on the original

ASU No. 2016-02. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of its pending adoption of the new standard on its consolidated financial statements, but expects that that adoption will increase its assets and liabilities.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718). This new standard provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This amendment is effective for annual or interim periods in fiscal years beginning after December 15, 2017, and should be applied prospectively to an award modified on or after the adoption date. The Company will apply this new guidance to any modifications, based on the new definition of a modification, for all periods beginning on or after January 1, 2018. The Company is currently evaluating the impact of its pending adoption of the new standard on its consolidated financial statements.

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
Acquisitions—2015
Verio
On May 26, 2015, the Company acquired the assets of the U.S. retail portion of the Verio business of NTT America, Inc., a provider of shared, virtual private server (“VPS”) and dedicated hosting services.
The aggregate purchase price was $13.0 million, of which $10.5 million was paid in cash at the closing. The Company was obligated to pay the remaining cash consideration of $2.5 million on the first anniversary of the acquisition, less amounts used to satisfy any obligation determined to be owed to the Company for any indemnity pursuant to the asset purchase agreement. As of December 31, 2017, the Company has paid all of the remaining $2.5 million cash consideration.
The purchase price of $13.0 million has been allocated to intangible assets consisting of subscriber relationships and trade names of $13.1 million and $0.1 million, respectively, and goodwill of $1.2 million, offset by deferred revenue of $1.4 million. Goodwill related to the acquisition is deductible for tax purposes and related primarily to expected synergies. Goodwill relating to this acquisition is included within the web presence segment.

World Wide Web Hosting
On June 25, 2015, the Company acquired substantially all of the assets of World Wide Web Hosting ("WWWH"), a provider of web presence solutions doing business under the brand name Site5. The Company previously had an equity interest in WWWH, which was originally acquired when the Company acquired Hostgator.com LLC on July 13, 2012.
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
The purchase price of $34.9 million has been allocated to intangible assets consisting of subscriber relationships and trade names of $11.0 million and $1.9 million, respectively, goodwill of $23.3 million, and prepaid expenses and other current assets of $1.2 million, offset by deferred revenue of $2.5 million. Goodwill related to the acquisition is deductible for tax purposes and related primarily to expected synergies. Goodwill relating to this acquisition is included within the web presence segment.
Ace Data Center and Ace Holdings
On September 21, 2015, the Company entered into a purchase agreement with Ace Data Center ("Ace DC") to acquire substantially all of the assets of Ace DC and with Ace Holdings and its owners to acquire all of the ownership interests in Ace Holdings. Ace DC is the former manager of a data center that provides colocation, infrastructure and carrier-neutral connectivity services. This data center is the Company’s largest data center. Ace Holdings owned the real property, improvements and building at and on which the data center is located, including certain non-systems equipment and personal property.
The aggregate purchase price was $74.0 million, of which $44.4 million was paid in cash at the closing. Under the terms of the purchase agreement, within approximately 75 days of the closing date of the acquisition, the purchase consideration was subject to a working capital adjustment and a tax gross up adjustment, which resulted in an additional $0.7 million payment from the Company on December 2, 2015. The Company was obligated to pay the remaining cash consideration of $31.5 million on the first anniversary of the acquisition, less amounts used to satisfy any obligation determined to be owed to the Company for any indemnity pursuant to the asset purchase agreement. The net present value of the remaining cash consideration was $28.9 million, which was the amount used to calculate the $74.0 million aggregate purchase price above. An aggregate amount of $0.7 million for the accretion of the present value of the remaining cash consideration was included in interest expense for the year ended December 31, 2015, resulting in the net present value of the remaining cash consideration at December 31, 2015 of $29.6 million. The Company paid the remaining cash consideration of $31.4 million during the year ended December 31, 2016.
The purchase price of $74.0 million has been allocated to property and equipment, including real property, of $12.1 million, goodwill of $62.2 million, prepaid expenses and other current assets of $0.2 million and developed technology of $0.1 million, offset by other liabilities of $0.6 million. The goodwill reflects the value of estimated cost efficiencies gained for the Company by owning its own data center. Goodwill related to the acquisition is deductible for tax purposes. Goodwill relating to this acquisition is included within the web presence segment.

Ecommerce
On November 2, 2015, the Company acquired substantially all of the assets of Ecommerce, a provider of shared, VPS and cloud hosting services, domain registration services and add-on products.
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
The purchase price of $28.0 million has been allocated to intangible assets consisting of subscriber relationships, intellectual property and trade names of $9.4 million, $4.4 million and $0.1 million, respectively, and goodwill of $16.7 million, offset by deferred revenue of $2.6 million. Goodwill reflects the value of estimated synergies and is deductible for tax purposes. Goodwill relating to this acquisition is included within the web presence segment.
Acquisitions—2016

WZ (UK) Ltd.

In August 2014, the Company made an aggregate investment of $3.9 million for a joint venture with a 49% ownership interest in WZ (UK) Ltd. ("WZ UK"), which is a provider of technology and sales and marketing services associated with web builder solutions. The Company and the other shareholders of WZ UK entered into a put and call option for the Company to acquire additional equity interests of WZ UK under certain circumstances.

On January 6, 2016, the Company partially exercised this option, which increased its stake in WZ UK from 49% to 57.5%. Upon the exercise of the option, the Company estimated the fair value of the assets and liabilities in accordance with the guidance for business combinations and estimated that the value of the noncontrolling interest (“NCI”) on January 6, 2016 was $10.8 million. The estimated aggregate purchase price of $22.2 million included a gain of $11.4 million that was calculated based on the implied fair value of the Company’s 49.0% equity investment and the NCI of $10.8 million, which were allocated to goodwill of $21.6 million, intangible assets consisting of subscriber relationships of $4.9 million, and property, plant and equipment of $0.3 million, offset by deferred revenue of $3.3 million and negative working capital of $1.3 million. Goodwill related to the acquisition, which is part of the Company’s web presence reporting segment, is not deductible for tax purposes. Goodwill reflected primarily marketing know-how of the acquired company. Goodwill relating to this acquisition is included within the web presence segment.

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

Concurrent with the restructuring, the Company amended the put and call option described above to provide for the Company to acquire the remaining 13.6% equity interest in WZ UK for $25.0 million under certain circumstances, either through a put option that was exercisable by the minority shareholders of WZ UK beginning on July 1, 2017, or by a call option that was exercisable by the Company beginning on January 1, 2018. The Company started accreting the $25.0 million starting in July 2016 through the earliest redemption date of July 1, 2017. On July 7, 2017, the Company redeemed the remaining redeemable non-controlling interest for $25.0 million. Refer to Note 13: Redeemable Non-Controlling Interest, for further details.

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

Goodwill related to the acquisition, which is included in the Company’s email marketing reporting unit, is not deductible for tax purposes. Goodwill relating to this acquisition is included within the email marketing segment.

AppMachine B.V.

In December 2014, the Company made an aggregate investment of $15.2 million to acquire a 40.0% ownership interest in AppMachine B.V. (“AppMachine”), a developer of software that allows users to build mobile applications for smart devices such as phones and tablets. Under the terms of the investment agreement for AppMachine, the Company was obligated to purchase the remaining 60.0% of AppMachine in three tranches of 20.0% within specified periods if AppMachine achieved a specified minimum revenue threshold within a designated timeframe. The consideration for each of those three tranches was to be calculated as the product of AppMachine’s revenue, as defined in that investment agreement, for the trailing twelve-month period prior to the applicable determination date times a specified multiple based upon year over year revenue growth multiplied by 20.0%.

On July 27, 2016, the Company acquired the remaining 60% equity interest in AppMachine, increasing the Company’s stake to 100%. In connection with the acquisition, the parties terminated the prior investment agreement pursuant to which the Company was obligated to purchase the remaining shares in AppMachine in three tranches. The total consideration based on the new agreement was $22.5 million, of which $5.5 million was paid upon closing, and the remaining $17.0 million (which includes $4.0 million of post-acquisition compensation expense) is payable in annual installments over a period of four years, commencing with June 21, 2017. The net present value of the additional consideration is $11.5 million, which was included in the aggregate purchase price and recorded as deferred consideration in the Company’s consolidated balance sheet as of December 31, 2017. The remaining $1.5 million is being accreted as interest expense. The $4.0 million relating to retention bonuses is being accrued over the employment term associated with these employees.

On the date of acquisition, the Company recognized a loss of $4.9 million that was calculated based on the implied fair value of the investment, which was recorded in other income (expense) in the Company’s consolidated statements of operations and comprehensive loss.

The purchase price of $25.7 million, which consists of the purchase consideration of $13.0 million (at a present value of $11.5 million) and the carrying value of the existing investment of $13.6 million, partially offset by the loss of $4.9 million, is being allocated on a preliminary basis to intangible assets consisting of the following: subscriber relationships of $0.1 million; developed technology of $1.7 million; technology in the process of development of $1.7 million; goodwill of $21.5 million, property and equipment of $0.6 million; and working capital of approximately $0.4 million, offset by deferred revenue of $0.2 million and other long term liabilities of $0.1 million. Goodwill related to the acquisition, which is included in the Company’s web presence reporting unit, is not deductible for tax purposes. The goodwill reflects the value of expected synergies and technology know-how. Goodwill relating to this acquisition is included within the web presence segment.
Summary of Deferred Consideration Related to Acquisitions
Components of deferred consideration short-term and long-term as of December 31, 2016, consisted of the following:

	Short- term	Long- term
	(in thousands)
Mojoness, Inc. (Acquired in 2012)	$818	$—
Verio (Acquired in 2015)	50	—
Social Booster (Acquired in 2016)	40	25
AppMachine (Acquired in 2016)	4,365	7,419
Total	$5,273	$7,444

Components of deferred consideration short-term and long-term as of December 31, 2017, consisted of the following:

	Short- term	Long- term
	(in thousands)
AppMachine (Acquired in 2016)	4,365	3,551
Total	$4,365	$3,551
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
As of December 31, 2016 and 2017, the Company’s financial assets or liabilities required to be measured on a recurring basis are accrued earn-out consideration payable in connection with the 2012 acquisition of certain assets of Mojoness, Inc., or Mojo, and the 2015 interest rate cap discussed in Note 5 below. The Company has classified its interest rate cap within Level 2 of the fair value hierarchy. The Company has classified its liabilities for contingent earn-out consideration related to the Mojo acquisition within Level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which included probability weighted cash flows. During the year ended December 31, 2017, the Company paid $0.8 million related to the earn-out provisions for the Mojo acquisition, which constituted the final payment for this acquisition.
Basis of Fair Value Measurements

	Balance	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Balance at December 31, 2016
Financial assets:
Interest rate cap (included in other assets)	$979	—	$979	$—
Total financial assets	$979	$—	$979	$—
Financial liabilities:
Contingent earn-out consideration	$818	—	—	$818
Total financial liabilities	$818	$—	$—	$818
Balance at December 31, 2017
Financial assets:
Interest rate cap (included in other assets)	$452	—	$452	$—
Total financial assets	$452	$—	$452	$—

The following table summarizes the changes in the financial liabilities measured on a recurring basis using Level 3 inputs as of December 31, 2016 and 2017:

Amount
(in thousands)
Financial liabilities measured using Level 3 inputs at December 31, 2015	$1,469
Payment of contingent earn-outs related to 2012 acquisitions	(668)
Change in fair value of contingent earn-outs	17
Financial liabilities measured using Level 3 inputs at December 31, 2016	818
Payment of contingent earn-outs related to 2012 acquisitions	(818)
Change in fair value of contingent earn-outs	—
Financial liabilities measured using Level 3 inputs at December 31, 2017	$—
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
The effective portion of changes in the fair value of derivatives that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income (“AOCI”), and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Any ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. There was no ineffectiveness recorded in earnings for the year ended December 31, 2017.

As of December 31, 2017, the Company had one interest rate cap with $500.0 million notional outstanding that was designated as a cash flow hedge of interest rate risk. The fair value of the interest rate contracts on the consolidated balance sheet as of December 31, 2016 and 2017 was $1.0 million and $0.5 million, respectively. During the year ended December 31, 2016, the Company recognized an immaterial amount of interest expense in the Company's consolidated statement of operations. During the year ended December 31, 2017, the Company recognized $0.6 million of interest expense in the Company's consolidated statement of operations. The Company recognized a $$0.0 million loss, net of tax benefit of $0.0 million in AOCI for the year ended December 31, 2017. The Company estimates that $1.9 million of the losses recognized in AOCI will be reclassified as an increase to interest expense in the next twelve months. For the year ended December 31, 2016, the Company recognized a $1.4 million gain in AOCI, net of a tax benefit of $0.8 million.
6. Property and Equipment and Capital Lease Obligations
Components of property and equipment consisted of the following:

	As of December 31,
	2016	2017
	(in thousands)
Land	$790	$790
Building	5,517	5,037
Software	52,130	82,618
Computers and office equipment	143,091	153,273
Furniture and fixtures	10,892	18,825
Leasehold improvements	21,244	22,260
Construction in process	6,691	3,800
Property and equipment—at cost	240,355	286,603
Less accumulated depreciation	(145,083)	(191,151)
Property and equipment—net	$95,272	$95,452
Depreciation expense related to property and equipment for the years ended December 31, 2015, 2016 and 2017 was $34.0 million, $60.4 million, and $55.2 million, respectively.

The Company evaluates long-lived assets such as property, plant and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indicators of impairment are present and undiscounted future cash flows are less than the carrying amount, the fair value of the assets is determined and compared to the carrying value. If the fair value is less than the carrying value, then the carrying value of the asset is reduced to the estimated fair value and an impairment loss is charged to expense in the period the impairment is identified. During the year ended December 31, 2016, the Company determined that a portion of an internally developed software tool would not meet its needs following the acquisition of Constant Contact. As a result, the Company recorded a $2.0 million impairment charge in engineering and development expense in the Company’s consolidated statements of operations and comprehensive loss. Additionally, during the year ended December 31, 2016, the Company recorded an impairment charge of $0.5 million in engineering and development expense relating to internally developed software, developed after the Webzai acquisition, which closed in August 2014, after evaluating it for impairment in accordance with ASC 360, Property, Plant and Equipment. This software is also linked to certain developed technology that was acquired as part of the Webzai acquisition and was also determined to be impaired. Refer to Note 7: Goodwill and Other Intangible Assets for further details.

Both of these impairment charges discussed above were recognized in the Company's web presence segment.

During the year ended December 31, 2017, the Company did not recognize any impairments with respect to its property, plant and equipment.
During the years ended December 31, 2016 and 2017, the Company entered into agreements to lease software licenses for use on certain data center server equipment for terms ranging from twenty-four months to thirty-nine months.

As of December 31, 2016 and 2017, the Company’s software shown in the above table included the software assets under a capital lease as follows:

	As of December 31,
	2016	2017
	(in thousands)
Software	$21,499	$17,256
Less accumulated depreciation	(14,750)	(2,265)
Assets under capital lease—net	$6,749	$14,991
At December 31, 2017, the expected future minimum lease payments under the capital lease discussed above were approximately as follows:

Amount
(in thousands)
2018	8,384
2019	7,977
Total minimum lease payments	$16,361
Less amount representing interest	(1,012)
Present value of minimum lease payments (capital lease obligation)	$15,349
Current portion	$7,630
Long-term portion	$7,719
7. Goodwill and Other Intangible Assets
The following table summarizes the changes in the Company’s goodwill balances as of December 31, 2016 and 2017:

	Web presence	Email marketing	Domain	Total
	Amount
	(in thousands)
Goodwill balance at December 31, 2015	$1,207,255	$—	$—	$1,207,255
Goodwill related to 2015 acquisitions	5,978	—	—	5,978
Goodwill related to 2016 acquisitions	43,019	604,305	—	647,324
Foreign translation impact	(648)	—	—	(648)
Goodwill balance at December 31, 2016	1,255,604	604,305	—	1,859,909
Reallocation of goodwill	(41,987)	—	41,987	—
Foreign translation impact	2,802	—		2,802
Impairment	—	—	(12,129)	(12,129)
Goodwill balance at December 31, 2017	$1,216,419	$604,305	$29,858	$1,850,582
In accordance with ASC 350, the Company reviews goodwill and other indefinite-lived intangible assets for indicators of impairment on an annual basis and between tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount.
As of December 31, 2016, the fair value of each of the Company’s reporting units exceeded the carrying value of the reporting unit’s net assets and, therefore, no impairment existed as of that date. During the quarter and year ended December 31, 2017, an impairment charge of $12.1 million was recorded in the consolidated statement of operations and comprehensive loss relating to the Company's domain segment. Refer to Note 2: Summary of Significant Accounting Policies above for further details.

At December 31, 2016, other intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(dollars in thousands)
Developed technology	$284,005	$111,348	$172,657	7 years
Subscriber relationships	659,662	345,070	314,592	7 years
Trade-names	133,805	57,789	76,016	8 years
Intellectual property	34,084	10,270	23,814	13 years
Domain names available for sale	29,954	4,976	24,978	Indefinite
Leasehold interests	314	314	—	1 year
Total December 31, 2016	$1,141,824	$529,767	$612,057
At December 31, 2017, other intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(dollars in thousands)
Developed technology	$285,911	$149,514	$136,397	7 years
Subscriber relationships	659,732	431,938	227,794	7 years
Trade-names	134,054	73,019	61,035	8 years
Intellectual property	34,313	27,336	6,977	5 years
Domain names available for sale	30,458	7,221	23,237	Indefinite
Leasehold interests	314	314	—	1 year
Total December 31, 2017	$1,144,782	$689,342	$455,440

During the year ended December 31, 2016, the Company wrote off acquired in-process research and development of $1.4 million related to its acquisition of Webzai and $0.8 million related to its acquisition of AppMachine, as the Company had abandoned certain research and development projects in favor of other projects. Additionally, during the year ended December 31, 2016, the Company recorded an impairment charge of $4.4 million relating to developed technology from the Webzai acquisition, after evaluating it for impairment in accordance with ASC 350. These impairment charges were recognized in engineering and development expense in the Company's web presence segment. The Company used the relief from royalty method in estimating the fair value of the developed technology.

During the year ended December 31, 2017, the Company wrote down intellectual property, specifically, certain domain names that generated domain monetization revenue, to fair value and recorded a charge of $18.7 million, which is included in cost of revenue in the consolidated statement of operations and comprehensive loss. The impairment resulted from diminishing cash flows associated with these assets. This impairment charge was recognized in the Company's domain segment.
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
The Company’s amortization expense is included in cost of revenue in the aggregate amounts of $91.1 million, $143.6 million, and $140.4 million for the years ended December 31, 2015, 2016 and 2017, respectively.

At December 31, 2017, the expected future amortization of the other intangible assets, excluding indefinite life and in-process research and development intangibles, was approximately as follows:

Year Ending December 31,	Amount
(in thousands)
2018	$100,637
2019	82,705
2020	69,792
2021	60,676
2022	36,232
Thereafter	82,161
Total	$432,203

8. Investments
As of December 31, 2016 and 2017, the Company’s carrying value of investments in privately-held companies was $15.9 million and $15.3 million, respectively.
In January 2012, the Company made an initial investment of $0.3 million to acquire a 25% interest in BlueZone Labs, LLC (“BlueZone”), a provider of “do-it-yourself” tools and managed search engine optimization services.
The Company also has an agreement with BlueZone to purchase products and services. During the years ended December 31, 2016 and 2017, the Company purchased $1.6 million and $1.7 million, respectively, of products and services from BlueZone, which is included in the Company’s consolidated statements of operations and comprehensive loss. As of December 31, 2016 and 2017, $0.1 million and $0.1 million, respectively, relating to the investment in BlueZone was included in accounts payable and accrued expense in the Company’s consolidated balance sheet. As of December 31, 2016 and 2017, $0.0 million and $0.7 million, respectively, relating to the investment in BlueZone was included in prepaid expenses in the Company's consolidated balance sheet.
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
During the year ended December 31, 2015, the Company’s proportionate share of net loss from its investment in WZ UK Ltd. was $13.9 million. On July 2, 2015, the Company and the majority investor made additional equity contributions to WZ UK Ltd. The Company’s share of the incremental investments was approximately $7.4 million. On December 21, 2015, the Company and the majority investor made additional equity contributions to WZ UK Ltd. The Company’s share of the incremental investment was $1.1 million.

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

On March 3, 2016, the Company purchased a $0.6 million convertible promissory note from a business that provides web and mobile money management solutions, with the potential for subsequent purchases of additional convertible notes. During the year ended December 31, 2017, the Company recognized an impairment expense of $0.6 million in other expense in the consolidated statement of operations and comprehensive loss, as the carrying amount of the investment was deemed unrecoverable. This impairment was recognized in the Company's web presence segment.

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
Investments in which the Company’s interest is less than 20.0% and which are not classified as available-for-sale securities are carried at the lower of cost or net realizable value unless it is determined that the Company exercises significant influence over the investee company, in which case the equity method of accounting is used. For those investments in which the Company’s voting interest is between 20.0% and 50.0%, the equity method of accounting is used. Under this method, the investment balance, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee company, as they occur, limited to the extent of the Company’s investment in, advances to and commitments for the investee. These adjustments are reflected in equity (income) loss of unconsolidated entities, net of tax in the Company’s consolidated statements of operations and comprehensive loss. The Company recognized net losses of $14.6 million and $1.3 million, and net profits of $0.1 million for the years ended December 31, 2015, 2016 and 2017, respectively, related to its investments.
From time to time, the Company may make new and follow-on investments and may receive distributions from investee companies. As of December 31, 2017, the Company was not obligated to fund any follow-on investments in these investee companies.
As of December 31, 2017, the Company did not have an equity method investment in which the Company’s proportionate share exceeded 10% of the Company’s consolidated assets or income from continuing operations. As of December 31, 2017, the Company did not have an equity method investment in which the Company’s proportionate share of net losses exceeded 20% of net loss of the Company’s consolidated statement of operations and comprehensive loss.
9. Notes Payable

At December 31, 2016 and 2017, notes payable, net of original issuance discounts (sometimes referred to as "OID") and deferred financing costs, consisted of the following:

	As of December 31,
	2016	2017
	(in thousands)
2017 First Lien Term Loan	$—	$1,563,197
2013 First Lien Term Loan	985,640	—
Incremental First Lien Term Loan	674,860	—
Senior Notes	326,480	329,048
Revolving Credit Facilities	—	—
Total Notes Payable	1,986,980	1,892,245
Current portion of Notes Payable	35,700	33,945
Notes Payable - long-term	$1,951,280	$1,858,300
2017 First Lien Term Loan Facility

In connection with the Company's June 14, 2017 refinancing of its then-outstanding term loans (the "2017 Refinancing"), the Company entered into its current first lien term loan facility (the "2017 First Lien") with an original balance of $1,697.3 million and a maturity date of February 9, 2023. As of December 31, 2017, the 2017 First Lien had an outstanding balance of:

As of December 31,
2017
(in thousands)
2017 First Lien Term Loan	$1,605,792
Unamortized deferred financing costs	(22,456)
Unamortized original issue discount	(20,139)
Net 2017 First Lien Term Loan	1,563,197
Current portion of 2017 First Lien Term Loan	33,945
2017 First Lien Term Loan - long term	$1,529,252
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

The 2017 First Lien requires quarterly mandatory repayments of principal. During the year ended December 31, 2017, the Company made three mandatory repayments of $8.5 million each, and three voluntary prepayments for total voluntary prepayments of $66.0 million.

Interest is payable on maturity of the elected interest period for a LIBOR-based interest 2017 First Lien loan, which can be one, two, three or six months. Interest is payable at the end of each fiscal quarter for a reference rate interest 2017 First Lien loan.

2013 First Lien Term Loan
The Company had a prior first lien term loan facility (the “2013 First Lien”) that originated in November 2013 with an original balance of $1,050.0 million and a maturity date of November 9, 2019. As of December 31, 2016 and 2017, the 2013 First Lien had an outstanding balance of:

	As of December 31,
	2016	2017
	(in thousands)
2013 First Lien Term Loan	$985,875	$—
Unamortized deferred financing costs	(235)	—
Net 2013 First Lien Term Loan	985,640	—
Current portion of 2013 First Lien Term Loan	21,000	—
2013 First Lien Term Loan - long term	$964,640	$—

The 2013 First Lien automatically bore interest at the bank’s reference rate unless the Company gave notice to opt for LIBOR based interest rate term loans. Prior to February 9, 2016, the interest rate for a LIBOR based interest term loan was 4.00% plus the greater of an adjusted LIBOR and 1.00%, and the interest rate for a reference rate term loan was 3.00% per annum plus the greatest of the prime rate, the federal funds effective rate plus 0.50%, an adjusted LIBOR for a one-month interest period plus 1.00% and 2.00%. The 2013 First Lien bore interest at a LIBOR-based rate of 5.00% during this period.
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
The 2013 First Lien required quarterly mandatory repayments of principal, and as a result of the Constant Contact Financing, the Company was obligated to use commercially reasonable efforts to make voluntary repayments on the 2013 First Lien to effectively double the amount of each scheduled amortization payment under this facility. During the year ended December 31, 2016, the Company made mandatory repayments of $10.5 million and voluntary prepayments of $30.0 million against the 2013 First Lien. During the year ended December 31, 2017, the Company made mandatory repayments of $2.6 million and voluntary prepayments of $2.6 million against the 2013 First Lien prior to the 2017 refinancing.
Interest was payable on maturity of the elected interest period for a LIBOR-based interest loan, which could be one, two, three or 6 months. Interest was payable at the end of each fiscal quarter for a reference rate 2013 First Lien loan.
As part of the 2017 Refinancing, the Company refinanced the then-outstanding 2013 First Lien balance of $980.6 million.

Incremental First Lien Term Loan
In connection with the acquisition of Constant Contact on February 9, 2016, the Company entered into the Incremental First Lien Term Loan (the “Incremental First Lien”) in the principal amount of $735.0 million. As of December 31, 2016 and 2017, the Incremental First Lien had an outstanding balance of:

	As of December 31,
	2016	2017
Incremental First Lien Term Loan	$720,300	$—
Unamortized deferred financing costs	(25,869)	—
Unamortized original issue discounts	(19,571)	—
Net Incremental First Lien Term Loan	674,860	—
Current portion of Incremental First Lien Term Loan	14,700	—
Incremental First Lien Term Loan - long term	$660,160	$—

The Incremental First Lien was issued at a price of 97.0% of par (subject to the payment of an additional upfront fee of 1.0% on February 28, 2016 under certain circumstances) and had scheduled principal payments equal to 0.50% of the original principal per quarter, or $3.7 million, starting September 30, 2016.
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

During the year ended December 31, 2016, the Company made $14.7 million in mandatory and voluntary prepayments against the Incremental First Lien. During the year ended December 31, 2017, the Company made $3.7 million in mandatory prepayments against the Incremental First Lien prior to the 2017 Refinancing.
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
In connection with the Constant Contact Financing, the Company entered into a new revolving facility (the “Current Revolver”), which increased the Company’s available revolving credit to $165.0 million. The Current Revolver has a maturity date of February 9, 2021. The Current Revolver had a "springing" maturity date of August 10, 2019, which is no longer applicable as a result of the 2017 Refinancing. As of December 31, 2016 and 2017, the Company did not have any balances outstanding under the Current Revolver, and the full amount of the facility, or $165.0 million, was unused and available.
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

Senior Notes
In connection with the Constant Contact Financing, EIG Investors issued $350.0 million aggregate principal amount of Senior Notes (the “Notes”) with a maturity date of February 1, 2024, were issued at a price of 98.065% of par and bear interest at the rate of 10.875% per annum. The Notes have been fully and unconditionally guaranteed, on a senior unsecured basis, by the Company and its subsidiaries that guarantee the Senior Credit Facilities (including Constant Contact and certain of its subsidiaries). As of December 31, 2016 and 2017, the Senior Notes had an outstanding balance of:

	As of December 31,
	2016	2017
	(in thousands)
Senior Notes	$350,000	$350,000
Unamortized deferred financing costs	(17,238)	(15,280)
Unamortized original issue discounts	(6,282)	(5,672)
Net Senior Notes	326,480	329,048
Current portion of Senior Notes	—	—
Senior Notes - long term	$326,480	$329,048
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
Maturity of Notes Payable

The maturity of the notes payable at December 31, 2017 is as follows:

Amounts
Maturity date as of December 31,	(in thousands)
2018	$33,945
2019	33,945
2020	33,945
2021	33,945
2022	33,945
Thereafter	1,436,067
Total	$1,605,792
Interest
The Company recorded $58.8 million, $152.9 million, and $157.1 million in interest expense for the years ended December 31, 2015, 2016 and 2017, respectively.
The following table provides a summary of loan interest rates incurred and interest expense for the years ended December 31, 2015, 2016 and 2017:

	For the Year Ended December 31,
	2015	2016	2017
	(dollars in thousands)
Interest rate—LIBOR	5.00%-7.75%	4.49%-7.75%	5.14%-6.68%
Interest rate—reference	8.50%	6.75%-8.75%	*
Interest rate—Notes	—%	10.875%	10.875%
Non-refundable fee—unused facility	0.50%	0.50%	0.50%
Interest expense and service fees	$56,760	$140,470	$138,041
Loss on extinguishment of debt	$—	$—	$992
Deferred financing costs immediately expensed	$—	$—	$5,487
Amortization of deferred financing fees	$82	$6,073	$7,316
Amortization of original issue discounts	$—	$2,970	$3,860
Amortization of net present value of deferred consideration	$1,264	$2,617	$632
Other interest expense	$722	$758	$814
Total interest expense	$58,828	$152,888	$157,142
* The Company did not have debt bearing interest based on the reference rate for the twelve months December 31, 2017.
The Company concluded that the 2017 Refinancing was primarily a debt modification of the existing term loans in accordance with ASC 470-50, Debt: Modifications and Extinguishments, with extinguishment relating only to a few existing lenders that did not participate in the 2017 Refinancing. As a result, the Company capitalized $4.2 million of additional original issue discounts and $0.9 million of deferred financing costs related to new lenders participating in the 2017 First Lien. These capitalized costs will be amortized over the remaining life of the loan using the effective interest method. Additionally, the Company recorded a charge during the year ended December 31, 2017, included in interest expense, of $1.0 million to write off OID and deferred financing costs related to the refinanced debt for lenders not participating in the 2017 First Lien. Lastly, the Company recorded a charge of $5.5 million for the year ended December 31, 2017, included in interest expense, for deferred financing costs incurred for the 2017 First Lien that related to existing lenders that carried over from the refinanced debt.

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

The Company was in compliance with all covenants at December 31, 2017.

10. Stockholders’ Equity
Preferred Stock
The Company has 5,000,000 shares of authorized preferred stock, par value $0.0001. There were no preferred shares issued or outstanding as of December 31, 2016 and 2017.
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

The Company estimates the fair value of employee stock options on the date of grant using the Black-Scholes option-pricing model, which requires the use of highly subjective estimates and assumptions. For restricted stock awards and units granted, the Company estimates the fair value of each restricted stock award and unit based on the closing trading price of its common stock on the date of grant.
2013 Stock Incentive Plan
The Amended and Restated 2013 Stock Incentive Plan (the “2013 Plan”) of the Company became effective upon the closing of the Company's IPO. The 2013 Plan provides for the grant of options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to employees, officers, directors, consultants and advisors of the Company. Under the 2013 Plan, the Company may issue up to 38,000,000 shares of the Company’s common stock. At December 31, 2017, 14,500,870 shares were available for grant under the 2013 Plan.

2011 Stock Incentive Plan

As of February 9, 2016, the effective date of the acquisition of Constant Contact, the Company assumed and converted certain outstanding equity awards granted by Constant Contact under the Constant Contact 2011 Stock Incentive Plan (“2011 Plan”) prior to the effective date of the acquisition (the “Assumed Awards”) into corresponding equity awards with respect to shares of the Company’s common stock. In addition, the Company assumed certain shares of Constant Contact common stock, par value $0.01 per share, available for issuance under the 2011 Plan (the “Available Shares”), which are available for future issuance under the 2011 Plan in satisfaction of the vesting, exercise or other settlement of options and other equity awards that may be granted by the Company following the effective date of the acquisition of Constant Contact in reliance on the prior approval of the 2011 Plan by the stockholders of Constant Contact. The Assumed Awards were converted into 2,143,987 stock options and 2,202,846 restricted stock units with respect to the Company’s common stock and the Available Shares were converted into 10,000,000 shares of the Company’s common stock reserved for future awards under the 2011 Plan. At December 31, 2017, there were 9,249,168 shares available for grant under the 2011 Plan.

The Company calculated the fair value of the exchanged awards in accordance with the provisions of ASC 718 as of the acquisition date. The Company allocated the fair value of these awards between the pre-acquisition and post-acquisition stock-based compensation expense. The Company determined that the value of the awards under this plan was $22.3 million, of which $5.4 million was attributed to the pre-acquisition period and recognized as part of the purchase consideration for

Constant Contact. The balance of $16.9 million has been attributed to the post-acquisition period, and is being recognized in the Company’s consolidated statements of operations and comprehensive loss over the vesting period of the awards.
2013 Stock Incentive Plan
For stock options issued under the 2013 Plan, the fair value of each option is estimated on the date of grant, and upon the adoption of ASU 2016-09, the Company accounts for forfeitures as they are incurred. Unless otherwise approved by the Company’s board of directors, stock options typically vest over a three- or four year period and the Company recognizes compensation expense on a straight-line basis over the requisite service period of the award. The Company uses the Black-Scholes option pricing model to estimate the fair value of stock option awards and determine the related compensation expense. The weighted-average assumptions used to compute stock-based compensation expense for awards granted under the 2013 Stock Incentive Plan during the years ended December 31, 2015, 2016 and 2017 are as follows:

	2015	2016	2017
Risk-free interest rate	1.8%	1.5%	2.2%
Expected volatility	56.1%	53.1%	50.5%
Expected life (in years)	6.25	6.25	6.25
Expected dividend yield	—	—	—
The risk-free interest rate assumption was based on the U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. The Company bases its estimate of expected volatility using blended volatility data from the Company's common stock and from comparable public companies in similar industries and markets because there is currently limited public history for the Company’s common stock, and therefore, a lack of market-based company-specific historical and implied volatility information. The weighted-average expected life for employee options reflects the application of the simplified method, which represents the average of the contractual term of the options and the weighted-average vesting period for all option tranches. The simplified method has been used since the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to a limited history of stock option grants. The assumed dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future.

The following table provides a summary of the Company’s stock options as of December 31, 2017 and the stock option activity for all stock options granted under the 2013 Plan during the year ended December 31, 2017 (dollars in thousands except exercise price):

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value(3)
Outstanding at December 31, 2016	9,607,431	$12.79
Granted	774,018	$7.84
Exercised	(672)	$8.05
Forfeited	(1,064,535)	$12.55
Canceled	(741,092)	$13.69
Outstanding at December 31, 2017	8,575,150	$12.30	6.2	$470
Exercisable as of December 31, 2017	6,246,799	$12.80	5.5	$10
Expected to vest after December 31, 2017(1)	2,328,351	$10.96	8.1	$1
Exercisable as of December 31, 2017 and expected to vest thereafter(2)	8,575,150	$12.30	6.2	$470

(1)	This represents the number of unvested options outstanding as of December 31, 2017 that are expected to vest in the future.

(2)	This represents the number of vested options as of December 31, 2017 plus the number of unvested options outstanding as of December 31, 2017 that are expected to vest in the future.

(3)
The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock on December 31, 2017 of $8.40 per share, or the date of exercise, as appropriate, and the exercise price of the underlying options.

Restricted stock awards granted under the 2013 Plan generally vest annually over a four-year period, unless otherwise determined by the Company’s board of directors. Performance-based restricted stock awards are earned based on the achievement of performance criteria established by the Company’s compensation committee and board of directors. The following table provides a summary of the Company’s restricted stock award activity for the 2013 Plan during the year ended December 31, 2017:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2016	7,332,537	$13.21
Granted	160,428	$8.15
Vested	(3,695,045)	$12.56
Canceled	(364,974)	$12.13
Non-vested at December 31, 2017	3,432,946	$13.79
Restricted stock units granted under the 2013 Plan generally vest monthly over a three- or four-year period, unless otherwise determined by the Company’s board of directors. The following table provides a summary of the Company’s restricted stock unit activity for the 2013 Plan during the year ended December 31, 2017:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
December 31, 2016	100,369	$12.00
Granted	4,115,549	$7.94
Vested	(804,920)	$8.01
Canceled	(406,861)	$7.89
December 31, 2017	3,004,137	$7.93
2015 Performance Based Award
The performance-based restricted stock award granted to the Company’s former chief executive officer Hari Ravichandran during 2015 provided an opportunity for the executive to earn a fully vested right to up to 3,693,754 shares of the Company’s common stock (the “Award Shares”) over a three-year period beginning July 1, 2015 and ending on June 30, 2018 (the “Performance Period”). Award Shares may have been earned based on the Company achieving pre-established, threshold, target and maximum performance metrics.

Award Shares may have been earned during each calendar quarter during the Performance Period (each, a “Performance Quarter”) if the Company achieved a threshold, target or maximum level of the performance metric for the Performance Quarter. If the performance metric was less than the threshold level for a Performance Quarter, no Award Shares would have been earned during the Performance Quarter. Award Shares that were not earned during a Performance Quarter may have been earned later during the then current twelve-month period from July 1st to June 30th during the Performance Period (each, a “Performance Year”), at a threshold, target or maximum level of the performance metric for the Performance Year. For the fourth quarter of 2017, 307,812 Award Shares were earned for the Performance Quarter ending December 31, 2017 because the maximum performance level for the quarterly performance metric was met. An aggregate total of 461,958 Award Shares were earned during the year ended December 31, 2017.

Any Award Shares that were earned during the Performance Period would have vested on June 30, 2018, provided that Mr. Ravichandran was employed by the Company on such date. The requirement that he be employed by the Company on June 30, 2018 would be waived in the event his employment was terminated due to death, disability or by the Company without cause, if the executive terminated employment with the Company for good reason, or if the executive was employed by the Company on the date of a change in control (as such terms are defined in the executive’s employment agreement). Upon the occurrence of any of the foregoing events, additional Award Shares may have been earned, as provided for in the performance-based restricted stock agreement.
This performance-based award was evaluated quarterly to determine the probability of its vesting and to determine the amount of stock-based compensation to be recognized. During the year ended December 31, 2017, the Company recognized $12.1 million of stock-based compensation expense related to the performance-based award.
In April 2017, the Company announced that its board of directors and Mr. Ravichandran adopted a transition plan whereby Mr. Ravichandran would remain as chief executive officer and serve as a board member while the Company conducted a search to identify his successor. The Company's new president and chief executive officer began employment with the Company on August 22, 2017. Mr. Ravichandran ended his employment with the Company during the fourth quarter of 2017. In accordance with the terms of the 2015 Performance Based Award, upon separation of employment, Mr. Ravichandran received the Award Shares earned with respect to Performance Quarters completed prior to the separation, plus the greater of (a) the target number of Award Shares eligible to be earned in the Performance Quarter in which the separation occurred and (b) the number of Award Shares that would have been earned in the Performance Quarter in which the separation occurred as if Mr. Ravichandran had remained employed through the end of the Performance Quarter. Based on the actual end date of Mr. Ravichandran's employment, the Company used an attribution period of 2.39 years. An aggregate 1,661,439 earned Award Shares vested under this performance-based award and the remaining 2,032,315 unearned Award Shares were forfeited.

2016 Performance Based Awards

On February 16, 2016, the compensation committee of the board of directors of the Company approved the grant of performance-based restricted stock awards to the Company’s chief financial officer (“CFO”), chief operating officer (“COO”) and chief administrative officer (“CAO”). Based on the Company's achievement of Constant Contact revenue, adjusted EBITDA and cash flow metrics, these shares vested on March 31, 2017 and each executive earned the maximum number of shares subject to his or her award. The CFO earned 223,214 shares of the Company’s stock, the COO earned 260,416 shares of the Company’s stock, and the CAO earned 148,810 shares of the Company’s stock. These earned shares vested on March 31, 2017. During the fiscal year ended December 31, 2016, the Company recognized $4.1 million of stock-based compensation expense related to these performance-based awards. During the year ended December 31, 2017, the Company recognized $1.2 million of stock-based compensation expense related to these performance-based awards.

New CEO Award

On August 11, 2017, the Company and Jeffrey H. Fox entered into an employment agreement (the "Employment Agreement") appointing Mr. Fox as the Company's president and chief executive officer effective upon his employment start date (the "Effective Date") of August 22, 2017. The Employment Agreement provides for Mr. Fox to receive, on the Effective Date, an equity award under the 2013 Plan with a total value of $10,375,000 as of August 11, 2017, split between and award of 1,032,500 restricted stock units (the "RSU Award") and an option to purchase 612,419 shares of the Company's common stock (the "Stock Option Grant").

Two Hundred Eighty-Two Thousand Five Hundred (282,500) of the restricted stock units subject to the RSU Award vested immediately on the Effective Date, but are subject to a requirement that Mr. Fox hold the shares underlying such restricted stock units until the earlier of the third anniversary of the Effective Date, his death or disability (as defined in the Employment Agreement) or a change in control of the company (as defined in the Employment Agreement). The Company recorded a charge of $2.2 million for these immediately vested shares during the year ended December 31, 2017. The remaining 750,000 restricted stock units subject to the RSU Award will vest over a three-year period, with 250,000 of such restricted stock units vesting annually on the anniversary of the Effective Date. The Stock Option Grant will vest over a three-year period, with one-third of the total number of shares subject to the Stock Option Grant vesting on the first anniversary of the Effective Date and the remainder vesting in equally monthly installments thereafter.

2011 Stock Incentive Plan
For stock options issued under the 2011 Plan, the fair value of each option is estimated on the date of grant. Unless otherwise approved by the Company’s board of directors, stock options typically vest over a three- or a four years period and the Company recognizes compensation expense on a straight-line basis over the requisite service period of the award. The Company uses the Black-Scholes option simplified pricing model to estimate the fair value of stock option awards and determine the related compensation expense. The weighted-average assumptions used to compute stock-based compensation expense for awards granted under the 2011 Stock Incentive Plan during the years ended December 31, 2016 and 2017 are as follows:

	2016	2017
Risk-free interest rate	1.27%	1.98%
Expected volatility	53.1%	49.6%
Expected life (in years)	4.75	4.75
Expected dividend yield	—	—

The following table provides a summary of the Company’s stock options as of December 31, 2017 and the stock option activity for all stock options granted under the 2011 Plan during the year ended December 31, 2017:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value(3) (In thousands)
Outstanding at December 31, 2016	1,931,830	$8.73
Granted	14,724	$8.15
Exercised	(355,557)	$5.75
Forfeited	(531,988)	$10.04
Canceled	(170,749)	$10.62
Outstanding at December 31, 2017	888,260	$8.75	4.3	$635
Exercisable as of December 31, 2017	538,766	$8.40	3.8	$514
Expected to vest after December 31, 2017(1)	349,494	$9.29	5.0	$121
Exercisable as of December 31, 2017 and expected to vest thereafter(2)	888,260	$8.75	4.3	$635

(1)	This represents the number of unvested options outstanding as of December 31, 2017 that are expected to vest in the future.

(2)	This represents the number of vested options as of December 31, 2017 plus the number of unvested options outstanding as of December 31, 2017 that are expected to vest in the future.

(3)
The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock on December 31, 2017 of $8.40 per share, or the date of exercise, as appropriate, and the exercise price of the underlying options.

Unless otherwise determined by the Company’s board of directors, restricted stock units granted under the 2011 Plan generally vest annually over a three or four-year period. The following table provides a summary of the Company’s restricted stock unit activity for the 2011 Plan during the year ended December 31, 2017:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2016	1,473,655	$9.25
Granted	1,324,328	$7.99
Vested	(659,019)	$7.56
Canceled	(597,823)	$8.48
Non-vested at December 31, 2017	1,541,141	$8.30
2016 Award Obligations

At December 31, 2016, stock-based compensation expense included $0.7 million of equity award obligations pursuant to which the Company agreed to issue shares of common stock upon the achievement of certain conditions, of which $0.3 million was recorded in sales and marketing expense, $0.1 million was recorded in engineering and development expense, and $0.3 million was recorded in general and administrative expense within the consolidated statement of operations and comprehensive loss for the year ended December 31, 2016. This amount was included in accrued expenses at December 31, 2017, and would be reclassified against additional paid in capital upon issuance of the shares. During the year ended December 31, 2017, the Company incurred stock-based compensation expense of $1.2 million relating to these 2016 award obligations, all of which was recorded in sales and marketing expense within the consolidated statement of operations and comprehensive loss for the year ended December 31, 2017. All of the shares issued pursuant to the 2016 equity award obligations were issued during the year ended December 31, 2017 and were reclassified against additional paid in capital at that time.
All Plans

The following table presents total stock-based compensation expense recorded in the consolidated statement of operations and comprehensive loss for all 2012 restricted stock awards and units issued prior to the IPO, and all awards granted under the Company’s 2013 Plan and the 2011 Plan:

	For the Year Ended December 31,
	2015	2016	2017
	(in thousands)
Cost of revenue	$1,975	$5,855	$6,135
Sales and marketing	3,285	8,702	8,658
Engineering and development	1,988	5,989	6,090
General and administrative	22,677	37,721	39,118
Total operating expense	$29,925	$58,267	$60,001
Under both plans combined, as of December 31, 2017, the Company has approximately $13.7 million of unrecognized stock-based compensation expense related to option awards that will be recognized over 2.0 years and approximately $37.1 million of unrecognized stock-based compensation expense related to restricted stock awards and units that will be recognized over approximately 2.2 years.

12. Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive loss, net of tax were as follows:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total
	(in thousands)
Balance at December 31, 2015	$(1,798)	$80	$(1,718)
Other comprehensive income (loss)	(597)	(1,351)	(1,948)
Balance at December 31, 2016	(2,395)	(1,271)	(3,666)
Other comprehensive income (loss)	3,091	34	3,125
Balance at December 31, 2017	$696	$(1,237)	$(541)

13. Redeemable Non-Controlling Interest

In connection with a 2014 equity investment in WZ UK, on January 6, 2016, the Company exercised its option to increase its stake in WZ UK from 49.0% to 57.5%, thereby acquiring a controlling interest, in exchange for a payment of approximately $2.1 million to the other shareholders of WZ UK. The agreement related to the transaction provides for a put option for the then NCI shareholders to put the remaining equity interest to the Company within pre-specified put periods. As the NCI is subject to a put option that is outside the control of the Company, it is deemed a redeemable non-controlling interest and is not recorded in permanent equity, and is presented as mezzanine redeemable non-controlling interest on the consolidated balance sheet, and is subject to the guidance of the Securities and Exchange Commission (“SEC”) under ASC 480-10-S99, Accounting for Redeemable Equity Securities. The difference between the $10.8 million fair value of the redeemable NCI and the $30 million value that is expected to be paid upon exercise of the put option was being accreted over the period commencing January 6,

2016 and up to the first put option period, which commenced on the 24 months anniversary of the acquisition date, August 14, 2016. Adjustments to the carrying amount of the redeemable non-controlling interest were charged to additional paid-in capital.

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

On July 13, 2016, WZ UK completed a restructuring pursuant to which Pseudio Limited and Resume Labs Limited became wholly owned subsidiaries of WZ UK. As a result of the restructuring, WZ UK became the 100.0% owner of Pseudio Limited and Resume Labs Limited and the Company’s ownership of WZ UK was diluted from 77.5% to 76.4%. Immediately subsequent to the restructuring, the Company acquired an additional 10.0% stake in WZ UK on July 13, 2016 for $18 million, bringing the Company’s aggregate stake in WZ UK to 86.4%. The restructuring significantly reduced the amount of the potential redemption amount payable to the minority shareholders of WZ UK, and gave the Company the flexibility to reduce investments in this business. Based on these reduced investments, and based on the Company's fair value measurement of the NCI using market multiples and discounted cash flows, the Company determined that the estimated fair value of the non-controlling interest was below the expected redemption amount of $25.0 million, which resulted in $14.2 million of excess accretion that reduced income available to common shareholders for the period starting on the date of the restructuring through the redemption date of July 1, 2017. The Company recognized excess accretion of $6.8 million and $7.2 million during the year ended December 31, 2016 and 2017, respectively, which is reflected in net loss attributable to accretion of non-controlling interest in the Company’s consolidated statements of operations and comprehensive loss. Prior to the third quarter of 2016, the Company did not have any accretion amounts in excess of fair value. On July 7, 2017, the Company redeemed the remaining redeemable non-controlling interest for $25.0 million.

The following table presents changes in this redeemable non-controlling interest:

Redeemable noncontrolling interest
(in thousands)
Balance as of December 31, 2016	$17,753
Accretion in excess of fair value	7,247
Payment of redeemable non-controlling interest	(25,000)
Balance as of December 31, 2017	$—
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
The following table presents domestic and foreign components of income (loss) before income taxes for the periods presented:

	Year Ended December 31,
	2015	2016	2017
	(in thousands)
United States	$1,258	$(137,197)	$(117,715)
Foreign	(1,046)	(52,593)	540
Total income (loss) before income taxes	$212	$(189,790)	$(117,175)
The components of the provision (benefit) for income taxes consisted of the following:

	Year Ended December 31,
	2015	2016	2017
	(in thousands)
Current:
U.S. federal	$1,827	$328	$319
State	696	744	2,610
Foreign	1,699	2,312	2,597
Total current provision	4,222	3,384	5,526
Deferred:
U.S. federal	(1,103)	(44,447)	(36,854)
State	1,952	(6,225)	(3,243)
Foreign	(818)	(10,037)	9,377
Change in valuation allowance	7,089	(52,533)	7,913
Total deferred provision	7,120	(113,242)	(22,807)
Total expense (benefit)	$11,342	$(109,858)	$(17,281)
The Company established a valuation allowance on substantially all of its deferred tax assets during the year ended December 31, 2013. The benefit had been reduced after the establishment of the valuation allowance by the deferred tax expense associated with the tax amortization of assets that have an indefinite life for U.S. GAAP purposes. The Company maintained a valuation allowance against certain U.S. deferred tax assets until the acquisition of Constant Contact. The acquisition of Constant Contact resulted in a significant increase in deferred tax liabilities, which far exceeded deferred tax assets. The Company scheduled out the reversal of the consolidated U.S. deferred tax assets and liabilities as of March 31, 2016, and determined that these reversals would be sufficient to realize most domestic deferred tax assets. The deferred tax liabilities supporting the realizability of these deferred tax assets will reverse in the same period, are in the same jurisdiction and are of the same character as the temporary differences that gave rise to these deferred tax assets. As a result, the Company recorded a deferred tax benefit to reverse the valuation allowances during the year ended December 31, 2016. The Company recorded a valuation allowance against the majority of the state research and development tax credits and state investment tax credits, a portion of state operating loss credit carry-forwards, federal and state capital loss carry-forwards, and federal research credits which the Company projected to expire prior to utilization. During the year ended December 31, 2017, the Company recorded a deferred tax benefit of $22.8 million, which was mostly attributable to the lower tax rates from the 2017 Tax and Jobs Act.

The following table presents a reconciliation of the statutory federal rate, and the Company’s effective tax rate, for the periods presented:

	Year Ended December 31,
	2015	2016	2017
U.S. federal taxes at statutory rate	34.0%	35.0%	35.0%
State income taxes, net of federal benefit	685.0	0.9	0.6
Nondeductible stock-based compensation	827.3	(1.5)	(7.9)
Nondeductible litigation expenses	—	—	(7.9)
Nondeductible transaction costs	856.5	(2.9)	—
Nontaxable gain on redemption of equity interest	(674.9)	—	—
Other foreign permanent differences	187.8	(0.4)	(2.9)
Credits	—	3.7	1.1
Foreign rate differential	299.7	(4.6)	1.2
Change in valuation allowance—U.S.	3,398.6	31.2	(16.1)
Change in valuation allowance—foreign	(130.8)	(4.1)	9.5
Rate change	216.5	0.4	7.5
Prior year true-up stock-based compensation—U.S.	(132.8)	—	—
Other	(217.5)	(0.5)	(5.2)
Total	5,349.4%	57.2%	14.9%
The favorable impact of the change in valuation allowance in the U.S., which reduced the Company's effective rate by 16.1%, was mostly attributable to the enactment of lower tax rates as part of the 2017 Tax and Jobs Act.

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
The significant components of the Company’s deferred income tax assets and liabilities are as follows:

	As of December 31,
	2016	2017
Deferred income tax assets:
Net operating loss carry forward	$76,060	$47,098
Credit carryforward	28,271	27,337
Other	5,414	(327)
Deferred compensation	364	215
Deferred revenue	26,291	19,729
Other reserves	3,545	(72)
Stock-based compensation	25,424	14,887
Total deferred income tax assets	165,369	108,867
Deferred income tax liabilities:
Purchased intangible assets	(119,719)	(47,580)
Goodwill	(37,099)	(27,922)
Property and equipment	(12,403)	(9,024)
Total deferred income tax liabilities	(169,221)	(84,526)
Valuation allowance	(36,091)	(44,068)
Net deferred income tax liabilities	$(39,943)	$(19,727)
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

In the normal course of business, the Company is subject to examination by tax authorities throughout the world. Since the Company is in a loss carry-forward position, the Company is generally subject to U.S. federal and state income tax examinations by tax authorities for all years for which a loss carry-forward is utilized. The Company's Constant Contact subsidiary is currently under an Internal Revenue Service audit in the United states for the periods ended December 31, 2015 and February 9, 2016 (short period), India for fiscal years ended March 31, 2014 and 2015 and Israel for the fiscal years ended December 31, 2012, 2013, 2014 and 2015. At this time, the Company does not expect material changes as a result of the audits.
The statute of limitations in the Company’s other tax jurisdictions, in the United Kingdom and Brazil, remains open for various periods between 2011 and the present. However, carryforward attributes from prior years may still be adjusted upon examination by tax authorities if they are used in an open period.
The Company recognizes, in its consolidated financial statements, the effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The Company has unrecognized tax benefits for uncertain tax positions of $0.0 million and $1.1 million at December 31, 2016 and 2017, respectively, that would affect its effective tax rate. The Company records interest related to unrecognized tax benefits in interest expense and penalties in operating expense. The Company recognized immaterial interest and penalties related to unrecognized tax benefits during the years ended December 31, 2015, 2016 and 2017.
The Company does not expect a significant change in the liability for unrecognized tax benefits in the next 12 months.

Unrecognized tax benefits at December 31, 2016	$—
Addition for tax positions of prior years	734
Addition for tax positions of current year	395
Unrecognized tax benefits at December 31, 2017	$1,129
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

•Net Operating Losses (“NOL”) incurred from the Company’s inception to December 31, 2017;
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

The deferred tax liabilities supporting the realizability of these deferred tax assets in the acquisition will reverse in the same period, are in the same jurisdiction and are of the same character as the temporary differences that gave rise to these deferred tax assets. The Company maintained a valuation allowance on the acquired Massachusetts research and development tax credits and limited life investment tax credit carry-forwards and a portion of the acquired Colorado and Utah operating loss carry-forwards. The Company maintained its valuation allowance on the several of the legacy state net operating loss carry-forwards expected to expire unused as a result of the scheduling analysis. As a result, the Company recorded a tax benefit of $70.6 million to reverse valuation allowances during the year ended December 31, 2016. The Company performed a deferred scheduling analysis as of December 31, 2016, and as a result recorded a valuation allowance against $7.8 million of federal research credits, $1.2 million of federal and state capital loss carry-forwards, and $1.0 million of additional state net operating losses, which resulted in Company recording an increase in tax expense of $10.0 million related to the increase in the U.S. valuation allowance.

The Company assessed its ability to realize its U.S. deferred tax assets as of December 31, 2017 and determined that it was more likely than not that the Company would not realize $37.9 million of net deferred tax assets. The Company assessed its ability to realize its foreign deferred tax assets as of December 31, 2017 and determined that it was more likely than not that the Company would not realize $2.4 million of net deferred tax assets in the United Kingdom, $3.4 million of net deferred tax assets in the Netherlands, $0.0 million of net deferred tax assets in Singapore, $0.2 million of net deferred tax assets in Israel, and $0.2 million of net deferred tax assets in China.
For the years ended December 31, 2015, 2016 and 2017, the Company has recognized a tax expense (benefit) of $11.3 million, $(109.9) million and $(17.3) million, respectively, in the consolidated statements of operations and comprehensive loss.
The income tax benefit for the year ended December 31, 2017 was primarily attributable to a federal and state deferred tax benefit of $21.8 million (which includes a $16.9 million tax benefit pertaining to the federal tax rate change as a result of the Tax Cut and Jobs Act of 2017 and the identification and recognition of $1.2 million of U.S. federal and state tax credits) and a foreign deferred tax benefit of $1.0 million, offset by a provision for federal and state current income taxes of $1.8 million, a reserve of $1.1 million for unrecognized tax benefits, and foreign current tax expense of $2.6 million.

The income tax expense for the year ended December 31, 2016 is primarily attributable to a provision for federal and state current income taxes of $1.1 million, foreign current tax expense of $2.3 million, federal and state deferred tax benefit of $111.2 million, which is attributable to the $70.6 million release of valuation allowance and $40.6 million of deferred tax benefit related to an increase in deferred tax assets, and foreign deferred benefit of $2.0 million related to the reductions of deferred liabilities created in purchase accounting.
The income tax expense for the year ended December 31, 2015 is primarily attributable to a provision for federal and state current income taxes of $2.5 million, foreign current tax expense of $1.7 million, federal and state deferred tax expense of $0.8 million and attributable to a $7.1 million increase in the valuation allowance, partially offset by a foreign deferred benefit of $0.8 million related to the reduction of deferred liabilities to fair value as as result of purchase accounting.
As of December 31, 2017, the Company had NOL carry-forwards available to offset future U.S. federal taxable income of approximately $157.6 million and future state taxable income of approximately $128.6 million. These NOL carry-forwards expire on various dates through 2037.
As of December 31, 2017, the Company had NOL carry-forwards in foreign jurisdictions available to offset future foreign taxable income by approximately $26.7 million. The Company has loss carry-forwards that begin to expire in 2021 in China totaling $0.7 million. The Company has loss carry-forwards that begin to expire in 2020 in the Netherlands totaling $12.6 million. The Company also has loss carry-forwards in the United Kingdom and Singapore of $13.2 million and $0.2 million, respectively, which have an indefinite carry-forward period.
In addition, the Company has $3.4 million of U.S. federal capital loss carry-forwards and $1.4 million in state capital loss-forwards, generally expiring through 2021. As of December 31, 2017, the Company had U.S. tax credit carry-forwards available to offset future U.S. federal and state taxes of approximately $17.6 million and $12.3 million, respectively. These credit carry-forwards expire on various dates through 2037.
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
As a result, all unused NOL carry-forwards at December 31, 2017 are available for future use to offset taxable income.
Permanent Reinvestment of Foreign Earnings
As of December 31, 2017, the cumulative amount of undistributed earnings of the Company's foreign subsidiaries amounted to $24.8 million. The Company has not provided U.S. taxes on these undistributed earnings of its foreign subsidiaries that it considers indefinitely reinvested. This indefinite reinvestment determination is based on the future operational and capital requirements of the Company's domestic and foreign operations. The Company expects that the cash held by its foreign subsidiaries of $11.3 million will continue to be used for its foreign operations and therefore does not anticipate repatriating these funds.

Included within the Tax Cuts and Jobs Act of 2017 were changes to Subpart F rules and a requirement for taxation of the aggregate net unrepatriated foreign earnings accumulated before January 1, 2018.  These changes did not impact the Company in 2017 and we do not expect the Subpart F changes to have a material impact in the future. Except for Subpart F income, the Company has not provided taxes for the remaining $24.8 million of undistributed earnings of its profitable foreign subsidiaries because we plan to keep these amounts permanently reinvested overseas except for instances where we can remit such earnings to the U.S. without an associated net tax cost. If the Company decides to repatriate the foreign earnings, it would need to adjust its income tax provision in the period it determines that the earnings will no longer be indefinitely invested outside the United States. Due to the timing and circumstances of repatriation of such earnings, if any, it is not practicable to determine the unrecognized deferred tax liability relating to such amounts.
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

Tax Cuts and Jobs Act

On December 22, 2017, the United States enacted tax reform legislation through the Tax Cuts and Jobs Act,which significantly changes the existing U.S. tax laws, including a reduction in the corporate tax rate from 35% to 21%, a move from a worldwide tax system to a territorial system, as well as other changes. As a result of enactment of the legislation, we incurred an additional one-time income tax benefit on the re-measurement of certain deferred tax assets and liabilities in the amount of $16.9 million. The legislation also introduced substantial international tax reform that moves the U.S. toward a territorial system, in which income earned in other countries will generally not be subject to U.S. taxation. The accumulated foreign earnings of U.S. shareholders of certain foreign corporations will be subject to a one-time transition tax. Amounts held in cash or cash equivalents will be subject to a 15.5 percent tax, while amounts held in illiquid assets will be subject to an eight percent tax. Due to an accumulated deficit in the undistributed earnings of its foreign subsidiaries, the one-time transition tax will not apply to the Company. Although the Company has substantially completed its work on the effects of the Tax Reform Act, management continues to evaluate certain sections of the new law that may be pertinent to the Company's tax situation.
15. Severance and Other Exit Costs

The Company evaluates its data center, sales and marketing, support and engineering operations and the general and administrative function on an ongoing basis in an effort to optimize its cost structure. As a result, the Company may incur charges for employee severance, exiting facilities and restructuring data center commitments and other related costs.

2017 Restructuring Plan

In January 2017, the Company announced plans to close certain offices as part of a plan to consolidate certain web presence customer support operations, resulting in severance costs. These severance charges were associated with the elimination of approximately 660 positions, primarily in customer support. Additionally, the Company implemented additional restructuring plans to create operational efficiencies and synergies related to the Constant Contact acquisition, which resulted in additional severance charges for the elimination of approximately 50 positions. For the year ended December 31, 2017, in connection with these plans (together, the “2017 Restructuring Plan”), the Company incurred severance costs of $13.1 million and paid $9.4 million. The Company had a remaining accrued severance liability of $3.7 million as of December 31, 2017.

In connection with the 2017 Restructuring Plan, the Company closed offices in Orem, Utah and relocated certain employees to its Tempe, Arizona office. During the year ended December 31, 2017, the Company incurred facility charges of $1.3 million. The Company made payments of $1.0 million during the year ended December 31, 2017, and had a remaining accrued facility liability of $0.3 million as of December 31, 2017.

The Company expects to complete severance payments related to the 2017 Restructuring Plan during the year ended December 31, 2018.

2016 Restructuring Plan

In connection with the Company’s acquisition of Constant Contact on February 9, 2016, the Company implemented a plan to create operational efficiencies and synergies resulting in severance costs and facility exit costs (the “2016 Restructuring Plan”).

The severance charges were associated with eliminating approximately 265 positions across the business. The Company incurred all employee-related charges associated with the 2016 Restructuring Plan during the year ended December 31, 2016 and all severance payments were complete at December 31, 2017. The Company paid $1.6 million of severance costs during the year ended December 31, 2017. There is no severance accrual remaining as of December 31, 2017.

The 2016 Restructuring Plan included a plan to close offices in San Francisco, California, Delray Beach, Florida, New York, New York, United Kingdom, Porto Alegre, Brazil and Miami, Florida, and a plan to relocate certain employees to its Austin Office. The Company also closed a portion of the Constant Contact offices in Waltham, Massachusetts. During the year ended December 31, 2017, the Company recorded an adjustment to the Waltham facilities charge for future lease payments of $1.4 million, due to a change in estimated sublease income. The Company paid $4.6 million of facility costs related to the 2016 Restructuring Plan during the year ended December 31, 2017 and had a remaining accrued facility liability of $5.6 million as of December 31, 2017.

Other than the adjustment mentioned above, the Company completed facility-related charges associated with the 2016 Restructuring Plan during the year ended December 31, 2016, and expects to complete facility exit cost payments related to the plan during the year ended December 31, 2022.

2014 Restructuring Plan

During the year ended December 31, 2014, the Company implemented plans to further integrate and consolidate its data center, support and engineering operations, resulting in severance and facility costs. The employee related charges associated with these restructuring were completed during the year ended December 31, 2014. As of December 31, 2017, the Company did not have any remaining accrued employee severance related to these severance costs.

The Company had incurred facility costs associated with closing offices in Redwood City, California and Englewood, Colorado. At the time of closing these offices, the Company had remaining lease obligations of approximately $3.0 million for these vacated facilities through March 31, 2018. During the year ended December 31, 2017, the Company paid $0.8 million of facility costs and received sublease income of $0.7 million, and had a remaining accrued facility liability of $0.1 million as of December 31, 2017. The Company expects to complete facility exit cost payments related to the plan during the year ended December 31, 2018.

The following table provides a summary of the aggregate activity for the year ended December 31, 2017 related to the Company’s combined severance accrual for the 2017, 2016 and 2014 Restructuring Plans (together, the "Restructuring Plans"):

Employee Severance
(in thousands)
Total
Balance at December 31, 2016	$1,559
Severance charges	13,110
Cash paid	(11,001)
Balance at December 31, 2017	$3,668

The following table provides a summary of the aggregate activity for the year ended December 31, 2017 related to the Company’s combined Restructuring Plans facilities exit accrual:

Facilities
(in thousands)
Total
Balance at December 31, 2016	$9,020
Facility charges, net of estimated sublease income	2,700
Sublease income received	698
Cash paid	(6,413)
Balance at December 31, 2017	$6,005
The following table presents restructuring charges recorded in the consolidated statement of operations and comprehensive loss for the periods presented:

	For the Year Ended December 31,
	2015	2016	2017
	(in thousands)
Cost of revenue	$(45)	$8,986	$4,100
Sales and marketing	555	6,550	3,586
Engineering and development	636	4,288	1,469
General and administrative	343	4,400	6,655
Total severance charges	$1,489	$24,224	$15,810

16. Commitments and Contingencies

Operating Leases
The Company has operating lease commitments for certain facilities and equipment that expire on various dates through 2026. The following table outlines future minimum annual rental payments under these leases at December 31, 2017:

Year Ending December 31,	Amount
(in thousands)
2018	$21,526
2019	20,212
2020	19,633
2021	16,205
2022	13,772
Thereafter	36,612
Total minimum lease payments	$127,960
Total net rent expense incurred under non-cancellable operating leases for the years ended December 31, 2015, 2016 and 2017, were $8.2 million, $20.0 million and $22.1 million, respectively. Total sublease income for the years ended December 31, 2015, 2016 and 2017 was $0.2 million, $0.4 million and $0.5 million, respectively.
Contingencies

From time to time, the Company is involved in legal proceedings or subject to claims arising in the ordinary course of its business. The Company is not presently involved in any such legal proceeding or subject to any such claim that, in the opinion of its management, would have a material adverse effect on its business, operating results or financial condition. However, the results of such legal proceedings or claims cannot be predicted with certainty, and regardless of the outcome, can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors. Neither the ultimate outcome of the matters listed below nor an estimate of any probable losses or any reasonably possible losses (other than the SEC investigations reserve discussed below) can be assessed at this time.

On May 4, 2015, Christopher Machado, a purported holder of the Company’s common stock, filed a civil action in the United States District Court for the District of Massachusetts against the Company and its former chief executive officer and former chief financial officer, captioned Machado v. Endurance International Group Holdings, Inc., et al, Civil Action No. 1:15-cv-11775-GAO. The plaintiff filed an amended complaint on December 8, 2015, and a second amended complaint on March 18, 2016. The Company moved to dismiss the second amended complaint, but before the court ruled on this motion, with the Company's assent, the plaintiff filed a third amended complaint on June 30, 2017. In the third amended complaint, plaintiffs Christopher Machado and Michael Rubin allege claims for violations of Section 10(b) and 20(a) of the Exchange Act, and Sections 11, 12(a)(2), and 15 of the Securities Act, on behalf of a purported class of purchasers of the Company's securities between October 25, 2013 and December 16, 2015, including persons or entities who purchased or acquired the Company's shares pursuant or traceable to the registration statement and prospectus issued in connection with the Company's October 25, 2013 initial public offering. The plaintiffs challenge as false or misleading certain of the Company's disclosures about the total number of subscribers, average revenue per subscriber, the number of customers paying over $500 per year for Company products and services, and the average number of products sold per subscriber. The plaintiffs seek, on behalf of themselves and the purported class, compensatory damages, rescissory damages as to class members who purchased shares pursuant to the offering and the plaintiffs' costs and expenses of litigation. The Company moved to dismiss the third amended complaint on August 29, 2017. The plaintiffs' memorandum in opposition to the Company's motion to dismiss was filed on October 30, 2017, and the Company's reply memorandum was filed on December 14, 2017. On January 12, 2018, the parties filed a joint motion to stay all proceedings pending the outcome of a mediation between the parties scheduled for February 23, 2018. The Company and the individual defendants intend to deny any liability or wrongdoing and to vigorously defend all claims asserted. The Company cannot, however, make any assurances as to the outcome of the proceeding.

The Company received a subpoena dated December 10, 2015 from the Boston Regional Office of the SEC, requiring the production of certain documents, including, among other things, documents related to its financial reporting, including operating and non-GAAP metrics, refund, sales and marketing practices and transactions with related parties. The Company is fully cooperating with the SEC’s investigation. The Company is also in discussions with the Boston Regional Office regarding a potential resolution of its investigation, and has reserved $8.0 million in connection with a potential resolution of both this investigation and the Constant Contact investigation discussed below. The Company can make no assurances as to whether the investigation will be resolved by agreement and/or the time or resources that will need to be devoted to this investigation or its final outcome, or the impact, if any, of this investigation or any related legal or regulatory proceedings on its business, financial condition, results of operations and cash flows.

Constant Contact

On October 30, 2015, the Company entered into a definitive agreement pursuant to which it agreed to acquire all of the outstanding shares of common stock of Constant Contact. The acquisition closed on February 9, 2016. Constant Contact contingencies are noted below.

On December 10, 2015, Constant Contact received a subpoena from the Boston Regional Office of the SEC, requiring the production of documents pertaining to Constant Contact’s sales, marketing, and customer retention practices, as well as periodic public disclosure of financial and operating metrics. The Company is fully cooperating with the SEC’s investigation. As discussed above, the Company is in discussions with the Boston Regional Office regarding a potential resolution of its investigation, and has reserved $8 million in connection with a potential resolution of both this investigation and the Endurance investigation discussed above. The Company currently expects that any settlement arising from the SEC investigation of Constant Contact will involve asserted scienter-based claims. The Company can make no assurances as to whether the investigation will be resolved by agreement and/or the time or resources that will need to be devoted to this investigation or its final outcome, or the impact, if any, of this investigation or any related legal or regulatory proceedings on its business, financial condition, results of operations and cash flows.

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

In August 2012, RPost Holdings, Inc., RPost Communications Limited and RMail Limited, or collectively, RPost, filed a complaint in the United States District Court for the Eastern District of Texas that named Constant Contact as a defendant in a lawsuit. The complaint alleged that certain elements of Constant Contact’s email marketing technology infringe five patents held by RPost. RPost sought an award for damages in an unspecified amount and injunctive relief. In February 2013, RPost amended its complaint to name five of Constant Contact’s marketing partners as defendants. Under Constant Contact’s contractual agreements with these marketing partners, Constant Contact is obligated to indemnify them for claims related to patent infringement. Constant Contact filed a motion to sever and stay the claims against its partners and multiple motions to dismiss the claims against it. In January 2014, the case was stayed pending the resolution of certain state court and bankruptcy actions involving RPost, to which Constant Contact is not a party. Meanwhile, RPost asserted the same patents it asserted against Constant Contact in litigation against GoDaddy. In June 2016, GoDaddy succeeded in invalidating all of those RPost patents, with Endurance filing an amicus brief in the Federal Circuit in support of GoDaddy’s position in November 2016.  RPost’s efforts to appeal, including filing a writ of certiorari with the United States Supreme Court, which was denied on December 11, 2017, were unsuccessful. All claims asserted by RPost against Constant Contact in December 2012 thus remain invalid except for one claim from one patent which RPost did not assert against GoDaddy. Constant Contact has notified RPost that Constant Contact believes the remaining claim is invalid in light of the other litigation that RPost lost.  On December 12, 2017, Constant Contact moved to lift the stay in the District Court order to file a Motion for Judgment on the Pleadings invalidating all of the RPost patents-in-suit.  While this motion was pending, RPost voluntarily dismissed all of its patent claims against Constant Contact and the defendant marketing partners of Constant Contact on December 29, 2017.  On January 19, 2018, the district court entered an order dismissing the lawsuit.

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
17. Employee Benefit Plans
The Company has a defined contribution plan established under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”), which covers substantially all employees. Employees are eligible to participate in the 401(k) Plan beginning on the first day of the month following commencement of their employment. The 401(k) Plan includes a salary deferral arrangement pursuant to which participants may elect to reduce their current compensation by up to the statutorily prescribed limit, equal to $18,000 in 2017, and have the amount of the reduction contributed to the 401(k) Plan. Beginning January 1, 2013, the Company matched 100% of each participant’s annual contribution to the 401(k) plan up to 3% of the participant’s salary and then 50% of each participant’s contribution up to 2% of each participant’s salary. The match immediately vests 100%. Matching contributions by the Company to the 401(k) Plan related to the 2015, 2016 and 2017 plan years were approximately $2.5 million, $5.7 million, $6.3 million respectively.

18. Variable Interest Entity

The Company, through a subsidiary formed in China, has entered into various agreements with Shanghai Xiao Lan Network Technology Co., Ltd (“Shanghai Xiao Lan”) and its shareholders that allow the Company to effectively control Shanghai Xiao Lan, making it a variable interest entity (“VIE”). Shanghai Xiao Lan has a technology license that allows it to provide local hosting services to customers located in China.

Pursuant to contractual arrangements between the shareholders of Shanghai Xiao Lan and the Company, the shareholders of Shanghai Xiao Lan cannot transfer their equity interests without the approval of the Company, and as a result, are considered de facto agents of the Company in accordance with ASC 810-10-25-43. The Company and its de facto agents acting together have the power to direct the activities that most significantly impact the entity’s economic performance and they have the obligation to absorb losses and the right to receive benefits from the entity. In situations where a de facto agency relationship is present, one party is required to be identified as the primary beneficiary. The factors considered include the presence of a principal/agent relationship, the relationship and significance of activities to the reporting entity, the variability associated with the VIE’s anticipated economics and the design of the VIE. The analysis is qualitative in nature and is based on weighting the relative importance on each of the factors in relation to the specifics of the VIE arrangement. Upon the execution of the agreements with Shanghai Xiao Lan and its shareholders, the Company performed an analysis and concluded that the Company is the party that is most closely associated with Shanghai Xiao Lan, as it is the most exposed to the variability of the VIE’s economics and therefore is the primary beneficiary of the VIE.

As of December 31, 2017, the financial position and results of operations of Shanghai Xiao Lan are consolidated within, but are not material to, the Company’s consolidated financial position or results of operations.

19. Related Party Transactions
The Company has various agreements in place with related parties. Below are details of related party transactions that occurred during the years ended December 31, 2015, 2016 and 2017.
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
The following table includes the amounts of related party transactions recorded in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2015, 2016 and 2017 relating to services provided by Tregaron and its affiliates under these agreements:

	For the Year Ended December 31,
	2015	2016	2017
	(in thousands)
Cost of revenue	$10,200	$12,200	$12,100
Sales and marketing	700	500	1,200
Engineering and development	1,100	1,300	1,300
General and administrative	300	300	200
Total related party transaction expense	$12,300	$14,300	$14,800
As of December 31, 2016, and 2017, approximately $1.3 million and $1.5 million, respectively, was included in accounts payable and accrued expense relating to services provided by Tregaron.
Innovative Business Services, LLC:
The Company also has agreements with Innovative Business Services, LLC (“IBS”), which provides multi-layered third-party security applications that are sold by the Company. IBS is majority owned by a director of the Company and by the Company’s former chief executive officer, who is a holder of more than 5.0% of the Company's capital stock. During the year ended December 31, 2017, the Company’s principal agreement with this entity was amended to permit the Company to purchase a specific IBS website performance product at no charge, and in exchange, to increase the revenue share to IBS on certain website performance products. The Company records revenue on the sale of IBS products on a net basis, since the Company views IBS as the primary obligor to deliver these services. As a result, the revenue share paid by the Company to IBS is recorded as contra-revenue. Further, IBS pays the Company a fee on sales made by IBS directly to customers of the Company. The Company records these fees as revenue.

The following table includes the revised amounts of related party transactions recorded in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2015, 2016 and 2017 relating to services provided by IBS under these agreements:

	For the Year Ended December 31,
	2015	2016	2017
	(in thousands)
Revenue	$(1,300)	$(3,100)	$(4,250)
Revenue (contra)	7,000	7,500	7,850
Total related party transaction impact to revenue	$5,700	$4,400	$3,600
Cost of revenue	600	700	675
Total related party transaction expense, net	$6,300	$5,100	$4,275
As of December 31, 2016 and 2017, approximately $0.2 million and $0.2 million, respectively, was included in prepaid expenses and other current assets relating to the Company’s agreements with IBS.
As of December 31, 2016 and 2017, approximately 1.1 million and 1.3 million, respectively was included in accounts payable and accrued expense relating to the Company’s agreements with IBS.
As of December 31, 2016 and 2017, approximately $0.6 million and $0.7 million, respectively, was included in accounts receivable relating to the Company’s agreements with IBS.
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

A subsidiary of Goldman Sachs is also the counterparty to the Company's interest rate cap, for which the Company paid $3.0 million to the counterparty as a premium during the year ended December 31, 2016. No further premiums are payable under this interest rate cap.

20. Segment Information

Operating segments are defined as components of an enterprise that engage in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker. The Company's chief executive officer is the Company's chief operating decision maker.

On February 9, 2016, the Company acquired Constant Contact. The Company evaluated the criteria in ASC 280-10-50-11 contemporaneously with its acquisition of Constant Contact, which closed on February 9, 2016. Based on the Company's original evaluation, the Company believed that it met the qualitative aggregation criteria in ASC 280-10-50-11, and that the economic characteristics of the Constant Contact and legacy businesses were similar. In particular, at the time of this evaluation, the Company expected that the gross margin of Constant Contact and its legacy business would be similar. However, beginning with the second quarter of 2016, the Company recognized that the legacy business did not meet expectations and therefore resulted in lower legacy gross margin than originally anticipated, which continued into the third and fourth quarter. As such, during the Company's annual assessment of segments for the year ended December 31, 2016, and due to the resulting 2016 legacy performance, the Company determined it had two reportable segments.

The Company has experienced significant changes in its management structure during fiscal year 2017, including a change in its chief executive officer, who is the Company's chief operating decision maker ("CODM"). The Company's leadership structure has been revised to centralize management of certain domain leading brands in order to improve overall performance. As a result of these management changes, management has revised internal financial reporting structures, and broken the former web presence segment into two reportable segments, web presence and domains. The Company's third reportable segment, email marketing, remains unchanged.
The products and services included in each of the three reportable segments are as follows:

Web Presence. The web presence segment consists primarily of the Company's web hosting brands, such as Bluehost and HostGator, and related products such as domain names, website security, website design tools and services, and e-commerce products.
Domain. The domain segment consists of domain-focused brands such as Domain.com, ResellerClub and LogicBoxes as well as certain web hosting brands that are under common management with domain-focused brands. This segment sells domain names and domain management services to resellers and end users, as well as premium domain names, and also generates advertising revenue from domain name parking. It also resells domain names and domain management services to the web presence segment.
Email Marketing. The email marketing segment consists of Constant Contact email marketing tools and related products and our SinglePlatform digital storefront solution.

The Company measures profitably of these segments based on revenue, gross profit, and adjusted EBITDA. The Company's segments share certain resources, primarily related to sales and marketing, engineering and general and administrative functions. Management allocates these costs to each respective segment based on a consistently applied methodology.

The accounting policies of each segment are the same as those described in the summary of significant accounting policies, refer to Note 2: Summary of Significant Accounting Policies, for further details. The following tables contain financial information for each reportable segment for the years ended December 31, 2015, 2016 and 2017, with the 2015 and 2016 results recast to conform with the 2017 presentation:

	Year ended December 31, 2015
	Web presence	Email marketing	Domain	Total
	(in thousands)
Revenue(1)	$596,687	$—	$144,628	$741,315
Gross profit	267,946	—	48,334	316,280

Net loss	(34,049)	—	8,279	(25,770)
Plus:
Interest expense, net(2)	56,663	—	1,751	58,414
Income tax expense (benefit)	12,756	—	(1,414)	11,342
Depreciation	31,947	—	2,063	34,010
Amortization of other intangible assets	83,106	—	7,951	91,057
Stock-based compensation	25,513	—	4,412	29,925
Restructuring expenses	1,210	—	279	1,489
Transaction expenses and charges	8,265	—	1,317	9,582
Gain of unconsolidated entities(3)	9,200	—	—	9,200
Impairment of other long-lived assets(4)	—	—	—	—
Adjusted EBITDA	$194,611	$—	$24,638	$219,249

	Year ended December 31, 2016
	Web presence	Email marketing	Domain	Total
	(in thousands)
Revenue(1)	$648,732	$326,808	$135,602	$1,111,142
Gross profit	309,116	173,163	44,872	527,151

Net loss	(24,382)	(55,857)	(990)	(81,229)
Plus:

Interest expense, net(2)	68,617	81,469	2,226	$152,312
Income tax expense (benefit)	(79,632)	(33,543)	3,317	$(109,858)
Depreciation	33,590	23,747	3,023	$60,360
Amortization of other intangible assets	72,733	64,679	6,150	$143,562
Stock-based compensation	41,481	12,403	4,383	$58,267
Restructuring expenses	1,625	22,379	220	$24,224
Transaction expenses and charges	31,260	984	40	$32,284
Gain of unconsolidated entities(3)	(565)	—	—	$(565)
Impairment of other long-lived assets(4)	9,039	—	—	9,039
Adjusted EBITDA	$153,766	$116,261	$18,369	$288,396

	Year ended December 31, 2017
	Web presence	Email marketing	Domain	Total
	(in thousands)
Revenue(1)	$641,993	$401,250	$133,624	$1,176,867
Gross profit	298,687	254,941	19,309	572,937

Net loss	(70,375)	(10,615)	(18,794)	(99,784)
Plus:
Interest expense, net(2)	67,491	86,914	2,001	$156,406
Income tax expense (benefit)	2,575	5,152	(25,008)	(17,281)
Depreciation	37,634	13,912	3,639	55,185
Amortization of other intangible assets	60,277	74,467	5,610	140,354
Stock-based compensation	46,641	6,934	6,426	60,001
Restructuring expenses	9,131	5,581	1,098	15,810
Transaction expenses and charges	—	773	—	773
Gain of unconsolidated entities(3)	(110)	—	—	(110)
Impairment of other long-lived assets(4)	600	—	30,860	31,460
SEC investigations reserve	4,323	2,751	926	8,000
Adjusted EBITDA	$158,187	$185,869	$6,758	$350,814

Total assets	$1,534,225	$903,869	$144,615

(1)
Revenue excludes intercompany sales of domain sales and domain services from the domain segment to the web presence segment of $4.9 million, $7.6 million and $9.9 million, for fiscal years 2015, 2016 and 2017, respectively.

(2)
Interest expense includes impact of amortization of deferred financing costs, original issue discounts and interest income. For the year ended December 31, 2017, it also includes $6.5 million of deferred financing costs and OID immediately expensed upon the 2017 Refinancing.

(3)
The (gain) loss of unconsolidated entities is reported on a net basis for the years ended December 31, 2016 and 2017. The The year ended December 31, 2016 includes an $11.4 million gain on the Company's investment in WZ UK, Ltd. This gain was generated on January 6, 2016, when the Company increased its ownership stake in WZ UK from 49% to 57.5%, which required a revaluation of its existing investment to its implied fair value. This gain was offset by the following: a loss of $4.8 million on an investment in AppMachine B.V., which was generated on July 27, 2016, when the Company increased its ownership stake in AppMachine from 40% to 100%, which required a revaluation of the existing investment to its implied fair value; a loss of $4.7 million on the impairment of the Company's 33% equity investment in Fortifico Limited; and the Company's proportionate share of net losses from unconsolidated entities of $1.3 million.

(4)
The impairment of other long lived assets for the year ended December 31, 2016 includes $7.0 million of impairment charges related to developed and in-process technology related to the Webzai acquisition, and $2.0 million of internally developed software that was abandoned. The impairment of other long-lived assets for the year ended December 31, 2017 includes $13.8 million related to certain domain name intangible assets, $0.6 million to write off a debt investment in a privately held entity, $12.1 million related to impairment of goodwill associated with the domain segment, and $4.9 million related to developed technology and customer relationships associated with the Directi acquisition.
21. Geographic and Other Information
Revenue, classified by the major geographic areas in which the Company's customers are located, was as follows:

	Year Ended December 31,
	2015	2016	2017
	(in thousands)
United States	$465,446	$787,915	$845,305
International	275,869	323,227	331,562
Total	$741,315	$1,111,142	$1,176,867
The following table presents the amount of tangible long-lived assets by geographic area:

	2016	2017
	(in thousands)
United States	$89,147	$89,325
International	6,125	6,127
Total	$95,272	$95,452
The Company’s revenue is generated primarily from products and services delivered on a subscription basis, which include web hosting, domains, website builders, search engine marketing, email marketing and other similar services. The Company also generates non-subscription revenue through domain monetization and marketing development funds. Non-subscription revenue increased from $52.5 million, or 7% of total revenue for the year ended December 31, 2015 to $39.4 million, or 4% of revenue for the year ended December 31, 2016, and remained consistent at $39.4 million, or 3% of total revenue for the year ended December 31, 2017. The majority of the Company's non-subscription revenue is included in its domain segment.

No individual international country represented more than 10% of total revenue in any period presented. Furthermore, substantially all of the Company's tangible long-lived assets are located in the United States.

22. Quarterly Financial Data (unaudited)
The following table presents the Company’s unaudited quarterly financial data:

	For the three months ended
	March 31, 2016	June 30, 2016	Sept. 30, 2016	Dec. 31, 2016	March 31, 2017	June 30, 2017	Sept. 30, 2017	Dec. 31, 2017
	(in thousands, except per share data)
Revenue	$237,113	$290,713	$291,193	$292,123	$295,137	$292,258	$295,222	$294,250
Gross profit	100,637	137,636	141,766	147,112	146,388	145,675	136,357	144,517
Income (loss) from operations	(66,311)	(6,168)	8,879	24,260	13,594	12,647	(1,070)	14,660
Net income (loss) attributable to Endurance International Group Holdings, Inc.	$21,811	$(28,040)	$(31,737)	$(34,865)	$(35,388)	$(39,129)	$(40,264)	$7,473
Basic net income (loss) per share attributable to Endurance International Group Holdings, Inc.	$0.17	$(0.21)	$(0.24)	$(0.26)	$(0.26)	$(0.29)	$(0.29)	$0.05
Diluted net income (loss) per share attributable to Endurance International Group Holdings, Inc.	$0.16	$(0.21)	$(0.24)	$(0.26)	$(0.26)	$(0.29)	$(0.29)	$0.05

On February 9, 2016, the Company acquired Constant Contact for $1.1 billion. As such, financial results reflected above were materially impacted by this acquisition. Revenue and gross profit increases throughout 2016 and 2017 are primarily driven by this acquisition. The loss from operations has also been impacted by the Constant Contact acquisition due to the $31.1 million of transaction costs incurred in the first quarter of 2016, and higher operating expenses from Constant Contact, including $22.4 million of restructuring costs incurred throughout 2016, of which, $11.6 million was incurred during the first quarter.  Net income (loss) was impacted by all of the factors previously noted, and a $94.1 million increase in interest expense for all of 2016 as well as a $109.9 million tax benefit recorded during 2016. The tax benefit was primarily related to the reduction of valuation allowances on deferred tax assets which occurred during the first quarter of 2016, partially offset by increased valuation allowances of $10.0 million during the fourth quarter of 2016.

For the year ended December 31, 2017, the Company recorded a tax benefit of $17.3 million, which was primarily related to a federal and state deferred tax benefit of $21.8 million (which includes $16.9 million tax benefit pertaining to the federal tax rate change as a result of the Tax Cuts and Jobs Act of 2017 and the identification and recognition of $2.2 million of U.S. federal and state tax credits) and to a foreign deferred tax benefit of $1.0 million, partially offset by a provision for federal and state current income taxes of $1.8 million, a reserve of $1.1 million for unrecognized tax benefits, and foreign current tax expense of $2.6 million.

23. Supplemental Guarantor Financial Information

In February 2016, EIG Investors Corp., a wholly-owned subsidiary of the Company (the “Issuer”), issued $350.0 million aggregate principal amount of its 10.875% Senior Notes due 2024 (the “Original Notes”) (refer to Note 9: Notes Payables, in the consolidated financial statements), which it exchanged for new 10.875% Senior Notes due 2024 (the “Exchange Notes” and together with the Original Notes, collectively, the “Notes”) pursuant to a registration statement on Form S-4. The registered exchange offer for the Notes was completed on January 30, 2017.  The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company, and the following wholly-owned subsidiaries: The Endurance International Group, Inc., Bluehost Inc., FastDomain Inc., Domain Name Holding Company, Inc., Endurance International Group – West, Inc., HostGator.com LLC, A Small Orange, LLC, Constant Contact, Inc., and SinglePlatform, LLC, (collectively, the “Subsidiary Guarantors”), subject to certain customary guarantor release conditions. The Company’s other domestic subsidiaries and its foreign subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) have not guaranteed the Notes.

The Company sold two immaterial guarantors, CardStar, Inc. and CardStar Publishing, LLC (collectively, "CardStar"), during the quarter ended December 31, 2016. CardStar was released and discharged from the guarantee as a result of the sale and no longer guarantees the debt of the Company as of December 1, 2016. Proceeds from the sale of CardStar were approximately $0.1 million.

The following tables present supplemental condensed consolidating balance sheet information of the Company (“Parent”), the Issuer, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries as of December 31, 2016 and December 31, 2017, and supplemental condensed consolidating results of operations and cash flow information for the years ended December 31, 2015, 2016 and 2017:

Condensed Consolidating Balance Sheets
December 31, 2016
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$3	$4	$39,034	$14,555	—	$53,596
Restricted cash	—	—	2,620	682	—	3,302
Accounts receivable	—	—	10,148	2,940	—	13,088
Prepaid domain name registry fees	—	—	31,044	24,697	(297)	55,444
Prepaid expenses & other current assets	—	81	17,996	10,601	—	28,678
Total current assets	3	85	100,842	53,475	(297)	154,108
Intercompany receivables, net	31,665	799,953	(690,761)	(140,857)	—	—
Property and equipment, net	—	—	82,901	12,371	—	95,272
Goodwill	—	—	1,683,121	176,788	—	1,859,909
Other intangible assets, net	—	—	592,095	19,962	—	612,057
Investment in subsidiaries	92,068	1,299,562	40,651	—	(1,432,281)	—
Other assets	—	5,911	23,153	5,864	—	34,928
Total assets	$123,736	$2,105,511	$1,832,002	$127,603	$(1,432,578)	$2,756,274
Liabilities, redeemable non-controlling interest and stockholders' equity
Current liabilities:
Accounts payable	$—	$—	$13,801	$2,273	—	$16,074
Accrued expenses and other current liabilities	—	27,208	60,760	9,890	—	97,858
Deferred revenue	—	—	295,208	60,925	(943)	355,190
Current portion of notes payable	—	35,700	—	—	—	35,700
Current portion of capital lease obligations	—	—	6,690	—	—	6,690
Deferred consideration, short-term	—	—	4,415	858	—	5,273
Total current liabilities	—	62,908	380,874	73,946	(943)	516,785
Deferred revenue, long-term	—	—	77,649	11,551	—	89,200
Notes payable	—	1,951,280	—	—	—	1,951,280
Capital lease obligations	—	—	512	—	—	512
Deferred consideration	—	—	7,419	25	—	7,444
Other long-term liabilities	—	(745)	48,233	1,429	—	48,917
Total liabilities	—	2,013,443	514,687	86,951	(943)	2,614,138
Redeemable non-controlling interest	—	—	17,753	—	—	17,753
Equity	123,736	92,068	1,299,562	40,652	(1,431,635)	124,383
Total liabilities and equity	$123,736	$2,105,511	$1,832,002	$127,603	$(1,432,578)	$2,756,274

Condensed Consolidating Balance Sheets
December 31, 2017
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$92	$2	$54,473	$11,926	$—	$66,493
Restricted cash	—	—	2,472	153	—	2,625
Accounts receivable	—	—	12,386	3,559	—	15,945
Prepaid domain name registry fees	—	—	28,291	25,514	—	53,805
Prepaid expenses & other current assets	(12)	86	20,062	9,191	—	29,327
Total current assets	80	88	117,684	50,343	—	168,195
Intercompany receivables, net	33,637	606,834	(498,213)	(142,258)	—	—
Property and equipment, net	—	—	81,693	13,759	—	95,452
Goodwill	—	—	1,673,851	176,731	—	1,850,582
Other intangible assets, net	—	—	450,778	4,662	—	455,440
Investment in subsidiaries	49,288	1,355,013	37,200	—	(1,441,501)	—
Other assets	—	3,639	21,373	6,405	—	31,417
Total assets	$83,005	$1,965,574	$1,884,366	$109,642	$(1,441,501)	$2,601,086
Liabilities, redeemable non-controlling interest and stockholders' equity:
Current liabilities:
Accounts payable	$—	$—	$9,532	$1,526	$—	$11,058
Accrued expenses and other current liabilities	—	24,509	75,819	8,151	—	108,479
Deferred revenue	—	—	309,395	52,545	—	361,940
Current portion of notes payable	—	33,945	—	—	—	33,945
Current portion of capital lease obligations	—	—	7,630	—	—	7,630
Deferred consideration, short-term	—	—	4,365	—	—	4,365
Total current liabilities	—	58,454	406,741	62,222	—	527,417
Deferred revenue, long-term	—	—	81,199	9,773	—	90,972
Notes payable	—	1,858,300	—	—	—	1,858,300
Capital lease obligations	—	—	7,719	—	—	7,719
Deferred consideration	—	—	3,551	—	—	3,551
Other long-term liabilities	—	(468)	30,143	447	—	30,122
Total liabilities	—	1,916,286	529,353	72,442	—	2,518,081
Equity	83,005	49,288	1,355,013	37,200	(1,441,501)	83,005
Total liabilities and equity	$83,005	$1,965,574	$1,884,366	$109,642	$(1,441,501)	$2,601,086

Condensed Consolidating Statements of Operations and Comprehensive Loss
Year Ended December 31, 2015
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$—	$—	$628,266	$113,766	$(717)	$741,315
Cost of revenue	—	—	349,059	77,177	(1,201)	425,035
Gross profit	—	—	279,207	36,589	484	316,280
Operating expense:
Sales & marketing	—	—	120,637	24,815	(33)	145,419
Engineering and development	—	—	23,019	3,688	—	26,707
General and administrative	—	177	80,548	10,132	111	90,968
Total operating expense	—	177	224,204	38,635	78	263,094
Income (loss) from operations	—	(177)	55,003	(2,046)	406	53,186
Interest expense and other income, net	—	56,843	(3,554)	(315)	—	52,974
Income (loss) before income taxes and equity earnings of unconsolidated entities	—	(57,020)	58,557	(1,731)	406	212
Income tax expense (benefit)	—	10,320	331	691	—	11,342
Income (loss) before equity earnings of unconsolidated entities	—	(67,340)	58,226	(2,422)	406	(11,130)
Equity (income) loss of unconsolidated entities, net of tax	26,176	(41,164)	17,063	—	12,565	14,640
Net income (loss)	(26,176)	(26,176)	41,163	(2,422)	(12,159)	(25,770)
Net loss attributable to non-controlling interest	—	—	—	—	—	—
Net income (loss) attributable to Endurance	$(26,176)	$(26,176)	$41,163	$(2,422)	$(12,159)	$(25,770)
Comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	(1,281)	—	(1,281)
Unrealized gain on cash flow hedge	—	80	—	—	—	80
Total comprehensive income (loss)	$(26,176)	$(26,096)	$41,163	$(3,703)	$(12,159)	$(26,971)

Condensed Consolidating Statements of Operations and Comprehensive Loss
Year Ended December 31, 2016
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$—	$—	$978,690	$133,274	$(822)	1,111,142
Cost of revenue	—	—	496,267	88,753	(1,029)	583,991
Gross profit	—	—	482,423	44,521	207	527,151
Operating expense:
Sales and marketing	—	—	235,988	67,556	(33)	303,511
Engineering and development	—	—	72,922	14,679	—	87,601
General and administrative	—	242	128,337	14,516	—	143,095
Transaction expenses	—	—	32,284	—	—	32,284
Total operating expense	—	242	469,531	96,751	(33)	566,491
Income (loss) from operations	—	(242)	12,892	(52,230)	240	(39,340)
Interest expense and other income —net	—	149,512	(3,606)	4,544	—	150,450
Income (loss) before income taxes and equity earnings of unconsolidated entities	—	(149,754)	16,498	(56,774)	240	(189,790)
Income tax expense (benefit)	—	(53,847)	(55,953)	(58)	—	(109,858)
Income (loss) before equity earnings of unconsolidated entities	—	(95,907)	72,451	(56,716)	240	(79,932)
Equity (income) loss of unconsolidated entities, net of tax	73,071	(22,837)	58,014	297	(107,248)	1,297
Net income (loss)	$(73,071)	$(73,070)	$14,437	$(57,013)	$107,488	$(81,229)
Net income (loss) attributable to non-controlling interest	—	—	(8,398)	—	—	(8,398)
Net income (loss) attributable to Endurance International Group Holdings, Inc.	(73,071)	(73,070)	22,835	(57,013)	107,488	(72,831)
Comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	(597)	—	(597)
Unrealized loss on cash flow hedge		(1,351)	—	—	—	(1,351)
Total comprehensive income (loss)	$(73,071)	$(74,421)	$22,835	$(57,610)	$107,488	$(74,779)

Condensed Consolidating Statements of Operations and Comprehensive Loss
Year Ended December 31, 2017
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$—	$—	$1,055,013	$128,350	$(6,496)	$1,176,867
Cost of revenue	—	—	515,065	94,082	(5,217)	603,930
Gross profit	—	—	539,948	34,268	(1,279)	572,937
Operating expense:
Sales and marketing	—	—	256,902	20,561	(3)	277,460
Engineering and development	—	—	66,051	12,721	—	78,772
General and administrative	—	207	155,339	9,054	(628)	163,972
Transaction expenses	—	—	773	—	—	773
Impairment of goodwill			12,129			12,129
Total operating expense	—	207	491,194	42,336	(631)	533,106
Income (loss) from operations	—	(207)	48,754	(8,068)	(648)	39,831
Interest expense and other income —net	—	156,144	1,338	(476)	—	157,006
Income (loss) before income taxes and equity earnings of unconsolidated entities	—	(156,351)	47,416	(7,592)	(648)	(117,175)
Income tax expense (benefit)	—	(57,504)	39,125	1,098	—	(17,281)
Income (loss) before equity earnings of unconsolidated entities	—	(98,847)	8,291	(8,690)	(648)	(99,894)
Equity (income) loss of unconsolidated entities, net of tax	99,137	290	8,581	(17)	(108,101)	(110)
Net income (loss)	$(99,137)	$(99,137)	$(290)	$(8,673)	$107,453	$(99,784)
Net loss attributable to non-controlling interest	—	—	7,524	—	—	7,524
Net income (loss) attributable to Endurance International Group Holdings, Inc.	(99,137)	(99,137)	(7,814)	(8,673)	107,453	(107,308)
Comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	3,091	—	3,091
Unrealized gain (loss) on cash flow hedge		34	—	—	—	34
Total comprehensive income (loss)	$(99,137)	$(99,103)	$(7,814)	$(5,582)	$107,453	$(104,183)

Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2015
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$2	$(50,147)	$220,468	6,905	—	$177,228
Cash flows from investing activities:
Businesses acquired in purchase transaction, net of cash acquired	—	—	(92,376)	(5,419)	—	(97,795)
Purchases of property and equipment	—	—	(28,058)	(3,185)	—	(31,243)
Cash paid for minority investments	—	—	(8,475)	—	—	(8,475)
Proceeds from sale of property and equipment	—	—	51	42	—	93
Proceeds from note receivable	—	—	3,454	—	—	3,454
Proceeds from sale of assets	—	—	191	—	—	191
Purchases of intangible assets	—	—	(76)	—	—	(76)
Net (deposits) and withdrawals of principal balances in restricted cash accounts	—	—	(296)	346	—	50
Net cash used in investing activities	—	—	(125,585)	(8,216)	—	(133,801)
Cash flows from financing activities:
Proceeds from issuance of notes payable and draws on revolver	—	147,000	—	—	—	147,000
Repayment of notes payable and revolver	—	(140,500)	—	—	—	(140,500)
Payment of financing costs	—	—	—	—	—	—
Payment of deferred consideration	—	—	(14,503)	(488)	—	(14,991)
Payment of redeemable non-controlling interest liability	—	—	(30,543)	—	—	(30,543)
Principal payments on capital lease obligations	—	—	(4,822)	—	—	(4,822)
Proceeds from exercise of stock options	2,224	—	—	—	—	2,224
Intercompany loans and investments	(2,215)	39,367	(42,431)	5,279	—	—
Net cash provided by (used in) financing activities	9	45,867	(92,299)	4,791	—	(41,632)
Net effect of exchange rate on cash and cash equivalents	—	—	—	(1,144)	—	(1,144)
Net increase (decrease) in cash and cash equivalents	11	(4,280)	2,584	2,336	—	651
Cash and cash equivalents:
Beginning of period	1	4,347	18,702	9,329	—	32,379
End of period	$12	$67	$21,286	$11,665	$—	$33,030

Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2016
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities		$(71,204)	$256,461	(30,296)		$154,961
Cash flows from investing activities:
Businesses acquired in purchase transaction, net of cash acquired	—	—	(889,634)	—	—	(889,634)
Purchases of property and equipment	—	—	(32,528)	(4,731)	—	(37,259)
Cash paid for minority investments	—	—	(5,600)	—	—	(5,600)
Proceeds from sale of property and equipment	—	—	674	2	—	676
Purchases of intangible assets	—	—	(7)	(20)	—	(27)
Net (deposits) and withdrawals of principal balances in restricted cash accounts	—	—	(347)	(210)	—	(557)
Net cash used in investing activities	—	—	(927,442)	(4,959)	—	(932,401)
Cash flows from financing activities:
Proceeds from issuance of notes payable and draws on revolver	—	1,110,678	—	—	—	1,110,678
Repayment of notes payable and revolver	—	(176,700)	—	—	—	(176,700)
Payment of financing costs	—	(52,561)	—	—	—	(52,561)
Payment of deferred consideration	—	—	(50,375)	(669)	—	(51,044)
Payment of redeemable non-controlling interest liability	—	—	(33,425)	—	—	(33,425)
Principal payments on capital lease obligations	—	—	(5,892)	—	—	(5,892)
Proceeds from exercise of stock options	2,564	—	—	—	—	2,564
Capital investments from minority partner	—	—	—	2,776	—	2,776
Intercompany loans and investments	(2,573)	(810,276)	778,421	34,428	—	—
Net cash provided by (used in) financing activities	(9)	71,141	688,729	36,535	—	796,396
Net effect of exchange rate on cash and cash equivalents	—	—	—	1,610	—	1,610
Net increase (decrease) in cash and cash equivalents	(9)	(63)	17,748	2,890	—	20,566
Cash and cash equivalents:
Beginning of period	12	67	21,286	11,665		33,030
End of period	$3	$4	$39,034	$14,555	$—	$53,596

Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2017
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$12	$(82,189)	$284,912	(1,462)		$201,273
Cash flows from investing activities:	—	—	—	—	—
Purchases of property and equipment	—	—	(38,731)	(4,331)	—	(43,062)
Cash paid for minority investments	—	—	—	—	—	—
Proceeds from sale of assets	—	—	530	—	—	530
Purchases of intangible assets	—	—	(1,932)	(34)	—	(1,966)
Net (deposits) and withdrawals of principal balances in restricted cash accounts	—	—	148	529	—	677
Net cash used in investing activities	—	—	(39,985)	(3,836)	—	(43,821)
Cash flows from financing activities:
Proceeds from issuance of notes payable and draws on revolver	—	1,693,007	—	—	—	1,693,007
Repayment of notes payable and revolver	—	(1,797,634)	—	—	—	(1,797,634)
Payment of financing costs	—	(6,304)	—	—	—	(6,304)
Payment of deferred consideration	—	—	(4,550)	(883)	—	(5,433)
Payment of redeemable non-controlling interest liability	—	—	(25,000)	—	—	(25,000)
Principal payments on capital lease obligations	—	—	(7,390)	—	—	(7,390)
Proceeds from exercise of stock options	2,049	—	—	—	—	2,049
Capital investments from minority partner	—	—	—	—	—	—
Intercompany loans and investments	(1,972)	193,118	(192,548)	1,402	—	—
Net cash provided by (used in) financing activities	77	82,187	(229,488)	519	—	(146,705)
Net effect of exchange rate on cash and cash equivalents	—	—	—	2,150	—	2,150
Net increase (decrease) in cash and cash equivalents	89	(2)	15,439	(2,629)	—	12,897
Cash and cash equivalents:
Beginning of period	3	4	39,034	14,555		53,596
End of period	$92	$2	$54,473	$11,926	$—	$66,493

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2017, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation of our disclosure controls and procedures as of December 31, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Under the supervision and with the participation of our management, our chief executive officer and chief financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, we used criteria set forth in the 2013 framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, management (including our Chief Executive Officer and Chief Financial Officer) has concluded that as of December 31, 2017, our internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by BDO USA LLP, an independent registered public accounting firm, as stated in the following report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Endurance International Group Holdings, Inc.
Burlington, Massachusetts

Opinion on Internal Control over Financial Reporting
We have audited Endurance International Group Holdings, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2016 and 2017, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017 and our report dated February 22, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/    BDO USA, LLP

Boston, Massachusetts
February 22, 2018

Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We understand that SAMIH’s affiliates intend to disclose in their next annual or quarterly report that Santander UK plc, or Santander UK, holds two savings accounts and one current account for two customers resident in the United Kingdom who are currently designated by the United States under the Specially Designated Global Terrorist, or SDGT, sanctions program. Revenues and profits generated by Santander UK on these accounts in the year ended December 31, 2017 were negligible relative to the overall revenues and profits of Banco Santander S.A.
We also understand that SAMIH’s affiliates intend to disclose in their next annual or quarterly report that Santander UK holds two frozen current accounts for two UK nationals who are designated by the United States under the SDGT sanctions program. The accounts held by each customer have been frozen since their designation and have remained frozen through the year ended December 31, 2017. The accounts are in arrears (£1,844.73 in debit combined) and are currently being managed by the Santander UK Collections & Recoveries department. No revenues or profits were generated by Santander UK on this account in the year ended December 31, 2017.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance
The information required by this item is incorporated by reference from the information disclosed under the heading “Management and Corporate Governance” and under the subheading “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the 2018 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this report relates.
We have adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The text of our Code of Business Conduct and Ethics is posted under Corporate Governance in the Investor Relations section of our website, www.endurance.com. We intend to disclose on our website any amendments to, or waivers from, our Code of Business Conduct and Ethics that are required to be disclosed pursuant to the disclosure requirements of Item 5.05 of Form 8-K.

Item 11.	Executive Compensation
The information required by this item is incorporated by reference to the information disclosed under the heading “Executive Compensation” and under the subheading “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for the 2018 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the information disclosed under the heading “Principal Stockholders” and under the subheading “Equity Compensation Plan Information” in our definitive proxy statement for the 2018 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

Item 13.	Certain Relationships and Related Transactions and Director Independence
The information required by this item is incorporated by reference to the information disclosed under the heading “Related Person Transactions” and under the subheading “Director Independence” in our definitive proxy statement for the 2018 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

Item 14.	Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the information disclosed under the proposal “Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive proxy statement for the 2018 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	Financial Statements
For a list of the consolidated financial statements included herein, which are incorporated into this Item by reference, see Index to Consolidated Financial Statements on page 69 of this Annual Report on Form 10-K.

(2)	Financial Statement Schedules
Schedules have been omitted since they are either not required or not applicable or the information is otherwise included herein.

(3)	Exhibits

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number
2.1*	Agreement and Plan of Merger, dated October 30, 2015, by and among Constant Contact, Inc., Endurance International Group Holdings, Inc., and Paintbrush Acquisition Corporation	8-K	001-36131	November 2, 2015	2.1
3.1	Restated Certificate of Incorporation of the Registrant	S-1/A	333-191061	October 23, 2013	3.3
3.2	Amended and Restated By-Laws of the Registrant	8-K	001-36131	January 30, 2017	3.1
4.1	Specimen certificate evidencing shares of common stock of the Registrant	S-1/A	333-191061	October 8, 2013	4.1
4.2	Second Amended and Restated Registration Rights Agreement by and among the Registrant and the other parties thereto	10-Q	001-36131	November 7, 2014	4.2
4.3	Stockholders Agreement by and among the Registrant and certain holders of the Registrant’s common stock	10-Q	001-36131	November 7, 2014	4.3
4.4	Indenture (including form of Note), dated as of February 9, 2016, among EIG Investors Corp., the Registrant, the Endurance Guarantors party thereto and Wilmington Trust, National Association, as trustee	8-K	001-36131	February 10, 2016	4.1
4.5	Exchange and Registration Rights Agreement, dated as of February 9, 2016, among EIG Investors Corp., the Registrant, the Endurance Guarantors party thereto, Goldman, Sachs & Co., Credit Suisse Securities (USA) LLC and Jefferies LLC	10-Q	001-36131	May 9, 2016	4.6
10.1#	Amended and Restated 2013 Stock Incentive Plan	10-Q	001-36131	August 8, 2016	10.2
10.2#	Form of Stock Option Agreement under the 2013 Stock Incentive Plan	S-1/A	333-191061	October 8, 2013	10.2
10.3#	Form of Restricted Stock Agreement under the 2013 Stock Incentive Plan	S-1/A	333-191061	October 8, 2013	10.3

10.4#	Form of Director Stock Option Agreement under the 2013 Stock Incentive Plan	S-1/A	333-191061	October 8, 2013	10.29
10.5#	Form of Director Restricted Stock Agreement under the 2013 Stock Incentive Plan	10-Q	001-36131	August 8, 2016	10.3
10.6#	Form of Restricted Stock Agreement and Acknowledgment	S-1/A	333-191061	October 8, 2013	10.25
10.7#	Form of Modification to Restricted Stock Agreement and Acknowledgment	10-K	001-36131	February 28, 2014	10.6
10.8#	Stock Option Agreement between the Registrant and Hari Ravichandran, dated October 25, 2013	10-K	001-36131	February 28, 2014	10.7
10.9#	Restricted Stock Unit Agreement between the Registrant and Hari Ravichandran, dated October 25, 2013, as amended by Amendment No. 1, dated as of December 12, 2013	10-K	001-36131	February 28, 2014	10.8
10.10#	Restricted Stock Unit Agreement between the Registrant and Hari Ravichandran, dated October 25, 2013, as amended by Amendment No. 1, dated as of December 12, 2013	10-K	001-36131	February 28, 2014	10.9
10.11#	Performance-Based Restricted Stock Agreement between the Registrant and Hari Ravichandran, dated September 18, 2015	8-K	001-36131	September 21, 2015	10.1
10.12#	Form of Performance-Based Restricted Stock Agreement under the 2013 Stock Incentive Plan (CTCT integration)	10-Q	001-36131	May 9, 2016	10.10
10.13#	Form of Restricted Stock Unit Agreement under the 2013 Stock Incentive Plan (3 year vesting)	10-Q	001-36131	May 9, 2017	10.1
10.14#	Form of Restricted Stock Unit Agreement under the 2013 Stock Incentive Plan (2 year vesting)	10-Q	001-36131	May 9, 2017	10.2
10.15#	Form of Director Restricted Stock Unit Agreement under the 2013 Stock Incentive Plan	10-Q	001-36131	May 9, 2017	10.3
10.16#	Restricted Stock Unit Agreement between Endurance International Group Holdings, Inc. and Jeffrey H. Fox, dated August 22, 2017	10-Q	001-36131	November 3, 2017	10.3
10.17#	Stock Option Agreement between Endurance International Group Holdings, Inc. and Jeffrey H. Fox, dated August 22, 2017	10-Q	001-36131	November 3, 2017	10.4
10.18#	Constant Contact, Inc. Second Amended and Restated 2011 Stock Incentive Plan	S-8	333-209680	February 24, 2016	99.1
10.19#	Form of Incentive Stock Option Agreement under the 2011 Stock Incentive Plan	10-Q	001-36131	May 9, 2016	10.4
10.20#	Form of Non-Statutory Stock Option Agreement under the 2011 Stock Incentive Plan	10-Q	001-36131	May 9, 2016	10.5
10.21#	Form of Restricted Stock Unit Agreement under the 2011 Stock Incentive Plan	10-Q	001-36131	May 9, 2016	10.6

10.22#	Form of Incentive Stock Option Agreement (double trigger) under the 2011 Stock Incentive Plan	10-Q	001-36131	August 8, 2016	10.4
10.23#	Form of Non-Statutory Stock Option Agreement (double trigger) under the 2011 Stock Incentive Plan	10-Q	001-36131	August 8, 2016	10.5
10.24#	Form of Restricted Stock Unit Agreement (double trigger) under the 2011 Stock Incentive Plan	10-Q	001-36131	August 8, 2016	10.6
10.25#	Form of Restricted Stock Unit Agreement (double trigger, 3 year vesting) under the 2011 Stock Incentive Plan	10-Q	001-36131	May 9, 2017	10.4
10.26#	Changes to NEO Target Annual Cash Bonus Percentages	10-Q	001-36131	August 8, 2016	10.7
10.27#	2017 Management Incentive Plan	8-K	001-36131	May 16, 2017	10.1
10.28#	Employment Agreement, dated as of September 30, 2013, between Hari Ravichandran and the Registrant, as amended by Amendment No. 1, dated as of October 11, 2013	S-1/A	333-191061	October 11, 2013	10.24
10.29#	Amendment No. 2 to Ravichandran Employment Agreement, dated as of September 18, 2015, by and between the Registrant and Hari Ravichandran	8-K	001-36131	September 21, 2015	10.2
10.30#	Employment Agreement, dated as of August 3, 2015, by and between Endurance International Group Holdings, Inc. and Marc Montagner	8-K	001-36131	August 4, 2015	10.1
10.31#	Employment Agreement, dated as of February 22, 2016, by and between the Registrant and Ronald LaSalvia	10-Q	001-36131	May 9, 2016	10.7
10.32#	Employment Agreement, dated as of March 7, 2016, by and between the Registrant and Katherine Andreasen	10-Q	001-36131	May 9, 2016	10.8
10.33#	Employment Agreement, dated as of March 7, 2016, by and between the Registrant and David Bryson	10-Q	001-36131	May 9, 2016	10.9
10.34#	Offer Letter, dated as of January 21, 2016, by and between the Registrant and Kenneth J. Surdan	10-K	001-36131	February 24, 2017	10.28
10.35#	Executive Severance Agreement by and among Constant Contact, Inc. and Kenneth J. Surdan, effective as of June 21, 2012	10-K	001-36131	February 24, 2017	10.29
10.36#	Retention Agreement by and between Kenneth Surdan and the Registrant entered into on or about March 15, 2016	10-K	001-36131	February 24, 2017	10.30
10.37#	Employment Agreement, dated as of March 22, 2017, by and between the Registrant and Ronald LaSalvia	10-Q	001-36131	May 9, 2017	10.5
10.38#	Employment Agreement, dated as of March 27, 2017, by and between the Registrant and John Orlando	10-Q	001-36131	May 9, 2017	10.6
10.39#	Transition, Separation and Release of Claims Agreement, dated April 17, 2017, between Endurance International Group Holdings, Inc. and Hari Ravichandran	8-K	001-36131	April 17, 2017	10.1

10.40#	Employment Agreement, dated as of August 11, 2017, by and between Endurance International Group Holdings, Inc. and Jeffrey H. Fox	8-K	001-36131	August 14, 2017	10.1
10.41#	Separation and Release Agreement, dated as of July 16, 2017, by and between The Endurance International Group, Inc. and Kenneth Surdan	10-Q	001-36131	November 3, 2017	10.5
10.42#	Separation and Release Agreement, dated as of November 1, 2017, by and between The Endurance International Group, Inc. and Katherine Andreasen					X
10.43#	Form of Indemnification Agreement entered into between the Registrant and each director and executive officer	S-1/A	333-191061	October 8, 2013	10.19
10.44#	Indemnification Agreement, dated as of August 22, 2017, by and between Endurance International Group Holdings, Inc. and Jeffrey H. Fox	10-Q	001-36131	November 3, 2017	10.2
10.45	Gross Lease, dated May 17, 2012, by and between The Endurance International Group, Inc. and MEPT Burlington, LLC, as amended on June 13, 2013	S-1	333-191061	September 9, 2013	10.5
10.46	Second Amendment to Lease, dated as of March 28, 2014, by and between Burlington Centre Owner LLC and The Endurance International Group, Inc.	10-Q	001-36131	May 9, 2014	10.5
10.47	Third Amendment to Lease, dated as of September 24, 2014, by and between Burlington Centre Owner LLC and The Endurance International Group, Inc.	10-Q	001-36131	November 7, 2014	10.1
10.48	Fourth Amendment to Lease, dated as of November 14, 2014, by and between Burlington Centre Owner LLC and The Endurance International Group, Inc.	10-K	001-36131	February 27, 2015	10.20
10.49	Fifth Amendment to Lease, dated as of January 26, 2017, by and between Burlington Centre Owner LLC and The Endurance International Group, Inc.	10-Q	001-36131	May 9, 2017	10.7
10.50	Sixth Amendment to Lease, dated as of September 8, 2017, by and between Burlington Centre Owner LLC and The Endurance International Group, Inc.					X
10.51+	Office Lease, dated January 30, 2015, by and between Papago Buttes Corporate, LLC and The Endurance International Group, Inc., as amended by the First Amendment to Lease dated August 23, 2016 and the Second Amendment to Lease dated January 15, 2017	10-Q	001-36131	May 9, 2017	10.8
10.52+	Collocation/Interconnection License, dated as of May 29, 2007, by and between The Endurance International Group, Inc. and Markley Boston, LLC, as amended on June 1, 2007, August 31, 2008, December 4, 2008, April 30, 2009, February 2011 and February 2, 2012	S-1	333-191061	September 9, 2013	10.7

10.53+	Collocation/Interconnection License, dated as of February 2, 2012, by and between The Endurance International Group, Inc. and One Summer Collocation, LLC, as amended January 4, 2013	S-1	333-191061	September 9, 2013	10.11
10.54+	Master Service Agreement (United States), dated as of November 28, 2011, by and between The Endurance International Group, Inc. and Equinix Operating Co., Inc., as amended by Replacement Order 110712 and Replacement Order 112014, each effective as of December 2, 2014	10-K	001-36131	February 27, 2015	10.24
10.55+	Replacement Order 1-54210756980 and Replacement Order 1-54216771102, each effective as of August 1, 2016, to the Master Service Agreement (United States), dated as of November 28, 2011, by and between The Endurance International Group, Inc. and Equinix Operating Co., Inc.	10-Q	001-36131	November 4, 2016	10.1
10.56+	Master Service Agreement, dated as of June 20, 2013, by and between HostGator.com LLC and CyrusOne LLC	S-1	333-191061	September 9, 2013	10.26
10.57	Turn Key Datacenter Lease dated as of December 31, 2010 between Digital Alfred, LLC and Constant Contact, Inc., as amended by the First Amendment to Turn Key Datacenter Lease dated as of March 1, 2011 and the Second Amendment to Turnkey Datacenter Lease dated as of December 15, 2011	10-Q	001-36131	May 9, 2016	10.11
10.58	Datacenter Lease dated as of January 1, 2011 between Digital 55 Middlesex, LLC and Constant Contact, Inc., as amended by the First Amendment to Datacenter Lease dated as of May 11, 2012, the 55 Middlesex Turnpike Office Space Rider dated as of May 11, 2012 and the Second Amendment to Datacenter Lease dated February 26, 2016	10-Q	001-36131	May 9, 2016	10.12
10.59	Third Amendment to Datacenter Lease dated as of August 7, 2017 between Digital 55 Middlesex, LLC and Constant Contact, Inc.	10-Q	001-36131	November 3, 2017	10.6
10.60+	Master Services Agreement between Data Foundry, Inc. and HostGator.com LLC dated October 23, 2014, as amended by the Contract Addendum dated October 23, 2014, the Amendment to the Master Services Agreement dated August 21, 2015, the 2nd Amendment to Master Services Agreement dated July 23, 2016, and the Power Amendment to the Master Services Agreement dated October 25, 2016	10-Q	001-36131	August 4, 2017	10.4

10.61+
cPanel Partner NOC Agreement dated as of January 1, 2014 by and between cPanel, Inc. and The Endurance International Group, Inc., as amended by Amendment No. 1 to Partner NOC Agreement dated March 14, 2014, Amendment to Amendment No. 1 to Partner NOC Agreement dated October 1, 2015, and Second Amendment to Partner NOC Agreement dated December 31, 2017
						X
10.62+	Master Services Agreement dated as of September 25, 2013 between The Endurance International Group, Inc. and Tregaron India Holdings, LLC, as amended by Amendment No. 1 dated as of February 7, 2014 and Amendment No. 2 dated as of December 5, 2014	10-K	001-36131	February 24, 2017	10.43
10.63+	Master Services Agreement Amendment No. 3 dated as of December 18, 2017 between The Endurance International Group, Inc. and Tregaron India Holdings, LLC					X
10.64	Refinancing Amendment, dated as of November 25, 2013, by and among the refinancing lenders party thereto, the revolving lenders party thereto, the Registrant, EIG Investors Corp., and Credit Suisse AG, as Administrative Agent	10-K	001-36131	February 28, 2014	10.23
10.65	Third Amended and Restated Credit Agreement, dated as of November 25, 2013, by and among the Registrant, EIG Investors Corp., as Borrower, the lenders party thereto, and Credit Suisse AG, as Administrative Agent	10-K	001-36131	February 28, 2014	10.24
10.66	Revolving Facility Amendment to Third Amended and Restated Credit Agreement, dated as of February 9, 2016, among EIG Investors Corp., the Registrant, the other Loan Parties party thereto, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent and issuing bank	8-K	001-36131	February 10, 2016	10.1
10.67	Incremental Term Loan Amendment to Third Amended and Restated Credit Agreement, dated as of February 9, 2016, among EIG Investors Corp., the Registrant, the other Loan Parties party thereto, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent and issuing bank	8-K	001-36131	February 10, 2016	10.2
10.68	Refinancing Amendment to Third Amended and Restated Credit Agreement, dated as of June 14, 2017, among EIG Investors Corp., Endurance International Group Holdings, Inc., the other Loan Parties party thereto, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent	8-K	001-36131	June 14, 2017	10.1

10.69	Amended and Restated Collateral Agreement, dated as of November 25, 2013, by and among the Registrant, EIG Investors Corp., the other grantors party thereto, and Credit Suisse AG, as Administrative Agent	10-K	001-36131	February 28, 2014	10.25
10.70	Supplement No. 1 to Amended and Restated Collateral Agreement, dated as of February 9, 2016, by and among the Registrant, EIG Investors Corp., the other guarantors party thereto, and Credit Suisse AG, as Administrative Agent	10-Q	001-36131	May 9, 2016	10.13
10.71	Amended and Restated Master Guarantee Agreement, dated as of November 25, 2013, by and among the Registrant, EIG Investors Corp., the other guarantors party thereto, and Credit Suisse AG, as Administrative Agent	10-K	001-36131	February 28, 2014	10.26
10.72	Supplement No. 1 to Amended and Restated Master Guarantee Agreement, dated as of February 9, 2016, by and among the Registrant, EIG Investors Corp., the other guarantors party thereto, and Credit Suisse AG, as Administrative Agent	10-Q	001-36131	May 9, 2016	10.14
21.1	Subsidiaries of the Registrant					X
23.1	Consent of BDO USA, LLP, an Independent Registered Public Accounting Firm					X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

ENDURANCE INTERNATIONAL GROUP HOLDINGS, INC.

Date: February 22, 2018	By:	/s/ Jeffrey H. Fox
Jeffrey H. Fox
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jeffrey H. Fox	President, Chief Executive Officer and Director	February 22, 2018
Jeffrey H. Fox	(Principal Executive Officer)
/s/ Marc Montagner	Chief Financial Officer	February 22, 2018
Marc Montagner	(Principal Financial Officer)
/s/ Timothy Mathews	Chief Accounting Officer	February 22, 2018
Timothy Mathews	(Principal Accounting Officer)
/s/ James C. Neary	Chairman of the Board	February 22, 2018
James C. Neary
/s/ Dale Crandall	Director	February 22, 2018
Dale Crandall
/s/ Joseph P. DiSabato	Director	February 22, 2018
Joseph P. DiSabato
/s/ Tomas Gorny	Director	February 22, 2018
Tomas Gorny
/s/ Michael Hayford	Director	February 22, 2018
Michael Hayford
/s/ Peter J. Perrone	Director	February 22, 2018
Peter J. Perrone
/s/ Chandler J. Reedy	Director	February 22, 2018
Chandler J. Reedy
/s/ Justin L. Sadrian	Director	February 22, 2018
Justin L. Sadrian