Form 10-Q
period 2018-03-31
Endurance International Group Holdings, Inc.
filed 2018-05-04
CIK 1237746

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2018, there were 142,714,375 shares of the issuer’s common stock, $0.0001 par value per share, outstanding.

Endurance International Group Holdings, Inc.
Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	December 31, 2017	March 31, 2018
Assets
Current assets:
Cash and cash equivalents	$66,493	$86,678
Restricted cash	2,625	1,772
Accounts receivable	15,945	13,493
Prepaid domain name registry fees	53,805	59,690
Prepaid commissions	—	42,746
Prepaid expenses and other current assets	29,327	30,653
Total current assets	168,195	235,032
Property and equipment—net	95,452	87,653
Goodwill	1,850,582	1,851,209
Other intangible assets—net	455,440	429,797
Deferred financing costs	3,189	2,732
Investments	15,267	15,241
Prepaid domain name registry fees, net of current portion	10,806	11,889
Prepaid commissions, net of current portion	—	41,164
Other assets	2,155	3,091
Total assets	$2,601,086	$2,677,808
Liabilities, redeemable non-controlling interest and stockholders’ equity
Current liabilities:
Accounts payable	$11,058	$19,118
Accrued expenses	79,991	81,065
Accrued interest	24,457	14,979
Deferred revenue	361,940	389,734
Current portion of notes payable	33,945	33,945
Current portion of capital lease obligations	7,630	7,281
Deferred consideration—short term	4,365	4,435
Other current liabilities	4,031	3,754
Total current liabilities	527,417	554,311
Long-term deferred revenue	90,972	96,718
Notes payable—long term, net of original issue discounts of $25,811 and $24,752 and deferred financing costs of $37,736 and $36,299, respectively	1,858,300	1,835,309
Capital lease obligations—long term	7,719	5,837
Deferred tax liability	19,696	27,679
Deferred consideration—long term	3,551	3,608
Other liabilities	10,426	10,157
Total liabilities	2,518,081	2,533,619
Stockholders’ equity:
Preferred Stock—par value $0.0001; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock—par value $0.0001; 500,000,000 shares authorized; 140,190,695 and 140,457,825 shares issued at December 31, 2017 and March 31, 2018, respectively; 140,190,695 and 140,457,487 outstanding at December 31, 2017 and March 31, 2018, respectively	14	14
Additional paid-in capital	931,033	938,301
Accumulated other comprehensive (loss) income	(541)	1,080
Accumulated deficit	(847,501)	(795,206)
Total stockholders’ equity	83,005	144,189
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$2,601,086	$2,677,808
See accompanying notes to consolidated financial statements.

Endurance International Group Holdings, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2017	2018
Revenue	$295,137	$291,356
Cost of revenue	148,749	133,906
Gross profit	146,388	157,450
Operating expense:
Sales and marketing	72,772	67,356
Engineering and development	20,362	19,917
General and administrative	39,080	38,775
Transaction expenses	580	—
Total operating expense	132,794	126,048
Income from operations	13,594	31,402
Other income (expense):
Interest income	118	204
Interest expense	(39,516)	(36,050)
Total other expense—net	(39,398)	(35,846)
Loss before income taxes and equity earnings of unconsolidated entities	(25,804)	(4,444)
Income tax expense	5,774	2,617
Loss before equity earnings of unconsolidated entities	(31,578)	(7,061)
Equity loss of unconsolidated entities, net of tax	—	27
Net loss	$(31,578)	$(7,088)
Net loss attributable to non-controlling interest	226	—
Excess accretion of non-controlling interest	3,584	—
Total net loss attributable to non-controlling interest	3,810	—
Net loss attributable to Endurance International Group Holdings, Inc.	$(35,388)	$(7,088)
Comprehensive income (loss):
Foreign currency translation adjustments	686	580
Unrealized (loss) gain on cash flow hedge, net of taxes of $38 and ($325) for the three months ended March 31, 2017 and 2018, respectively	(216)	1,041
Total comprehensive loss	$(34,918)	$(5,467)
Basic net loss per share attributable to Endurance International Group Holdings, Inc.	$(0.26)	$(0.05)
Diluted net loss per share attributable to Endurance International Group Holdings, Inc.	$(0.26)	$(0.05)
Weighted-average common shares used in computing net loss per share attributable to Endurance International Group Holdings, Inc.:
Basic	134,935,153	140,361,982
Diluted	134,935,153	140,361,982
See accompanying notes to consolidated financial statements.

Endurance International Group Holdings, Inc.
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2017	2018
Cash flows from operating activities:
Net loss	$(31,578)	$(7,088)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	13,111	12,068
Amortization of other intangible assets	34,267	25,735
Amortization of deferred financing costs	1,744	1,894
Amortization of net present value of deferred consideration	190	128
Amortization of original issue discounts	846	1,058
Stock-based compensation	12,924	6,992
Deferred tax expense	3,440	492
(Gain) loss on sale of assets	(225)	48
Loss of unconsolidated entities	—	27
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	2,392	2,448
Prepaid expenses and other current assets	(5,717)	(2,697)
Accounts payable and accrued expenses	(13,467)	595
Deferred revenue	15,747	10,660
Net cash provided by operating activities	33,674	52,360
Cash flows from investing activities:
Purchases of property and equipment	(9,258)	(5,254)
Proceeds from sale of assets	251	—
Purchases of intangible assets	(33)	—
Net cash used in investing activities	(9,040)	(5,254)
Cash flows from financing activities:
Repayments of term loans	(8,925)	(25,486)
Payment of financing costs	(92)	—
Payment of deferred consideration	(818)	—
Principal payments on capital lease obligations	(2,037)	(2,230)
Proceeds from exercise of stock options	628	25
Net cash used in financing activities	(11,244)	(27,691)
Net effect of exchange rate on cash and cash equivalents and restricted cash	2,327	(83)
Net increase in cash and cash equivalents and restricted cash	15,717	19,332
Cash and cash equivalents and restricted cash:
Beginning of period	56,898	69,118
End of period	$72,615	$88,450
Supplemental cash flow information:
Interest paid	$46,546	$42,091
Income taxes paid	$952	$603
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
Segment Information
From the fourth quarter of fiscal year 2016, through the third quarter of fiscal year 2017, the Company had two reportable segments, web presence and email marketing. The Company experienced significant changes in its management structure during fiscal year 2017, including a change in its chief executive officer, who is the Company's chief operating decision maker ("CODM"). The Company's leadership structure has been revised to centralize management of certain domain-leading brands in order to improve overall performance. As a result of these management changes, management has revised internal financial reporting structures, and broken the former web presence segment into two reportable segments, web presence and domains. The Company's third reportable segment, email marketing, remains unchanged.
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
The Company's segments share certain resources, primarily related to sales and marketing, engineering and general and administrative functions. Management allocates these costs to each respective segment based on a consistently applied methodology, primarily based on a percentage of revenue.
The Company has revised amounts reported for gross profit, net loss and adjusted EBITDA for the web presence and the domain segments in the segment disclosures, which impacted fiscal years 2016 and 2017. The amounts reported for the email marketing segment were not impacted. The revisions arose because of an error in the classification of certain domain registration expenses. Domain segment gross profit, net loss and adjusted EBITDA were overstated by $3.0 million for fiscal year 2016, and by $6.9 million for fiscal year 2017, and web presence segment gross profit, net loss and adjusted EBITDA were understated by equal amounts. Consolidated results were not impacted by this misstatement. See Note 20, Segment Information, for further details.

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
Unaudited Interim Financial Information
The accompanying interim consolidated balance sheet as of March 31, 2018, and the related consolidated statements of operations and comprehensive loss and cash flows for the three months ended March 31, 2017 and 2018, and the notes to consolidated financial statements are unaudited. These unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. The unaudited consolidated financial statements include, in the opinion of management, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of the Company’s financial position at March 31, 2018, results of operations and cash flows for the three months ended March 31, 2017 and 2018. The consolidated results in the consolidated statements of operations and comprehensive loss are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2018.
Cash Equivalents
Cash and cash equivalents include all highly liquid investments with remaining maturities of three months or less at the date of purchase.
Restricted Cash
Restricted cash is composed of certificates of deposit and cash held by merchant banks and payment processors, which provide collateral against any chargebacks, fees, or other items that may be charged back to the Company by credit card companies and other merchants, and collateral for certain facility leases.
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
Fair Value of Financial Instruments
The carrying amounts of the Company's financial instruments, which include cash equivalents, accounts receivable, accounts payable and certain accrued expenses, approximate their fair values due to their short maturities. The fair value of the Company's notes payable is based on the borrowing rates currently available to the Company for debt with similar terms and average maturities and approximates their carrying value.
Derivative Instruments and Hedging Activities
FASB Accounting Standards Codification ("ASC") 815, Derivatives and Hedging, or ASC 815, provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Further, qualitative disclosures are required that explain the Company’s objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

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
Software Development Costs
The Company accounts for software development costs for internal-use software under the provisions of ASC 350-40, Internal-Use Software. Accordingly, certain costs to develop internal-use computer software are capitalized, provided these costs are expected to be recoverable. During the three months ended March 31, 2017 and 2018, the Company capitalized internal-use software development costs of $2.9 million and $1.6 million, respectively.
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
In accordance with ASC 350, Intangibles—Goodwill and Other, or ASC 350, the Company is required to review goodwill by reporting unit for impairment at least annually or more often if there are indicators of impairment present. Under U.S. GAAP, a reporting unit is either the equivalent of, or one level below, an operating segment. The Company has historically performed its annual goodwill test as of December 31 of each fiscal year.
As a result of changes in the Company’s management structure during fiscal year 2017, including the change in its chief executive officer / CODM, the Company has revised its internal financial reporting structure, which has resulted in a change to its reporting units. The Company has identified a total of ten reporting units under the new structure. With the increase in reporting units, the Company determined that more time would be required to perform future goodwill impairment tests, and as a result, decided to accelerate its annual goodwill impairment test date to October 31 of each fiscal year, starting with the fiscal year 2017 test.
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
The Company has also early adopted the provisions of ASU 2017-4, which eliminates the second step of the goodwill impairment test. As a result, the goodwill impairment test as of October 31, 2017 includes only one step, which is a comparison of the carrying value of each reporting unit to its fair value, and any excess carrying value, up to the amount of goodwill allocated to that reporting unit, is impaired. The goodwill impairment test as of October 31, 2017 resulted in a $12.1 million impairment of goodwill to the Company's domain monetization reporting unit within the domain segment. The impairment is a direct result of a more rapid decline in domain parking revenue than originally expected, and to a lesser extent, reduced sales of premium domain names. Goodwill for this reporting unit has been completely impaired. Goodwill allocated to the other six reporting units was not impaired.
Goodwill as of December 31, 2017 was $1,850.6 million. Approximately $1,820.7 million of this goodwill relates to reporting units where fair value exceeds the carrying value of the respective reporting unit by at least 20%. One reporting unit, the domain.com reporting unit within the domain segment, has a goodwill balance of $29.9 million, and a fair value that exceeds its carrying value by 6%. The Company has one reporting unit, the cloud backup reporting unit within the web presence segment, that has a negative carrying value and has been allocated $2.3 million of goodwill.
During the quarter ended March 31, 2018, the Company further adjusted management responsibilities regarding certain reporting units, which resulted in additional adjustments to internal financial reporting structures. The total number of reporting units remains at ten, however, goodwill was reallocated between reporting units as a result of this change. The Company has preliminarily estimated the amount of goodwill to be reallocated at $48.0 million. The Company has tested goodwill for impairment based on the preliminary goodwill reallocation. No impairment charge is expected as a result of this test.
Goodwill as of March 31, 2018 is $1,851.2 million. The carrying value of goodwill that was allocated to the domain, email marketing and web presence reporting segments was $29.9 million, $604.3 million and $1,217.0 million, respectively. For the three months ended March 31, 2018, no impairment has been recorded.
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
The Company evaluates long-lived intangible and tangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indicators of impairment are present and undiscounted future cash flows are less than the carrying amount, the fair value of the assets is determined and compared to the carrying value. If the fair value is less than the carrying value, then the carrying value of the asset is reduced to the estimated fair value and an impairment loss is charged to expense in the period the impairment is identified. No such impairment losses have been identified in the three months ended March 31, 2017 and 2018.
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
Acquired In-Process Research and Development (IPR&D)
Acquired IPR&D represents the fair value assigned to research and development assets that the Company acquires in connection with business combinations that have not been completed at the date of acquisition. The acquired IPR&D is capitalized as an intangible asset and reviewed on a quarterly basis to determine future use. Any impairment loss of the acquired IPR&D is charged to expense in the period the impairment is identified. No impairment loss was identified during the three months ended March 31, 2017 and 2018.
Revenue Recognition
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09 or ASC 606, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. Since then, the FASB has also issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606), Principals versus Agent Considerations, ASU 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing, and ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments, which further elaborate on the original ASU No. 2014-09. The Company adopted the guidance in ASC 606 on January 1, 2018. Revenue is recognized when control of the promised products or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to for those products and services. In general, we determine revenue recognition through the following steps:

•	Identification of the contract, or contracts, with the customer

•	Identification of the performance obligations in the contract

•	Determination of the transaction price

•	Allocation of the transaction price to the performance obligations in the contract

•	Recognition of revenue when, or as, the Company satisfies a performance obligation
The Company provides cloud-based subscription services, which include website hosting and related add-ons, search engine optimization (SEO) services, domain registration services and email marketing.
Website hosting gives subscribers access to an environment where the Company hosts a customer’s website. The related contract terms are generally for one year, but can range from 30 days to 3 years. Website hosting services are typically sold in bundled offerings that include website hosting, domain registration services and various add-ons. The Company recognizes revenue for website hosting and domain registration services over the term of the contract.
The main add-on services related to website hosting are domain privacy, secure sockets layer (SSL) security, site backup and restoration, and website builder tools. These services may be included in website hosting bundles, or they may be purchased on a standalone basis. Certain add-on services are provided by third parties. In cases where the Company is acting as an agent for the sale of third party add-on services, the Company recognizes revenue on a net basis at the time of sale. In cases where the Company is acting as a principal for the sale of third party add-on services (i.e., the Company has the primary responsibility to provide specific goods or services, it has discretion to establish prices and it may assume inventory risk), the Company recognizes revenue on a gross basis over the term of the contract. The revenue for Company-provided add-on services is primarily recognized over the term of the contract.
SEO services are monthly subscriptions that provide a customer with increased traffic to their website over the term of the subscription. Revenue from SEO services is recognized over the monthly term of the contract.

In the case of domain registration services, the Company is an accredited registrar and can provide registration services to the customer, or it can select an accredited third party registrar to perform these duties. Domain registration services are generally annual subscriptions, but can cover multiple years. Revenue for these services is recognized over time.
Email marketing services provide subscribers with a cloud based platform that can send broadcast emails to a customer list managed by the subscriber. Pricing is based on contract list volume from the prior monthly period, which determines the contractual billing price for the upcoming month. Revenue for this service is recognized over the monthly term of the contract.
Non-subscription based services include certain professional services, primarily website design or re-design services, marketing development fund revenue ("MDF"), premium domain names and domain parking services.
Website design and re-design services are recognized when the service is complete.
Marketing development funds consist of commissions earned by the Company when a third party sells its products or services directly to the Company’s subscribers, and advertising revenue for third party ads placed on Company websites. The Company records revenue when the service is provided and calculates it based on the contractual revenue share arrangement or over the term of the advertisement.
Domain parking allows the Company to monetize certain of its premium domain names by loaning them to specialized third parties that generate advertising revenue from these parked domains on pay per click ("PPC") basis. Revenue is recognized when earned and calculated based on the revenue share arrangement with the third party.
Revenue from the sale of premium domains is recognized when persuasive evidence of an arrangement to sell such domains exists and delivery of an authorization key to access the domain name has occurred. Premium domain names are paid for in advance prior to the delivery of the domain name.
For most of the Company’s performance obligations, the customer simultaneously receives and consumes the service over a period of time as the Company performs the service, resulting in the recognition of revenue over the subscription period. This method provides an appropriate depiction of the timing of the transfer of services to the customer. In limited instances, the customer obtains control of the promised service at a point in time, with no future obligations on the part of the Company. In these instances, the Company recognizes revenue at the point in time control is transferred. The contracts that the Company enters typically do not contain any variable or non-cash considerations.
The Company maintains a reserve for refunds and chargebacks related to revenue that has been recognized and is expected to be refunded, as calculated based on observed historical trends. The Company had a refund and chargeback reserve of $0.5 million and $0.5 million as of December 31, 2017 and March 31, 2018, respectively. The portion of deferred revenue that is expected to be refunded at December 31, 2017 and March 31, 2018 was $1.8 million and $1.8 million, respectively. Based on refund history, approximately 83% of all refunds happen in the same fiscal month that the contract starts or renews, and approximately 96% of all refunds happen within 45 days of the contract start or renewal date.
The Company did not apply any practical expedients during its adoption of ASC 606. The Company elected to use the portfolio method in the calculation of the deferred contract assets.
Contracts with Multiple Performance Obligations
A considerable amount of the Company’s revenue is generated from transactions that are contracts with customers that may include hosting plans, domain name registrations, and other cloud-based products and services. In these cases, the Company determines whether the products and services are distinct performance obligations that should be accounted for separately versus together. The Company allocates revenue to each performance obligation based on its relative standalone selling price, generally based on the price charged to customers. Hosting services, domain name registrations, and other cloud-based products and services have distinct performance obligations and are often sold separately. If the promise is not distinct and therefore not a performance obligation, then the total transaction amount is allocated to the identified performance obligation based on a relative selling price hierarchy. When multiple performance obligations are included in a contract, the total transaction amount for the contract is allocated to the performance obligations based on a relative selling price hierarchy. The Company determines the relative selling price for a performance obligation based on standalone selling price (“SSP”). The Company determines SSP by considering its observed standalone selling prices, competitive prices in the marketplace and management judgment; these standalone selling prices may vary depending upon the particular facts and circumstances related to each deliverable. The Company analyzes the standalone selling prices used in its allocation of transaction amount, at a minimum, on a quarterly basis.
Deferred Revenue
The Company records deferred revenue when cash payments are received or are due in advance of the Company’s performance, including amounts that are refundable. The change in the deferred revenue balance for the three months ended March 31, 2018 is primarily driven by cash payments received or due in advance of the Company satisfying its performance obligations, offset by $159.1 million of revenue recognized that were included in the deferred revenue balance at the beginning of the period.
The following table provides a reconciliation of the Company's deferred revenue as of March 31, 2018:

	Short-term	Long-term
	(in thousands)
Balance at December 31, 2017	$361,940	$90,972
Effect of adoption of ASC 606 to balances at December 31, 2017	20,275	2,882
Recognition of the beginning deferred revenue into revenue, as a result of performance obligations satisfied	(159,134)	—
Cash received in advance during the period	253,467	43,391
Recognition of cash received in the period into revenue, as a result of performance obligations satisfied	(127,341)	—
Reclassification between short-term and long-term	40,527	(40,527)
Balance at March 31, 2018	$389,734	$96,718
The difference between the opening and closing balances of the Company’s deferred liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment. During the quarter ended March 31, 2018, the Company recognized $159.1 million and $0.0 million, respectively, from beginning deferred revenue current and long-term balances existing at December 31, 2017. The Company did not recognize any revenue from performance obligations satisfied in prior periods.

The following table provides the remaining performance obligation amounts as of March 31, 2018. These amounts are equivalent to the ending deferred revenue balance of $486.5 million, which includes both short and long-term amounts:

	Web presence	Email marketing	Domain	Total
	(in thousands)
Remaining performance obligation, short-term	$274,158	$55,106	$60,470	$389,734
Remaining performance obligation, long-term	80,766	—	15,952	96,718
Total	$354,924	$55,106	$76,422	$486,452
This backlog of revenue related to future performance obligations is prepaid by customers and supported by executed contracts with customers. The Company has established a reserve of $0.5 million for refunds and chargebacks, 96% of which is expected to materialize in the first 45 days. The remainder of the deferred revenue is expected to be recognized in future periods.
Deferred Customer Acquisition Costs
As a result of the implementation of ASC 606, the Company now capitalizes the incremental costs directly related to obtaining and fulfilling a contract (such as sales commissions and certain direct sales and marketing success based costs), if these costs are expected to be recovered. These costs are amortized over the period the services are transferred to the customer, which is estimated based on customer churn rates for various segments of the business. The Company includes only those incremental costs that would not have been incurred if the contracts had not been entered into.

	Short-term	Long-term
	(in thousands)
Balance at December 31, 2017	$—	$—
Adjustments resulting from adoption of ASC 606	43,408	40,040
Deferred customer acquisition costs incurred in the period	4,842	8,608
Amounts recognized as expense in the period	(12,976)	—
Impact of foreign exchange rates	1	(13)
Reclassification between short-term and long-term	7,471	(7,471)
Balance at March 31, 2018	$42,746	$41,164
As of March 31, 2018, the Company has a total of $72.7 million deferred assets relating to costs incurred to obtain or fulfill contracts in its web presence segment, consisting of $0.0 million of incremental, recoverable sales and marketing costs, and $72.7 million of recoverable, specific, success-based sales commissions. As of March 31, 2018, the Company has a total of $9.7 million deferred assets relating to costs incurred to obtain or fulfill contracts in its email marketing segment, consisting of $0.0 million of incremental, recoverable sales and marketing costs, and $9.7 million of recoverable, specific, success-based sales commissions. As of March 31, 2018, the Company has a total of $1.5 million deferred assets relating to costs incurred to obtain or fulfill contracts in its domain segment, consisting of $0.0 million of incremental, recoverable sales and marketing costs, and $1.5 million of recoverable, specific, success-based sales commissions. During the three months ended March 31, 2018, the Company recognized total amortization costs related to the above items of $11.9 million, $1.0 million, and $0.1 million in its web presence, email marketing and domain segments, respectively.
Significant Judgments
The Company sells a number of third party cloud based services to enhance a subscriber’s overall website hosting experience. The Company exercises considerable judgment to determine if it is the principal or agent in each of these arrangements, and in some instances, has concluded that it is an agent of the third party and recognizes revenue at time of subscriber purchase in an amount that is net of the revenue share payable to the third party.
The Company exercises judgment to determine the standalone selling price for each distinct performance obligation. In instances where the standalone selling price is not directly observable, such as when we do not sell the product or service separately, we determine the standalone selling price using information that may include a competitive market assessment approach and other observable inputs. The Company typically has more than one standalone selling price for individual products and services.
Judgment is required to determine whether particular types of sales and marketing costs incurred, including commissions, are incremental and recoverable costs incurred to obtain and fulfill the customer contract. In addition, judgment is required to determine the life of the customer over which deferred customer acquisition costs are amortized.
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
ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is more likely than not to be realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company had no unrecognized tax benefits in the three months ended March 31, 2017 and $1.6 million in unrecognized tax benefits in the three months ended March 31, 2018.
The Company records interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the three months ended March 31, 2017, the Company did not incur any interest and penalties related to unrecognized tax benefits. During the three months ended March 31, 2018, the Company recognized an immaterial amount of interest and penalties related to unrecognized tax benefits.
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
The Company estimates the fair value of employee stock options on the date of grant using the Black-Scholes option-pricing model, which requires the use of highly subjective estimates and assumptions. For restricted stock awards and restricted stock units granted, the Company estimates the fair value of each restricted stock award or restricted stock unit based on the closing trading price of its common stock on the date of grant.

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

	Three Months Ended March 31,
	2017	2018
	(unaudited) (in thousands, except share amounts and per share data)
Net loss attributable to Endurance International Group Holdings, Inc.	$(35,388)	$(7,088)
Net loss per share attributable to Endurance International Group Holdings, Inc.:
Basic net loss per share attributable to Endurance International Group Holdings, Inc.	$(0.26)	$(0.05)
Diluted net loss per share attributable to Endurance International Group Holdings, Inc.	$(0.26)	$(0.05)
Weighted-average common shares used in computing net loss per share attributable to Endurance International Group Holdings, Inc.:
Basic	134,935,153	140,361,982
Diluted	134,935,153	140,361,982
The following number of weighted average potentially dilutive shares were excluded from the calculation of diluted loss per share because the effect of including such potentially dilutive shares would have been anti-dilutive:

	Three Months Ended March 31,
	2017	2018
	(unaudited)
Restricted stock awards and units	3,974,080	5,876,438
Options	11,037,570	8,969,760
Total	15,011,650	14,846,198
Recent Accounting Pronouncements - Recently Adopted
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. Since then, the FASB has also issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606), Principals versus Agent Considerations, ASU 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing, and ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments, which further elaborate on the original ASU No. 2014-09. The core principle of these updates is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgments and estimates may be required within the revenue recognition process than are required under previous U.S. GAAP. In July 2015, the FASB approved a one-year deferral of the effective date to January 1, 2018, with early adoption to be permitted as of the original effective date of January 1, 2017. Once this standard becomes effective, companies may use either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures) (the "modified retrospective approach"). The Company adopted this guidance on January 1, 2018 using the modified retrospective approach. The new standard impacted the timing of when certain sales incentive payments, primarily to external parties, are charged to expense as these costs must now be deferred over the life of the related customer relationship, whereas previously these amounts were expensed as incurred. In addition, a small portion of the Company's revenue recognition was impacted by this new guidance. The impact to opening retained earnings as a result of the adoption of the new guidance was $59.4 million, which consists of an $83.4 million deferred asset relating to customer acquisition costs and a $6.1 million deferred asset for domain registration costs, partially offset by a $23.1 million liability for deferred revenue, net of a deferred tax liability of $7.0 million. The Company applied the new guidance to all revenue contracts and did not use any practical expedients. The adoption of Topic 606 impacted the results of operations and certain balance sheet accounts. The impact of applying Topic 606 on the results for reporting periods and balance sheet beginning after January 1, 2018 are presented under Topic 606, while prior amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under Topic 605. The impact of applying Topic 606 for the quarter ended March 31, 2018 is as follows:

	As of March 31, 2018 under topic 606	As of March 31, 2018 under topic 605	Increase (decrease)
Consolidated statement of operations and comprehensive loss data:	(in thousands)
Revenue	$291,356	$292,157	$(801)
Cost of revenue	133,906	133,954	(48)
Sales and marketing	67,356	67,831	(475)

Consolidated balance sheet data:
Prepaid commissions, current portion	$42,746	$—	$42,746
Prepaid commissions, long-term	41,164	—	41,164
Deferred revenue, current	389,734	388,933	801
Deferred revenue, long-term	96,718	96,718	—

Consolidated statement of cash flow data:
Net income (loss)	$(7,088)	$(7,366)	$278
Change in prepaid expenses and other assets	(2,697)	(3,220)	523
Change in deferred revenue	10,660	11,461	(801)
Cash flows from operations	52,360	52,360	—
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. This new standard enhances the reporting model for financial instruments to provide users of financial statements with more decision-useful information. This amendment is effective for annual periods beginning after December 15, 2017, and early adoption is permitted. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash. This new standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and restricted cash. This amendment is effective for annual periods beginning after December 15, 2017, and early adoption is permitted. The adoption of this standard did not have a material impact on the Company's statement of cash flows.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. This new standard clarifies certain statement of cash flow presentation issues. This amendment is effective for annual periods beginning after December 15, 2017, and early adoption is permitted. The adoption of this standard did not have a material impact on the Company's statement of cash flows.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment. This new standard eliminates step two of the prior goodwill test, and instead requires that an entity perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. This amendment is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 31, 2019, and should be applied on a prospective basis. The Company elected to early adopt the provisions of ASU 2017-04 effective in the fourth quarter of fiscal year 2017, which simplified the process of calculating the $12.1 million impairment to goodwill during the fourth quarter of fiscal year 2017.
In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718). This new standard provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This amendment is effective for annual or interim periods in fiscal years beginning after December 15, 2017, and should be applied prospectively to an award modified on or after the adoption date. The Company adopted this as of January 1, 2018 and will apply this guidance to any modifications, based on the new definition of a modification, for all periods beginning on or after January 1, 2018. During the three months ended March 31, 2018, there were no modifications that would impact the Company's consolidated financial statements.
Recent Accounting Pronouncements - Recently Issued
In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than

12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of its pending adoption of the new standard on its consolidated financial statements, but expects that adoption will materially increase its assets and liabilities.
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
Summary of Deferred Consideration Related to Acquisitions
Components of short-term and long-term deferred consideration as of December 31, 2017 and March 31, 2018, consisted of the following:

	December 31, 2017		March 31, 2018
	Short- term	Long- term	Short- term	Long- term
	(in thousands)
AppMachine (Acquired in 2016)	4,365	3,551	4,435	3,608
Total	$4,365	$3,551	$4,435	$3,608

4. Property and Equipment and Capital Lease Obligations
Components of property and equipment consisted of the following:

	December 31, 2017	March 31, 2018
	(in thousands)
Land	$790	$790
Building	5,037	7,091
Software	82,618	84,185
Computers and office equipment	153,273	155,245
Furniture and fixtures	18,825	18,726
Leasehold improvements	22,260	21,366
Construction in process	3,800	2,884
Property and equipment—at cost	286,603	290,287
Less accumulated depreciation	(191,151)	(202,634)
Property and equipment—net	$95,452	$87,653
Depreciation expense related to property and equipment for the three months ended March 31, 2017 and 2018 was $13.1 million and $12.1 million, respectively.
Property under capital lease with a cost basis of $17.3 million was included in software as of March 31, 2018. The net carrying value of property under capital lease as of March 31, 2018 was $13.5 million.
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
As of December 31, 2017 and March 31, 2018, the Company’s financial assets required to be measured on a recurring basis consist of the 2015 interest rate cap. The Company has classified this interest rate cap, which is discussed in Note 6 below, within Level 2 of the fair value hierarchy.

Basis of Fair Value Measurements

	Balance	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Balance at December 31, 2017
Financial assets:
Interest rate cap (included in other assets)	$452	—	$452	$—
Total financial assets	$452	$—	$452	$—
Balance at March 31, 2018
Financial assets:
Interest rate cap (included in other assets)	$1,460	—	$1,460	$—
Total financial assets	$1,460	$—	$1,460	$—
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
Cash Flow Hedges of Interest Rate Risk
The Company entered into a three-year interest rate cap on December 9, 2015 as part of its risk management strategy. The objective of the interest rate cap, designated as a cash flow hedge, involves the receipt of variable amounts from a counter-party if interest rates rise above the strike rate on the contract in exchange for an upfront premium. Therefore, this derivative limits the Company’s exposure if the rate rises, but also allows the Company to benefit when the rate falls.
The effective portion of changes in the fair value of derivatives that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income ("AOCI"), and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Any ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. There was no ineffectiveness recorded in earnings for the three months ended March 31, 2018.
As of March 31, 2018, the Company had one interest rate cap with $500.0 million notional value outstanding that was designated as a cash flow hedge of interest rate risk. The fair value of the interest rate contract included in other assets on the consolidated balance sheet as of March 31, 2018 was $1.5 million, and the Company recognized $0.4 million of interest expense in the Company’s consolidated statement of operations for the three months ended March 31, 2018. The Company recognized a $1.4 million gain, net of a tax expense of $0.3 million, in AOCI for the three months ended March 31, 2018. The Company estimates that a cumulative amount of $0.6 million will be reclassified from AOCI to interest expense (as an increase to interest expense) in the next twelve months.
7. Goodwill and Other Intangible Assets
The following table summarizes the changes in the Company’s goodwill balances from December 31, 2017 to March 31, 2018:

	Web Presence	Email Marketing	Domain	Total
	Amount
	(in thousands)
Goodwill balance at December 31, 2017	$1,216,419	$604,305	$29,858	$1,850,582
Foreign translation impact	627	—	—	627
Goodwill balance at March 31, 2018	$1,217,046	$604,305	$29,858	$1,851,209
In accordance with ASC 350, the Company reviews goodwill and other indefinite-lived intangible assets for indicators of impairment on an annual basis and between tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount.
At December 31, 2017, other intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(dollars in thousands)
Developed technology	$285,911	$149,514	$136,397	7 years
Subscriber relationships	659,732	431,938	227,794	7 years
Trade-names	134,054	73,019	61,035	8 years
Intellectual property	34,313	27,336	6,977	5 years
Domain names available for sale	30,458	7,221	23,237	Indefinite
Total December 31, 2017	$1,144,468	$689,028	$455,440
During the three months ended March 31, 2017 and 2018, there were no impairment charges of intangible assets.
At March 31, 2018, other intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(dollars in thousands)
Developed technology	$286,001	$158,043	$127,958	7 years
Subscriber relationships	659,717	445,571	214,146	7 years
Trade-names	134,054	75,822	58,232	8 years
Intellectual property	34,313	27,732	6,581	5 years
Domain names available for sale	30,530	7,650	22,880	Indefinite
Total March 31, 2018	$1,144,615	$714,818	$429,797
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
The Company’s amortization expense is included in cost of revenue in the consolidated statement of operations and comprehensive loss in the aggregate amounts of $34.3 million and $25.7 million for the three months ended March 31, 2017 and 2018, respectively.
8. Investments
As of December 31, 2017 and March 31, 2018, the Company’s carrying value of investments in privately-held companies was $15.3 million and $15.2 million, respectively.
In January 2012, the Company made an initial investment of $0.3 million to acquire a 25% interest in BlueZone Labs, LLC (“BlueZone”), a provider of “do-it-yourself” tools and managed search engine optimization services.
The Company also has an agreement with BlueZone to purchase products and services. During the three months ended March 31, 2017 and 2018, the Company purchased $0.5 million and $0.4 million, respectively, of products and services from

BlueZone, which is included in cost of revenue in the Company’s consolidated statements of operations and comprehensive loss. As of December 31, 2017 and March 31, 2018, $0.1 million and $0.2 million, respectively, relating to the Company’s investment in BlueZone was included in accounts payable and accrued expense in the Company’s consolidated balance sheet. As of December 31, 2017 and March 31, 2018, $0.7 million and $0.7 million, respectively, relating to the Company’s investment in BlueZone was included in prepaid expenses and other current assets in the Company’s consolidated balance sheet.
In May 2014, the Company made a strategic investment of $15.0 million in Automattic, Inc. (“Automattic”), which provides content management systems associated with WordPress. The investment represents less than 5% of the outstanding shares of Automattic and better aligns the Company with an important partner.
Investments in which the Company’s interest is less than 20.0% and which are not classified as available-for-sale securities are carried at the lower of cost or net realizable value unless it is determined that the Company exercises significant influence over the investee company, in which case the equity method of accounting is used. For those investments in which the Company’s voting interest is between 20.0% and 50.0%, the equity method of accounting is used. Under this method, the investment balance, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee company, as they occur, limited to the extent of the Company’s investment in, advances to and commitments for the investee. These adjustments are reflected in equity (income) loss of unconsolidated entities, net of tax in the Company’s consolidated statements of operations and comprehensive loss. The Company recognized net losses of $0.0 million and $0.0 million for the three months ended March 31, 2017 and 2018, respectively.
From time to time, the Company may make new and follow-on investments and may receive distributions from investee companies. As of March 31, 2018, the Company was not obligated to fund any follow-on investments in these investee companies.
As of March 31, 2018, the Company did not have an equity method investment in which the Company’s proportionate share of the investees’ net income or loss exceeded 10.0% of the Company’s consolidated assets or income from continuing operations.
9. Notes Payable
At December 31, 2017 and March 31, 2018, notes payable, net of original issuance discounts (sometimes referred to as "OID") and deferred financing costs, consisted of the following:

	At December 31, 2017	At March 31, 2018
	(in thousands)
2017 First Lien Term Loan	$1,563,197	$1,539,609
Notes	329,048	329,645
Revolving credit facilities	—	—
Total notes payable	1,892,245	1,869,254
Current portion of notes payable	33,945	33,945
Notes payable - long term	$1,858,300	$1,835,309
2017 First Lien Term Loan Facility
In connection with the Company's June 14, 2017 refinancing of its then-outstanding term loans (the "2017 Refinancing"), the Company entered into its current first lien term loan facility (the "2017 Term Loan") with an original balance of $1,697.3 million and a maturity date of February 9, 2023. As of March 31, 2018, the 2017 Term Loan had an outstanding balance of:

At March 31, 2018
(in thousands)
2017 First Lien Term Loan	$1,580,305
Unamortized deferred financing costs	(21,454)
Unamortized original issue discount	(19,242)
Net 2017 First Lien Term Loan	1,539,609
Current portion of 2017 First Lien Term Loan	33,945
2017 First Lien Term Loan - long term	$1,505,664

The 2017 Term Loan was issued at a price of 99.75% of par and automatically bears interest at the bank’s reference rate unless the Company gives notice to opt for the LIBOR-based interest rate. The LIBOR-based interest rate for a term loan is 4.00% per annum plus the greater of an adjusted LIBOR and 1.00%. The reference rate for a term loan is 3.00% per annum plus the greatest of the prime rate, the federal funds effective rate plus 0.50%, an adjusted LIBOR for a one-month interest period plus 1.00%, and 2.00%.

The 2017 Term Loan requires quarterly mandatory repayments of principal. During the three months ended March 31, 2018, the Company made one mandatory repayment of $8.5 million and one voluntary repayment of $17.0 million.

Interest is payable on maturity of the elected interest period for a term loan with a LIBOR-based interest rate, which interest period can be one, two, three or six months. Interest is payable at the end of each fiscal quarter for a term loan with a reference rate.
Revolving Credit Facility
In connection with the Company's February 9, 2016 acquisition of Constant Contact and the related financing of that transaction (the "Constant Contact Financing"), the Company entered into a revolving credit facility (the “2016 Revolver”) that replaced the Company's prior revolving credit facility that had been originated in November 2013. The 2016 Revolver has an aggregate available amount of $165.0 million and a maturity date of February 9, 2021. The 2016 Revolver had a "springing" maturity date of August 10, 2019, which is no longer applicable as a result of the 2017 Refinancing. As of December 31, 2017 and March 31, 2018, the Company did not have any balances outstanding under the 2016 Revolver, and the full amount of the facility, or $165.0 million, was unused and available.
The Company has the ability to draw down against the 2016 Revolver using a LIBOR-based interest rate or an alternate base rate. The LIBOR-based interest rate for a revolver loan is 4.0% per annum (subject to a leverage-based step-down) plus an adjusted LIBOR for a selected interest period. The alternate base rate for a revolver loan is 3.0% (subject to a leverage-based step down) plus the greatest of the prime rate, the federal funds rate plus 0.50% and an adjusted LIBOR or a one-month interest period plus 1.00%. There is also a non-refundable commitment fee, equal to 0.50% of the daily unused principal amount of the 2016 Revolver (subject to a leverage-based step down), which is payable in arrears on the last day of each fiscal quarter. Interest is payable on maturity of the elected interest period for a revolver loan with a LIBOR-based interest rate, which interest period can be one, two, three or six months. Interest is payable at the end of each fiscal quarter for a revolver loan with an alternate base rate.
Senior Notes
In connection with the Constant Contact Financing, EIG Investors issued $350.0 million aggregate principal amount of senior notes (the "Senior Notes") with a maturity date of February 1, 2024. The Senior Notes were issued at a price of 98.065% of par and bear interest at the rate of 10.875% per annum. The Senior Notes have been fully and unconditionally guaranteed, on a senior unsecured basis, by the Company and its subsidiaries that guarantee the 2017 Term Loan and the 2016 Revolver (including Constant Contact and certain of its subsidiaries). As of December 31, 2017 and March 31, 2018, the Senior Notes had an outstanding balance of:

	At December 31, 2017	At March 31, 2018
	(in thousands)
Senior Notes	$350,000	$350,000
Unamortized deferred financing costs	(15,280)	(14,845)
Unamortized original issuance discount	(5,672)	(5,510)
Net Senior Notes	329,048	329,645
Current portion of Senior Notes	—	—
Senior Notes - long term	$329,048	$329,645
Interest on the Senior Notes is payable twice a year, on August 1 and February 1.
On January 30, 2017, the Company completed a registered exchange offer for the Senior Notes, as required under the registration rights agreement it entered into with the initial purchasers of the Senior Notes. All of the $350.0 million aggregate principal amount of the Senior Notes was validly tendered for exchange as part of this exchange offer.
Maturity of Notes Payable
The maturity of the notes payable at March 31, 2018 is as follows:

Amounts maturing in:	(in thousands)
(Remainder of) 2018	$25,459
2019	33,945
2020	33,945
2021	33,945
2022	33,945
Thereafter	1,769,066
Total	$1,930,305
Interest
The Company recorded $39.5 million and $36.1 million in interest expense for the three months ended March 31, 2017 and 2018, respectively.
The following table provides a summary of interest rates and interest expense for the three months ended March 31, 2017 and 2018:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2018
	(percentage per annum)
Interest rate—LIBOR	6.00%-6.53%	5.46%-5.96%
Interest rate—reference	*	*
Interest rate—Senior Notes	10.875%	10.875%
Non-refundable fee—unused facility	0.50%	0.50%
	(dollars in thousands)
Interest expense and service fees	$36,655	$32,757
Amortization of deferred financing fees	1,744	1,894
Amortization of original issue discounts	846	1,058
Amortization of net present value of deferred consideration	190	128
Other interest expense	81	213
Total interest expense	$39,516	$36,050
* The Company did not have debt bearing interest based on the reference rate for the three months ended March 31, 2017 and 2018.
The Company concluded that the 2017 Refinancing was primarily a debt modification of the existing term loans in accordance with ASC 470-50, Debt: Modifications and Extinguishments, with extinguishment relating only to a few existing lenders that did not participate in the 2017 Refinancing. As a result, during the second quarter of 2017, the Company capitalized $4.2 million of additional OID and $0.9 million of deferred financing costs related to new lenders participating in the 2017 Term Loan. These capitalized costs will be amortized over the remaining life of the loan using the effective interest method. Additionally in the second quarter of 2017, the Company recorded a charge of $1.0 million, included in interest expense, to write off OID and deferred financing costs related to the refinanced debt for lenders not participating in the 2017 Term Loan. Lastly, the Company recorded a charge of $5.5 million during the second quarter of 2017, included in interest expense, for deferred financing costs incurred for the 2017 Term Loan that related to existing lenders that carried over from the refinanced debt.
Debt Covenants
The 2017 Term Loan and 2016 Revolver (together, the "Senior Credit Facilities") require that the Company complies with a financial covenant to maintain a maximum ratio of consolidated senior secured net indebtedness to an adjusted consolidated EBITDA measure.
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
With the exception of certain equity interests and other excluded assets under the terms of the Senior Credit Facilities, substantially all of the Company's assets are pledged as collateral for the obligations under the Senior Credit Facilities. The indenture with respect to the Senior Notes contains covenants that limit the Company's ability to, among other things, incur additional debt or issue certain preferred shares; pay dividends on or make other distributions in respect of capital stock; make other restricted payments; make certain investments; sell or transfer certain assets; create liens on certain assets to secure debt; consolidate, merge sell or otherwise dispose of all or substantially all of its assets; and enter into certain transactions with affiliates. Upon a change of control as defined in the indenture, the Company must offer to repurchase the Senior Notes at 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, up to, but not including, the repurchase date. These covenants are subject to a number of important limitations and exceptions.
The indenture also provides for events of default, which, if any of them occurs, may permit or, in certain circumstances, require the principal, premium, if any, interest and any other monetary obligations on all the then outstanding Senior Notes to be due and payable immediately.
The Company was in compliance with all covenants at March 31, 2018.

10. Stockholders’ Equity
Voting Rights
All holders of common stock are entitled to one vote per share.
Changes in Total Stockholders' Equity
The following table presents the changes in total stockholders’ equity during the three months ended March 31, 2018:

Total Stockholders’ Equity
(in thousands)
Balance at December 31, 2017	$83,005
Stock-based compensation	6,992
Reclassification of stock-compensation liability award	250
Stock option exercises	25
Foreign currency translation adjustment	580
Unrealized loss on derivative	1,041
Adjustment to beginning retained earnings resulting from adoption of ASC 606, net of tax impact of $7.0 million	59,384
Net loss attributable to Endurance International Group Holdings, Inc.	(7,088)
Balance at March 31, 2018	$144,189
11. Stock-Based Compensation
2013 Stock Incentive Plan
The Amended and Restated 2013 Stock Incentive Plan (the “2013 Plan”) of the Company became effective upon the closing of its initial public offering ("IPO"). The 2013 Plan provides for the grant of options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to employees, officers, directors, consultants and advisers of the Company. Under the 2013 Plan, the Company may issue up to 38,000,000 shares of the Company’s common stock. At March 31, 2018, there were 19,642,334 shares available for grant under the 2013 Plan.
2011 Stock Incentive Plan
As of February 9, 2016, the effective date of the acquisition of Constant Contact, the Company assumed and converted certain outstanding equity awards granted by Constant Contact under the Constant Contact 2011 Stock Incentive Plan (the “2011 Plan”) prior to the effective date of the acquisition (the “Assumed Awards”) into corresponding equity awards with respect to shares of the Company’s common stock. In addition, the Company assumed certain shares of Constant Contact common stock, par value $0.01 per share, available for issuance under the 2011 Plan (the “Available Shares”), which will be available for future issuance under the 2011 Plan in satisfaction of the vesting, exercise or other settlement of options and other equity awards that may be granted by the Company following the effective date of the acquisition of Constant Contact in reliance on the prior approval of the 2011 Plan by the stockholders of Constant Contact. The Assumed Awards were converted into 2,143,987 stock options and 2,202,846 restricted stock units with respect to the Company’s common stock and the Available Shares were converted into 10,000,000 shares of the Company’s common stock reserved for future awards under the 2011 Plan. At March 31, 2018, there were 8,267,208 shares available for grant under the 2011 Plan.
The Company calculated the fair value of the exchanged awards in accordance with the provisions of ASC 718 as of the acquisition date. The Company allocated the fair value of these awards between the pre-acquisition and post-acquisition stock-based compensation expense. The Company determined that the value of the awards under this plan was $22.3 million, of which $5.4 million was attributed to the pre-acquisition period and recognized as part of the purchase consideration for Constant Contact. The balance of $16.9 million has been attributed to the post-acquisition period, and will be recognized in the
Company’s consolidated statements of operations and comprehensive income (loss) over the vesting period of the awards.
All Plans
The following table presents total stock-based compensation expense recorded in the consolidated statement of operations and comprehensive income (loss) for all awards granted under the Company’s 2013 Plan and 2011 Plan:

	Three Months Ended March 31,
	2017	2018
	(in thousands)
Cost of revenue	$1,506	$1,543
Sales and marketing	1,854	1,097
Engineering and development	1,170	1,145
General and administrative	8,394	3,207
Total stock-based compensation expense	$12,924	$6,992
2013 Stock Incentive Plan
The following table provides a summary of the Company’s stock options as of March 31, 2018 and the stock option activity for all stock options granted under the 2013 Plan during the three months ended March 31, 2018:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(3) (in thousands)
Outstanding at December 31, 2017	8,575,150	$12.30
Granted	10,344	$7.25
Exercised	—	$—
Forfeited	(157,780)	$13.18
Expired	(803,774)	$13.00
Outstanding at March 31, 2018	7,623,940	$12.20	6.7	$—
Exercisable at March 31, 2018	5,656,129	$12.76	6.1	$—
Expected to vest after March 31, 2018 (1)	1,967,811	$10.59	8.3	$—
Exercisable as of March 31, 2018 and expected to vest (2)	7,623,940	$12.20	6.5	$—

(1)	This represents the number of unvested options outstanding as of March 31, 2018 that are expected to vest in the future.

(2)	This represents the number of vested options as of March 31, 2018 plus the number of unvested options outstanding as of March 31, 2018 that are expected to vest in the future.

(3)
The aggregate intrinsic value was calculated based on the positive difference, if any, between the estimated fair value of the Company’s common stock on March 31, 2018 of $7.40 per share, or the date of exercise, as appropriate, and the exercise price of the underlying options.

Restricted stock units granted under the 2013 Plan generally vest annually over a three-year period, unless otherwise determined by the Company’s board of directors. The following table provides a summary of the Company’s restricted stock unit activity for the 2013 Plan during the three months ended March 31, 2018:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2017	3,004,137	$7.93
Granted	296,535	$7.25
Vested	(64,145)	$7.47
Canceled	(84,566)	$7.83
Non-vested at March 31, 2018	3,151,961	$7.88
Restricted stock awards granted under the 2013 Plan generally vest annually over a four-year period, unless otherwise determined by the Company’s board of directors. Performance-based restricted stock awards are earned based on the achievement of performance criteria established by the Company’s compensation committee and board of directors. The following table provides a summary of the Company’s restricted stock award activity for the 2013 Plan during the three months ended March 31, 2018:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2017	3,432,946	$13.79
Granted	—	$—
Vested	(191,173)	$13.65
Canceled	(2,070,373)	$14.92
Non-vested at March 31, 2018	1,171,400	$11.81
2015 Performance Based Award
The performance-based restricted stock award granted to the Company’s former chief executive officer ("CEO") Hari Ravichandran during 2015 provided an opportunity for Mr. Ravichandran to earn a fully vested right to up to 3,693,754 shares of the Company’s common stock (the “Award Shares”) over a three-year period beginning July 1, 2015 and ending on June 30, 2018 (the “Performance Period”). Award Shares could be earned based on the Company achieving pre-established, threshold, target and maximum performance metrics.
Award Shares could be earned during each calendar quarter during the Performance Period (each, a “Performance Quarter”) if the Company achieved a threshold, target or maximum level of the performance metric for the Performance Quarter. If the performance metric was less than the threshold level for a Performance Quarter, no Award Shares would be earned during the Performance Quarter. Award Shares that were not earned during a Performance Quarter could be earned later during the then current twelve-month period from July 1st to June 30th during the Performance Period (each, a “Performance Year”), at a threshold, target or maximum level of the performance metric for the Performance Year.
Any Award Shares that were earned during the Performance Period would have vested on June 30, 2018, provided that Mr. Ravichandran was employed by the Company on such date. The requirement that he be employed by the Company on June 30, 2018 would be waived in the event his employment was terminated due to death, disability or by the Company without cause, if he terminated employment with the Company for good reason, or if he was employed by the Company on the date of a change in control (as such terms were defined in Mr. Ravichandran's employment agreement). Upon the occurrence of any of the foregoing events, additional Award Shares could be earned, as provided for in the performance-based restricted stock agreement.
This performance-based award was evaluated quarterly to determine the probability of its vesting and determine the amount of stock-based compensation to be recognized.
In April 2017, the Company announced that its board of directors and Mr. Ravichandran adopted a CEO transition plan whereby Mr. Ravichandran would remain as CEO and serve as a board member while the Company conducted a search to identify his successor. The Company's new President and CEO began employment with the Company on August 22, 2017. Mr. Ravichandran ended his employment with the Company during the fourth quarter of 2017. In accordance with the terms of the 2015 performance based award, upon separation of employment, Mr. Ravichandran received the Award Shares earned with respect to Performance Quarters completed prior to the separation, plus the greater of (a) the target number of Award Shares eligible to be earned in the Performance Quarter in which the separation occurred and (b) the number of Award Shares that would have been earned in the Performance Quarter in which the separation occurred as if Mr. Ravichandran had remained employed through the end of the Performance Quarter. Based on the actual end date of Mr. Ravichandran's employment, the Company used an attribution period of 2.39 years. An aggregate 1,661,439 earned Award Shares vested under this performance based award and the remaining 2,032,315 unearned Award Shares were forfeited. All charges relating to this award were recognized prior to December 31, 2017. During the three months ended March 31, 2018, no charge was recognized with respect to this award.
2016 Performance Based Awards
On February 16, 2016, the compensation committee of the board of directors of the Company approved the grant of performance-based restricted stock awards to the Company’s chief financial officer (“CFO”), chief operating officer (“COO”) and chief administrative officer (“CAO”). Based on the Company's achievement of Constant Contact revenue, adjusted EBITDA and cash flow metrics, these shares vested on March 31, 2017 and each executive earned the maximum number of shares subject to his or her award. The CFO earned 223,214 shares of the Company’s stock, the COO earned 260,416 shares of the Company’s stock, and the CAO earned 148,810 shares of the Company’s stock. These earned shares vested on March 31, 2017. During the three months ended March 31, 2017, the Company recognized $1.2 million of stock-based compensation expense related to these performance-based awards, which was the last quarter stock-based compensation was recorded relating to these awards.
New CEO Award
On August 11, 2017, the Company and Jeffrey H. Fox entered into an employment agreement (the “Employment Agreement”) appointing Mr. Fox as the Company’s president and chief executive officer effective upon his employment start date (the “Effective Date”) of August 22, 2017. The Employment Agreement provides for Mr. Fox to receive, on the Effective Date, an equity award under the 2013 Plan with a total value of $10,375,000 as of August 11, 2017, split between an award of 1,032,500 restricted stock units (the “RSU Award”) and an option to purchase 612,419 shares of the Company’s common stock (the “Stock Option Grant”).
Two Hundred Eighty-Two Thousand Five Hundred (282,500) of the restricted stock units subject to the RSU Award vested immediately on the Effective Date, but are subject to a requirement that Mr. Fox hold the shares underlying such restricted stock units until the earlier of the third anniversary of the Effective Date, his death or disability (as defined in the Employment Agreement) or a change in control of the Company (as defined in the Employment Agreement). The Company recorded a charge of $2.2 million for these immediately vested shares during the three months ended September 30, 2017. The remaining 750,000 restricted stock units subject to the RSU Award will vest over a three-year period, with 250,000 of such restricted stock units vesting annually on the anniversary of the Effective Date. The Stock Option Grant will vest over a three-year period, with one-third of the total number of shares subject to the Stock Option Grant vesting on the first anniversary of the Effective Date and the remainder vesting in equal monthly installments thereafter.
2011 Stock Incentive Plan
The following table provides a summary of the Company’s stock options as of March 31, 2018 and the stock option activity for all stock options granted under the 2011 Plan during the three months ended March 31, 2018:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value(3) (in thousands)
Outstanding at December 31, 2017	888,260	$8.75
Granted	—	$—
Exercised	(4,338)	$5.87
Forfeited	(3,666)	$9.96
Expired	(25,691)	$9.00
Outstanding at March 31, 2018	854,565	$8.75	4.1	$314
Exercisable at March 31, 2018	569,682	$8.41	3.8	$291
Expected to vest after March 31, 2018 (1)	284,883	$9.44	4.8	$11
Exercisable as of March 31, 2018 and expected to vest (2)	854,565	$8.75	4.1	$314

(1)	This represents the number of unvested options outstanding as of March 31, 2018 that are expected to vest in the future.

(2)	This represents the number of vested options as of March 31, 2018 plus the number of unvested options outstanding as of March 31, 2018 that are expected to vest in the future.

(3)
The aggregate intrinsic value was calculated based on the positive difference, if any, between the estimated fair value of the Company’s common stock on March 31, 2018 of $7.15 per share, or the date of exercise, as appropriate, and the exercise price of the underlying options.

Unless otherwise determined by the Company’s board of directors, restricted stock units granted under the 2011 Plan generally vest annually over a three- or a four-year period. The following table provides a summary of the Company’s restricted stock unit activity for the 2011 Plan during the three months ended March 31, 2018:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2017	1,541,141	$8.30
Granted	41,379	$7.25
Vested	(8,818)	$7.30
Canceled	(34,577)	$8.58
Non-vested at March 31, 2018	1,539,125	$8.27
Under both the 2011 and 2013 Plans combined, as of March 31, 2018 the Company has approximately $11.0 million of unrecognized stock-based compensation expense related to option awards that will be recognized over 1.9 years and approximately $32.1 million of unrecognized stock-based compensation expense related to restricted stock awards and restricted stock units that will be recognized over 2.1 years.
12. Accumulated Other Comprehensive Income
The following table presents the components of accumulated other comprehensive income (loss):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total
	(in thousands)
Balance at December 31, 2017	$696	$(1,237)	$(541)
Other comprehensive income (loss)	580	1,041	1,621
Balance at March 31, 2018	$1,276	$(196)	$1,080
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
As of and for the period ended March 31, 2018, the financial position and results of operations of Shanghai Xiao are consolidated within, but are not material to, the Company’s consolidated financial position or results of operations.

14. Revenue
Adoption of ASC Topic 606, “Revenue from Contracts with Customers”
The Company recorded a net increase to opening retained earnings of $59.4 million as of January 1, 2018 due to the cumulative impact of adopting Topic 606, with the impact primarily related to customer acquisition costs. The impact to revenue and customer acquisition costs during the three months ended March 31, 2018 as a result of applying Topic 606 was a decrease of $0.8 million and an increase of $0.5 million, respectively.
During the three months ended March 31, 2018, the Company recognized $291.4 million of revenue, the majority of which was derived from contracts with customers.
During the three months ended March 31, 2018, the Company did not incur any impairment losses on any receivables or contract assets arising from the Company’s contracts with customers.
During the three months ended March 31, 2018, the Company did not incur any credit losses on any receivables or contract assets, arising from the Company’s contracts with customers.
In accordance with ASC 606, the Company disaggregates revenue from contracts with customers based on the timing of revenue recognition. The Company determined that disaggregating revenue into these categories depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. As discussed in Note 20. Segment Information, the Company business consists of the web presence, domain and email marketing segments:

	Three Months Ended March 31, 2018
	Web presence	Email marketing	Domain	Total
	(in thousands)
Subscriber revenue:
Direct revenue from subscribers	$143,813	$101,034	$13,636	$258,483
Professional services	3,383	390	99	3,872
Reseller revenue	5,754	859	13,381	19,994
Total subscriber revenue	$152,950	$102,283	$27,116	$282,349

Non-subscriber revenue:
MDF	$1,838	$164	$29	$2,031
Premium domains	31	—	5,189	5,220
Domain parking	198	—	1,558	1,756
Total non-subscriber revenue:	$2,067	$164	$6,776	$9,007
Subscriber revenue is primarily recognized over time, when the services are performed, except for third party products for which the Company acts as an agent. Revenue from third party products for which the Company acts as an agent is recognized at a point in time, when the revenue is earned.
Revenue, classified by the major geographic areas in which the Company’s customers are located, was as follows:

	Three Months Ended March 31, 2018
	Web presence	Email marketing	Domain	Total
	(in thousands)
Domestic	$104,016	$93,980	$12,934	$210,930
International	51,001	8,467	20,958	80,426
Total	$155,017	$102,447	$33,892	$291,356

15. Redeemable Non-controlling Interest
On January 6, 2016, the Company increased it stake from 49.0% to a 57.5% controlling interest in WZ UK, an entity specialized in marketing certain of the Company's products. The minority investors could put their non-controlling interest, or NCI, to the Company within pre-specified put periods. As the NCI was subject to a put option that was outside the control of the Company, it was deemed a redeemable non-controlling interest and was not recorded in permanent equity, and was presented in mezzanine redeemable non-controlling interest on the consolidated balance sheet. The Company increased its ownership to 77.5% in May of 2016.
On July 13, 2016, the Company entered into a restructuring of the arrangements with the minority shareholders that resulted in the merger of two entities, Resume Labs Limited and Pseudio Limited, into WZ UK, and acquired an increased ownership of the consolidated entity which brought the Company's ownership of WZ UK to 86.4%. The restructuring significantly reduced the amount of the potential redemption amount payable to the minority shareholders, and gave the Company the flexibility to reduce investments in this business. Based on these reduced investments, the estimated value of the non-controlling interest was below the expected redemption amount of $25.0 million, which resulted in $14.2 million of excess accretion that reduced income available to common shareholders for the period starting on the date of the restructuring through the redemption date of July 1, 2017. The Company recognized excess accretion of $3.6 million for the three months ended March 31, 2017, respectively, which is reflected in net loss attributable to accretion of non-controlling interest in the Company’s consolidated statements of operations and comprehensive loss. Prior to the third quarter of 2016, the Company did not have any accretion amounts in excess of fair value. On July 7, 2017, the Company redeemed the remaining redeemable non-controlling interest for $25.0 million.
16. Income Taxes
The Company files income tax returns in the United States for federal income taxes and in various state jurisdictions. The Company also files in several foreign jurisdictions. In the normal course of business, the Company is subject to examination by tax authorities throughout the world. Since the Company is in a loss carry-forward position, it is generally subject to U.S. federal and state income tax examinations by tax authorities for all years for which a loss carry-forward is utilized. One of the Company’s subsidiaries, Constant Contact, Inc., is under audit by the U.S. Internal Revenue Service and the New York City Department of Finance for periods December 31, 2015 and February 9, 2016. The Company is also currently under audit in India for fiscal years ended March 31, 2014, 2015 and 2016 and Israel for the fiscal years ended December 31, 2012, 2013, 2014 and 2015.
The Company recognizes, in its consolidated financial statements, the effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. During the quarter ended September 31, 2017, management has concluded that the Company’s material tax positions require the recording of an ASC 740-10 reserve, with interest and penalties, for uncertain income tax positions as of September 30, 2017. The Company has unrecognized tax positions at December 31, 2017 and March 31, 2018 of $1.1 million and $1.6 million, respectively, that would affect its effective tax rate. The Company does not expect a significant change in the liability for unrecognized tax benefits in the next 12 months.
The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realization of deferred tax assets requires significant management judgment. In determining whether its deferred tax assets are more likely than not realizable, the Company evaluated all available positive and negative evidence, and weighted the evidence based on its objectivity. Evidence the Company considered included:

•	Net Operating Losses (“NOL”) incurred from the Company’s inception to March 31, 2018;

•	Expiration of various federal, state and foreign tax attributes;

•	Reversals of existing temporary differences;

•	Composition and cumulative amounts of existing temporary differences; and

•	Forecasted profit before tax.
The Company updates the scheduling of the reversal of the consolidated U.S. deferred tax assets and liabilities each quarter, as the deferred tax liabilities have continued to decrease and the Company generated pre-tax losses. Based on the analysis of the above evidence, the Company increased its valuation allowance by $0.7 million at March 31, 2018.
For the three months ended March 31, 2017 and 2018, the Company recognized a tax expense of $5.8 million and $2.6 million, respectively, in the consolidated statements of operations and comprehensive loss. The income tax expense for the three months ended March 31, 2018 was primarily attributable to a federal and state deferred tax expense of $0.7 million due primarily to the different book and tax treatment of goodwill, a federal and state current income tax expense of $0.7 million and a foreign current tax expense of $1.2 million.
As of December 31, 2017, the Company had NOL carry-forwards available to offset future U.S. federal taxable income of approximately $157.6 million and future state taxable income of approximately $128.6 million. These NOL carry-forwards expire on various dates through 2037.
As of December 31, 2017, the Company had NOL carry-forwards in foreign jurisdictions available to offset future foreign taxable income by approximately $26.7 million. The Company has loss carry-forwards that begin to expire in 2021 in in China totaling $0.7 million. The Company has loss carry-forwards that begin to expire in 2020 in the Netherlands totaling $12.6 million. The Company also has loss carry-forwards in the United Kingdom and Singapore of $13.2 million and $0.2 million, respectively, which have an indefinite carry-forward period. A recent U.K. tax law change provides that U.K. losses can only offset 50% of trading profits incurred after April 1, 2017.
In addition, the Company has $3.4 million of U.S. federal capital loss carry-forwards and $1.4 million in state capital loss carry-forwards, generally expiring through 2021. As of December 31, 2017, the Company had U.S. tax credit carryforwards available to offset future U.S. federal and state taxes of approximately $17.6 million and $12.3 million, respectively. These credit carryforwards expire on various dates through 2037.
Utilization of the NOL carry-forwards may be subject to an annual limitation due to the ownership change rules under Section 382 of the Internal Revenue Code (“Section 382 limitation”). Ownership changes can limit the amount of net operating loss and other tax attributes that a company can use each year to offset future taxable income and taxes payable.
Tax Cuts and Jobs Act
On December 22, 2017, the United States enacted tax reform legislation by passage of the commonly named Tax Cuts and Jobs Act which significantly changes the existing U.S. tax laws, including a reduction in the corporate tax rate from 35% to 21%, a move from a worldwide tax system to a territorial system, as well as other changes. As a result of enactment of the legislation, the Company incurred an additional one-time income tax benefit on the re-measurement of certain deferred tax assets and liabilities in the amount of $16.9 million for the year ended December 31, 2017. The legislation also introduced substantial international tax reform that moves the U.S. toward a territorial system, in which income earned in other countries will generally not be subject to U.S. taxation. The accumulated foreign earnings of U.S. shareholders of certain foreign corporations will be subject to a one-time transition tax. Amounts held in cash or cash equivalents will be subject to a 15.5% tax, while amounts held in illiquid assets will be subject to an eight percent tax. Due to an accumulated deficit in the undistributed earnings of our foreign subsidiaries, the one-time transition tax will not apply to the us. Additionally, the legislation also contains provisions which would generally limit our deduction for interest expense to 30% of adjusted taxable earnings before interest, taxes, depreciation and amortization ("Tax EBITDA"). The legislation includes provisions which provide a deduction related to intangible income that is owned in the U.S., an additional tax charge related to income from intangibles owned outside the U.S., and a new base-erosion and anti-abuse tax. Although the Company has substantially completed its work on the effects of the Tax Cuts and Jobs Act, it continues to evaluate certain sections of the new law that may be pertinent to the Company's tax situation.

17. Severance and Other Exit Costs
The Company continues to evaluate its data center, sales and marketing, support and engineering operations and the general and administrative function in an effort to optimize its cost structure. As a result, the Company may incur charges for employee severance, exiting facilities and restructuring data center commitments and other related costs.
2018 Restructuring Plan
In January 2018, the Company announced plans to eliminate approximately 71 positions, primarily in the Asia Pacific region and to a lesser extent in the U.S., in order to streamline operations and create operational efficiencies (the "2018 Restructuring Plan"). During the three months ended March 31, 2018, the Company incurred severance costs of $1.7 million and paid $0.8 million and had a remaining accrued severance liability of $0.9 million as of March 31, 2018 in connection with the 2018 Restructuring Plan.
The Company expects to complete severance charges related to the 2018 Restructuring Plan during the year ending December 31, 2018.
2017 Restructuring Plan
In January 2017, the Company announced plans to close certain offices as part of a plan to consolidate certain web presence customer support operations, resulting in severance costs. These severance charges were associated with the elimination of approximately 660 positions, primarily in customer support. Additionally, the Company implemented additional restructuring plans to create operational efficiencies and synergies related to the Constant Contact acquisition, which resulted in additional severance charges for the elimination of approximately 50 positions. During the three months ended March 31, 2018, in connection with these plans (together, the “2017 Restructuring Plan”), the Company incurred severance costs of $0.1 million and paid $1.9 million. The Company had a remaining accrued severance liability of $1.9 million as of March 31, 2018.
In connection with the 2017 Restructuring Plan, the Company closed offices in Orem, Utah and relocated certain employees to our Tempe, Arizona office. During the three months ended March 31, 2018, the Company recorded a reduction to facility charges of $0.2 million due to adjustments and paid $0.1 million. The Company had a remaining accrued facility liability of $0.0 million as of March 31, 2018.

The Company expects to complete severance charges related to the 2017 Restructuring Plan during the year ending December 31, 2018.
2016 Restructuring Plan
In connection with the Company’s acquisition of Constant Contact on February 9, 2016, the Company implemented a plan to create operational efficiencies and synergies resulting in severance costs and facility exit costs (the “2016 Restructuring Plan”).
The severance charges were associated with the elimination of approximately 265 positions across the business. The Company incurred all employee-related charges associated with the 2016 Restructuring Plan during the year ended December 31, 2016 and all severance payments were complete at December 31, 2017. There is no severance accrual remaining as of March 31, 2018.
The 2016 Restructuring Plan included the closure of offices in San Francisco, California, Delray Beach, Florida, New York, New York, Miami, Florida, the United Kingdom and Brazil, and the relocation of certain employees to our Austin, Texas office. The Company also closed a portion of the Constant Contact offices in Waltham, Massachusetts. During the three months ended March 31, 2018, the Company recorded an adjustment to the Waltham facilities charge for future lease payments of $0.1 million due to a change in estimated sublease income. The Company paid $0.5 million of facility costs related to the 2016 Restructuring Plan during the three months ended March 31, 2018 and had a remaining accrued facility liability of $4.9 million as of March 31, 2018.
Other than the adjustment mentioned above, the Company completed facility-related charges associated with the 2016 Restructuring Plan during the year ended December 31, 2016, and expects to complete facility exit cost payments related to this plan during the year ending December 31, 2022.
Activity of Combined Restructuring Plans
The following table provides a summary of the aggregate activity for the three months ended March 31, 2018 related to the Company’s combined restructuring plans' severance accrual:

Employee Severance
(in thousands)
Total
Balance at December 31, 2017	$3,668
Severance charges	1,760
Cash paid	(2,631)
Balance at March 31, 2018	$2,797
The following table provides a summary of the aggregate activity for the three months ended March 31, 2018 related to the Company’s combined restructuring plans' facilities exit accrual:

Facilities
(in thousands)
Total
Balance at December 31, 2017	$6,005
Facility adjustments	(231)
Sublease income received	164
Cash paid	(858)
Balance at March 31, 2018	$5,080
The following table presents restructuring charges recorded in the consolidated statements of operations and comprehensive income (loss) for the periods presented:

	For the Three Months Ended March 31,
	2017	2018
	(in thousands)
Cost of revenue	$2,743	$547
Sales and marketing	1,374	12
Engineering and development	652	308
General and administrative	858	662
Total restructuring charges	$5,627	$1,529
18. Commitments and Contingencies
From time to time, the Company is involved in legal proceedings or subject to claims arising in the ordinary course of its business. The Company is not presently involved in any such legal proceeding or subject to any such claim that, in the opinion of its management, would have a material adverse effect on its business, operating results or financial condition. However, the results of such legal proceedings or claims cannot be predicted with certainty, and regardless of the outcome, can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors. Neither the ultimate outcome of the matters listed below nor an estimate of any probable losses or any reasonably possible losses (other than the reserves specifically discussed below) can be assessed at this time.
The Company received a subpoena dated December 10, 2015 from the Boston Regional Office of the SEC, requiring the production of certain documents, including, among other things, documents related to its financial reporting, including operating and non-GAAP metrics, refund, sales and marketing practices and transactions with related parties. The Company is fully cooperating with the SEC’s investigation. The Company is also in discussions with the Boston Regional Office regarding a potential resolution of its investigation, and reserved $8.0 million during the three months ended September 30, 2017, in connection with a potential resolution of both this investigation and the Constant Contact investigation discussed below. The Company can make no assurances as to whether the investigation will be resolved by agreement and/or the time or resources that will need to be devoted to this investigation or its final outcome, or the impact, if any, of this investigation or any related legal or regulatory proceedings on the Company’s business, financial condition, results of operations and cash flows.
On May 4, 2015, Christopher Machado, a purported holder of the Company’s common stock, filed a civil action in the United States District Court for the District of Massachusetts against the Company and its former chief executive officer and former chief financial officer, captioned Machado v. Endurance International Group Holdings, Inc., et al., Civil Action No. 1:15-cv-11775-GAO. The plaintiff filed an amended complaint on December 8, 2015, and a second amended complaint on March 18, 2016. The Company moved to dismiss the second amended complaint, but before the court ruled on the Company's motion, with the Company's assent, the plaintiff filed a third amended complaint on June 30, 2017. In the third amended complaint, plaintiffs Christopher Machado and Michael Rubin allege claims for violations of Section 10(b) and 20(a) of the Exchange Act, and Sections 11, 12(a)(2), and 15 of the Securities Act, on behalf of a purported class of purchasers of the Company’s securities between October 25, 2013 and December 16, 2015, including persons or entities who purchased or acquired the Company's shares pursuant or traceable to the registration statement and prospectus issued in connection with the Company's October 25, 2013 initial public offering. The plaintiffs challenge as false or misleading certain of the Company’s disclosures about the total number of subscribers, average revenue per subscriber, the number of customers paying over $500 per year for the Company’s products and services, and the average number of products sold per subscriber. The plaintiffs seek, on behalf of themselves and the purported class, compensatory damages, rescissory damages as to class members who purchased shares pursuant to the offering and the plaintiffs' costs and expenses of litigation. The Company moved to dismiss the third amended complaint on August 29, 2017. The plaintiffs' memorandum in opposition to the Company's motion to dismiss was filed on October 30, 2017 and the Company's reply memorandum was filed on December 14, 2017. On January 12, 2018, the parties filed a joint motion to stay all proceedings pending the outcome of a mediation between the parties scheduled for February 23, 2018. The court granted the stay on February 21, 2018. The parties did not resolve the matter at the mediation on February 23, 2018, but have continued to productively discuss a potential resolution of this matter. On March 20, 2018, the court granted the parties' joint motion to continue the stay of all proceedings. The Company has recorded a reserve in connection with a possible settlement of this action, although no agreement has been reached with the plaintiffs. The aggregate amount of this reserve and the reserve for the Constant Contact McGee litigation discussed below is $8.5 million, which was recorded during the three months ended March 31, 2018. If the parties agree on a settlement, it will be subject to court approval.  The Company can make no assurance that the parties will agree on a settlement, or that the court will approve any such settlement.
Constant Contact
On February 9, 2016, the Company acquired all of the outstanding shares of common stock of Constant Contact.

On December 10, 2015, Constant Contact received a subpoena from the Boston Regional Office of the SEC, requiring the production of documents pertaining to Constant Contact’s sales, marketing, and customer retention practices, as well as periodic public disclosure of financial and operating metrics. The Company is fully cooperating with the SEC’s investigation. As discussed above, the Company is in discussions with the Boston Regional Office regarding a potential resolution of its investigation, and reserved $8.0 million during the three months ended September 30, 2017, in connection with a potential resolution of both this investigation and the Endurance investigation discussed above. The Company currently expects that any settlement arising from the SEC investigation of Constant Contact will involve asserted scienter-based claims. The Company can make no assurances as to whether the investigation will be resolved by agreement and/or the time or resources that will need to be devoted to this investigation or its final outcome, or the impact, if any, of this investigation or any related legal or regulatory proceedings on the Company’s business, financial condition, results of operations and cash flows.
On August 7, 2015, a purported class action lawsuit, William McGee v. Constant Contact, Inc., et al, was filed in the United States District Court for the District of Massachusetts against Constant Contact and two of its former officers. An amended complaint, which named an additional former officer as a defendant, was filed December 19, 2016. The lawsuit asserts claims under Sections 10(b) and 20(a) of the Exchange Act, and is premised on allegedly false and/or misleading statements, and non-disclosure of material facts, regarding Constant Contact’s business, operations, prospects and performance during the proposed class period of October 23, 2014 to July 23, 2015. The parties mediated the claims on March 27, 2018, and as a result of that mediation reached an agreement in principle with the lead plaintiff, which is subject to approval by the court. In connection with that agreement, the Company has recorded a reserve. The aggregate amount of this reserve and the reserve for the Endurance Machado litigation discussed above is $8.5 million, which was recorded during the three months ended March 31, 2018. The Company cannot make any assurances as to whether the settlement will be approved by the court.
In August 2012, RPost Holdings, Inc., RPost Communications Limited and RMail Limited, or collectively, RPost, filed a complaint in the United States District Court for the Eastern District of Texas that named Constant Contact as a defendant in a lawsuit. The complaint alleged that certain elements of Constant Contact’s email marketing technology infringe five patents held by RPost. RPost sought an award for damages in an unspecified amount and injunctive relief. In February 2013, RPost amended its complaint to name five of Constant Contact’s marketing partners as defendants. Under Constant Contact’s contractual agreements with these marketing partners, Constant Contact is obligated to indemnify them for claims related to patent infringement. Constant Contact filed a motion to sever and stay the claims against its partners and multiple motions to dismiss the claims against it. In January 2014, the case was stayed pending the resolution of certain state court and bankruptcy actions involving RPost, to which Constant Contact is not a party. Meanwhile, RPost asserted the same patents it asserted against Constant Contact in litigation against GoDaddy. In June 2016, GoDaddy succeeded in invalidating all of those RPost patents, with Endurance filing an amicus brief in the Federal Circuit in support of GoDaddy’s position in November 2016. RPost's efforts to appeal, including filing a writ of certiorari with the United States Supreme Court, which was denied on December 11, 2017, were unsuccessful. All claims asserted by RPost against Constant Contact in December 2012 thus remain invalid except for one claim from one patent which RPost did not assert against GoDaddy. Constant Contact has notified RPost that Constant Contact believes the remaining claim is invalid in light of the other litigation that RPost lost. On December 12, 2017, Constant Contact moved to lift the stay in the District Court in order to file a Motion for Judgment on the Pleadings invalidating all of the RPost patents-in-suit. While this motion was pending, RPost voluntarily dismissed all of its patent claims against Constant Contact and the defendant marketing partners of Constant Contact on December 29, 2017. On January 19, 2018, the district court entered an order dismissing the lawsuit.
19. Related Party Transactions
The Company has various agreements in place with related parties. Below are details of significant related party transactions that occurred during the three months ended March 31, 2017 and 2018.
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

	Three Months Ended March 31,
	2017	2018
	(in thousands)
Cost of revenue	$2,900	$3,700
Sales and marketing	100	175
Engineering and development	450	400
General and administrative	50	25
Total related party transaction expense, net	$3,500	$4,300
As of December 31, 2017, approximately $1.5 million was included in accounts payable and accrued expense relating to services provided by Tregaron. As of March 31, 2018, approximately $3.1 million was included in accounts payable and accrued expense relating to services provided by Tregaron.
Innovative Business Services, LLC:
The Company also has agreements with Innovative Business Services, LLC (“IBS”), which provides multi-layered third-party security and website performance applications that are sold by the Company. During the three months ended March 31, 2018, IBS was indirectly majority owned by a director of the Company and by the Company’s former chief executive officer, who is a holder of more than 5.0% of the Company's capital stock. During the quarter ended March 31, 2017, the Company’s principal agreement with this entity was amended to permit the Company to purchase a specific IBS website performance product at no charge, and in exchange, to increase the revenue share to IBS on certain website performance products. The Company records revenue on the sale of IBS products on a net basis, since the Company views IBS as the primary obligor to deliver these services. As a result, the revenue share paid by the Company to IBS is recorded as contra-revenue. Further, IBS pays the Company a fee on sales made by IBS directly to customers of the Company. The Company records these fees as revenue.
The following table presents the amounts of related party transactions recorded in the consolidated statements of operations and comprehensive income (loss) for the periods presented relating to services provided by IBS and its affiliates under these agreements:

	Three Months Ended March 31,
	2017	2018
	(in thousands)
Revenue	$(1,100)	$(1,200)
Revenue (contra)	2,200	2,250
Total related party transaction impact to revenue	$1,100	$1,050
Cost of revenue	200	150
Total related party transaction expense, net	$1,300	$1,200
As of December 31, 2017 and March 31, 2018, approximately $0.2 million and $0.1 million, respectively, was included in prepaid expenses and other current assets relating to the Company’s agreements with IBS.
As of December 31, 2017 and March 31, 2018, approximately $1.3 million and $1.5 million, respectively was included in accounts payable and accrued expense relating to the Company’s agreements with IBS.
As of December 31, 2017 and March 31, 2018, approximately $0.7 million and $0.8 million, respectively, was included in accounts receivable relating to the Company’s agreements with IBS.
Goldman, Sachs & Co.:
The Company entered into a three-year interest rate cap on December 9, 2015 with a subsidiary of Goldman, Sachs & Co. ("Goldman"). The Company paid $3.0 million to the Goldman subsidiary as a premium for the interest rate cap during the year ended December 31, 2016. No further premiums are payable under this interest rate cap. Goldman is a significant stockholder of the Company. Refer to Note 5: Fair Value Measurements, for further details.

Goldman Sachs Lending Partners LLC, a subsidiary of Goldman, was one of the joint bookrunners and joint lead arrangers for the 2017 Refinancing. In that capacity, Goldman Sachs Lending Partners LLC received an arrangement fee of $0.5 million, and was reimbursed for an immaterial amount of expenses.
20. Segment Information
Operating segments are defined as components of an enterprise that engage in business activities for which discrete financial information is available and regularly reviewed by the CODM.
The Company experienced significant changes in its management structure during fiscal year 2017, including a change in its chief executive officer, who is the Company's CODM. The Company's leadership structure has been revised to centralize management of certain domain leading brands in order to improve overall performance. As a result of these management changes, management has revised internal financial reporting structures, and broken the former web presence segment into two reportable segments, web presence and domains. The Company's third reportable segment, email marketing, remains unchanged.
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
The Company measures profitability of these segments based on revenue, gross profit, and adjusted EBITDA. The accounting policies of each segment are the same as those described in the summary of significant accounting policies; please refer to Note 2: Summary of Significant Accounting Policies, for further details. The following tables contain financial information for each reportable segment for the three months ended March 31, 2017 and 2018:

	Three Months Ended March 31, 2017
	Web presence	Email marketing	Domain	Total
	(in thousands)
	(as revised)
Revenue(1)	$164,009	$97,789	$33,339	$295,137
Gross profit	$77,870	$59,772	$8,746	146,388

Net (loss) income	$(19,018)	$(7,952)	$(4,608)	(31,578)
Interest expense, net(2)	16,390	22,519	489	39,398
Income tax expense (benefit)	8,493	(4,777)	2,058	5,774
Depreciation	8,419	3,873	819	13,111
Amortization of other intangible assets	14,551	18,362	1,354	34,267
Stock-based compensation	9,790	1,824	1,310	12,924
Restructuring expenses	2,128	3,292	207	5,627
Transaction expenses and charges	—	580	—	580
Adjusted EBITDA	$40,753	$37,721	$1,629	$80,103

	Three Months Ended March 31, 2018
	Web presence	Email marketing	Domain	Total
	(in thousands)
Revenue(1)	$155,017	$102,447	$33,892	$291,356
Gross profit	$74,373	$72,177	$10,900	157,450

Net (loss) income	$(17,108)	$15,129	$(5,109)	(7,088)
Interest expense, net(2)	16,986	16,409	2,451	35,846
Income tax expense (benefit)	6,321	(5,607)	1,903	2,617
Depreciation	7,977	3,146	945	12,068
Amortization of other intangible assets	12,008	13,093	634	25,735
Stock-based compensation	5,073	1,408	511	6,992
Restructuring expenses	812	162	555	1,529
(Gain) loss of unconsolidated entities	27	—	—	27
Shareholder litigation reserve	5,745	1,500	1,255	8,500
Adjusted EBITDA	$37,841	$45,240	$3,145	$86,226

Total Assets	1,648,557	903,345	106,540

(1)
Revenue excludes intercompany transactions relating to domain sales and domain services from the domain segment to the web presence segment of $3.3 million and $2.7 million for the three months ended March 31, 2017 and 2018, respectively.

(2)	Interest expense includes impact of amortization of deferred financing costs, original issuance discounts and interest income.
The Company has revised amounts reported for gross profit, net loss and adjusted EBITDA for the web presence and the domain segments in the segment disclosures, which impacted fiscal years 2016 and 2017. The amounts reported for the email marketing segment were not impacted. The revisions arose because of an error in the classification of certain domain registration expenses. Domain segment gross profit, net loss and adjusted EBITDA were overstated by $3.0 million for fiscal year 2016, and by $6.9 million for fiscal year 2017, and web presence segment gross profit, net loss and adjusted EBITDA were understated by equal amounts. Consolidated results were not impacted by this misstatement. The following table reflects the differences between the amounts as reported and the amounts as revised for gross profit, net loss and adjusted EBITDA for the web presence and domain segments for the quarter ended March 31, 2017:

	Three Months Ended March 31, 2017
	Web presence		Domain
	(in thousands)
	(as reported)	(as revised)	(as reported)	(as revised)
Gross profit	$76,746	$77,870	$9,870	$8,746
Net loss	$(21,049)	$(19,018)	$(2,577)	$(4,608)
Adjusted EBITDA	$39,629	$40,753	$2,753	$1,629
21. Subsequent Events
The Company evaluated all subsequent events occurring through May 4, 2018 to determine if any such events should be reflected in these financial statements. There were no material recognized subsequent events recorded in the March 31, 2018 financial statements.
22. Supplemental Guarantor Financial Information
In February 2016, EIG Investors Corp., a wholly-owned subsidiary of the Company (the “Issuer”), issued $350.0 million aggregate principal amount of its 10.875% Senior Notes due 2024 (refer to Note 9: Notes Payable in the consolidated financial statements), which it exchanged for new 10.875% Senior Notes due 2024 pursuant to a registration statement on Form S-4. The registered exchange offer for the Senior Notes was completed on January 30, 2017. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company, and the following wholly-owned subsidiaries: The Endurance International Group, Inc., Bluehost Inc., FastDomain Inc., Domain Name Holding Company, Inc., Endurance International Group – West, Inc., HostGator.com LLC, A Small Orange, LLC, Constant Contact, Inc., and SinglePlatform, LLC, (collectively, the “Subsidiary Guarantors”), subject to certain customary guarantor release conditions. The Company’s other domestic subsidiaries and its foreign subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) have not guaranteed the Senior Notes.
The Company sold two immaterial guarantors, CardStar, Inc. and CardStar Publishing, LLC (collectively, "CardStar"), during the quarter ended December 31, 2016. CardStar was released and discharged from the guarantee as a result of the sale and no longer guarantees the debt of the Company as of December 1, 2016. Proceeds from the sale of CardStar were approximately $0.1 million.
The following tables present supplemental condensed consolidating balance sheet information of the Company (“Parent”), the Issuer, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries as of December 31, 2017 and March 31, 2018, supplemental condensed consolidating results of operations for the three months ended March 31, 2017 and 2018, and cash flow information for the three months ended March 31, 2017 and 2018:

Condensed Consolidating Balance Sheets
December 31, 2017
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$92	$2	$54,473	$11,926	$—	$66,493
Restricted cash	—	—	2,472	153	—	2,625
Accounts receivable	—	—	12,386	3,559	—	15,945
Prepaid domain name registry fees	—	—	28,291	25,514	—	53,805
Prepaid expenses & other current assets	(12)	86	20,062	9,191	—	29,327
Total current assets	80	88	117,684	50,343	—	168,195
Intercompany receivables, net	33,637	606,834	(498,213)	(142,258)	—	—
Property and equipment, net	—	—	81,693	13,759	—	95,452
Goodwill	—	—	1,673,851	176,731	—	1,850,582
Other intangible assets, net	—	—	450,778	4,662	—	455,440
Investment in subsidiaries	49,288	1,355,013	37,200	—	(1,441,501)	—
Other assets	—	3,639	21,373	6,405	—	31,417
Total assets	$83,005	$1,965,574	$1,884,366	$109,642	$(1,441,501)	$2,601,086
Liabilities, redeemable non-controlling interest and stockholders' equity:
Current liabilities:
Accounts payable	$—	$—	$9,532	$1,526	$—	$11,058
Accrued expenses and other current liabilities	—	24,509	75,819	8,151	—	108,479
Deferred revenue	—	—	309,395	52,545	—	361,940
Current portion of notes payable	—	33,945	—	—	—	33,945
Current portion of capital lease obligations	—	—	7,630	—	—	7,630
Deferred consideration, short-term	—	—	4,365	—	—	4,365
Total current liabilities	—	58,454	406,741	62,222	—	527,417
Deferred revenue, long-term	—	—	81,199	9,773	—	90,972
Notes payable	—	1,858,300	—	—	—	1,858,300
Capital lease obligations	—	—	7,719	—	—	7,719
Deferred consideration	—	—	3,551	—	—	3,551
Other long-term liabilities	—	(468)	30,143	447	—	30,122
Total liabilities	—	1,916,286	529,353	72,442	—	2,518,081
Redeemable non-controlling interest	—	—	—	—	—	—
Equity	83,005	49,288	1,355,013	37,200	(1,441,501)	83,005
Total liabilities and equity	$83,005	$1,965,574	$1,884,366	$109,642	$(1,441,501)	$2,601,086

Condensed Consolidating Balance Sheets
March 31, 2018
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$412	$5	$72,852	$13,409	$—	$86,678
Restricted cash	—	—	1,622	150	—	1,772
Accounts receivable	—	—	10,308	3,185	—	13,493
Prepaid domain name registry fees	—	—	34,089	25,601	—	59,690
Prepaid commissions	—	—	41,713	1,033	—	42,746
Prepaid expenses & other current assets	(12)	53	20,573	10,039	—	30,653
Total current assets	400	58	181,157	53,417	—	235,032
Intercompany receivables, net	33,342	547,939	(438,570)	(142,711)	—	—
Property and equipment, net	—	—	73,898	13,755	—	87,653
Goodwill	—	—	1,673,851	177,358	—	1,851,209
Other intangible assets, net	—	—	426,255	3,542	—	429,797
Investment in subsidiaries	110,446	1,442,384	39,757	—	(1,592,587)	—
Prepaid commissions, net of current portion	—	—	40,374	790	—	41,164
Other assets	—	4,192	22,126	6,635	—	32,953
Total assets	$144,188	$1,994,573	$2,018,848	$112,786	$(1,592,587)	$2,677,808
Liabilities, redeemable non-controlling interest and stockholders' equity:
Current liabilities:
Accounts payable	$—	$—	$17,696	$1,422	$—	$19,118
Accrued expenses and other current liabilities	—	15,018	76,974	7,806	—	99,798
Deferred revenue	—	—	336,831	52,903	—	389,734
Current portion of notes payable	—	33,945	—	—	—	33,945
Current portion of capital lease obligations	—	—	7,281	—	—	7,281
Deferred consideration, short-term	—	—	4,435	—	—	4,435
Total current liabilities	—	48,963	443,217	62,131	—	554,311
Deferred revenue, long-term	—	—	86,187	10,531	—	96,718
Notes payable	—	1,835,309	—	—	—	1,835,309
Capital lease obligations	—	—	5,837	—	—	5,837
Deferred consideration	—	—	3,608	—	—	3,608
Other long-term liabilities	—	(143)	37,613	366	—	37,836
Total liabilities	—	1,884,129	576,462	73,028	—	2,533,619
Equity	144,188	110,444	1,442,386	39,758	(1,592,587)	144,189
Total liabilities and equity	$144,188	$1,994,573	$2,018,848	$112,786	$(1,592,587)	$2,677,808

Condensed Consolidating Statements of Operations and Comprehensive Loss
Three months ended March 31, 2017
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$262,096	$34,533	$(1,492)	$295,137
Cost of revenue	—	—	127,892	22,089	(1,232)	148,749
Gross profit	—	—	134,204	12,444	(260)	146,388
Operating expense:
Sales and marketing	—	—	68,068	4,707	(3)	72,772
Engineering and development	—	—	15,290	5,072	—	20,362
General and administrative	—	55	35,671	3,354	—	39,080
Transaction costs	—	—	580	—	—	580
Total operating expense	—	55	119,609	13,133	(3)	132,794
(Loss) income from operations	—	(55)	14,595	(689)	(257)	13,594
Interest expense and other income, net	—	39,246	147	5	—	39,398
(Loss) income before income taxes and equity earnings of unconsolidated entities	—	(39,301)	14,448	(694)	(257)	(25,804)
Income tax (benefit) expense	—	(14,517)	19,695	596	—	5,774
(Loss) income before equity earnings of unconsolidated entities	—	(24,784)	(5,247)	(1,290)	(257)	(31,578)
Equity loss (income) of unconsolidated entities, net of tax	31,321	6,538	1,291	—	(39,150)	—
Net (loss) income	$(31,321)	$(31,322)	$(6,538)	$(1,290)	$38,893	$(31,578)
Net loss attributable to non-controlling interest	—	—	3,810	—	—	3,810
Net (loss) income attributable to Endurance International Group Holdings, Inc.	$(31,321)	$(31,322)	$(10,348)	$(1,290)	$38,893	$(35,388)
Comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	686	—	686
Unrealized gain on cash flow hedge, net of taxes	—	(216)	—	—	—	(216)
Total comprehensive (loss) income	$(31,321)	$(31,538)	$(10,348)	$(604)	$38,893	$(34,918)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Three months ended March 31, 2018
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$263,505	$29,617	$(1,766)	$291,356
Cost of revenue	—	—	115,315	20,357	(1,766)	133,906
Gross profit	—	—	148,190	9,260	—	157,450
Operating expense:
Sales and marketing	—	—	63,693	3,663	—	67,356
Engineering and development	—	—	18,411	1,506	—	19,917
General and administrative	—	58	36,301	2,416	—	38,775
Transaction costs	—	—	—	—	—	—
Total operating expense	—	58	118,405	7,585	—	126,048
(Loss) income from operations	—	(58)	29,785	1,675	—	31,402
Interest expense and other income, net	—	35,709	263	(126)	—	35,846
(Loss) income before income taxes and equity earnings of unconsolidated entities	—	(35,767)	29,522	1,801	—	(4,444)
Income tax (benefit) expense	—	(8,512)	10,099	1,030	—	2,617
(Loss) income before equity earnings of unconsolidated entities	—	(27,255)	19,423	771	—	(7,061)
Equity loss (income) of unconsolidated entities, net of tax	7,088	(20,166)	(741)	17	13,829	27
Net (loss) income	$(7,088)	$(7,089)	$20,164	$754	$(13,829)	$(7,088)
Net loss attributable to non-controlling interest	—	—	—	—	—	—
Net (loss) income attributable to Endurance International Group Holdings, Inc.	$(7,088)	$(7,089)	$20,164	$754	$(13,829)	$(7,088)
Comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	580	—	580
Unrealized gain on cash flow hedge, net of taxes	—	1,041	—	—	—	1,041
Total comprehensive (loss) income	$(7,088)	$(6,048)	$20,164	$1,334	$(13,829)	$(5,467)

Condensed Consolidating Statement of Cash Flows
Three months ended March 31, 2017
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(2,271)	$(31,803)	$68,103	$(355)	$—	$33,674
Cash flows from investing activities:
Businesses acquired in purchase transaction, net of cash acquired	—	—	—	—	—	—
Purchases of property and equipment	—	—	(8,390)	(868)	—	(9,258)
Cash paid for minority investments	—	—	—	—	—	—
Proceeds from sale of property and equipment	—	—	251	—	—	251
Proceeds from note receivable	—	—	—	—	—	—
Proceeds from sale of assets	—	—	—	—	—	—
Purchases of intangible assets	—	—	—	(33)	—	(33)
Net cash used in investing activities	—	—	(8,139)	(901)	—	(9,040)
Cash flows from financing activities:
Proceeds from issuance of notes payable and draws on revolver	—	—	—	—	—	—
Repayment of notes payable and revolver	—	(8,925)	—	—	—	(8,925)
Payment of financing costs	—	(92)	—	—	—	(92)
Payment of deferred consideration	—	—	—	(818)	—	(818)
Payment of redeemable non-controlling interest liability	—	—	—	—	—	—
Principal payments on capital lease obligations	—	—	(2,037)	—	—	(2,037)
Proceeds from exercise of stock options	628	—	—	—	—	628
Capital investments from minority partner	—	—	—	—	—	—
Intercompany loans and investments	1,724	40,819	(44,547)	2,004	—	—
Net cash (used in) provided by financing activities	2,352	31,802	(46,584)	1,186	—	(11,244)
Net effect of exchange rate on cash and cash equivalents and restricted cash	—	—	—	2,327	—	2,327
Net (decrease) increase in cash and cash equivalents and restricted cash	81	(1)	13,380	2,257	—	15,717
Cash and cash equivalents and restricted cash:
Beginning of period	3	4	41,654	15,237	—	56,898
End of period	$84	$3	$55,034	$17,494	$—	$72,615

Condensed Consolidating Statement of Cash Flows
Three months ended March 31, 2018
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$—	$(33,405)	$84,471	$1,294	$—	$52,360
Cash flows from investing activities:
Businesses acquired in purchase transaction, net of cash acquired	—	—	—	—	—	—
Purchases of property and equipment	—	—	(5,070)	(184)	—	(5,254)
Cash paid for minority investments	—	—	—	—	—	—
Proceeds from sale of property and equipment	—	—	—	—	—	—
Proceeds from note receivable	—	—	—	—	—	—
Proceeds from sale of assets	—	—	—	—	—	—
Purchases of intangible assets	—	—	—	—	—	—
Net cash used in investing activities	—	—	(5,070)	(184)	—	(5,254)
Cash flows from financing activities:						—
Proceeds from issuance of term loan and notes, net of original issue discounts	—	—	—	—	—	—
Repayment of term loans	—	(25,486)	—	—	—	(25,486)
Payment of financing costs	—	—	—	—	—	—
Payment of deferred consideration	—	—	—	—	—	—
Payment of redeemable non-controlling interest liability	—	—	—	—	—	—
Principal payments on capital lease obligations	—	—	(2,230)	—	—	(2,230)
Proceeds from exercise of stock options	25	—	—	—	—	25
Capital investments from minority partner	—	—	—	—	—	—
Intercompany loans and investments	294	58,895	(59,642)	453	—	—
Net cash provided by (used in) financing activities	319	33,409	(61,872)	453	—	(27,691)
Net effect of exchange rate on cash and cash equivalents and restricted cash	—	—	—	(83)	—	(83)
Net increase (decrease) in cash and cash equivalents and restricted cash	319	4	17,529	1,480	—	19,332
Cash and cash equivalents and restricted cash:
Beginning of period	93	1	56,945	12,079	—	69,118
End of period	$412	$5	$74,474	$13,559	$—	$88,450
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
Overview
We are a leading provider of cloud-based platform solutions designed to help small- and medium-sized businesses, or SMBs, succeed online. We serve approximately 5.011 million subscribers globally with a range of products and services that help SMBs get online, get found and grow their businesses.
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
Our financial results for the first quarter of 2018 reflected improvements over the first quarter of 2017 in net loss and cash flows from operations. We also made progress during the quarter against our plans to invest in product capabilities and user experience. Year over year changes in revenue, net loss and net cash provided by operating activities are summarized below (in thousands):

	Three Months Ended March 31, 2018
	2017	2018
Revenue	$295,137	$291,356
Net loss	$(31,578)	$(7,088)
Net cash provided by operating activities	$33,674	$52,360

•
Revenue decreased by 1% as compared to the three months ended March 31, 2017 due to revenue declines in the web presence and domain segments. These declines were partially offset by an increase in email marketing segment revenue, due primarily to price increases and to a lesser extent, additional sales to existing customers.

•
Net loss decreased from $31.6 million for the three months ended March 31, 2017 to $7.1 million for the three months ended March 31, 2018, due primarily to decreases in amortization expense, stock-based compensation expense, income tax expense, and net interest expense, as well as improved operating profit in our email marketing segment.

•
Net cash provided by operating activities grew by 55% year over year, due primarily to improved operating profit in our email marketing segment, as well as more modest increases in operating profit in our other two segments, reduced interest payments due to our term loan refinancing in June 2017 (which we refer to as a the 2017 Refinancing), and the timing of certain vendor payments. These factors were partially offset by other changes in working capital, mainly decreases in cash billings resulting from our de-emphasis of certain non-strategic brands, as further discussed below.

Our total subscriber base decreased during the quarter ended March 31, 2018, due primarily to subscriber attrition in our non-strategic brands. These non-strategic brands are principally hosting brands, but also include our cloud backup brands and certain other products that we launched in in the past several years but have either discontinued or no longer actively market, which we refer to as "gateway" products. Subscriber counts are decreasing in these brands, and we are managing them to optimize cash flow rather than to acquire new subscribers. These brands have had a negative impact on our revenue growth, and we expect this impact to continue during the remainder of the year. We also expect total subscribers to continue to decrease for the foreseeable future.
We continue to be affected by competitive pressures across our business. In particular, we have seen increased competition for new subscribers through our marketing channels, which resulted in higher costs to acquire new subscribers during 2017 and the first quarter of 2018 as compared to the corresponding prior year periods. Our focus on acquiring subscribers with higher long-term revenue potential, which tend to be more expensive to acquire, has also contributed to increased subscriber acquisition costs.
During the rest of 2018, we plan to continue to execute against our operating plan by making engineering investments across our business to enhance our product capabilities and user experience. We also intend to invest in simplifying and integrating our operations in order to allow us to operate more effectively and efficiently.
We have revised the amounts we previously reported for gross profit, net income (loss) and adjusted EBITDA for our web presence and domain segments for fiscal years 2016 and 2017. We made these revisions because of an error in the classification of certain domain registration expenses. Domain segment gross profit, net income (loss) and adjusted EBITDA were overstated by $3.0 million for fiscal year 2016 and by $6.9 million for fiscal year 2017, and web presence segment gross profit, net income (loss) and adjusted EBITDA were understated by equal amounts. Consolidated results were not impacted by this misstatement. We have revised the quarterly amounts reported for the quarter ended March 31, 2017 for the domain and web presence segments to reflect the correction of this misstatement. The email marketing segment was not impacted by this issue. Please see Note 20 of the consolidated financial statements for further details regarding the revision.

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
The following table summarizes our key metrics by segment for the periods presented (in thousands, except ARPS):

	Three Months Ended March 31,
	2017	2018
Consolidated metrics:
Total subscribers	5,304	5,011
Average subscribers for the period	5,338	5,031
ARPS	$18.43	$19.30
Adjusted EBITDA	$80,103	$86,226

Web presence segment metrics:
Total subscribers	4,135	3,811
Average subscribers for the period	4,167	3,829
ARPS	$13.12	$13.49
Adjusted EBITDA	$40,753	$37,841

Email marketing segment metrics:
Total subscribers	537	518
Average subscribers for the period	541	519
ARPS	$60.31	$65.83
Adjusted EBITDA	$37,721	$45,240

Domain segment metrics:
Total subscribers	632	682
Average subscribers for the period	630	683
ARPS	$17.63	$16.54
Adjusted EBITDA	$1,629	$3,145
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
Domain segment subscribers mostly consist of customers who have a domain name subscription as well as a subscription to another product, such as domain privacy, or a basic hosting or email service that is bundled with their domain subscription. We refer to these subscribers, along with the non-hosting web presence segment subscribers discussed above, as "light web presence" subscribers. Light web presence subscribers generally have lower long-term revenue potential than other subscribers. As of March 31, 2018, we had a total of approximately 580,000 light web presence subscribers, a majority of which were associated with our domain segment. Also included as domain segment subscribers are hosting customers of our BigRock and HostGator India brands and certain other small web hosting brands that are under common management with our domain-focused brands.
The table below shows the approximate sources of changes in our total subscriber count by segment for the twelve month period ending on March 31, 2018 (all numbers in thousands):

	Web presence	Email marketing	Domain	Total
	# Subscribers	# Subscribers	# Subscribers	# Subscribers
Total Subscribers - March 31, 2017	4,135	537	632	5,304
Light web presence subscribers	14	—	19	33
Adjustments	(33)	—	31	(2)
Core subscriber increase (decrease)	(305)	(19)	—	(324)
Total Subscribers - March 31, 2018	3,811	518	682	5,011
The decrease in total subscribers from 5.304 million at March 31, 2017 to 5.011 million at March 31, 2018 was driven primarily by subscriber losses in our non-strategic brands in our web presence segment and, to a lesser extent, subscriber losses in our email marketing and domain segments. The decrease was partially offset by increases in light web presence subscribers in the web presence and domain segments.
We expect total subscribers to continue to decrease for the foreseeable future, due primarily to the impact of subscriber churn in non-strategic web presence brands.
Average Revenue per Subscriber
We calculate average revenue per subscriber, or ARPS, as the amount of revenue we recognize in a period, including marketing development funds and other revenue not received from subscribers, divided by the average of the number of total subscribers at the beginning of the period and at the end of the period, which we refer to as average subscribers for the period, divided by the number of months in the period. For our web presence and email marketing segments, we believe ARPS is an indicator of our ability to optimize our mix of products, services and pricing and sell products and services to both new and existing subscribers. For our domain segment, ARPS may fluctuate from period to period due to changes in the amount of non-subscriber based revenue, reseller activity and other factors impacting this segment as discussed in more detail below.
The following table reflects the calculation of ARPS by segment (all data in thousands, except ARPS data):

	Three Months Ended March 31,
	2017	2018
Consolidated revenue	$295,137	$291,356
Consolidated total subscribers	5,304	5,011
Consolidated average subscribers for the period	5,338	5,031
Consolidated ARPS	$18.43	$19.30

Web presence revenue	$164,009	$155,017
Web presence subscribers	4,135	3,811
Web presence average subscribers for the period	4,167	3,829
Web presence ARPS	$13.12	$13.49

Email marketing revenue	$97,789	$102,447
Email marketing subscribers	537	518
Email marketing average subscribers for the period	541	519
Email marketing ARPS	$60.31	$65.83

Domain revenue	$33,339	$33,892
Domain subscribers	632	682
Domain average subscribers for the period	630	683
Domain ARPS	$17.63	$16.54
ARPS does not represent an exact measure of the average amount a subscriber spends with us each month, because our calculation of ARPS includes all of our revenue, including revenue generated by non-subscribers, in the numerator. We have three principal sources of non-subscriber revenue:

•
Revenue from domain-only customers. Our web presence and domain segments each earn revenue from domain-only customers. For our web presence segment, approximately 1% of our revenue for the three months ended March 31, 2018 was earned from domain-only customers. For our domain segment, approximately 6% of our revenue for the three months ended March 31, 2018 was earned from domain-only customers.

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
A portion of our revenue is generated from customers that resell our services. We refer to these customers as “resellers.” We consider these resellers (rather than the end user customers of these resellers) to be subscribers under our total subscribers definition, because we do not have a billing relationship with the end users and cannot determine the number of end users acquiring our services through a reseller. A majority of our reseller revenue is for the purchase of domains and is primarily related to our domain segment. As of March 31, 2017 and 2018, approximately 41% and 39%, respectively, of our domain segment revenue is earned from resellers. Reseller revenue earned by our web presence segment and email marketing segment was 4% and less than 1%, respectively, for all periods presented, and fluctuations in reseller revenue have not materially impacted ARPS for those segments.
Comparison of Three Months Ended March 31, 2017 and 2018: ARPS
For the three months ended March 31, 2017 and 2018, consolidated ARPS increased from $18.43 to $19.30, respectively. This increase in ARPS was driven primarily by increases in ARPS from our email marketing segment, and to a lesser extent, increased ARPS from our web presence segment, partially offset by a decrease in ARPS from our domain segment.
Web presence ARPS increased from $13.12 for the three months ended March 31, 2017 to $13.49 for the three months ended March 31, 2018. This increase was the result of a reduction in the number of subscribers to our lower-priced gateway and cloud backup products and slight increases in prices for some of our brands.
Email marketing ARPS increased from $60.31 for the three months ended March 31, 2017 to $65.83 for the three months ended March 31, 2018. This increase was primarily due to price increases, and to a lesser extent, additional sales to existing customers.
Domain ARPS decreased from $17.63 for the three months ended March 31, 2017 to $16.54 for the three months ended March 31, 2018. This decrease was the result of an increase in the number of light web presence subscribers in our domain segment, partially offset by a slight increase in revenue.
The table below quantifies, on a consolidated basis and by segment, domain monetization and marketing development fund revenue for the respective periods (all data in thousands, except ARPS data):

	Three Months Ended March 31,
	2017	2018
Consolidated
Marketing development fund revenue	$2,783	$2,031
Marketing development funds - contribution to ARPS	$0.17	$0.13
Domain monetization revenue	$6,867	$6,976
Domain monetization revenue - contribution to ARPS	$0.43	$0.46

Web presence
Marketing development fund revenue	$1,893	$1,838
Marketing development funds - contribution to ARPS	$0.15	$0.16
Domain monetization revenue	$—	$229
Domain monetization revenue - contribution to ARPS	$—	$0.02

Email marketing
Marketing development fund revenue	$728	$164
Marketing development funds - contribution to ARPS	$0.45	$0.11

Domain
Marketing development fund revenue	$162	$29
Marketing development funds - contribution to ARPS	$0.09	$0.01
Domain monetization revenue	$6,867	$6,747
Domain monetization revenue - contribution to ARPS	$3.63	$3.29

Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss), excluding the impact of interest expense (net), income tax expense (benefit), depreciation, amortization of other intangible assets, stock-based compensation, restructuring expenses, transaction expenses and charges, (gain) loss of unconsolidated entities, impairment of other long-lived assets, SEC investigations reserve (with respect to third quarter and full year 2017), and shareholder litigation reserve. We view adjusted EBITDA as a performance measure and believe it helps investors evaluate and compare our core operating performance from period to period.
The following table reflects the reconciliation of net loss calculated in accordance with GAAP to adjusted EBITDA for the periods presented (all data in thousands):

	Three Months Ended March 31,
	2017	2018
Consolidated
Net (loss) income	(31,578)	(7,088)
Interest expense, net(1)	39,398	35,846
Income tax expense (benefit)	5,774	2,617
Depreciation	13,111	12,068
Amortization of other intangible assets	34,267	25,735
Stock-based compensation	12,924	6,992
Restructuring expenses	5,627	1,529
Transaction expenses and charges	580	—
(Gain) loss of unconsolidated entities	—	27
Shareholder litigation reserve	—	8,500
Adjusted EBITDA	$80,103	$86,226

	Three Months Ended March 31,
	2017 (2)	2018
Web presence
Net (loss) income	(19,018)	(17,108)
Interest expense, net(1)	16,390	16,986
Income tax expense (benefit)	8,493	6,321
Depreciation	8,419	7,977
Amortization of other intangible assets	14,551	12,008
Stock-based compensation	9,790	5,073
Restructuring expenses	2,128	812
(Gain) loss of unconsolidated entities	—	27
Shareholder litigation reserve	—	5,745
Adjusted EBITDA	$40,753	$37,841

	Three Months Ended March 31,
	2017	2018
Email marketing
Net (loss) income	(7,952)	15,129
Interest expense, net(1)	22,519	16,409
Income tax expense (benefit)	(4,777)	(5,607)
Depreciation	3,873	3,146
Amortization of other intangible assets	18,362	13,093
Stock-based compensation	1,824	1,408
Restructuring expenses	3,292	162
Transaction expenses and charges	580	—
Shareholder litigation reserve	—	1,500
Adjusted EBITDA	$37,721	$45,240

	Three Months Ended March 31,
	2017 (2)	2018
Domain
Net (loss) income	(4,608)	(5,109)
Interest expense, net(1)	489	2,451
Income tax expense (benefit)	2,058	1,903
Depreciation	819	945
Amortization of other intangible assets	1,354	634
Stock-based compensation	1,310	511
Restructuring expenses	207	555
Shareholder litigation reserve	—	1,255
Adjusted EBITDA	$1,629	$3,145

(1)	Interest expense includes impact of amortization of deferred financing costs, original issuance discounts ("OID") and interest income.

(2)
Net income (loss) and adjusted EBITDA for the web presence and domain segments were revised to reflect a correction of a misstatement which overstated net loss and adjusted EBITDA for the domain segment by $1.1 million for the three months ended March 31, 2017 and understated the web presence net loss and adjusted EBITDA by an equal amount. Please see Note 20 of the consolidated financial statements for further details regarding the revision.

Comparison of the Three Months Ended March 31, 2017 and 2018: Net Income and Adjusted EBITDA

Net loss on a consolidated basis decreased from $31.6 million for the three months ended March 31, 2017 to $7.1 million for the three months ended March 31, 2018. This decrease was due to an $8.5 million decrease in amortization expense, a $5.9 million decrease in stock-based compensation, a $4.1 million decrease in restructuring costs, a $3.6 million decrease in net interest expense, and a $3.2 million decrease in income tax expense. Additionally, net loss decreased by $6.1 million as a result of improved operating profits primarily related to our email marketing segment. These decreases in net loss were partially offset by a $8.5 million reserve for shareholder litigation matters, which is discussed in Part II, Item 1 - Legal Proceedings.
Net loss for our web presence segment decreased from $19.0 million for the three months ended March 31, 2017 to $17.1 million for the three months ended March 31, 2018. This decrease is primarily related to a $4.7 million decrease in stock-based compensation expense, a $2.5 million decrease in amortization expense, a $2.2 million decrease in income tax expense, and a $1.3 million reduction in restructuring costs. These increases were partially offset by an allocated reserve for shareholder litigation matters of $5.7 million with the balance of the offset related primarily to reduced operating profit in our web presence segment, mainly as a result of a decline in revenue.
Net income (loss) for our email marketing segment increased from a net loss $8.0 million for the three months ended March 31, 2017 to net income of $15.1 million for the three months ended March 31, 2018. This increase was due to a decrease in interest expense of $6.1 million, a decrease in amortization expense of $5.3 million, a decrease in restructuring costs of $3.1 million, and an increased income tax benefit of $0.8 million. Additionally, operational profitability for our email marketing segment improved by $7.5 million as revenue grew by $4.7 million while operating costs decreased by $2.9 million. These increases were partially offset by an allocated $1.5 million reserve for shareholder litigation matters.
Net loss for our domain segment increased from $4.6 million for the three months ended March 31, 2017 to $5.1 million for the three months ended March 31, 2018. This increase in net loss was due to a $2.0 million increase in interest expense,a $1.3 million allocated reserve for shareholder litigation matters, and a $0.3 million increase in restructuring charges. These increases in net loss were partially offset by lower domain registration costs of $1.3 million as we focused on more profitable domain sales in this segment, a decrease in stock-based compensation of $0.8 million, a decrease in amortization expense of $0.7 million, increased revenue of $0.6 million, and a decrease in income tax expense of $0.2 million.
Adjusted EBITDA on a consolidated basis increased from $80.1 million for the three months ended March 31, 2017 to $86.2 million for the three months ended March 31, 2018. This increase in adjusted EBITDA was primarily a result of the adjusted EBITDA increase in our email marketing segment, as discussed below.
Adjusted EBITDA for our web presence segment decreased from $40.8 million for the three months ended March 31, 2017 to $37.8 million for the three months ended March 31, 2018. This decrease was primarily due to a decline in revenue of $9.0 million and an increase in engineering costs of $0.8 million, primarily due to the allocation of additional engineering costs from the email marketing segment to the web presence segment. These factors were partially offset by lower support and data center labor costs of $2.8 million, lower marketing costs of $2.1 million, and lower general and administrative expense of $2.0 million, primarily due to our efforts to integrate and streamline our organization.
Adjusted EBITDA for our email marketing segment increased from $37.7 million for the three months ended March 31, 2017 to $45.2 million for the three months ended March 31, 2018. This increase is due primarily to $4.7 million of additional revenue from Constant Contact, which are mostly attributable to price increases and to a lesser extent, increased sales to existing customers, as well as to lower costs resulting from restructuring actions implemented following the acquisition.
Adjusted EBITDA for our domain segment increased from $1.6 million for the three months ended March 31, 2017 to $3.1 million for the three months ended March 31, 2018. This increase is due primarily to lower domain registration costs of approximately $1.3 million as we focused on more profitable domain sales in this segment.
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
General and Administrative
General and administrative expense includes the cost of employees engaged in corporate functions, such as finance and accounting, human resources, legal and executive management. General and administrative expense also includes all facility and related overhead costs not allocated to cost of revenue, as well as insurance premiums, professional service fees, and cost incurred related to regulatory and litigation matters. General and administrative expense includes stock-based compensation expense for employees engaged in general and administrative activities.

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
Except for the adoption of ASC 606, there have been no material changes to our critical accounting policies since December 31, 2017. For further information on our critical accounting policies and estimates, see Note 2 to the consolidated financial statements appearing in Part I, Item 1 in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on February 22, 2018.

Results of Operations
The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	For the Three Months Ended March 31,
	2017	2018
Revenue	$295,137	$291,356
Cost of revenue	148,749	133,906
Gross profit	146,388	157,450
Operating expense:
Sales and marketing	72,772	67,356
Engineering and development	20,362	19,917
General and administrative	39,080	38,775
Transaction expenses	580	—
Total operating expense	132,794	126,048
Income from operations	13,594	31,402
Other income (expense):
Interest income	118	204
Interest expense	(39,516)	(36,050)
Total other expense—net	(39,398)	(35,846)
Loss before income taxes and equity earnings of unconsolidated entities	(25,804)	(4,444)
Income tax expense	5,774	2,617
Loss before equity earnings of unconsolidated entities	(31,578)	(7,061)
Equity loss of unconsolidated entities, net of tax	—	27
Net loss	$(31,578)	$(7,088)
Total net loss attributable to non-controlling interest	3,810	—
Net loss attributable to Endurance International Group Holdings, Inc.	$(35,388)	$(7,088)
Comparison of Three Months Ended March 31, 2017 and 2018
Revenue

	Three Months Ended March 31,		Change
	2017	2018	Amount	%
	(dollars in thousands)
Revenue	$295,137	$291,356	$(3,781)	(1)%
Revenue decreased by $3.8 million, or 1%, from $295.1 million for the three months ended March 31, 2017 to $291.4 million for the three months ended March 31, 2018. This decrease is attributable to $9.0 million in reduced revenue from our web presence segment, offset by a $4.7 million increase in revenue from our email marketing segment and a $0.6 million increase in revenue from our domain segment, each of which are further discussed below.
Web presence segment revenue decreased by $9.0 million, or 5%, from $164.0 million for the three months ended March 31, 2017 to $155.0 million for the three months ended March 31, 2018. This decrease was the result of lower revenue from the non-strategic brands discussed in the "Overview" section above, partially offset by growth in some of our key web hosting brands.
Email marketing segment revenue increased by $4.7 million, or 5%, from $97.8 million for the three months ended March 31, 2017 to $102.4 million for the three months ended March 31, 2018. This increase was due to an increase in pricing, and to a lesser extent, an increase in the volume of sales to existing subscribers.
Domain segment revenue increased by $0.6 million, or 2%, from $33.3 million for the three months ended March 31, 2017 to $33.9 million for the three months ended March 31, 2018. This increase was primarily due to growth in revenue from certain of our international brands.

Our revenue is generated primarily from our products and services delivered on a subscription basis, which include web hosting, domains, website builders, email marketing, search engine marketing and other similar services. We also generate non-subscription revenue through domain monetization and marketing development funds. Non-subscription revenue decreased from $9.7 million, or 3% of total revenue for the three months ended March 31, 2017 to $9.0 million, or 3% of total revenue for the three months ended March 31, 2018 primarily due to a lower volume of marketing development fund activity.
Cost of Revenue

	Three Months Ended March,
	2017		2018		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Cost of revenue	$148,749	50%	$133,906	46%	$(14,843)	(10)%
Cost of revenue decreased by $14.8 million, or 10%, from $148.7 million for the three months ended March 31, 2017 to $133.9 million for the three months ended March 31, 2018. This decrease was primarily due to lower amortization expense of $8.5 million relating to intangible assets arising from our acquisitions, and decreases in cost of revenue across our segments as discussed below.
Our cost of revenue contains a significant portion of non-cash expenses, in particular amortization expense for the intangible assets we have acquired through our acquisitions and any related impairments to those assets. The following table sets forth the significant non-cash components of cost of revenue:

	Three Months Ended March,
	2017	2018
	(in thousands)
Amortization expense	$34,267	$25,735
Depreciation expense	$10,947	$11,126
Stock-based compensation expense	$1,506	$1,543
Cost of revenue for our web presence segment decreased by $5.5 million, or 6%, from $86.1 million for the three months ended March 31, 2017 to $80.6 million for the three months ended March 31, 2018. This decrease was primarily due to the following factors: lower amortization expense of $2.5 million; lower support costs of $2.0 million, primarily due to cost savings from the consolidation of our U.S. support centers; and lower data center costs of $1.0 million, primarily due to vendor pricing concessions.
Cost of revenue for our email marketing segment decreased by $7.7 million, or 20%, from $38.0 million for the three months ended March 31, 2017 to $30.3 million for the three months ended March 31, 2018. This decrease was primarily due to lower amortization of $5.3 million and reduced restructuring costs of $1.2 million, with the balance relating primarily to lower data center costs.
Cost of revenue for our domain segment decreased by $1.6 million, or 7%, from $24.6 million for the three months ended March 31, 2017 to $23.0 million for the three months ended March 31, 2018. This decrease was due to lower amortization of $0.7 million, with the remaining decrease primarily related to lower domain registration costs.
Gross Profit

	Three Months Ended March 31,
	2017		2018		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Gross profit	$146,388	50%	$157,450	54%	$11,062	8%
Gross profit increased by $11.1 million, or 8%, from $146.4 million for the three months ended March 31, 2017 to $157.5 million for the three months ended March 31, 2018. This increase was primarily due to a $12.4 million increase from our email marketing segment, due mostly to the increase in revenue and decrease in amortization expense discussed above, and a $2.2 million increase from our domain segment. These increases were partially offset by a decrease from our web presence segment, which experienced a decrease of $3.5 million in gross profit. Our gross profit as a percentage of revenue increased by four percentage points year over year, from 50% for the three months ended March 31, 2017 to 54% for the three months ended March 31, 2018.
The following table sets forth gross profit and the significant non-cash components of cost of revenue as a percentage of revenue:

	Three Months Ended March 31,
	2017	2018
	(dollars in thousands)
Revenue	$295,137	$291,356
Gross profit	$146,388	$157,450
Gross profit as % of revenue	50%	54%
Amortization expense as % of revenue	12%	9%
Depreciation expense as % of revenue	4%	4%
Stock-based compensation expense as % of revenue	*	*

*	Less than 1%.
Web presence segment gross profit decreased by $3.5 million, or 4%, from $77.9 million for the three months ended March 31, 2017 to $74.4 million for the three months ended March 31, 2018. This decrease was primarily due to the decline in web presence segment revenue, partially offset by a decrease in cost of revenue, as described above. Our web presence gross profit as a percentage of revenue increased by one percentage point year over year, from 47% for the three months ended March 31, 2017 to 48% for the three months ended March 31, 2018.
Email marketing segment gross profit increased by $12.4 million, or 21%, from $59.8 million for the three months ended March 31, 2017 to $72.2 million for the three months ended March 31, 2018. This increase was primarily due to increased revenue and decreased cost of revenue as described above. Our email marketing gross profit as a percentage of revenue increased by nine percentage points year over year, from 61% for the three months ended March 31, 2017 to 70% for the three months ended March 31, 2018.
Domain segment gross profit increased by $2.2 million, or 25%, from $8.7 million for the three months ended March 31, 2017 to $10.9 million for the three months ended March 31, 2018. This increase was primarily due to increased revenue and decreased cost of revenue as described above. Our domain gross profit as a percentage of revenue increased by six percentage points year over year, from 26% for the three months ended March 31, 2017 to 32% for the three months ended March 31, 2018.
Operating Expenses

	Three Months Ended March 31,
	2017		2018		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Sales and marketing	$72,772	25%	$67,356	23%	$(5,416)	(7)%
Engineering and development	20,362	7%	19,917	7%	(445)	(2)%
General and administrative	39,080	13%	38,775	13%	(305)	(1)%
Transaction expenses	580	—%	—	—%	(580)	(100)%
Total	$132,794	45%	$126,048	43%	$(6,746)	(5)%
Sales and Marketing. Sales and marketing expense decreased by $5.4 million, or 7%, from $72.8 million for the three months ended March 31, 2017 to $67.4 million for the three months ended March 31, 2018. Email marketing segment sales and marketing costs declined by $2.6 million and web presence segment sales and marketing expenses declined by $3.0 million, while domain sales and marketing costs increased by $0.2 million.
Sales and marketing expense for our web presence segment decreased by $3.0 million, or 7%, from $40.4 million for the three months ended March 31, 2017 to $37.4 million for the three months ended March 31, 2018. This decrease was primarily due to a decrease in labor costs of $1.6 million, a decrease in stock-based compensation of $0.9 million, and other cost decreases of $0.5 million.

Sales and marketing expense for our email marketing segment decreased by $2.6 million, or 9%, from $27.8 million for the three months ended March 31, 2017 to $25.2 million for the three months ended March 31, 2018. The decrease was due primarily due to a $2.2 million reduction in labor costs due to cost savings from restructuring actions, a $0.9 million reduction in restructuring charges and other cost decreases of $1.0 million. These cost improvements were partially offset by a $1.5 million increase in other marketing costs, primarily advertising costs incurred to promote the Constant Contact brand.

Sales and marketing expense for our domain segment increased by $0.2 million, or 4%, from $4.6 million for the three months ended March 31, 2017 to $4.8 million for the three months ended March 31, 2018. The increase was due primarily to increases in program marketing spend.
Engineering and Development. Engineering and development expense decreased by $0.4 million, or 2%, from $20.4 million for the three months ended March 31, 2017 to $19.9 million for the three months ended March 31, 2018. Web presence segment engineering and development expenses decreased by $0.4 million and email marketing segment engineering and development expenses decreased by $0.2 million, while domain segment engineering and development expenses increased by $0.2 million.
Engineering and development expense for our web presence segment decreased by $0.4 million, or 4%, from $9.1 million for the three months ended March 31, 2017 to $8.7 million for the three months ended March 31, 2018. This decrease is primarily due to decreased depreciation expense of $0.7 million and other miscellaneous cost decreases, partially offset by increased labor costs of $0.8 million.
Engineering and development expense for our email marketing segment decreased by $0.2 million, or 2%, from $10.0 million for the three months ended March 31, 2017 to $9.8 million for the three months ended March 31, 2018. This decrease was primarily the result of decreased restructuring expenses.
Engineering and development expense for our domain segment increased by $0.2 million, or 19%, from $1.3 million for the three months ended March 31, 2017 to $1.5 million for the three months ended March 31, 2018. This increase was primarily the result of an increase in labor costs.
General and Administrative. General and administrative expense decreased by $0.3 million, or 1%, from $39.1 million for the three months ended March 31, 2017 to $38.8 million for the three months ended March 31, 2018. Web presence segment general and administrative expenses decreased by $0.4 million, while email marketing segment general and administrative expenses decreased by $0.3 million and domain general and administrative expenses increased by $0.4 million. General and administrative expenses for the three months ended March 31, 2018 included a shareholder litigation reserve of $8.5 million that we recorded in connection with the Machado and McGee litigation described in Part II, Item 1 - Legal Proceedings.
General and administrative expense for our web presence segment decreased by $0.4 million, or 2%, from $22.5 million for the three months ended March 31, 2017 to $22.1 million for the three months ended March 31, 2018. This decrease was attributable to a $4.1 million decrease in stock-based compensation, primarily due to stock-based compensation charges related to our former CEO which impacted the 2017 period. Reduced labor costs of $1.0 million, reduced integration costs of $1.0 million, and reduced restructuring costs of $0.3 million also contributed to the decrease. These decreases were partially offset by an allocated reserve of $5.7 million for shareholder litigation and other cost increases of $0.3 million.
General and administrative expense for our email marketing segment decreased by $0.3 million, or 3%, from $11.6 million for the three months ended March 31, 2017 to $11.3 million for the three months ended March 31, 2018. This decrease was primarily the result of a $1.0 million reduction in restructuring, labor and other administrative costs, a $0.6 million decrease in sales tax reserves, and a $0.2 million decrease in stock-based compensation expense, partially offset by an allocated reserve of $1.5 million for shareholder litigation.
General and administrative expense for our domain segment increased by $0.4 million, or 8%, from $4.9 million for the three months ended March 31, 2017 to $5.4 million for the three months ended March 31, 2018. This increase was due to an allocated reserve for shareholder litigation of $1.3 million, partially offset by lower stock-based compensation.
Transaction Expenses. Transaction expenses decreased by $0.6 million, or 100%, from $0.6 million for the three months ended March 31, 2017 to $0.0 million for the three months ended March 31, 2018. This decrease was due to our reduction in acquisitions following the purchase of Constant Contact.
Other Expense, Net

	Three Months Ended March 31		Change
	2017	2018	Amount	%
	(dollars in thousands)
Other expense, net	$(39,398)	$(35,846)	$(3,552)	(9)%
Other expense, net decreased by $3.6 million, or 9%, from $39.4 million for the three months ended March 31, 2017 to $35.8 million for the three months ended March 31, 2018. The decrease is attributable to $3.6 million of reduced net interest expense, primarily due to the lower interest rates resulting from the 2017 Refinancing, and to a lesser extent to higher interest income due to higher cash and cash equivalent balances.
Income Tax Expense (Benefit)

	Three Months Ended March 31		Change
	2017	2018	Amount	%
	(dollars in thousands)
Income tax expense (benefit)	$5,774	$2,617	$(3,157)	(55)%
For the three months ended March 31, 2017 and 2018, we recognized tax expense of $5.8 million and $2.6 million, respectively, in the consolidated statements of operations and comprehensive loss. The income tax expense for the three months ended March 31, 2018 was primarily attributable to a federal and state deferred tax expense of $0.7 million due primarily to the different book and tax treatment of goodwill, federal and state current income tax expense of $0.7 million and foreign current tax expense of $1.2 million. The income tax benefit for the three months ended March 31, 2017 was primarily attributable to a federal and state deferred tax expense of $3.7 million due primarily to the difference between book and tax treatment of goodwill, federal and state current income taxes of $1.4 million, and a foreign current tax expense of $0.9 million, partially offset by a foreign deferred tax benefit of $0.2 million.
Tax Cuts and Jobs Act
On December 22, 2017, the United States enacted tax reform legislation by passage of the commonly named Tax Cuts and Jobs Act which significantly changes the existing U.S. tax laws, including a reduction in the corporate tax rate from 35% to 21%, a move from a worldwide tax system to a territorial system, as well as other changes. As a result of enactment of the legislation, we incurred an additional one-time income tax benefit on the re-measurement of certain deferred tax assets and liabilities in the amount of $16.9 million for the year ended December 31, 2017. As noted above, the legislation also introduced substantial international tax reform that moves the U.S. toward a territorial system, in which income earned in other countries will generally not be subject to U.S. taxation. The accumulated foreign earnings of U.S. shareholders of certain foreign corporations will be subject to a one-time transition tax. Amounts held in cash or cash equivalents will be subject to a 15.5 percent tax, while amounts held in illiquid assets will be subject to an eight percent tax. Due to an accumulated deficit in the undistributed earnings of our foreign subsidiaries, the one-time transition tax will not apply to the us. Additionally, the legislation also contains provisions which would generally limit our deduction for interest expense to 30% of adjusted taxable earnings before interest, taxes, depreciation and amortization ("Tax EBITDA"). The legislation includes provisions which provide a deduction related to intangible income that is owned in the U.S., an additional tax charge related to income from intangibles owned outside the U.S., and a new base-erosion and anti-abuse tax. Although we have substantially completed our work on the effects of the Tax Cuts and Jobs Act, we continue to evaluate certain sections of the new law that may be pertinent to the Company's tax situation.
Liquidity and Capital Resources
Sources of Liquidity
We have funded our operations since inception primarily with cash flow generated by operations, borrowings under our credit facilities and public offerings of our securities.
In November 2013, we entered into a $1,050.0 million first lien term loan facility and a $125.0 million revolving credit facility. On February 9, 2016, in connection with our acquisition of Constant Contact and the related financing of that transaction, we entered into a $735.0 million incremental first lien term loan facility and a new $165.0 million revolving credit facility, which replaced our previous revolving credit facility and which we refer to as the "2016 Revolver", and our wholly owned subsidiary, EIG Investors, issued $350.0 million aggregate principal amount of 10.875% senior notes due 2024, or the "Senior Notes". On June 14, 2017, we refinanced our then-outstanding term loans and replaced them with a new $1,697.3 million first lien term loan facility, which we refer to as the “2017 Term Loan”. We refer to the 2017 Term Loan and the 2016 Revolver together as the “Senior Credit Facilities”.

Senior Credit Facilities
2017 First Lien Term Loan Facility. The 2017 Term Loan was issued at a price of 99.75% of par and had an original balance of $1,697.3 million and a maturity date of February 9, 2023. The 2017 Term Loan automatically bears interest at the bank’s reference rate unless we give notice to opt for the LIBOR-based interest rate. The LIBOR-based interest rate for a term loan is 4.00% per annum plus the greater of an adjusted LIBOR and 1.00%. The reference rate for a term loan is 3.00% per annum plus the greatest of the prime rate, the federal funds effective rate plus 0.50%, an adjusted LIBOR for a one-month interest period plus 1.00%, and 2.00%. The 2017 Term Loan requires quarterly mandatory repayments of principal. During the three months ended March 31, 2018, we made one mandatory repayment of $8.5 million and one voluntary prepayment of $17.0 million.
Revolving Credit Facility. The 2016 Revolver has an aggregate available amount of $165.0 million and a maturity date of February 9, 2021. We have the ability to draw down against the 2016 Revolver using a LIBOR-based interest rate or an alternate base rate. The LIBOR-based interest rate for a revolver loan is 4.0% per annum (subject to a leverage-based step-down) plus an adjusted LIBOR for a selected interest period. The alternate base rate for a revolver loan is 3.0% (subject to a leverage-based step down) plus the greatest of the prime rate, the federal funds rate plus 0.50% and an adjusted LIBOR or a one-month interest period plus 1.00%. We are also required to pay a commitment fee of 0.50% per annum to the lenders based on the average daily unused principal amount of the 2016 Revolver.
The Senior Credit Facilities have been fully and unconditionally guaranteed and secured by us and certain of our subsidiaries (including Constant Contact and its subsidiaries).
Senior Notes
EIG Investors issued $350.0 million aggregate principal amount of the Senior Notes with a maturity date of February 1, 2024. The Senior Notes were issued at a price of 98.065% of par and bear interest at the rate of 10.875% per annum. The Senior Notes have been fully and unconditionally guaranteed, on a senior unsecured basis, by us and our subsidiaries that guarantee the Senior Credit Facilities (including Constant Contact and its subsidiaries).
In connection with the issuance of the Senior Notes, we entered into a registration rights agreement with the initial purchasers of the Senior Notes, which provides the holders of the Senior Notes certain rights relating to registration of the Senior Notes under the Securities Act. On January 30, 2017, we completed a registered exchange offer for the Senior Notes, as required under the registration rights agreement. All of the $350.0 million aggregate principal amount of the Senior Notes was validly tendered for exchange as part of this exchange offer. The registration rights agreement also obligated us to use reasonable efforts to cause to become effective a registration statement providing for the registration of certain secondary transactions in the Senior Notes by Goldman, Sachs & Co. and its affiliates. This registration statement became effective on December 29, 2016.
As of March 31, 2018, we had cash and cash equivalents totaling $86.7 million and negative working capital of $319.3 million, which included the $33.9 million current portion of the 2017 Term Loan. There was no balance outstanding on the 2016 Revolver as of March 31, 2018. In addition, we had approximately $1,871.6 million of long term indebtedness, including deferred financing costs, outstanding under the 2017 Term Loan and the Senior Notes. We also had $486.5 million of short-term and long-term deferred revenue, which is not expected to be payable in cash.
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
Senior Notes
The indenture governing the Senior Notes contains covenants that limit our ability to, among other things, incur additional debt or issue certain preferred shares; pay dividends on or make other distributions in respect of capital stock; make other restricted payments; make certain investments; sell or transfer certain assets; create liens on certain assets to secure debt; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and enter into certain transactions with affiliates. Upon a change of control as defined in the indenture, we or EIG Investors must offer to repurchase the Senior Notes at 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, up to, but not including, the repurchase date. These covenants are subject to a number of important limitations and exceptions.
The indenture also provides for events of default, which, if any of them occurs, may permit or, in certain circumstances, require the principal, premium, if any, interest and any other monetary obligations on all the then outstanding Senior Notes to be due and payable immediately.
We were in compliance with all covenants under the Senior Credit Facilities and the Senior Notes at March 31, 2018.
Secured Net Leverage Ratio
The Senior Credit Facilities require that we comply with a financial covenant to maintain a maximum ratio of consolidated senior secured net indebtedness on the date of determination to an adjusted consolidated EBITDA measure, which we refer to as "Bank Adjusted EBITDA", for the most recently completed four quarters (which we refer to as trailing twelve months, or "TTM"). This net leverage ratio is tested as of the last day of each fiscal quarter and was required to be at or below 6.50 to 1.00 through December 31, 2016 and at or below 6.25 to 1.00 from March 31, 2017 through December 31, 2017, and may not exceed 6.00 to 1.00 from March 31, 2018 and thereafter. As of March 31, 2018, we were in compliance with this covenant.
The credit agreement governing the Senior Credit Facilities defines consolidated senior secured net indebtedness as our and our restricted subsidiaries' aggregate amount of indebtedness that is secured by a lien not expressly subordinated to the liens securing the Senior Credit Facilities. Consolidated senior secured net indebtedness is determined on a consolidated basis in accordance with GAAP and consists only of indebtedness for borrowed money, unreimbursed obligations under letters of credit, obligations with respect to capital lease obligations and debt obligations evidenced by promissory notes and similar instruments, minus the aggregate amount of cash and permitted investments, excluding cash and permitted investments that are restricted.
The credit agreement defines Bank Adjusted EBITDA as net income (loss) adjusted to exclude, among other things, interest expense, income tax expense (benefit), depreciation and amortization. Bank Adjusted EBITDA also adjusts net income (loss) by excluding certain non-cash foreign exchange gains (losses), certain gains (losses) from sale of assets, stock-based compensation, unusual and non-recurring expenses (including acquisition related costs, gains or losses on early extinguishment of debt, and loss on impairment of tangible or intangible assets). It also adjusts net income (loss) for revenue on a billed basis, changes in deferred domain costs, share of loss (profit) of unconsolidated entities, and certain integration related costs. Finally, it adjusts net income (loss) to give pro forma effect to acquisitions, debt incurrences, repayments of debt, other specified transactions and certain cost savings on a TTM basis.
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

As of March 31, 2018, our secured net leverage ratio on a TTM basis was 4.07 to 1.00 and was calculated as follows:

	For the three months ended,
	June 30, 2017	September 30, 2017	December 31, 2017	March 31, 2018	TTM
	(in thousands except ratios)
Net (loss) income	$(35,415)	$(40,264)	$7,473	$(7,088)	$(75,294)
Interest expense	45,658	35,850	36,119	36,050	153,677
Income tax expense (benefit)	2,628	2,982	(28,665)	2,617	(20,438)
Depreciation	14,051	13,571	14,451	12,068	54,141
Amortization of other intangible assets	34,940	35,347	35,800	25,735	131,822
Stock-based compensation	16,245	19,580	11,252	6,992	54,069
Integration and restructuring costs	4,476	4,488	1,228	1,529	11,721
Transaction expenses and charges	193	—	—	—	193
(Gain) loss of unconsolidated entities	(39)	(33)	(38)	27	(83)
Impairment of long-lived assets	—	14,448	17,012	—	31,460
Gain on assets, not ordinary course	—	—	—	—	—
Legal advisory and related expenses	1,842	9,220	1,994	10,501	23,557
Billed revenue to GAAP revenue adjustment	1,123	(1,778)	(7,528)	11,098	2,915
Adjustment for domain registration cost on a cash basis	857	191	2,220	(1,222)	2,046
Currency translation	(63)	21	19	(6)	(29)
Bank Adjusted EBITDA	$86,496	$93,623	$91,337	$98,301	$369,757
Current portion of notes payable					33,945
Current portion of capital lease obligations					7,281
Notes payable - long term					1,835,309
Capital lease obligations - long term					5,837
Original issue discounts and deferred financing costs					61,051
Less:
Unsecured notes					(350,000)
Cash					(86,678)
Certain permitted restricted cash					(150)
Net senior secured indebtedness					$1,506,595
Net leverage ratio					4.07
Maximum net leverage ratio					6.00

Cash and Cash Equivalents
As of March 30, 2018, our cash and cash equivalents were primarily held for working capital purposes and for required principal and interest payments under our indebtedness. A majority of our cash and cash equivalents was held in operating accounts. Our cash and cash equivalents increased by $20.2 million from $66.5 million at December 31, 2017 to $86.7 million at March 31, 2018. Of the $86.7 million cash and cash equivalents we had at March 31, 2018, $26.2 million was held in foreign countries, and due to tax and accounting reasons, we do not plan to repatriate this cash in the near future. We used cash on hand at December 31, 2017 and cash flows from operations to purchase property and equipment and to make our debt payments on our 2017 Term Loan , as described under "Financing Activities" below. Our future capital requirements will depend on many factors including, but not limited to our growth rate, our level of sales and marketing activities, the development and introduction of new and enhanced products and services, market acceptance of our solutions, potential settlements of legal proceedings, acquisitions, and our gross profits and operating expenses. We believe that our current cash and cash equivalents and operating cash flows will be sufficient to meet our anticipated working capital and capital expenditure requirements, as well as our required principal and interest payments under our indebtedness, for at least the next 12 months.
The following table shows our purchases of property and equipment, principal payments on capital lease obligations, depreciation, amortization and cash flows from operating activities, investing activities and financing activities for the stated periods:

	Three Months Ended March 31,
	2017	2018
	(dollars in thousands)
Purchases of property and equipment	$(9,258)	$(5,254)
Principal payments on capital lease obligations	$(2,037)	$(2,230)
Depreciation	$13,111	$12,068
Amortization	$37,047	$28,815
Cash flows provided by operating activities	$33,674	$52,360
Cash flows used in investing activities	$(9,040)	$(5,254)
Cash flows provided by (used in) financing activities	$(11,244)	$(27,691)
Capital Expenditures
Our capital expenditures on the purchase of property and equipment for the three months ended March 31, 2017 and 2018 were $9.3 million and $5.3 million, respectively. The remaining balance payable on the capital leases is $13.1 million as of March 31, 2018. We expect our capital expenditures to increase over the next twelve months as we enhance our systems and platforms, our disaster recovery capabilities, and our privacy and cybersecurity programs, including Payment Card Industry (PCI) and General Data Protection Regulation (GDPR) compliance.
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
Net cash provided by operating activities increased from $33.7 million for the three months ended March 31, 2017 to $52.4 million for the three months ended March 31, 2018. This increase was due primarily to increased operating profit in our email marketing segment and, to a lesser extent, increased operating profit in our domain segment, partially offset by decreased operating profit in our web presence segment. Other factors contributing to the increase were lower interest paid of $4.5 million, primarily due to the 2017 Refinancing, and a short-term delay in the timing of certain vendor payments, which favorably impacted working capital by $7.1 million. We expect this delay in vendor payments to adversely impact the second quarter of fiscal year 2018. These increases were partially offset by lower subscriber billings, which resulted in a lower increase in our deferred revenue.
Investing Activities
Cash flows used in investing activities consist primarily of purchase of property and equipment, acquisition consideration payments, and changes in restricted cash balances.

During the three months ended March 31, 2018, net cash used in investing activities was $5.3 million, which was used to purchase property and equipment.
During the three months ended March 31, 2017, net cash used in investing activities was $9.0 million. We used $9.3 million to purchase property and equipment, which was partially offset by $0.3 million proceeds from the sale of assets.
Financing Activities
Cash flow from financing activities consists primarily of the net change in our overall indebtedness, payment of associated financing costs, payment of deferred consideration for our acquisitions and the issuance or repurchase of equity.
During the three months ended March 31, 2018, cash flows used in financing activities was $27.7 million. We paid $25.5 million of principal payments related to our 2017 Term Loan, including voluntary prepayments of $17.0 million, and made $2.2 million of principal payments related to capital lease obligations.
During the three months ended March 31, 2017, cash flows provided by financing activities was $11.2 million. We paid $8.9 million under our term loans and made $2.0 million of principal payments related to capital lease obligations. In addition, we paid $0.8 million of deferred consideration for our final deferred payment for Mojoness, Inc. These payments were partially offset by $0.6 million of proceeds that we received from the exercise of stock options.

Free Cash Flow
Free cash flow, or FCF, is a non-GAAP financial measure that we calculate as GAAP cash flow from operations less capital expenditures and capital lease obligations. We believe that FCF provides investors with an indicator of our ability to generate positive cash flows after meeting our obligations with regard to capital expenditures (including capital lease obligations).
The following table reflects the reconciliation of cash flow from operations to free cash flow (“FCF”) (all data in thousands):

	Three Months Ended March 31,
	2017	2018
Cash flow from operations	$33,674	$52,360
Less:
Capital expenditures and capital lease obligations(1)	(11,295)	(7,484)
Free cash flow	$22,379	$44,876

(1) Capital expenditures during the three months ended March 31, 2017 and 2018 includes $2.0 million and $2.2 million, respectively, of principal payments under a three year capital lease for software. The remaining balance on the capital lease is $13.1 million as of March 31, 2018.
Free cash flow increased by $22.5 million from $22.4 million for the three months ended March 31, 2017 to $44.9 million for the three months ended March 31, 2018. This increase was due primarily to improved operating profit in our email marketing segment, reduced payments of interest of $4.5 million due to our 2017 Refinancing, a short-term delay of vendor payments which favorably impacted free cash flow by $7.1 million, and reduced capital expenditures and capital lease obligations of $3.8 million. These increases in cash flow were partially offset by lower subscriber billings which resulted in lower increases in deferred revenue. This decrease in subscriber billings was mainly the result of our decision to direct marketing investments away from gateway products and other non-strategic brands and towards our key brands, which we believe generate higher lifetime revenue and a better potential return on our marketing investments.
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

Contractual Obligations and Commitments
There have been no significant changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K filed with the SEC on February 22, 2018.

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
Interest Rate Sensitivity
We had cash and cash equivalents of $86.7 million at March 31, 2018, the majority of which was held in operating accounts for working capital purposes and other general corporate purposes which includes payment of principal and interest under our indebtedness. As of March 31, 2018, we had approximately $1,580.3 million outstanding under our 2017 Term Loan, $350.0 million outstanding under the Senior Notes and $0.0 million outstanding under the 2016 Revolver.
The 2017 Term Loan automatically bears interest at the bank’s reference rate unless we give notice to opt for the LIBOR-based interest rate. The LIBOR-based interest rate for a term loan is 4.00% per annum plus the greater of an adjusted LIBOR and 1.00%. The reference rate for a term loan is 3.00% per annum plus the greatest of the prime rate, the federal funds effective rate plus 0.50%, an adjusted LIBOR for a one-month interest period plus 1.00%, or 2.00%.
We have the ability to draw down against the 2016 Revolver using a LIBOR-based interest rate or an alternate base rate. The LIBOR-based interest rate for a revolver loan is 4.0% per annum (subject to a leverage-based step-down) plus an adjusted LIBOR for a selected interest period. The alternate base rate for a revolver loan is 3.0% (subject to a leverage-based step down) plus the greatest of the prime rate, the federal funds rate plus 0.50% and an adjusted LIBOR or a one-month interest period plus 1.00%.We are also required to pay a commitment fee of 0.50% per annum to the lenders based on the average daily unused principal amount of the 2016 Revolver.
Based on our aggregate indebtedness outstanding under our 2017 Term Loan of $1,580.3 million as of March 31, 2018, a 100 basis point increase in the adjusted LIBOR above the LIBOR floor would result in a $15.9 million increase in our aggregate interest payments over a 12-month period, and a 100 basis point decrease at the current LIBOR rate would result in a $15.9 million decrease in our interest payments.
We entered into a three-year interest rate cap on December 9, 2015 as part of our risk management strategy. This interest rate cap limits our exposure to interest rate increases on $500.0 million of our 2017 Term Loan. Since the LIBOR interest rate for this loan was greater than the interest rate cap as of March 31, 2018, our interest rate cap has begun to protect us on interest charges for $500.0 million of outstanding debt.
Inflation Risk
We do not believe that inflation has a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability to do so could harm our business, financial condition and results of operations.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of March 31, 2018, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation of our disclosure controls and procedures as of March 31, 2018, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2018, there has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
From time to time we are involved in legal proceedings or subject to claims arising in the ordinary course of our business. We are not presently involved in any such legal proceeding or subject to any such claim that, in the opinion of our management, would have a material adverse effect on our business, operating results or financial condition. However, the results of such legal proceedings or claims cannot be predicted with certainty, and regardless of the outcome, can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. Neither the ultimate outcome of the matters listed below nor an estimate of any probable losses or any reasonably possible losses (other than the reserves specifically discussed below) can be assessed at this time.
Endurance
We received a subpoena dated December 10, 2015 from the Boston Regional Office of the SEC, requiring the production of certain documents, including, among other things, documents related to our financial reporting, including operating and non-GAAP metrics, refund, sales and marketing practices and transactions with related parties. We are fully cooperating with the SEC’s investigation. We are also in discussions with the Boston Regional Office regarding a potential resolution of its investigation, and reserved $8.0 million during the three months ended September 30, 2017 in connection with a potential resolution of both this investigation and the Constant Contact investigation discussed below. We can make no assurances as to whether the investigation will be resolved by agreement and/or the time or resources that will need to be devoted to this investigation or its final outcome, or the impact, if any, of this investigation or any related legal or regulatory proceedings on our business, financial condition, results of operations and cash flows.
On May 4, 2015, Christopher Machado, a purported holder of our common stock, filed a civil action in the United States District Court for the District of Massachusetts against us and our former chief executive officer and our former chief financial officer, captioned Machado v. Endurance International Group Holdings, Inc., et al., Civil Action No. 1:15-cv-11775-GAO. The plaintiff filed an amended complaint on December 8, 2015, and a second amended complaint on March 18, 2016. We moved to dismiss the second amended complaint, but before the court ruled on our motion, with our assent, the plaintiff filed a third amended complaint on June 30, 2017. In the third amended complaint, plaintiffs Christopher Machado and Michael Rubin allege claims for violations of Section 10(b) and 20(a) of the Exchange Act, and Sections 11, 12(a)(2), and 15 of the Securities Act, on behalf of a purported class of purchasers of our securities between October 25, 2013 and December 16, 2015, including persons or entities who purchased or acquired our shares pursuant or traceable to the registration statement and prospectus issued in connection with our October 25, 2013 initial public offering. The plaintiffs challenge as false or misleading certain of our disclosures about the total number of subscribers, average revenue per subscriber, the number of customers paying over $500 per year for our products and services, and the average number of products sold per subscriber. The plaintiffs seek, on behalf of themselves and the purported class, compensatory damages, rescissory damages as to class members who purchased shares pursuant to the offering and the plaintiffs' costs and expenses of litigation. We moved to dismiss the third amended complaint on August 29, 2017. The plaintiffs' memorandum in opposition to our motion to dismiss was filed on October 30, 2017, and our reply memorandum was filed on December 14, 2017. On January 12, 2018, the parties filed a joint motion to stay all proceedings pending the outcome of a mediation between the parties scheduled for February 23, 2018. The court granted the stay on February 21, 2018. The parties did not resolve the matter at the mediation on February 23, 2018, but have continued to productively discuss a potential resolution of this matter. On March 20, 2018, the court granted the parties' joint motion to continue the stay of all proceedings. We have recorded a reserve in connection with a possible settlement of this action, although no agreement has been reached with the plaintiffs. The aggregate amount of this reserve and the reserve for the Constant Contact McGee litigation discussed below is $8.5 million, which was recorded during the three months ended March 31, 2018. If the parties agree on a settlement, it will be subject to court approval.  We can make no assurance that the parties will agree on a settlement, or that the court will approve any such settlement.
Constant Contact
On December 10, 2015, Constant Contact received a subpoena from the Boston Regional Office of the SEC, requiring the production of documents pertaining to Constant Contact’s sales, marketing, and customer retention practices, as well as periodic public disclosure of financial and operating metrics. We are fully cooperating with the SEC’s investigation. As discussed above, we are in discussions with the Boston Regional Office regarding a potential resolution of its investigation, and reserved $8.0 million during the three months ended September 30, 2017 in connection with a potential resolution of both this investigation and the Endurance investigation discussed above. We currently expect that any settlement arising from the SEC investigation of Constant Contact will involve asserted scienter-based claims. In addition, we can make no assurances as to whether the investigation will be resolved by agreement and/or the time or resources that will need to be devoted to this investigation or its final outcome, or the impact, if any, of this investigation or any related legal or regulatory proceedings on our business, financial condition, results of operations and cash flows.

On August 7, 2015, a purported class action lawsuit, William McGee v. Constant Contact, Inc., et al, was filed in the United States District Court for the District of Massachusetts against Constant Contact and two of its former officers. An amended complaint, which named an additional former officer as a defendant, was filed December 19, 2016. The lawsuit asserts claims under Sections 10(b) and 20(a) of the Exchange Act, and is premised on allegedly false and/or misleading statements, and non-disclosure of material facts, regarding Constant Contact’s business, operations, prospects and performance during the proposed class period of October 23, 2014 to July 23, 2015. The parties mediated the claims on March 27, 2018, and as a result of that mediation reached an agreement in principle with the lead plaintiff, which is subject to approval by the court. In connection with that agreement, we have recorded a reserve. The aggregate amount of this reserve and the reserve for the Endurance Machado litigation discussed above is $8.5 million, which was recorded during the three months ended March 31, 2018. We cannot make any assurances as to whether the settlement will be approved by the court.
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

Our total subscriber base decreased during the twelve months ended March 31, 2018, and we expect that it will continue to decrease for the foreseeable future. Key factors contributing to the decrease in our subscriber base are are discussed in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations. If we are not successful in addressing these factors or the other factors listed above, we may not be able to return to or maintain positive subscriber growth in the future, which could have a material adverse effect on our business and financial results.
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
Our systems supporting our web presence and domain segments are not fully redundant, and we have not yet implemented a complete disaster recovery plan or a business continuity plan. Although the redundancies we do have in place will permit us to respond, at least to some degree, to failures of applications and systems, our data centers are vulnerable in the event of failure. Most of our web presence subscribers, and a significant portion of our domain subscribers, are hosted across five U.S.-based data centers, one of which is owned by us and the rest of which are co-located, and accordingly, any failure or downtime in these data center facilities would affect a significant percentage of our subscribers. While we have a disaster recovery system that covers most of our email marketing subscribers, this system may not be able to recover all data and services in the event of a significant outage. We do not yet have adequate structures or systems in place to recover from a data center’s severe impairment or total destruction, and recovery from the total destruction or severe impairment of any of our major data centers would be extremely difficult and may not be possible at all. Closing any of these data centers without adequate notice could result in lengthy, if not permanent, interruptions in the availability of our solutions and loss of vast amounts of subscriber data.
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
We collect, handle, store and transmit large amounts of sensitive, confidential, personal and proprietary information, including payment card information and information we receive from or maintain on behalf of our subscribers. Unauthorized access to, use of, or loss of this type of information may cause damage to our platforms, service interruptions to our subscribers, harm our reputation and result in increased security costs, litigation, regulatory investigations or other liabilities. These type of incidents can result from numerous sources, including: physical or electronic security breaches; viruses, ransomware or other malware; hardware vulnerabilities such as Meltdown and Spectre; accident or human error by our own personnel or those of our partners; criminal activity or malfeasance (including by our own personnel); fraud or impersonation scams perpetrated against us; or security events impacting our third-party service providers. We have experienced security events such as these in the past and expect they will continue in the future. To date, we do not believe that any of these events has had a material effect on us, but we may experience larger and more serious incidents in the future.
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
While we have dedicated resources to overall information and cybersecurity risk management, our program has not reached a level of operational maturity to anticipate and proactively address the cyber risks that we face. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks. Moreover, we may not be able to immediately detect that such an attack has been launched, if, for example, unauthorized access to our systems was obtained without our knowledge in preparation for an attack contemplated to commence in the future. Cyber-attacks may target us, our subscribers, our partners, banks, credit card processors, delivery services, e-commerce in general or the communication infrastructure on which we depend. We also rely on third parties to provide physical security for most of our data centers and other facilities. Any physical security breach to our data centers or other facilities could result in unauthorized access or damage to our systems.
Our employees, including our employee and contract support agents are often targeted by, and may be vulnerable to, e-mail scams, phishing, social media or similar attacks, as well as social engineering tactics used to perpetrate fraud. We have experienced and may in the future experience security attacks that cause our support agents to divulge confidential information about us or our subscribers, or to introduce viruses, worms or other malicious software programs onto their computers, allowing the perpetrators to, among other things, gain access to our systems or our subscribers’ accounts. Our subscribers have in the past, and may in the future, use weak passwords, accidentally disclose their passwords or store them on a mobile device that is lost or stolen, or otherwise compromise or fail to ensure the security of their data, creating the perception that our systems are not secure against third-party access when their accounts are compromised and used maliciously by third parties. In addition, if third parties with which we work, such as vendors, partners or developers, violate applicable laws or our policies or disclose our confidential information due to human error or technical issues, such violations or incidents may also put our information and our subscribers’ information at risk and could in turn have an adverse effect on our business and reputation.
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
We could also incur significant fines or lose our ability to process payments using credit cards if we fail to follow payment card industry data security standards, or PCI DSS, even if there is no compromise of subscriber information. During the course of compliance reviews during 2016, we discovered control gaps in our current adherence to the PCI DSS 3.2 standard. Although we are in the process of remediating these gaps, if we are unable to complete the remediation process in a timely manner, we may incur financial penalties, our payment networks may increase the processing fees they charge to us, or we may lose our ability to process credit cards, any of which could have a material adverse effect on our financial results. In addition, we may have difficulty negotiating competitive rates with payment networks for as long as the control gaps remain.
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
We have made and expect to continue to make significant expenditures to maintain, develop and expand our business. Our revenue and subscriber growth may be insufficient to achieve or maintain profitability in light of our expenditure levels. As further discussed in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, our total subscriber base decreased during the twelve months ended March 31, 2018, and revenue in our web presence segment declined year over year. If we are not successful in addressing the factors that have contributed to these developments, we may not be able to either increase subscriber and revenue growth or maintain current subscriber and revenue levels, which could result in a material adverse effect on our business and financial results. We may incur significant losses in the future for these or a number of other reasons, including interest expense related to our substantial indebtedness and the other risks described in this report.
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
Complex technology platforms, software applications and systems such as ours often contain errors or defects, such as errors in computer code, vulnerabilities or other systems errors, particularly when first introduced or when new versions, enhancements or updates are released. Because we also rely on third parties to develop many of our solutions, our products and services may contain additional errors or defects as a result of the integration of the third party’s product. Despite quality assurance measures, internal testing and beta testing by our subscribers, we cannot guarantee that our current and future solutions will be free of serious defects, which could result in lost revenue or a delay in market acceptance. Such errors in computer code, vulnerabilities or other system errors have in the past and may in the future result in performance issues, loss of data, data breaches, malware outbreaks, DDoS attacks staged by using our resources, and other issues. To date, we do not believe that any of these errors has had a material effect on us, but we may experience larger and more serious incidents in the future.
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

•
the Communications Decency Act of 1996, or CDA, generally protects interactive computer service providers such as us, from liability for certain online activities of their customers, such as the publication of defamatory or other objectionable content. As an interactive computer services provider, we do not monitor hosted websites or prescreen the content placed by our subscribers on their sites. Accordingly, under the CDA, we are generally not responsible for the subscriber-created content hosted on our servers. However, the CDA does not apply in foreign jurisdictions, and new or proposed legislation now or in the future, such as the recently enacted Allow States and Victims to Fight Online Sex Trafficking Act of 2017, or FOSTA, may reduce the immunity provided to us by the CDA. This could require us to develop or purchase tools that automatically screen for certain types of customer content, which would likely be expensive and time-consuming. Further, despite the CDA, we may nonetheless be brought into disputes between our subscribers and third parties which would require us to devote management time and resources to resolve such matters. We could also be the target of negative publicity about these types of disputes or about our hosting of websites or facilitating of email messages containing objectionable content (including, for example, alleged terrorist or racist content), particularly since there has recently been increasing pressure on companies providing social media platforms and other technology companies to screen for and remove these types of content. Such publicity could also have an adverse effect on our reputation and therefore our business.

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

Although these statutes and case law in the United States have generally shielded us from liability for subscriber activities to date, court rulings in pending or future litigation, or future legislative or regulatory actions, may narrow the scope of protection afforded us under these laws. Several court decisions and the enactment of FOSTA arguably have already narrowed the scope of the immunity provided to interactive computer services in the United States under the CDA. In addition, laws governing these activities are unsettled in many international jurisdictions, or may prove difficult or impossible for us to comply with in some international jurisdictions. Also, notwithstanding the exculpatory language of these bodies of law, we may be embroiled in complaints and lawsuits which, even if ultimately resolved in our favor, add cost to our doing business and may divert management’s time and attention. Finally, other existing bodies of law, including the criminal laws of various states, may be deemed to apply or new statutes or regulations may be adopted in the future, any of which could expose us to further liability and increase our costs of doing business.
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

•	Liability for trademark infringement if one or more domain names in our domain name portfolios that we own and provide for resale is alleged to violate another party’s trademark; and

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
We now have, and expect to continue to have, significant indebtedness that could result in a material and adverse effect on our business. As of March 31, 2018, we had approximately $1.9 billion of aggregate indebtedness, net of original issue discounts of $24.8 million and deferred financing costs of $36.3 million. Under our new first lien term loan facility entered into on June 14, 2017, which refinanced our prior first lien term loan facilities, we are required to repay approximately $8.5 million of principal at the end of each quarter and are required to pay accrued interest upon the maturity of each interest accrual period. We estimate that our interest payments on our new first lien term loan facility will be approximately $96.9 million for 2018. The interest accrual periods under Senior Credit Facilities are typically three months in duration, except for LIBOR-based revolver loans, which are generally one or three months in duration. The actual amounts of our debt servicing payments vary based on the amounts of indebtedness outstanding, whether we borrow on a LIBOR or base rate basis, the applicable interest accrual periods and the applicable interest rates, which vary based on prescribed formulas. We are also required to pay accrued interest on the Notes on a semi-annual basis. We paid approximately $19.0 million of interest on the Notes during the three months ended March 31, 2018, and estimate that our remaining interest payments on the Notes for 2018 will be $19.0 million and will take place in the third quarter of 2018.
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
A substantial portion of our issued and outstanding common stock can be traded without restriction at any time, and the remaining shares of our issued and outstanding common stock can be sold subject to volume limitations and other requirements applicable to affiliate sales under the federal securities laws. As such, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. In addition, we have registered 38,000,000 shares of common stock that have been issued or reserved for future issuance under our Amended and Restated 2013 Stock Incentive Plan and 14,346,830 shares of common stock that have been issued or reserved for future issuance under our Constant Contact, Inc. Second Amended and Restated 2011 Stock Incentive Plan. Of these shares, as of March 31, 2018, a total of 22,478,987 shares of our common stock are subject to outstanding options, restricted stock units and restricted stock awards, of which 14,364,094 shares are exercisable or have vested. The exercise of these options or the vesting of restricted stock units and shares of restricted stock and the subsequent sale of the common stock underlying such options or upon the vesting of such restricted stock units and restricted stock awards could cause a decline in our stock price. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. We cannot predict the size of future issuances or the effect, if any, that any future issuances may have on the market price for our common stock.
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
As of March 31, 2018, our directors, executive officers and their affiliates beneficially own, in the aggregate, 50.8% of our issued and outstanding common stock. Specifically, investment funds and entities affiliated with Warburg Pincus own, in the aggregate, 37.1% of our issued and outstanding common stock, and investment funds and entities affiliated with Goldman Sachs own, in the aggregate, approximately 10.9% of our issued and outstanding common stock. As a result, these stockholders, if they act together, could have significant influence over the outcome of matters submitted to our stockholders for approval. Our stockholders’ agreement contains agreements among the parties with respect to certain matters, including the election of directors, and certain restrictions on our ability to effect specified corporate transactions. If these stockholders were to act together, they could have significant influence over the management and affairs of our company. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock. In particular, the significant ownership interest of investment funds and entities affiliated with Warburg

Pincus and Goldman Sachs in our common stock could adversely affect investors’ perceptions of our corporate governance practices.
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

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number
2.1*	Agreement and Plan of Merger, dated October 30, 2015, by and among Constant Contact, Inc., the Registrant, and Paintbrush Acquisition Corporation	8-K	001-36131	November 2, 2015	2.1
3.1	Restated Certificate of Incorporation of the Registrant	S-1/A	333-191061	October 23, 2013	3.3
3.2	Amended and Restated By-Laws of the Registrant	8-K	001-36131	January 30, 2017	3.1
4.1	Specimen certificate evidencing shares of common stock of the Registrant	S-1/A	333-191061	October 8, 2013	4.1
4.2	Second Amended and Restated Registration Rights Agreement, dated as of October 24, 2013, by and among the Registrant and the other parties thereto	10-Q	001-36131	November 7, 2014	4.2
4.3	Stockholders Agreement, dated as of October 24, 2013, by and among the Registrant and certain holders of the Registrant’s common stock	10-Q	001-36131	November 7, 2014	4.3
4.4	Indenture (including form of Note), dated as of February 9, 2016, among EIG Investors Corp., the Registrant, the Endurance Guarantors party thereto and Wilmington Trust, National Association, as trustee	8-K	001-36131	February 10, 2016	4.1

4.5	Exchange and Registration Rights Agreement, dated as of February 9, 2016, among EIG Investors Corp., the Registrant, the Endurance Guarantors party thereto, Goldman, Sachs & Co., Credit Suisse Securities (USA) LLC and Jefferies LLC	10-Q	001-36131	May 9, 2016	4.6
10.1#	2018 Management Incentive Plan					X
10.2+	Seventh Amendment to Collocation/Interconnection License, dated February 23, 2018, by and between Markley Boston, LLC and The Endurance International Group, Inc.					X
10.3+
Second Amendment to Collocation/Interconnection License, dated February 23, 2018, by and between Markley Boston, LLC (as the succeeding entity arising out of a merger with One Summer Collocation, LLC) and The Endurance International Group, Inc.
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

ENDURANCE INTERNATIONAL GROUP HOLDINGS, INC.

Date: May 4, 2018	By:	/s/ Marc Montagner
Marc Montagner
Chief Financial Officer (Principal Financial Officer)