Form 10-Q
period 2018-06-30
Endurance International Group Holdings, Inc.
filed 2018-08-02
CIK 1237746

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 30, 2018, there were 143,512,419 shares of the issuer’s common stock, $0.0001 par value per share, outstanding.

Endurance International Group Holdings, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31, 2017	June 30, 2018
Assets		(unaudited)
Current assets:
Cash and cash equivalents	$66,493	$75,499
Restricted cash	2,625	1,670
Accounts receivable	15,945	12,085
Prepaid domain name registry fees	53,805	58,944
Prepaid commissions	—	41,842
Prepaid expenses and other current assets	29,327	30,328
Total current assets	168,195	220,368
Property and equipment—net	95,452	82,758
Goodwill	1,850,582	1,849,529
Other intangible assets—net	455,440	403,835
Deferred financing costs	3,189	3,099
Investments	15,267	15,266
Prepaid domain name registry fees, net of current portion	10,806	11,680
Prepaid commissions, net of current portion	—	42,034
Other assets	2,155	9,296
Total assets	$2,601,086	$2,637,865
Liabilities, redeemable non-controlling interest and stockholders’ equity
Current liabilities:
Accounts payable	$11,058	$7,871
Accrued expenses	79,991	74,033
Accrued interest	24,457	18,751
Deferred revenue	361,940	385,676
Current portion of notes payable	33,945	31,606
Current portion of capital lease obligations	7,630	7,427
Deferred consideration—short term	4,365	2,651
Other current liabilities	4,031	3,842
Total current liabilities	527,417	531,857
Long-term deferred revenue	90,972	96,828
Notes payable—long term, net of original issue discounts of $25,811 and $23,527 and deferred financing costs of $37,736 and $35,049, respectively	1,858,300	1,815,221
Capital lease obligations—long term	7,719	4,013
Deferred tax liability	19,696	29,897
Deferred consideration—long term	3,551	1,320
Other liabilities	10,426	10,970
Total liabilities	2,518,081	2,490,106
Redeemable non-controlling interest	—	—
Stockholders’ equity:
Preferred Stock—par value $0.0001; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock—par value $0.0001; 500,000,000 shares authorized; 140,190,695 and 142,868,329 shares issued at December 31, 2017 and June 30, 2018, respectively; 140,190,695 and 142,867,992 outstanding at December 31, 2017 and June 30, 2018, respectively	14	14
Additional paid-in capital	931,033	946,122
Accumulated other comprehensive loss	(541)	(1,202)
Accumulated deficit	(847,501)	(797,175)
Total stockholders’ equity	83,005	147,759
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$2,601,086	$2,637,865
See accompanying notes to consolidated financial statements.

Endurance International Group Holdings, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
Revenue	$292,258	$287,770	$587,395	$579,126
Cost of revenue	146,583	130,746	295,332	264,652
Gross profit	145,675	157,024	292,063	314,474
Operating expense:
Sales and marketing	72,106	66,546	144,878	133,902
Engineering and development	20,149	21,959	40,511	41,876
General and administrative	40,580	30,744	79,660	69,519
Transaction expenses	193	—	773	—
Total operating expense	133,028	119,249	265,822	245,297
Income from operations	12,647	37,775	26,241	69,177
Other income (expense):
Interest income	185	227	303	431
Interest expense	(45,658)	(38,346)	(85,174)	(74,396)
Total other expense—net	(45,473)	(38,119)	(84,871)	(73,965)
Loss before income taxes and equity earnings of unconsolidated entities	(32,826)	(344)	(58,630)	(4,788)
Income tax expense	2,628	1,650	8,402	4,267
Loss before equity earnings of unconsolidated entities	(35,454)	(1,994)	(67,032)	(9,055)
Equity (income) loss of unconsolidated entities, net of tax	(39)	(25)	(39)	2
Net loss	$(35,415)	$(1,969)	$(66,993)	$(9,057)
Net loss attributable to non-controlling interest	51	—	277	—
Excess accretion of non-controlling interest	3,663	—	7,247	—
Total net loss attributable to non-controlling interest	3,714	—	7,524	—
Net loss attributable to Endurance International Group Holdings, Inc.	$(39,129)	$(1,969)	$(74,517)	$(9,057)
Comprehensive income (loss):
Foreign currency translation adjustments	1,228	(2,425)	1,914	(1,845)
Unrealized (loss) gain on cash flow hedge, net of taxes of $(192) and $45, and $(230) and $370 for the three months and six months ended June 30, 2017 and 2018, respectively	(176)	144	(392)	1,184
Total comprehensive loss	$(38,077)	$(4,250)	$(72,995)	$(9,718)
Basic net loss per share attributable to Endurance International Group Holdings, Inc.	$(0.29)	$(0.01)	$(0.55)	$(0.06)
Diluted net loss per share attributable to Endurance International Group Holdings, Inc.	$(0.29)	$(0.01)	$(0.55)	$(0.06)
Weighted-average common shares used in computing net loss per share attributable to Endurance International Group Holdings, Inc.:
Basic	137,295,120	142,340,561	136,124,347	141,356,567
Diluted	137,295,120	142,340,561	136,124,347	141,356,567
See accompanying notes to consolidated financial statements.

Endurance International Group Holdings, Inc.
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2017	2018
Cash flows from operating activities:
Net loss	$(66,993)	$(9,057)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	27,162	24,864
Amortization of other intangible assets	69,207	51,713
Amortization of deferred financing costs	3,530	2,986
Amortization of net present value of deferred consideration	377	251
Dividend from minority interest	50	—
Amortization of original issue discounts	1,732	2,126
Stock-based compensation	29,169	14,382
Deferred tax expense (benefit)	4,346	2,672
(Gain) loss on sale of assets	(128)	261
(Gain) loss of unconsolidated entities	(39)	2
Financing costs expensed	5,487	1,228
Loss on early extinguishment of debt	992	331
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,359	3,740
Prepaid expenses and other current assets	(1,343)	(8,560)
Accounts payable and accrued expenses	(9,004)	(12,880)
Deferred revenue	16,518	8,193
Net cash provided by operating activities	82,422	82,252
Cash flows from investing activities:
Purchases of property and equipment	(19,295)	(13,381)
Proceeds from sale of assets	287	—
Purchases of intangible assets	(1,680)	—
Net cash used in investing activities	(20,688)	(13,381)
Cash flows from financing activities:
Proceeds from issuance of term loan and notes, net of original issue discounts	1,693,007	1,580,305
Repayments of term loans	(1,714,661)	(1,630,693)
Payment of financing costs	(6,060)	(1,295)
Payment of deferred consideration	(5,408)	(4,196)
Principal payments on capital lease obligations	(3,908)	(3,909)
Proceeds from exercise of stock options	1,132	456
Net cash used in financing activities	(35,898)	(59,332)
Net effect of exchange rate on cash and cash equivalents and restricted cash	2,076	(1,488)
Net increase in cash and cash equivalents and restricted cash	27,912	8,051
Cash and cash equivalents and restricted cash:
Beginning of period	56,898	69,118
End of period	$84,810	$77,169
Supplemental cash flow information:
Interest paid	$80,122	$72,461
Income taxes paid	$2,459	$2,122
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
The Company has revised amounts reported for gross profit, net loss and adjusted EBITDA for the web presence and the domain segments in the segment disclosures, which impacted fiscal years 2016 and 2017. The amounts reported for the email marketing segment were not impacted. The revisions arose because of an error in the classification of certain domain registration expenses. Domain segment gross profit, net income (loss) and adjusted EBITDA were overstated by $3.0 million for fiscal year 2016, and by $6.9 million for fiscal year 2017, and web presence segment gross profit, net income (loss) and adjusted EBITDA were understated by equal amounts. Consolidated results were not impacted by this misstatement. See Note 20, Segment Information, for further details.

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
Unaudited Interim Financial Information
The accompanying interim consolidated balance sheet as of June 30, 2018, and the related consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2017 and 2018, cash flows for the six months ended June 30, 2017 and 2018, and the notes to consolidated financial statements are unaudited. These unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. The unaudited consolidated financial statements include, in the opinion of management, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of the Company’s financial position at June 30, 2018, results of operations for the three and six months ended June 30, 2017 and 2018 and cash flows for the six months ended June 30, 2017 and 2018. The consolidated results in the consolidated statements of operations and comprehensive loss are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2018.
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
Software Development Costs
The Company accounts for software development costs for internal-use software under the provisions of ASC 350-40, Internal-Use Software. Accordingly, certain costs to develop internal-use computer software are capitalized, provided these costs are expected to be recoverable. During the three and six months ended June 30, 2017, the Company capitalized internal-use software development costs of $3.3 million and $6.2 million, respectively. During the three and six months ended June 30, 2018, the Company capitalized internal-use software costs of $2.7 million and $4.3 million, respectively.
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
During the quarter ended March 31, 2018, the Company further adjusted management responsibilities regarding certain reporting units, which resulted in additional adjustments to internal financial reporting structures. The total number of reporting units remains at ten, however, goodwill was reallocated between reporting units as a result of this change. The Company estimated the amount of goodwill to be reallocated at $48.0 million. The Company tested goodwill for impairment based on the goodwill reallocation. No impairment charge was identified as a result of this test.
Goodwill as of June 30, 2018 is $1,849.5 million. The carrying value of goodwill that was allocated to the domain, email marketing and web presence reporting segments was $29.9 million, $604.3 million and $1,215.4 million, respectively. For the three and six months ended June 30, 2018, no impairment triggering events were identified and no impairment has been recorded.
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
The Company evaluates long-lived intangible and tangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indicators of impairment are present and undiscounted future cash flows are less than the carrying amount, the fair value of the assets is determined and compared to the carrying value. If the fair value is less than the carrying value, then the carrying value of the asset is reduced to the estimated fair value and an impairment loss is charged to expense in the period the impairment is identified. No such impairment losses have been identified in the six months ended June 30, 2017 and 2018.
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
Acquired In-Process Research and Development (IPR&D)
Acquired IPR&D represents the fair value assigned to research and development assets that the Company acquires in connection with business combinations that have not been completed at the date of acquisition. The acquired IPR&D is capitalized as an intangible asset and reviewed on a quarterly basis to determine future use. Any impairment loss of the acquired IPR&D is charged to expense in the period the impairment is identified. No impairment loss was identified during the six months ended June 30, 2017 and 2018.
Revenue Recognition
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09 or ASC 606, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. Since then, the FASB has also issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606), Principals versus Agent Considerations, ASU 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing, and ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments, which further elaborate on the original ASU No. 2014-09. The Company adopted the guidance in ASC 606 on January 1, 2018. Revenue is recognized when control of the promised products or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to for those products and services. In general, the Company determines revenue recognition through the following steps:

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
The Company maintains a reserve for refunds and chargebacks related to revenue that has been recognized and is expected to be refunded, as calculated based on observed historical trends. The Company had a refund and chargeback reserve of $0.5 million and $0.3 million as of December 31, 2017 and June 30, 2018, respectively. The portion of deferred revenue that is expected to be refunded at December 31, 2017 and June 30, 2018 was $1.8 million and $2.0 million, respectively. Based on refund history, approximately 83% of all refunds happen in the same fiscal month that the contract starts or renews, and approximately 96% of all refunds happen within 45 days of the contract start or renewal date.
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
Deferred Revenue
The Company records deferred revenue when cash payments are received or are due in advance of the Company’s performance, including amounts that are refundable. The change in the deferred revenue balance for the six months ended June 30, 2018 is primarily driven by cash payments received or due in advance of the Company satisfying its performance obligations, offset by $276.8 million of revenue recognized that were included in the deferred revenue balance at the beginning of the period.
The following table provides a reconciliation of the Company's deferred revenue as of June 30, 2018:

	Short-term	Long-term
	(in thousands)
Balance at December 31, 2017	$361,940	$90,972
Effect of adoption of ASC 606 to balances at December 31, 2017	20,275	2,882
Recognition of the beginning deferred revenue into revenue, as a result of performance obligations satisfied	(276,763)	—
Cash received in advance during the period	469,692	106,524
Recognition of cash received in the period into revenue, as a result of performance obligations satisfied	(293,018)	—
Reclassification between short-term and long-term	103,550	(103,550)
Balance at June 30, 2018	$385,676	$96,828
The difference between the opening and closing balances of the Company’s deferred liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment. During the six months ended June 30, 2018, the Company recognized $276.8 million and $0.0 million, respectively, from beginning deferred revenue current and long-term balances existing at December 31, 2017. The Company did not recognize any revenue from performance obligations satisfied in prior periods.
The following table provides the remaining performance obligation amounts as of June 30, 2018. These amounts are equivalent to the ending deferred revenue balance of $482.5 million, which includes both short and long-term amounts:

	Web presence	Email marketing	Domain	Total
	(in thousands)
Remaining performance obligation, short-term	$269,555	$55,593	$60,528	$385,676
Remaining performance obligation, long-term	81,922	—	14,906	96,828
Total	$351,477	$55,593	$75,434	$482,504
This backlog of revenue related to future performance obligations is prepaid by customers and supported by executed contracts with customers. The Company has established a reserve of $0.3 million for refunds and chargebacks, 96% of which is expected to materialize in the first 45 days. The remainder of the deferred revenue is expected to be recognized in future periods.
Deferred Customer Acquisition Costs
As a result of the implementation of ASC 606, the Company now capitalizes the incremental costs directly related to obtaining and fulfilling a contract (such as sales commissions and certain direct sales and marketing success based costs), if these costs are expected to be recovered. These costs are amortized over the period the services are transferred to the customer, which is estimated based on customer churn rates for various segments of the business. The Company includes only those incremental costs that would not have been incurred if the contracts had not been entered into:

	Short-term	Long-term
	(in thousands)
Balance at December 31, 2017	$—	$—
Adjustments resulting from adoption of ASC 606	43,408	40,040
Deferred customer acquisition costs incurred in the period	9,092	17,015
Amounts recognized as expense in the period	(25,586)	—
Impact of foreign exchange rates	(92)	(1)
Reclassification between short-term and long-term	15,020	(15,020)
Balance at June 30, 2018	$41,842	$42,034
As of June 30, 2018, the Company has a total of $71.7 million deferred assets relating to costs incurred to obtain or fulfill contracts in its web presence segment, consisting of $0.0 million of incremental, recoverable sales and marketing costs, and $71.7 million of recoverable, specific, success-based sales commissions. As of June 30, 2018, the Company has a total of $10.7 million deferred assets relating to costs incurred to obtain or fulfill contracts in its email marketing segment, consisting of $0.0 million of incremental, recoverable sales and marketing costs, and $10.7 million of recoverable, specific, success-based sales commissions. As of June 30, 2018, the Company has a total of $1.5 million deferred assets relating to costs incurred to obtain or fulfill contracts in its domain segment, consisting of $0.0 million of incremental, recoverable sales and marketing costs, and $1.5 million of recoverable, specific, success-based sales commissions. During the three months ended June 30, 2018, the Company recognized total amortization costs related to the above items of $23.3 million, $2.0 million, and $0.2 million in its web presence, email marketing and domain segments, respectively.
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
The Company exercises judgment to determine the standalone selling price for each distinct performance obligation. In instances where the standalone selling price is not directly observable, such as when the Company does not sell the product or service separately, the Company determines the standalone selling price using information that may include a competitive market assessment approach and other observable inputs. The Company typically has more than one standalone selling price for individual products and services.
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
ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is more likely than not to be realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company had unrecognized tax benefits at December 31, 2017 and June 30, 2018 of $1.1 million and $1.6 million, respectively.
The Company records interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the three and six months ended June 30, 2017, the Company did not incur any interest and penalties related to unrecognized tax benefits. During the three months ended June 30, 2018, the Company recognized $0.0 million of interest and penalties related to unrecognized tax benefits. During the six months ended June 30, 2018, the Company recognized $0.1 million of interest and penalties related to unrecognized tax benefits.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
	(unaudited) (in thousands, except share amounts and per share data)
Net loss attributable to Endurance International Group Holdings, Inc.	$(39,129)	$(1,969)	$(74,517)	$(9,057)
Net loss per share attributable to Endurance International Group Holdings, Inc.:
Basic net loss per share attributable to Endurance International Group Holdings, Inc.	$(0.29)	$(0.01)	$(0.55)	$(0.06)
Diluted net loss per share attributable to Endurance International Group Holdings, Inc.	$(0.29)	$(0.01)	$(0.55)	$(0.06)
Weighted-average common shares used in computing net loss per share attributable to Endurance International Group Holdings, Inc.:
Basic	137,295,120	142,340,561	136,124,347	141,356,567
Diluted	137,295,120	142,340,561	136,124,347	141,356,567
The following number of weighted average potentially dilutive shares were excluded from the calculation of diluted loss per share because the effect of including such potentially dilutive shares would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
	(unaudited)
Restricted stock awards and units	2,472,180	6,604,998	3,212,653	6,243,878
Options	10,609,589	8,606,916	10,831,922	8,787,671
Total	13,081,769	15,211,914	14,044,575	15,031,549
Recent Accounting Pronouncements - Recently Adopted
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. Since then, the FASB has also issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606), Principals versus Agent Considerations, ASU 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing, and ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments, which further elaborate on the original ASU No. 2014-09. The core principle of these updates is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgments and estimates may be required within the revenue recognition process than are required under previous U.S. GAAP. In July 2015, the FASB approved a one-year deferral of the effective date to January 1, 2018, with early adoption to be permitted as of the original effective date of January 1, 2017. Once this standard became effective, companies may use either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures) (the "modified retrospective approach"). The Company adopted this guidance on January 1, 2018 using the modified retrospective approach. The new standard impacted the timing of when certain sales incentive payments, primarily to external parties, are charged to expense as these costs must now be deferred over the life of the related customer relationship, whereas previously these amounts were expensed as incurred. In addition, a small portion of the Company's revenue recognition was impacted by this new guidance. The impact to opening retained earnings as a result of the adoption of the new guidance was $59.4 million, which consists of an $83.4 million deferred asset relating to customer acquisition costs and a $6.1 million deferred asset for domain registration costs, partially offset by a $23.1 million liability for deferred revenue, net of a deferred tax liability of $7.0 million. The Company applied the new guidance to all revenue contracts and did not use any practical expedients. The adoption of Topic 606 impacted the results of operations and certain balance sheet accounts. The impact of applying Topic 606 on the results for reporting periods and balance sheet beginning after January 1, 2018 are presented under Topic 606, while prior amounts are not adjusted and continue to be reported in accordance with the

Company’s historic accounting under Topic 605. The impact of applying Topic 606 as of June 30, 2018 is as follows:

	For the three months ended June 30, 2018 under topic 606	For the three months ended June 30, 2018 under topic 605	Increase (decrease)
Consolidated statement of operations and comprehensive loss data	(in thousands)
Revenue	$287,770	$287,617	$153
Cost of revenue	130,746	130,808	(62)
Sales and marketing	66,546	66,593	(47)

	As of June 30, 2018 under topic 606	As of June 30, 2018 under topic 605	Increase (decrease)
Consolidated balance sheet data	(in thousands)
Prepaid commissions, current portion	$41,842	$—	$41,842
Prepaid commissions, long-term	42,034	—	42,034
Deferred revenue, current	385,676	385,028	648
Deferred revenue, long-term	96,828	96,828	—

	For the three months ended June 30, 2018 under topic 606	For the three months ended June 30, 2018 under topic 605	Increase (decrease)
Consolidated statement of cash flow data	(in thousands)
Net loss	$(1,969)	$(2,231)	$262
Change in prepaid expenses and other assets	(5,863)	(5,972)	(109)
Change in deferred revenue	(2,467)	(2,620)	(153)
Cash flows from operations	29,892	29,892	—

	For the six months ended June 30, 2018 under topic 606	For the six months ended June 30, 2018 under topic 605	Increase (decrease)
Consolidated statement of operations and comprehensive loss data	(in thousands)
Revenue	$579,126	$579,774	$(648)
Cost of revenue	264,652	264,762	(110)
Sales and marketing	133,902	134,424	(522)

	As of June 30, 2018 under topic 606	As of June 30, 2018 under topic 605	Increase (decrease)
Consolidated balance sheet data	(in thousands)
Prepaid commissions, current portion	$41,842	$—	$41,842
Prepaid commissions, long-term	42,034	—	42,034
Deferred revenue, current	385,676	385,028	648
Deferred revenue, long-term	96,828	96,828	—

	For the six months ended June 30, 2018 under topic 606	For the six months ended June 30, 2018 under topic 605	Increase (decrease)
Consolidated statement of cash flow data	(in thousands)
Net loss	$(9,057)	$(9,041)	$(16)
Change in prepaid expenses and other assets	(8,560)	(7,928)	(632)
Change in deferred revenue	8,193	8,841	648
Cash flows from operations	82,252	82,252	—
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
In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718). This new standard provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This amendment is effective for annual or interim periods in fiscal years beginning after December 15, 2017, and should be applied prospectively to an award modified on or after the adoption date. The Company adopted this guidance as of January 1, 2018 and will apply this guidance to any modifications, based on the new definition of a modification, for all periods beginning on or after January 1, 2018. During the three and six months ended June 30, 2018, there were no modifications that would impact the Company's consolidated financial statements.
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This new guidance better aligns an entity's risk management activities and financial reporting for hedging relationships through changes to the designation and measurement guidance for qualifying hedging relationships and to the method of presenting hedge results. The amendments in this guidance require an entity to present the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is reported, to allow users to better understand the results and costs of an entity's hedging program. This new guidance is effective for fiscal years beginning after December 15, 2019 and early adoption is allowed. The amended presentation and disclosure guidance is required only prospectively, while the measurement guidance should be applied to hedges existing at the time of adoption through a one-time cumulative-effect adjustment to accumulated other comprehensive income with respect to the elimination of the separate measurement of ineffectiveness with a corresponding adjustment to the opening balance of the retained earnings. The Company adopted this guidance on June 1, 2018 using the modified retrospective approach. The adoption of the new guidance did not have a material impact on the Company's consolidated financial statements.
Recent Accounting Pronouncements - Recently Issued
In February 2016, the FASB issued ASU No. 2016-02, Leases. Since then, the FASB has also issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, which further clarifies ASU No. 2016-02 and corrects unintended application of guidance. The new standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of its pending adoption of the new standard on its consolidated financial statements, but expects that the adoption will materially increase its assets and liabilities.
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

In July 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718). The new guidance expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments in ASU No. 2018-07 specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor's own operations by issuing share-based payment awards to a non-employee. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contract with Customers. The new guidance is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years and early adoption is permitted, provided the company has already adopted the guidance in Topic 606. A company should only remeasure liability-classified awards that have not been settled by the date of adoption and equity-classified awards for which a measurement date has not been established through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. Upon transition, the company is required to measure these nonemployee awards at fair value as of the adoption date. The Company does not believe the adoption of this ASU will have a material impact on its consolidated financial statements.
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
Summary of Deferred Consideration Related to Acquisitions
Components of short-term and long-term deferred consideration as of December 31, 2017 and June 30, 2018, consisted of the following:

	December 31, 2017		June 30, 2018
	Short- term	Long- term	Short- term	Long- term
	(in thousands)
AppMachine (Acquired in 2016)	$4,365	$3,551	$2,651	$1,320
Total	$4,365	$3,551	$2,651	$1,320
4. Property and Equipment and Capital Lease Obligations
Components of property and equipment consisted of the following:

	December 31, 2017	June 30, 2018
	(in thousands)
Land	$790	$790
Building	5,037	7,140
Software	82,618	87,063
Computers and office equipment	153,273	158,500
Furniture and fixtures	18,825	19,462
Leasehold improvements	22,260	19,665
Construction in process	3,800	1,898
Property and equipment—at cost	286,603	294,518
Less accumulated depreciation	(191,151)	(211,760)
Property and equipment—net	$95,452	$82,758
Depreciation expense related to property and equipment for the three months ended June 30, 2017 and 2018 was $14.1 million and $12.8 million, respectively. Depreciation expense related to property and equipment for the six months ended June 30, 2017 and 2018 was $27.2 million and $24.9 million, respectively.
Property under capital lease with a cost basis of $17.3 million was included in software as of June 30, 2018. The net carrying value of property under capital lease as of June 30, 2018 was $12.1 million.
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
As of December 31, 2017 and June 30, 2018, the Company’s financial assets required to be measured on a recurring basis consist of the 2015 interest rate cap and the 2018 interest rate cap. The Company has classified these interest rate caps, which are discussed in Note 6 below, within Level 2 of the fair value hierarchy.
Basis of Fair Value Measurements

	Balance	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Balance at December 31, 2017
Financial assets:
Interest rate cap (included in other assets)	$452	—	$452	$—
Total financial assets	$452	$—	$452	$—
Balance at June 30, 2018
Financial assets:
Interest rate caps (included in other assets)	$6,791	—	$6,791	$—
Total financial assets	$6,791	$—	$6,791	$—

The carrying amounts of our other financial assets and liabilities including cash, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values because of the relatively short period of time between their origination and their expected realization or settlement.
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
Cash Flow Hedges of Interest Rate Risk
The Company has entered into two three-year interest rate caps as part of its risk management strategy. The interest rate caps, designated as cash flow hedges of interest rate risk, provide for the payment to the Company of variable amounts if interest rates rise above the strike rate on the contract in exchange for an upfront premium. Therefore, these derivatives limit the Company’s exposure if the interest rate rises, but also allow the Company to benefit when the interest rate falls.
The changes in the fair value of derivatives that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income ("AOCI"), and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.
In December 2015, the Company entered into a three-year interest rate cap with $500.0 million notional value outstanding. This interest rate cap was effective beginning on February 29, 2016. The fair value of this interest rate contract included in other assets on the consolidated balance sheet as of June 30, 2018 was $1.6 million, and the Company recognized $0.3 million and $0.7 million of interest expense, respectively, in the Company’s consolidated statement of operations for the three and six months ended June 30, 2018. The Company recognized a $1.9 million gain, net of a tax expense of $0.4 million, in AOCI for the six months ended June 30, 2018. The Company estimates that a cumulative amount of $0.1 million will be reclassified from AOCI to interest expense (as an increase to interest expense) in the next twelve months.
In June 2018, the Company entered into a three-year interest rate cap with $800.0 million notional value outstanding. This interest rate cap will become effective beginning on August 28, 2018. The fair value of this interest rate contract included in other assets on the consolidated balance sheet as of June 30, 2018 was $5.2 million, and the Company recognized $0.1 million and $0.1 million, respectively, of interest expense in the Company’s consolidated statement of operations for the three and six months ended June 30, 2018. The Company recognized a $0.4 million gain, net of a tax expense of $0.0 million, in AOCI for the six months ended June 30, 2018. The Company estimates that an immaterial amount will be reclassified from AOCI to interest expense (as an increase to interest expense) in the next twelve months.
7. Goodwill and Other Intangible Assets
The following table summarizes the changes in the Company’s goodwill balances from December 31, 2017 to June 30, 2018:

	Web Presence	Email Marketing	Domain	Total
	(in thousands)
Goodwill balance at December 31, 2017	$1,216,419	$604,305	$29,858	$1,850,582
Foreign translation impact	(1,053)	—	—	(1,053)
Goodwill balance at June 30, 2018	$1,215,366	$604,305	$29,858	$1,849,529
In accordance with ASC 350, the Company reviews goodwill and other indefinite-lived intangible assets for indicators of impairment on an annual basis and between tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount.
At December 31, 2017, other intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(dollars in thousands)
Developed technology	$285,911	$149,514	$136,397	7 years
Subscriber relationships	659,732	431,938	227,794	7 years
Trade-names	134,054	73,019	61,035	8 years
Intellectual property	34,313	27,336	6,977	5 years
Domain names available for sale	30,458	7,221	23,237	Indefinite
Total December 31, 2017	$1,144,468	$689,028	$455,440
During the six months ended June 30, 2017 and 2018, there were no impairment charges of intangible assets.
At June 30, 2018, other intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(dollars in thousands)
Developed technology	$285,821	$166,499	$119,322	7 years
Subscriber relationships	659,479	458,887	200,592	7 years
Trade-names	134,048	78,650	55,398	8 years
Intellectual property	34,308	28,130	6,178	5 years
Domain names available for sale	30,734	8,389	22,345	Indefinite
Total June 30, 2018	$1,144,390	$740,555	$403,835
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
The Company’s amortization expense is included in cost of revenue in the consolidated statement of operations and comprehensive loss in the aggregate amounts of $34.9 million and $26.0 million for the three months ended June 30, 2017 and 2018, respectively. The Company's amortization expense is included in cost of revenue in the aggregate amounts of $69.2 million and $51.7 million for the six months ended June 30, 2017 and 2018, respectively.
8. Investments
As of December 31, 2017 and June 30, 2018, the Company’s carrying value of investments in privately-held companies was $15.3 million and $15.3 million, respectively.
In January 2012, the Company made an initial investment of $0.3 million to acquire a 25% interest in BlueZone Labs, LLC (“BlueZone”), a provider of “do-it-yourself” tools and managed search engine optimization services.
The Company also has an agreement with BlueZone to purchase products and services. During the three months ended June 30, 2017 and 2018, the Company purchased $0.4 million and $0.3 million, respectively, of products and services from BlueZone, which is included in cost of revenue in the Company’s consolidated statements of operations and comprehensive loss. During the six months ended June 30, 2017 and 2018, the Company purchased $0.9 million and $0.7 million, respectively, of products and services from BlueZone, which is included in cost of revenue in the Company's consolidated statements of operations and comprehensive loss. As of December 31, 2017 and June 30, 2018, $0.1 million and $0.0 million, respectively, relating to the Company’s investment in BlueZone was included in accounts payable and accrued expense in the Company’s consolidated balance sheet. As of December 31, 2017 and June 30, 2018, $0.7 million and $0.3 million, respectively, relating to the Company’s investment in BlueZone was included in prepaid expenses and other current assets in the Company’s consolidated balance sheet. The investment is accounted for using the measurement alternative under ASU 2016-01, Financial Instruments - Overall, as fair value is not readily available.
In May 2014, the Company made a strategic investment of $15.0 million in Automattic, Inc. (“Automattic”), which provides content management systems associated with WordPress. The investment represents less than 5% of the outstanding shares of Automattic and better aligns the Company with an important partner. The investment is accounted for using the measurement alternative under ASU 2016-01 as fair value is not readily available.
Investments in which the Company’s interest is less than 20% and which are not classified as available-for-sale securities are carried at the lower of cost or net realizable value unless it is determined that the Company exercises significant influence over the investee company, in which case the equity method of accounting is used. For those investments in which the Company’s voting interest is between 20% and 50%, the equity method of accounting is used. Under this method, the investment balance, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee company, as they occur, limited to the extent of the Company’s investment in, advances to and commitments for the investee. These adjustments are reflected in equity (income) loss of unconsolidated entities, net of tax in the Company’s consolidated statements of operations and comprehensive loss. The Company recognized net losses of $0.0 million and $0.0 million during the three months ended June 30, 2017 and 2018, respectively, and a net loss of $0.0 million and a gain of $0.0 million, for the six months ended June 30, 2017 and 2018, respectively.
From time to time, the Company may make new and follow-on investments and may receive distributions from investee companies. As of June 30, 2018, the Company was not obligated to fund any follow-on investments in these investee companies.
As of June 30, 2018, the Company did not have an equity method investment in which the Company’s proportionate share of the investee’s net income or loss exceeded 10% of the Company’s consolidated assets or income from continuing operations.
9. Notes Payable
At December 31, 2017 and June 30, 2018, notes payable, net of original issuance discounts (sometimes referred to as "OID") and deferred financing costs, consisted of the following:

	At December 31, 2017	At June 30, 2018
	(in thousands)
2018 First Lien Term Loan	$—	$1,516,562
2017 First Lien Term Loan	1,563,197	—
Notes	329,048	330,265
Revolving credit facilities	—	—
Total notes payable	1,892,245	1,846,827
Current portion of notes payable	33,945	31,606
Notes payable - long term	$1,858,300	$1,815,221
2018 First Lien Term Loan Facility
In connection with the Company's June 20, 2018 refinancing of its then-outstanding term loan (the "2018 Refinancing"), the Company entered into its current first lien term loan facility (the "2018 Term Loan") with an original balance of $1,580.3 million and a maturity date of February 9, 2023. As of June 30, 2018, the 2018 Term Loan had an outstanding balance of:

At June 30, 2018
(in thousands)
2018 First Lien Term Loan	$1,555,403
Unamortized deferred financing costs	(20,656)
Unamortized original issue discount	(18,185)
Net 2018 First Lien Term Loan	1,516,562
Current portion of 2018 First Lien Term Loan	31,606
2018 First Lien Term Loan - long term	$1,484,956

The 2018 Term Loan was issued at par and automatically bears interest at an alternate base rate unless the Company gives notice to opt for the LIBOR-based interest rate. The LIBOR-based interest rate for the 2018 Term Loan is 3.75% per annum plus the greater of an adjusted LIBOR and 1.00%. The alternate base rate for the 2018 Term Loan is 2.75% per annum plus the greatest of the prime rate, the federal funds effective rate plus 0.50%, an adjusted LIBOR for a one-month interest period plus 1.00%, and 2.00%.

The 2018 Term Loan requires quarterly mandatory repayments of principal. During the six months ended June 30, 2018, the Company made one mandatory repayment of $7.9 million and one voluntary repayment of $17.0 million following the 2018 Refinancing.

Interest is payable on maturity of the elected interest period for a term loan with a LIBOR-based interest rate, which interest period can be one, two, three or six months. Interest is payable at the end of each fiscal quarter for a term loan with an alternate base rate.
2017 First Lien Term Loan Facility
The Company's prior first lien term loan facility (the "2017 Term Loan") was entered into in connection with the Company's June 14, 2017 refinancing of its then-outstanding term loans (the "2017 Refinancing"). The 2017 Term Loan had an original balance of $1,697.3 million and a maturity date of February 9, 2023. As of December 31, 2017 and June 30, 2018, the 2017 Term Loan had an outstanding balance of:

	At December 31, 2017	At June 30, 2018
	(in thousands)
2017 First Lien Term Loan	$1,605,792	$—
Unamortized deferred financing costs	(22,456)	—
Unamortized original issue discount	(20,139)	—
Net 2017 First Lien Term Loan	1,563,197	—
Current portion of 2017 First Lien Term Loan	33,945	—
2017 First Lien Term Loan - long term	$1,529,252	$—

The 2017 Term Loan was issued at a price of 99.75% of par and automatically bore interest at an alternate base rate unless the Company gave notice to opt for the LIBOR-based interest rate. The LIBOR-based interest rate for the 2017 Term Loan was 4.00% per annum plus the greater of an adjusted LIBOR and 1.00%. The alternate base rate for the 2017 Term Loan was 3.00% per annum plus the greatest of the prime rate, the federal funds effective rate plus 0.50%, an adjusted LIBOR for a one-month interest period plus 1.00%, and 2.00%.

The 2017 Term Loan required quarterly mandatory repayments of principal. During the six months ended June 30, 2018, the Company made one mandatory repayment of $8.5 million and one voluntary repayment of $17.0 million prior to the 2018 Refinancing.

Interest was payable on maturity of the elected interest period for a term loan with a LIBOR-based interest rate, which interest period could be one, two, three or six months. Interest was payable at the end of each fiscal quarter for a term loan with an alternate base rate.

As part of the 2018 Refinancing, the Company refinanced the then-outstanding 2017 Term Loan balance of $1,580.3 million.

Revolving Credit Facility
In connection with the Company's February 9, 2016 acquisition of Constant Contact and the related financing of that transaction (the "Constant Contact Financing"), the Company entered into a revolving credit facility (the “2016 Revolver”) that replaced the Company's prior revolving credit facility. The 2016 Revolver has an aggregate available amount of $165.0 million. As of December 31, 2017 and June 30, 2018, the Company did not have any balances outstanding under the 2016 Revolver and the full amount of the facility was unused and available.
In June 2018, the Company extended the maturity of a portion of the 2016 Revolver. The 2016 Revolver consists of a non-extended tranche of approximately $58.8 million and an extended tranche of approximately $106.2 million. The non-extended tranche has a maturity date of February 9, 2021. The extended tranche has a maturity date of June 20, 2023, with a "springing" maturity date of November 10, 2022 if the 2018 Term Loan has not been repaid in full or otherwise extended to September 19, 2023 or later prior to November 10, 2022.

The Company has the ability to draw down against the 2016 Revolver using a LIBOR-based interest rate or an alternate base rate. The LIBOR-based interest rate for a non-extended revolving loan is 4.0% per annum (subject to a leverage-based step-down) and for an extended revolving loan is 3.25% per annum (subject to a leverage-based step-down), in each case plus an adjusted LIBOR for a selected interest period. The alternate base rate for a non-extended revolving loan is 3.0% per annum (subject to a leverage-based step-down) and for an extended revolving loan is 2.25% per annum (subject to a leverage-based step-down), in each case plus the greatest of the prime rate, the federal funds rate plus 0.50% and an adjusted LIBOR or a one-month interest period plus 1.00%. There is also a non-refundable commitment fee, equal to 0.50% per annum (subject to a leverage-based step-down) of the daily unused principal amount of the 2016 Revolver, which is payable in arrears on the last day of each fiscal quarter. Interest is payable on maturity of the elected interest period for a revolver loan with a LIBOR-based interest rate, which interest period can be one, two, three or six months. Interest is payable at the end of each fiscal quarter for a revolver loan with an alternate base rate.
Senior Notes
In connection with the Constant Contact Financing, EIG Investors issued $350.0 million aggregate principal amount of senior notes (the "Senior Notes") with a maturity date of February 1, 2024. The Senior Notes were issued at a price of 98.065% of par and bear interest at the rate of 10.875% per annum. The Senior Notes have been fully and unconditionally guaranteed, on a senior unsecured basis, by the Company and its subsidiaries that guarantee the 2018 Term Loan and the 2016 Revolver (including Constant Contact and certain of its subsidiaries). The Company has the right to redeem all or a part of the Senior Notes at any time for a premium which is based on the applicable redemption date. As of December 31, 2017 and June 30, 2018, the Senior Notes had an outstanding balance of:

	At December 31, 2017	At June 30, 2018
	(in thousands)
Senior Notes	$350,000	$350,000
Unamortized deferred financing costs	(15,280)	(14,393)
Unamortized original issuance discount	(5,672)	(5,342)
Net Senior Notes	329,048	330,265
Current portion of Senior Notes	—	—
Senior Notes - long term	$329,048	$330,265
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
Maturity of Notes Payable
The maturity of the notes payable at June 30, 2018 is as follows:

Amounts maturing in:	(in thousands)
(Remainder of) 2018	$15,803
2019	31,606
2020	31,606
2021	31,606
2022	31,606
Thereafter	1,763,176
Total	$1,905,403
Interest
The Company recorded $45.7 million and $38.3 million in interest expense for the three months ended June 30, 2017 and 2018, respectively, and $85.2 million and $74.4 million for the six months ended June 30, 2017 and 2018, respectively.
The following table provides a summary of interest rates and interest expense for the three and six months ended June 30, 2017 and 2018:

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2018	Six Months Ended June 30, 2017	Six Months Ended June 30, 2018
	(percentage per annum)
Interest rate—LIBOR	5.14%-6.68%	5.96%-6.32%	5.14%-6.68%	5.46%-6.32%
Interest rate—reference	*	*	*	*
Interest rate—Senior Notes	10.875%	10.875%	10.875%	10.875%
Non-refundable fee—unused facility	0.50%	0.50%	0.50%	0.50%
	(dollars in thousands)
Interest expense and service fees	$36,165	$34,318	$72,820	$67,075
Loss on extinguishment of debt	992	331	992	331
Deferred financing fees immediately expensed	5,487	1,228	5,487	1,228
Amortization of deferred financing fees	1,786	1,092	3,530	2,986
Amortization of original issue discounts	886	1,068	1,732	2,126
Amortization of net present value of deferred consideration	187	123	377	251
Other interest expense	155	186	236	399
Total interest expense	$45,658	$38,346	$85,174	$74,396
* The Company did not have debt bearing interest based on the alternate base rate for the three and six months ended June 30, 2017 and 2018.
The Company concluded that the 2017 Refinancing was primarily a debt modification of the existing term loans in accordance with ASC 470-50, Debt: Modifications and Extinguishments, with extinguishment relating only to a few existing lenders that did not participate in the 2017 Refinancing. As a result, during the second quarter of 2017, the Company capitalized $4.2 million of additional OID and $0.9 million of deferred financing costs related to new lenders participating in the 2017 Term Loan. These capitalized costs were being amortized over the remaining life of the loan using the effective interest method. Additionally in the second quarter of 2017, the Company recorded a charge of $1.0 million, included in interest expense, to write off OID and deferred financing costs related to the refinanced debt for lenders not participating in the 2017 Term Loan. Lastly, the Company recorded a charge of $5.5 million during the second quarter of 2017, included in interest expense, for deferred financing costs incurred for the 2017 Term Loan that related to existing lenders that carried over from the refinanced debt.
The Company concluded that the 2018 Refinancing was primarily a debt modification of the existing term loan in accordance with ASC 470-50, Debt: Modifications and Extinguishments, with extinguishment relating only to one existing lender that did not participate in the 2018 Refinancing. As a result, during the second quarter of 2018, the Company capitalized $0.4 million of deferred financing costs related to new lenders participating in the 2018 Term Loan. These capitalized costs will be amortized over the remaining life of the loan using the effective interest method. Additionally, in the second quarter of 2018, the Company recorded a charge of $0.3 million, included in interest expense, to write off OID and deferred financing costs related to the refinanced debt for the lender not participating in the 2018 Term Loan. Lastly, the Company recorded a charge of $1.2 million during the second quarter of 2018, included in interest expense, for deferred financing costs incurred for the 2018 Term Loan that related to existing lenders that carried over from the refinanced debt.
Debt Covenants
The 2018 Term Loan and 2016 Revolver (together, the "Senior Credit Facilities") require that the Company complies with a financial covenant to maintain a maximum ratio of consolidated senior secured net indebtedness to an adjusted consolidated EBITDA measure.
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
The Company was in compliance with all covenants at June 30, 2018.
10. Stockholders’ Equity
Voting Rights
All holders of common stock are entitled to one vote per share.
Changes in Total Stockholders' Equity
The following table presents the changes in total stockholders’ equity during the six months ended June 30, 2018:

Total Stockholders’ Equity
(in thousands)
Balance at December 31, 2017	$83,005
Stock-based compensation	14,382
Reclassification of stock-compensation liability award	250
Stock option exercises	456
Foreign currency translation adjustment	(1,845)
Unrealized gain on derivative	1,184
Adjustment to beginning retained earnings resulting from adoption of ASC 606, net of tax impact of $7.0 million	59,384
Net loss attributable to Endurance International Group Holdings, Inc.	(9,057)
Balance at June 30, 2018	$147,759
11. Stock-Based Compensation
2013 Stock Incentive Plan
The Amended and Restated 2013 Stock Incentive Plan (the “2013 Plan”) of the Company became effective upon the closing of its initial public offering ("IPO"). The 2013 Plan provides for the grant of options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to employees, officers, directors, consultants and advisers of the Company. Under the 2013 Plan, the Company may issue up to 38,000,000 shares of the Company’s common stock. At June 30, 2018, there were 16,195,043 shares available for grant under the 2013 Plan.
2011 Stock Incentive Plan
As of February 9, 2016, the effective date of the acquisition of Constant Contact, the Company assumed and converted certain outstanding equity awards granted by Constant Contact under the Constant Contact 2011 Stock Incentive Plan (the “2011 Plan”) prior to the effective date of the acquisition (the “Assumed Awards”) into corresponding equity awards with respect to shares of the Company’s common stock. In addition, the Company assumed certain shares of Constant Contact common stock, par value $0.01 per share, available for issuance under the 2011 Plan (the “Available Shares”), which will be available for future issuance under the 2011 Plan in satisfaction of the vesting, exercise or other settlement of options and other equity awards that may be granted by the Company following the effective date of the acquisition of Constant Contact in reliance on the prior approval of the 2011 Plan by the stockholders of Constant Contact. The Assumed Awards were converted into 2,143,987 stock options and 2,202,846 restricted stock units with respect to the Company’s common stock and the Available Shares were converted into 10,000,000 shares of the Company’s common stock reserved for future awards under the 2011 Plan. At June 30, 2018, there were 8,309,661 shares available for grant under the 2011 Plan.

All Plans
The following table presents total stock-based compensation expense recorded in the consolidated statement of operations and comprehensive loss for all awards granted under the Company’s 2013 Plan and 2011 Plan:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
	(in thousands)
Cost of revenue	$1,661	$852	$3,167	$2,395
Sales and marketing	2,911	1,434	4,764	2,531
Engineering and development	1,728	1,137	2,899	2,282
General and administrative	9,945	3,967	18,339	7,174
Total stock-based compensation expense	$16,245	$7,390	$29,169	$14,382
2013 Stock Incentive Plan
The following table provides a summary of the Company’s stock options as of June 30, 2018 and the stock option activity for all stock options granted under the 2013 Plan during the six months ended June 30, 2018:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(3) (in thousands)
Outstanding at December 31, 2017	8,575,150	$12.30
Granted	611,010	$7.50
Exercised	(7,669)	$8.15
Forfeited	(270,352)	$12.81
Expired	(1,106,751)	$13.25
Outstanding at June 30, 2018	7,801,388	$11.77	5.0	$3,305
Exercisable at June 30, 2018	5,519,312	$12.70	3.6	$133
Expected to vest after June 30, 2018 (1)	2,282,076	$9.52	8.5	$3,172
Exercisable as of June 30, 2018 and expected to vest (2)	7,801,388	$11.77	5.0	$3,305

(1)	This represents the number of unvested options outstanding as of June 30, 2018 that are expected to vest in the future.

(2)	This represents the number of vested options as of June 30, 2018 plus the number of unvested options outstanding as of June 30, 2018 that are expected to vest in the future.

(3)
The aggregate intrinsic value was calculated based on the positive difference, if any, between the estimated fair value of the Company’s common stock on June 30, 2018 of $9.95 per share, or the date of exercise, as appropriate, and the exercise price of the underlying options.

Restricted stock units granted under the 2013 Plan generally vest annually over a three-year period, unless otherwise determined by the Company’s board of directors. The following table provides a summary of the Company’s restricted stock unit activity for the 2013 Plan during the six months ended June 30, 2018:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2017	3,004,137	$7.93
Granted	3,714,447	$7.48
Vested	(856,119)	$9.32
Canceled	(225,775)	$7.81
Non-vested at June 30, 2018	5,636,690	$7.66
Restricted stock awards granted under the 2013 Plan generally vest annually over a four-year period, unless otherwise determined by the Company’s board of directors. Performance-based restricted stock awards are earned based on the achievement of performance criteria established by the Company’s compensation committee and board of directors. The following table provides a summary of the Company’s restricted stock award activity for the 2013 Plan during the six months ended June 30, 2018:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2017	3,432,946	$13.79
Granted	—	$—
Vested	(796,715)	$12.22
Canceled	(2,112,884)	$14.87
Non-vested at June 30, 2018	523,347	$11.80
2015 Performance Based Award
During fiscal year 2015, the Company granted a performance-based restricted stock award to the Company’s chief executive officer ("CEO") at that time, Hari Ravichandran, which provided for the opportunity to fully earn up to 3,693,754 shares of the Company’s common stock (the “Award Shares”) over a three-year period beginning July 1, 2015 and ending on June 30, 2018 (the “Performance Period”). Award Shares could be earned based on the Company achieving pre-established, threshold, target and maximum performance metrics.
In April 2017, the Company announced that its board of directors and Mr. Ravichandran adopted a CEO transition plan. As a result of this transition, Mr. Ravichandran's employment with the Company ended during the fourth quarter of fiscal year 2017. Upon the end of his employment, Mr. Ravichandran received the Award Shares earned in the quarters completed prior to the separation, plus the maximum number of Award Shares eligible to be earned in the quarter in which the separation occurred, which amounted to 1,661,439 shares. The unearned 2,032,315 shares were forfeited. All charges relating to this award were recognized prior to January 1, 2018.
2016 Performance Based Awards
On February 16, 2016, the compensation committee of the board of directors of the Company approved the grant of performance-based restricted stock awards to the Company’s chief financial officer (“CFO”), chief operating officer (“COO”) at that time and chief administrative officer (“CAO”) at that time. Based on the Company's achievement of Constant Contact revenue, adjusted EBITDA and cash flow metrics, each executive earned the maximum number of shares subject to his or her award. The CFO earned 223,214 shares of the Company’s stock, the COO earned 260,416 shares of the Company’s stock, and the CAO earned 148,810 shares of the Company’s stock. These earned shares vested on March 31, 2017. During the three months ended March 31, 2017, the Company recognized $1.2 million of stock-based compensation expense related to these performance-based awards, which was the last quarter stock-based compensation was recorded relating to these awards.
New CEO Award
On August 11, 2017, the Company and Jeffrey H. Fox entered into an employment agreement (the “Employment Agreement”) appointing Mr. Fox as the Company’s president and chief executive officer effective upon his employment start date (the “Effective Date”) of August 22, 2017. The Employment Agreement provided for Mr. Fox to receive, on the Effective Date, an equity award under the 2013 Plan with a total value of $10,375,000 as of August 11, 2017, split between an award of 1,032,500 restricted stock units (the “RSU Award”) and an option to purchase 612,419 shares of the Company’s common stock (the “Stock Option Grant”).
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
2011 Stock Incentive Plan
The following table provides a summary of the Company’s stock options as of June 30, 2018 and the stock option activity for all stock options granted under the 2011 Plan during the six months ended June 30, 2018:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value(3) (in thousands)
Outstanding at December 31, 2017	888,260	$8.75
Granted	—	$—
Exercised	(64,568)	$6.10
Forfeited	(7,160)	$10.19
Expired	(30,445)	$8.68
Outstanding at June 30, 2018	786,087	$8.96	3.9	$1,131
Exercisable at June 30, 2018	562,224	$8.68	3.6	$945
Expected to vest after June 30, 2018 (1)	223,863	$9.66	4.7	$186
Exercisable as of June 30, 2018 and expected to vest (2)	786,087	$8.96	3.9	$1,131

(1)	This represents the number of unvested options outstanding as of June 30, 2018 that are expected to vest in the future.

(2)	This represents the number of vested options as of June 30, 2018 plus the number of unvested options outstanding as of June 30, 2018 that are expected to vest in the future.

(3)
The aggregate intrinsic value was calculated based on the positive difference, if any, between the estimated fair value of the Company’s common stock on June 30, 2018 of $9.95 per share, or the date of exercise, as appropriate, and the exercise price of the underlying options.

Unless otherwise determined by the Company’s board of directors, restricted stock units granted under the 2011 Plan generally vest annually over a three- or a four-year period. The following table provides a summary of the Company’s restricted stock unit activity for the 2011 Plan during the six months ended June 30, 2018:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2017	1,541,141	$8.30
Granted	41,379	$7.25
Vested	(469,978)	$8.32
Canceled	(61,189)	$8.57
Non-vested at June 30, 2018	1,051,353	$8.24
Under both the 2011 and 2013 Plans combined, as of June 30, 2018 the Company had approximately $10.8 million of unrecognized stock-based compensation expense related to option awards that will be recognized over 1.8 years and approximately $50.2 million of unrecognized stock-based compensation expense related to restricted stock awards and restricted stock units that will be recognized over 2.3 years.
12. Accumulated Other Comprehensive Income
The following table presents the components of accumulated other comprehensive income (loss):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total
	(in thousands)
Balance at December 31, 2017	$696	$(1,237)	$(541)
Other comprehensive income (loss)	(1,845)	1,184	(661)
Balance at June 30, 2018	$(1,149)	$(53)	$(1,202)
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
As of and for the period ended June 30, 2018, the financial position and results of operations of Shanghai Xiao are consolidated within, but are not material to, the Company’s consolidated financial position or results of operations.
14. Revenue
Adoption of ASC Topic 606, “Revenue from Contracts with Customers”
The Company recorded a net increase to opening retained earnings of $59.4 million as of January 1, 2018 due to the cumulative impact of adopting Topic 606, with the impact primarily related to customer acquisition costs. The impact to revenue and customer acquisition costs during the three months ended June 30, 2018 as a result of applying Topic 606 was an increase of $0.2 million and an increase of $0.0 million, respectively. The impact to revenue and customer acquisition costs during the six months ended June 30, 2018 was a decrease of $0.6 million and an increase of $0.5 million, respectively.
During the three and six months ended June 30, 2018, the Company recognized $287.8 million and $579.1 million of revenue, respectively, the majority of which was derived from contracts with customers.
During the three and six months ended June 30, 2018, the Company did not incur any impairment losses on any receivables or contract assets arising from the Company’s contracts with customers.
During the three and six months ended June 30, 2018, the Company did not incur any credit losses on any receivables or contract assets, arising from the Company’s contracts with customers.
In accordance with ASC 606, the Company disaggregates revenue from contracts with customers based on the timing of revenue recognition. The Company determined that disaggregating revenue into these categories depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. As discussed in Note 20. Segment Information, the Company business consists of the web presence, domain and email marketing segments. The following table presents disaggregated revenues by category for the three and six months ended June 30, 2018:

	Three Months Ended June 30, 2018
	Web presence	Email marketing	Domain	Total
	(in thousands)
Subscriber revenue
Direct revenue from subscribers	$141,640	$100,732	$12,638	$255,010
Professional services	3,321	356	98	3,775
Reseller revenue	5,491	906	13,171	19,568
Total subscriber revenue	$150,452	$101,994	$25,907	$278,353

Non-subscriber revenue
MDF	$1,975	$160	$192	$2,327
Premium domains	36	—	5,566	5,602
Domain parking	252	—	1,236	1,488
Total non-subscriber revenue	$2,263	$160	$6,994	$9,417

Total revenue:	$152,715	$102,154	$32,901	$287,770

	Six Months Ended June 30, 2018
	Web presence	Email marketing	Domain	Total
	(in thousands)
Subscriber revenue
Direct revenue from subscribers	$285,452	$201,767	$26,274	$513,493
Professional services	6,704	746	197	7,647
Reseller revenue	11,246	1,765	26,551	39,562
Total subscriber revenue	$303,402	$204,278	$53,022	$560,702

Non-subscriber revenue
MDF	$3,813	$323	$221	$4,357
Premium domains	67	—	10,756	10,823
Domain parking	450	—	2,794	3,244
Total non-subscriber revenue	$4,330	$323	$13,771	$18,424

Total revenue:	$307,732	$204,601	$66,793	$579,126
Subscriber revenue is primarily recognized over time, when the services are performed, except for third party products for which the Company acts as an agent. Revenue from third party products for which the Company acts as an agent is recognized at a point in time, when the revenue is earned.
Revenue, classified by the major geographic areas in which the Company’s customers are located, was as follows for the three and six months ended June 30, 2018:

	Three Months Ended June 30, 2018
	Web presence	Email marketing	Domain	Total
	(in thousands)
Domestic	102,643	93,744	13,082	209,469
International	50,072	8,410	19,819	78,301
Total	$152,715	$102,154	$32,901	$287,770

	Six Months Ended June 30, 2018
	Web presence	Email marketing	Domain	Total
	(in thousands)
Domestic	206,658	187,725	26,016	420,399
International	101,074	16,876	40,777	158,727
Total	$307,732	$204,601	$66,793	$579,126
15. Redeemable Non-controlling Interest
On January 6, 2016, the Company increased its stake from a 49.0% to a 57.5% controlling interest in WZ (UK) Ltd. ("WZ UK"), an entity specialized in marketing certain of the Company's products. The minority investors could put their non-controlling interest, or NCI, to the Company within pre-specified put periods. As the NCI was subject to a put option that was outside the control of the Company, it was deemed a redeemable non-controlling interest and was not recorded in permanent equity, and was presented in mezzanine redeemable non-controlling interest on the consolidated balance sheet. The Company increased its ownership to 77.5% in May of 2016.
On July 13, 2016, the Company completed a restructuring with the minority shareholders that resulted in Pseudio Limited and Resume Labs Limited becoming wholly-owned subsidiaries of WZ UK, and acquired an increased ownership of the consolidated entity which brought the Company's ownership of WZ UK to 86.4%. The restructuring significantly reduced the amount of the potential redemption amount payable to the minority shareholders, and gave the Company the flexibility to reduce investments in this business. Based on these reduced investments, the estimated value of the non-controlling interest was below the expected redemption amount of $25.0 million, which resulted in $14.2 million of excess accretion that reduced income available to common shareholders for the period starting on the date of the restructuring through the redemption date of July 1, 2017. The Company recognized excess accretion of $3.7 million and $7.2 million for the three and six months ended June 30, 2017, respectively, which is reflected in net loss attributable to accretion of non-controlling interest in the Company’s consolidated statements of operations and comprehensive loss. Prior to the third quarter of 2016, the Company did not have any accretion amounts in excess of fair value. On July 7, 2017, the Company redeemed the remaining redeemable non-controlling interest for $25.0 million.
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
The Company recognizes, in its consolidated financial statements, the effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. During the quarter ended September 31, 2017, management concluded that the Company’s material tax positions require the recording of an ASC 740-10 reserve, with interest and penalties, for uncertain income tax positions as of September 30, 2017. The Company has unrecognized tax positions at December 31, 2017 and June 30, 2018 of $1.1 million and $1.6 million, respectively, that would affect its effective tax rate. The Company does not expect a significant change in the liability for unrecognized tax benefits in the next 12 months.
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

•	Net Operating Losses (“NOL”) incurred from the Company’s inception to June 30, 2018;

•	Expiration of various federal, state and foreign tax attributes;

•	Reversals of existing temporary differences;

•	Composition and cumulative amounts of existing temporary differences; and

•	Forecasted profit before tax.
The Company updates the scheduling of the reversal of the consolidated U.S. deferred tax assets and liabilities each quarter, as the deferred tax liabilities have continued to decrease and the Company generated pre-tax losses. Based on the analysis of the above evidence, the Company recorded a reduction of $0.5 million to its valuation allowance during the three months ended June 30, 2018, mostly related to the different book and tax treatment of goodwill.
For the three months ended June 30, 2017 and 2018, the Company recognized a tax expense of $2.6 million and $1.7 million, respectively, in the consolidated statements of operations and comprehensive loss. The income tax expense for the three months ended June 30, 2018 was primarily attributable to a federal and state deferred tax expense of $2.1 million due primarily to the different book and tax treatment of goodwill, a federal and state current income tax benefit of $0.2 million and a foreign current tax benefit of $0.4 million.
The income tax expense for the three months ended June 30, 2017 was primarily attributable to a federal and state deferred tax expense of $1.7 million due primarily to the different book and tax treatment of goodwill, federal and state current income taxes of $0.9 million, foreign current tax expense of $0.8 million, offset by a foreign deferred tax benefit of $0.8 million.
For the six months ended June 30, 2017 and 2018, the Company recognized a tax expense of $8.4 million and $4.3 million, respectively, in the consolidated statements of operations and comprehensive loss. The income tax expense for the six months ended June 30, 2018 was primarily attributable to a federal and state deferred tax expense of $2.8 million due primarily to the different book and tax treatment of goodwill, a federal and state current income tax expense of $0.7 million, and a foreign current tax expense of $0.8 million. The income tax expense for the six months ended June 30, 2017 was primarily attributable to a federal and state deferred tax expense of $5.3 million related to the different book and tax treatment of goodwill, federal and state current income taxes of $2.4 million, a foreign current tax expense of $1.7 million, partially offset by a foreign deferred tax benefit of $1.0 million.
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
Tax Cuts and Jobs Act
On December 22, 2017, the United States enacted tax reform legislation by passage of the commonly named Tax Cuts and Jobs Act which significantly changes the existing U.S. tax laws, including a reduction in the corporate tax rate from 35% to 21%, a move from a worldwide tax system to a territorial system, as well as other changes. As a result of enactment of the legislation, the Company incurred an additional one-time income tax benefit on the re-measurement of certain deferred tax assets and liabilities in the amount of $16.9 million for the year ended December 31, 2017. The legislation also introduced substantial international tax reform that moves the U.S. toward a territorial system, in which income earned in other countries will generally not be subject to U.S. taxation. The accumulated foreign earnings of U.S. shareholders of certain foreign corporations will be subject to a one-time transition tax. Amounts held in cash or cash equivalents will be subject to a 15.5%

tax, while amounts held in illiquid assets will be subject to an eight percent tax. Due to an accumulated deficit in the undistributed earnings of our foreign subsidiaries, the one-time transition tax will not apply to the Company. Additionally, the legislation also contains provisions which would generally limit the Company's deduction for interest expense to 30% of adjusted taxable earnings before interest, taxes, depreciation and amortization ("Tax EBITDA"). The legislation includes provisions which provide a deduction related to intangible income that is owned in the U.S., an additional tax charge related to income from intangibles owned outside the U.S., and a new base-erosion and anti-abuse tax. Although the Company has substantially completed its work on the effects of the Tax Cuts and Jobs Act, it continues to evaluate certain sections of the new law that may be pertinent to the Company's tax situation. The Company has also adopted an accounting policy, as provided by the FASB in their January 10, 2018 Board Meeting, to account for the tax effects of the Global Intangible Low Tax Income ("GILTI") in the periods that the Company is subject to such tax. As a result of this accounting policy, the Company will not be recording the tax effect of the deferred tax assets and liabilities associated with the GILTI tax.
17. Severance and Other Exit Costs
The Company continues to evaluate its data center, sales and marketing, support and engineering operations and the general and administrative function in an effort to optimize its cost structure. As a result, the Company may incur charges for employee severance, exiting facilities and restructuring data center commitments and other related costs.
2018 Restructuring Plan
In January 2018, the Company announced plans to eliminate approximately 71 positions, later increased to approximately 95 positions, primarily in the Asia Pacific region and to a lesser extent in the U.S., in order to streamline operations and create operational efficiencies (the "2018 Restructuring Plan"). During the three and six months ended June 30, 2018, the Company incurred severance costs of $1.2 million and $2.9 million, and paid $1.0 million and $1.8 million, respectively, and had a remaining accrued severance liability of $1.1 million as of June 30, 2018 in connection with the 2018 Restructuring Plan.
The Company expects to complete severance charges related to the 2018 Restructuring Plan during the year ending December 31, 2018.
2017 Restructuring Plan
In January 2017, the Company announced plans to close certain offices as part of a plan to consolidate certain web presence customer support operations, resulting in severance costs. These severance charges were associated with the elimination of approximately 660 positions, primarily in customer support. Additionally, the Company implemented additional restructuring plans to create operational efficiencies and synergies related to the Constant Contact acquisition, which resulted in additional severance charges for the elimination of approximately 50 positions. During the three and six months ended June 30, 2018, in connection with these plans (together, the “2017 Restructuring Plan”), the Company recorded a reduction to severance costs of $0.1 million due to an accrual reversal and a charge of $0.0 million, respectively, and paid $0.9 million and $2.8 million, respectively. The Company had a remaining accrued severance liability of $0.8 million as of June 30, 2018.
In connection with the 2017 Restructuring Plan, the Company closed offices in Orem, Utah and relocated certain employees to its Tempe, Arizona office. During the three and six months ended June 30, 2018, the Company recorded an expense of $0.0 million and reductions of $0.2 million, respectively, and paid $0.0 million and $0.1 million, respectively. The Company had a remaining accrued facility liability of $0.0 million as of June 30, 2018.
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
The severance charges were associated with the elimination of approximately 265 positions across the business. The Company incurred all employee-related charges associated with the 2016 Restructuring Plan during the year ended December 31, 2016 and all severance payments were complete at December 31, 2017. There is no severance accrual remaining as of June 30, 2018.
The 2016 Restructuring Plan included the closure of offices in San Francisco, California, Delray Beach, Florida, New York, New York, Miami, Florida, the United Kingdom and Brazil, and the relocation of certain employees to our Austin, Texas office. The Company also closed a portion of the Constant Contact offices in Waltham, Massachusetts. During the three and six months ended June 30, 2018, the Company recorded charges of $0.2 million and $0.1 million, respectively. The Company paid $0.4 million and $1.0 million, respectively, of facility costs related to the 2016 Restructuring Plan during the three and six months ended June 30, 2018. The Company had a remaining accrued facility liability of $4.7 million as of June 30, 2018.

Other than the adjustment mentioned above, the Company completed facility-related charges associated with the 2016 Restructuring Plan during the year ended December 31, 2016, and expects to complete facility exit cost payments related to this plan during the year ending December 31, 2022.
Activity of Combined Restructuring Plans
The following table provides a summary of the aggregate activity for the six months ended June 30, 2018 related to the Company’s combined restructuring plans' severance accrual:

Employee Severance
(in thousands)
Total
Balance at December 31, 2017	$3,668
Severance charges	2,876
Cash paid	(4,575)
Balance at June 30, 2018	$1,969
The following table provides a summary of the aggregate activity for the six months ended June 30, 2018 related to the Company’s combined restructuring plans' facilities exit accrual:

Facilities
(in thousands)
Total
Balance at December 31, 2017	$6,005
Facility adjustments	(52)
Sublease income received	322
Cash paid	(1,498)
Balance at June 30, 2018	$4,777
The following table presents restructuring charges recorded in the consolidated statements of operations and comprehensive loss for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2018	2017	2018
	(in thousands)
Cost of revenue	$700	$859	$3,443	$1,406
Sales and marketing	875	104	2,249	116
Engineering and development	426	48	1,078	356
General and administrative	2,467	284	3,325	946
Total restructuring charges	$4,468	$1,295	$10,095	$2,824
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
The Company received a subpoena dated December 10, 2015 from the Boston Regional Office of the SEC, requiring the production of certain documents, including, among other things, documents related to its financial reporting, including operating and non-GAAP metrics, refund, sales and marketing practices and transactions with related parties. On June 5, 2018, the Company announced that it had settled both this investigation and the Constant Contact investigation discussed below by consenting to the SEC's entry of a cease and desist order (the "Order"), without admitting or denying the SEC's findings set forth in the Order, and by paying a civil monetary penalty. The Company accrued the penalty in its fiscal quarter ended September 30, 2017 and paid the penalty in the fiscal quarter ended June 30, 2018.
On May 4, 2015, Christopher Machado, a purported holder of the Company’s common stock, filed a civil action in the United States District Court for the District of Massachusetts against the Company and its former chief executive officer and former chief financial officer, captioned Machado v. Endurance International Group Holdings, Inc., et al., Civil Action No. 1:15-cv-11775-GAO. The plaintiff filed an amended complaint on December 8, 2015, and a second amended complaint on March 18, 2016. The Company moved to dismiss the second amended complaint, but before the court ruled on the Company's motion, with the Company's assent, the plaintiff filed a third amended complaint on June 30, 2017. In the third amended complaint, plaintiffs Christopher Machado and Michael Rubin allege claims for violations of Section 10(b) and 20(a) of the Exchange Act, and Sections 11, 12(a)(2), and 15 of the Securities Act, on behalf of a purported class of purchasers of the Company’s securities between October 25, 2013 and December 16, 2015, including persons or entities who purchased or acquired the Company's shares pursuant or traceable to the registration statement and prospectus issued in connection with the Company's October 25, 2013 initial public offering. The plaintiffs challenge as false or misleading certain of the Company’s disclosures about the total number of subscribers, average revenue per subscriber, the number of customers paying over $500 per year for the Company’s products and services, and the average number of products sold per subscriber. The plaintiffs seek, on behalf of themselves and the purported class, compensatory damages, rescissory damages as to class members who purchased shares pursuant to the offering and the plaintiffs' costs and expenses of litigation. The Company moved to dismiss the third amended complaint on August 29, 2017. The plaintiffs' memorandum in opposition to the Company's motion to dismiss was filed on October 30, 2017, and the Company's reply memorandum was filed on December 14, 2017. On January 12, 2018, the parties filed a joint motion to stay all proceedings pending the outcome of a mediation between the parties scheduled for February 23, 2018. The court granted the stay on February 21, 2018. The parties did not resolve the matter at the mediation on February 23, 2018, but continued thereafter to productively discuss a potential resolution of this matter. The court extended the stay to allow the parties to continue their discussions. On May 17, 2018, the parties executed a term sheet memorializing their agreement in principal to settle the action. The parties then negotiated the terms and conditions of a stipulation and agreement of settlement and related papers, which provide for the release of all claims asserted against the Company and its former chief executive officer and former chief financial officer. On July 6, 2018, the plaintiffs filed an unopposed motion seeking preliminary approval of the proposed settlement, certification of the proposed settlement class for settlement purposes only, and approval of notice to the settlement class. The court has not yet ruled on this motion. The Company's contribution to the settlement pool under the proposed settlement would be approximately equal to the amount it reserved in connection with a possible settlement of this action. The aggregate amount of this reserve and the reserve for the Constant Contact McGee litigation discussed below was originally $8.5 million recorded during the three months ended March 31, 2018, and subsequently adjusted to $8.3 million during the three months ended June 30, 2018. The Company cannot make any assurances as to whether the settlement will be approved by the court.
Constant Contact
On February 9, 2016, the Company acquired all of the outstanding shares of common stock of Constant Contact.
On December 10, 2015, Constant Contact received a subpoena from the Boston Regional Office of the SEC, requiring the production of documents pertaining to Constant Contact’s sales, marketing, and customer retention practices, as well as periodic public disclosure of financial and operating metrics. As discussed above, on June 5, 2018, the Company announced that it had settled both this investigation and the Endurance investigation discussed above by consenting to the SEC's entry of the Order, without admitting or denying the SEC's findings set forth in the Order, and by paying a civil monetary penalty. The Company accrued the penalty in its fiscal quarter ended September 30, 2017 and paid the penalty in the fiscal quarter ended June 30, 2018.
On August 7, 2015, a purported class action lawsuit, William McGee v. Constant Contact, Inc., et al, was filed in the United States District Court for the District of Massachusetts against Constant Contact and two of its former officers. An amended complaint, which named an additional former officer as a defendant, was filed December 19, 2016. The lawsuit asserts claims under Sections 10(b) and 20(a) of the Exchange Act, and is premised on allegedly false and/or misleading statements, and non-disclosure of material facts, regarding Constant Contact’s business, operations, prospects and performance during the proposed class period of October 23, 2014 to July 23, 2015. The parties mediated the claims on March 27, 2018, and as a result of that mediation reached an agreement in principle with the lead plaintiff to settle the action. The parties then negotiated the terms and conditions of a stipulation and agreement of settlement and related papers, which provide for the release of all claims asserted against Constant Contact and its former officers. On May 18, 2018, the plaintiffs filed an unopposed motion seeking preliminary approval of the proposed settlement, certification of the proposed settlement class for settlement purposes only, and approval of notice to the settlement class. The court has not yet ruled on this motion. The Company's contribution to the settlement pool under the proposed settlement would be approximately equal to the amount it reserved in connection with a possible settlement of this action. The aggregate amount of this reserve and the reserve for the Endurance Machado litigation discussed above was originally $8.5 million recorded during the three months ended March 31,

2018, and subsequently adjusted to $8.3 million during the three months ended June 30, 2018. The Company cannot make any assurances as to whether the settlement will be approved by the court.
19. Related Party Transactions
The Company has various agreements in place with related parties. Below are details of significant related party transactions that occurred during the three and six months ended June 30, 2017 and 2018.
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
The following table presents the amounts of related party transactions recorded in the consolidated statements of operations and comprehensive loss for the periods presented relating to services provided by Tregaron and its affiliates under these agreements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
	(in thousands)
Cost of revenue	$3,100	$3,525	$6,000	$7,225
Sales and marketing	400	270	500	445
Engineering and development	200	270	650	670
General and administrative	50	20	100	45
Total related party transaction expense, net	$3,750	$4,085	$7,250	$8,385
As of December 31, 2017, approximately $1.5 million was included in accounts payable and accrued expense relating to services provided by Tregaron. As of June 30, 2018, approximately $1.6 million was included in accounts payable and accrued expense relating to services provided by Tregaron.
Innovative Business Services, LLC:
The Company also has agreements with Innovative Business Services, LLC (“IBS”), which provides multi-layered third-party security and website performance applications that are sold by the Company. During the three months ended June 30, 2018, a director of the Company and the Company’s former chief executive officer, who is a holder of more than 5.0% of the Company's capital stock, continued to hold a material financial interest in IBS.
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
The following table presents the amounts of related party transactions recorded in the consolidated statements of operations and comprehensive loss for the periods presented relating to services provided by IBS and its affiliates under these agreements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
	(in thousands)
Revenue	$(900)	$(1,445)	$(2,000)	$(2,645)
Revenue (contra)	1,950	2,090	4,150	4,340
Total related party transaction impact to revenue	$1,050	$645	$2,150	$1,695
Cost of revenue	175	170	375	320
Total related party transaction expense, net	$1,225	$815	$2,525	$2,015

As of December 31, 2017 and June 30, 2018, approximately $0.2 million and $0.2 million, respectively, was included in prepaid expenses and other current assets relating to the Company’s agreements with IBS.
As of December 31, 2017 and June 30, 2018, approximately $1.3 million and $0.6 million, respectively was included in accounts payable and accrued expense relating to the Company’s agreements with IBS.
As of December 31, 2017 and June 30, 2018, approximately $0.7 million and $0.9 million, respectively, was included in accounts receivable relating to the Company’s agreements with IBS.
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
The Company measures profitability of these segments based on revenue, gross profit, and adjusted EBITDA. The accounting policies of each segment are the same as those described in the summary of significant accounting policies; please refer to Note 2: Summary of Significant Accounting Policies, for further details. The following tables contain financial information for each reportable segment for the three and six months ended June 30, 2017 and 2018:

	Three Months Ended June 30, 2017
	Web presence	Email marketing	Domain	Total
	(in thousands)
	(as revised)
Revenue(1)	$160,122	$99,086	$33,050	$292,258
Gross profit	$74,284	$63,123	$8,268	$145,675

Net (loss) income	$(27,805)	$(2,276)	$(5,334)	$(35,415)
Interest expense, net(2)	19,801	25,179	493	45,473
Income tax expense (benefit)	3,354	(1,367)	641	2,628
Depreciation	9,583	3,526	942	14,051
Amortization of other intangible assets	14,996	18,565	1,379	34,940
Stock-based compensation	12,723	1,900	1,622	16,245
Restructuring expenses	3,348	769	351	4,468
Transaction expenses and charges	—	193	—	193
(Gain) loss of unconsolidated entities	(39)	—	—	(39)
Impairment of other long-lived assets	—	—	—	—
Shareholder litigation reserve	—	—	—	—
Adjusted EBITDA	$35,961	$46,489	$94	$82,544

	Three Months Ended June 30, 2018
	Web presence	Email marketing	Domain	Total
	(in thousands)
Revenue(1)	$152,715	$102,154	$32,901	$287,770
Gross profit	$75,702	$71,376	$9,946	$157,024

Net (loss) income	$(8,243)	$9,481	$(3,207)	$(1,969)
Interest expense, net(2)	18,385	17,329	2,405	38,119
Income tax expense (benefit)	870	581	199	1,650
Depreciation	8,391	3,406	999	12,796
Amortization of other intangible assets	11,863	13,239	876	25,978
Stock-based compensation	5,424	1,288	678	7,390
Restructuring expenses	788	420	87	1,295
Transaction expenses and charges	—	—	—	—
(Gain) loss of unconsolidated entities	(25)	—	—	(25)
Impairment of other long-lived assets	—	—	—	—
Shareholder litigation reserve	(197)	—	(43)	(240)
Adjusted EBITDA	$37,256	$45,744	$1,994	$84,994

	Six Months Ended June 30, 2017
	Web presence	Email marketing	Domain	Total
	(in thousands)
	(as revised)
Revenue(1)	$324,131	$196,875	$66,389	$587,395
Gross profit	$152,154	$122,895	$17,014	$292,063

Net (loss) income	$(46,823)	$(10,228)	$(9,942)	$(66,993)
Interest expense, net(2)	36,191	47,698	982	84,871
Income tax expense (benefit)	11,847	(6,144)	2,699	8,402
Depreciation	18,002	7,399	1,761	27,162
Amortization of other intangible assets	29,547	36,927	2,733	69,207

Stock-based compensation	22,513	3,724	2,932	29,169
Restructuring expenses	5,476	4,061	558	10,095
Transaction expenses and charges	—	773	—	773
(Gain) loss of unconsolidated entities	(39)	—	—	(39)
Impairment of other long-lived assets	—	—	—	—
Shareholder litigation reserve	—	—	—	—
Adjusted EBITDA	$76,714	$84,210	$1,723	$162,647

	Six Months Ended June 30, 2018
	Web presence	Email marketing	Domain	Total
	(in thousands)
Revenue(1)	$307,732	$204,601	$66,793	$579,126
Gross profit	$150,075	$143,553	$20,846	$314,474

Net (loss) income	$(25,351)	$24,610	$(8,316)	$(9,057)
Interest expense, net(2)	35,371	33,738	4,856	73,965
Income tax expense (benefit)	7,191	(5,026)	2,102	4,267
Depreciation	16,368	6,552	1,944	24,864
Amortization of other intangible assets	23,871	26,332	1,510	51,713
Stock-based compensation	10,497	2,696	1,189	14,382
Restructuring expenses	1,600	582	642	2,824
Transaction expenses and charges	—	—	—	—
(Gain) loss of unconsolidated entities	2	—	—	2
Impairment of other long-lived assets	—	—	—	—
Shareholder litigation reserve	5,548	1,500	1,212	8,260
Adjusted EBITDA	$75,097	$90,984	$5,139	$171,220

(1)
Revenue excludes intercompany transactions relating to domain sales and domain services from the domain segment to the web presence segment of $2.3 million and $5.6 million, respectively, for the three and six months ended June 30, 2017, and $2.4 million and $5.1 million, respectively, for the three and six months ended June 30, 2018.

(2)	Interest expense includes impact of amortization of deferred financing costs, original issuance discounts and interest income.
The CODM does not use asset information to allocate resources or make operating decisions.
The Company has revised amounts reported for gross profit, net loss and adjusted EBITDA for the web presence and the domain segments in the segment disclosures, which impacted fiscal years 2016 and 2017. The amounts reported for the email marketing segment were not impacted. The revisions arose because of an error in the classification of certain domain registration expenses. Domain segment gross profit, net income (loss) and adjusted EBITDA were overstated by $3.0 million for fiscal year 2016, and by $6.9 million for fiscal year 2017, and web presence segment gross profit, net income (loss) and adjusted EBITDA were understated by equal amounts. Consolidated results were not impacted by this misstatement. The following table reflects the differences between the amounts as reported and the amounts as revised for gross profit, net loss and adjusted EBITDA for the web presence and domain segments for the three and six months ended June 30, 2017:

	Three Months Ended June 30, 2017
	Web presence		Domain
	(in thousands)
	(as reported)	(as revised)	(as reported)	(as revised)
Gross profit	$72,457	$74,284	$10,095	$8,268
Net loss	$(29,881)	$(27,805)	$(3,258)	$(5,334)
Adjusted EBITDA	$34,133	$35,961	$1,922	$94

	Six Months Ended June 30, 2017
	Web presence		Domain
	(in thousands)
	(as reported)	(as revised)	(as reported)	(as revised)
Gross profit	$149,203	$152,154	$19,965	$17,014
Net loss	$(50,930)	$(46,823)	$(5,835)	$(9,942)
Adjusted EBITDA	$73,762	$76,714	$4,675	$1,723
21. Subsequent Events
The Company evaluated all subsequent events occurring through August 2, 2018 to determine if any such events should be reflected in these financial statements. There were no material recognized subsequent events recorded in the June 30, 2018 financial statements.
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
The following tables present supplemental condensed consolidating balance sheet information of the Company (“Parent”), the Issuer, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries as of December 31, 2017 and June 30, 2018, supplemental condensed consolidating results of operations for the three and six months ended June 30, 2017 and 2018, and cash flow information for the six months ended June 30, 2017 and 2018:

Condensed Consolidating Balance Sheets
December 31, 2017
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$92	$2	$54,473	$11,926	$—	$66,493
Restricted cash	—	—	2,472	153	—	2,625
Accounts receivable	—	—	12,386	3,559	—	15,945
Prepaid domain name registry fees	—	—	28,291	25,514	—	53,805
Prepaid expenses & other current assets	(12)	86	20,062	9,191	—	29,327
Total current assets	80	88	117,684	50,343	—	168,195
Intercompany receivables, net	33,637	606,834	(498,213)	(142,258)	—	—
Property and equipment, net	—	—	81,693	13,759	—	95,452
Goodwill	—	—	1,673,851	176,731	—	1,850,582
Other intangible assets, net	—	—	450,778	4,662	—	455,440
Investment in subsidiaries	49,288	1,355,013	37,200	—	(1,441,501)	—
Other assets	—	3,639	21,373	6,405	—	31,417
Total assets	$83,005	$1,965,574	$1,884,366	$109,642	$(1,441,501)	$2,601,086
Liabilities, redeemable non-controlling interest and stockholders' equity:
Current liabilities:
Accounts payable	$—	$—	$9,532	$1,526	$—	$11,058
Accrued expenses and other current liabilities	—	24,509	75,819	8,151	—	108,479
Deferred revenue	—	—	309,395	52,545	—	361,940
Current portion of notes payable	—	33,945	—	—	—	33,945
Current portion of capital lease obligations	—	—	7,630	—	—	7,630
Deferred consideration, short-term	—	—	4,365	—	—	4,365
Total current liabilities	—	58,454	406,741	62,222	—	527,417
Deferred revenue, long-term	—	—	81,199	9,773	—	90,972
Notes payable	—	1,858,300	—	—	—	1,858,300
Capital lease obligations	—	—	7,719	—	—	7,719
Deferred consideration	—	—	3,551	—	—	3,551
Other long-term liabilities	—	(468)	30,143	447	—	30,122
Total liabilities	—	1,916,286	529,353	72,442	—	2,518,081
Redeemable non-controlling interest	—	—	—	—	—	—
Equity	83,005	49,288	1,355,013	37,200	(1,441,501)	83,005
Total liabilities and equity	$83,005	$1,965,574	$1,884,366	$109,642	$(1,441,501)	$2,601,086

Condensed Consolidating Balance Sheets
June 30, 2018
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$150	$1	$49,574	$25,774	$—	$75,499
Restricted cash	—	—	1,569	101	—	1,670
Accounts receivable	—	—	9,738	2,347	—	12,085
Prepaid domain name registry fees	—	—	34,224	24,720	—	58,944
Prepaid commissions	—	—	41,063	779	—	41,842
Prepaid expenses & other current assets	12	168	20,738	9,410	—	30,328
Total current assets	162	169	156,906	63,131	—	220,368
Intercompany receivables, net	34,012	494,747	(409,935)	(118,824)	—	—
Property and equipment, net	—	—	69,670	13,088	—	82,758
Goodwill	—	—	1,673,851	175,678	—	1,849,529
Other intangible assets, net	—	—	401,567	2,268	—	403,835
Investment in subsidiaries	113,586	1,474,410	73,435	—	(1,661,431)	—
Prepaid commissions, net of current portion	—	—	41,271	763	—	42,034
Other assets	—	9,890	22,897	6,554	—	39,341
Total assets	$147,760	$1,979,216	$2,029,662	$142,658	$(1,661,431)	$2,637,865
Liabilities, redeemable non-controlling interest and stockholders' equity:
Current liabilities:
Accounts payable	$—	$—	$6,985	$886	$—	$7,871
Accrued expenses and other current liabilities	—	18,901	71,315	6,410	—	96,626
Deferred revenue	—	—	334,451	51,225	—	385,676
Current portion of notes payable	—	31,606	—	—	—	31,606
Current portion of capital lease obligations	—	—	7,427	—	—	7,427
Deferred consideration, short-term	—	—	2,651	—	—	2,651
Total current liabilities	—	50,507	422,829	58,521	—	531,857
Deferred revenue, long-term	—	—	86,532	10,296	—	96,828
Notes payable	—	1,815,221	—	—	—	1,815,221
Capital lease obligations	—	—	4,013	—	—	4,013
Deferred consideration	—	—	1,320	—	—	1,320
Other long-term liabilities	—	(98)	40,559	406	—	40,867
Total liabilities	—	1,865,630	555,253	69,223	—	2,490,106
Redeemable non-controlling interest	—	—	—	—	—	—
Equity	147,760	113,586	1,474,409	73,435	(1,661,431)	147,759
Total liabilities and equity	$147,760	$1,979,216	$2,029,662	$142,658	$(1,661,431)	$2,637,865

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Three months ended June 30, 2017
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$259,725	$33,769	$(1,236)	$292,258
Cost of revenue	—	—	125,511	22,148	(1,076)	146,583
Gross profit	—	—	134,214	11,621	(160)	145,675
Operating expense:
Sales and marketing	—	—	65,948	6,158	—	72,106
Engineering and development	—	—	18,351	1,798	—	20,149
General and administrative	—	55	37,712	2,813	—	40,580
Transaction costs	—	—	193	—	—	193
Total operating expense	—	55	122,204	10,769	—	133,028
(Loss) income from operations	—	(55)	12,010	852	(160)	12,647
Interest expense and other income, net	—	45,406	247	(180)	—	45,473
(Loss) income before income taxes and equity earnings of unconsolidated entities	—	(45,461)	11,763	1,032	(160)	(32,826)
Income tax (benefit) expense	—	(16,794)	19,555	(133)	—	2,628
(Loss) income before equity earnings of unconsolidated entities	—	(28,667)	(7,792)	1,165	(160)	(35,454)
Equity loss (income) of unconsolidated entities, net of tax	35,256	6,589	(1,204)	—	(40,680)	(39)
Net (loss) income	$(35,256)	$(35,256)	$(6,588)	$1,165	$40,520	$(35,415)
Net loss attributable to non-controlling interest	—	—	3,714	—	—	3,714
Net (loss) income attributable to Endurance International Group Holdings, Inc.	$(35,256)	$(35,256)	$(10,302)	$1,165	$40,520	$(39,129)
Comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	1,228	—	1,228
Unrealized gain on cash flow hedge, net of taxes	—	(176)	—	—	—	(176)
Total comprehensive (loss) income	$(35,256)	$(35,432)	$(10,302)	$2,393	$40,520	$(38,077)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Six months ended June 30, 2017
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$521,821	$68,302	$(2,728)	$587,395
Cost of revenue	—	—	253,403	44,237	(2,308)	295,332
Gross profit	—	—	268,418	24,065	(420)	292,063
Operating expense:
Sales and marketing	—	—	134,016	10,865	(3)	144,878
Engineering and development	—	—	33,641	6,870	—	40,511
General and administrative	—	110	73,383	6,167	—	79,660
Transaction costs	—	—	773	—	—	773
Total operating expense	—	110	241,813	23,902	(3)	265,822
(Loss) income from operations	—	(110)	26,605	163	(417)	26,241
Interest expense and other income, net	—	84,652	394	(175)	—	84,871
(Loss) income before income taxes and equity earnings of unconsolidated entities	—	(84,762)	26,211	338	(417)	(58,630)
Income tax (benefit) expense	—	(31,311)	39,250	463	—	8,402
(Loss) income before equity earnings of unconsolidated entities	—	(53,451)	(13,039)	(125)	(417)	(67,032)
Equity loss (income) of unconsolidated entities, net of tax	66,577	13,127	87	—	(79,830)	(39)
Net (loss) income	$(66,577)	$(66,578)	$(13,126)	$(125)	$79,413	$(66,993)
Net loss attributable to non-controlling interest	—	—	7,524	—	—	7,524
Net (loss) income attributable to Endurance International Group Holdings, Inc.	$(66,577)	$(66,578)	$(20,650)	$(125)	$79,413	$(74,517)
Comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	1,914	—	1,914
Unrealized gain on cash flow hedge, net of taxes	—	(392)	—	—	—	(392)
Total comprehensive (loss) income	$(66,577)	$(66,970)	$(20,650)	$1,789	$79,413	$(72,995)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Three months ended June 30, 2018
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$261,718	$27,648	$(1,596)	$287,770
Cost of revenue	—	—	112,762	19,580	(1,596)	130,746
Gross profit	—	—	148,956	8,068	—	157,024
Operating expense:
Sales and marketing	—	—	63,141	3,405	—	66,546
Engineering and development	—	—	19,915	2,044	—	21,959
General and administrative	—	59	63,832	(33,147)	—	30,744
Transaction costs	—	—	—	—	—	—
Total operating expense	—	59	146,888	(27,698)	—	119,249
(Loss) income from operations	—	(59)	2,068	35,766	—	37,775
Interest expense and other income, net	—	38,037	202	(120)	—	38,119
(Loss) income before income taxes and equity earnings of unconsolidated entities	—	(38,096)	1,866	35,886	—	(344)
Income tax (benefit) expense	—	(9,067)	10,933	(216)	—	1,650
(Loss) income before equity earnings of unconsolidated entities	—	(29,029)	(9,067)	36,102	—	(1,994)
Equity loss (income) of unconsolidated entities, net of tax	1,969	(27,061)	(36,127)	—	61,194	(25)
Net (loss) income	$(1,969)	$(1,968)	$27,060	$36,102	$(61,194)	$(1,969)
Net loss attributable to non-controlling interest	—	—	—	—	—	—
Net (loss) income attributable to Endurance International Group Holdings, Inc.	$(1,969)	$(1,968)	$27,060	$36,102	$(61,194)	$(1,969)
Comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	(2,425)	—	(2,425)
Unrealized gain on cash flow hedge, net of taxes	—	144	—	—	—	144
Total comprehensive (loss) income	$(1,969)	$(1,824)	$27,060	$33,677	$(61,194)	$(4,250)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Six months ended June 30, 2018
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$525,223	$57,265	$(3,362)	$579,126
Cost of revenue	—	—	228,077	39,937	(3,362)	264,652
Gross profit	—	—	297,146	17,328	—	314,474
Operating expense:
Sales and marketing	—	—	126,834	7,068	—	133,902
Engineering and development	—	—	38,326	3,550	—	41,876
General and administrative	—	116	100,131	(30,728)	—	69,519
Transaction costs	—	—	—	—	—	—
Total operating expense	—	116	265,291	(20,110)	—	245,297
(Loss) income from operations	—	(116)	31,855	37,438	—	69,177
Interest expense and other income, net	—	73,746	465	(246)	—	73,965
(Loss) income before income taxes and equity earnings of unconsolidated entities	—	(73,862)	31,390	37,684	—	(4,788)
Income tax (benefit) expense	—	(17,579)	21,033	813	—	4,267
(Loss) income before equity earnings of unconsolidated entities	—	(56,283)	10,357	36,871	—	(9,055)
Equity loss (income) of unconsolidated entities, net of tax	9,057	(47,227)	(36,868)	17	75,023	2
Net (loss) income	$(9,057)	$(9,056)	$47,225	$36,854	$(75,023)	$(9,057)
Net loss attributable to non-controlling interest	—	—	—	—	—	—
Net (loss) income attributable to Endurance International Group Holdings, Inc.	$(9,057)	$(9,056)	$47,225	$36,854	$(75,023)	$(9,057)
Comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	(1,845)	—	(1,845)
Unrealized gain on cash flow hedge, net of taxes	—	1,184	—	—	—	1,184
Total comprehensive (loss) income	$(9,057)	$(7,872)	$47,225	$35,009	$(75,023)	$(9,718)

Condensed Consolidating Statement of Cash Flows
Six months ended June 30, 2017
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(14)	$(47,489)	$126,047	$3,878	$—	$82,422
Cash flows from investing activities:
Businesses acquired in purchase transaction, net of cash acquired	—	—	—	—	—	—
Purchases of property and equipment	—	—	(17,020)	(2,275)	—	(19,295)
Cash paid for minority investments	—	—	—	—	—	—
Proceeds from sale of property and equipment	—	—	287	—	—	287
Proceeds from note receivable	—	—	—	—	—	—
Proceeds from sale of assets	—	—	—	—	—	—
Purchases of intangible assets	—	—	(1,646)	(34)	—	(1,680)
Net cash used in investing activities	—	—	(18,379)	(2,309)	—	(20,688)
Cash flows from financing activities:
Proceeds from issuance of notes payable and draws on revolver	—	1,693,007	—	—	—	1,693,007
Repayment of notes payable and revolver	—	(1,714,661)	—	—	—	(1,714,661)
Payment of financing costs	—	(6,060)	—	—	—	(6,060)
Payment of deferred consideration	—	—	(4,550)	(858)	—	(5,408)
Payment of redeemable non-controlling interest liability	—	—	—	—	—	—
Principal payments on capital lease obligations	—	—	(3,908)	—	—	(3,908)
Proceeds from exercise of stock options	1,132	—	—	—	—	1,132
Capital investments from minority partner	—	—	—	—	—	—
Intercompany loans and investments	(949)	75,202	(74,934)	681	—	—
Net cash (used in) provided by financing activities	183	47,488	(83,392)	(177)	—	(35,898)
Net effect of exchange rate on cash and cash equivalents and restricted cash	—	—	—	2,076	—	2,076
Net (decrease) increase in cash and cash equivalents and restricted cash	169	(1)	24,276	3,468	—	27,912
Cash and cash equivalents and restricted cash:
Beginning of period	3	4	41,654	15,237	—	56,898
End of period	$172	$3	$65,930	$18,705	$—	$84,810

Condensed Consolidating Statement of Cash Flows
Six months ended June 30, 2018
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(22)	$(60,405)	$103,777	$38,902	$—	$82,252
Cash flows from investing activities:
Businesses acquired in purchase transaction, net of cash acquired	—	—	—	—	—	—
Purchases of property and equipment	—	—	(13,197)	(184)	—	(13,381)
Cash paid for minority investments	—	—	—	—	—	—
Proceeds from sale of property and equipment	—	—	—	—	—	—
Proceeds from note receivable	—	—	—	—	—	—
Proceeds from sale of assets	—	—	—	—	—	—
Purchases of intangible assets	—	—	—	—	—	—
Net cash used in investing activities	—	—	(13,197)	(184)	—	(13,381)
Cash flows from financing activities:						—
Proceeds from issuance of term loan and notes, net of original issue discounts	—	1,580,305	—	—	—	1,580,305
Repayment of term loans	—	(1,630,693)	—	—	—	(1,630,693)
Payment of financing costs	—	(1,295)	—	—	—	(1,295)
Payment of deferred consideration	—	—	(4,196)	—	—	(4,196)
Payment of redeemable non-controlling interest liability	—	—	—	—	—	—
Principal payments on capital lease obligations	—	—	(3,909)	—	—	(3,909)
Proceeds from exercise of stock options	456	—	—	—	—	456
Capital investments from minority partner	—	—	—	—	—	—
Intercompany loans and investments	(376)	112,087	(88,277)	(23,434)	—	—
Net cash provided by (used in) financing activities	80	60,404	(96,382)	(23,434)	—	(59,332)
Net effect of exchange rate on cash and cash equivalents and restricted cash	—	—	—	(1,488)	—	(1,488)
Net increase (decrease) in cash and cash equivalents and restricted cash	58	(1)	(5,802)	13,796	—	8,051
Cash and cash equivalents and restricted cash:
Beginning of period	92	2	56,945	12,079	—	69,118
End of period	$150	$1	$51,143	$25,875	$—	$77,169

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
Overview
We are a leading provider of cloud-based platform solutions designed to help small- and medium-sized businesses, or SMBs, succeed online. We serve approximately 4.918 million subscribers globally with a range of products and services that help SMBs get online, get found and grow their businesses.
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
Year over year changes in revenue, net loss and net cash provided by operating activities for the three and six months ended June 30, 2018 are summarized below (in thousands):

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
	2017	2018	2017	2018
Revenue	$292,258	$287,770	$587,395	$579,126
Net loss	$(35,415)	$(1,969)	$(66,993)	$(9,057)
Net cash provided by operating activities	$48,748	$29,892	$82,422	$82,252

•
Revenue decreased by 2% as compared to the three months ended June 30, 2017 due to revenue declines in the web presence and domain segments. These declines were partially offset by an increase in email marketing segment revenue, due primarily to additional sales to existing customers and price increases.

•
Net loss decreased from $35.4 million for the three months ended June 30, 2017 to $2.0 million for the three months ended June 30, 2018, due primarily to decreases in amortization expense, stock-based compensation expense, income tax expense, and net interest expense, as well as improved operating profit in our web presence segment, and to a lesser extent, improved operating profit in our email marketing and domain segments.

•
Net cash provided by operating activities during the three months ended June 30, 2018 decreased by 39% as compared to net cash provided by operating activities during the three months ended June 30, 2017, despite the increases in operating profit in our three segments. The decrease was primarily due to our payments of $8.0 million to settle our SEC investigation and $5.7 million for our June 2018 purchase of an interest rate cap to manage our interest rate risk on a portion of our term loan, as well as the timing of certain vendor payments. These factors were partially offset by other changes in working capital.

•
Revenue decreased by 1% as compared to the six months ended June 30, 2017 due to revenue declines in the web presence segment. This decline was partially offset by an increase in email marketing segment revenue, due primarily to additional sales to existing customers and price increases, and to a lesser extent to an increase in domain segment revenue.

•
Net loss decreased from $67.0 million for the six months ended June 30, 2017 to $9.1 million for the six months ended June 30, 2018, due primarily to decreases in amortization expense, stock-based compensation expense, income tax expense, and net interest expense, as well as improved operating profit in our web presence segment, and to a lesser extent, to improved operating profit in our email marketing and domain segments.

•
Net cash provided by operating activities during the six months ended June 30, 2018 decreased by less than 1% as compared to net cash provided by operating activities during the six months ended June 30, 2017, despite the increases in operating profit in our three segments. The decrease was primarily due to the payments of $8.0 million for our SEC litigation reserve and $5.7 million for our 2018 interest rate cap, as well as lower subscriber billings, which resulted in a lower increase in our deferred revenue of $8.3 million. These factors were partially offset by lower interest payments and restructuring expenses of $7.7 million and $1.7 million, respectively.

Our total subscriber base decreased during the quarter ended June 30, 2018. Attrition in our non-strategic brands accounted for a majority of subscriber losses during the quarter. These non-strategic brands are principally hosting brands, but also include our cloud backup brands and certain other products that we launched in the past several years but have either discontinued or no longer actively market, which we refer to as "gateway" products. Subscriber counts are decreasing in these brands, and we are managing them to optimize cash flow rather than to acquire new subscribers. These non-strategic brands have had a negative impact on our revenue growth, and we expect this impact to continue during the remainder of the year. Seasonality also contributed to our net subscriber losses in the quarter ended June 30, 2018. We expect total subscribers to continue to decrease for the foreseeable future.
We continue to be affected by competitive pressures across our business. In particular, we have seen increased competition for new subscribers through our marketing channels, which resulted in higher costs to acquire new subscribers during 2017 and the first half of 2018 as compared to the corresponding prior year periods. Our focus on acquiring subscribers with higher long-term revenue potential, which tend to be more expensive to acquire, has also contributed to increased subscriber acquisition costs.
During the remainder of 2018, we plan to continue to execute against our operating plan by making engineering investments across our business to enhance our product capabilities and user experience. We also intend to invest in simplifying and integrating our operations in order to allow us to operate more effectively and efficiently.
During the first quarter of 2018, we revised the amounts we previously reported for gross profit, net income (loss) and adjusted EBITDA for our web presence and domain segments for fiscal years 2016 and 2017. We made these revisions because of an error in the classification of certain domain registration expenses. Domain segment gross profit, net income (loss) and adjusted EBITDA were overstated by $3.0 million for fiscal year 2016 and by $6.9 million for fiscal year 2017, and web presence segment gross profit, net income (loss) and adjusted EBITDA were understated by equal amounts. Consolidated results were not impacted by this misstatement. We revised the quarterly amounts reported for the three and six months ended June 30, 2017 for the domain and web presence segments to reflect the correction of this misstatement. The email marketing segment was not impacted by this issue. Please see Note 20 of the consolidated financial statements for further details regarding the revision.

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
The following table summarizes our key metrics by segment for the periods presented (in thousands, except ARPS):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
Consolidated metrics:
Total subscribers	5,217	4,918	5,217	4,918
Average subscribers for the period	5,261	4,965	5,294	4,985
ARPS	$18.52	$19.32	$18.49	$19.36
Adjusted EBITDA	$82,544	$84,994	$162,647	$171,220

Web presence segment metrics:
Total subscribers	4,041	3,737	4,041	3,737
Average subscribers for the period	4,088	3,774	4,120	3,793
ARPS	$13.06	$13.49	$13.11	$13.52
Adjusted EBITDA	$35,961	$37,256	$76,714	$75,097

Email marketing segment metrics:
Total subscribers	530	504	530	504
Average subscribers for the period	534	511	537	512
ARPS	$61.88	$66.60	$61.10	$66.64
Adjusted EBITDA	$46,489	$45,744	$84,210	$90,984

Domain segment metrics:
Total subscribers	646	677	646	677
Average subscribers for the period	639	680	637	680
ARPS	$17.23	$16.13	$17.36	$16.36
Adjusted EBITDA	$94	$1,994	$1,723	$5,139
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
Domain segment subscribers mostly consist of customers who have a domain name subscription as well as a subscription to another product, such as domain privacy, or a basic hosting or email service that is bundled with their domain subscription. We refer to these subscribers, along with the non-hosting web presence segment subscribers discussed above, as "light web presence" subscribers. Light web presence subscribers generally have lower long-term revenue potential than other subscribers. As of June 30, 2018, we had a total of approximately 581,000 light web presence subscribers, the majority of which were associated with our domain segment. Also included as domain segment subscribers are hosting customers of our BigRock and HostGator India brands and certain other small web hosting brands that are under common management with our domain-focused brands.

The table below shows the approximate sources of changes in our total subscriber count by segment for the twelve month period ending on June 30, 2018 (all numbers in thousands):

	Web presence	Email marketing	Domain	Total
	# Subscribers	# Subscribers	# Subscribers	# Subscribers
Total Subscribers - June 30, 2017	4,041	530	646	5,217
Light web presence subscribers	15	—	1	16
Adjustments	(33)	—	33	—
Core subscriber increase (decrease)	(286)	(26)	(3)	(315)
Total Subscribers - June 30, 2018(1)	3,737	504	677	4,918

(1)
Total email marketing subscriber count as of June 30, 2018 was impacted by a loss of approximately 10,500 subscribers, which resulted from changes made to Constant Contact’s account cancellation policy to make it more consistent with the rest of our business.  Excluding this impact, total subscribers at June 30, 2018 would have been approximately 514,000.

The decrease in total subscribers from 5.217 million at June 30, 2017 to 4.918 million at June 30, 2018 was driven primarily by subscriber losses in our web presence segment, a majority of which were due to subscriber attrition in our non-strategic brands, and, to a lesser extent, subscriber losses in our email marketing segment.
We expect total subscribers to continue to decrease for the foreseeable future.
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
The following table reflects the calculation of ARPS by segment (all data in thousands, except ARPS data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
Consolidated revenue	$292,258	$287,770	$587,395	$579,126
Consolidated total subscribers	5,217	4,918	5,217	4,918
Consolidated average subscribers for the period	5,261	4,965	5,294	4,985
Consolidated ARPS	$18.52	$19.32	$18.49	$19.36

Web presence revenue	$160,122	$152,715	$324,131	$307,732
Web presence subscribers	4,041	3,737	4,041	3,737
Web presence average subscribers for the period	4,088	3,774	4,120	3,793
Web presence ARPS	$13.06	$13.49	$13.11	$13.52

Email marketing revenue	$99,086	$102,154	$196,875	$204,601
Email marketing subscribers(1)	530	504	530	504
Email marketing average subscribers for the period	534	511	537	512
Email marketing ARPS	$61.88	$66.60	$61.10	$66.64

Domain revenue	$33,050	$32,901	$66,389	$66,793
Domain subscribers	646	677	646	677
Domain average subscribers for the period	639	680	637	680
Domain ARPS	$17.23	$16.13	$17.36	$16.36

(1)
Total email marketing subscriber count as of June 30, 2018 was impacted by a loss of approximately 10,500 subscribers, which resulted from changes made to Constant Contact’s account cancellation policy to make it more consistent with the rest of our business.  Excluding this impact, total subscribers at June 30, 2018 would have been approximately 514,000.

ARPS does not represent an exact measure of the average amount a subscriber spends with us each month, because our calculation of ARPS includes all of our revenue, including revenue generated by non-subscribers, in the numerator. We have three principal sources of non-subscriber revenue:

•
Revenue from domain-only customers. Our web presence and domain segments each earn revenue from domain-only customers. For our web presence segment, approximately 1% of our revenue for the six months ended June 30, 2018 was earned from domain-only customers. For our domain segment, approximately 6% of our revenue for the six months ended June 30, 2018 was earned from domain-only customers.

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
A portion of our revenue is generated from customers that resell our services. We refer to these customers as “resellers.” We consider these resellers (rather than the end user customers of these resellers) to be subscribers under our total subscribers definition, because we do not have a billing relationship with the end users and cannot determine the number of end users acquiring our services through a reseller. A majority of our reseller revenue is for the purchase of domains and is primarily related to our domain segment. As of June 30, 2017 and 2018, approximately 39% and 40%, respectively, of our domain segment revenue is earned from resellers. Reseller revenue earned by our web presence segment and email marketing segment was 4% and less than 1%, respectively, for all periods presented, and fluctuations in reseller revenue have not materially impacted ARPS for those segments.
Comparison of Three Months Ended June 30, 2017 and 2018: ARPS
For the three months ended June 30, 2017 and 2018, consolidated ARPS increased from $18.52 to $19.32, respectively. This increase in ARPS was driven primarily by increases in ARPS from our email marketing segment, and to a lesser extent, increased ARPS from our web presence segment, partially offset by a decrease in ARPS from our domain segment.
Web presence ARPS increased from $13.06 for the three months ended June 30, 2017 to $13.49 for the three months ended June 30, 2018. This increase was the result of a reduction in the number of subscribers to our lower-priced gateway and cloud backup products and slight increases in prices for some of our brands.
Email marketing ARPS increased from $61.88 for the three months ended June 30, 2017 to $66.60 for the three months ended June 30, 2018. This increase was primarily due to additional sales to existing customers and price increases.
Domain ARPS decreased from $17.23 for the three months ended June 30, 2017 to $16.13 for the three months ended June 30, 2018. This decrease was primarily the result of an increase in the number of light web presence subscribers in our domain segment.
Comparison of Six Months Ended June 30, 2017 and 2018: ARPS
For the six months ended June 30, 2017 and 2018, consolidated ARPS increased from $18.49 to $19.36, respectively. This increase in ARPS was driven primarily by increases in ARPS from our email marketing segment, and to a lesser extent, increased ARPS from our web presence segment, partially offset by a decrease in ARPS from our domain segment.
Web presence ARPS increased from $13.11 for the six months ended June 30, 2017 to $13.52 for the six months ended June 30, 2018. This increase was the result of a reduction in the number of subscribers to our lower-priced gateway and cloud backup products and slight increases in prices for some of our brands.
Email marketing ARPS increased from $61.10 for the six months ended June 30, 2017 to $66.64 for the six months ended June 30, 2018. This increase was primarily due additional sales to existing customers and price increases.
Domain ARPS decreased from $17.36 for the six months ended June 30, 2017 to $16.36 for the six months ended June 30, 2018. This decrease was the result of an increase in the number of light web presence subscribers in our domain segment.
The table below quantifies, on a consolidated basis and by segment, domain monetization and marketing development fund revenue for the respective periods (all data in thousands, except ARPS data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
Consolidated
Marketing development fund revenue	$3,160	$2,327	$5,943	$4,358
Marketing development funds - contribution to ARPS	$0.20	$0.16	$0.19	$0.15
Domain monetization revenue	$6,736	$7,090	$13,602	$14,066
Domain monetization revenue - contribution to ARPS	$0.43	$0.48	$0.43	$0.47

Web presence
Marketing development fund revenue	$1,998	$1,975	$3,892	$3,813
Marketing development funds - contribution to ARPS	$0.16	$0.17	$0.16	$0.17
Domain monetization revenue	$16	$288	$16	$517
Domain monetization revenue - contribution to ARPS	$—	$0.03	$—	$0.02

Email marketing
Marketing development fund revenue	$804	$160	$1,532	$324
Marketing development funds - contribution to ARPS	$0.50	$0.10	$0.48	$0.11

Domain
Marketing development fund revenue	$358	$192	$519	$221
Marketing development funds - contribution to ARPS	$0.19	$0.09	$0.14	$0.05
Domain monetization revenue	$6,720	$6,802	$13,586	$13,549
Domain monetization revenue - contribution to ARPS	$3.50	$3.33	$3.55	$3.32

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
The following table reflects the reconciliation of net loss calculated in accordance with GAAP to adjusted EBITDA for the periods presented (all data in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
Consolidated
Net (loss) income	$(35,415)	$(1,969)	$(66,993)	$(9,057)
Interest expense, net(1)	45,473	38,119	84,871	73,965
Income tax expense (benefit)	2,628	1,650	8,402	4,267
Depreciation	14,051	12,796	27,162	24,864
Amortization of other intangible assets	34,940	25,978	69,207	51,713
Stock-based compensation	16,245	7,390	29,169	14,382
Restructuring expenses	4,468	1,295	10,095	2,824
Transaction expenses and charges	193	—	773	—
(Gain) loss of unconsolidated entities	(39)	(25)	(39)	2
Impairment of other long-lived assets	—	—	—	—
Shareholder litigation reserve	—	(240)	—	8,260

Adjusted EBITDA	$82,544	$84,994	$162,647	$171,220

	Three Months Ended June 30,		Six Months Ended June 30,
	2017 (2)	2018	2017	2018
Web presence
Net (loss) income	$(27,805)	$(8,243)	$(46,823)	$(25,351)
Interest expense, net(1)	19,801	18,385	36,191	35,371
Income tax expense (benefit)	3,354	870	11,847	7,191
Depreciation	9,583	8,391	18,002	16,368
Amortization of other intangible assets	14,996	11,863	29,547	23,871
Stock-based compensation	12,723	5,424	22,513	10,497
Restructuring expenses	3,348	788	5,476	1,600
Transaction expenses and charges	—	—	—	—
(Gain) loss of unconsolidated entities	(39)	(25)	(39)	2
Impairment of other long-lived assets	—	—	—	—
Shareholder litigation reserve	—	(197)	—	5,548
Adjusted EBITDA	$35,961	$37,256	$76,714	$75,097

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
Email marketing
Net (loss) income	$(2,276)	$9,481	$(10,228)	$24,610
Interest expense, net(1)	25,179	17,329	47,698	33,738
Income tax expense (benefit)	(1,367)	581	(6,144)	(5,026)
Depreciation	3,526	3,406	7,399	6,552
Amortization of other intangible assets	18,565	13,239	36,927	26,332
Stock-based compensation	1,900	1,288	3,724	2,696
Restructuring expenses	769	420	4,061	582
Transaction expenses and charges	193	—	773	—
(Gain) loss of unconsolidated entities	—	—	—	—
Impairment of other long-lived assets	—	—	—	—
Shareholder litigation reserve	—	$—	—	1,500
Adjusted EBITDA	$46,489	$45,744	$84,210	$90,984

	Three Months Ended June 30,		Six Months Ended June 30,
	2017 (2)	2018	2017	2018
Domain
Net (loss) income	$(5,334)	$(3,207)	$(9,942)	$(8,316)
Interest expense, net(1)	493	2,405	982	4,856
Income tax expense (benefit)	641	199	2,699	2,102
Depreciation	942	999	1,761	1,944
Amortization of other intangible assets	1,379	876	2,733	1,510
Stock-based compensation	1,622	678	2,932	1,189
Restructuring expenses	351	87	558	642
Transaction expenses and charges	—	—	—	—
(Gain) loss of unconsolidated entities	—	—	—	—
Impairment of other long-lived assets	—	—	—	—
Shareholder litigation reserve	—	(43)	—	1,212

Adjusted EBITDA	$94	$1,994	$1,723	$5,139

(1)	Interest expense includes impact of amortization of deferred financing costs, original issuance discounts ("OID") and interest income.

(2)
Net income (loss) and adjusted EBITDA for the web presence and domain segments were revised to reflect a correction of a misstatement which overstated net loss and adjusted EBITDA for the domain segment by $1.8 million and $3.0 million for the three and six months ended June 30, 2017, respectively, and understated the web presence net loss and adjusted EBITDA by an equal amount. Please see Note 20 of the consolidated financial statements for further details regarding the revision.

Comparison of the Three Months Ended June 30, 2017 and 2018: Net Income and Adjusted EBITDA
Net loss on a consolidated basis decreased from $35.4 million for the three months ended June 30, 2017 to $2.0 million for the three months ended June 30, 2018. This decrease was due to a $9.0 million decrease in amortization expense, an $8.9 million decrease in stock-based compensation, a $7.4 million decrease in net interest expense, a $1.0 million decrease in income tax expense, a $3.2 million decrease in restructuring costs, and a $1.3 million decrease in depreciation expense. In addition, a $0.2 million reversal of the reserve for shareholder litigation matters, which is discussed in Part II, Item 1 - Legal Proceedings, contributed to the decreases in net loss.
Net loss for our web presence segment decreased from $27.8 million for the three months ended June 30, 2017 to $8.2 million for the three months ended June 30, 2018. This decrease in net loss is primarily related to a $7.3 million decrease in stock-based compensation expense, a $3.1 million decrease in amortization expense, a $2.6 million reduction in restructuring costs, a $2.5 million decrease in income tax expense, a $1.4 million decrease in interest expense and a $1.2 million decrease in depreciation expense. The rest of the decrease related primarily to increased operating profit from our web presence segment.
Net loss for our email marketing segment decreased from a net loss of $2.3 million for the three months ended June 30, 2017 to net income of $9.5 million for the three months ended June 30, 2018. This decrease in net loss was primarily due to a decrease in interest expense of $7.9 million and a decrease in amortization expense of $5.3 million.
Net loss for our domain segment decreased from $5.3 million for the three months ended June 30, 2017 to $3.2 million for the three months ended June 30, 2018. This decrease in net loss was primarily due to a $1.2 million decrease in domain registration costs, a $0.9 million decrease in stock-based compensation expense, a $0.7 million decrease in general and administrative expenses, a $0.4 million decrease in income tax expense, and a $0.5 million decrease in amortization expense. These decreases in net loss were partially offset by an increase in net interest expense allocated to this segment.
Adjusted EBITDA on a consolidated basis increased from $82.5 million for the three months ended June 30, 2017 to $85.0 million for the three months ended June 30, 2018. This increase in adjusted EBITDA was primarily a result of the adjusted EBITDA increase in our web presence and domain segments, as discussed below.
Adjusted EBITDA for our web presence segment increased from $36.0 million for the three months ended June 30, 2017 to $37.3 million for the three months ended June 30, 2018. This increase was primarily due to lower cost of revenue of $3.5 million, primarily driven by lower support costs; lower sales and marketing expenses of $2.2 million, primarily driven by lower program spend and to a lesser extent, lower labor costs; and lower general and administrative expense of $3.0 million, primarily due to lower labor costs. These cost reductions were partially offset by a $7.4 million decrease in revenue.
Adjusted EBITDA for our email marketing segment decreased from $46.5 million for the three months ended June 30, 2017 to $45.7 million for the three months ended June 30, 2018. This decrease was due primarily to an increase in engineering and development costs, primarily labor related, of $2.7 million and an increase of $1.4 million relating to general and administrative expense, primarily related to increased reserves for sales and use tax. These were offset by increases in revenue of $3.1 million and a slight decrease of $0.2 million in cost of revenue.
Adjusted EBITDA for our domain segment increased from $0.1 million for the three months ended June 30, 2017 to $2.0 million for the three months ended June 30, 2018. This increase in adjusted EBITDA is due primarily to a decrease in cost of revenue of $1.4 million, primarily related to lower domain registration costs; lower general and administrative expense of $0.7 million, primarily related to corporate overhead allocations; and a decrease in sales and marketing costs of $0.4 million, primarily related to labor cost reductions. These costs reductions were partially offset by increases in engineering and development costs of $0.5 million, which were primarily labor related, and a $0.1 million reduction in revenue.
Comparison of the Six Months Ended June 30, 2017 and 2018: Net Income and Adjusted EBITDA
Net loss on a consolidated basis decreased from $67.0 million for the six months ended June 30, 2017 to $9.1 million for the six months ended June 30, 2018. This decrease was due to a $17.5 million decrease in amortization expense, a $14.8 million decrease in stock-based compensation expense, a $10.9 million decrease in net interest expense, a $4.1 million decrease in income tax expense, a $7.3 million decrease in restructuring costs, and a $2.3 million decrease in depreciation expense. These decreases were partially offset by a $8.3 million reserve for shareholder litigation matters, which is discussed in Part II, Item 1 - Legal Proceedings.
Net loss for our web presence segment decreased from $46.8 million for the six months ended June 30, 2017 to $25.4 million for the six months ended June 30, 2018. This decrease in net loss is primarily related to a $12.0 million decrease in stock-based compensation expense, a $5.7 million decrease in amortization expense, a $4.6 million decrease in income tax expense, a $3.9 million reduction in restructuring costs, a $1.6 million decrease in depreciation expense and a $0.8 million decrease in net interest expense. These decreases were partially offset by a $5.5 million reserve for shareholder litigation matters allocated to our web presence segment, which was part of the $8.3 million reserve discussed above.
Net loss for our email marketing segment decreased from a net loss of $10.2 million for the six months ended June 30, 2017 to net income of $24.6 million for the six months ended June 30, 2018. This decrease in net loss was primarily due to a decrease in net interest expense of $14.0 million, a decrease in amortization expense of $10.6 million, a decrease in restructuring costs of $3.5 million, a decrease in transaction expenses of $0.8 million, a decrease of income tax benefit of $1.1 million, a decrease in stock-based compensation expense of $1.0 million, and a decrease of depreciation of $0.8 million. Increased profitability from our email marketing segment was also a factor.
Net loss for our domain segment decreased from $9.9 million for the six months ended June 30, 2017 to $8.3 million for the six months ended June 30, 2018. This decrease in net loss was primarily due to a $1.7 million decrease in stock-based compensation expense, a $1.2 million decrease in amortization expense and a $0.6 million decrease in income tax expense. Increased profitability from our domain segment, which was mainly the result of lower domain registration costs, was also a factor. These decrease in net loss was partially offset by higher net interest expense of $3.9 million and by a $1.2 million reserve for shareholder litigation matters allocated to our email marketing segment, which was part of the $8.3 million reserve discussed above.
Adjusted EBITDA on a consolidated basis increased from $162.6 million for the six months ended June 30, 2017 to $171.2 million for the six months ended June 30, 2018. This increase in adjusted EBITDA was primarily a result of the adjusted EBITDA increase in our email marketing and domain segments, as discussed below.
Adjusted EBITDA for our web presence segment decreased from $76.7 million for the six months ended June 30, 2017 to $75.1 million for the six months ended June 30, 2018. This decrease was primarily due to a decline in revenue of $16.4 million, partially offset by a decline in cost of revenue of $5.8 million, primarily due to lower support and data center costs; lower sales and marketing expense of $4.1 million, primarily due to a reduction in labor and marketing program costs; and a reduction of general and administrative expenses of $4.9 million, primarily due to lower labor costs.
Adjusted EBITDA for our email marketing segment increased from $84.2 million for the six months ended June 30, 2017 to $91.0 million for the six months ended June 30, 2018. This increase was due primarily to $7.7 million of additional revenue from Constant Contact, which is mostly attributable to increased sales to existing customers and price increases, and to decreases in cost of revenue of $1.1 million, primarily due to reduction of data center costs. This increase in adjusted EBITDA was partially offset by higher engineering and development costs of $3.3 million, primarily due to labor cost increases.
Adjusted EBITDA for our domain segment increased from $1.7 million for the six months ended June 30, 2017 to $5.1 million for the six months ended June 30, 2018. This increase was due primarily to lower domain registration costs of approximately $2.4 million as we focused on more profitable domain sales in this segment, and the balance primarily related to a reduction in general and administrative expenses.
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2018	2017	2018
	(in thousands)
Revenue	$292,258	$287,770	$587,395	$579,126
Cost of revenue	146,583	130,746	295,332	264,652
Gross profit	145,675	157,024	292,063	314,474
Operating expense:
Sales and marketing	72,106	66,546	144,878	133,902
Engineering and development	20,149	21,959	40,511	41,876
General and administrative	40,580	30,744	79,660	69,519
Transaction expenses	193	—	773	—
Total operating expense	133,028	119,249	265,822	245,297
Income from operations	12,647	37,775	26,241	69,177
Other income (expense):
Interest income	185	227	303	431
Interest expense	(45,658)	(38,346)	(85,174)	(74,396)
Total other expense—net	(45,473)	(38,119)	(84,871)	(73,965)
Loss before income taxes and equity earnings of unconsolidated entities	(32,826)	(344)	(58,630)	(4,788)
Income tax expense (benefit)	2,628	1,650	8,402	4,267
Loss before equity earnings of unconsolidated entities	(35,454)	(1,994)	(67,032)	(9,055)
Equity (income) loss of unconsolidated entities, net of tax	(39)	(25)	(39)	2
Net loss	$(35,415)	$(1,969)	$(66,993)	$(9,057)
Total net loss attributable to non-controlling interest	3,714	—	7,524	—
Net loss attributable to Endurance International Group Holdings, Inc.	$(39,129)	$(1,969)	$(74,517)	$(9,057)
Comparison of Three Months Ended June 30, 2017 and 2018
Revenue

	Three Months Ended June 30, 2018		Change
	2017	2018	Amount	%
	(dollars in thousands)
Revenue	$292,258	$287,770	$(4,488)	(2)%
Revenue decreased by $4.5 million, or 2%, from $292.3 million for the three months ended June 30, 2017 to $287.8 million for the three months ended June 30, 2018. This decrease was attributable to $7.4 million in reduced revenue from our web presence segment and $0.1 million in reduced revenue from our domain segment, offset by a $3.1 million increase in revenue from our email marketing segment, each of which are further discussed below.
Web presence segment revenue decreased by $7.4 million, or 5%, from $160.1 million for the three months ended June 30, 2017 to $152.7 million for the three months ended June 30, 2018. This decrease was primarily the result of lower revenue from the non-strategic brands discussed in the "Overview" section above.
Email marketing segment revenue increased by $3.1 million, or 3%, from $99.1 million for the three months ended June 30, 2017 to $102.2 million for the three months ended June 30, 2018. This increase was due to an increase in the volume of sales to existing subscribers, combined with an increase in pricing.
Domain segment revenue decreased by $0.1 million, or 0%, from $33.1 million for the three months ended June 30, 2017 to $32.9 million for the three months ended June 30, 2018. This decrease was primarily due to a decrease in revenue from certain of our international brands.
Our revenue is generated primarily from our products and services delivered on a subscription basis, which include web hosting, domains, website builders, email marketing, search engine marketing and other similar services. We also generate non-subscription revenue through domain monetization and marketing development funds. Non-subscription revenue decreased from $9.9 million, or 3% of total revenue for the three months ended June 30, 2017 to $9.4 million, or 3% of total revenue for the three months ended June 30, 2018 primarily due to a lower volume of marketing development fund activity.
Cost of Revenue

	Three Months Ended June 30,
	2017		2018		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Cost of revenue	$146,583	50%	$130,746	45%	$(15,837)	(11)%
Cost of revenue decreased by $15.8 million, or 11%, from $146.6 million for the three months ended June 30, 2017 to $130.7 million for the three months ended June 30, 2018. This decrease was primarily due to lower amortization expense of $9.0 million relating to intangible assets arising from our acquisitions, and decreases in cost of revenue across our segments as discussed below.
Our cost of revenue contains a significant portion of non-cash expenses, in particular amortization expense for the intangible assets we have acquired through our acquisitions and any related impairments to those assets. The following table sets forth the significant non-cash components of cost of revenue:

	Three Months Ended June 30,
	2017	2018
	(in thousands)
Amortization expense	$34,940	$25,978
Depreciation expense	$11,950	$10,889
Stock-based compensation expense	$1,661	$852
Cost of revenue for our web presence segment decreased by $8.8 million, or 10%, from $85.8 million for the three months ended June 30, 2017 to $77.0 million for the three months ended June 30, 2018. This decrease was primarily due to the following factors: lower support costs of $3.9 million, primarily due to cost savings from the consolidation of our U.S. support centers and other gains in customer support efficiencies; lower amortization expense of $3.1 million; lower data center costs of $1.2 million, primarily due to vendor pricing concessions; lower depreciation of $1.0 million; lower stock-based compensation expense of $0.8 million; and lower restructuring charges of $0.4 million. These decreases were partially offset by increases in domain registration costs of $1.0 million and an increase in overhead allocations of $0.6 million.
Cost of revenue for our email marketing segment decreased by $5.2 million, or 14%, from $36.0 million for the three months ended June 30, 2017 to $30.8 million for the three months ended June 30, 2018. This decrease was primarily due to lower amortization expense.
Cost of revenue for our domain segment decreased by $1.8 million, or 7%, from $24.8 million for the three months ended June 30, 2017 to $23.0 million for the three months ended June 30, 2018. This decrease was primarily due to lower domain registration costs of $1.2 million and lower amortization expense of $0.5 million.
Gross Profit

	Three Months Ended June 30,
	2017		2018		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Gross profit	$145,675	50%	$157,024	55%	$11,349	8%
Gross profit increased by $11.3 million, or 8%, from $145.7 million for the three months ended June 30, 2017 to $157.0 million for the three months ended June 30, 2018. This increase was primarily due to an $8.3 million increase from our email marketing segment, due mostly to the increase in revenue and decrease in amortization expense discussed above, a $1.7 million increase from our domain segment, and an increase of $1.4 million in our web presence segment. Our gross profit as a percentage of revenue increased by five percentage points year over year, from 50% for the three months ended June 30, 2017 to 55% for the three months ended June 30, 2018.

The following table sets forth gross profit and the significant non-cash components of cost of revenue as a percentage of revenue:

	Three Months Ended June 30,
	2017	2018
	(dollars in thousands)
Revenue	$292,258	$287,770
Gross profit	$145,675	$157,024
Gross profit as % of revenue	50%	55%
Amortization expense as % of revenue	12%	9%
Depreciation expense as % of revenue	4%	4%
Stock-based compensation expense as % of revenue	*	*

*	Less than 1%.
Web presence segment gross profit increased by $1.4 million, or 2%, from $74.3 million for the three months ended June 30, 2017 to $75.7 million for the three months ended June 30, 2018. This increase was primarily due to a decrease in cost of revenue, partially offset by the decline in web presence segment revenue, as described above. Our web presence gross profit as a percentage of revenue increased by four percentage points year over year, from 46% for the three months ended June 30, 2017 to 50% for the three months ended June 30, 2018.
Email marketing segment gross profit increased by $8.3 million, or 13%, from $63.1 million for the three months ended June 30, 2017 to $71.4 million for the three months ended June 30, 2018. This increase was primarily due to increased revenue and decreased cost of revenue as described above. Our email marketing gross profit as a percentage of revenue increased by six percentage points year over year, from 64% for the three months ended June 30, 2017 to 70% for the three months ended June 30, 2018.
Domain segment gross profit increased by $1.7 million, or 20%, from $8.3 million for the three months ended June 30, 2017 to $9.9 million for the three months ended June 30, 2018. This increase was primarily due to decreased cost of revenue as described above. Our domain gross profit as a percentage of revenue increased by five percentage points year over year, from 25% for the three months ended June 30, 2017 to 30% for the three months ended June 30, 2018.
Operating Expenses

	Three Months Ended June 30,
	2017		2018		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Sales and marketing	$72,106	25%	$66,546	23%	$(5,560)	(8)%
Engineering and development	20,149	7%	21,959	8%	1,810	9%
General and administrative	40,580	14%	30,744	11%	(9,836)	(24)%
Transaction expenses	193	—%	—	—%	(193)	(100)%
Total	$133,028	46%	$119,249	41%	$(13,779)	(10)%
Sales and Marketing. Sales and marketing expense decreased by $5.6 million, or 8%, from $72.1 million for the three months ended June 30, 2017 to $66.5 million for the three months ended June 30, 2018. Email marketing segment sales and marketing costs declined by $0.9 million, web presence segment sales and marketing expenses declined by $4.2 million, and domain sales and marketing costs declined by $0.4 million.
Sales and marketing expense for our web presence segment decreased by $4.2 million, or 10%, from $42.5 million for the three months ended June 30, 2017 to $38.3 million for the three months ended June 30, 2018. This decrease was primarily due to a decrease in stock-based compensation expense of $1.4 million, a decrease of $1.3 million in marketing program spend, a decrease of $0.9 million in labor costs, and a decrease of $0.6 million in restructuring costs.
Sales and marketing expense for our email marketing segment decreased by $0.9 million, or 4%, from $24.3 million for the three months ended June 30, 2017 to $23.4 million for the three months ended June 30, 2018. The decrease was due primarily due to lower restructuring costs of $0.5 million, with the balance primarily related to lower labor costs.

Sales and marketing expense for our domain segment decreased by $0.4 million, or 8%, from $5.3 million for the three months ended June 30, 2017 to $4.9 million for the three months ended June 30, 2018. The decrease was due primarily to decreases in program marketing spend and decreases in labor costs.
Engineering and Development. Engineering and development expense increased by $1.8 million, or 9%, from $20.1 million for the three months ended June 30, 2017 to $22.0 million for the three months ended June 30, 2018. Email marketing segment engineering and development expenses increased by $2.2 million and domain segment engineering and development expenses increased by $0.4 million, while web presence segment engineering and development expenses decreased by $0.8 million.
Engineering and development expense for our web presence segment decreased by $0.8 million, or 7%, from $10.6 million for the three months ended June 30, 2017 to $9.9 million for the three months ended June 30, 2018. This decrease was due to $0.5 million reduction in restructuring costs, with the balance primarily due to lower stock-based compensation expense.
Engineering and development expense for our email marketing segment increased by $2.2 million, or 27%, from $8.1 million for the three months ended June 30, 2017 to $10.2 million for the three months ended June 30, 2018. This increase was primarily the result of increases in labor costs.
Engineering and development expense for our domain segment increased by $0.4 million, or 28%, from $1.5 million for the three months ended June 30, 2017 to $1.9 million for the three months ended June 30, 2018. This increase was primarily the result of increases in labor costs.
General and Administrative. General and administrative expense decreased by $9.8 million, or 24%, from $40.6 million for the three months ended June 30, 2017 to $30.7 million for the three months ended June 30, 2018. Web presence segment general and administrative expenses decreased by $9.3 million and domain general and administrative expenses decreased by $1.9 million while email marketing segment general and administrative expenses increased by $1.3 million.
General and administrative expense for our web presence segment decreased by $9.3 million, or 36%, from $25.9 million for the three months ended June 30, 2017 to $16.6 million for the three months ended June 30, 2018. This decrease was attributable to a $4.9 million decrease in stock-based compensation expense, reduced labor costs of $1.9 million, lower general corporate overhead allocations of $1.6 million, and lower restructuring charges of $1.0 million.
General and administrative expense for our email marketing segment increased by $1.3 million, or 15%, from $9.0 million for the three months ended June 30, 2017 to $10.4 million for the three months ended June 30, 2018. This increase was primarily the result of increases in reserves for sales and use tax of $1.1 million, and other cost increases of $0.2 million.
General and administrative expense for our domain segment decreased by $1.9 million, or 34%, from $5.7 million for the three months ended June 30, 2017 to $3.8 million for the three months ended June 30, 2018. This decrease was primarily the result of lower stock-based compensation expense of $0.9 million, lower labor costs of $0.6 million, lower restructuring costs of $0.2 million, and other net cost decreases of $0.2 million.
Other Expense, Net

	Three Months Ended June 30,		Change
	2017	2018	Amount	%
	(dollars in thousands)
Other expense, net	$(45,473)	$(38,119)	$(7,354)	(16)%
Other expense, net decreased by $7.4 million, or 16%, from $45.5 million for the three months ended June 30, 2017 to $38.1 million for the three months ended June 30, 2018. The decrease was attributable to $7.3 million of reduced net interest expense, of which $4.9 million related to lower costs incurred in connection with our refinancings, specifically deferred financing costs that were immediately expensed and a loss on debt extinguishment, both of which were higher in the 2017 period. In addition, the principal balances on our debt declined and the interest rate on our senior secured debt decreased as a result of the refinancings of our term loan in June 2017 (the "2017 Refinancing") and June 2018 (the "2018 Refinancing"). The reduction was also due, to a lesser extent, to higher interest income due to higher cash and cash equivalent balances.
Income Tax Expense (Benefit)

	Three Months Ended June 30,		Change
	2017	2018	Amount	%
	(dollars in thousands)
Income tax expense (benefit)	$2,628	$1,650	$(978)	(37)%
For the three months ended June 30, 2017 and 2018, we recognized tax expense of $2.6 million and $1.7 million, respectively, in the consolidated statements of operations and comprehensive loss. The income tax expense for the three months ended June 30, 2018 was primarily attributable to a federal and state deferred tax expense of $2.1 million due primarily to the different book and tax treatment of goodwill, a federal and state current income tax benefit of $0.2 million and a foreign current tax benefit of $0.4 million. The income tax expense for the three months ended June 30, 2017 was primarily attributable to a federal and state deferred tax expense of $1.7 million due primarily to the difference between book and tax treatment of goodwill, federal and state current income taxes of $0.9 million, and a foreign current tax expense of $0.8 million, partially offset by a foreign deferred tax benefit of $0.8 million.
Comparison of Six Months Ended June 30, 2017 and 2018
Revenue

	Six Months Ended June 30,		Change
	2017	2018	Amount	%
	(dollars in thousands)
Revenue	$587,395	$579,126	$(8,269)	(1)%
Revenue decreased by $8.3 million, or 1%, from $587.4 million for the six months ended June 30, 2017 to $579.1 million for the six months ended June 30, 2018. This decrease was attributable to a decrease in revenue from our web presence segment, partially offset by growth from our email marketing segment and domain segment as discussed below.

Web presence segment revenue decreased by $16.4 million, or 5%, from $324.1 million for the six months ended June 30, 2017 to $307.7 million for the six months ended June 30, 2018. This decrease was the result of lower revenue, primarily from our non-strategic brands.

Email marketing segment revenue increased by $7.7 million, or 4%, from $196.9 million for the six months ended June 30, 2017 to $204.6 million for the six months ended June 30, 2018. This increase was due to higher revenue from existing customers of Constant Contact combined with price increases.
Domain segment revenue increased by $0.4 million, or 1%, from $66.4 million for the six months ended June 30, 2017 to $66.8 million for the six months ended June 30, 2018. This increase was primarily due to growth in revenue from certain of our international brands.
Our revenue is generated primarily from our products and services delivered on a subscription basis, which include web hosting, domains, website builders, search engine marketing and other similar services. We also generate non-subscription revenue through domain monetization and marketing development funds. Non-subscription revenue decreased from $18.8 million, or 3% of total revenue, for the six months ended June 30, 2017 to $18.4 million, or 3% of revenue, for the six months ended June 30, 2018, due primarily to a decrease in marketing development fund revenue, partially offset by a slight increase in domain monetization revenue. Substantially all of our marketing development funds revenue is within the web presence segment. Substantially all of our domain monetization revenue is within our domain segment.
Cost of Revenue

	Six Months Ended June 30,
	2017		2018		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Cost of revenue	$295,332	50%	$264,652	46%	$(30,680)	(10)%

Cost of revenue decreased by $30.7 million, or 10%, from $295.3 million for the six months ended June 30, 2017 to $264.7 million for the six months ended June 30, 2018. Web presence segment cost of revenue decreased by $14.3 million, email marketing segment cost of revenue decreased by $12.9 million, and domain segment cost of revenue decreased by $3.4 million.
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

	Six Months Ended June 30,
	2017	2018
	(dollars in thousands)
Amortization expense	$69,207	$51,713
Depreciation expense	$22,897	$22,015
Stock-based compensation expense	$3,167	$2,395

Cost of revenue for our web presence segment decreased by $14.3 million, or 8%, from $172.0 million for the six months ended June 30, 2017 to $157.7 million for the six months ended June 30, 2018. This decrease was primarily due to lower support costs of $5.9 million, primarily due to cost savings from the consolidation of our U.S. support centers and other gains in customer support efficiencies; lower amortization expense of $5.7 million; lower data center costs of $2.1 million and lower restructuring charges of $1.5 million. These decreases were partially offset primarily by higher domain registration costs.

Cost of revenue for our email marketing segment decreased by $12.9 million, or 17%, from $74.0 million for the six months ended June 30, 2017 to $61.0 million for the six months ended June 30, 2018. This decrease was primarily due to a reduction in amortization expense of $10.6 million, lower data center costs of $2.0 million and lower restructuring costs of $0.7 million. These decreases were partially offset by $0.4 million in increased support costs.

Cost of revenue for our domain marketing segment decreased by $3.4 million, or 7%, from $49.4 million for the six months ended June 30, 2017 to $45.9 million for the six months ended June 30, 2018. This decrease was primarily due to decrease in amortization expense of $1.2 million, with the balance of the decrease primarily related to lower domain registration costs.

Gross Profit

	Six Months Ended June 30,
	2017		2018		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Gross profit	$292,063	50%	$314,474	54%	$22,411	8%
Gross profit increased by $22.4 million, or 8%, from $292.1 million for the six months ended June 30, 2017 to $314.5 million for the six months ended June 30, 2018. Email marketing gross profit increased by $20.7 million, web presence gross profit decreased by $2.1 million, and domain gross profit increased by $3.8 million. Our gross profit as a percentage of revenue increased by four percentage points from 50% for the six months ended June 30, 2017 to 54% for the six months ended June 30, 2018, mainly due to the improvements in gross profit in our email marketing and domain segments. The following table sets forth gross profit and the significant non-cash components of cost of revenue as a percentage of revenue:

	Six Months Ended June 30,
	2017	2018
	(dollars in thousands)
Revenue	$587,395	$579,126
Gross profit	$292,063	$314,474
Gross profit % of revenue	50%	54%
Amortization expense % of revenue	12%	9%
Depreciation expense % of revenue	4%	2%
Stock-based compensation expense % of revenue	*	*

*	Less than 1%.

Web presence segment gross profit decreased by $2.1 million, or 1%, from $152.2 million for the six months ended June 30, 2017 to $150.1 million for the six months ended June 30, 2018. This decrease was primarily due to the $16.4 million decrease in revenue as described above, partially offset by a $14.3 million decline in cost of revenue. Our web presence gross profit as a percentage of revenue increased by two percentage points year over year, from 47% for the six months ended June 30, 2017 to 49% for the six months ended June 30, 2018. This increase in gross profit percentage is primarily attributable to the reduction in cost of revenue, which decreased by a bigger percentage than the decrease in revenue.

Email marketing segment gross profit increased by $20.7 million, or 17%, from $122.9 million for the six months ended June 30, 2017 to $143.6 million for the six months ended June 30, 2018. This increase was primarily due to the increase in email marketing revenue discussed above, combined with the decrease in cost of revenue. Our email marketing segment gross profit as a percentage of revenue increased by eight percentage points year over year, from 62% for the six months ended June 30, 2017 to 70% for the six months ended June 30, 2018. This increase was primarily the result of the reduction in cost of revenue.

Domain segment gross profit increased by $3.8 million, or 23%, from $17.0 million for the six months ended June 30, 2017 to $20.8 million for the six months ended June 30, 2018. Our domain segment gross profit as a percentage of revenue increased by five percentage points year over year, from 26% for the six months ended June 30, 2017 to 31% for the six months ended June 30, 2018. This increase was primarily due to the decrease in cost of revenue described above.
Operating Expense

	Six Months Ended June 30,
	2017		2018		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Sales and marketing	$144,878	25%	$133,902	23%	$(10,976)	(8)%
Engineering and development	40,511	7%	41,876	7%	1,365	3%
General and administrative	79,660	14%	69,519	12%	(10,141)	(13)%
Transaction expense	773	—%	—	—%	(773)	(100)%
Total	$265,822	45%	$245,297	42%	$(20,525)	(8)%
Sales and Marketing. Sales and marketing expense decreased by $11.0 million, or 8%, from $144.9 million for the six months ended June 30, 2017 to $133.9 million for the six months ended June 30, 2018. Web presence segment sales and marketing expenses decreased by $7.2 million, and email marketing segment sales and marketing expense decreased by $3.5 million, while sales and marketing for our domain segment remained relatively flat.

Sales and marketing expense for our web presence segment decreased by $7.2 million, or 9%, from $82.9 million for the six months ended June 30, 2017 to $75.6 million for the six months ended June 30, 2018. This decrease was primarily due to a $2.5 million reduction in labor costs; a $2.3 million reduction in stock-based compensation expense; a $1.3 million reduction in marketing program spend; a $0.7 million reduction in restructuring charges; and a $0.4 million net reduction of other marketing costs.

Sales and marketing expense for our email marketing segment decreased by $3.5 million, or 7%, from $52.1 million for the six months ended June 30, 2017 to $48.6 million for the six months ended June 30, 2018. This decrease was primarily due to a decrease in labor costs of $3.6 million, and a decrease in restructuring charges of $1.5 million. These decreases were partially offset by a $1.6 million increase in marketing program spend.

Sales and marketing expense for our domain segment decreased by $0.2 million, or 2%, from $9.9 million for the six months ended June 30, 2017 to $9.6 million for the six months ended June 30, 2018. The decrease was due primarily to labor related cost reductions.
Engineering and Development. Engineering and development expense increased by $1.4 million, or 3%, from $40.5 million for the six months ended June 30, 2017 to $41.9 million for the six months ended June 30, 2018. Web presence segment engineering and development expenses decreased by $1.2 million, email marketing segment engineering and development expenses increased by $1.9 million, and domain segment engineering and development expenses increased by $0.6 million.

Engineering and development expense for our web presence segment decreased by $1.2 million, or 6%, from $19.7 million for the six months ended June 30, 2017 to $18.5 million for the six months ended June 30, 2018. This decrease was mostly attributable to reduction in depreciation expense of $0.8 million, with the balance being related primarily to lower restructuring charges.

Engineering and development expense for our email marketing segment increased by $1.9 million, or 11%, from $18.1 million for the six months ended June 30, 2017 to $20.0 million for the six months ended June 30, 2018. This increase was primarily related to labor cost increases of $2.8 million and other cost increases of $0.4 million, partially offset by lower restructuring costs of $0.8 million and lower stock-based compensation expense of $0.5 million.

Engineering and development expense for our domain segment increased by $0.6 million, or 24%, from $2.7 million for the six months ended June 30, 2017 to $3.4 million for the six months ended June 30, 2018. This increase was primarily due to increased labor costs.
General and Administrative. General and administrative expense decreased by $10.1 million, or 13%, from $79.7 million for the six months ended June 30, 2017 to $69.5 million for the six months ended June 30, 2018. Web presence general and administrative expenses decreased $9.7 million, email marketing segment general and administrative expenses increased by $1.0 million and domain segment general and administrative expenses decreased by $1.5 million.

General and administrative expense for our web presence segment decreased by $9.7 million, or 20%, from $48.4 million for the six months ended June 30, 2017 to $38.7 million for the six months ended June 30, 2018. This decrease was primarily related to lower stock-based compensation expense of $9.0 million; lower labor costs of $4.3 million; lower restructuring costs of $1.3 million; and reduced integration costs of $1.0 million. These decreases were partially offset by an increase in general and administrative expenses related to a $5.5 million shareholder litigation reserve allocated to the web presence segment and other net cost increases of $0.4 million.

General and administrative expense for our email marketing segment increased by $1.0 million, or 5%, from $20.6 million for the six months ended June 30, 2017 to $21.6 million for the six months ended June 30, 2018, primarily due to a $1.5 million shareholder litigation reserve allocated to the email marketing segment and a $0.5 million increase in sales and use tax reserves. These increases were partially offset primarily by lower restructuring charges of $0.6 million and lower stock-based compensation expense of $0.4 million.

General and administrative expense for our domain segment decreased by $1.5 million, or 14%, from $10.7 million for the six months ended June 30, 2017 to $9.2 million for the six months ended June 30, 2018, primarily due to a reduction in stock-based compensation expense of $1.7 million and a $1.0 million reduction in labor costs, partially offset by a $1.2 million shareholder litigation reserve allocated to the domain segment.
Transaction Expenses. Transaction expenses decreased by $0.8 million, or 100%, from $0.8 million for the six months ended June 30, 2017 to $0.0 million for the six months ended June 30, 2018. The period-over-period decrease was primarily attributable to our reduction in acquisitions following the purchase of Constant Contact in February 2016.

Other Expense, Net

	Six Months Ended June 30,		Change
	2017	2018	Amount	%
	(dollars in thousands)
Other expense, net	$(84,871)	$(73,965)	$(10,906)	(13)%
Other expense, net decreased by $10.9 million, or 13%, from $84.9 million for the six months ended June 30, 2017 to $74.0 million for the six months ended June 30, 2018. The decrease was primarily due to a $10.9 million decrease in interest expense, including service fees, of which $4.9 million related to lower costs incurred in connection with our refinancings, specifically deferred financing costs that were immediately expensed and a loss on debt extinguishment, both of which were higher in the 2017 period. In addition, the principal balances on our debt declined and the interest rate on our senior secured debt decreased as a result of our refinancing activities.
Income Tax Expense (Benefit)

	Six Months Ended June 30,		Change
	2017	2018	Amount	%
	(dollars in thousands)
Income tax expense	$8,402	$4,267	$(4,135)	(49)%
For the six months ended June 30, 2017 and 2018, we recognized a tax expense of $8.4 million and $4.3 million, respectively, in the consolidated statements of operations and comprehensive loss. The income tax expense for the six months ended June 30, 2018 was attributable to a federal and state deferred tax expense of $2.8 million due primarily to the different book and tax treatment of goodwill, a federal and state current tax expense of $0.7 million million, and a foreign current tax expense of $0.8 million.

The income tax expense for the six months ended June 30, 2017 was primarily attributable to a federal and state deferred tax expense of $5.3 million related to the differences in the accounting treatment of goodwill under U.S. GAAP and tax accounting for goodwill, federal and state current income taxes of $2.4 million, and a foreign current tax expense of $1.7 million, partially offset by a foreign deferred tax benefit of $1.0 million.
Tax Cuts and Jobs Act
On December 22, 2017, the United States enacted tax reform legislation by passage of the commonly named Tax Cuts and Jobs Act which significantly changes the existing U.S. tax laws, including a reduction in the corporate tax rate from 35% to 21% and a move from a worldwide tax system to a territorial system, as well as other changes. As a result of enactment of the legislation, we incurred an additional one-time income tax benefit on the re-measurement of certain deferred tax assets and liabilities in the amount of $16.9 million for the year ended December 31, 2017. As noted above, the legislation also introduced substantial international tax reform that moves the U.S. toward a territorial system, in which income earned in other countries will generally not be subject to U.S. taxation. The accumulated foreign earnings of U.S. shareholders of certain foreign corporations will be subject to a one-time transition tax. Amounts held in cash or cash equivalents will be subject to a 15.5% tax, while amounts held in illiquid assets will be subject to an 8% tax. Due to an accumulated deficit in the undistributed earnings of our foreign subsidiaries, the one-time transition tax will not apply to us. Additionally, the legislation also contains provisions which would generally limit our deduction for interest expense to 30% of adjusted taxable earnings before interest, taxes, depreciation and amortization ("Tax EBITDA"). The legislation includes provisions which provide a deduction related to intangible income that is owned in the U.S., an additional tax charge related to income from intangibles owned outside the U.S., and a new base-erosion and anti-abuse tax. Although we have substantially completed our work on the effects of the Tax Cuts and Jobs Act, we continue to evaluate certain sections of the new law that may be pertinent to the Company's tax situation. We have also adopted an accounting policy, as provided by the FASB in their January 10, 2018 Board Meeting, to account for the tax effects of the Global Intangible Low Tax Income ("GILTI") in the periods that we are subject to such tax. As a result of this accounting policy, we will not be recording the tax effect of the deferred tax assets and liabilities associated with the GILTI tax.

Liquidity and Capital Resources
Sources of Liquidity
We have funded our operations since inception primarily with cash flow generated by operations, borrowings under our credit facilities and public offerings of our securities.
In November 2013, we entered into a $1,050.0 million first lien term loan facility and a $125.0 million revolving credit facility. On February 9, 2016, in connection with our acquisition of Constant Contact and the related financing of that transaction, we entered into a $735.0 million incremental first lien term loan facility and a new $165.0 million revolving credit facility, which replaced our previous revolving credit facility and which we refer to as the "2016 Revolver", and our wholly owned subsidiary, EIG Investors, issued $350.0 million aggregate principal amount of 10.875% senior notes due 2024, or the "Senior Notes". On June 14, 2017, we refinanced our then-outstanding term loans and replaced them with a new $1,697.3 million first lien term loan facility, which we refer to as the “2017 Term Loan”. On June 20, 2018, we refinanced the 2017 Term Loan and replaced it with a new $1,580.3 million first lien term loan facility, which we refer to as the "2018 Term Loan", and we also extended the maturity of $106.3 million of the 2016 Revolver.
We refer to the 2018 Term Loan (or prior to June 20, 2018, the 2017 Term Loan) and the 2016 Revolver together as the "Senior Credit Facilities".
2018 First Lien Term Loan Facility. The 2018 Term Loan was issued at par and has a maturity date of February 9, 2023. The 2018 Term Loan automatically bears interest at an alternate base rate unless we give notice to opt for the LIBOR-based interest rate. The LIBOR-based interest rate for the 2018 Term Loan is 3.75% per annum plus the greater of an adjusted LIBOR and 1.00%. The alternate base rate for the 2018 Term Loan is 2.75% per annum plus the greatest of the prime rate, the federal funds effective rate plus 0.50%, an adjusted LIBOR for a one-month interest period plus 1.00%, and 2.00%. The 2018 Term Loan requires quarterly mandatory repayments of principal. During the six months ended June 30, 2018, we made one mandatory repayment of $7.9 million and one voluntary prepayment of $17.0 million following the refinancing of the 2017 Term Loan.
2017 First Lien Term Loan Facility. The 2017 Term Loan was issued at a price of 99.75% of par and had a maturity date of February 9, 2023. The 2017 Term Loan automatically bore interest at an alternate base rate unless we gave notice to opt for the LIBOR-based interest rate. The LIBOR-based interest rate for the 2017 Term Loan was 4.00% per annum plus the greater of an adjusted LIBOR and 1.00%. The alternate base rate for the 2017 Term Loan was 3.00% per annum plus the greatest of the prime rate, the federal funds effective rate plus 0.50%, an adjusted LIBOR for a one-month interest period plus 1.00%, and 2.00%. The 2017 Term Loan required quarterly mandatory repayments of principal. During the six months ended June 30, 2018, we made one mandatory repayment of $8.5 million and one voluntary prepayment of $17.0 million prior to the refinancing of the 2017 Term Loan.
Revolving Credit Facility. The 2016 Revolver consists of a non-extended tranche of approximately $58.8 million and an extended tranche of approximately $106.2 million. The non-extended tranche has a maturity date of February 9, 2021. The extended tranche has a maturity date of June 20, 2023, with a "springing" maturity date of November 10, 2022 if the 2018 Term Loan has not been repaid in full or otherwise extended to September 19, 2023 or later prior to November 10, 2022. We have the ability to draw down against the 2016 Revolver using a LIBOR-based interest rate or an alternate base rate. The LIBOR-based interest rate for a non-extended revolving loan is 4.00% per annum (subject to a leverage-based step-down) and for an extended revolving loan is 3.25% per annum (subject to a leverage-based step-down), in each case plus an adjusted LIBOR for a selected interest period. The alternate base rate for a non-extended revolving loan is 3.00% per annum (subject to a leverage-based step-down) and for an extended revolving loan is 2.25% per annum (subject to a leverage-based step-down), in each case plus the greatest of the prime rate, the federal funds rate plus 0.50% and an adjusted LIBOR or a one-month interest period plus 1.00%. We are also required to pay a commitment fee of 0.50% per annum (subject to a leverage-based step-down) to the lenders based on the average daily unused principal amount of the 2016 Revolver.
Senior Notes. The Senior Notes were issued at a price of 98.065% of par and have a maturity date of February 1, 2024. The Senior Notes bear interest at the rate of 10.875% per annum. On January 30, 2017, we completed a registered exchange offer for the Senior Notes, as required under the registration rights agreement we entered into with the initial purchasers of the Senior Notes. All of the $350.0 million aggregate principal amount of the Senior Notes was validly tendered for exchange as part of this exchange offer. The registration rights agreement also obligated us to use reasonable efforts to cause to become effective a registration statement providing for the registration of certain secondary transactions in the Senior Notes by Goldman, Sachs & Co. and its affiliates. This registration statement became effective on December 29, 2016.
The Senior Credit Facilities have been fully and unconditionally guaranteed and secured by us and certain of our subsidiaries (including Constant Contact and its subsidiaries). The Senior Notes have been fully and unconditionally guaranteed, on a senior unsecured basis, by us and our subsidiaries that guarantee the Senior Credit Facilities.

As of June 30, 2018, we had cash and cash equivalents totaling $75.5 million and negative working capital of $311.5 million, which included the $31.6 million current portion of the 2018 Term Loan. There was no balance outstanding on the 2016 Revolver as of June 30, 2018. In addition, we had approximately $1,850.3 million of long term indebtedness, including deferred financing costs, outstanding under the 2018 Term Loan and the Senior Notes. We also had $482.5 million of short-term and long-term deferred revenue, which is not expected to be payable in cash.
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
We were in compliance with all covenants under the Senior Credit Facilities and the Senior Notes at June 30, 2018.
Secured Net Leverage Ratio
The Senior Credit Facilities require that we comply with a financial covenant to maintain a maximum ratio of consolidated senior secured net indebtedness on the date of determination to an adjusted consolidated EBITDA measure, which we refer to as "Bank Adjusted EBITDA", for the most recently completed four quarters (which we refer to as trailing twelve months, or "TTM"). This net leverage ratio is tested as of the last day of each fiscal quarter and was required to be at or below 6.50 to 1.00 through December 31, 2016 and at or below 6.25 to 1.00 from March 31, 2017 through December 31, 2017, and may not exceed 6.00 to 1.00 from March 31, 2018 and thereafter. As of June 30, 2018, we were in compliance with this covenant.
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
As of June 30, 2018, our secured net leverage ratio on a TTM basis was 4.05 to 1.00 and was calculated as follows:

	For the three months ended,
	September 30, 2017	December 31, 2017	March 31, 2018	June 30, 2018	TTM
	(in thousands except ratios)
Net (loss) income	$(40,264)	$7,473	$(7,088)	$(1,969)	$(41,848)
Interest expense	35,850	36,119	36,050	38,346	146,365
Income tax expense (benefit)	2,982	(28,665)	2,617	1,650	(21,416)
Depreciation	13,571	14,451	12,068	12,796	52,886
Amortization of other intangible assets	35,347	35,800	25,735	25,978	122,860
Stock-based compensation	19,580	11,252	6,992	7,390	45,214
Integration and restructuring costs	4,488	1,228	1,529	1,295	8,540
Transaction expenses and charges	—	—	—	—	—
(Gain) loss of unconsolidated entities	(33)	(38)	27	(25)	(69)
Impairment of long-lived assets	14,448	17,012	—	—	31,460
Gain on assets, not ordinary course	—	—	—	—	—
Legal advisory and related expenses	9,220	1,994	10,501	710	22,425
Billed revenue to GAAP revenue adjustment	(1,778)	(7,528)	11,098	(2,431)	(639)
Adjustment for domain registration cost on a cash basis	191	2,220	(1,222)	1,258	2,447
Currency translation	21	19	(6)	(17)	17
Bank Adjusted EBITDA	$93,623	$91,337	$98,301	$84,981	$368,242
Current portion of notes payable					31,606
Current portion of capital lease obligations					7,427
Notes payable - long term					1,815,221
Capital lease obligations - long term					4,013
Original issue discounts and deferred financing costs					58,576
Less:
Unsecured notes					(350,000)
Cash					(75,499)
Certain permitted restricted cash					(149)
Net senior secured indebtedness					$1,491,195
Net leverage ratio					4.05
Maximum net leverage ratio					6.00

Cash and Cash Equivalents
As of June 30, 2018, our cash and cash equivalents were primarily held for working capital purposes and for required principal and interest payments under our indebtedness. A majority of our cash and cash equivalents was held in operating accounts. Our cash and cash equivalents increased by $9.0 million from $66.5 million at December 31, 2017 to $75.5 million at June 30, 2018. Of the $75.5 million cash and cash equivalents we had at June 30, 2018, $27.0 million was held in foreign countries, and due to tax and accounting reasons, we do not plan to repatriate this cash in the near future. We used cash on hand at December 31, 2017 and cash flows from operations to purchase property and equipment and to make our debt payments on our 2017 Term Loan and 2018 Term Loan, as described under "Financing Activities" below. Our future capital requirements will depend on many factors including, but not limited to our growth rate, our level of sales and marketing activities, the development and introduction of new and enhanced products and services, market acceptance of our solutions, potential settlements of legal proceedings, acquisitions, and our gross profits and operating expenses. We believe that our current cash and cash equivalents and operating cash flows will be sufficient to meet our anticipated working capital and capital expenditure requirements, as well as our required principal and interest payments under our indebtedness, for at least the next 12 months.
The following table shows our purchases of property and equipment, principal payments on capital lease obligations, depreciation, amortization and cash flows from operating activities, investing activities and financing activities for the stated periods:

	Six Months Ended June 30,
	2017	2018
	(dollars in thousands)
Purchases of property and equipment	$(19,295)	$(13,381)
Principal payments on capital lease obligations	$(3,908)	$(3,909)
Depreciation	$27,162	$24,864
Amortization	$74,846	$57,076
Cash flows provided by operating activities	$82,422	$82,252
Cash flows used in investing activities	$(20,688)	$(13,381)
Cash flows used in financing activities	$(35,898)	$(59,332)
Capital Expenditures
Our capital expenditures on the purchase of property and equipment for the six months ended June 30, 2017 and 2018 were $19.3 million and $13.4 million, respectively. The remaining balance payable on the capital leases is $11.4 million as of June 30, 2018. We expect our capital expenditures to increase over the balance of fiscal year 2018 as we continue to upgrade and replace data center assets as these assets reach an end of their useful life, and to a lesser extent, continue to implement our disaster recovery program.
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
Net cash provided by operating activities decreased marginally from $82.4 million for the six months ended June 30, 2017 to $82.3 million for the six months ended June 30, 2018. During the six months ended June 30, 2018, we paid $8.0 million relating to our SEC investigations reserve and $5.7 million relating to our 2018 interest rate cap. We also had lower subscriber billings, which resulted in a lower increase in our deferred revenue of $8.3 million. These decreases in net cash provided by operating activities were partially offset by lower interest payments of $7.7 million, primarily due to the 2017 Refinancing and to a reduction in our outstanding term loan balance due to mandatory and voluntary repayments. In addition, we paid approximately $2.0 million less for restructuring expenses during 2018. These increases were partially offset by increased operating profit, primarily from our email marketing and domain segments.
Investing Activities
Cash flows used in investing activities consist primarily of purchase of property and equipment, acquisition consideration payments, and changes in restricted cash balances.

During the six months ended June 30, 2018, net cash used in investing activities was $13.4 million, which was used to purchase property and equipment.
During the six months ended June 30, 2017, net cash used in investing activities was $20.7 million. We used $19.3 million to purchase property and equipment, which was partially offset by $0.3 million proceeds from the sale of assets.
Financing Activities
Cash flow from financing activities consists primarily of the net change in our overall indebtedness, payment of associated financing costs, payment of deferred consideration for our acquisitions and the issuance or repurchase of equity.
During the six months ended June 30, 2018, cash flows used in financing activities was $59.3 million. We paid $1,630.7 million of principal payments related to our 2017 Term Loan and 2018 Term Loan, mainly as part of the 2018 Refinancing from which we received net proceeds from the 2018 Term Loan of $1,580.3 million. Included in the $1,630.7 million were mandatory repayments of $16.4 million, and voluntary prepayments of $34.0 million. We also made $3.9 million of principal payments related to capital lease obligations and $4.2 million of deferred consideration payments relating to AppMachine. In addition, we paid $1.3 million for deferred financing costs related to the 2018 Repricing. These payments were partially offset by $0.5 million of proceeds that we received from the exercise of stock options.
During the six months ended June 30, 2017, cash flows used in financing activities was $35.9 million. We paid $1,714.7 million of principal payment related to our term loans, mainly as part of our 2017 Refinancing from which we received net proceeds from the 2017 Term Loan of $1,693.0 million. In addition, we made $3.9 million of principal payments related to capital lease obligations, paid an aggregate of $5.4 million in deferred consideration for our final deferred payment for Mojoness, Inc. and for the first deferred payment for AppMachine, and $6.1 million of deferred financing costs related to the 2017 Refinancing. These payments were partially offset by $1.1 million of proceeds that we received from the exercise of stock options.
Free Cash Flow
Free cash flow, or FCF, is a non-GAAP financial measure that we calculate as GAAP cash flow from operations less capital expenditures and capital lease obligations. We believe that FCF provides investors with an indicator of our ability to generate positive cash flows after meeting our obligations with regard to capital expenditures (including capital lease obligations).
The following table reflects the reconciliation of cash flow from operations to free cash flow (all data in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
Cash flow from operations	$48,748	$29,892	$82,422	$82,252
Less:
Capital expenditures and capital lease obligations(1)	(11,908)	(9,806)	(23,203)	(17,290)
Free cash flow	$36,840	$20,086	$59,219	$64,962

(1) Capital expenditures during the three and six months ended June 30, 2017 includes $1.9 million and $3.9 million, respectively, of principal payments under a three year capital lease for software. Capital expenditures during the three and six months ended June 30, 2018 includes $1.7 million and $3.9 million, respectively, of principal payments under a three year capital lease for software. The remaining balance on the capital lease is $11.4 million as of June 30, 2018.
Free cash flow decreased by $16.8 million from $36.8 million for the three months ended June 30, 2017 to $20.1 million for the three months ended June 30, 2018. Free cash flow was adversely impacted by our payment of $8.0 million for the settlement of our SEC investigation and our payment of $5.7 million for our 2018 interest rate cap, with the balance of the decrease relating primarily to vendor payments that were delayed from the first quarter of 2018. Free cash flow was favorably impacted by reduced capital expenditures and capital lease obligations of $2.1 million.
Free cash flow increased by $5.8 million from $59.2 million for the six months ended June 30, 2017 to $65.0 million for the six months ended June 30, 2018. Please refer to the "Liquidity and Capital Resources - Operating Activities" section above for a discussion of the main changes in cash flow provided by operating activities. In addition, free cash flow was favorably impacted by reduced capital expenditures and capital lease obligations of $5.9 million.

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
Contractual Obligations and Commitments
There have been no significant changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K filed with the SEC on February 22, 2018, except as it relates to our long-term debt obligations. The following table summarizes these debt-related contractual obligations as of June 30, 2018:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt obligations:
Principal payments on term loan facility and notes	$1,905,403	$31,606	$63,212	$63,212	$1,747,373
Total principal payments relating to our long-term debt obligations	$1,905,403	$31,606	$63,212	$63,212	$1,747,373

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
Interest Rate Sensitivity
We had cash and cash equivalents of $75.5 million at June 30, 2018, the majority of which was held in operating accounts for working capital purposes and other general corporate purposes, which includes payment of principal and interest under our indebtedness. As of June 30, 2018, we had approximately $1,555.4 million outstanding under our 2018 Term Loan, $350.0 million outstanding under the Senior Notes and $0.0 million outstanding under the 2016 Revolver.
The 2018 Term Loan automatically bears interest at the bank’s reference rate unless we give notice to opt for the LIBOR-based interest rate. The LIBOR-based interest rate for a term loan is 3.75% per annum plus the greater of an adjusted LIBOR and 1.00%. The reference rate for a term loan is 2.75% per annum plus the greatest of the prime rate, the federal funds effective rate plus 0.50%, an adjusted LIBOR for a one-month interest period plus 1.00%, or 2.00%.
We have the ability to draw down against the 2016 Revolver using a LIBOR-based interest rate or an alternate base rate. The LIBOR-based interest rate for a non-extended revolving loan is 4.00% per annum (subject to a leverage-based step-down) and for an extended revolving loan is 3.25% per annum (subject to a leverage-based step-down), in each case plus an adjusted LIBOR for a selected interest period. The alternate base rate for a non-extended revolving loan is 3.00% per annum (subject to a leverage-based step-down) and for an extended revolving loan is 2.25% per annum (subject to a leverage-based step-down), in each case plus the greatest of the prime rate, the federal funds rate plus 0.50% and an adjusted LIBOR or a one-month interest period plus 1.00%. We are also required to pay a commitment fee of 0.50% per annum (subject to a leverage-based step-down) to the lenders based on the average daily unused principal amount of the 2016 Revolver.
Based on our aggregate indebtedness outstanding under our 2018 Term Loan of $1,555.4 million as of June 30, 2018, a 100 basis point increase in the adjusted LIBOR above the LIBOR floor would result in a $15.8 million increase in our aggregate interest payments over a 12-month period, and a 100 basis point decrease at the current LIBOR rate would result in a $15.8 million decrease in our interest payments.
We have entered into two interest rate caps as part of our risk management strategy. The three-year interest rate cap we entered into in December 2015 limits our exposure beginning on February 29, 2016 to interest rate increases over 2.0% on $500.0 million of our 2018 Term Loan (and prior to June 20, 2018, our 2017 Term Loan). The three-year interest rate cap we entered into in June 2018 limits our exposure beginning on August 28, 2018 to interest rate increases over 3.0% on $800.0 million of our 2018 Term Loan. The interest rate applicable to our 2018 Term Loan as of June 30, 2018 was approximately 2.32%.
Inflation Risk
We do not believe that inflation has a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability to do so could harm our business, financial condition and results of operations.

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of June 30, 2018, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation of our disclosure controls and procedures as of June 30, 2018, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2018, there has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Endurance
We received a subpoena dated December 10, 2015 from the Boston Regional Office of the SEC, requiring the production of certain documents, including, among other things, documents related to our financial reporting, including operating and non-GAAP metrics, refund, sales and marketing practices and transactions with related parties. On June 5, 2018, we announced that we had settled both this investigation and the Constant Contact investigation discussed below by consenting to the SEC's entry of a cease and desist order (the "Order"), without admitting or denying the SEC's findings set forth in the Order, and by paying a civil monetary penalty. We accrued the penalty in our fiscal quarter ended September 30, 2017 and paid the penalty in the fiscal quarter ended June 30, 2018.
On May 4, 2015, Christopher Machado, a purported holder of our common stock, filed a civil action in the United States District Court for the District of Massachusetts against us and our former chief executive officer and our former chief financial officer, captioned Machado v. Endurance International Group Holdings, Inc., et al., Civil Action No. 1:15-cv-11775-GAO. The plaintiff filed an amended complaint on December 8, 2015, and a second amended complaint on March 18, 2016. We moved to dismiss the second amended complaint, but before the court ruled on our motion, with our assent, the plaintiff filed a third amended complaint on June 30, 2017. In the third amended complaint, plaintiffs Christopher Machado and Michael Rubin allege claims for violations of Section 10(b) and 20(a) of the Exchange Act, and Sections 11, 12(a)(2), and 15 of the Securities Act, on behalf of a purported class of purchasers of our securities between October 25, 2013 and December 16, 2015, including persons or entities who purchased or acquired our shares pursuant or traceable to the registration statement and prospectus issued in connection with our October 25, 2013 initial public offering. The plaintiffs challenge as false or misleading certain of our disclosures about the total number of subscribers, average revenue per subscriber, the number of customers paying over $500 per year for our products and services, and the average number of products sold per subscriber. The plaintiffs seek, on behalf of themselves and the purported class, compensatory damages, rescissory damages as to class members who purchased shares pursuant to the offering and the plaintiffs' costs and expenses of litigation. We moved to dismiss the third amended complaint on August 29, 2017. The plaintiffs' memorandum in opposition to our motion to dismiss was filed on October 30,

2017, and our reply memorandum was filed on December 14, 2017. On January 12, 2018, the parties filed a joint motion to stay all proceedings pending the outcome of a mediation between the parties scheduled for February 23, 2018. The court granted the stay on February 21, 2018. The parties did not resolve the matter at the mediation on February 23, 2018, but continued thereafter to productively discuss a potential resolution of this matter. The court extended the stay to allow the parties to continue their discussions. On May 17, 2018, the parties executed a term sheet memorializing their agreement in principal to settle the action. The parties then negotiated the terms and conditions of a stipulation and agreement of settlement and related papers, which provide for the release of all claims asserted against us and our former chief executive officer and our former chief financial officer. On July 6, 2018, the plaintiffs filed an unopposed motion seeking preliminary approval of the proposed settlement, certification of the proposed settlement class for settlement purposes only, and approval of notice to the settlement class. The court has not yet ruled on this motion. Our contribution to the settlement pool under the proposed settlement would be approximately equal to the amount we reserved in connection with a possible settlement of this action. The aggregate amount of this reserve and the reserve for the Constant Contact McGee litigation discussed below was originally $8.5 million recorded during the three months ended March 31, 2018, and subsequently adjusted to $8.3 million during the three months ended June 30, 2018. We cannot make any assurances as to whether the settlement will be approved by the court.
Constant Contact
On December 10, 2015, Constant Contact received a subpoena from the Boston Regional Office of the SEC, requiring the production of documents pertaining to Constant Contact’s sales, marketing, and customer retention practices, as well as periodic public disclosure of financial and operating metrics. As discussed above, on June 5, 2018, we announced that we had settled both this investigation and the Endurance investigation discussed above by consenting to the SEC's entry of the Order, without admitting or denying the SEC's findings set forth in the Order, and by paying a civil monetary penalty. We accrued the penalty in our fiscal quarter ended September 30, 2017 and paid the penalty in the fiscal quarter ended June 30, 2018.
On August 7, 2015, a purported class action lawsuit, William McGee v. Constant Contact, Inc., et al, was filed in the United States District Court for the District of Massachusetts against Constant Contact and two of its former officers. An amended complaint, which named an additional former officer as a defendant, was filed December 19, 2016. The lawsuit asserts claims under Sections 10(b) and 20(a) of the Exchange Act, and is premised on allegedly false and/or misleading statements, and non-disclosure of material facts, regarding Constant Contact’s business, operations, prospects and performance during the proposed class period of October 23, 2014 to July 23, 2015. The parties mediated the claims on March 27, 2018, and as a result of that mediation reached an agreement in principle with the lead plaintiff to settle the action. The parties then negotiated the terms and conditions of a stipulation and agreement of settlement and related papers, which provide for the release of all claims asserted against Constant Contact and its former officers. On May 18, 2018, the plaintiffs filed an unopposed motion seeking preliminary approval of the proposed settlement, certification of the proposed settlement class for settlement purposes only, and approval of notice to the settlement class. The court has not yet ruled on this motion. Our contribution to the settlement pool under the proposed settlement would be approximately equal to the amount we reserved in connection with a possible settlement of this action. The aggregate amount of this reserve and the reserve for the Endurance Machado litigation discussed above was originally $8.5 million recorded during the three months ended March 31, 2018, and subsequently adjusted to $8.3 million during the three months ended June 30, 2018. We cannot make any assurances as to whether the settlement will be approved by the court.
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

•
perceived or actual security, availability, integrity, privacy, reliability, quality or compatibility problems with our solutions, including related to unscheduled downtime, outages or network security breaches;

•
our inability to maintain awareness of our brands, including due to fragmentation of our marketing efforts due to our historical approach of maintaining a portfolio of multiple brands rather than focusing our resources on a single brand or a few brands;

•	continued or increased competition in the SMB market, including greater marketing efforts or investments by our competitors in advertising and promoting their brands or in product development;

•	changes in search engine ranking algorithms or in search terms used by potential subscribers; or

•
our inability to market our solutions in a cost-effective manner to new subscribers or to our existing subscribers due to changes in regulation, or changes in the enforcement of existing regulation, that would affect our marketing or pricing practices.

Our total subscriber base decreased during the twelve months ended June 30, 2018, and we expect that it will continue to decrease for the foreseeable future. Key factors contributing to the decrease in our subscriber base are discussed in Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations. If we are not successful in addressing these factors or the other factors listed above, we may not be able to return to or maintain positive subscriber growth in the future, which could have a material adverse effect on our business and financial results.
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
We have faced and expect to continue to face competition in our web presence and domain segments, both domestically and internationally, from competitors in the domain, hosting and website builder markets such as GoDaddy, 1 and 1, Wix, Squarespace, Weebly, Web.com and Wordpress.com, as well as from large companies like Amazon, Microsoft and Google, which offer web hosting or website builders, domain registration and other cloud-based services, and eBay and Facebook, which offer Internet marketing platforms. For our email marketing segment, we expect continued competition from MailChimp and other SMB-focused lower-cost email marketing vendors, as well as additional competition from providers of marketing automation software and larger companies such as Microsoft.
We believe that our business has been, and may continue to be, affected by changes in the behavior of consumers when searching for web presence and marketing solutions. In particular, consumers have increasingly been searching for these solutions using brand related search terms as opposed to unbranded search terms, such as hosting, website builders or email marketing. We believe this trend has benefited competitors who have invested more heavily in, and used a broader array of marketing channels in, building consumer awareness of their brand than we have. In addition, global searches for specific products such as “cloud hosting,” "logos" and “e-commerce,” are growing, which we believe has benefited competitors who market more heavily in these and other specific product areas.
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
Due to our history of acquisitions, we offer our products and services through numerous brands that operate from different websites, control panels, billing systems, information technology and other systems. As a result, compliance assessments, compliance-related changes, roll-outs of new products and product and technology upgrades, and changes in business processes often need to be implemented more than once. This level of complexity has sometimes resulted and may continue to result in difficulties maintaining effective internal controls, additional compliance costs and risks, product roll-out inefficiencies, and other operational challenges.
In particular, differences across our multiple billing systems have at times made it challenging for us to accurately and consistently determine certain enterprise-wide operational metrics, such as total subscribers. Total subscribers and other operational metrics, which we voluntarily disclose, historically have not been subject to the same level of reporting controls as our financial statements and other financial information we are required to disclose. Also, we have identified in the past, and may in the future identify, errors or bugs in the systems we use to generate operational metrics. We are working to improve our controls and processes for total subscribers and other operational metrics, but errors with respect to these metrics could still occur. In addition, as a public company, we are required by the Sarbanes-Oxley Act of 2002 to maintain, evaluate, test and document internal controls over financial reporting, and our multiple brands and systems make this process more complicated and costly than it would be otherwise. Any errors, delays, inconsistencies in data reporting, or similar challenges could negatively impact our business decisions, impede our ability to produce accurate financial statements on a timely basis, or otherwise lead to inaccurate disclosure, which could harm our operating results, our ability to operate our business and our investors’ view of us.
In 2018, we plan to make significant investments to improve our customer experience and better integrate our business. Although we believe that these investments will position us for growth in the future, we will recognize most of the costs associated with these investments earlier than most of the anticipated benefits, and the return on these investments may be lower or may develop more slowly than we expect. If we do not achieve the benefits anticipated from these investments, if the achievement of these benefits is delayed, if we are otherwise not successful in simplifying our business or in managing our complexity effectively, our operating results may be negatively affected.
Our growth will be adversely affected if we cannot continue to successfully retain, hire, train and manage our key employees.
Our ability to successfully pursue our growth strategy will depend on our ability to attract, retain and motivate key employees across our business, particularly engineering and development employees and our senior executive team.
Our engineering and development team has undergone several management transitions and a significant amount of organizational change in recent years. These changes, combined with high demand from other technology companies for skilled engineering and technical employees, have made and may continue to make it more challenging to retain key employees or hire replacements if they leave. In addition, candidates making employment decisions, particularly in high-technology industries, often consider the value of any equity they may receive from prospective employers. As a result, any significant volatility in the market price of our common stock, or concerns by potential employees about the performance of our stock, may also contribute to these challenges.
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
We have experienced system, software, Internet, data center, network, and customer support center failures and have not yet implemented a complete disaster recovery plan or a business continuity plan, and any interruptions, delays or failures in our services could harm our reputation, cause us to lose subscribers, or result in unanticipated costs.
We must be able to maintain and operate our applications and systems without interruption. Since our ability to retain and attract subscribers depends on the performance, reliability and availability of our services, as well as in the delivery of our products and services to subscribers, even minor interruptions in our service or losses of data could harm our reputation, particularly if they frequently reoccur. Our applications, network, systems, equipment, power supplies, customer support centers and data centers are subject to various points of failure, including: human error or accidents; improper maintenance and change control; Internet connectivity downtime; computer viruses; physical or electronic security breaches; inadequate systems monitoring; intentional bad acts such as sabotage, vandalism or terrorism; and natural disasters.
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
Our systems supporting our web presence and domain segments are not fully redundant, and we have not yet implemented a complete and tested disaster recovery plan or a business continuity plan. Although the redundancies we do have in place will permit us to respond, at least to some degree, to failures of applications and systems, our data centers are vulnerable in the event of failure. Most of our web presence subscribers, and a significant portion of our domain subscribers, are hosted across five U.S.-based data centers, one of which is owned by us and the rest of which are co-located, and accordingly, any failure or downtime in these data center facilities would affect a significant percentage of our subscribers. While we have a disaster recovery system that covers most of our email marketing subscribers, this system may not be able to recover all data and services in the event of a significant outage. We do not yet have adequate structures or systems in place to recover from a data center’s severe impairment or total destruction, and recovery from the total destruction or severe impairment of any of our major data centers would be extremely difficult and may not be possible at all. Closing any of these data centers without adequate notice could result in lengthy, if not permanent, interruptions in the availability of our solutions and loss of vast amounts of subscriber data.
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
Our customer support centers are also vulnerable in the event of failure caused by total destruction or severe impairment. The teams in each customer support center are trained to provide brand-specific support services for a discrete subset of our brands, which, along with staffing constraints and differences in software systems between our brands, limits our ability to re-route calls, email and chat from one customer support center to another customer support center. Accordingly, if any of our customer support centers (particularly one of our primary support centers, such as our Arizona, Colorado, Massachusetts or Texas centers or our third-party India and Philippines centers) were to be impaired or destroyed, our ability to re-route calls, email and chat to operational customer support centers or to provide the type of customer support services that the non-operational customer support center had provided to subscribers of a particular brand or brands may be limited.

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
A majority of our revenue is processed through credit card transactions. Under current credit card industry practices, we are liable for fraudulent and disputed credit card transactions because we do not obtain the cardholder’s signature at the time of the transaction, even though the financial institution issuing the credit card may have authorized the transaction. Although we focus on keeping our rate of credit card refunds and chargebacks low, if our refunds or chargebacks increase, our credit card processors could require us to maintain or increase reserves, increase our processing fees, impose fines, terminate their contracts with us or decline to serve as credit card processors for new joint ventures or brands, which would have an adverse effect on our financial condition.
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

•
the amount and timing of capital expenditures or extraordinary expenses, such as litigation, regulatory or other dispute-related settlement payments (including, for example, any potential settlements of the pending legal proceedings described in Item 1 - Legal Proceedings);

•	the mix of products we sell;

•	higher than expected refunds to our subscribers;

•	systems, data center and Internet failures, breaches and service interruptions;

•	negative publicity about us or our brands;

•	loss of key employees or difficulties recruiting new employees;

•	the impact of changes in legislation or regulations, or to interpretations of existing legislation and regulations;

•	litigation or governmental enforcement actions against us due to actual or alleged failures to comply with applicable laws or regulations;

•	failures to comply with industry standards such as the payment card industry data security standards;

•	interest rate fluctuations;

•	goodwill and other intangible asset impairments;

•	terminations of, disputes with, or material changes to our relationships with third-party partners; and

•	costs, integration problems, or other liabilities associated with past or future acquisitions, strategic investments or joint ventures.
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
We have made and expect to continue to make significant expenditures to maintain, develop and expand our business. Our revenue and subscriber growth may be insufficient to achieve or maintain profitability in light of our expenditure levels. As further discussed in Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, our total subscriber base decreased during the twelve months ended June 30, 2018, and revenue in our web presence segment declined year over year. If we are not successful in addressing the factors that have contributed to these developments, we may not be able to either increase subscriber and revenue growth or maintain current subscriber and revenue levels, which could result in a material adverse effect on our business and financial results. We may incur significant losses in the future for these or a number of other reasons, including interest expense related to our substantial indebtedness and the other risks described in this report.
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
The terms of our existing co-located data center agreements vary in length and expire on various dates through 2023. The owners of these or our other co-located data centers have no obligation to continue such arrangements beyond their current terms, nor are they obligated to renew their agreements with us on terms acceptable to us, or at all. These agreements may not provide us with adequate time to transfer operations to a new facility in the event of early termination. If we were required to move our equipment to a new facility without adequate time to plan and prepare for such migration, we would face significant challenges due to the technical complexity, risk and high costs of the relocation. Any such migration could result in downtime or other disruptions to our services, which could damage our reputation, cause subscriber losses and harm our operating results and financial condition.
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
We collect personally identifiable information and other data from our subscribers and prospective subscribers. We use this information to provide services to our subscribers, to support, expand and improve our business and, subject to each subscriber’s or prospective subscriber’s right to decline or opt out, we may use this information to market other products and services to them. We may also share subscribers’ personally identifiable information with certain third parties as authorized by the subscriber or as described in our privacy policy.
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

On May 25, 2018, the EU-wide General Data Protection Regulation, or GDPR, took effect, replacing the data protection laws of each EU member state. The GDPR implemented more stringent operational requirements for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, increased requirements to erase an individual’s information upon request and comply with other requests from individuals, mandatory data breach notification requirements, restrictions on automated decision-making and profiling, and higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. The GDPR also significantly increased penalties for non-compliance, including where we act as a service provider (e.g., controller or processor). In addition, we face uncertainty about how the requirements of the GDPR will coexist with our obligations as a registrar accredited by ICANN, since certain GDPR requirements may conflict with those of ICANN. If our privacy or data security measures fail to comply with applicable current or future laws and regulations, including if we fail to fully notify subscribers and prospective subscribers of our data processing activities and obtain their consent where needed, we may be subject to litigation, regulatory investigations, or enforcement actions (including enforcement notices requiring us to change the way we use personal data or our marketing practices, fines, or other liabilities), as well as negative publicity and a potential loss of business and revenue. Under the GDPR, fines of up to 20,000,000 Euros or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, may be imposed.
Future data privacy laws or regulations, or modifications to existing laws or regulations, could impair our ability to collect, transfer and/or use subscriber information that we use to provide targeted advertising to our subscribers, thereby impairing our ability to maintain and grow our subscriber base and increase revenue. Future restrictions on the collection, use, transfer, sharing or disclosure of our subscribers’ data or additional requirements for obtaining the consent of subscribers for the use and disclosure of such information could require us to modify our solutions and features, possibly in a material manner, and could limit our ability to develop new services and features. For example, regulation of cookies, web beacons and similar technology for online behavioral advertising may lead to broader restrictions on our activities, including our collection and use of online usage information in order to attract and retain customers. Such regulation may also increase the potential for civil liability under consumer protection laws. In addition, providers of major browsers have and may continue to include features that allow users to limit the collection of certain data about their Internet usage, which could also inhibit our ability to track and analyze user data.
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

In connection with the marketing, telemarketing or advertisement of our products and services by us or our affiliates or referral partners, we could be the target of claims relating to false, misleading or deceptive advertising or marketing practices, including under the auspices of the FTC and state consumer protection statutes. Among other things, our failure to implement any disclosures or functionality required by the FTC or state consumer protection statutes in connection with our various brand websites, customer communications or products or services could subject us to adverse regulatory action, litigation or other adverse consequences. We also rely on third parties to provide marketing and advertising of our products and services, and we could be liable for, or face reputational harm as a result of, their marketing practices if, for example, they fail to comply with applicable statutory and regulatory requirements. In the EU and in other jurisdictions outside of the United States, we could be the target of similar claims under consumer protection laws, regulation of cloud services, e-commerce and distance selling regulation, advertising regulation, unfair competition rules or similar legislation.

Future consumer protection laws or regulations, or modifications to existing laws or regulations (such as, for example, requirements to obtain additional consents from subscribers or to provide them with additional disclosures in order to be permitted to automatically renew their subscriptions), could impair our ability to retain or attract subscribers. Such regulation may also increase the potential for civil liability under consumer protection laws.
The U.S. Controlling the Assault of Non Solicited Pornography and Marketing Act of 2003, or CAN-SPAM Act, establishes certain requirements for commercial email messages and specifies penalties for the transmission of commercial email messages that are intended to deceive the recipient as to source or content. The CAN-SPAM Act, among other things, obligates the sender of commercial emails to provide recipients with the ability to opt out of receiving future emails from the sender. In addition, some states and countries have passed laws regulating commercial email practices that are significantly more punitive and difficult to comply with than the CAN-SPAM Act, such as Canada’s Anti-Spam Legislation, or CASL, and the GDPR. The ability of our subscribers’ customers to opt out of receiving commercial emails may minimize the effectiveness of our products, particularly Constant Contact’s email marketing solution. Moreover, non-compliance with the CAN-SPAM Act carries significant financial penalties.
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

•
Liability for providing the identity and contact details of a domain name registrant who has purchased our domain privacy service, including in connection with the implementation of the GDPR compliance measures, even though our terms of service reserve the right to provide the underlying WHOIS information and/or to cancel privacy services on domain names in certain circumstances;

•	Liability for not providing such information where the underlying WHOIS information is no longer available due to GDPR compliance measures;

•	Liability for trademark infringement if one or more domain names in our domain name portfolios that we own and provide for resale is alleged to violate another party’s trademark; and

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
We now have, and expect to continue to have, significant indebtedness that could result in a material and adverse effect on our business. As of June 30, 2018, we had approximately $1.8 billion of aggregate indebtedness, net of original issue discounts of $23.5 million and deferred financing costs of $35.0 million. Under our first lien term loan facility entered into on June 20, 2018, which refinanced our prior first lien term loan facility, we are required to repay approximately $7.9 million of principal at the end of each quarter and are required to pay accrued interest upon the maturity of each interest accrual period. We estimate that our interest payments on our new first lien term loan facility will be approximately $94.6 million for 2018. The interest accrual periods under our Senior Credit Facilities are typically three months in duration, except for LIBOR-based revolver loans, which are generally one or three months in duration. The actual amounts of our debt servicing payments vary based on the amounts of indebtedness outstanding, whether we borrow on a LIBOR or base rate basis, the applicable interest accrual periods and the applicable interest rates, which vary based on prescribed formulas. We are also required to pay accrued interest on the Notes on a semi-annual basis. We paid approximately $19.0 million of interest on the Notes during the six months ended June 30, 2018, and estimate that our remaining interest payments on the Notes for 2018 will be $19.0 million and will take place in the third quarter of 2018.
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
A substantial portion of our issued and outstanding common stock can be traded without restriction at any time, and the remaining shares of our issued and outstanding common stock can be sold subject to volume limitations and other requirements applicable to affiliate sales under the federal securities laws. As such, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. In addition, we have registered 38,000,000 shares of common stock that have been issued or reserved for future issuance under our Amended and Restated 2013 Stock Incentive Plan and 14,346,830 shares of common stock that have been issued or reserved for future issuance under our Constant Contact, Inc. Second Amended and Restated 2011 Stock Incentive Plan. Of these shares, as of June 30, 2018, 2018, a total of 25,831,495 shares of our common stock are subject to outstanding options, restricted stock units and restricted stock awards, of which 16,080,384 shares are exercisable or have vested. The exercise of these options or the vesting of restricted stock units and shares of restricted stock and the subsequent sale of the common stock underlying such options or upon the vesting of such restricted stock units and restricted stock awards could cause a decline in our stock price. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. We cannot predict the size of future issuances or the effect, if any, that any future issuances may have on the market price for our common stock.
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
As of June 30, 2018, our directors, executive officers and their affiliates beneficially own, in the aggregate, 50.4% of our issued and outstanding common stock. Specifically, investment funds and entities affiliated with Warburg Pincus own, in the aggregate, 36.7% of our issued and outstanding common stock, and investment funds and entities affiliated with Goldman Sachs own, in the aggregate, approximately 10.7% of our issued and outstanding common stock. As a result, these stockholders, if they act together, could have significant influence over the outcome of matters submitted to our stockholders for approval. Our stockholders’ agreement contains agreements among the parties with respect to certain matters, including the election of directors, and certain restrictions on our ability to effect specified corporate transactions. If these stockholders were to act together, they could have significant influence over the management and affairs of our company. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock. In particular, the significant ownership interest of investment funds and entities affiliated with Warburg Pincus and Goldman Sachs in our common stock could adversely affect investors’ perceptions of our corporate governance practices.
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

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number
2.1*	Agreement and Plan of Merger, dated October 30, 2015, by and among Constant Contact, Inc., the Registrant, and Paintbrush Acquisition Corporation	8-K	001-36131	November 2, 2015	2.1
3.1	Restated Certificate of Incorporation of the Registrant	S-1/A	333-191061	October 23, 2013	3.3
3.2	Amended and Restated By-Laws of the Registrant	8-K	001-36131	January 30, 2017	3.1
4.1	Specimen certificate evidencing shares of common stock of the Registrant	S-1/A	333-191061	October 8, 2013	4.1
4.2	Second Amended and Restated Registration Rights Agreement, dated as of October 24, 2013, by and among the Registrant and the other parties thereto	10-Q	001-36131	November 7, 2014	4.2
4.3	Stockholders Agreement, dated as of October 24, 2013, by and among the Registrant and certain holders of the Registrant’s common stock	10-Q	001-36131	November 7, 2014	4.3

4.4	Indenture (including form of Note), dated as of February 9, 2016, among EIG Investors Corp., the Registrant, the Endurance Guarantors party thereto and Wilmington Trust, National Association, as trustee	8-K	001-36131	February 10, 2016	4.1
4.5	Exchange and Registration Rights Agreement, dated as of February 9, 2016, among EIG Investors Corp., the Registrant, the Endurance Guarantors party thereto, Goldman, Sachs & Co., Credit Suisse Securities (USA) LLC and Jefferies LLC	10-Q	001-36131	May 9, 2016	4.6
10.1	Fourth Amendment to Third Amended and Restated Credit Agreement, dated as of June 20, 2018, among Endurance International Group Holdings, Inc., EIG Investors Corp., the other Loan Parties party thereto, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as issuing bank and administrative agent	8-K	001-36131	June 21, 2018	10.1
10.2+	Master Services Agreement Amendment No. 4 dated as of April 19, 2018 between The Endurance International Group, Inc. and Tregaron India Holdings, LLC					X
10.3#	Form of Restricted Stock Unit Agreement under the 2013 Stock Incentive Plan (3 year vesting, with tax rate option)					X
10.4#	Form of Stock Option Agreement under the 2013 Stock Incentive Plan (3 year vesting)					X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

ENDURANCE INTERNATIONAL GROUP HOLDINGS, INC.

Date: August 2, 2018	By:	/s/ Marc Montagner
Marc Montagner
Chief Financial Officer (Principal Financial Officer)