Form 10-Q
period 2018-09-30
Endurance International Group Holdings, Inc.
filed 2018-11-02
CIK 1237746

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 29, 2018, there were 143,855,398 shares of the issuer’s common stock, $0.0001 par value per share, outstanding.

Endurance International Group Holdings, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31, 2017	September 30, 2018
Assets		(unaudited)
Current assets:
Cash and cash equivalents	$66,493	$89,674
Restricted cash	2,625	1,832
Accounts receivable	15,945	14,105
Prepaid domain name registry fees	53,805	57,114
Prepaid commissions	—	41,744
Prepaid expenses and other current assets	29,327	27,101
Total current assets	168,195	231,570
Property and equipment—net	95,452	79,315
Goodwill	1,850,582	1,849,264
Other intangible assets—net	455,440	377,670
Deferred financing costs—net	3,189	2,879
Investments	15,267	15,266
Prepaid domain name registry fees, net of current portion	10,806	11,337
Prepaid commissions, net of current portion	—	42,081
Other assets	2,155	9,021
Total assets	$2,601,086	$2,618,403
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,058	$10,812
Accrued expenses	79,991	70,204
Accrued interest	24,457	15,109
Deferred revenue	361,940	380,564
Current portion of notes payable	33,945	31,606
Current portion of capital lease obligations	7,630	7,595
Deferred consideration—short term	4,365	2,386
Other current liabilities	4,031	3,753
Total current liabilities	527,417	522,029
Long-term deferred revenue	90,972	96,419
Notes payable—long term, net of original issue discounts of $25,811 and $22,445 and deferred financing costs of $37,736 and $33,515, respectively	1,858,300	1,792,436
Capital lease obligations—long term	7,719	2,067
Deferred tax liability	19,696	36,498
Deferred consideration—long term	3,551	1,342
Other liabilities	10,426	11,014
Total liabilities	2,518,081	2,461,805
Stockholders’ equity:
Preferred Stock—par value $0.0001; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock—par value $0.0001; 500,000,000 shares authorized; 140,190,695 and 143,306,748 shares issued at December 31, 2017 and September 30, 2018, respectively; 140,190,695 and 143,306,411 outstanding at December 31, 2017 and September 30, 2018, respectively	14	14
Additional paid-in capital	931,033	953,971
Accumulated other comprehensive loss	(541)	(1,034)
Accumulated deficit	(847,501)	(796,353)
Total stockholders’ equity	83,005	156,598
Total liabilities and stockholders’ equity	$2,601,086	$2,618,403
See accompanying notes to consolidated financial statements.

Endurance International Group Holdings, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
Revenue	$295,222	$283,770	$882,617	$862,896
Cost of revenue	158,865	128,945	454,197	393,597
Gross profit	136,357	154,825	428,420	469,299
Operating expense:
Sales and marketing	66,276	63,831	211,154	197,733
Engineering and development	19,882	22,683	60,393	64,559
General and administrative	51,269	25,693	130,929	95,212
Transaction expenses	—	—	773	—
Total operating expense	137,427	112,207	403,249	357,504
(Loss) income from operations	(1,070)	42,618	25,171	111,795
Other income (expense):
Other income (expense), net	(600)	—	(600)	—
Interest income	203	289	506	720
Interest expense	(35,848)	(37,527)	(121,022)	(111,923)
Total other expense—net	(36,245)	(37,238)	(121,116)	(111,203)
(Loss) income before income taxes and equity earnings of unconsolidated entities	(37,315)	5,380	(95,945)	592
Income tax expense	2,982	11,715	11,384	8,826
Loss before equity earnings of unconsolidated entities	(40,297)	(6,335)	(107,329)	(8,234)
Equity (income) loss of unconsolidated entities, net of tax	(33)	—	(72)	2
Net loss	$(40,264)	$(6,335)	$(107,257)	$(8,236)
Net loss attributable to non-controlling interest	—	—	277	—
Excess accretion of non-controlling interest	—	—	7,247	—
Total net loss attributable to non-controlling interest	—	—	7,524
Net loss attributable to Endurance International Group Holdings, Inc.	$(40,264)	$(6,335)	$(114,781)	$(8,236)
Comprehensive income (loss):
Foreign currency translation adjustments	1,070	(644)	2,984	(2,489)
Unrealized gain (loss) on cash flow hedge, net of taxes of $48 and $256, and $(182) and $626 for the three and nine months ended September 30, 2017 and 2018, respectively	83	812	(309)	1,996
Total comprehensive loss	$(39,111)	$(6,167)	$(112,106)	$(8,729)
Basic net loss per share attributable to Endurance International Group Holdings, Inc.	$(0.29)	$(0.04)	$(0.84)	$(0.06)
Diluted net loss per share attributable to Endurance International Group Holdings, Inc.	$(0.29)	$(0.04)	$(0.84)	$(0.06)
Weighted-average common shares used in computing net loss per share attributable to Endurance International Group Holdings, Inc.:
Basic	137,793,609	143,107,122	136,688,115	141,946,574
Diluted	137,793,609	143,107,122	136,688,115	141,946,574
See accompanying notes to consolidated financial statements.

Endurance International Group Holdings, Inc.
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2017	2018
Cash flows from operating activities:
Net loss	$(107,257)	$(8,236)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	40,733	36,753
Amortization of other intangible assets	104,554	77,890
Impairment of long lived assets	13,848	—
Impairment of investments	600	—
Amortization of deferred financing costs	5,403	4,708
Amortization of net present value of deferred consideration	504	311
Dividend from minority interest	100	—
Amortization of original issue discounts	2,791	3,209
Stock-based compensation	48,749	21,932
Deferred tax expense (benefit)	6,442	8,839
(Gain) loss on sale of assets	(317)	191
(Gain) loss of unconsolidated entities	(72)	2
Financing costs expensed	5,487	1,228
Loss on early extinguishment of debt	992	331
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(872)	1,687
Prepaid expenses and other current assets	(510)	(3,033)
Accounts payable and accrued expenses	(7,309)	(15,721)
Deferred revenue	15,000	3,502
Net cash provided by operating activities	128,866	133,593
Cash flows from investing activities:
Purchases of property and equipment	(32,095)	(22,343)
Proceeds from sale of assets	292	6
Purchases of intangible assets	(1,966)	—
Net cash used in investing activities	(33,769)	(22,337)
Cash flows from financing activities:
Proceeds from issuance of term loan and notes, net of original issue discounts	1,693,007	1,580,305
Repayments of term loans	(1,733,147)	(1,656,094)
Payment of financing costs	(6,304)	(1,580)
Payment of deferred consideration	(5,408)	(4,500)
Payment of redeemable non-controlling interest	(25,000)	—
Principal payments on capital lease obligations	(5,679)	(5,609)
Proceeds from exercise of stock options	1,548	756
Net cash used in financing activities	(80,983)	(86,722)
Net effect of exchange rate on cash and cash equivalents and restricted cash	2,156	(2,146)
Net increase in cash and cash equivalents and restricted cash	16,270	22,388
Cash and cash equivalents and restricted cash:
Beginning of period	56,898	69,118
End of period	$73,168	$91,506
Supplemental cash flow information:
Interest paid	$118,276	$110,139
Income taxes paid	$3,958	$3,725
See accompanying notes to consolidated financial statements.

Endurance International Group Holdings, Inc.
Notes to Consolidated Financial Statements
(unaudited)
1. Nature of Business
Formation and Nature of Business
Endurance International Group Holdings, Inc. (“Holdings”) is a Delaware corporation, which, together with its wholly owned subsidiary company, EIG Investors Corp. (“EIG Investors”), its primary operating subsidiary company, The Endurance International Group, Inc. (“EIG”), and other subsidiaries of EIG, collectively form the “Company.” The Company is a leading provider of cloud-based platform solutions designed to help small- and medium-sized businesses succeed online.
EIG and EIG Investors were incorporated in April 1997 and May 2007, respectively, and Holdings was originally formed as a limited liability company in October 2011 in connection with the acquisition of a controlling interest in EIG Investors, EIG and EIG's subsidiaries by investment funds and entities affiliated with Warburg Pincus and Goldman, Sachs & Co. on December 22, 2011. On November 7, 2012, Holdings reorganized as a Delaware limited partnership and on June 25, 2013, Holdings converted into a Delaware C-corporation and changed its name to Endurance International Group Holdings, Inc.
2. Summary of Significant Accounting Policies
Basis of Preparation
The accompanying consolidated financial statements, which include the accounts of the Company and its subsidiaries, have been prepared using accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany transactions were eliminated on consolidation.
Segment Information
From the fourth quarter of fiscal year 2016, through the third quarter of fiscal year 2017, the Company had two reportable segments, web presence and email marketing. The Company experienced significant changes in its management structure during fiscal year 2017, including a change in its chief executive officer, who is the Company's chief operating decision maker ("CODM"). The Company's leadership structure has been revised to centralize management of certain domain-focused brands in order to improve overall performance. As a result of these management changes, management has revised internal financial reporting structures, and broken the former web presence segment into two reportable segments, web presence and domains. The Company's third reportable segment, email marketing, remains unchanged.
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
The Company has revised amounts reported for gross profit, net loss and adjusted EBITDA for the web presence and the domain segments in the segment disclosures, which impacted fiscal years 2016 and 2017. The amounts reported for the email marketing segment were not impacted. The revisions arose because of an error in the classification of certain domain registration expenses. Domain segment gross profit, net income (loss) and adjusted EBITDA were overstated by $3.0 million for fiscal year 2016, and by $6.9 million for fiscal year 2017, and web presence segment gross profit, net income (loss) and adjusted EBITDA were understated by equal amounts. Consolidated results were not impacted by this misstatement. See Note 21, Segment Information, for further details.

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
Unaudited Interim Financial Information
The accompanying interim consolidated balance sheet as of September 30, 2018, and the related consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2017 and 2018, cash flows for the nine months ended September 30, 2017 and 2018, and the notes to consolidated financial statements are unaudited. These unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. The unaudited consolidated financial statements include, in the opinion of management, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of the Company’s financial position at September 30, 2018, results of operations for the three and nine months ended September 30, 2017 and 2018 and cash flows for the nine months ended September 30, 2017 and 2018. The consolidated results in the consolidated statements of operations and comprehensive loss are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2018.
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
Software Development Costs
The Company accounts for software development costs for internal-use software under the provisions of ASC 350-40, Internal-Use Software. Accordingly, certain costs to develop internal-use computer software are capitalized, provided these costs are expected to be recoverable. During the three and nine months ended September 30, 2017, the Company capitalized internal-use software development costs of $2.2 million and $8.4 million, respectively. During the three and nine months ended September 30, 2018, the Company capitalized internal-use software costs of $2.8 million and $7.1 million, respectively.
Goodwill
Goodwill relates to amounts that arose in connection with the Company’s various business combinations and represents the difference between the purchase price and the fair value of the identifiable intangible and tangible net assets when accounted for using the purchase method of accounting. Goodwill is not amortized, but is subject to periodic review for impairment. Events that would indicate impairment and trigger an interim impairment assessment include, but are not limited to, current economic and market conditions, including a decline in the equity value of the Company's business, a significant adverse change in agreements that would materially affect reported operating results, business climate or operational performance of the business and an adverse action or assessment by a regulator. Additionally, a reorganization or change in the number of reporting units could result in the reassignment of goodwill between reporting units and may trigger an impairment assessment.
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
Goodwill as of September 30, 2018 is $1,849.3 million. The carrying value of goodwill that was allocated to the domain, email marketing and web presence reporting segments was $29.9 million, $604.3 million and $1,215.1 million, respectively. For the three and nine months ended September 30, 2018, no impairment triggering events were identified and no impairment has been recorded.
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
The Company evaluates long-lived intangible and tangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indicators of impairment are present and undiscounted future cash flows are less than the carrying amount, the fair value of the assets is determined and compared to the carrying value. If the fair value is less than the carrying value, then the carrying value of the asset is reduced to the estimated fair value and an impairment loss is charged to expense in the period the impairment is identified. During the three and nine months ended September 30, 2017, the Company recognized an impairment charge of $13.8 million relating to certain domain name intangible assets acquired in 2014, which was recorded in cost of revenue in the consolidated statements of operations and comprehensive loss. The impairment resulted from diminished cash flows associated with this intangible asset. No such impairment losses have been identified in the three and nine months ended September 30, 2018.
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
Acquired In-Process Research and Development (IPR&D)
Acquired IPR&D represents the fair value assigned to research and development assets that the Company acquires in connection with business combinations that have not been completed at the date of acquisition. The acquired IPR&D is capitalized as an intangible asset and reviewed on a quarterly basis to determine future use. Any impairment loss of the acquired IPR&D is charged to expense in the period the impairment is identified. No impairment loss was identified during the nine months ended September 30, 2017 and 2018.
Revenue Recognition
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09 or ASC 606, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. Since then, the FASB has also issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606), Principals versus Agent Considerations, ASU 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing, and ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments, which further elaborate on the original ASU No. 2014-09. The Company adopted the guidance in ASC 606 on January 1, 2018. Revenue is recognized when control of the promised products or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to for those products and services. In general, the Company determines revenue recognition through the following steps:

•	Identification of the contract, or contracts, with the customer

•	Identification of the performance obligations in the contract

•	Determination of the transaction price

•	Allocation of the transaction price to the performance obligations in the contract

•	Recognition of revenue when, or as, the Company satisfies a performance obligation.
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
Domain parking allows the Company to monetize certain of its premium domain names by loaning them to specialized third parties that generate advertising revenue from these parked domains on a pay per click ("PPC") basis. Revenue is recognized when earned and calculated based on the revenue share arrangement with the third party.
Revenue from the sale of premium domains is recognized when persuasive evidence of an arrangement to sell such domains exists and delivery of an authorization key to access the domain name has occurred. Premium domain names are paid for in advance prior to the delivery of the domain name.
For most of the Company’s performance obligations, the customer simultaneously receives and consumes the service over a period of time as the Company performs the service, resulting in the recognition of revenue over the subscription period. This method provides an appropriate depiction of the timing of the transfer of services to the customer. In limited instances, the customer obtains control of the promised service at a point in time, with no future obligations on the part of the Company. In these instances, the Company recognizes revenue at the point in time control is transferred. The contracts that the Company enters into typically do not contain any variable or non-cash considerations.
The Company maintains a reserve for refunds and chargebacks related to revenue that has been recognized and is expected to be refunded, as calculated based on observed historical trends. The Company had a refund and chargeback reserve of $0.5 million and $0.3 million as of December 31, 2017 and September 30, 2018, respectively. The portion of deferred revenue that is expected to be refunded at December 31, 2017 and September 30, 2018 was $1.8 million and $1.8 million, respectively. Based on refund history, approximately 83% of all refunds happen in the same fiscal month that the contract starts or renews, and approximately 96% of all refunds happen within 45 days of the contract start or renewal date.
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

Deferred Revenue
The Company records deferred revenue when cash payments are received or are due in advance of the Company’s performance, including amounts that are refundable. The change in the deferred revenue balance for the nine months ended September 30, 2018 is primarily driven by cash payments received or due in advance of the Company satisfying its performance obligations, offset by $331.9 million of revenue recognized that were included in the deferred revenue balance at the beginning of the period.
The following table provides a reconciliation of the Company's deferred revenue as of September 30, 2018:

	Short-term	Long-term
	(in thousands)
Balance at December 31, 2017	$361,940	$90,972
Effect of adoption of ASC 606 to balances at December 31, 2017	20,275	2,882
Recognition of the beginning deferred revenue into revenue, as a result of performance obligations satisfied	(331,939)	—
Cash received in advance during the period	657,821	193,119
Recognition of cash received in the period into revenue, as a result of performance obligations satisfied	(518,087)	—
Reclassification between short-term and long-term	190,554	(190,554)
Balance at September 30, 2018	$380,564	$96,419
The difference between the opening and closing balances of the Company’s deferred liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment. During the nine months ended September 30, 2018, the Company recognized $331.9 million and $0.0 million, respectively, from beginning deferred revenue current and long-term balances existing at December 31, 2017. The Company did not recognize any revenue from performance obligations satisfied in prior periods.
The following table provides the remaining performance obligation amounts as of September 30, 2018. These amounts are equivalent to the ending deferred revenue balance of $477.0 million, which includes both short and long-term amounts:

	Web presence	Email marketing	Domain	Total
	(in thousands)
Remaining performance obligation, short-term	$265,984	$55,055	$59,525	$380,564
Remaining performance obligation, long-term	81,805	—	14,614	96,419
Total	$347,789	$55,055	$74,139	$476,983
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

	Short-term	Long-term
	(in thousands)
Balance at December 31, 2017	$—	$—
Adjustments resulting from adoption of ASC 606	43,408	40,040
Deferred customer acquisition costs incurred in the period	13,391	25,307
Amounts recognized as expense in the period	(38,192)	—
Impact of foreign exchange rates	(142)	13
Reclassification between short-term and long-term	23,279	(23,279)
Balance at September 30, 2018	$41,744	$42,081
As of September 30, 2018, the Company has a total of $71.0 million in deferred assets relating to costs incurred to obtain or fulfill contracts in its web presence segment, consisting of $0.0 million of incremental, recoverable sales and marketing costs, and $71.0 million of recoverable, specific, success-based sales commissions. As of September 30, 2018, the Company has a total of $11.4 million deferred assets relating to costs incurred to obtain or fulfill contracts in its email marketing segment, consisting of $0.0 million of incremental, recoverable sales and marketing costs, and $11.4 million of recoverable, specific, success-based sales commissions. As of September 30, 2018, the Company has a total of $1.4 million deferred assets relating to costs incurred to obtain or fulfill contracts in its domain segment, consisting of $0.0 million of incremental, recoverable sales and marketing costs, and $1.4 million of recoverable, specific, success-based sales commissions. During the nine months ended September 30, 2018, the Company recognized total amortization costs related to the above items of $34.5 million, $3.4 million, and $0.3 million in its web presence, email marketing and domain segments, respectively.
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
ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is more likely than not to be realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company had unrecognized tax benefits at December 31, 2017 and September 30, 2018 of $1.1 million and $2.9 million, respectively.
The Company records interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the three and nine months ended September 30, 2017, the Company did not incur any interest and penalties related to unrecognized tax benefits. During the three months ended September 30, 2018, the Company recognized $0.1 million of interest and penalties related to unrecognized tax benefits. During the nine months ended September 30, 2018, the Company recognized $0.3 million of interest and penalties related to unrecognized tax benefits.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
	(unaudited) (in thousands, except share amounts and per share data)
Net loss attributable to Endurance International Group Holdings, Inc.	$(40,264)	$(6,335)	$(114,781)	$(8,236)
Net loss per share attributable to Endurance International Group Holdings, Inc.:
Basic net loss per share attributable to Endurance International Group Holdings, Inc.	$(0.29)	$(0.04)	$(0.84)	$(0.06)
Diluted net loss per share attributable to Endurance International Group Holdings, Inc.	$(0.29)	$(0.04)	$(0.84)	$(0.06)
Weighted-average common shares used in computing net loss per share attributable to Endurance International Group Holdings, Inc.:
Basic	137,793,609	143,107,122	136,688,115	141,946,574
Diluted	137,793,609	143,107,122	136,688,115	141,946,574
The following number of weighted average potentially dilutive shares were excluded from the calculation of diluted loss per share because the effect of including such potentially dilutive shares would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
	(unaudited)
Restricted stock awards and units	7,782,806	6,915,158	6,974,708	6,470,097
Options	10,593,596	8,362,719	10,947,661	8,644,464
Total	18,376,402	15,277,877	17,922,369	15,114,561
Recent Accounting Pronouncements - Recently Adopted
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. Since then, the FASB has also issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606), Principals versus Agent Considerations, ASU 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing, and ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments, which further elaborate on the original ASU No. 2014-09. The core principle of these updates is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgments and estimates may be required within the revenue recognition process than are required under previous U.S. GAAP. In July 2015, the FASB approved a one-year deferral of the effective date to January 1, 2018, with early adoption to be permitted as of the original effective date of January 1, 2017. Once this standard became effective, companies may use either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures) (the "modified retrospective approach"). The Company adopted this guidance on January 1, 2018 using the modified retrospective approach. The new standard impacted the timing of when certain sales incentive payments, primarily to external parties, are charged to expense as these costs must now be deferred over the life of the related customer relationship, whereas previously these amounts were expensed as incurred. In addition, a small portion of the Company's revenue recognition was impacted by this new guidance. The impact to opening retained earnings as a result of the adoption of the new guidance was $59.4 million, which consists of an $83.4 million deferred asset relating to customer acquisition costs and a $6.1 million deferred asset for domain registration costs, partially offset by a $23.1 million liability for deferred revenue, net of a deferred tax liability of $7.0 million. The Company applied the new guidance to all revenue contracts and did not use any practical expedients. The adoption of Topic 606 impacted the results of operations and certain balance sheet accounts. The impact of applying Topic 606 on the results for reporting periods and balance sheet beginning after January 1, 2018 is presented under Topic 606, while prior amounts are not adjusted and continue to be reported in accordance with the

Company’s historic accounting under Topic 605. The impact of applying Topic 606 as of September 30, 2018 is as follows:

	For the three months ended September 30, 2018 under topic 606	For the three months ended September 30, 2018 under topic 605	Increase (decrease)
Consolidated statement of operations and comprehensive loss data	(in thousands)
Revenue	$283,770	$284,343	$(573)
Cost of revenue	128,945	128,583	362
Sales and marketing	63,831	63,816	15

	As of September, 2018 under topic 606	As of September 30, 2018 under topic 605	Increase (decrease)
Consolidated balance sheet data	(in thousands)
Prepaid commissions, current portion	$41,744	$—	$41,744
Prepaid commissions, long-term	42,081	—	42,081
Deferred revenue, current	380,564	379,343	1,221
Deferred revenue, long-term	96,419	96,419	—

	For the three months ended September 30, 2018 under topic 606	For the three months ended September 30, 2018 under topic 605	Increase (decrease)
Consolidated statement of cash flow data	(in thousands)
Net (loss) income	$(6,335)	$(6,139)	$(196)
Change in prepaid expenses and other assets	5,527	5,904	(377)
Change in deferred revenue	(4,691)	(4,118)	573
Cash flows from operations	51,341	51,341	—

	For the nine months ended September 30, 2018 under topic 606	For the nine months ended September 30, 2018 under topic 605	Increase (decrease)
Consolidated statement of operations and comprehensive loss data	(in thousands)
Revenue	$862,896	$864,117	$(1,221)
Cost of revenue	393,597	393,345	252
Sales and marketing	197,733	198,240	(507)

	As of September, 2018 under topic 606	As of September 30, 2018 under topic 605	Increase (decrease)
Consolidated balance sheet data	(in thousands)
Prepaid commissions, current portion	$41,744	$—	$41,744
Prepaid commissions, long-term	42,081	—	42,081
Deferred revenue, current	380,564	379,343	1,221
Deferred revenue, long-term	96,419	96,419	—

	For the nine months ended September 30, 2018 under topic 606	For the nine months ended September 30, 2018 under topic 605	Increase (decrease)
Consolidated statement of cash flow data	(in thousands)
Net (loss) income	$(8,236)	$(7,270)	$(966)
Change in prepaid expenses and other assets	(3,033)	(2,778)	(255)
Change in deferred revenue	3,502	4,723	1,221
Cash flows from operations	133,593	133,593	—
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
In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718). This new standard provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This amendment is effective for annual or interim periods in fiscal years beginning after December 15, 2017, and should be applied prospectively to an award modified on or after the adoption date. The Company adopted this guidance as of January 1, 2018 and will apply this guidance to any modifications, based on the new definition of a modification, for all periods beginning on or after January 1, 2018. During the three and nine months ended September 30, 2018, there were no modifications that would impact the Company's consolidated financial statements.
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
3. Correction of Income Tax Expense - Fiscal Year 2018

The Company has revised its deferred income tax provision for the first and second quarter of 2018 to reflect a revision that favorably impacted net income (loss) for these periods.
During fiscal year 2017, the Company began a process to reorganize, and in some instances, eliminate legal entities associated with certain products introduced in 2015 and 2016. This reorganization is expected to provide tax benefits, as the Company can deduct losses on the investments in these entities in its U.S. income tax filings. After further review of these losses, the Company has determined that a significant portion of these losses should have been reflected in its 2017 income tax provision calculations. The Company has increased its net operating loss ("NOL") carry-forwards available to offset future U.S. federal taxable income from $157.6 million as of December 31, 2017, to $236.3 million. Additionally, NOL carry-forwards available to offset future state taxable income were increased from $128.6 million as of December 31, 2017, to $168.3 million. These changes in NOL carry-forwards did not impact the actual income tax provision recorded in 2017; however, due to the changes enacted in the 2017 Tax Cuts and Jobs Act, the manner in which net operating loss carry-forwards are handled does impact the Company's 2018 provision for non-cash deferred income taxes. The impact of this revision on the Company’s financial statements as originally filed for the first and second quarter of fiscal year 2018 is detailed below.

The following table represents the impact of the income statement revision to the first and second quarters of 2018 due to the revised deferred income tax provision (in thousands, except per share data):

	Three Months Ended March 31, 2018			Three Months Ended June 30, 2018
	Originally Filed	Adjustment	Revised	Originally Filed	Adjustment	Revised
Loss before income taxes and equity earnings of unconsolidated subsidiaries	$(4,444)	$—	$(4,444)	$(344)	$—	$(344)
Income tax expense (benefit)	2,617	(4,560)	(1,943)	1,650	(2,596)	(946)
Loss before equity earnings of unconsolidated subsidiaries	(7,061)	$4,560	$(2,501)	(1,994)	$2,596	$602
Equity (income) loss of unconsolidated subsidiaries	27	—	27	$(25)		(25)
Net income (loss)	$(7,088)	$4,560	$(2,528)	$(1,969)	$2,596	$627
Comprehensive income (loss)
Foreign currency translation	580	—	580	(2,425)	—	(2,425)
Unrealized (gain) loss on cash flow hedge, net of tax	1,041	—	1,041	144	—	144
Total comprehensive loss	$(5,467)	$4,560	$(907)	$(4,250)	$2,596	$(1,654)
Basic net income (loss) per share	$(0.05)	$0.03	$(0.02)	$(0.01)	$0.01	$0.00
Diluted net income (loss) per share	$(0.05)	$0.03	$(0.02)	$(0.01)	$0.01	$0.00
Weighted-average common shares used in computing net income (loss) per share
Basic	140,361,982	—	140,361,982	142,340,561	—	142,340,561
Diluted	140,361,982	—	140,361,982	142,340,561	2,361,441	144,702,002

	Six Months Ended June 30, 2018
	Originally Filed	Adjustment	Revised
Loss before income taxes and equity earnings of unconsolidated subsidiaries	$(4,788)	$—	$(4,788)
Income tax expense (benefit)	4,267	(7,156)	(2,889)
Loss before equity earnings of unconsolidated subsidiaries	(9,055)	7,156	(1,899)
Equity (income) loss of unconsolidated subsidiaries	2	—	2
Net income (loss)	(9,057)	7,156	$(1,901)
Comprehensive income (loss)
Foreign currency translation	(1,845)	—	(1,845)
Unrealized gain on cash flow hedge, net of tax	1,184	—	1,184
Total comprehensive loss	(9,718)	7,156	$(2,562)
Basic net income (loss) per share	$(0.06)	$0.05	$(0.01)
Diluted net income (loss) per share	$(0.06)	$0.05	$(0.01)
Weighted-average common shares used in computing net income (loss) per share
Basic	141,356,567	—	141,356,567
Diluted	141,356,567	—	141,356,567

The following table represents the impact of the revised deferred income tax provision on the impacted balance sheet accounts as of the dates shown (in thousands):

	March 31, 2018			June 30, 2018
	Originally Filed	Adjustment	Revised	Originally Filed	Adjustment	Revised
Deferred tax liability	$27,679	$(4,560)	$23,119	$29,897	$(7,156)	$22,741
Total liabilities	2,533,619	(4,560)	2,529,059	2,490,106	(7,156)	2,482,950
Accumulated deficit	(795,206)	4,560	(790,646)	(797,175)	7,156	(790,019)
Total stockholders' equity	144,189	4,560	148,749	147,759	7,156	154,915
Total liabilities and stockholders' equity	2,677,808	—	2,677,808	2,637,865	—	2,637,865
The following table represents the impact of the revised deferred income tax provision on the impacted lines of the statement of cash flows for the periods shown (in thousands):

	Three Months Ended March 31, 2018			Six Months Ended June 30, 2018
	Originally Filed	Adjustment	Revised	Originally Filed	Adjustment	Revised
Net income (loss)	$(7,088)	$4,560	$(2,528)	$(9,057)	$7,156	$(1,901)
Deferred tax expense	492	(4,560)	(4,068)	2,672	(7,156)	(4,484)
Net cash provided by operating activities	52,360	—	52,360	82,252	—	82,252
4. Acquisitions
The Company did not make any acquisitions during the three and nine months ended September 30, 2017 and 2018. The Company has a remaining deferred consideration liability related to its acquisition of AppMachine B.V., which had taken place in 2016. Deferred consideration at December 31, 2017 related to AppMachine was $7.9 million, of which, $4.4 million was classified as short-term. Deferred consideration at September 30, 2018 related to AppMachine was $3.7 million, of which $2.4 million was classified as short-term.
5. Property and Equipment and Capital Lease Obligations
Components of property and equipment consisted of the following:

	December 31, 2017	September 30, 2018
	(in thousands)
Land	$790	$790
Building	5,037	7,294
Software	82,618	88,376
Computers and office equipment	153,273	158,188
Furniture and fixtures	18,825	19,259
Leasehold improvements	22,260	19,672
Construction in process	3,800	2,215
Property and equipment—at cost	286,603	295,794
Less accumulated depreciation	(191,151)	(216,479)
Property and equipment—net	$95,452	$79,315
Depreciation expense related to property and equipment for the three months ended September 30, 2017 and 2018 was $13.6 million and $11.9 million, respectively. Depreciation expense related to property and equipment for the nine months ended September 30, 2017 and 2018 was $40.7 million and $36.8 million, respectively.
Property under capital lease with a cost basis of $15.5 million was included in software as of September 30, 2018. The net carrying value of property under capital lease as of September 30, 2018 was $10.6 million.

6. Fair Value Measurements
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
As of December 31, 2017 and September 30, 2018, the Company’s financial assets required to be measured on a recurring basis consist of the 2015 interest rate cap and the 2018 interest rate cap. The Company has classified these interest rate caps, which are discussed in Note 7 below, within Level 2 of the fair value hierarchy.
Basis of Fair Value Measurements

	Balance	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Balance at December 31, 2017
Financial assets:
Interest rate cap (included in other assets)	$452	—	$452	$—
Total financial assets	$452	$—	$452	$—
Balance at September 30, 2018
Financial assets:
Interest rate caps (included in other assets)	$6,863	—	$6,863	$—
Total financial assets	$6,863	$—	$6,863	$—
The carrying amounts of the Company's other financial assets and liabilities including cash, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values because of the relatively short period of time between their origination and their expected realization or settlement.
7. Derivatives and Hedging Activities
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
In December 2015, the Company entered into a three-year interest rate cap with $500.0 million notional value outstanding. This interest rate cap was effective beginning on February 29, 2016. The fair value of this interest rate contract included in other assets on the consolidated balance sheet as of September 30, 2018 was $1.0 million, and the Company recognized $0.6 million and $1.2 million of interest expense, respectively, in the Company’s consolidated statement of operations for the three and nine months ended September 30, 2018. The Company recognized a $1.9 million gain, net of a tax expense of $0.1 million, in AOCI for the nine months ended September 30, 2018. The Company estimates that a cumulative amount of $0.1 million will be reclassified from AOCI to interest expense (as an increase to interest expense) in the next twelve months.
In June 2018, the Company entered into a three-year interest rate cap with $800.0 million notional value outstanding. This interest rate cap was effective beginning on August 28, 2018. The fair value of this interest rate contract included in other assets on the consolidated balance sheet as of September 30, 2018 was $5.9 million, and the Company recognized $0.4 million and $0.5 million, respectively, of interest expense in the Company’s consolidated statement of operations for the three and nine months ended September 30, 2018. The Company recognized a $0.7 million gain, net of a tax expense of $0.2 million, in AOCI for the nine months ended September 30, 2018. The Company estimates that $1.7 million will be reclassified from AOCI to interest expense (as an increase to interest expense) in the next twelve months.
8. Goodwill and Other Intangible Assets
The following table summarizes the changes in the Company’s goodwill balances from December 31, 2017 to September 30, 2018:

	Web Presence	Email Marketing	Domain	Total
	(in thousands)
Goodwill balance at December 31, 2017	$1,216,419	$604,305	$29,858	$1,850,582
Foreign translation impact	(1,318)	—	—	(1,318)
Goodwill balance at September 30, 2018	$1,215,101	$604,305	$29,858	$1,849,264
In accordance with ASC 350, the Company reviews goodwill and other indefinite-lived intangible assets for indicators of impairment on an annual basis and between tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount.
At December 31, 2017, other intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(dollars in thousands)
Developed technology	$285,911	$149,514	$136,397	7 years
Subscriber relationships	659,732	431,938	227,794	7 years
Trade-names	134,054	73,019	61,035	8 years
Intellectual property	34,313	27,336	6,977	5 years
Domain names available for sale	30,458	7,221	23,237	Indefinite
Total December 31, 2017	$1,144,468	$689,028	$455,440
During the nine months ended September 30, 2017 and 2018, there were no impairment charges of intangible assets.

At September 30, 2018, other intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(dollars in thousands)
Developed technology	$284,312	$173,203	$111,109	7 years
Subscriber relationships	659,376	472,625	186,751	7 years
Trade-names	134,046	81,740	52,306	8 years
Intellectual property	34,306	28,566	5,740	5 years
Domain names available for sale	30,855	9,091	21,764	Indefinite
Total September 30, 2018	$1,142,895	$765,225	$377,670
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
The Company’s amortization expense is included in cost of revenue in the consolidated statement of operations and comprehensive loss in the aggregate amounts of $35.3 million and $26.2 million for the three months ended September 30, 2017 and 2018, respectively. The Company's amortization expense is included in cost of revenue in the aggregate amounts of $104.6 million and $77.9 million for the nine months ended September 30, 2017 and 2018, respectively.
9. Investments
As of December 31, 2017 and September 30, 2018, the Company’s carrying value of investments in privately-held companies was $15.3 million and $15.3 million, respectively.
In January 2012, the Company made an initial investment of $0.3 million to acquire a 25% interest in BlueZone Labs, LLC (“BlueZone”), a provider of “do-it-yourself” tools and managed search engine optimization services.
The Company also has an agreement with BlueZone to purchase products and services. During the three months ended September 30, 2017 and 2018, the Company purchased $0.4 million and $0.2 million, respectively, of products and services from BlueZone, which is included in cost of revenue in the Company’s consolidated statements of operations and comprehensive loss. During the nine months ended September 30, 2017 and 2018, the Company purchased $1.3 million and $0.9 million, respectively, of products and services from BlueZone, which is included in cost of revenue in the Company's consolidated statements of operations and comprehensive loss. As of December 31, 2017 and September 30, 2018, $0.1 million and $0.0 million, respectively, relating to the Company’s investment in BlueZone was included in accounts payable and accrued expense in the Company’s consolidated balance sheet. As of December 31, 2017 and September 30, 2018, $0.7 million and $0.1 million, respectively, relating to the Company’s investment in BlueZone was included in prepaid expenses and other current assets in the Company’s consolidated balance sheet. The investment is accounted for using the measurement alternative under ASU 2016-01, Financial Instruments - Overall, as fair value is not readily available.
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
Investments in which the Company’s interest is less than 20% and which are not classified as available-for-sale securities are carried at the lower of cost or net realizable value unless it is determined that the Company exercises significant influence over the investee company, in which case the equity method of accounting is used. For those investments in which the Company’s voting interest is between 20% and 50%, the equity method of accounting is used. Under this method, the investment balance, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee company, as they occur, limited to the extent of the Company’s investment in, advances to and commitments for the investee. These adjustments are reflected in equity (income) loss of unconsolidated entities, net of tax in the Company’s consolidated statements of operations and comprehensive loss. The amount of (income) loss recognized from these investments in all periods presented in the Company's consolidated statement of operations has not been material for any of those periods.From time to time, the Company may make new and follow-on investments and may receive distributions from investee companies. As of September 30, 2018, the Company was not obligated to fund any follow-on investments in these investee companies.

As of September 30, 2018, the Company did not have an equity method investment in which the Company’s proportionate share of the investee’s net income or loss exceeded 10% of the Company’s consolidated assets or income from continuing operations.
10. Notes Payable
At December 31, 2017 and September 30, 2018, notes payable, net of original issuance discounts (sometimes referred to as "OID") and deferred financing costs, consisted of the following:

	At December 31, 2017	At September 30, 2018
	(in thousands)
2018 First Lien Term Loan	$—	$1,493,131
2017 First Lien Term Loan	1,563,197	—
Notes	329,048	330,911
Revolving credit facilities	—	—
Total notes payable	1,892,245	1,824,042
Current portion of notes payable	33,945	31,606
Notes payable - long term	$1,858,300	$1,792,436
2018 First Lien Term Loan Facility
In connection with the Company's June 20, 2018 refinancing of its then-outstanding term loan (the "2018 Refinancing"), the Company entered into its current first lien term loan facility (the "2018 Term Loan") with an original balance of $1,580.3 million and a maturity date of February 9, 2023. As of September 30, 2018, the 2018 Term Loan had an outstanding balance of:

At September 30, 2018
(in thousands)
2018 First Lien Term Loan	$1,530,002
Unamortized deferred financing costs	(19,594)
Unamortized original issue discount	(17,277)
Net 2018 First Lien Term Loan	1,493,131
Current portion of 2018 First Lien Term Loan	31,606
2018 First Lien Term Loan - long term	$1,461,525

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

The 2018 Term Loan requires quarterly mandatory repayments of principal. During the nine months ended September 30, 2018, following the 2018 Refinancing, the Company made two mandatory repayments of $7.9 million each, one voluntary prepayment of $17.0 million and one voluntary prepayment of $17.5 million.

Interest is payable on maturity of the elected interest period for a term loan with a LIBOR-based interest rate, which interest period can be one, two, three or six months. Interest is payable at the end of each fiscal quarter for a term loan with an alternate base rate.
2017 First Lien Term Loan Facility
The Company's prior first lien term loan facility (the "2017 Term Loan") was entered into in connection with the Company's June 14, 2017 refinancing of its then-outstanding term loans (the "2017 Refinancing"). The 2017 Term Loan had an original balance of $1,697.3 million and a maturity date of February 9, 2023. As of December 31, 2017 and September 30,

2018, the 2017 Term Loan had an outstanding balance of:

	At December 31, 2017	At September 30, 2018
	(in thousands)
2017 First Lien Term Loan	$1,605,792	$—
Unamortized deferred financing costs	(22,456)	—
Unamortized original issue discount	(20,139)	—
Net 2017 First Lien Term Loan	1,563,197	—
Current portion of 2017 First Lien Term Loan	33,945	—
2017 First Lien Term Loan - long term	$1,529,252	$—

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

The 2017 Term Loan required quarterly mandatory repayments of principal. During the nine months ended September 30, 2018, prior to the 2018 Refinancing, the Company made one mandatory repayment of $8.5 million and one voluntary repayment of $17.0 million.

Interest was payable on maturity of the elected interest period for a term loan with a LIBOR-based interest rate, which interest period could be one, two, three or six months. Interest was payable at the end of each fiscal quarter for a term loan with an alternate base rate.

As part of the 2018 Refinancing, the Company refinanced the then-outstanding 2017 Term Loan balance of $1,580.3 million.
Revolving Credit Facility
In connection with the Company's February 9, 2016 acquisition of Constant Contact and the related financing of that transaction (the "Constant Contact Financing"), the Company entered into a revolving credit facility (the “2016 Revolver”) that replaced the Company's prior revolving credit facility. The 2016 Revolver has an aggregate available amount of $165.0 million. As of December 31, 2017 and September 30, 2018, the Company did not have any balances outstanding under the 2016 Revolver and the full amount of the facility was unused and available.
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
Senior Notes
In connection with the Constant Contact Financing, EIG Investors issued $350.0 million aggregate principal amount of senior notes (the "Senior Notes") with a maturity date of February 1, 2024. The Senior Notes were issued at a price of 98.065% of par and bear interest at the rate of 10.875% per annum. The Senior Notes have been fully and unconditionally guaranteed, on a senior unsecured basis, by the Company and its subsidiaries that guarantee the 2018 Term Loan and the 2016 Revolver (including Constant Contact and certain of its subsidiaries). The Company has the right to redeem all or a part of the Senior Notes at any time for a premium which is based on the applicable redemption date. As of December 31, 2017 and September 30, 2018, the Senior Notes had an outstanding balance of:

	At December 31, 2017	At September 30, 2018
	(in thousands)
Senior Notes	$350,000	$350,000
Unamortized deferred financing costs	(15,280)	(13,921)
Unamortized original issuance discount	(5,672)	(5,168)
Net Senior Notes	329,048	330,911
Current portion of Senior Notes	—	—
Senior Notes - long term	$329,048	$330,911
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
Maturity of Notes Payable
The maturity of the notes payable at September 30, 2018 is as follows:

Amounts maturing in:	(in thousands)
(Remainder of) 2018	$7,902
2019	31,606
2020	31,606
2021	31,606
2022	31,606
Thereafter	1,745,676
Total	$1,880,002
Interest
The Company recorded $35.8 million and $37.5 million in interest expense for the three months ended September 30, 2017 and 2018, respectively, and $121.0 million and $111.9 million for the nine months ended September 30, 2017 and 2018, respectively.
The following table provides a summary of interest rates and interest expense for the three and nine months ended September 30, 2017 and 2018:

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2018
	(percentage per annum)
Interest rate—LIBOR	5.14%-5.32%	5.81%-6.07%	5.14%-6.68%	5.46%-6.32%
Interest rate—reference	*	*	*	*
Interest rate—Senior Notes	10.875%	10.875%	10.875%	10.875%
Non-refundable fee—unused facility	0.50%	0.50%	0.50%	0.50%
	(dollars in thousands)
Interest expense and service fees	$32,551	$34,469	$105,371	$101,575
Loss on extinguishment of debt	—	—	992	331
Deferred financing fees immediately expensed	—	—	5,487	1,228
Amortization of deferred financing fees	1,873	1,722	5,403	4,708
Amortization of original issue discounts	1,059	1,083	2,791	3,209
Amortization of net present value of deferred consideration	127	60	504	311
Other interest expense	238	193	474	561
Total interest expense	$35,848	$37,527	$121,022	$111,923
* The Company did not have debt bearing interest based on the alternate base rate for the three and nine months ended September 30, 2017 and 2018.
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
The Company was in compliance with all covenants at September 30, 2018.
11. Stockholders’ Equity
Voting Rights
All holders of common stock are entitled to one vote per share.
Changes in Total Stockholders' Equity
The following table presents the changes in total stockholders’ equity during the nine months ended September 30, 2018:

Total Stockholders’ Equity
(in thousands)
Balance at December 31, 2017	$83,005
Stock-based compensation	21,932
Reclassification of stock-compensation liability award	250
Stock option exercises	756
Foreign currency translation adjustment	(2,489)
Unrealized gain on derivative	1,996
Adjustment to beginning retained earnings resulting from adoption of ASC 606, net of tax impact of $7.0 million	59,384
Net loss attributable to Endurance International Group Holdings, Inc.	(8,236)
Balance at September 30, 2018	$156,598
12. Stock-Based Compensation
2013 Stock Incentive Plan
The Amended and Restated 2013 Stock Incentive Plan (the “2013 Plan”) of the Company became effective upon the closing of its initial public offering ("IPO"). The 2013 Plan provides for the grant of options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to employees, officers, directors, consultants and advisers of the Company. Under the 2013 Plan, the Company may issue up to 38,000,000 shares of the Company’s common stock. At September 30, 2018, there were 16,722,969 shares available for grant under the 2013 Plan.
2011 Stock Incentive Plan
As of February 9, 2016, the effective date of the acquisition of Constant Contact, the Company assumed and converted certain outstanding equity awards granted by Constant Contact under the Constant Contact 2011 Stock Incentive Plan (the “2011 Plan”) prior to the effective date of the acquisition (the “Assumed Awards”) into corresponding equity awards with respect to shares of the Company’s common stock. In addition, the Company assumed certain shares of Constant Contact common stock, par value $0.01 per share, available for issuance under the 2011 Plan (the “Available Shares”), which will be available for future issuance under the 2011 Plan in satisfaction of the vesting, exercise or other settlement of options and other equity awards that may be granted by the Company following the effective date of the acquisition of Constant Contact in reliance on the prior approval of the 2011 Plan by the stockholders of Constant Contact. The Assumed Awards were converted into 2,143,987 stock options and 2,202,846 restricted stock units with respect to the Company’s common stock and the Available Shares were converted into 10,000,000 shares of the Company’s common stock reserved for future awards under the 2011 Plan. At September 30, 2018, there were 8,390,174 shares available for grant under the 2011 Plan.

All Plans
The following table presents total stock-based compensation expense recorded in the consolidated statement of operations and comprehensive loss for all awards granted under the Company’s 2013 Plan and 2011 Plan:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
	(in thousands)
Cost of revenue	$1,553	$828	$4,720	$3,223
Sales and marketing	2,263	1,478	7,027	4,009
Engineering and development	1,807	1,237	4,707	3,519
General and administrative	13,956	4,007	32,295	11,181
Total stock-based compensation expense	$19,579	$7,550	$48,749	$21,932
2013 Stock Incentive Plan
The following table provides a summary of the Company’s stock options as of September 30, 2018 and the stock option activity for all stock options granted under the 2013 Plan during the nine months ended September 30, 2018:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(3) (in thousands)
Outstanding at December 31, 2017	8,575,150	$12.30
Granted	611,010	$7.50
Exercised	(19,049)	$8.09
Forfeited	(304,382)	$12.79
Expired	(1,516,912)	$13.56
Outstanding at September 30, 2018	7,345,817	$11.63	5.1	$1,600
Exercisable at September 30, 2018	5,475,357	$12.39	3.9	$283
Expected to vest after September 30, 2018 (1)	1,870,460	$9.39	8.4	$1,317
Exercisable as of September 30, 2018 and expected to vest (2)	7,345,817	$11.63	5.1	$1,600

(1)	This represents the number of unvested options outstanding as of September 30, 2018 that are expected to vest in the future.

(2)	This represents the number of vested options as of September 30, 2018 plus the number of unvested options outstanding as of September 30, 2018 that are expected to vest in the future.

(3)
The aggregate intrinsic value was calculated based on the positive difference, if any, between the estimated fair value of the Company’s common stock on September 30, 2018 of $8.80 per share, or the date of exercise, as appropriate, and the exercise price of the underlying options.

Restricted stock units granted under the 2013 Plan generally vest annually over a three-year period, unless otherwise determined by the Company’s board of directors. The following table provides a summary of the Company’s restricted stock unit activity for the 2013 Plan during the nine months ended September 30, 2018:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2017	3,004,137	$7.93
Granted	3,846,567	$7.55
Vested	(1,185,704)	$9.08
Canceled	(394,763)	$7.78
Non-vested at September 30, 2018	5,270,237	$7.67
Restricted stock awards granted under the 2013 Plan generally vest annually over a four-year period, unless otherwise determined by the Company’s board of directors. Performance-based restricted stock awards are earned based on the achievement of performance criteria established by the Company’s compensation committee and board of directors. The following table provides a summary of the Company’s restricted stock award activity for the 2013 Plan during the nine months ended September 30, 2018:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2017	3,432,946	$13.79
Granted	—	$—
Vested	(819,886)	$12.29
Canceled	(2,134,075)	$14.85
Non-vested at September 30, 2018	478,985	$11.62
2015 Performance Based Award
During fiscal year 2015, the Company granted a performance-based restricted stock award to the Company’s chief executive officer ("CEO") at that time, Hari Ravichandran, which provided for the opportunity to earn up to 3,693,754 shares of the Company’s common stock (the “Award Shares”) over a three-year period beginning July 1, 2015 and ending on June 30, 2018 (the “Performance Period”). Award Shares could be earned based on the Company achieving pre-established threshold, target and maximum performance metrics.
In April 2017, the Company announced that its board of directors and Mr. Ravichandran adopted a CEO transition plan. As a result of this transition, Mr. Ravichandran's employment with the Company ended during the fourth quarter of fiscal year 2017. Upon the end of his employment, in accordance with the terms of the award, Mr. Ravichandran received the Award Shares earned in the quarters completed prior to the separation, plus the number of Award Shares that would have been earned in the quarter in which the separation occurred, which amounted to an aggregate of 1,661,439 shares. The unearned 2,032,315 shares were forfeited. All charges relating to this award were recognized prior to January 1, 2018.
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

2011 Stock Incentive Plan
The following table provides a summary of the Company’s stock options as of September 30, 2018 and the stock option activity for all stock options granted under the 2011 Plan during the nine months ended September 30, 2018:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value(3) (in thousands)
Outstanding at December 31, 2017	888,260	$8.75
Granted	—	$—
Exercised	(92,229)	$6.53
Forfeited	(10,256)	$10.47
Expired	(38,652)	$9.21
Outstanding at September 30, 2018	747,123	$8.98	3.7	$546
Exercisable at September 30, 2018	563,823	$8.76	3.5	$499
Expected to vest after September 30, 2018 (1)	183,300	$9.65	4.2	$47
Exercisable as of September 30, 2018 and expected to vest (2)	747,123	$8.98	3.7	$546

(1)	This represents the number of unvested options outstanding as of September 30, 2018 that are expected to vest in the future.

(2)	This represents the number of vested options as of September 30, 2018 plus the number of unvested options outstanding as of September 30, 2018 that are expected to vest in the future.

(3)
The aggregate intrinsic value was calculated based on the positive difference, if any, between the estimated fair value of the Company’s common stock on September 30, 2018 of $8.80 per share, or the date of exercise, as appropriate, and the exercise price of the underlying options.

Unless otherwise determined by the Company’s board of directors, restricted stock units granted under the 2011 Plan generally vest annually over a three- or a four-year period. The following table provides a summary of the Company’s restricted stock unit activity for the 2011 Plan during the nine months ended September 30, 2018:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2017	1,541,141	$8.30
Granted	41,379	$7.25
Vested	(516,600)	$8.38
Canceled	(92,030)	$8.53
Non-vested at September 30, 2018	973,890	$8.20
Under both the 2011 and 2013 Plans combined, as of September 30, 2018 the Company had approximately $8.9 million of unrecognized stock-based compensation expense related to option awards that will be recognized over 1.6 years and approximately $43.7 million of unrecognized stock-based compensation expense related to restricted stock awards and restricted stock units that will be recognized over 2.1 years.
13. Accumulated Other Comprehensive Income
The following table presents the components of accumulated other comprehensive income (loss):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total
	(in thousands)
Balance at December 31, 2017	$696	$(1,237)	$(541)
Other comprehensive income (loss)	(2,489)	1,996	(493)
Balance at September 30, 2018	$(1,793)	$759	$(1,034)

14. Variable Interest Entity
The Company, through a subsidiary formed in China, entered into various agreements with Shanghai Xiao Lan Network Technology Co., Ltd (“Shanghai Xiao”) and its shareholders that allowed the Company to effectively control Shanghai Xiao, making it a variable interest entity (“VIE”). Shanghai Xiao has a technology license that allows it to provide local hosting services to customers located in China. During fiscal year 2018, the Company ceased operations of the VIE, and has begun the process to liquidate the entity.
From inception and through the period ended September 30, 2018, the financial position and results of operations of Shanghai Xiao are consolidated within, but are not material to, the Company’s consolidated financial position or results of operations.
15. Revenue
Adoption of ASC Topic 606, “Revenue from Contracts with Customers”
The Company recorded a net increase to opening retained earnings of $59.4 million as of January 1, 2018 due to the cumulative impact of adopting Topic 606, with the impact primarily related to customer acquisition costs. The impact to revenue and customer acquisition costs during the three months ended September 30, 2018 as a result of applying Topic 606 was a decrease of $0.6 million and an increase of $0.0 million, respectively. The impact to revenue and customer acquisition costs during the nine months ended September 30, 2018 was a decrease of $1.2 million and an increase of $0.5 million, respectively.
During the three and nine months ended September 30, 2018, the Company recognized $283.8 million and $862.9 million of revenue, respectively, the majority of which was derived from contracts with customers.
During the three and nine months ended September 30, 2018, the Company did not incur any impairment losses on any receivables or contract assets arising from the Company’s contracts with customers.
During the three and nine months ended September 30, 2018, the Company did not incur any credit losses on any receivables or contract assets, arising from the Company’s contracts with customers.
In accordance with ASC 606, the Company disaggregates revenue from contracts with customers based on the timing of revenue recognition. The Company determined that disaggregating revenue into these categories depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. As discussed in Note 21. Segment Information, the Company business consists of the web presence, domain and email marketing segments. The following table presents disaggregated revenues by category for the three and nine months ended September 30, 2018:

	Three Months Ended September 30, 2018
	Web presence	Email marketing	Domain	Total
	(in thousands)
Subscriber revenue
Direct revenue from subscribers	$138,869	$100,816	$12,911	$252,596
Professional services	3,387	299	103	3,789
Reseller revenue	5,241	855	12,585	18,681
Total subscriber revenue	$147,497	$101,970	$25,599	$275,066

Non-subscriber revenue
MDF	$2,199	$141	$252	$2,592
Premium domains	3	—	5,067	5,070
Domain parking	172	—	870	1,042
Total non-subscriber revenue	$2,374	$141	$6,189	$8,704

Total revenue:	$149,871	$102,111	$31,788	$283,770

	Nine Months Ended September 30, 2018
	Web presence	Email marketing	Domain	Total
	(in thousands)
Subscriber revenue
Direct revenue from subscribers	$424,321	$302,583	$39,185	$766,089
Professional services	10,091	1,045	300	11,436
Reseller revenue	16,487	2,620	39,136	58,243
Total subscriber revenue	$450,899	$306,248	$78,621	$835,768

Non-subscriber revenue
MDF	$6,012	$464	$473	$6,949
Premium domains	70	—	15,823	15,893
Domain parking	622	—	3,664	4,286
Total non-subscriber revenue	$6,704	$464	$19,960	$27,128

Total revenue:	$457,603	$306,712	$98,581	$862,896
Subscriber revenue is primarily recognized over time, when the services are performed, except for third party products for which the Company acts as an agent. Revenue from third party products for which the Company acts as an agent is recognized at a point in time, when the revenue is earned.
Revenue, classified by the major geographic areas in which the Company’s customers are located, was as follows for the three and nine months ended September 30, 2018:

	Three Months Ended September 30, 2018
	Web presence	Email marketing	Domain	Total
	(in thousands)
Domestic	$100,065	$93,992	$12,509	$206,566
International	49,806	8,119	19,279	77,204
Total	$149,871	$102,111	$31,788	$283,770

	Nine Months Ended September 30, 2018
	Web presence	Email marketing	Domain	Total
	(in thousands)
Domestic	$306,724	$281,717	$38,525	$626,966
International	150,879	24,995	60,056	235,930
Total	$457,603	$306,712	$98,581	$862,896
16. Redeemable Non-controlling Interest
On January 6, 2016, the Company increased its stake from a 49.0% to a 57.5% controlling interest in WZ (UK) Ltd. ("WZ UK"), an entity specialized in marketing certain of the Company's products. The minority shareholders could put their non-controlling interest, or NCI, to the Company within pre-specified put periods. As the NCI was subject to a put option that was outside the control of the Company, it was deemed a redeemable non-controlling interest and was not recorded in permanent equity, and was presented in mezzanine redeemable non-controlling interest on the consolidated balance sheet. The Company increased its ownership interest in WZ UK to 77.5% in May of 2016.
On July 13, 2016, the Company completed a restructuring with the minority shareholders that resulted in Pseudio Limited and Resume Labs Limited becoming wholly-owned subsidiaries of WZ UK, and acquired an increased ownership interest in the consolidated entity which brought the Company's ownership of WZ UK to 86.4%. The restructuring significantly reduced the amount of the potential redemption amount payable to the minority shareholders, and gave the Company the flexibility to reduce investments in this business. Based on these reduced investments, the estimated value of the non-controlling interest was below the expected redemption amount of $25.0 million, which resulted in $14.2 million of excess accretion that reduced income available to common shareholders for the period starting on the date of the restructuring through the redemption date of July 1, 2017. The Company recognized excess accretion of $0.0 million and $7.2 million for the three and nine months ended September 30, 2017, respectively, which is reflected in net loss attributable to accretion of non-controlling interest in the Company’s consolidated statements of operations and comprehensive loss. Prior to the third quarter of 2016, the Company did not have any accretion amounts in excess of fair value. On July 7, 2017, the Company redeemed the remaining redeemable non-controlling interest for $25.0 million.
17. Income Taxes
On December 22, 2017, the United States enacted tax reform legislation by passage of the commonly named Tax Cuts and Jobs Act, which significantly changes the existing U.S. tax laws, including a reduction in the corporate tax rate from 35% to 21% and a move from a worldwide tax system to a territorial system, as well as other changes. As a result of enactment of the legislation, the Company incurred an additional one-time income tax benefit on the re-measurement of certain deferred tax assets and liabilities in the amount of $16.9 million for the year ended December 31, 2017. The legislation also introduced substantial international tax reform that moves the U.S. toward a territorial system, in which income earned in other countries will generally not be subject to U.S. taxation. The accumulated foreign earnings of U.S. shareholders of certain foreign corporations will be subject to a one-time transition tax. Amounts held in cash or cash equivalents will be subject to a 15.5% tax, while amounts held in illiquid assets will be subject to an eight percent tax. Due to an accumulated deficit in the undistributed earnings of the Company's foreign subsidiaries, the one-time transition tax will not apply to the Company. Additionally, the legislation also contains provisions which would generally limit the Company's deduction for interest expense to 30% of adjusted taxable earnings before interest, taxes, depreciation and amortization ("Tax EBITDA"). The legislation includes provisions which provide a deduction related to intangible income that is owned in the U.S., an additional tax charge related to income from intangibles owned outside the U.S., and a new base-erosion and anti-abuse tax. Although the Company has substantially completed its work on the effects of the Tax Cuts and Jobs Act, it continues to evaluate certain sections of the new law that may be pertinent to the Company's tax situation. The Company has also adopted an accounting policy, as provided by the FASB in their January 10, 2018 Board Meeting, to account for the tax effects of the Global Intangible Low Tax Income

("GILTI") in the periods that the Company is subject to such tax. As a result of this accounting policy, the Company will not be recording the tax effect of the deferred tax assets and liabilities associated with the GILTI tax.
During fiscal year 2017, the Company recorded a deferred tax expense and maintained a deferred tax liability to account primarily for the different book and tax treatment of tax deductible goodwill. Prior to 2018, the Company could not utilize deferred tax assets against the portion of the deferred tax liability related to tax deductible goodwill, as that liability was considered to have an indefinite life. With the passage of the Tax Cuts and Jobs Act, NOL carry-forwards generated after 2017 and the carry-forward of disallowed interest expense are indefinite in life, and therefore are eligible to offset indefinite life deferred tax liabilities. The Company's deferred tax expense (benefit) during 2018 has been impacted by this change.
As described in Note 3, the Company has revised its deferred income tax provision for the first and second quarter of 2018 to reflect an increase in NOL carry-forwards resulting from the reorganization and liquidation of certain affiliated entities which resulted in the recognition of a worthless stock loss of approximately $78.0 million during fiscal year 2017. This revision did not impact the previously reported income tax provision for fiscal year 2017; however, due to the changes enacted in the Tax Cuts and Jobs Act, the manner in which net operating loss carry-forwards are handled did impact the Company's 2018 provision for deferred income taxes previously recorded for the three months ended March 31, 2018 and for the three and six months ended June 30, 2018. The Company revised its provision (benefit) for income taxes for the three months ended March 31, 2018 from an expense of $2.6 million to a benefit of $(1.9) million. The Company also revised its provision (benefit) for income taxes for the three and six months ended June 30, 2018 from an expense of $1.7 million to a benefit of $(0.9) million, and an expense of $4.3 million to a benefit of $(2.9) million, respectively. All of these changes are attributable to changes in deferred tax expense (benefit).
The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realization of deferred tax assets requires significant management judgment. In determining whether its deferred tax assets are more likely than not realizable, the Company evaluated all available positive and negative evidence, and weighted the evidence based on its objectivity. Evidence the Company considered included:

•	NOLs incurred from the Company’s inception to September 30, 2018;

•	Expiration of various federal, state and foreign tax attributes;

•	Reversals of existing temporary differences;

•	Composition and cumulative amounts of existing temporary differences; and

•	Forecasted profit before tax.
The Company updates the scheduling of the reversal of the consolidated U.S. deferred tax assets and liabilities each quarter, as the deferred tax liabilities have continued to decrease and the Company generated pre-tax losses. Based on the analysis of the above evidence, the Company recorded a reduction of $7.9 million to its valuation allowance during the three months ended September 30, 2018.
The Company recognizes, in its consolidated financial statements, the effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. During the quarter ended September 30, 2017, management concluded that the Company’s material tax positions require the recording of an ASC 740-10 reserve, with interest and penalties, for uncertain income tax positions as of September 30, 2017. The Company has unrecognized tax positions at December 31, 2017 and September 30, 2018 of $1.1 million and $2.9 million, respectively, that would affect its effective tax rate. The Company does not expect a significant change in the liability for unrecognized tax benefits in the next 12 months.
For the three months ended September 30, 2017 and 2018, the Company recognized a tax expense of $3.0 million and $11.7 million, respectively, in the consolidated statements of operations and comprehensive loss. The income tax expense for the three months ended September 30, 2018 was primarily attributable to a federal and state deferred tax expense of $12.9 million due primarily to the different book and tax treatment of goodwill, a federal and state current income tax expense of $0.1 million and a foreign deferred tax expense of $0.3 million, partially offset by a foreign current tax benefit of $1.6 million. The income tax expense for the three months ended September 30, 2017 was primarily attributable to a federal and state deferred tax expense of $1.9 million, federal and state current income taxes of $0.2 million, foreign current tax expense of $0.7 million, and a foreign deferred tax expense of $0.2 million.
For the nine months ended September 30, 2017 and 2018, the Company recognized a tax expense of $11.4 million and $8.8 million, respectively, in the consolidated statements of operations and comprehensive loss. The income tax expense for the nine months ended September 30, 2018 was primarily attributable to a federal and state deferred tax expense of $8.9 million , a federal and state current income tax expense of $0.5 million, a foreign deferred tax expense of $0.2 million, partially offset by a foreign current tax benefit of $0.8 million. The income tax expense for the nine months ended September 30, 2017 was primarily attributable to a federal and state deferred tax expense of $7.3 million, federal and state current income taxes of $2.6 million, a foreign current tax expense of $2.3 million, partially offset by a foreign deferred tax benefit of $0.8 million.

As of December 31, 2017, the Company had NOL carry-forwards available to offset future U.S. federal taxable income of approximately $236.3 million and future state taxable income of approximately $168.3 million. These NOL carry-forwards expire on various dates through 2037.
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
Utilization of the NOL carry-forwards may be subject to an annual limitation due to the ownership change rules under Section 382 of the Internal Revenue Code (“Section 382 limitation”). Ownership changes can limit the amount of net operating loss and other tax attributes that a company can use each year to offset future taxable income and taxes payable. Although the Company has experienced a number of ownership changes over time, it currently does not have any Section 382 limitation on its ability to utilize NOL carry-forwards.
The Company files income tax returns in the United States for federal income taxes and in various state jurisdictions. The Company also files in several foreign jurisdictions. In the normal course of business, the Company is subject to examination by tax authorities throughout the world. Since the Company is in a loss carry-forward position, it is generally subject to U.S. federal and state income tax examinations by tax authorities for all years for which a loss carry-forward is utilized. One of the Company’s subsidiaries, Constant Contact, Inc., is under audit by the U.S. Internal Revenue Service and the New York City Department of Finance for periods ended December 31, 2015 and February 9, 2016. The Company is also currently under audit in India for fiscal years ended March 31, 2014, 2015 and 2016 and Israel for the fiscal years ended December 31, 2012, 2013, 2014 and 2015.
18. Severance and Other Exit Costs
The Company continues to evaluate its data center, sales and marketing, support and engineering operations and the general and administrative function in an effort to optimize its cost structure. As a result, the Company may incur charges for employee severance, exiting facilities and restructuring data center commitments and other related costs.
2018 Restructuring Plan
In January 2018, the Company announced plans to eliminate approximately 71 positions, later increased to approximately 95 positions, primarily in the Asia Pacific region and to a lesser extent in the U.S., in order to streamline operations and create operational efficiencies (the "2018 Restructuring Plan"). During the three and nine months ended September 30, 2018, the Company incurred severance costs of $0.1 million and $3.0 million, and paid $0.6 million and $2.4 million, respectively, and had a remaining accrued severance liability of $0.6 million as of September 30, 2018 in connection with the 2018 Restructuring Plan.
The Company expects to complete severance charges related to the 2018 Restructuring Plan during the year ending December 31, 2018.
2017 Restructuring Plan
In January 2017, the Company announced plans to close certain offices as part of a plan to consolidate certain web presence customer support operations, resulting in severance costs. These severance charges were associated with the elimination of approximately 660 positions, primarily in customer support. Additionally, the Company implemented additional restructuring plans to create operational efficiencies and synergies related to the Constant Contact acquisition, which resulted in additional severance charges for the elimination of approximately 50 positions. During the three and nine months ended September 30, 2018, in connection with these plans (together, the “2017 Restructuring Plan”), the Company recorded severance charges of $0.0 million and $0.0 million, respectively, and paid $0.5 million and $3.3 million, respectively. The Company had a remaining accrued severance liability of $0.4 million as of September 30, 2018.
In connection with the 2017 Restructuring Plan, the Company closed offices in Orem, Utah and relocated certain employees to its Tempe, Arizona office. During the three and nine months ended September 30, 2018, the Company recorded an expense of $0.0 million and reductions of $0.2 million, respectively, and paid $0.0 million and $0.1 million, respectively. The Company had a remaining accrued facility liability of $0.0 million as of September 30, 2018.

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
The severance charges were associated with the elimination of approximately 265 positions across the business. The Company incurred all employee-related charges associated with the 2016 Restructuring Plan during the year ended December 31, 2016 and all severance payments were complete at December 31, 2017. There is no severance accrual remaining as of September 30, 2018.
The 2016 Restructuring Plan included the closure of offices in San Francisco, California, Delray Beach, Florida, New York, New York, Miami, Florida, the United Kingdom and Brazil, and the relocation of certain employees to the Company's Austin, Texas office. The Company also closed a portion of the Constant Contact offices in Waltham, Massachusetts. During the three and nine months ended September 30, 2018, the Company recorded charges of $0.1 million and $0.2 million, respectively. The Company paid $0.5 million and $1.5 million, respectively, of facility costs related to the 2016 Restructuring Plan during the three and nine months ended September 30, 2018. The Company had a remaining accrued facility liability of $4.3 million as of September 30, 2018.
The Company completed facility-related charges associated with the 2016 Restructuring Plan during the year ended December 31, 2016, and expects to complete facility exit cost payments related to this plan during the year ending December 31, 2022.
Activity of Combined Restructuring Plans
The following table provides a summary of the aggregate activity for the nine months ended September 30, 2018 related to the Company’s combined restructuring plans' severance accrual:

Employee Severance
(in thousands)
Total
Balance at December 31, 2017	$3,668
Severance charges	2,978
Cash paid	(5,646)
Balance at September 30, 2018	$1,000
The following table provides a summary of the aggregate activity for the nine months ended September 30, 2018 related to the Company’s combined restructuring plans' facilities exit accrual:

Facilities
(in thousands)
Total
Balance at December 31, 2017	$6,005
Facility adjustments	43
Sublease income received	322
Cash paid	(2,080)
Balance at September 30, 2018	$4,290
The following table presents restructuring charges recorded in the consolidated statements of operations and comprehensive loss for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2018	2017	2018
	(in thousands)
Cost of revenue	$449	$37	$3,892	$1,443
Sales and marketing	1,011	17	3,260	133
Engineering and development	271	33	1,349	389
General and administrative	2,758	110	6,083	1,056
Total restructuring charges	$4,489	$197	$14,584	$3,021
19. Commitments and Contingencies
From time to time, the Company is involved in legal proceedings or subject to claims arising in the ordinary course of its business. The Company is not presently involved in any such legal proceeding or subject to any such claim that, in the opinion of its management, would have a material adverse effect on its business, operating results or financial condition. However, the results of such legal proceedings or claims cannot be predicted with certainty, and regardless of the outcome, can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors. Neither the ultimate outcome of the Machado and McGee shareholder litigation matters listed below nor an estimate of any probable losses or any reasonably possible losses (other than the reserves specifically discussed below) can be assessed at this time.
The Company received a subpoena dated December 10, 2015 from the Boston Regional Office of the SEC, requiring the production of certain documents, including, among other things, documents related to its financial reporting, including operating and non-GAAP metrics, refund, sales and marketing practices and transactions with related parties. On June 5, 2018, the Company announced that it had settled both this investigation and the Constant Contact investigation discussed below by consenting to the SEC's entry of a cease and desist order (the "Order"), without admitting or denying the SEC's findings set forth in the Order, and by paying a civil monetary penalty. The Company accrued the penalty in the fiscal quarter ended September 30, 2017 and paid the penalty in the fiscal quarter ended June 30, 2018.
On May 4, 2015, Christopher Machado, a purported holder of the Company’s common stock, filed a civil action in the United States District Court for the District of Massachusetts against the Company and its former chief executive officer and former chief financial officer, captioned Machado v. Endurance International Group Holdings, Inc., et al., Civil Action No. 1:15-cv-11775-GAO. The plaintiff filed an amended complaint on December 8, 2015, and a second amended complaint on March 18, 2016. The Company moved to dismiss the second amended complaint, but before the court ruled on the Company's motion, with the Company's assent, the plaintiff filed a third amended complaint on June 30, 2017. In the third amended complaint, plaintiffs Christopher Machado and Michael Rubin allege claims for violations of Section 10(b) and 20(a) of the Exchange Act, and Sections 11, 12(a)(2), and 15 of the Securities Act, on behalf of a purported class of purchasers of the Company’s securities between October 25, 2013 and December 16, 2015, including persons or entities who purchased or acquired the Company's shares pursuant or traceable to the registration statement and prospectus issued in connection with the Company's October 25, 2013 initial public offering. The plaintiffs challenge as false or misleading certain of the Company’s disclosures about the total number of subscribers, average revenue per subscriber, the number of customers paying over $500 per year for the Company’s products and services, and the average number of products sold per subscriber. The plaintiffs seek, on behalf of themselves and the purported class, compensatory damages, rescissory damages as to class members who purchased shares pursuant to the offering and the plaintiffs' costs and expenses of litigation. The Company moved to dismiss the third amended complaint on August 29, 2017. The plaintiffs' memorandum in opposition to the Company's motion to dismiss was filed on October 30, 2017, and the Company's reply memorandum was filed on December 14, 2017. On January 12, 2018, the parties filed a joint motion to stay all proceedings pending the outcome of a mediation between the parties scheduled for February 23, 2018. The court granted the stay on February 21, 2018. The parties did not resolve the matter at the mediation on February 23, 2018, but continued thereafter to productively discuss a potential resolution of this matter. The court extended the stay to allow the parties to continue their discussions. On May 17, 2018, the parties executed a term sheet memorializing their agreement in principal to settle the action. The parties then negotiated the terms and conditions of a stipulation and agreement of settlement and related papers, which provide for the release of all claims asserted against the Company and its former chief executive officer and former chief financial officer. On July 6, 2018, the plaintiffs filed an unopposed motion seeking preliminary approval of the proposed settlement, certification of the proposed settlement class for settlement purposes only, and approval of notice to the settlement class. The court has not yet ruled on this motion. The Company's contribution to the settlement pool under the proposed settlement would be approximately equal to the amount it reserved in connection with a possible settlement of this action. The aggregate amount of this reserve and the reserve for the Constant Contact McGee litigation discussed below was originally $8.5 million recorded during the three months ended March

31, 2018, and subsequently adjusted to $8.3 million during the three months ended June 30, 2018 and to $7.3 million during the three months ended September 30, 2018. The Company cannot make any assurances as to whether or when the settlement will be approved by the court.
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
On August 7, 2015, a purported class action lawsuit, William McGee v. Constant Contact, Inc., et al, was filed in the United States District Court for the District of Massachusetts against Constant Contact and two of its former officers. An amended complaint, which named an additional former officer as a defendant, was filed December 19, 2016. The lawsuit asserts claims under Sections 10(b) and 20(a) of the Exchange Act, and is premised on allegedly false and/or misleading statements, and non-disclosure of material facts, regarding Constant Contact’s business, operations, prospects and performance during the proposed class period of October 23, 2014 to July 23, 2015. The parties mediated the claims on March 27, 2018, and as a result of that mediation reached an agreement in principle with the lead plaintiff to settle the action. The parties then negotiated the terms and conditions of a stipulation and agreement of settlement and related papers, which provide for the release of all claims asserted against Constant Contact and its former officers. On May 18, 2018, the plaintiffs filed an unopposed motion seeking preliminary approval of the proposed settlement, certification of the proposed settlement class for settlement purposes only, and approval of notice to the settlement class. The court has not yet ruled on this motion. The Company's contribution to the settlement pool under the proposed settlement would be approximately equal to the amount it reserved in connection with a possible settlement of this action. The aggregate amount of this reserve and the reserve for the Endurance Machado litigation discussed above was originally $8.5 million recorded during the three months ended March 31, 2018, and subsequently adjusted to $8.3 million during the three months ended June 30, 2018 and to $7.3 million during the three months ended September 30, 2018. The Company cannot make any assurances as to whether or when the settlement will be approved by the court.
20. Related Party Transactions
The Company has various agreements in place with related parties. Below are details of significant related party transactions that occurred during the three and nine months ended September 30, 2017 and 2018.
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
The following table presents the amounts of related party transactions recorded in the consolidated statements of operations and comprehensive loss for the periods presented relating to services provided by Tregaron and its affiliates under these agreements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
	(in thousands)
Cost of revenue	$3,100	$3,330	$9,100	$10,555
Sales and marketing	500	160	1,000	605
Engineering and development	200	290	850	960
General and administrative	50	20	150	65
Total related party transaction expense, net	$3,850	$3,800	$11,100	$12,185

As of December 31, 2017, approximately $1.5 million was included in accounts payable and accrued expense relating to services provided by Tregaron. As of September 30, 2018, approximately $2.2 million was included in accounts payable and accrued expense relating to services provided by Tregaron.
Innovative Business Services, LLC:
The Company also has agreements with Innovative Business Services, LLC (“IBS”), which provides multi-layered third-party security and website performance applications that are sold by the Company. During the three months ended September 30, 2018, a director of the Company and the Company’s former chief executive officer, who is a holder of more than 5.0% of the Company's capital stock, continued to hold a material financial interest in IBS.
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
The following table presents the amounts of related party transactions recorded in the consolidated statements of operations and comprehensive loss for the periods presented relating to services provided by IBS and its affiliates under these agreements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
	(in thousands)
Revenue	$(1,050)	$(1,430)	$(2,150)	$(4,075)
Revenue (contra)	1,850	1,800	4,050	6,140
Total related party transaction impact to revenue	$800	$370	$1,900	$2,065
Cost of revenue	150	170	350	490
Total related party transaction expense, net	$950	$540	$2,250	$2,555
As of December 31, 2017 and September 30, 2018, approximately $0.2 million and $0.1 million, respectively, was included in prepaid expenses and other current assets relating to the Company’s agreements with IBS.
As of December 31, 2017 and September 30, 2018, approximately $1.3 million and $1.2 million, respectively was included in accounts payable and accrued expense relating to the Company’s agreements with IBS.
As of December 31, 2017 and September 30, 2018, approximately $0.7 million and $1.0 million, respectively, was included in accounts receivable relating to the Company’s agreements with IBS.
Goldman, Sachs & Co.:
The Company entered into a three-year interest rate cap on December 9, 2015 with a subsidiary of Goldman, Sachs & Co. ("Goldman"). The Company paid $3.0 million to the Goldman subsidiary as a premium for the interest rate cap during the year ended December 31, 2016. No further premiums are payable under this interest rate cap. Goldman is a significant stockholder of the Company. Refer to Note 6: Fair Value Measurements, for further details.
Goldman Sachs Lending Partners LLC, a subsidiary of Goldman, was one of the joint bookrunners and joint lead arrangers for the 2017 Refinancing and the 2018 Refinancing. In that capacity, Goldman Sachs Lending Partners LLC received an arrangement fee of $0.5 million and $0.3 million, respectively, and was reimbursed for an immaterial amount of expenses.
21. Segment Information
Operating segments are defined as components of an enterprise that engage in business activities for which discrete financial information is available and regularly reviewed by the CODM.
The Company experienced significant changes in its management structure during fiscal year 2017, including a change in its chief executive officer, who is the Company's CODM. The Company's leadership structure has been revised to centralize management of certain domain-focused brands in order to improve overall performance. As a result of these management changes, management has revised internal financial reporting structures, and broken the former web presence segment into two reportable segments, web presence and domains. The Company's third reportable segment, email marketing, remains unchanged.

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
Email marketing. The email marketing segment consists of Constant Contact email marketing tools and related products and the Company's SinglePlatform digital storefront solution.
The Company measures profitability of these segments based on revenue, gross profit, and adjusted EBITDA. The accounting policies of each segment are the same as those described in the summary of significant accounting policies; please refer to Note 2: Summary of Significant Accounting Policies, for further details. The following tables contain financial information for each reportable segment for the three and nine months ended September 30, 2017 and 2018:

	Three Months Ended September 30, 2017
	Web presence	Email marketing	Domain	Total
	(in thousands)
	(as revised)
Revenue(1)	$159,530	$101,526	$34,166	$295,222
Gross profit	$77,032	$65,286	$(5,961)	$136,357

Net (loss) income	$(20,403)	$2,202	$(22,063)	$(40,264)
Interest expense, net(2)	14,686	20,514	445	35,645
Income tax expense (benefit)	798	1,323	861	2,982
Depreciation	9,399	3,233	939	13,571
Amortization of other intangible assets	14,884	18,770	1,693	35,347
Stock-based compensation	15,510	1,668	2,402	19,580
Restructuring expenses	3,468	682	339	4,489
(Gain) loss of unconsolidated entities	(33)	—	—	(33)
Impairment of other long-lived assets	600	—	13,848	14,448
SEC investigations reserve	4,323	2,751	926	8,000
Adjusted EBITDA	$43,232	$51,143	$(610)	$93,765

	Three Months Ended September 30, 2018
	Web presence	Email marketing	Domain	Total
	(in thousands)
Revenue(1)	$149,871	$102,111	$31,788	$283,770
Gross profit	$75,074	$71,356	$8,395	$154,825

Net (loss) income	$(7,565)	$6,596	$(5,366)	$(6,335)
Interest expense, net(2)	18,132	17,128	1,978	37,238
Income tax expense (benefit)	6,136	4,179	1,400	11,715
Depreciation	8,401	2,538	950	11,889
Amortization of other intangible assets	11,941	13,384	852	26,177
Stock-based compensation	1,569	4,472	1,509	7,550

Restructuring expenses	54	141	2	197
Shareholder litigation reserve	(768)	—	(167)	(935)
Adjusted EBITDA	$37,900	$48,438	$1,158	$87,496

	Nine Months Ended September 30, 2017
	Web presence	Email marketing	Domain	Total
	(in thousands)
	(as revised)
Revenue(1)	$483,661	$298,401	$100,555	$882,617
Gross profit	$229,186	$188,181	$11,053	$428,420

Net (loss) income	$(67,226)	$(8,026)	$(32,005)	$(107,257)
Interest expense, net(2)	50,877	68,212	1,427	120,516
Income tax expense (benefit)	12,645	(4,821)	3,560	11,384
Depreciation	27,401	10,632	2,700	40,733
Amortization of other intangible assets	44,431	55,697	4,426	104,554
Stock-based compensation	38,023	5,392	5,334	48,749
Restructuring expenses	8,944	4,743	897	14,584
Transaction expenses and charges	—	773	—	773
(Gain) loss of unconsolidated entities	(72)	—	—	(72)
Impairment of other long-lived assets	600	—	13,848	14,448
SEC investigations reserve	4,323	2,751	926	8,000
Shareholder litigation reserve	—	—	—	—
Adjusted EBITDA	$119,946	$135,353	$1,113	$256,412

	Nine Months Ended September 30, 2018
	Web presence	Email marketing	Domain	Total
	(in thousands)
Revenue(1)	$457,603	$306,712	$98,581	$862,896
Gross profit	$225,149	$214,909	$29,241	$469,299

Net (loss) income	$(20,549)	$22,350	$(10,037)	$(8,236)
Interest expense, net(2)	53,503	50,866	6,834	111,203
Income tax expense (benefit)	960	8,009	(143)	8,826
Depreciation	24,769	9,090	2,894	36,753
Amortization of other intangible assets	35,812	39,716	2,362	77,890
Stock-based compensation	12,066	7,168	2,698	21,932
Restructuring expenses	1,654	723	644	3,021
(Gain) loss of unconsolidated entities	2	—	—	2
Shareholder litigation reserve	4,780	1,500	1,045	7,325
Adjusted EBITDA	$112,997	$139,422	$6,297	$258,716

(1)
Revenue excludes intercompany transactions relating to domain sales and domain services from the domain segment to the web presence segment of $2.5 million and $8.1 million, respectively, for the three and nine months ended September 30, 2017, and $2.5 million and $7.6 million, respectively, for the three and nine months ended September 30, 2018.

(2)	Interest expense includes impact of amortization of deferred financing costs, original issuance discounts and interest income.
The CODM does not use asset information to allocate resources or make operating decisions.

The Company has revised amounts reported for gross profit, net loss and adjusted EBITDA for the web presence and the domain segments in the segment disclosures, which impacted fiscal years 2016 and 2017. The amounts reported for the email marketing segment were not impacted. The revisions arose because of an error in the classification of certain domain registration expenses. Domain segment gross profit, net income (loss) and adjusted EBITDA were overstated by $3.0 million for fiscal year 2016, and by $6.9 million for fiscal year 2017, and web presence segment gross profit, net income (loss) and adjusted EBITDA were understated by equal amounts. Consolidated results were not impacted by this misstatement. The following table reflects the differences between the amounts as reported and the amounts as revised for gross profit, net loss and adjusted EBITDA for the web presence and domain segments for the three and nine months ended September 30, 2017:

	Three Months Ended September 30, 2017
	Web presence		Domain
	(in thousands)
	(as reported)	(as revised)	(as reported)	(as revised)
Gross profit	$75,097	$77,032	$(4,026)	$(5,961)
Net loss	$(22,416)	$(20,403)	$(20,050)	$(22,063)
Adjusted EBITDA	$41,297	$43,232	$1,325	$(610)
	Nine Months Ended September 30, 2017
	Web presence		Domain
	(in thousands)
	(as reported)	(as revised)	(as reported)	(as revised)
Gross profit	$224,300	$229,186	$15,939	$11,053
Net loss	$(73,346)	$(67,226)	$(25,885)	$(32,005)
Adjusted EBITDA	$115,060	$119,946	$5,999	$1,113
22. Subsequent Events
The Company evaluated all subsequent events occurring through November 2, 2018 to determine if any such events should be reflected in these financial statements. There were no material recognized subsequent events recorded in the September 30, 2018 financial statements.
23. Supplemental Guarantor Financial Information
In February 2016, EIG Investors Corp., a wholly-owned subsidiary of the Company (the “Issuer”), issued $350.0 million aggregate principal amount of its 10.875% Senior Notes due 2024 (refer to Note 10: Notes Payable in the consolidated financial statements), which it exchanged for new 10.875% Senior Notes due 2024 pursuant to a registration statement on Form S-4. The registered exchange offer for the Senior Notes was completed on January 30, 2017. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company, and the following wholly-owned subsidiaries: The Endurance International Group, Inc., Bluehost Inc., FastDomain Inc., Domain Name Holding Company, Inc., Endurance International Group – West, Inc., HostGator.com LLC, A Small Orange, LLC, Constant Contact, Inc., and SinglePlatform, LLC, (collectively, the “Subsidiary Guarantors”), subject to certain customary guarantor release conditions. The Company’s other domestic subsidiaries and its foreign subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) have not guaranteed the Senior Notes.
The Company sold two immaterial guarantors, CardStar, Inc. and CardStar Publishing, LLC (collectively, "CardStar"), during the quarter ended December 31, 2016. CardStar was released and discharged from the guarantee as a result of the sale and no longer guarantees the debt of the Company as of December 1, 2016. Proceeds from the sale of CardStar were approximately $0.1 million.
The following tables present supplemental condensed consolidating balance sheet information of the Company (“Parent”), the Issuer, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries as of December 31, 2017 and September 30, 2018, supplemental condensed consolidating results of operations for the three and nine months ended September 30, 2017 and 2018, and cash flow information for the nine months ended September 30, 2017 and 2018:

Condensed Consolidating Balance Sheets
December 31, 2017
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$92	$2	$54,473	$11,926	$—	$66,493
Restricted cash	—	—	2,472	153	—	2,625
Accounts receivable	—	—	12,386	3,559	—	15,945
Prepaid domain name registry fees	—	—	28,291	25,514	—	53,805
Prepaid expenses & other current assets	(12)	86	20,062	9,191	—	29,327
Total current assets	80	88	117,684	50,343	—	168,195
Intercompany receivables, net	33,637	606,834	(498,213)	(142,258)	—	—
Property and equipment, net	—	—	81,693	13,759	—	95,452
Goodwill	—	—	1,673,851	176,731	—	1,850,582
Other intangible assets, net	—	—	450,778	4,662	—	455,440
Investment in subsidiaries	49,288	1,355,013	37,200	—	(1,441,501)	—
Other assets	—	3,639	21,373	6,405	—	31,417
Total assets	$83,005	$1,965,574	$1,884,366	$109,642	$(1,441,501)	$2,601,086
Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$—	$—	$9,532	$1,526	$—	$11,058
Accrued expenses and other current liabilities	—	24,509	75,819	8,151	—	108,479
Deferred revenue	—	—	309,395	52,545	—	361,940
Current portion of notes payable	—	33,945	—	—	—	33,945
Current portion of capital lease obligations	—	—	7,630	—	—	7,630
Deferred consideration, short-term	—	—	4,365	—	—	4,365
Total current liabilities	—	58,454	406,741	62,222	—	527,417
Deferred revenue, long-term	—	—	81,199	9,773	—	90,972
Notes payable	—	1,858,300	—	—	—	1,858,300
Capital lease obligations	—	—	7,719	—	—	7,719
Deferred consideration	—	—	3,551	—	—	3,551
Other long-term liabilities	—	(468)	30,143	447	—	30,122
Total liabilities	—	1,916,286	529,353	72,442	—	2,518,081
Equity	83,005	49,288	1,355,013	37,200	(1,441,501)	83,005
Total liabilities and stockholders' equity	$83,005	$1,965,574	$1,884,366	$109,642	$(1,441,501)	$2,601,086

Condensed Consolidating Balance Sheets
September 30, 2018
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$207	$2	$59,890	$29,575	$—	$89,674
Restricted cash	—	—	1,731	101	—	1,832
Accounts receivable	—	—	11,906	2,199	—	14,105
Prepaid domain name registry fees	—	—	32,729	24,385	—	57,114
Prepaid commissions	—	—	41,085	659	—	41,744
Prepaid expenses & other current assets	—	174	18,361	8,566	—	27,101
Total current assets	207	176	165,702	65,485	—	231,570
Intercompany receivables, net	34,278	441,001	(354,298)	(120,981)	—	—
Property and equipment, net	—	—	66,772	12,543	—	79,315
Goodwill	—	—	1,673,851	175,413	—	1,849,264
Other intangible assets, net	—	—	376,441	1,229	—	377,670
Investment in subsidiaries	122,114	1,510,592	74,478	—	(1,707,184)	—
Prepaid commissions, net of current portion	—	—	41,346	735	—	42,081
Other assets	—	9,742	22,351	6,410	—	38,503
Total assets	$156,599	$1,961,511	$2,066,643	$140,834	$(1,707,184)	$2,618,403
Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$—	$—	$10,239	$573	$—	$10,812
Accrued expenses and other current liabilities	—	15,197	69,493	4,376	—	89,066
Deferred revenue	—	—	330,178	50,386	—	380,564
Current portion of notes payable	—	31,606	—	—	—	31,606
Current portion of capital lease obligations	—	—	7,595	—	—	7,595
Deferred consideration, short-term	—	—	2,386	—	—	2,386
Total current liabilities	—	46,803	419,891	55,335	—	522,029
Deferred revenue, long-term	—	—	86,133	10,286	—	96,419
Notes payable	—	1,792,436	—	—	—	1,792,436
Capital lease obligations	—	—	2,067	—	—	2,067
Deferred consideration	—	—	1,342	—	—	1,342
Other long-term liabilities	—	158	46,618	736	—	47,512
Total liabilities	—	1,839,397	556,051	66,357	—	2,461,805
Equity	156,599	122,114	1,510,592	74,477	(1,707,184)	156,598
Total liabilities and stockholders' equity	$156,599	$1,961,511	$2,066,643	$140,834	$(1,707,184)	$2,618,403

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Three Months Ended September 30, 2017
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$266,985	$30,019	$(1,782)	$295,222
Cost of revenue	—	—	139,044	21,155	(1,334)	158,865
Gross profit	—	—	127,941	8,864	(448)	136,357
Operating expense:
Sales and marketing	—	—	61,376	4,900	—	66,276
Engineering and development	—	—	17,412	2,470	—	19,882
General and administrative	—	56	50,353	1,465	(605)	51,269
Total operating expense	—	56	129,141	8,835	(605)	137,427
(Loss) income from operations	—	(56)	(1,200)	29	157	(1,070)
Interest expense and other income, net	—	35,661	756	(172)	—	36,245
(Loss) income before income taxes and equity earnings of unconsolidated entities	—	(35,717)	(1,956)	201	157	(37,315)
Income tax (benefit) expense	—	(13,201)	15,494	689	—	2,982
(Loss) income before equity earnings of unconsolidated entities	—	(22,516)	(17,450)	(488)	157	(40,297)
Equity loss (income) of unconsolidated entities, net of tax	40,422	17,906	456	—	(58,817)	(33)
Net (loss) income	$(40,422)	$(40,422)	$(17,906)	$(488)	$58,974	$(40,264)
Net (loss) income attributable to Endurance International Group Holdings, Inc.	$(40,422)	$(40,422)	$(17,906)	$(488)	$58,974	$(40,264)
Comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	1,070	—	1,070
Unrealized gain on cash flow hedge, net of taxes	—	83	—	—	—	83
Total comprehensive (loss) income	$(40,422)	$(40,339)	$(17,906)	$582	$58,974	$(39,111)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Nine Months Ended September 30, 2017
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$788,806	$98,321	$(4,510)	$882,617
Cost of revenue	—	—	392,447	65,392	(3,642)	454,197
Gross profit	—	—	396,359	32,929	(868)	428,420
Operating expense:
Sales and marketing	—	—	195,392	15,765	(3)	211,154
Engineering and development	—	—	51,053	9,340	—	60,393
General and administrative	—	166	123,736	7,632	(605)	130,929
Transaction costs	—	—	773	—	—	773
Total operating expense	—	166	370,954	32,737	(608)	403,249
(Loss) income from operations	—	(166)	25,405	192	(260)	25,171
Interest expense and other income, net	—	120,313	1,150	(347)	—	121,116
(Loss) income before income taxes and equity earnings of unconsolidated entities	—	(120,479)	24,255	539	(260)	(95,945)
Income tax (benefit) expense	—	(44,512)	54,744	1,152	—	11,384
(Loss) income before equity earnings of unconsolidated entities	—	(75,967)	(30,489)	(613)	(260)	(107,329)
Equity loss (income) of unconsolidated entities, net of tax	106,999	31,033	543	—	(138,647)	(72)
Net (loss) income	$(106,999)	$(107,000)	$(31,032)	$(613)	$138,387	$(107,257)
Net loss attributable to non-controlling interest	—	—	7,524	—	—	7,524
Net (loss) income attributable to Endurance International Group Holdings, Inc.	$(106,999)	$(107,000)	$(38,556)	$(613)	$138,387	$(114,781)
Comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	2,984	—	2,984
Unrealized gain on cash flow hedge, net of taxes	—	(309)	—	—	—	(309)
Total comprehensive (loss) income	$(106,999)	$(107,309)	$(38,556)	$2,371	$138,387	$(112,106)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Three Months Ended September 30, 2018
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$258,388	$26,730	$(1,348)	$283,770
Cost of revenue	—	—	110,808	19,485	(1,348)	128,945
Gross profit	—	—	147,580	7,245	—	154,825
Operating expense:
Sales and marketing	—	—	60,341	3,490	—	63,831
Engineering and development	—	—	20,524	2,159	—	22,683
General and administrative	(11)	52	24,187	1,465	—	25,693
Total operating expense	(11)	52	105,052	7,114	—	112,207
(Loss) income from operations	11	(52)	42,528	131	—	42,618
Interest expense and other income, net	—	37,305	74	(141)	—	37,238
(Loss) income before income taxes and equity earnings of unconsolidated entities	11	(37,357)	42,454	272	—	5,380
Income tax (benefit) expense	—	(8,891)	22,020	(1,414)	—	11,715
(Loss) income before equity earnings of unconsolidated entities	11	(28,466)	20,434	1,686	—	(6,335)
Equity loss (income) of unconsolidated entities, net of tax	6,346	(22,120)	(1,686)	—	17,460	—
Net (loss) income	$(6,335)	$(6,346)	$22,120	$1,686	$(17,460)	$(6,335)
Net (loss) income attributable to Endurance International Group Holdings, Inc.	$(6,335)	$(6,346)	$22,120	$1,686	$(17,460)	$(6,335)
Comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	(644)	—	(644)
Unrealized gain on cash flow hedge, net of taxes	—	812	—	—	—	812
Total comprehensive (loss) income	$(6,335)	$(5,534)	$22,120	$1,042	$(17,460)	$(6,167)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Nine Months Ended September 30, 2018
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$783,611	$83,995	$(4,710)	$862,896
Cost of revenue	—	—	338,885	59,422	(4,710)	393,597
Gross profit	—	—	444,726	24,573	—	469,299
Operating expense:
Sales and marketing	—	—	187,175	10,558	—	197,733
Engineering and development	—	—	58,850	5,709	—	64,559
General and administrative	(11)	169	124,317	(29,263)	—	95,212
Total operating expense	(11)	169	370,342	(12,996)	—	357,504
(Loss) income from operations	11	(169)	74,384	37,569	—	111,795
Interest expense and other income, net	—	111,051	539	(387)	—	111,203
(Loss) income before income taxes and equity earnings of unconsolidated entities	11	(111,220)	73,845	37,956	—	592
Income tax (benefit) expense	—	(26,470)	35,897	(601)	—	8,826
(Loss) income before equity earnings of unconsolidated entities	11	(84,750)	37,948	38,557	—	(8,234)
Equity loss (income) of unconsolidated entities, net of tax	8,247	(76,503)	(38,554)	18	106,794	2
Net (loss) income	$(8,236)	$(8,247)	$76,502	$38,539	$(106,794)	$(8,236)
Net (loss) income attributable to Endurance International Group Holdings, Inc.	$(8,236)	$(8,247)	$76,502	$38,539	$(106,794)	$(8,236)
Comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	(2,489)	—	(2,489)
Unrealized gain on cash flow hedge, net of taxes	—	1,996	—	—	—	1,996
Total comprehensive (loss) income	$(8,236)	$(6,251)	$76,502	$36,050	$(106,794)	$(8,729)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2017
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(32)	$(72,687)	$204,768	$(3,183)	$—	$128,866
Cash flows from investing activities:
Purchases of property and equipment	—	—	(28,140)	(3,955)	—	(32,095)
Proceeds from sale of property and equipment	—	—	292	—	—	292
Proceeds from note receivable	—	—	—	—	—	—
Purchases of intangible assets	—	—	(1,932)	(34)	—	(1,966)
Net cash used in investing activities	—	—	(29,780)	(3,989)	—	(33,769)
Cash flows from financing activities:
Proceeds from issuance of notes payable and draws on revolver	—	1,693,007	—	—	—	1,693,007
Repayment of notes payable and revolver	—	(1,733,147)	—	—	—	(1,733,147)
Payment of financing costs	—	(6,304)	—	—	—	(6,304)
Payment of deferred consideration	—	—	(4,550)	(858)	—	(5,408)
Payment of redeemable non-controlling interest liability	—	—	(25,000)	—	—	(25,000)
Principal payments on capital lease obligations	—	—	(5,679)	—	—	(5,679)
Proceeds from exercise of stock options	1,548	—	—	—	—	1,548
Intercompany loans and investments	(1,058)	119,128	(124,060)	5,990	—	—
Net cash (used in) provided by financing activities	490	72,684	(159,289)	5,132	—	(80,983)
Net effect of exchange rate on cash and cash equivalents and restricted cash	—	—	—	2,156	—	2,156
Net (decrease) increase in cash and cash equivalents and restricted cash	458	(3)	15,699	116	—	16,270
Cash and cash equivalents and restricted cash:
Beginning of period	3	4	41,654	15,237	—	56,898
End of period	$461	$1	$57,353	$15,353	$—	$73,168

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2018
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$—	$(88,464)	$180,852	$41,205	$—	$133,593
Cash flows from investing activities:
Purchases of property and equipment	—	—	(22,159)	(184)	—	(22,343)
Proceeds from sale of property and equipment	—	—	6	—	—	6
Net cash used in investing activities	—	—	(22,153)	(184)	—	(22,337)
Cash flows from financing activities:
Proceeds from issuance of term loan and notes, net of original issue discounts	—	1,580,305	—	—	—	1,580,305
Repayment of term loans	—	(1,656,094)	—	—	—	(1,656,094)
Payment of financing costs	—	(1,580)	—	—	—	(1,580)
Payment of deferred consideration	—	—	(4,500)	—	—	(4,500)
Principal payments on capital lease obligations	—	—	(5,609)	—	—	(5,609)
Proceeds from exercise of stock options	756	—	—	—	—	756
Intercompany loans and investments	(641)	165,833	(143,914)	(21,278)	—	—
Net cash provided by (used in) financing activities	115	88,464	(154,023)	(21,278)	—	(86,722)
Net effect of exchange rate on cash and cash equivalents and restricted cash	—	—	—	(2,146)	—	(2,146)
Net increase (decrease) in cash and cash equivalents and restricted cash	115	—	4,676	17,597	—	22,388
Cash and cash equivalents and restricted cash:
Beginning of period	92	2	56,945	12,079	—	69,118
End of period	$207	$2	$61,621	$29,676	$—	$91,506

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
Overview
We are a leading provider of cloud-based platform solutions designed to help small- and medium-sized businesses, or SMBs, succeed online. We serve approximately 4.852 million subscribers globally with a range of products and services that help SMBs get online, get found and grow their businesses.
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
Year over year changes in revenue, net loss and net cash provided by operating activities for the three and nine months ended September 30, 2018 are summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
Revenue	$295,222	$283,770	$882,617	$862,896
Net loss	$(40,264)	$(6,335)	$(107,257)	$(8,236)
Net cash provided by operating activities	$46,444	$51,341	$128,866	$133,593

•
Revenue decreased by 4% as compared to the three months ended September 30, 2017 primarily due to revenue declines in the web presence and domain segments. These declines were partially offset by a slight increase in email marketing segment revenue.

•
Net loss decreased from $40.3 million for the three months ended September 30, 2017 to $6.3 million for the three months ended September 30, 2018, due primarily to decreases in impairment charges, lower stock-based compensation expense, lower amortization expense, lower charges for litigation related matters, lower restructuring charges, and lower cost of revenue. These decreases in net loss were partially offset by lower revenue and increased income tax expense.

•
Net cash provided by operating activities during the three months ended September 30, 2018 increased by 11% as compared to net cash provided by operating activities during the three months ended September 30, 2017. The increase was primarily due to improved working capital, mainly due to timing of vendor payments and lower payments for restructuring. These improvements in working capital were partially offset by lower revenue and lower subscriber billings, which led to a lower increase in deferred revenue.

•
Revenue decreased by 2% as compared to the nine months ended September 30, 2017 primarily due to revenue declines in the web presence segment and to a lesser extent, in the domain segment. This decline was partially offset by an increase in email marketing segment revenue.

•
Net loss decreased from $107.3 million for the nine months ended September 30, 2017 to $8.2 million for the nine months ended September 30, 2018, due primarily to decreases in stock-based compensation expense, amortization expense, impairment charges, restructuring charges, net interest expense, depreciation expense and income tax expense, lower cost of revenue and lower operating expense, all of which were partially offset by lower revenue.

•
Net cash provided by operating activities during the nine months ended September 30, 2018 increased by 4% as compared to net cash provided by operating activities during the nine months ended September 30, 2017. The increase was primarily due to improved working capital, mainly due to timing of vendor payments, lower payments for restructuring and reduced interest payments. These improvements in working capital were partially offset by lower revenue; lower subscriber billings, which led to a lower increase in deferred revenue; payments related to our SEC investigation settlement; and the purchase of an interest rate cap to manage interest rate risk on our term loan.

Our total subscriber base decreased during the quarter ended September 30, 2018. Attrition in our non-strategic brands accounted for a majority of subscriber losses during the quarter. These non-strategic brands are principally hosting brands, but also include our cloud backup brands and certain other products that we launched in the past several years but have either discontinued or no longer actively market, which we refer to as "gateway" products. Subscriber counts are decreasing in these brands, and we are managing them to optimize cash flow rather than to acquire new subscribers. These non-strategic brands have had a negative impact on our revenue growth and subscriber billings, and we expect this impact to continue. We also expect total subscribers to continue to decrease in the foreseeable future.
Our 2018 operating plan is focused on delivering increased value to customers of our key strategic brands, including Constant Contact, Bluehost, HostGator and Domain.com, and on simplifying our operations to allow our business to perform more effectively and efficiently. We have increased our investment in engineering and development in order to improve the customer experience and expand product offerings in our strategic brands. Year-over-year cost savings in data center and support operations during the three and nine months ended September 30, 2018 have helped offset the impact of these investments on net loss and adjusted EBITDA. We intend to continue executing against this operating plan during the remainder of 2018, and believe these investments will position us for growth in the future. In the near term, we expect the declines in subscribers described above, combined with investments in engineering and development and certain increases in capital expenditures, to negatively impact revenue, net income (loss), adjusted EBITDA and free cash flow.
During the first quarter of 2018, we revised the amounts we previously reported for gross profit, net income (loss) and adjusted EBITDA for our web presence and domain segments for fiscal years 2016 and 2017. We made these revisions because of an error in the classification of certain domain registration expenses. Domain segment gross profit, net income (loss) and adjusted EBITDA were overstated by $3.0 million for fiscal year 2016 and by $6.9 million for fiscal year 2017, and web presence segment gross profit, net income (loss) and adjusted EBITDA were understated by equal amounts. Consolidated results were not impacted by this misstatement. We revised the quarterly amounts reported for the three and nine months ended September 30, 2017 for the domain and web presence segments to reflect the correction of this misstatement. The email marketing segment was not impacted by this issue. Please see Note 21 of the consolidated financial statements for further details regarding the revision.
During fiscal year 2017, we began a process to reorganize, and in some instances, eliminate legal entities associated with certain products introduced in 2015 and 2016. This reorganization is expected to provide tax benefits, as we can deduct losses on the investments in these entities in our U.S. income tax filings. After further review of these losses, we have determined that a significant portion of these losses should have been reflected in our 2017 income tax provision calculations. We have increased our net operating loss ("NOL") carry-forwards available to offset future U.S. federal taxable income from $157.6 million as of December 31, 2017, to $236.3 million. Additionally, NOL carry-forwards available to offset future state taxable income were increased from $128.6 million as of December 31, 2017, to $168.3 million. These changes in NOL carry-forwards did not impact the actual income tax provision recorded in 2017; however, due to the changes enacted in the 2017 Tax Cuts and Jobs Act, the manner in which net operating loss carry-forwards are handled does impact our 2018 provision for non-cash deferred income taxes. As such, we have decreased our provision for deferred income taxes and revised upwards our net income (loss) for the three months ended March 31, 2018 and June 30, 2018 by $4.6 million and $2.6 million, respectively. Please see Note 3 of the consolidated financial statements for further details regarding this revision.

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
The following table summarizes our key metrics (except for free cash flow, which is discussed in Liquidity and Capital Resources below) by segment for the periods presented (in thousands, except ARPS):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
Consolidated metrics:
Total subscribers	5,122	4,852	5,122	4,852
Average subscribers for the period	5,170	4,885	5,247	4,951
ARPS	$19.03	$19.36	$18.69	$19.36
Adjusted EBITDA	$93,765	$87,496	$256,412	$258,716

Web presence segment metrics:
Total subscribers	3,957	3,682	3,957	3,682
Average subscribers for the period	3,999	3,709	4,079	3,765
ARPS	$13.30	$13.47	$13.18	$13.50
Adjusted EBITDA	$43,232	$37,900	$119,946	$112,997

Email marketing segment metrics:
Total subscribers	523	499	523	499
Average subscribers for the period	527	502	533	509
ARPS	$64.26	$67.88	$62.16	$66.97
Adjusted EBITDA	$51,143	$48,438	$135,353	$139,422

Domain segment metrics:
Total subscribers	642	671	642	671
Average subscribers for the period	644	674	635	677
ARPS	$17.68	$15.71	$17.59	$16.18
Adjusted EBITDA	$(610)	$1,158	$1,113	$6,297
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
Domain segment subscribers mostly consist of customers who have a domain name subscription as well as a subscription to another product, such as domain privacy, or a basic hosting or email service that is bundled with their domain subscription. We refer to these subscribers, along with the non-hosting web presence segment subscribers discussed above, as "light web presence" subscribers. Light web presence subscribers generally have lower long-term revenue potential than other subscribers. As of September 30, 2018, we had a total of approximately 579,000 light web presence subscribers, the majority of which were associated with our domain segment. Also included as domain segment subscribers are hosting customers of our BigRock and HostGator India brands and certain other small web hosting brands that are under common management with our domain-focused brands.
The table below shows the approximate sources of changes in our total subscriber count by segment for the twelve month period ending on September 30, 2018 (all numbers in thousands):

	Web presence	Email marketing	Domain	Total
	# Subscribers	# Subscribers	# Subscribers	# Subscribers
Total Subscribers - September 30, 2017	3,957	523	642	5,122
Light web presence subscribers	12	—	(2)	10
Adjustments	(39)	—	35	(4)
Core subscriber decrease	(248)	(24)	(4)	(276)
Total Subscribers - September 30, 2018(1)	3,682	499	671	4,852

(1)
Total email marketing subscriber count as of September 30, 2018 was impacted by a loss of approximately 10,500 subscribers, which resulted from changes made to Constant Contact’s account cancellation policy. These changes took place in the three months ended June 30, 2018, as previously disclosed.

The decrease in total subscribers from 5.122 million at September 30, 2017 to 4.852 million at September 30, 2018 was driven primarily by subscriber losses in our web presence segment, a majority of which were due to subscriber attrition in our non-strategic brands, and to a lesser extent, subscriber losses in our email marketing segment.
We expect total subscribers to continue to decrease in the foreseeable future.
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

The following table reflects the calculation of ARPS by segment (all data in thousands, except ARPS data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
Consolidated revenue	$295,222	$283,770	$882,617	$862,896
Consolidated total subscribers	5,122	4,852	5,122	4,852
Consolidated average subscribers for the period	5,170	4,885	5,247	4,951
Consolidated ARPS	$19.03	$19.36	$18.69	$19.36

Web presence revenue	$159,530	$149,871	$483,661	$457,603
Web presence subscribers	3,957	3,682	3,957	3,682
Web presence average subscribers for the period	3,999	3,709	4,079	3,765
Web presence ARPS	$13.30	$13.47	$13.18	$13.50

Email marketing revenue	$101,526	$102,111	$298,401	$306,712
Email marketing subscribers(1)	523	499	523	499
Email marketing average subscribers for the period	527	502	533	509
Email marketing ARPS	$64.26	$67.88	$62.16	$66.97

Domain revenue	$34,166	$31,788	$100,555	$98,581
Domain subscribers	642	671	642	671
Domain average subscribers for the period	644	674	635	677
Domain ARPS	$17.68	$15.71	$17.59	$16.18

(1)
Total email marketing subscriber count as of September 30, 2018 was impacted by a loss of approximately 10,500 subscribers, which resulted from changes made to Constant Contact’s account cancellation policy. These changes took place in the three months ended June 30, 2018, as previously disclosed.

ARPS does not represent an exact measure of the average amount a subscriber spends with us each month, because our calculation of ARPS includes all of our revenue, including revenue generated by non-subscribers, in the numerator. We have three principal sources of non-subscriber revenue:

•
Revenue from domain-only customers. Our web presence and domain segments each earn revenue from domain-only customers. For our web presence segment, approximately 1% of our revenue for the nine months ended September 30, 2018 was earned from domain-only customers. For our domain segment, approximately 6% of our revenue for the nine months ended September 30, 2018 was earned from domain-only customers.

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
A portion of our revenue is generated from customers that resell our services. We refer to these customers as “resellers.” We consider these resellers (rather than the end user customers of these resellers) to be subscribers under our total subscribers definition, because we do not have a billing relationship with the end users and cannot determine the number of end users acquiring our services through a reseller. A majority of our reseller revenue is for the purchase of domains and is primarily related to our domain segment. As of September 30, 2017 and 2018, approximately 39% and 40%, respectively, of our domain segment revenue is earned from resellers. Reseller revenue earned by our web presence segment and email marketing segment was 4% and less than 1%, respectively, for all periods presented, and fluctuations in reseller revenue have not materially impacted ARPS for those segments.

Comparison of Three Months Ended September 30, 2017 and 2018: ARPS
For the three months ended September 30, 2017 and 2018, consolidated ARPS increased from $19.03 to $19.36, respectively. This increase in ARPS was driven primarily by increases in ARPS from our email marketing segment, and to a lesser extent, increased ARPS from our web presence segment, partially offset by a decrease in ARPS from our domain segment.
Web presence ARPS increased from $13.30 for the three months ended September 30, 2017 to $13.47 for the three months ended September 30, 2018. This increase was primarily the result of a reduction in the number of subscribers to our lower-priced gateway and cloud backup products and slightly higher marketing development fund revenue, which increased ARPS by $0.04.
Email marketing ARPS increased from $64.26 for the three months ended September 30, 2017 to $67.88 for the three months ended September 30, 2018. This increase was primarily due to price increases.
Domain ARPS decreased from $17.68 for the three months ended September 30, 2017 to $15.71 for the three months ended September 30, 2018. This decrease was primarily the result of an increase in the number of light web presence subscribers in our domain segment, and to a lesser extent, a decrease in domain monetization revenue, which reduced ARPS by $0.78.
Comparison of Nine Months Ended September 30, 2017 and 2018: ARPS
For the nine months ended September 30, 2017 and 2018, consolidated ARPS increased from $18.69 to $19.36, respectively. This increase in ARPS was driven primarily by increases in ARPS from our email marketing segment, and to a lesser extent, increased ARPS from our web presence segment, partially offset by a decrease in ARPS from our domain segment.
Web presence ARPS increased from $13.18 for the nine months ended September 30, 2017 to $13.50 for the nine months ended September 30, 2018. This increase was primarily the result of a reduction in the number of subscribers to our lower-priced gateway and cloud backup products.
Email marketing ARPS increased from $62.16 for the nine months ended September 30, 2017 to $66.97 for the nine months ended September 30, 2018. This increase was primarily due to additional sales to existing customers and price increases.
Domain ARPS decreased from $17.59 for the nine months ended September 30, 2017 to $16.18 for the nine months ended September 30, 2018. This decrease was primarily the result of an increase in the number of light web presence subscribers in our domain segment, and to a lesser extent, a decrease in domain monetization revenue, which reduced ARPS by $0.50.
The table below quantifies, on a consolidated basis and by segment, domain monetization and marketing development fund revenue for the respective periods (all data in thousands, except ARPS data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
Consolidated
Marketing development fund revenue	$2,753	$2,592	$8,696	$6,949
Marketing development funds - contribution to ARPS	$0.17	$0.18	$0.18	$0.16
Domain monetization revenue	$7,120	$6,112	$20,722	$20,178
Domain monetization revenue - contribution to ARPS	$0.45	$0.42	$0.44	$0.45

Web presence
Marketing development fund revenue	$1,981	$2,199	$5,872	$6,011
Marketing development funds - contribution to ARPS	$0.16	$0.20	$0.16	$0.18
Domain monetization revenue	$—	$175	$16	$692
Domain monetization revenue - contribution to ARPS	$—	$0.02	$—	$0.02

Email marketing
Marketing development fund revenue	$772	$141	$2,304	$464
Marketing development funds - contribution to ARPS	$0.49	$0.09	$0.48	$0.10

Domain
Marketing development fund revenue	$—	$252	$520	$474
Marketing development funds - contribution to ARPS	$—	$0.12	$0.09	$0.08
Domain monetization revenue	$7,120	$5,937	$20,706	$19,486
Domain monetization revenue - contribution to ARPS	$3.71	$2.93	$3.61	$3.20

Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss), excluding the impact of interest expense (net), income tax expense (benefit), depreciation, amortization of other intangible assets, stock-based compensation, restructuring expenses, transaction expenses and charges, (gain) loss of unconsolidated entities, impairment of other long-lived assets, SEC investigations reserve (with respect to the third quarter and full year 2017), and shareholder litigation reserve. We view adjusted EBITDA as a performance measure and believe it helps investors evaluate and compare our core operating performance from period to period.
The following table reflects the reconciliation of net loss calculated in accordance with GAAP to adjusted EBITDA for the periods presented (all data in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
Consolidated
Net loss	$(40,264)	$(6,335)	$(107,257)	$(8,236)
Interest expense, net(1)	35,645	37,238	120,516	111,203
Income tax expense	2,982	11,715	11,384	8,826
Depreciation	13,571	11,889	40,733	36,753
Amortization of other intangible assets	35,347	26,177	104,554	77,890
Stock-based compensation	19,580	7,550	48,749	21,932
Restructuring expenses	4,489	197	14,584	3,021
Transaction expenses and charges	—	—	773	—
(Gain) loss of unconsolidated entities	(33)	—	(72)	2
Impairment of other long-lived assets	14,448	—	14,448	—
SEC investigations reserve	8,000	—	8,000	—

Shareholder litigation reserve	—	(935)	—	7,325
Adjusted EBITDA	$93,765	$87,496	$256,412	$258,716

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017 (2)	2018	2017	2018
Web presence
Net loss	$(20,403)	$(7,565)	$(67,226)	$(20,549)
Interest expense, net(1)	14,686	18,132	50,877	53,503
Income tax expense	798	6,136	12,645	960
Depreciation	9,399	8,401	27,401	24,769
Amortization of other intangible assets	14,884	11,941	44,431	35,812
Stock-based compensation	15,510	1,569	38,023	12,066
Restructuring expenses	3,468	54	8,944	1,654
Transaction expenses and charges	—	—	—	—
(Gain) loss of unconsolidated entities	(33)	—	(72)	2
Impairment of other long-lived assets	600	—	600	—
SEC investigations reserve	4,323	—	4,323	—
Shareholder litigation reserve	—	(768)	—	4,780
Adjusted EBITDA	$43,232	$37,900	$119,946	$112,997

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
Email marketing
Net (loss) income	$2,202	$6,596	$(8,026)	$22,350
Interest expense, net(1)	20,514	17,128	68,212	50,866
Income tax expense (benefit)	1,323	4,179	(4,821)	8,009
Depreciation	3,233	2,538	10,632	9,090
Amortization of other intangible assets	18,770	13,384	55,697	39,716
Stock-based compensation	1,668	4,472	5,392	7,168
Restructuring expenses	682	141	4,743	723
Transaction expenses and charges	—	—	773	—
(Gain) loss of unconsolidated entities	—	—	—	—
Impairment of other long-lived assets	—	—	—	—
SEC investigations reserve	2,751	—	2,751	—
Shareholder litigation reserve	—	—	—	1,500
Adjusted EBITDA	$51,143	$48,438	$135,353	$139,422

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017 (2)	2018	2017	2018
Domain
Net loss	$(22,063)	$(5,366)	$(32,005)	$(10,037)
Interest expense, net(1)	445	1,978	1,427	6,834
Income tax expense (benefit)	861	1,400	3,560	(143)
Depreciation	939	950	2,700	2,894
Amortization of other intangible assets	1,693	852	4,426	2,362
Stock-based compensation	2,402	1,509	5,334	2,698
Restructuring expenses	339	2	897	644
Transaction expenses and charges	—	—	—	—

(Gain) loss of unconsolidated entities	—	—	—	—
Impairment of other long-lived assets	13,848	—	13,848	—
SEC investigations reserve	926	—	926	—
Shareholder litigation reserve	—	(167)	—	1,045
Adjusted EBITDA	$(610)	$1,158	$1,113	$6,297

(1)	Interest expense includes impact of amortization of deferred financing costs, original issuance discounts ("OID") and interest income.

(2)
Net income (loss) and adjusted EBITDA for the web presence and domain segments were revised to reflect a correction of a misstatement which overstated net loss and adjusted EBITDA for the domain segment by $1.9 million and $4.9 million for the three and nine months ended September 30, 2017, respectively, and understated the web presence net loss and adjusted EBITDA by an equal amount. Please see Note 21 of the consolidated financial statements for further details regarding the revision.

Comparison of the Three Months Ended September 30, 2017 and 2018: Net Income and Adjusted EBITDA
Net loss on a consolidated basis decreased from $40.3 million for the three months ended September 30, 2017 to $6.3 million for the three months ended September 30, 2018. This decrease was primarily due to a $14.4 million decrease in impairment charges, a $12.0 million decrease in stock-based compensation expense, a $9.2 million decrease in amortization expense, an $8.0 million decrease due to the impact of the SEC investigations reserve recorded in the three months ended September 30, 2017, $4.6 million of net cost reductions impacting cost of revenue, a $4.3 million decrease in restructuring costs, a $1.7 million decrease in depreciation expense, and a $0.9 million decrease in our shareholder litigation reserve. These decreases were partially offset by reduced revenue of $11.5 million, an $8.7 million increase in income tax expense, and increased interest expense of $1.6 million.
Net loss for our web presence segment decreased from $20.4 million for the three months ended September 30, 2017 to $7.6 million for the three months ended September 30, 2018. This decrease in net loss was primarily related to a $13.9 million decrease in stock-based compensation expense, a $4.3 million decrease due to the impact of the SEC investigations reserve recorded in the three months ended September 30, 2017, a $3.4 million reduction in restructuring costs, a $2.9 million decrease in amortization expense, a net reduction of $2.3 million in costs impacting operating expense, a net reduction of $2.0 million in costs impacting cost of revenue, a $1.0 million decrease in depreciation expense, and a $0.8 million decrease in our shareholder litigation reserve. These decreases were partially offset by a $9.7 million decrease in revenue, a $5.3 million increase in income tax expense, and a $3.4 million increase in interest expense.
Net income for our email marketing segment increased from $2.2 million for the three months ended September 30, 2017 to $6.6 million for the three months ended September 30, 2018. This increase in net income was primarily due to a decrease in amortization expense of $5.4 million, a decrease in interest expense of $3.4 million, and a decrease of $2.8 million due to the impact of the SEC investigations reserve recorded in the three months ended September 30, 2017. These decreases were partially offset by a $3.3 million increase in costs impacting operating expense, a $2.9 million increase in income tax expense, and a $2.8 million increase in stock-based compensation, partially due to a change in the methodology of allocating stock-based compensation across segments.
Net loss for our domain segment decreased from $22.1 million for the three months ended September 30, 2017 to $5.4 million for the three months ended September 30, 2018. This decrease in net loss was primarily due to a $13.8 million reduction in impairment charges, a $2.6 million net reduction in costs impacting cost of revenue, a $1.6 million net reduction in costs impacting operating expense, a $0.9 million decrease due to the impact of the SEC investigations reserve recorded in the three months ended September 30, 2017, and a $0.2 million decrease in our shareholder litigation reserve. These decreases were partially offset by a $2.4 million reduction in revenue and a $1.5 million increase in net interest expense.
Adjusted EBITDA on a consolidated basis decreased from $93.8 million for the three months ended September 30, 2017 to $87.5 million for the three months ended September 30, 2018. This decrease in adjusted EBITDA was primarily a result of the adjusted EBITDA decrease in our web presence and email marketing segments, as discussed below.
Adjusted EBITDA for our web presence segment decreased from $43.2 million for the three months ended September 30, 2017 to $37.9 million for the three months ended September 30, 2018. This decrease was primarily due to a $9.7 million decrease in revenue. This decrease was partially offset by lower cost of revenue of $2.0 million, primarily driven by lower data center and support costs; lower sales and marketing expense of $1.9 million, primarily driven by lower program spend and to a lesser extent, lower labor costs; and lower general and administrative expense of $1.1 million, primarily due to lower labor costs.
Adjusted EBITDA for our email marketing segment decreased from $51.1 million for the three months ended September 30, 2017 to $48.4 million for the three months ended September 30, 2018. This decrease was due primarily to an increase in engineering and development costs, primarily labor related, of $2.7 million. These were partially offset by increases in revenue of $0.6 million, primarily due to price increases.
Adjusted EBITDA for our domain segment increased from negative $0.6 million for the three months ended September 30, 2017 to positive $1.2 million for the three months ended September 30, 2018. This increase in adjusted EBITDA was due primarily to a decrease in cost of revenue of $2.6 million, primarily related to lower domain registration costs and reduced support costs; lower general and administrative expense of $2.3 million, primarily related to lower labor costs, including lower overall corporate overhead costs; and a decrease in sales and marketing costs of $0.2 million, primarily related to labor cost reductions. These costs reductions were partially offset by a $2.4 million reduction in revenue and a $0.5 million increase in engineering and development costs, which were primarily labor related.
Comparison of the Nine Months Ended September 30, 2017 and 2018: Net Income and Adjusted EBITDA
Net loss on a consolidated basis decreased from $107.3 million for the nine months ended September 30, 2017 to $8.2 million for the nine months ended September 30, 2018. This decrease in net loss was due to a $26.8 million decrease in stock-based compensation expense, a $26.7 million decrease in amortization expense, a $14.4 million reduction in impairment charges, a $14.0 million reduction in costs impacting cost of revenue, an $11.6 million decrease in restructuring costs, a $9.3 million decrease in net interest expense, an $8.1 million decrease in costs impacting operating expense, a $4.0 million decrease in depreciation expense and a $2.6 million decrease in income tax expense. These decreases were partially offset by a $19.7 million decrease in revenue.
Net loss for our web presence segment decreased from $67.2 million for the nine months ended September 30, 2017 to $20.5 million for the nine months ended September 30, 2018. This decrease in net loss is primarily related to a $26.0 million decrease in stock-based compensation expense that was partially due to a change in allocation methodology for stock-based compensation relating to corporate employees, an $11.7 million decrease in income tax expense, an $11.2 million decrease in costs impacting operating expense, an $8.6 million decrease in amortization expense, a $7.9 million decrease in costs impacting cost of revenue, a $7.3 million decrease in restructuring costs, and a $2.6 million decrease in depreciation expense. These decreases were partially offset by a $26.1 million decrease in revenue and a $2.6 million increase in net interest expense.
Net (loss) income for our email marketing segment improved from a net loss of $8.0 million for the nine months ended September 30, 2017 to net income of $22.4 million for the nine months ended September 30, 2018. This improvement was primarily due to a decrease in net interest expense of $17.3 million, a decrease in amortization expense of $16.0 million, an increase in revenue of $8.3 million, a decrease in restructuring costs of $4.0 million, a decrease in depreciation expense of $1.5 million, a decrease in charges relating to litigation related matters of $1.3 million, and a decrease in costs impacting cost of revenue of $1.1 million. These decreases were partially offset by an increase in income tax expense of $12.8 million, increases in costs impacting operating expense of $5.3 million and an increase in stock-based compensation expense of $1.8 million, primarily due to a change in the allocation methodology of stock-based compensation across segments.
Net loss for our domain segment decreased from $32.0 million for the nine months ended September 30, 2017 to $10.0 million for the nine months ended September 30, 2018. This decrease in net loss was primarily due to a $13.8 million decrease in impairment charges, a $5.0 million decrease in costs impacting cost of revenue, a $3.7 million decrease in income tax expense, a $2.6 million decrease in stock-based compensation expense, a $2.2 million decrease in costs impacting operating expense, and a $2.1 million decrease in amortization expense. These decreases were partially offset by increased interest expense of $5.4 million and reduced revenue of $2.0 million.
Adjusted EBITDA on a consolidated basis increased from $256.4 million for the nine months ended September 30, 2017 to $258.7 million for the nine months ended September 30, 2018. This increase in adjusted EBITDA was primarily a result of the adjusted EBITDA increase in our email marketing and domain segments, as discussed below.
Adjusted EBITDA for our web presence segment decreased from $119.9 million for the nine months ended September 30, 2017 to $113.0 million for the nine months ended September 30, 2018. This decrease was primarily due to a decline in revenue of $26.1 million, primarily because of attrition of web presence subscribers from our non-strategic web presence brands. The decrease was partially offset by a decline in cost of revenue of $7.9 million, primarily due to lower support and data center costs, partially offset by higher domain registration costs; lower sales and marketing expense of $6.1 million, primarily due to a reduction in labor and marketing program costs; and a reduction of general and administrative expense of $6.0 million, primarily due to lower labor costs, including lower overall corporate overhead costs.
Adjusted EBITDA for our email marketing segment increased from $135.4 million for the nine months ended September 30, 2017 to $139.4 million for the nine months ended September 30, 2018. This increase was due primarily to $8.3 million of additional revenue from Constant Contact, which was mostly attributable to increased sales to existing customers and price increases, and to decreases in cost of revenue of $1.1 million, primarily due to reduction of data center costs. This increase in adjusted EBITDA was partially offset by higher engineering and development costs of $6.0 million.

Adjusted EBITDA for our domain segment increased from $1.1 million for the nine months ended September 30, 2017 to $6.3 million for the nine months ended September 30, 2018. This increase was due primarily to lower domain registration costs of approximately $4.4 million as we focused on more profitable domain sales in this segment, and the balance primarily related to a reduction in general and administrative expense, primarily labor related.
Free Cash Flow
For a discussion of free cash flow, see Liquidity and Capital Resources.
Components of Operating Results
Revenue
We generate revenue primarily from selling subscriptions for our cloud-based products and services. The subscriptions we offer are similar across all of our brands and are provided under contracts pursuant to which we have ongoing obligations to support the subscriber. These contracts are generally for service periods of up to 36 months and typically require payment in advance at the time of initiating the subscription for the entire subscription period. Typically, we also have arrangements in place to automatically renew a subscription at the end of the subscription period. Due to factors such as discounted introductory pricing, our renewal fees may be higher than our initial subscription. A majority of our web presence segment and domain segment subscriptions have terms of 24 months or less, while our email marketing segment sells subscriptions that are mostly one-month terms. We also earn revenue from the sale of domain name registrations, premium domains and non-term based products and services, such as certain online security products and professional technical services as well as through referral fees and commissions.
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
Gross Profit
Gross profit is the difference between revenue and cost of revenue. Gross profit has fluctuated from period to period in large part as a result of revenue and cost of revenue adjustments from purchase accounting impacts related to acquisitions, as well as revenue and cost of revenue impacts related to developments in our business. With respect to revenue, the application of purchase accounting requires us to record purchase accounting adjustments for acquired deferred revenue, which reduces the revenue recorded from acquisitions for a period of time after the acquisition. The impact generally normalizes within a year following the acquisition. With respect to cost of revenue, the application of purchase accounting requires us to defer domain registration costs, which reduces cost of revenue, and record long-lived assets at fair value, which increases cost of revenue through an increase in amortization expense over the estimated useful life of the long-lived assets. For a new subscriber that we bring on to our platform, we typically recognize revenue over the term of the subscription, even though we collect the subscription fee at the initial billing. As a result, our gross profit may be affected by the prices we charge for our subscriptions, as well as by the number of new subscribers and the terms of their subscriptions. We expect our gross profit to increase in absolute dollars in future periods, and that our gross profit margin will also increase as amortization expense related to our intangible assets declines.
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
Except for the adoption of Accounting Standards Codification 606, or ASC 606, there have been no material changes to our critical accounting policies since December 31, 2017. For further information on our critical accounting policies and estimates, including information on our adoption of ASC 606, see Note 2 to the consolidated financial statements appearing in Part I, Item 1 in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on February 22, 2018.
Results of Operations
The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
	(in thousands)
Revenue	$295,222	$283,770	$882,617	$862,896
Cost of revenue	158,865	128,945	454,197	393,597
Gross profit	136,357	154,825	428,420	469,299
Operating expense:
Sales and marketing	66,276	63,831	211,154	197,733
Engineering and development	19,882	22,683	60,393	64,559
General and administrative	51,269	25,693	130,929	95,212
Transaction expenses	—	—	773	—
Total operating expense	137,427	112,207	403,249	357,504
Income from operations	(1,070)	42,618	25,171	111,795
Other income (expense):
Other income (expense)	(600)	—	(600)	—
Interest income	203	289	506	720
Interest expense	(35,848)	(37,527)	(121,022)	(111,923)
Total other expense—net	(36,245)	(37,238)	(121,116)	(111,203)
(Loss) income before income taxes and equity earnings of unconsolidated entities	(37,315)	5,380	(95,945)	592
Income tax expense	2,982	11,715	11,384	8,826
Loss before equity earnings of unconsolidated entities	(40,297)	(6,335)	(107,329)	(8,234)
Equity (income) loss of unconsolidated entities, net of tax	(33)	—	(72)	2
Net loss	$(40,264)	$(6,335)	$(107,257)	$(8,236)
Total net loss attributable to non-controlling interest	—	—	7,524	—
Net loss attributable to Endurance International Group Holdings, Inc.	$(40,264)	$(6,335)	$(114,781)	$(8,236)
Comparison of Three Months Ended September 30, 2017 and 2018
Revenue

	Three Months Ended September 30,		Change
	2017	2018	Amount	%
	(dollars in thousands)
Revenue	$295,222	$283,770	$(11,452)	(4)%
Revenue decreased by $11.5 million, or 4%, from $295.2 million for the three months ended September 30, 2017 to $283.8 million for the three months ended September 30, 2018. This decrease was attributable to $9.7 million in reduced revenue from our web presence segment and $2.4 million in reduced revenue from our domain segment, offset by a $0.6 million increase in revenue from our email marketing segment, each of which are further discussed below.
Web presence segment revenue decreased by $9.7 million, or 6%, from $159.5 million for the three months ended September 30, 2017 to $149.9 million for the three months ended September 30, 2018. This decrease was primarily the result of lower revenue from the non-strategic brands discussed in the "Overview" section above.

Email marketing segment revenue increased by $0.6 million, or 1%, from $101.5 million for the three months ended September 30, 2017 to $102.1 million for the three months ended September 30, 2018. This increase was due to an increase in pricing.
Domain segment revenue decreased by $2.4 million, or 7%, from $34.2 million for the three months ended September 30, 2017 to $31.8 million for the three months ended September 30, 2018. This decrease was primarily due to a $1.4 million reduction in revenue from our domain-focused brands and a $1.2 million reduction in domain monetization revenue.
Our revenue is generated primarily from our products and services delivered on a subscription basis, which include web hosting, domains, website builders, email marketing, search engine marketing and other similar services. We also generate non-subscription revenue through domain monetization and marketing development funds. Non-subscription revenue decreased from $9.9 million, or 3% of total revenue for the three months ended September 30, 2017 to $8.7 million, or 3% of total revenue for the three months ended September 30, 2018, primarily due to lower domain monetization revenue.
Cost of Revenue

	Three Months Ended September 30,
	2017		2018		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Cost of revenue	$158,865	54%	$128,945	45%	$(29,920)	(19)%
Cost of revenue decreased by $29.9 million, or 19%, from $158.9 million for the three months ended September 30, 2017 to $128.9 million for the three months ended September 30, 2018. This decrease was primarily due to lower impairment charges of $13.8 million, lower amortization expense of $9.2 million relating to intangible assets arising from our acquisitions, and other decreases in cost of revenue across our segments as discussed below.
Our cost of revenue contains a significant portion of non-cash expenses, in particular amortization expense for the intangible assets we have acquired through our acquisitions and any related impairments to those assets. The following table sets forth the significant non-cash components of cost of revenue:

	Three Months Ended September 30,
	2017	2018
	(in thousands)
Amortization expense	$35,347	$26,177
Depreciation expense	$11,603	$10,433
Stock-based compensation expense	$1,553	$828
Impairment charges	$13,848	—
Cost of revenue for our web presence segment decreased by $7.7 million, or 9%, from $82.5 million for the three months ended September 30, 2017 to $74.8 million for the three months ended September 30, 2018. This decrease was primarily due to the following factors: lower amortization expense of $2.9 million; lower support costs of $2.3 million, primarily due to cost savings from the consolidation of our U.S. support centers and other gains in customer support efficiencies; lower data center costs of $1.7 million, primarily due to vendor pricing concessions; lower stock-based compensation expense of $1.7 million; and lower depreciation of $0.8 million. These decreases were partially offset by increases in domain registration costs of $1.0 million and an increase in overhead allocations of $0.5 million.
Cost of revenue for our email marketing segment decreased by $5.5 million, or 15%, from $36.2 million for the three months ended September 30, 2017 to $30.8 million for the three months ended September 30, 2018. This decrease was primarily due to lower amortization expense of $5.4 million.
Cost of revenue for our domain segment decreased by $16.7 million, or 42%, from $40.1 million for the three months ended September 30, 2017 to $23.4 million for the three months ended September 30, 2018. This decrease was primarily due to the impact of impairment charges of $13.8 million recorded during the three months ended September 30, 2017, lower domain registration costs of $1.9 million, lower support costs of $1.0 million, and lower amortization expense of $0.9 million.

Gross Profit

	Three Months Ended September 30,
	2017		2018		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Gross profit	$136,357	46%	$154,825	55%	$18,468	14%
Gross profit increased by $18.5 million, or 14%, from $136.4 million for the three months ended September 30, 2017 to $154.8 million for the three months ended September 30, 2018. This increase was primarily due to an $6.1 million increase from our email marketing segment, due mostly to the increase in revenue and decrease in amortization expense discussed above, a $14.4 million increase from our domain segment, due mostly to the impact of prior year impairment charges discussed above, and a decrease of $2.0 million in our web presence segment. Our gross profit as a percentage of revenue increased by nine percentage points year over year, from 46% for the three months ended September 30, 2017 to 55% for the three months ended September 30, 2018.
The following table sets forth gross profit and the significant non-cash components of cost of revenue as a percentage of revenue:

	Three Months Ended September 30,
	2017	2018
	(dollars in thousands)
Revenue	$295,222	$283,770
Gross profit	$136,357	$154,825
Gross profit as % of revenue	46%	55%
Amortization expense as % of revenue	12%	9%
Depreciation expense as % of revenue	4%	4%
Impairment charges	5%	—%
Stock-based compensation expense as % of revenue	*	*

*	Less than 1%.
Web presence segment gross profit decreased by $2.0 million, or 3%, from $77.0 million for the three months ended September 30, 2017 to $75.1 million for the three months ended September 30, 2018. This decrease was primarily due to the decline in web presence segment revenue, partially offset by a decrease in cost of revenue, as described above. Our web presence gross profit as a percentage of revenue increased by two percentage points year over year, from 48% for the three months ended September 30, 2017 to 50% for the three months ended September 30, 2018.
Email marketing segment gross profit increased by $6.1 million, or 9%, from $65.3 million for the three months ended September 30, 2017 to $71.4 million for the three months ended September 30, 2018. This increase was primarily due to increased revenue and decreased cost of revenue as described above. Our email marketing gross profit as a percentage of revenue increased by six percentage points year over year, from 64% for the three months ended September 30, 2017 to 70% for the three months ended September 30, 2018.
Domain segment gross profit increased by $14.4 million, or 241%, from a negative $6.0 million for the three months ended September 30, 2017 to a positive $8.4 million for the three months ended September 30, 2018. This increase was primarily due to decreased cost of revenue as described above. Our domain gross profit as a percentage of revenue increased by 43 percentage points year over year, from negative 17% for the three months ended September 30, 2017 to 26% for the three months ended September 30, 2018.

Operating Expense

	Three Months Ended September 30,
	2017		2018		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Sales and marketing	$66,276	22%	$63,831	22%	$(2,445)	(4)%
Engineering and development	19,882	7%	22,683	8%	2,801	14%
General and administrative	51,269	17%	25,693	9%	(25,576)	(50)%
Transaction expenses	—	—%	—	—%	—	—%
Total	$137,427	47%	$112,207	40%	$(25,220)	(18)%
Sales and Marketing. Sales and marketing expense decreased by $2.4 million, or 4%, from $66.3 million for the three months ended September 30, 2017 to $63.8 million for the three months ended September 30, 2018. Web presence segment sales and marketing expenses declined by $3.5 million, which was partially offset by increased email marketing segment sales and marketing costs of $0.6 million, and increased domain sales and marketing costs of $0.5 million.
Sales and marketing expense for our web presence segment decreased by $3.5 million, or 9%, from $40.1 million for the three months ended September 30, 2017 to $36.5 million for the three months ended September 30, 2018. This decrease was primarily due to a decrease of $1.5 million in marketing program spend, a decrease in stock-based compensation expense of $0.8 million, a decrease of $0.3 million in labor costs, and a decrease of $0.8 million in restructuring costs.
Sales and marketing expense for our email marketing segment increased by $0.6 million, or 3%, from $21.3 million for the three months ended September 30, 2017 to $21.9 million for the three months ended September 30, 2018. The increase was due primarily to higher marketing program spend of $0.6 million and labor costs of $0.5 million. These increases were partially offset by lower depreciation of $0.2 million, lower stock-based compensation of $0.2 million, and lower restructuring costs of $0.1 million.
Sales and marketing expense for our domain segment increased by $0.5 million, or 10%, from $4.9 million for the three months ended September 30, 2017 to $5.3 million for the three months ended September 30, 2018. The increase was due primarily to increases in marketing spend of $0.8 million, partially offset by decreases in labor costs.
Engineering and Development. Engineering and development expense increased by $2.8 million, or 14%, from $19.9 million for the three months ended September 30, 2017 to $22.7 million for the three months ended September 30, 2018. Email marketing segment engineering and development expense increased by $2.5 million and domain segment engineering and development expense increased by $0.8 million, while web presence segment engineering and development expense decreased by $0.4 million.
Engineering and development expense for our web presence segment decreased by $0.4 million, or 4%, from $10.1 million for the three months ended September 30, 2017 to $9.7 million for the three months ended September 30, 2018. This decrease was primarily due to lower stock-based compensation expense of $0.9 million, lower depreciation expense of $0.2 million, and lower restructuring costs of $0.1 million, partially offset by increases in labor costs of $0.8 million.
Engineering and development expense for our email marketing segment increased by $2.5 million, or 30%, from $8.3 million for the three months ended September 30, 2017 to $10.8 million for the three months ended September 30, 2018. This increase was primarily the result of increases in labor costs.
Engineering and development expense for our domain segment increased by $0.8 million, or 51%, from $1.5 million for the three months ended September 30, 2017 to $2.3 million for the three months ended September 30, 2018. This increase was primarily the result of increases in labor costs.
General and Administrative. General and administrative expense decreased by $25.6 million, or 50%, from $51.3 million for the three months ended September 30, 2017 to $25.7 million for the three months ended September 30, 2018. Web presence segment general and administrative expense decreased by $19.0 million, domain general and administrative expense decreased by $5.7 million and email marketing segment general and administrative expense decreased by $0.9 million.
General and administrative expense for our web presence segment decreased by $19.0 million, or 61%, from $31.2 million for the three months ended September 30, 2017 to $12.2 million for the three months ended September 30, 2018. This decrease was attributable to a $10.6 million decrease in stock-based compensation expense, lower charges of $4.3 million due to the impact of the SEC investigations reserve recorded in the three months ended September 30, 2017, lower restructuring charges of $2.2 million, reduced labor costs of $1.5 million, a $0.8 million decrease in our shareholder litigation reserve, and other net reductions of $0.3 million.
General and administrative expense for our email marketing segment decreased by $0.9 million, or 8%, from $11.6 million for the three months ended September 30, 2017 to $10.7 million for the three months ended September 30, 2018. This decrease was primarily the result of lower charges of $2.8 million due to the impact of the SEC investigations reserve recorded in the three months ended September 30, 2017 and decreases in labor costs, partially offset by increases in stock-based compensation of $2.5 million.
General and administrative expense for our domain segment decreased by $5.7 million, or 67%, from $8.4 million for the three months ended September 30, 2017 to $2.8 million for the three months ended September 30, 2018. This decrease was primarily the result of lower labor costs of $2.1 million, lower stock-based compensation expense of $1.9 million, lower charges of $0.9 million due to the impact of the SEC investigations reserve recorded in the three months ended September 30, 2017, and lower restructuring costs of $0.3 million, and a $0.2 million decrease in our shareholder litigation reserve.
Other Expense, Net

	Three Months Ended September 30,		Change
	2017	2018	Amount	%
	(dollars in thousands)
Other expense, net	$(36,245)	$(37,238)	$993	3%
Other expense, net increased by $1.0 million, or 3%, from $36.2 million for the three months ended September 30, 2017 to $37.2 million for the three months ended September 30, 2018. The increase was attributable to $1.6 million of increased net interest expense, primarily because of the increase in LIBOR. The increase was partially offset by lower impairment charges of $0.6 million.
Income Tax Expense

	Three Months Ended September 30,		Change
	2017	2018	Amount	%
	(dollars in thousands)
Income tax expense	$2,982	$11,715	$8,733	293%
For the three months ended September 30, 2017 and 2018, we recognized tax expense of $3.0 million and $11.7 million, respectively, in the consolidated statements of operations and comprehensive loss. The income tax expense for the three months ended September 30, 2018 was primarily attributable to a federal and state deferred tax expense of $12.9 million, a federal and state current income tax expense of $0.1 million, and foreign deferred tax expense of $0.3 million, partially offset by a foreign current tax benefit of $1.6 million. The income tax expense for the three months ended September 30, 2017 was primarily attributable to a federal and state deferred tax expense of $1.9 million, federal and state current income taxes of $0.3 million, a foreign current tax expense of $0.7 million and foreign deferred tax expense of $0.2 million.
On December 22, 2017, the United States enacted tax reform legislation by passage of the commonly named Tax Cuts and Jobs Act, which significantly changes the existing U.S. tax laws, including a reduction in the corporate tax rate from 35% to 21% and a move from a worldwide tax system to a territorial system, as well as other changes. As a result of enactment of the legislation, we incurred an additional one-time income tax benefit on the re-measurement of certain deferred tax assets and liabilities in the amount of $16.9 million for the year ended December 31, 2017. The legislation also introduced substantial international tax reform that moves the U.S. toward a territorial system, in which income earned in other countries will generally not be subject to U.S. taxation. The accumulated foreign earnings of U.S. shareholders of certain foreign corporations will be subject to a one-time transition tax. Amounts held in cash or cash equivalents will be subject to a 15.5% tax, while amounts held in illiquid assets will be subject to an eight percent tax. Due to an accumulated deficit in the undistributed earnings of our foreign subsidiaries, the one-time transition tax will not apply to us. Additionally, the legislation also contains provisions which would generally limit our deduction for interest expense to 30% of adjusted taxable earnings before interest, taxes, depreciation and amortization ("Tax EBITDA"). The legislation includes provisions which provide a deduction related to intangible income that is owned in the U.S., an additional tax charge related to income from intangibles owned outside the U.S., and a new base-erosion and anti-abuse tax. Although we have substantially completed our work on the effects of the Tax Cuts and Jobs Act, we continue to evaluate certain sections of the new law that may be pertinent to our tax situation. We have also adopted an accounting policy, as provided by the FASB in their January 10, 2018 Board Meeting, to account for the tax effects of the Global Intangible Low Tax Income ("GILTI") in the periods that the Company is subject to such tax. As a result of this accounting policy, we will not be recording the tax effect of the deferred tax assets and liabilities associated with the GILTI tax.

During fiscal year 2017, we recorded a deferred tax expense and maintained a deferred tax liability to account primarily for the different book and tax treatment of tax deductible goodwill. Prior to 2018, we could not utilize deferred tax assets against the portion of the deferred tax liability related to tax deductible goodwill, as that liability was considered to have an indefinite life. With the passage of the 2017 Tax Cuts and Jobs Act, NOL carry-forwards generated after 2017 and the carry-forwards of disallowed interest expense are indefinite in life, and therefore are eligible to offset our indefinite life deferred tax liabilities. Our deferred tax expense (benefit) during 2018 has been impacted by this change. We expect to record an approximate $6.0 million benefit from income taxes for the full 2018 fiscal year, mainly due to a projected decrease in our deferred tax liability. We anticipate that our income tax provision (benefit) will fluctuate from quarter to quarter in future periods as we recognize our full year expected income tax expense (benefit) based on the percentage of full year pre-tax income earned in each interim period.
Comparison of Nine Months Ended September 30, 2017 and 2018
Revenue

	Nine Months Ended September 30,		Change
	2017	2018	Amount	%
	(dollars in thousands)
Revenue	$882,617	$862,896	$(19,721)	(2)%
Revenue decreased by $19.7 million, or 2%, from $882.6 million for the nine months ended September 30, 2017 to $862.9 million for the nine months ended September 30, 2018. This decrease was attributable to a decrease in revenue from our web presence segment and to a lesser extent from our domain segment, partially offset by growth from our email marketing segment as discussed below.

Web presence segment revenue decreased by $26.1 million, or 5%, from $483.7 million for the nine months ended September 30, 2017 to $457.6 million for the nine months ended September 30, 2018. This decrease was primarily the result of subscriber attrition in our non-strategic brands.

Email marketing segment revenue increased by $8.3 million, or 3%, from $298.4 million for the nine months ended September 30, 2017 to $306.7 million for the nine months ended September 30, 2018. This increase was due to higher revenue from existing customers of Constant Contact, combined with price increases.
Domain segment revenue decreased by $2.0 million, or 2%, from $100.6 million for the nine months ended September 30, 2017 to $98.6 million for the nine months ended September 30, 2018. This decrease was primarily due to a $1.2 million reduction in domain monetization revenue, with the balance of the decrease relating to reduced revenue from our domain-focused brands.
Our revenue is generated primarily from our products and services delivered on a subscription basis, which include web hosting, domains, website builders, search engine marketing and other similar services. We also generate non-subscription revenue through domain monetization and marketing development funds. Non-subscription revenue decreased from $29.4 million, or 3% of total revenue, for the nine months ended September 30, 2017 to $27.1 million, or 3% of revenue, for the nine months ended September 30, 2018, due primarily to a decrease in marketing development funds.
Cost of Revenue

	Nine Months Ended September 30,
	2017		2018		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Cost of revenue	$454,197	51%	$393,597	46%	$(60,600)	(13)%
Cost of revenue decreased by $60.6 million, or 13%, from $454.2 million for the nine months ended September 30, 2017 to $393.6 million for the nine months ended September 30, 2018. Web presence segment cost of revenue decreased by $22.0 million, email marketing segment cost of revenue decreased by $18.4 million, and domain segment cost of revenue decreased by $20.2 million.

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

	Nine Months Ended September 30,
	2017	2018
	(dollars in thousands)
Amortization expense	$104,554	$77,890
Depreciation expense	$34,501	$32,448
Impairment charges	$13,848	$—
Stock-based compensation expense	$4,720	$3,223

Cost of revenue for our web presence segment decreased by $22.0 million, or 9%, from $254.5 million for the nine months ended September 30, 2017 to $232.5 million for the nine months ended September 30, 2018. This decrease was primarily due to lower amortization expense of $8.6 million; lower support costs of $7.3 million, primarily due to cost savings from the consolidation of our U.S. support centers and other gains in customer support efficiencies; lower data center costs of $4.9 million; lower stock-based compensation of $2.2 million; lower restructuring charges of $1.8 million; and lower depreciation of $1.5 million. These decreases were partially offset primarily by higher domain registration costs of $2.0 million, higher third party application costs of $1.5 million and higher merchant fees of $0.4 million.

Cost of revenue for our email marketing segment decreased by $18.4 million, or 17%, from $110.2 million for the nine months ended September 30, 2017 to $91.8 million for the nine months ended September 30, 2018. This decrease was primarily due to a reduction in amortization expense of $16.0 million, lower data center costs of $2.3 million and lower restructuring costs of $0.8 million. These decreases were partially offset by $0.4 million in increased support costs.

Cost of revenue for our domain marketing segment decreased by $20.2 million, or 23%, from $89.5 million for the nine months ended September 30, 2017 to $69.3 million for the nine months ended September 30, 2018. This decrease was primarily due to a decrease in impairment charges of $13.8 million, a decrease of $4.4 million related to related to lower domain registration costs, and a decrease in amortization expense of $2.1 million.

Gross Profit

	Nine Months Ended September 30,
	2017		2018		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Gross profit	$428,420	49%	$469,299	54%	$40,879	10%
Gross profit increased by $40.9 million, or 10%, from $428.4 million for the nine months ended September 30, 2017 to $469.3 million for the nine months ended September 30, 2018. Email marketing gross profit increased by $26.7 million, domain gross profit increased by $18.2 million, and web presence gross profit decreased by $4.0 million. Our gross profit as a percentage of revenue increased by five percentage points from 49% for the nine months ended September 30, 2017 to 54% for the nine months ended September 30, 2018, mainly due to the improvements in gross profit in our email marketing and domain segments. The following table sets forth gross profit and the significant non-cash components of cost of revenue as a percentage of revenue:

	Nine Months Ended September 30,
	2017	2018
	(dollars in thousands)
Revenue	$882,617	$862,896
Gross profit	$428,420	$469,299
Gross profit % of revenue	49%	54%
Amortization expense % of revenue	12%	9%
Depreciation expense % of revenue	4%	4%
Impairment charges % of revenue	2%	—%
Stock-based compensation expense % of revenue	*	*

*	Less than 1%.

Web presence segment gross profit decreased by $4.0 million, or 2%, from $229.2 million for the nine months ended September 30, 2017 to $225.1 million for the nine months ended September 30, 2018. This decrease was primarily due to the $26.1 million decrease in revenue as described above, partially offset by a $22.0 million decline in cost of revenue. Our web presence gross profit as a percentage of revenue increased by two percentage points year over year, from 47% for the nine months ended September 30, 2017 to 49% for the nine months ended September 30, 2018. This increase in gross profit percentage is primarily attributable to the reduction in cost of revenue, which decreased by a bigger percentage than the decrease in revenue.

Email marketing segment gross profit increased by $26.7 million, or 14%, from $188.2 million for the nine months ended September 30, 2017 to $214.9 million for the nine months ended September 30, 2018. This increase was primarily due to the increase in email marketing revenue discussed above, combined with the decrease in cost of revenue. Our email marketing segment gross profit as a percentage of revenue increased by seven percentage points year over year, from 63% for the nine months ended September 30, 2017 to 70% for the nine months ended September 30, 2018. This increase was primarily the result of the reduction in cost of revenue.

Domain segment gross profit increased by $18.2 million, or 165%, from $11.1 million for the nine months ended September 30, 2017 to $29.2 million for the nine months ended September 30, 2018. Our domain segment gross profit as a percentage of revenue increased by nineteen percentage points year over year, from 11% for the nine months ended September 30, 2017 to 30% for the nine months ended September 30, 2018. This increase was primarily due to the decrease in cost of revenue described above.
Operating Expense

	Nine Months Ended September 30,
	2017		2018		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Sales and marketing	$211,154	24%	$197,733	23%	$(13,421)	(6)%
Engineering and development	60,393	7%	64,559	7%	4,166	7%
General and administrative	130,929	15%	95,212	11%	(35,717)	(27)%
Transaction expense	773	—%	—	—%	(773)	(100)%
Total	$403,249	46%	$357,504	41%	$(45,745)	(11)%
Sales and Marketing. Sales and marketing expense decreased by $13.4 million, or 6%, from $211.2 million for the nine months ended September 30, 2017 to $197.7 million for the nine months ended September 30, 2018. Web presence segment sales and marketing expense decreased by $10.8 million, and email marketing segment sales and marketing expense decreased by $2.9 million, while sales and marketing expense for our domain segment increased slightly.

Sales and marketing expense for our web presence segment decreased by $10.8 million, or 9%, from $122.9 million for the nine months ended September 30, 2017 to $112.1 million for the nine months ended September 30, 2018. This decrease was primarily due to a $3.2 million reduction in stock-based compensation expense; a $2.8 million reduction in labor costs; a $2.8 million reduction in marketing program spend; a $1.5 million reduction in restructuring charges; and a $0.5 million net reduction of other marketing costs.

Sales and marketing expense for our email marketing segment decreased by $2.9 million, or 4%, from $73.5 million for the nine months ended September 30, 2017 to $70.6 million for the nine months ended September 30, 2018. This decrease was primarily due to a decrease in labor costs of $3.2 million, and a decrease in restructuring charges of $1.5 million. These decreases were partially offset by a $2.2 million increase in marketing program spend and a $0.4 million net increase in other marketing costs.

Sales and marketing expense for our domain segment increased by $0.3 million, or 2%, from $14.7 million for the nine months ended September 30, 2017 to $15.0 million for the nine months ended September 30, 2018. The increase was due primarily to an increase in marketing program spend of $1.0 million, partially offset by labor related cost reductions.
Engineering and Development. Engineering and development expense increased by $4.2 million, or 7%, from $60.4 million for the nine months ended September 30, 2017 to $64.6 million for the nine months ended September 30, 2018. Web presence segment engineering and development expense decreased by $1.6 million, email marketing segment engineering and development expense increased by $4.4 million, and domain segment engineering and development expense increased by $1.4 million.

Engineering and development expense for our web presence segment decreased by $1.6 million, or 5%, from $29.8 million for the nine months ended September 30, 2017 to $28.2 million for the nine months ended September 30, 2018. This decrease was mostly attributable to a reduction in depreciation expense of $1.0 million, a reduction in stock-based compensation expense of $0.9 million, and a reduction in restructuring charges of $0.5 million, partially offset by higher labor costs of $0.8 million.

Engineering and development expense for our email marketing segment increased by $4.4 million, or 17%, from $26.3 million for the nine months ended September 30, 2017 to $30.7 million for the nine months ended September 30, 2018. This increase was primarily related to labor cost increases of $6.0 million, partially offset by lower restructuring costs of $0.9 million and lower stock-based compensation expense of $0.5 million.

Engineering and development expense for our domain segment increased by $1.4 million, or 33%, from $4.2 million for the nine months ended September 30, 2017 to $5.6 million for the nine months ended September 30, 2018. This increase was primarily due to increased labor costs.
General and Administrative. General and administrative expense decreased by $35.7 million, or 27%, from $130.9 million for the nine months ended September 30, 2017 to $95.2 million for the nine months ended September 30, 2018. Web presence general and administrative expense decreased $28.7 million, domain segment general and administrative expense decreased by $7.1 million and email marketing segment general and administrative expense increased by $0.1 million.

General and administrative expense for our web presence segment decreased by $28.7 million, or 36%, from $79.6 million for the nine months ended September 30, 2017 to $50.9 million for the nine months ended September 30, 2018. This decrease was primarily related to lower stock-based compensation expense of $19.6 million; lower labor costs of $4.4 million; lower restructuring costs of $3.5 million; and reduced integration costs of $1.0 million. These decreases were partially offset by an increase in charges relating to litigation related matters of $0.5 million.

General and administrative expense for our email marketing segment increased by $0.2 million, or 0%, from $32.2 million for the nine months ended September 30, 2017 to $32.4 million for the nine months ended September 30, 2018, primarily due to increased stock-based compensation of $2.1 million partially due to a change in the allocation methodology for stock-based compensation across segments, increased labor costs of $0.7 million and increased charges for sales and use tax reserves of $0.6 million. These increases were partially offset primarily by lower charges relating to litigation related matters of $1.3 million and lower restructuring charges of $0.8 million.

General and administrative expense for our domain segment decreased by $7.1 million, or 37%, from $19.1 million for the nine months ended September 30, 2017 to $12.0 million for the nine months ended September 30, 2018, due mostly to a reduction in stock-based compensation expense of $3.7 million, with the balance of the reduction primarily due to lower labor costs, including corporate overhead allocations.

Transaction Expenses. Transaction expenses decreased by $0.8 million, or 100%, from $0.8 million for the nine months ended September 30, 2017 to $0.0 million for the nine months ended September 30, 2018. The period-over-period decrease was primarily attributable to our reduction in acquisitions following the purchase of Constant Contact in February 2016.
Other Expense, Net

	Nine Months Ended September 30,		Change
	2017	2018	Amount	%
	(dollars in thousands)
Other expense, net	$(121,116)	$(111,203)	$(9,913)	(8)%
Other expense, net decreased by $9.9 million, or 8%, from $121.1 million for the nine months ended September 30, 2017 to $111.2 million for the nine months ended September 30, 2018. The decrease was primarily due to a $9.1 million decrease in interest expense, including service fees, of which $5.0 million related to lower costs incurred in connection with our refinancings, specifically deferred financing costs that were immediately expensed and a loss on debt extinguishment, both of which were higher in the 2017 period. In addition, the principal balances on our debt declined due to both required and voluntary principal payments.
Income Tax Expense

	Nine Months Ended September 30,		Change
	2017	2018	Amount	%
	(dollars in thousands)
Income tax expense	$11,384	$8,826	$(2,558)	(22)%
For the nine months ended September 30, 2017 and 2018, we recognized a tax expense of $11.4 million and $8.8 million, respectively, in the consolidated statements of operations and comprehensive loss. The income tax expense for the nine months ended September 30, 2018 was attributable to a federal and state deferred tax expense of $8.9 million due primarily to the different book and tax treatment of goodwill, a federal and state current tax expense of $0.5 million million, and foreign deferred tax expense of $0.2 million, partially offset by a foreign current tax benefit of $0.8 million.

The income tax expense for the nine months ended September 30, 2017 was primarily attributable to a federal and state deferred tax expense of $7.3 million related to the differences in the accounting treatment of goodwill under U.S. GAAP and tax accounting for goodwill, federal and state current income taxes of $2.6 million, and a foreign current tax expense of $2.3 million, partially offset by a foreign deferred tax benefit of $0.8 million.
Liquidity and Capital Resources
Sources of Liquidity
We have funded our operations since inception primarily with cash flow generated by operations, borrowings under our credit facilities and public offerings of our securities.
In November 2013, we entered into a $1,050.0 million first lien term loan facility and a $125.0 million revolving credit facility. On February 9, 2016, in connection with our acquisition of Constant Contact and the related financing of that transaction, we entered into a $735.0 million incremental first lien term loan facility and a new $165.0 million revolving credit facility, which replaced our previous revolving credit facility and which we refer to as the "2016 Revolver", and our wholly owned subsidiary, EIG Investors, issued $350.0 million aggregate principal amount of 10.875% senior notes due 2024, or the "Senior Notes". On June 14, 2017, we refinanced our then-outstanding term loans and replaced them with a new $1,697.3 million first lien term loan facility, which we refer to as the “2017 Term Loan”. On June 20, 2018, we refinanced the 2017 Term Loan and replaced it with a new $1,580.3 million first lien term loan facility, which we refer to as the "2018 Term Loan", and we also extended the maturity of $106.2 million of the 2016 Revolver.
We refer to the 2018 Term Loan (or prior to June 20, 2018, the 2017 Term Loan) and the 2016 Revolver together as the "Senior Credit Facilities."
2018 First Lien Term Loan Facility. The 2018 Term Loan was issued at par and has a maturity date of February 9, 2023. The 2018 Term Loan automatically bears interest at an alternate base rate unless we give notice to opt for the LIBOR-based interest rate. The LIBOR-based interest rate for the 2018 Term Loan is 3.75% per annum plus the greater of an adjusted LIBOR and 1.00%. The alternate base rate for the 2018 Term Loan is 2.75% per annum plus the greatest of the prime rate, the federal funds effective rate plus 0.50%, an adjusted LIBOR for a one-month interest period plus 1.00%, and 2.00%. The 2018 Term Loan requires quarterly mandatory repayments of principal. During the nine months ended September 30, 2018, we made two mandatory repayments of $7.9 million, one voluntary prepayment of $17.0 million and one voluntary prepayment of $17.5 million following the refinancing of the 2017 Term Loan.
2017 First Lien Term Loan Facility. The 2017 Term Loan was issued at a price of 99.75% of par and had a maturity date of February 9, 2023. The 2017 Term Loan automatically bore interest at an alternate base rate unless we gave notice to opt for the LIBOR-based interest rate. The LIBOR-based interest rate for the 2017 Term Loan was 4.00% per annum plus the greater of an adjusted LIBOR and 1.00%. The alternate base rate for the 2017 Term Loan was 3.00% per annum plus the greatest of the prime rate, the federal funds effective rate plus 0.50%, an adjusted LIBOR for a one-month interest period plus 1.00%, and 2.00%. The 2017 Term Loan required quarterly mandatory repayments of principal. During the nine months ended September 30, 2018, we made one mandatory repayment of $8.5 million and one voluntary prepayment of $17.0 million prior to the refinancing of the 2017 Term Loan.
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
Senior Notes. The Senior Notes were issued at a price of 98.065% of par and have a maturity date of February 1, 2024. The Senior Notes bear interest at the rate of 10.875% per annum. We have the right to redeem all or part of the Senior Notes at any time for a premium which is based on the applicable redemption date. On January 30, 2017, we completed a registered exchange offer for the Senior Notes, as required under the registration rights agreement we entered into with the initial purchasers of the Senior Notes. All of the $350.0 million aggregate principal amount of the Senior Notes was validly tendered for exchange as part of this exchange offer. The registration rights agreement also obligated us to use reasonable efforts to cause to become effective a registration statement providing for the registration of certain secondary transactions in the Senior Notes by Goldman, Sachs & Co. and its affiliates. This registration statement became effective on December 29, 2016.
The Senior Credit Facilities have been fully and unconditionally guaranteed and secured by us and certain of our subsidiaries (including Constant Contact and its subsidiaries). The Senior Notes have been fully and unconditionally guaranteed, on a senior unsecured basis, by us and our subsidiaries that guarantee the Senior Credit Facilities.
As of September 30, 2018, we had cash and cash equivalents totaling $89.7 million and negative working capital of $290.5 million, which included the $31.6 million current portion of the 2018 Term Loan. There was no balance outstanding on the 2016 Revolver as of September 30, 2018. In addition, we had approximately $1,826.0 million of long term indebtedness, including deferred financing costs, outstanding under the 2018 Term Loan and the Senior Notes. We also had $477.0 million of short-term and long-term deferred revenue, which is not expected to be payable in cash.
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
We were in compliance with all covenants under the Senior Credit Facilities and the Senior Notes at September 30, 2018.
Secured Net Leverage Ratio
The Senior Credit Facilities require that we comply with a financial covenant to maintain a maximum ratio of consolidated senior secured net indebtedness on the date of determination to an adjusted consolidated EBITDA measure, which we refer to as "Bank Adjusted EBITDA", for the most recently completed four quarters (which we refer to as trailing twelve months, or "TTM"). This net leverage ratio is tested as of the last day of each fiscal quarter and was required to be at or below 6.50 to 1.00 through December 31, 2016 and at or below 6.25 to 1.00 from March 31, 2017 through December 31, 2017, and may not exceed 6.00 to 1.00 from March 31, 2018 and thereafter. As of September 30, 2018, we were in compliance with this covenant.
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

As of September 30, 2018, our secured net leverage ratio on a TTM basis was 4.04 to 1.00 and was calculated as follows:

	For the three months ended,
	December 31, 2017	March 31, 2018	June 30, 2018	September 30, 2018	TTM
	(in thousands except ratios)
Net (loss) income	$7,473	$(2,528)	$627	$(6,335)	$(763)
Interest expense	36,119	36,050	38,346	37,527	148,042
Income tax expense (benefit)	(28,665)	(1,943)	(946)	11,715	(19,839)
Depreciation	14,451	12,068	12,796	11,889	51,204
Amortization of other intangible assets	35,800	25,735	25,978	26,177	113,690
Stock-based compensation	11,252	6,992	7,390	7,550	33,184
Integration and restructuring costs	1,228	1,529	1,295	197	4,249
Transaction expenses and charges	—	—	—	—	—
(Gain) loss of unconsolidated entities	(38)	27	(25)	—	(36)
Impairment of long-lived assets	17,012	—	—	—	17,012
Gain on assets, not ordinary course	—	—	—	—	—
Legal advisory and related expenses	1,994	10,501	710	(832)	12,373
Billed revenue to GAAP revenue adjustment	(7,528)	11,098	(2,431)	(4,834)	(3,695)
Adjustment for domain registration cost on a cash basis	2,220	(1,222)	1,258	1,299	3,555
Currency translation	19	(6)	(17)	(17)	(21)
Bank Adjusted EBITDA	$91,337	$98,301	$84,981	$84,336	$358,955
Current portion of notes payable					31,606
Current portion of capital lease obligations					7,595
Notes payable - long term					1,792,436
Capital lease obligations - long term					2,067
Original issue discounts and deferred financing costs					55,960
Less:
Unsecured notes					(350,000)
Cash					(89,674)
Certain permitted restricted cash					(101)
Net senior secured indebtedness					$1,449,889
Net leverage ratio					4.04
Maximum net leverage ratio					6.00

Cash and Cash Equivalents
As of September 30, 2018, our cash and cash equivalents were primarily held for working capital purposes and for required principal and interest payments under our indebtedness. A majority of our cash and cash equivalents was held in operating accounts. Our cash and cash equivalents increased by $23.2 million from $66.5 million at December 31, 2017 to $89.7 million at September 30, 2018. Of the $89.7 million cash and cash equivalents we had at September 30, 2018, $28.1 million was held in foreign countries, and due to tax and accounting reasons, we do not plan to repatriate this cash in the near future. We used cash on hand at December 31, 2017 and cash flows from operations to purchase property and equipment and to make our debt payments on our 2017 Term Loan and 2018 Term Loan, as described under "Financing Activities" below. Our future capital requirements will depend on many factors including, but not limited to our growth rate, our level of sales and marketing activities, the development and introduction of new and enhanced products and services, market acceptance of our solutions, potential settlements of legal proceedings, acquisitions, and our gross profits and operating expenses. We believe that our current cash and cash equivalents and operating cash flows will be sufficient to meet our anticipated working capital and capital expenditure requirements, as well as our required principal and interest payments under our indebtedness, for at least the next 12 months.
The following table shows our purchases of property and equipment, principal payments on capital lease obligations, depreciation, amortization and cash flows from operating activities, investing activities and financing activities for the stated periods:

	Nine Months Ended September 30,
	2017	2018
	(dollars in thousands)
Purchases of property and equipment	$(32,095)	$(22,343)
Principal payments on capital lease obligations	$(5,679)	$(5,609)
Depreciation	$40,733	$36,753
Amortization	$113,252	$86,118
Cash flows provided by operating activities	$128,866	$133,593
Cash flows used in investing activities	$(33,769)	$(22,337)
Cash flows used in financing activities	$(80,983)	$(86,722)
Capital Expenditures
Our capital expenditures on the purchase of property and equipment for the nine months ended September 30, 2017 and 2018 were $32.1 million and $22.3 million, respectively. The remaining balance payable on the capital leases is $9.7 million as of September 30, 2018. We expect our capital expenditures to increase in the near term as we continue to upgrade and replace data center assets as these assets reach an end of their useful life, and to a lesser extent, continue to implement our disaster recovery program.
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
Net cash provided by operating activities increased from $128.9 million for the nine months ended September 30, 2017 to $133.6 million for the nine months ended September 30, 2018. This increase was primarily the result of improved working capital, which generated $13.7 million of additional cash flow, mainly due to the timing of vendor payments; lower interest payments of $8.1 million, primarily due to our term loan refinancings and to a reduction in our outstanding term loan balance due to mandatory and voluntary repayments; lower payments for restructuring expenses of $5.2 million; and other increases in working capital, primarily due to improved expense management. These increases were partially offset by our payment of $8.0 million to settle our SEC investigations, our payment of $5.7 million to purchase an interest rate cap to manage interest rate risk relating to our term loan, and lower subscriber billings due primarily to subscriber attrition in our non-strategic brands, which resulted in a lower increase in our deferred revenue of $11.5 million.

Investing Activities
Cash flows used in investing activities consist primarily of the purchase of property and equipment, acquisition consideration payments, and changes in restricted cash balances.
During the nine months ended September 30, 2018, net cash used in investing activities was $22.3 million, which was used to purchase property and equipment.
During the nine months ended September 30, 2017, net cash used in investing activities was $33.8 million. We used $32.1 million to purchase property and equipment and $2.0 million to purchase intangible assets, which were partially offset by $0.3 million proceeds from the sale of assets.
Financing Activities
Cash flow from financing activities consists primarily of the net change in our overall indebtedness, payment of associated financing costs, payment of deferred consideration for our acquisitions and the issuance or repurchase of equity.
During the nine months ended September 30, 2018, cash flows used in financing activities was $86.7 million. We paid $1,656.1 million of principal payments related to our 2017 Term Loan and 2018 Term Loan, mainly as part of our 2018 term loan refinancing, from which we received net proceeds from the 2018 Term Loan of $1,580.3 million. Included in the $1,656.1 million were mandatory repayments of $24.3 million and voluntary prepayments of $51.5 million. We also made $5.6 million of principal payments related to capital lease obligations and $4.5 million of deferred consideration payments relating to our AppMachine B.V. subsidiary ("AppMachine"). In addition, we paid $1.6 million for deferred financing costs related to the 2018 refinancing. These payments were partially offset by $0.8 million of proceeds that we received from the exercise of stock options.
During the nine months ended September 30, 2017, cash flows used in financing activities was $81.0 million. We paid $1,733.1 million of principal payments related to our term loans, mainly as part of our 2017 term loan refinancing, from which we received net proceeds from the 2017 Term Loan of $1,693.0 million. In addition, we redeemed the balance of the non-controlling interest in our WZ (UK) Ltd. subsidiary for $25.0 million, made $5.7 million of principal payments related to capital lease obligations, paid an aggregate of $5.4 million in deferred consideration for our final deferred payment for Mojoness, Inc. and for the first deferred payment for AppMachine, and paid $6.3 million of deferred financing costs related to the 2017 refinancing. These payments were partially offset by $1.5 million of proceeds that we received from the exercise of stock options.
Free Cash Flow
Free cash flow, or FCF, is a non-GAAP financial measure that we calculate as GAAP cash flow from operations less capital expenditures and capital lease obligations. We believe that FCF provides investors with an indicator of our ability to generate positive cash flows after meeting our obligations with regard to capital expenditures (including capital lease obligations).
The following table reflects the reconciliation of cash flow from operations to free cash flow (all data in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
Cash flow from operations	$46,444	$51,341	$128,866	$133,593
Less:
Capital expenditures and capital lease obligations(1)	(14,571)	(10,662)	(37,774)	(27,952)
Free cash flow	$31,873	$40,679	$91,092	$105,641

(1) Capital expenditures during the three and nine months ended September 30, 2017 includes $1.8 million and $5.7 million, respectively, of principal payments under a three year capital lease for software. Capital expenditures during the three and nine months ended September 30, 2018 includes $1.7 million and $5.6 million, respectively, of principal payments under a three year capital lease for software. The remaining balance on the capital lease is $9.7 million as of September 30, 2018.
Free cash flow increased by $8.8 million from $31.9 million for the three months ended September 30, 2017 to $40.7 million for the three months ended September 30, 2018. Free cash flow was favorably impacted by reduced capital expenditures and capital lease obligations of $3.9 million, reduced restructuring expenses of $2.9 million and improved working capital of $11.5 million, mainly due to the timing of certain payments to vendors. These improvements were partially offset by lower revenue and lower subscriber billings, which led to a lower increase in deferred revenue of $3.2 million and lower profitability, mainly due to declines in revenue.
Free cash flow increased by $14.5 million from $91.1 million for the nine months ended September 30, 2017 to $105.6 million for the nine months ended September 30, 2018. Please refer to the "Liquidity and Capital Resources - Operating Activities" section above for a discussion of the main changes in cash flow provided by operating activities. In addition, free cash flow was favorably impacted by reduced capital expenditures and capital lease obligations of $9.8 million.
Net Operating Loss (NOL) Carry-forwards
As of December 31, 2017, we had NOL carry-forwards available to offset future U.S. federal taxable income of approximately $236.3 million and future state taxable income of approximately $168.3 million. These NOL carry-forwards expire on various dates through 2037.
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
Utilization of the NOL carry-forwards may be subject to an annual limitation due to the ownership percentage change limitations under Section 382 of the Internal Revenue Code (“Section 382 limitation”). Ownership changes can limit the amount of net operating loss and other tax attributes that a company can use each year to offset future taxable income and taxes payable. Although we have experienced a number of ownership changes over time, we do not currently have any Section 382 limitations on our ability to utilize NOL carry-forwards.
Contractual Obligations and Commitments
There have been no significant changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K filed with the SEC on February 22, 2018, except as it relates to our long-term debt obligations. The following table summarizes these debt-related contractual obligations as of September 30, 2018:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt obligations:
Principal payments on term loan facility and notes	$1,880,002	$31,606	$63,212	$63,212	$1,721,972
Total principal payments relating to our long-term debt obligations	$1,880,002	$31,606	$63,212	$63,212	$1,721,972

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
Interest Rate Sensitivity
We had cash and cash equivalents of $89.7 million at September 30, 2018, the majority of which was held in operating accounts for working capital purposes and other general corporate purposes, which includes payment of principal and interest under our indebtedness. As of September 30, 2018, we had approximately $1,530.0 million outstanding under our 2018 Term Loan, $350.0 million outstanding under the Senior Notes and $0.0 million outstanding under the 2016 Revolver.
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
Based on our aggregate indebtedness outstanding under our 2018 Term Loan of $1,530.0 million as of September 30, 2018, a 100 basis point increase in the adjusted LIBOR above the LIBOR floor would result in a $15.7 million increase in our aggregate interest payments over a 12-month period, and a 100 basis point decrease at the current LIBOR rate would result in a $15.7 million decrease in our interest payments.
We have entered into two interest rate caps as part of our risk management strategy. The three-year interest rate cap we entered into in December 2015 limits our exposure beginning on February 29, 2016 to interest rate increases over 2.0% on $500.0 million of our 2018 Term Loan (and prior to June 20, 2018, our 2017 Term Loan). The three-year interest rate cap we entered into in June 2018 limits our exposure beginning on August 28, 2018 to interest rate increases over 3.0% on $800.0 million of our 2018 Term Loan. The interest rate applicable to our 2018 Term Loan as of September 30, 2018 was approximately 2.31%.
Inflation Risk
We do not believe that inflation has a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability to do so could harm our business, financial condition and results of operations.

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of September 30, 2018, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation of our disclosure controls and procedures as of September 30, 2018, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2018, there has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
From time to time we are involved in legal proceedings or subject to claims arising in the ordinary course of our business. We are not presently involved in any such legal proceeding or subject to any such claim that, in the opinion of our management, would have a material adverse effect on our business, operating results or financial condition. However, the results of such legal proceedings or claims cannot be predicted with certainty, and regardless of the outcome, can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. Neither the ultimate outcome of the Machado and McGee shareholder litigation matters listed below nor an estimate of any probable losses or any reasonably possible losses (other than the reserves specifically discussed below) can be assessed at this time.
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
On May 4, 2015, Christopher Machado, a purported holder of our common stock, filed a civil action in the United States District Court for the District of Massachusetts against us and our former chief executive officer and our former chief financial officer, captioned Machado v. Endurance International Group Holdings, Inc., et al., Civil Action No. 1:15-cv-11775-GAO. The plaintiff filed an amended complaint on December 8, 2015, and a second amended complaint on March 18, 2016. We moved to dismiss the second amended complaint, but before the court ruled on our motion, with our assent, the plaintiff filed a third amended complaint on June 30, 2017. In the third amended complaint, plaintiffs Christopher Machado and Michael Rubin allege claims for violations of Section 10(b) and 20(a) of the Exchange Act, and Sections 11, 12(a)(2), and 15 of the Securities Act, on behalf of a purported class of purchasers of our securities between October 25, 2013 and December 16, 2015, including persons or entities who purchased or acquired our shares pursuant or traceable to the registration statement and prospectus issued in connection with our October 25, 2013 initial public offering. The plaintiffs challenge as false or misleading certain of our disclosures about the total number of subscribers, average revenue per subscriber, the number of customers paying over $500 per year for our products and services, and the average number of products sold per subscriber. The plaintiffs seek, on behalf of themselves and the purported class, compensatory damages, rescissory damages as to class members who purchased shares pursuant to the offering and the plaintiffs' costs and expenses of litigation. We moved to dismiss the third amended complaint on August 29, 2017. The plaintiffs' memorandum in opposition to our motion to dismiss was filed on October 30,

2017, and our reply memorandum was filed on December 14, 2017. On January 12, 2018, the parties filed a joint motion to stay all proceedings pending the outcome of a mediation between the parties scheduled for February 23, 2018. The court granted the stay on February 21, 2018. The parties did not resolve the matter at the mediation on February 23, 2018, but continued thereafter to productively discuss a potential resolution of this matter. The court extended the stay to allow the parties to continue their discussions. On May 17, 2018, the parties executed a term sheet memorializing their agreement in principal to settle the action. The parties then negotiated the terms and conditions of a stipulation and agreement of settlement and related papers, which provide for the release of all claims asserted against us and our former chief executive officer and our former chief financial officer. On July 6, 2018, the plaintiffs filed an unopposed motion seeking preliminary approval of the proposed settlement, certification of the proposed settlement class for settlement purposes only, and approval of notice to the settlement class. The court has not yet ruled on this motion. Our contribution to the settlement pool under the proposed settlement would be approximately equal to the amount we reserved in connection with a possible settlement of this action. The aggregate amount of this reserve and the reserve for the Constant Contact McGee litigation discussed below was originally $8.5 million recorded during the three months ended March 31, 2018, and subsequently adjusted to $8.3 million during the three months ended June 30, 2018 and to $7.3 million during the three months ended September 30, 2018. We cannot make any assurances as to whether or when the settlement will be approved by the court.
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
On August 7, 2015, a purported class action lawsuit, William McGee v. Constant Contact, Inc., et al, was filed in the United States District Court for the District of Massachusetts against Constant Contact and two of its former officers. An amended complaint, which named an additional former officer as a defendant, was filed December 19, 2016. The lawsuit asserts claims under Sections 10(b) and 20(a) of the Exchange Act, and is premised on allegedly false and/or misleading statements, and non-disclosure of material facts, regarding Constant Contact’s business, operations, prospects and performance during the proposed class period of October 23, 2014 to July 23, 2015. The parties mediated the claims on March 27, 2018, and as a result of that mediation reached an agreement in principle with the lead plaintiff to settle the action. The parties then negotiated the terms and conditions of a stipulation and agreement of settlement and related papers, which provide for the release of all claims asserted against Constant Contact and its former officers. On May 18, 2018, the plaintiffs filed an unopposed motion seeking preliminary approval of the proposed settlement, certification of the proposed settlement class for settlement purposes only, and approval of notice to the settlement class. The court has not yet ruled on this motion. Our contribution to the settlement pool under the proposed settlement would be approximately equal to the amount we reserved in connection with a possible settlement of this action. The aggregate amount of this reserve and the reserve for the Endurance Machado litigation discussed above was originally $8.5 million recorded during the three months ended March 31, 2018, and subsequently adjusted to $8.3 million during the three months ended June 30, 2018 and to $7.3 million during the three months ended September 30, 2018. We cannot make any assurances as to whether or when the settlement will be approved by the court.
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

Our total subscriber base decreased during the twelve months ended September 30, 2018, and we expect that it will continue to decrease in the foreseeable future. Key factors contributing to the decrease in our subscriber base are discussed in Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations. If we are not successful in addressing these factors or the other factors listed above, we may not be able to return to or maintain positive subscriber growth in the future, which could have a material adverse effect on our business and financial results.
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
In 2018, we are making significant investments to improve our customer experience and better integrate our business. Although we believe that these investments will position us for growth in the future, we will recognize most of the costs associated with these investments earlier than most of the anticipated benefits, and the return on these investments may be lower or may develop more slowly than we expect. If we do not achieve the benefits anticipated from these investments, if the achievement of these benefits is delayed, if we are otherwise not successful in simplifying our business or in managing our complexity effectively, our operating results may be negatively affected.
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
We must be able to maintain and operate our applications and systems without interruption. Since our ability to retain and attract subscribers depends on the performance, reliability and availability of our services, as well as in the delivery of our products and services to subscribers, even minor interruptions in our service or losses of data could harm our reputation, particularly if they frequently reoccur. Our applications, network, systems, equipment, power supplies, customer support centers and data centers are subject to various points of failure, including: human error or accidents; improper maintenance and change control; Internet connectivity downtime or disruptions in connectivity between and among systems; computer viruses; physical or electronic security breaches; inadequate systems monitoring; intentional bad acts such as sabotage, vandalism or terrorism; and natural disasters.
We have experienced system failures, delays and periodic interruptions in service, or outages, due to factors such as power outages and network equipment, storage system, and network configuration failures. In addition, we have experienced outages or other disruptions in the course of ongoing maintenance or when new versions, enhancements and updates to applications, software or systems are released by us or third parties. We may experience future outages that disrupt the operation of our solutions due to these or other factors.
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
We collect, handle, store and transmit large amounts of sensitive, confidential, personal and proprietary information, including payment card information and information we receive from or maintain on behalf of our subscribers. Unauthorized access to, use of, or loss of this type of information and any compromise of our systems may cause damage to our platforms, service interruptions to our subscribers, loss of subscriber websites and data, harm our reputation and result in increased security costs, distraction of our management team, litigation, regulatory investigations or other liabilities. These type of incidents can result from numerous sources, including: physical or electronic security breaches; viruses, ransomware or other malware; hardware vulnerabilities such as Meltdown and Spectre; accident or human error by our own personnel or those of our partners; criminal activity or malfeasance (including by our own personnel); fraud or impersonation scams perpetrated against us; or security events impacting our third-party service providers. We have experienced security events such as these in the past and expect they will continue in the future. To date, we do not believe that any of these events has had a material effect on us, but we may experience larger and more serious incidents in the future.
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
If an actual or perceived security breach occurs, the market’s perception of our security measures could be harmed and we could lose sales and current and potential subscribers. We might also be required to expend significant capital and resources to investigate, protect against or address these problems. Any significant violations of data security could result in the loss of business, litigation and regulatory investigations and penalties that could damage our reputation and adversely affect our operating results and financial condition. Furthermore, if a high profile security breach occurs with respect to another provider of cloud-based technologies or online marketing tools, our subscribers and potential subscribers may lose trust in the security of these business models generally, which could harm our ability to retain existing subscribers or attract new ones. We cannot guarantee that any backup systems, regular data backups, security protocols, network protection mechanisms and other procedures currently in place, or that may be in place in the future, will be adequate to prevent network and service interruption, system failure, damage to one or more of our systems or data loss in the event of a security breach or attack on our network.
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

•	the mix of products we sell;

•	higher than expected refunds to our subscribers;

•	systems, data center and Internet failures, breaches and service interruptions;

•	negative publicity about us or our brands;

•	loss of key employees or difficulties recruiting new employees;

•	the impact of changes in legislation or regulations, or to interpretations of existing legislation and regulations;

•	litigation or governmental enforcement actions against us due to actual or alleged failures to comply with applicable laws or regulations;

•	failures to comply with industry standards such as the payment card industry data security standards;

•	changes in our effective tax rate, our misinterpretation of tax laws and regulations, or adverse outcomes from regulatory examinations of our income tax and other tax returns;

•	interest rate fluctuations;

•	goodwill and other intangible asset impairments;

•	terminations of, disputes with, or material changes to our relationships with third-party partners; and

•	costs, integration problems, or other liabilities associated with past or future acquisitions, strategic investments or joint ventures.
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
In addition, our business depends on the ability and desire of our customers to access the Internet. The adoption of any laws or regulations adversely affecting the growth, popularity, accessibility or use of the Internet, including laws impacting Internet neutrality or new tax regulations or court decisions concerning the taxation of online commerce, could decrease the demand for our products, require us to make modifications to our products, or increase our operating costs. For instance, in December 2017, the Federal Communications Commission repealed rules adopted in 2015 that generally prohibited Internet service providers from charging some Internet content providers higher rates than others for the delivery of their content. With the repeal of these rules, Internet service providers could impose higher fees or deliver our content with less speed, reliability or otherwise on a non-neutral basis as compared to other market participants, which could adversely impact our business.
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
We have made and expect to continue to make significant expenditures to maintain, develop and expand our business. Our revenue and subscriber growth may be insufficient to achieve or maintain profitability in light of our expenditure levels. As further discussed in Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, our total subscriber base decreased during the twelve months ended September 30, 2018, and revenue in our web presence and domain segments declined for the three and nine months ended September 30, 2018 relative to the comparable prior year periods. If we are not successful in addressing the factors that have contributed to these developments, we may not be able to either increase subscriber and revenue growth or maintain current subscriber and revenue levels, which could result in a material adverse effect on our business and financial results. We may incur significant losses in the future for these or a number of other reasons, including interest expense related to our substantial indebtedness and the other risks described in this report.
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
Since our subscribers use our solutions to, among other things, maintain an online presence for their business, it is not uncommon for subscribers to allege that errors, defects, or other performance problems result in damage to their businesses. They could elect to cancel or not to renew their agreements, delay or withhold payments to us, or bring claims or file suit seeking significant compensation from us for the losses they or their businesses allege to have suffered. For instance, from time to time, we have inadvertently deleted subscriber data due to human error, technical problems or miscommunication with customers. These lost data cases have sometimes led to subscribers commencing litigation against us, settlement payments to subscribers, subscription cancellations, and negative social media attention. Although our subscriber agreements typically contain provisions designed to limit our exposure to specified claims, including data loss claims, existing or future laws or unfavorable judicial decisions could negate or diminish these limitations. Even if not successful, defending against claims brought against us can be time-consuming and costly and could seriously damage our reputation in the marketplace, making it harder for us to acquire and retain subscribers.
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
We are subject to numerous laws and regulations, including those related to privacy, data protection and information security. Our actual or perceived failure to comply with such obligations could harm our business, and changes in such regulations or laws could require us to modify our products or our marketing, market research and advertising practices.
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
The U.S. federal and various state and foreign governments have adopted or proposed guidelines or rules for the collection, distribution, use and storage of information collected from or about consumers or their devices. The U.S. Federal Trade Commission, or FTC, and various U.S. state and local governments and agencies regularly use their authority under laws prohibiting unfair or deceptive marketing and trade practices to investigate and penalize companies for practices related to the collection, use, handling, disclosure, dissemination and security of personal data of U.S. consumers. California adopted significant new consumer privacy laws in June 2018 that will be effective beginning in January 2020. Several foreign countries and governmental bodies, including the countries of the European Union, or EU, Canada, and Brazil, have adopted laws and regulations dealing with the collection and use of personal data obtained from their residents, which are often more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of personal information that identifies or may be used to identify an individual, such as names, contact information, and, in some jurisdictions, certain unique identifiers. These laws and regulations are subject to frequent revisions and differing interpretations, and have generally become more stringent over time. Furthermore, additional countries and other jurisdictions are considering the adoption of similar laws and regulations.
On May 25, 2018, the EU-wide General Data Protection Regulation, or GDPR, took effect, replacing the data protection laws of each EU member state. The GDPR implemented more stringent operational requirements for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, increased requirements to erase an individual’s information upon request and comply with other requests from individuals, mandatory data breach notification requirements, restrictions on automated decision-making and profiling, and higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. The GDPR also significantly increased penalties for non-compliance, including where we act as a service provider (e.g., controller or processor). In addition, we face uncertainty about whether our obligations as a registrar accredited by ICANN will comply with the requirements of the GDPR, since ICANN governs and determines the obligations required for the accreditation of registrars. If our privacy or data security measures fail to comply with applicable current or future laws and regulations, including if we fail to fully notify subscribers and prospective subscribers of our data processing activities and obtain their consent where needed, we may be subject to litigation, regulatory investigations, or enforcement actions (including enforcement notices requiring us to change the way we use personal data or our marketing practices, fines, or other liabilities), as well as negative publicity and a potential loss of business and revenue. Under the GDPR, fines of up to 20,000,000 Euros or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, may be imposed.
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
New laws, regulations or standards or new interpretations of existing laws, regulations or standards, including but not limited to those in the areas of data security, data privacy, consumer protection and regulation of email providers, could require us to incur additional costs and restrict our business operations. Failure by us to comply with applicable requirements may result in governmental enforcement actions, litigation, fines and penalties or adverse publicity, which could have an adverse effect on our reputation and business.
We are subject to consumer protection laws that regulate our marketing practices and prohibit unfair or deceptive acts or practices. Our actual or perceived failure to comply with such obligations could harm our business, and changes in such regulations or laws could require us to modify our products, marketing or advertising efforts.
In connection with the marketing, telemarketing or advertisement of our products and services by us or our affiliates or referral partners, we could be the target of claims relating to false, misleading,deceptive or otherwise noncompliant advertising or marketing practices, including under the auspices of the FTC, the Telephone Consumer Protection Act, the Telemarketing Sales Rule and state consumer protection statutes. Among other things, our failure to implement any disclosures or functionality required by the FTC or state consumer protection statutes in connection with our various brand websites, customer communications or products or services, our failure to obtain the required consent prior to placing calls or sending text messages to mobile phones, or our failure to appropriately comply with "do not call" or "do not contact" requests from individuals, could subject us to adverse regulatory action, litigation, significant fines or other adverse consequences. We also rely on third parties to provide marketing and advertising of our products and services, and we could be liable for, or face reputational harm as a result of, their marketing practices if, for example, they fail to comply with applicable statutory and regulatory requirements. In the EU and in other jurisdictions outside of the United States, we could be the target of similar claims under consumer protection laws, regulation of cloud services, e-commerce and distance selling regulation, advertising regulation, unfair competition rules or similar legislation.
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
If we are found to have breached any consumer protection, e-commerce and distance selling, anti-spam, telemarketing, advertising, unfair competition laws or other laws or regulations in any country, including any laws regulating cloud services, we may be subject to enforcement actions that require us to change our business practices in a manner which may negatively impact us. This could also result in litigation, fines, penalties and adverse publicity that could cause reputational harm and loss of subscriber trust, which could have an adverse effect on our business.
Failure to adequately protect and enforce our intellectual property rights could substantially harm our business and operating results.
In order to protect our intellectual property, proprietary technologies and processes, we rely upon a combination of trademark, patent and trade secret law, as well as confidentiality procedures and contractual restrictions. These afford only limited protection, may not prevent disclosure of confidential information, and may not provide an adequate remedy in the event of misappropriation or unauthorized disclosure. Despite our efforts to protect our intellectual property rights, unauthorized parties, including employees, subscribers and third parties, have made, and in the future may make, unauthorized or infringing use of our brand names, products, services, software and other functionality, in whole or in part, or obtain and use information that we consider proprietary.
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

Current accounting rules provide that goodwill and other intangible assets with indefinite useful lives may not be amortized, but instead must be tested for impairment at least annually. These rules also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Additionally, a reorganization of or change in the number of reporting units could result in the reassignment of goodwill between reporting units and may trigger an impairment assessment. We have substantial goodwill and other intangible assets, and we would be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or intangible assets is determined. Any impairment charges or changes to the estimated amortization periods could have a material adverse effect on our financial results. We recorded charges for impairment of goodwill and other intangible assets during 2016 and 2017, and it is possible we will record additional impairment charges in the future.
Risks Related to Our Substantial Indebtedness
Our substantial level of indebtedness could materially and adversely affect our financial condition.
We now have, and expect to continue to have, significant indebtedness that could result in a material and adverse effect on our business. As of September 30, 2018, we had approximately $1.8 billion of aggregate indebtedness, net of original issue discounts of $22.4 million and deferred financing costs of $33.5 million. Under our first lien term loan facility entered into on June 20, 2018, which refinanced our prior first lien term loan facility, we are required to repay approximately $7.9 million of principal at the end of each quarter and are required to pay accrued interest upon the maturity of each interest accrual period. We estimate that our interest payments on our new first lien term loan facility will be approximately $94.5 million for 2018. The interest accrual periods under our Senior Credit Facilities are typically three months in duration, except for LIBOR-based revolver loans, which are generally one or three months in duration. The actual amounts of our debt servicing payments vary based on the amounts of indebtedness outstanding, whether we borrow on a LIBOR or base rate basis, the applicable interest accrual periods and the applicable interest rates, which vary based on prescribed formulas. We are also required to pay accrued interest on the Notes on a semi-annual basis. We paid approximately $38.1 million of interest on the Notes during the nine months ended September 30, 2018, and we do not expect to make any additional interest payments on the Notes for 2018.
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
A substantial portion of our issued and outstanding common stock can be traded without restriction at any time, and the remaining shares of our issued and outstanding common stock can be sold subject to volume limitations and other requirements applicable to affiliate sales under the federal securities laws. As such, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. In addition, we have registered 38,000,000 shares of common stock that have been issued or reserved for future issuance under our Amended and Restated 2013 Stock Incentive Plan and 14,346,830 shares of common stock that have been issued or reserved for future issuance under our Constant Contact, Inc. Second Amended and Restated 2011 Stock Incentive Plan. Of these shares, as of September 30, 2018, a total of 25,214,408 shares of our common stock are subject to outstanding options, restricted stock units and restricted stock awards, of which 16,437,823 shares are exercisable or have vested. The exercise of these options or the vesting of restricted stock units and shares of restricted stock and the subsequent sale of the common stock underlying such options or upon the vesting of such restricted stock units and restricted stock awards could cause a decline in our stock price. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. We cannot predict the size of future issuances or the effect, if any, that any future issuances may have on the market price for our common stock.
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
As of September 30, 2018, our directors, executive officers and their affiliates beneficially own, in the aggregate, 50.3% of our issued and outstanding common stock. Specifically, investment funds and entities affiliated with Warburg Pincus own, in the aggregate, 36.6% of our issued and outstanding common stock, and investment funds and entities affiliated with Goldman Sachs own, in the aggregate, approximately 10.7% of our issued and outstanding common stock. As a result, these stockholders, if they act together, could have significant influence over the outcome of matters submitted to our stockholders for approval. Our stockholders’ agreement contains agreements among the parties with respect to certain matters, including the election of directors, and certain restrictions on our ability to effect specified corporate transactions. If these stockholders were to act together, they could have significant influence over the management and affairs of our company. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock. In particular, the significant ownership interest of investment funds and entities affiliated with Warburg Pincus and Goldman Sachs in our common stock could adversely affect investors’ perceptions of our corporate governance practices.
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
On July 25, 2018, the Office of Foreign Assets Control, or OFAC, designated Electronics Katrangi Trading, or Katrangi, as a Specially Designated National, or SDN, pursuant to the Weapons of Mass Destruction Proliferators Sanctions Regulations, 31 C.F.R. Part 544.  On July 30, 2018, during a regular compliance scan of our user base, we identified the domain SGP-FRANCE.COM, or the Domain Name, which was listed as a website associated with Katrangi, on one of our platforms. The

Domain Name was managed using one of our platforms by one of our reseller customers.  Accordingly, there was no direct financial transaction between us and the registered owner of the Domain Name and we did not generate any revenue in connection with the Domain Name since it was added to the SDN list on July 25, 2018.  Upon discovering the Domain Name on our platform, we promptly suspended the Domain Name and removed it from our platform.  We reported the Domain Name to OFAC on August 7, 2018.
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

ENDURANCE INTERNATIONAL GROUP HOLDINGS, INC.

Date: November 2, 2018	By:	/s/ Marc Montagner
Marc Montagner
Chief Financial Officer (Principal Financial Officer)