Form 10-K
period 2018-12-31
Endurance International Group Holdings, Inc.
filed 2019-02-21
CIK 1237746

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
 (Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2018
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock as reported on the Nasdaq Global Select Market on June 29, 2018, was $715,515,913.
As of February 19, 2019, there were 143,986,502 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2019 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2018, are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements, other than statements of historical fact, contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The words “anticipate,” “may,” “believe,” “predict,” “potential,” “continue,” “could,” “should,” “contemplate,” “can,” “estimate,” “intend,” “likely,” “would,” “project,” “seek,” “target,” “might,” “plan,” “strategy,” “expect,” and similar expressions or variations are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. This Annual Report on Form 10-K includes, among other things, forward-looking statements regarding our future results, growth and financial position, including, without limitation, statements about:

•	our plans in 2019 to make investments across our business to enhance our product capabilities and user experience, and to simplify and integrate our operations;

•	the anticipated results of such investments;

•	expected decreases in our total subscriber count for 2019 and thereafter, and the factors driving such expected decreases;

•	our planned approach to defending certain legal proceedings;

•	trends in cost of revenue and gross profit;

•	the impact on us of tax reform and new and recent accounting pronouncements; and

•	competition.
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
We are a leading provider of cloud-based platform solutions designed to help small- and medium-sized businesses, or SMBs, succeed online. We serve approximately 4.8 million subscribers globally with a range of products and services that help SMBs get online, get found and grow their businesses. In addition to for-profit businesses, our subscribers include non-profit organizations, community groups, bloggers, and hobbyists. Although we provide our solutions through a number of brands, we are focusing our marketing, engineering and product development efforts on a small number of strategic assets, including our Constant Contact, Bluehost, HostGator, and Domain.com brands.
For financial reporting purposes, we currently report our business results in three reportable segments, as follows:
Web Presence. Our web presence segment consists primarily of our web hosting brands, the largest of which are Bluehost and HostGator. This segment also includes related products such as domain names, website security, website design tools and services, and e-commerce products.
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
You can find more information about our reportable segments in Note 21 of our Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
Our Market, Products and Services
SMBs represent a large and diverse market, both in the United States and internationally. According to the U.S. Small Business Administration, there were approximately 30.2 million small businesses in the United States in 2015. Of these small businesses, approximately 24.3 million were non-employer firms, or companies that do not have paid employees. In addition, a 2010 study by the International Finance Corporation and McKinsey & Company estimates that there are more than 420 million micro, small and medium enterprises (defined as one to 250 employees) worldwide.
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
Domain Registration, Management and Resale. As an accredited domain registrar with approximately 11.9 million domains under management at December 31, 2018, we enable our subscribers to search and purchase available domain names from a wide spectrum of domain registries. We also maintain a portfolio of premium domains that are available for resale.

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
Productivity Solutions. We offer our subscribers email capabilities, including custom mailboxes that reflect a subscriber’s domain name, spam filters, email aliases and forwarding functionality. Our communications tools also allow a subscriber to unify its email inbox with other communications streams, such as social media feeds. We also offer our customers email, collaboration, and file sharing tools.
E-commerce Enablement. As our subscribers grow their businesses and their need for e-commerce tools increases, we offer products that enable secure and encrypted payments, shopping carts, payment processing and related services and mobile payments.
Professional Services. We offer professional services and web design for subscribers who want a professionally created web presence.
SinglePlatform. Our SinglePlatform solution provides local businesses the ability to create and manage digital storefront listings and extend their online reach through one interface. The digital storefront, which may include menus, photos, services, offers and featured products, is distributed online across over 100 online publishers, including numerous websites, social networks, directories, and mobile applications such as Yelp, Google, Facebook, Foursquare, TripAdvisor and others.

Sales & Marketing
Although we operate through numerous brands, we are focusing our marketing expenditures on our strategic brands, which include Constant Contact, Bluehost, HostGator and Domain.com.
For our web presence segment, the majority of our program marketing expense has historically been associated with targeted online search marketing, including for inclusion of our brands in online directories, and with payments to our large network of referral partners, who drive subscribers to us on a paid referral basis. Payments to our referral partners primarily occur after a subscriber signs up on our platform and therefore allow us to readily determine the returns on our marketing spend. We also attract new subscribers through word-of-mouth referrals and through partnerships that help us reach additional subscribers, such as our partnerships with Google and WordPress.
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
Subscriber Support
Our support agents assist our subscribers via phone, email, chat and social media. Our support personnel not only assist subscribers with technical issues, but also focus on understanding the business goals of each subscriber to help identify the right products and services to achieve those goals. Our primary support centers are located in Arizona, Colorado, Massachusetts, Texas, Brazil and India. In addition, we have third-party support arrangements in India, the Philippines and China.
Technology Platform and Infrastructure
Web Presence and Domain Segments
The technology platforms supporting our web presence and domain segments combine open source and proprietary software, and are based on a scalable architecture that allows us to operate with a large number of subscribers per server. In addition, we use subscriber relationship management, billing and subscriber service support systems to on-board, serve and track our subscribers, and to enable them to manage their own service experience. We currently serve most of our web presence and domain subscribers from five U.S.-based data centers, one of which is owned by us and the rest of which are co-located.
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
Subscriber Profile
As of December 31, 2018, we had approximately 4.8 million subscribers, of which approximately 3.6 million were web presence subscribers, 0.7 million were domain segment subscribers and 0.5 million were email marketing segment subscribers. Based on data from a 2015 survey of subscribers of our major web presence brands, we believe a majority of our web presence subscribers are SMBs, most of whom are businesses with five or fewer employees. We estimate that approximately 80% of subscribers of our email marketing segment employ 25 or fewer employees.
The industries in which our subscribers operate are very diverse, including retail, restaurants, professional services, non-profits, merchandising, media, recreation, education, construction, health, beauty and wellness, and arts and entertainment, among others. In addition to for-profit businesses, our subscribers include non-profit organizations, community groups, bloggers, and hobbyists.
Geographical Information
We currently maintain offices and conduct operations primarily in the United States, Brazil, India, and the Netherlands. We also have third-party support arrangements in India, the Philippines and China. For additional information about our geographic areas, please see Note 22 of our Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
Competition
The global cloud-based services market for SMBs is highly competitive and constantly evolving. For our web presence and domain segments, we expect continued competition, both domestically and internationally, from a number of sources, including competitors in the domain, hosting and website builder markets such as GoDaddy, 1 and 1, Wix, Squarespace, Weebly, Web.com, and Wordpress.com, as well as large companies like Amazon, Microsoft and Google, which offer web hosting or website builders, domain registration and other cloud-based services, and Facebook, which offers an Internet marketing platform. For our email marketing segment, we expect continued competition from MailChimp and other SMB-focused lower-cost email marketing vendors, as well as additional competition from providers of marketing automation software and larger companies such as Microsoft. In some instances, we have commercial partnerships with companies with which we also compete.
We believe the principal competitive factors in the cloud-based services market for SMBs include: ease of use and effectiveness; product functionality, performance and reliability; customer service and support; availability of a range of integrated solutions; brand awareness and reputation; affordability; and product scalability. See "Risk Factors" for additional discussion of competition as it pertains to our business.

Seasonality
Our web presence and domain segments have historically experienced moderately increased subscriber billings in the first quarter of our fiscal year as many subscribers start businesses at the beginning of a new year. These segments record a significant portion of these billings as deferred revenue and recognize the deferred revenue throughout the course of the year and beyond based on the term of the applicable subscription. This slight seasonality has a favorable impact on our operating cash flows in the early part of each fiscal year, and an unfavorable impact in the latter part of each fiscal year. We expect that this seasonality will continue.
Intellectual Property and Proprietary Rights
Our intellectual property and proprietary rights are important to our business. We rely on a combination of trademark, patent, copyright and trade secret laws, and confidentiality and other contractual provisions to protect our proprietary technologies, confidential information, brands and other intellectual property.
We use open source technologies pursuant to applicable licenses as the basis for our technology platform. We have also developed, acquired or licensed proprietary technologies for use in our business. As of January 14, 2019, we have seventeen U.S. patents as well as two pending U.S. patent applications and several pending foreign counterpart applications relating to aspects of our technology platform and offerings, including our shared services architecture, predictive analytics methods, virtualization technologies, subscriber migration technologies, web presence improvement technologies, and email composition and editing technologies. We believe the duration of our patents is adequate relative to the expected lives of the technologies they cover.
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
Employees
As of December 31, 2018, we had 3,901 employees, including 2,239 in support and network operations, 704 in sales and marketing, 639 in engineering and development, and 319 in general and administrative. Excluded from our employee figures are approximately 1,540 individuals primarily located in India and the Philippines who are directly employed by third parties and perform a range of services for us, including email- and chat-based customer and technical support, billing support, network monitoring and engineering and development services. Most of our employees are based in the United States. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We have never experienced a strike or similar work stoppage, and we consider our relations with our employees to be good.
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

Our total subscriber base decreased during the year ended December 31, 2018, and we expect that it will continue to decrease for the near term. Key factors contributing to the decrease in our subscriber base are discussed in Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations. If we are not successful in addressing these factors or the other factors listed above, we may not be able to return to or maintain positive subscriber growth in the future, which could have a material adverse effect on our business and financial results.
We must keep up with rapid and ongoing technological change, marketing trends and shifts in consumer demand to remain competitive in a rapidly evolving industry.
The cloud-based technology and online marketing tool industries are characterized by rapid and ongoing technological change, frequent new product and service introductions and new market entrants, and evolving industry standards. The manner in which we market to our subscribers and potential subscribers must keep pace with technological change, legal requirements, market trends, and shifts in how our solutions are found, purchased and used by subscribers. For example, application marketplaces, mobile platforms, advertising and marketing efforts by competitors, and a broader range of SMB-focused offerings by our competitors and other providers of online solutions are changing the way consumers find, purchase and use our solutions. Our future success will depend on our ability to adapt to rapidly changing technologies, to adapt our solutions and marketing practices to evolving industry standards and to anticipate subscriber needs and preferences. If we are not able to offer compelling and innovative solutions, take advantage of new technology, make our products effective for access and use on mobile devices, adapt our marketing practices or anticipate changing trends, we may be unable to continue to attract new subscribers or sell additional solutions to our existing subscribers. In addition, if existing technologies or systems, such as the domain name system which directs traffic on the Internet, become obsolete, or if we fail to anticipate and manage technologies that prevent or harm our offerings, such as technology intended to block email marketing, our revenue and operating results may be adversely affected.

We face significant competition for our solutions in the SMB market, which we expect will continue to intensify. As a result of such competitive pressures, we may not be able to maintain or improve our competitive position or market share.
The SMB market for cloud-based technologies and online marketing tools is highly competitive and constantly evolving. Some of our competitors have greater marketing, engineering, product development and other resources, more brand recognition and consumer awareness, more diversified, more comprehensive or better integrated product offerings, greater international scope or larger subscriber bases than we do, or may partner with large Internet companies that can offer these resources. As a result, we may not be able to compete successfully against them. Our competitive position may also be challenged by new market entrants (both new companies and established companies expanding their product offerings or target customers), since there are relatively few barriers to entry in our market.
We have faced and expect to continue to face competition in our web presence and domain segments, both domestically and internationally, from competitors in the domain, hosting and website builder markets such as GoDaddy, 1 and 1, Wix, Squarespace, Weebly, Web.com and Wordpress.com, as well as from large companies like Amazon, Microsoft and Google, which offer web hosting or website builders, domain registration and other cloud-based services, and Facebook, which offers an Internet marketing platform. For our email marketing segment, we expect continued competition from MailChimp and other SMB-focused lower-cost email marketing vendors, as well as additional competition from providers of marketing automation software and larger companies such as Microsoft.
Across all of our reportable segments, many of our competitors are expanding their offerings into adjacent products and services (including, for example, digital advertising services and live chat) in order to provide a more comprehensive set of business solutions for SMBs. In addition, marketing automation and other online services companies that have not competed with us in the past are expanding into our market by providing website builder and email marketing tools, and by enhancing offerings tailored for SMBs. As a result of these changes, SMBs now have a broader range of “entry points” for establishing an online presence, and may choose to do so through an e-commerce or payments provider that provides hosting or email marketing as part of a “bundled” solution, rather than starting with a domain name or hosting account.
In addition, our competitors have and may continue to offer price discounts or alternative pricing models for the products and services they offer, such as "freemium" pricing in which a basic offering is provided for free with advanced features provided for a fee. Some of our competitors have used the freemium model successfully to drive both free and paid subscriber growth. Although we do have freemium offerings, they are not extensive, which could put us at a disadvantage relative to these competitors with respect to subscriber growth. In addition, we sometimes need to match our competitors' discounts or the commissions they pay to referral sources in order for our products to remain competitive, which could reduce our margins.
Our business and operations have become increasingly complex over the past several years due to acquisitions and organizational change, which has and may continue to result in operational and other challenges.
As a result of acquisitions and internal growth, we increased our revenue from $629.8 million in the year ended December 31, 2014 to $1.1 billion in the year ended December 31, 2018. During this time period, we completed numerous acquisitions, including the acquisition of the Directi web presence business in January 2014, which significantly expanded our international operations, and the acquisition of Constant Contact in February 2016.
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
In particular, differences across our multiple billing systems have at times made it challenging for us to accurately and consistently determine certain enterprise-wide operational metrics, such as total subscribers. Total subscribers and other operational metrics, which we voluntarily disclose, historically have not been subject to the same level of reporting controls as our financial statements and other financial information we are required to disclose. Also, we have identified in the past, and may in the future identify, errors or bugs in the systems we use to generate operational metrics. We work on an ongoing basis to improve our controls and processes for total subscribers and other operational metrics, but errors with respect to these metrics could still occur. In addition, as a public company, we are required by the Sarbanes-Oxley Act of 2002 to maintain, evaluate, test and document internal controls over financial reporting, and our multiple brands and systems make this process more complicated and costly than it would be otherwise. Any errors, delays, inconsistencies in data reporting, or similar challenges could negatively impact our business decisions, impede our ability to produce accurate financial statements on a timely basis, or otherwise lead to inaccurate disclosure, which could harm our operating results, our ability to operate our business and our investors’ view of us.

In 2018, we made significant investments to improve our customer experience and better integrate our business, and expect to continue these investments in 2019. Although we believe that these investments will position us for growth in the future, we will recognize most of the costs associated with these investments earlier than most of the anticipated benefits, and the return on these investments may be lower or may develop more slowly than we expect. If we do not achieve the benefits anticipated from these investments, if the achievement of these benefits is delayed, if we are otherwise not successful in simplifying our business or in managing our complexity effectively, our operating results may be negatively affected.
Our growth will be adversely affected if we cannot continue to successfully retain, hire, train and manage our key employees.
Our ability to successfully pursue our growth strategy will depend on our ability to attract, retain and motivate key employees across our business, particularly engineering and development employees and our senior executive team. High demand from other technology companies for skilled engineering and technical employees has made and may continue to make it challenging to retain key employees or hire replacements if they leave. In addition, candidates making employment decisions, particularly in high-technology industries, often consider the value of any equity they may receive from prospective employers. As a result, any significant volatility in the market price of our common stock, or concerns by potential employees about the performance of our stock, may also contribute to these challenges.
We are also limited in our ability to recruit global talent for our U.S. offices by U.S. immigration laws, and changes in U.S. immigration policies under the current presidential administration may further limit our ability to recruit globally.
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
We must be able to maintain and operate our applications and systems without interruption. Since our ability to retain and attract subscribers depends on the performance, reliability and availability of our services, as well as on the delivery of our products and services to subscribers, even minor interruptions in our service or losses of data could harm our reputation, particularly if they frequently reoccur. Our applications, network, systems, equipment, power supplies, customer support centers and data centers are subject to various points of failure, including: human error or accidents; improper maintenance and change control; Internet connectivity downtime or disruptions in connectivity between and among systems; computer viruses; physical or electronic security breaches; inadequate systems monitoring; intentional bad acts such as sabotage, vandalism or terrorism; and natural disasters.
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
Our systems supporting our web presence and domain segments are not fully redundant. We are in the process of building out additional redundancies, but we have not yet implemented a complete and tested disaster recovery plan or a business continuity plan. Although the redundancies we do have in place will permit us to respond, at least to some degree, to failures of applications and systems, our data centers are vulnerable in the event of failure. Most of our web presence subscribers, and a significant portion of our domain subscribers, are hosted across five U.S.-based data centers, one of which is owned by us and the rest of which are co-located, and accordingly, any failure or downtime in these data center facilities would affect a significant percentage of our subscribers. While we have a disaster recovery system that covers most of our email marketing subscribers, it is nonetheless likely to be difficult and time-consuming to recover data and services in the event of a significant outage. We do not yet have adequate structures or systems in place to recover from a data center’s severe impairment or total destruction, and recovery from the total destruction or severe impairment of any of our major data centers would be extremely difficult and may not be possible at all. Closing any of these data centers without adequate notice could result in lengthy, if not permanent, interruptions in the availability of our solutions and loss of vast amounts of subscriber data.
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
We believe that our future revenue growth depends on our ability to provide subscribers with quality service that meets our stated commitments, meets or exceeds our subscribers’ evolving needs and expectations and is conducive to our ability to continue to sell new solutions to existing subscribers. We are not always able to provide our subscribers with this level of service, and our subscribers occasionally encounter interruptions in service and other challenges, including as a result of outages, errors or bugs in our software or third-party software, human error, or migrations of subscribers as part of internal platform consolidation efforts. If we are unable to achieve or maintain a high level of subscriber satisfaction, we could experience higher subscriber churn, lower than expected renewal rates, disputes and litigation, or negative publicity, any of which could have a negative effect on our business, financial condition and operating results.
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
We collect, handle, store and transmit large amounts of sensitive, confidential, personal and proprietary information, including payment card information and information we receive from or maintain on behalf of our subscribers. Unauthorized access to, use of, or loss of this type of information and any compromise of our systems may cause damage to our platforms, service interruptions to our subscribers, loss of subscriber websites and data, or harm to our reputation and may result in increased security costs, distraction of our management team, litigation, regulatory investigations or other liabilities. These type of incidents can result from numerous sources, including: physical or electronic security breaches; viruses, ransomware or other malware; hardware vulnerabilities such as Meltdown and Spectre; accident or human error by our own personnel or those of our partners; criminal activity or malfeasance (including by our own personnel); fraud or impersonation scams perpetrated against us; or security events impacting our third-party service providers. We have experienced security events such as these in the past and expect they will continue in the future. To date, we do not believe that any of these events has had a material effect on us, but we may experience larger and more serious incidents in the future.
In addition, many states and countries in which we have subscribers have enacted regulations requiring us to notify governmental authorities, regulators and subscribers in the event that certain subscriber information is accessed or acquired, or believed to have been accessed or acquired, without authorization, and in some cases also develop proscriptive policies to protect against such unauthorized access or acquisition. Such notifications can result in private causes of action being filed against us, or government investigations into the adequacy of security controls or handling of any security event. Should we experience a loss of protected data, efforts to respond to the incident and enhance our controls, as well as potential penalties imposed by regulators, could increase our costs.
Organizations generally, and Internet-based organizations in particular, remain vulnerable to targeted attacks aimed at exploiting network and system applications or weaknesses. Techniques used to obtain unauthorized access to, or to sabotage, networks and systems often are not recognized until launched against a target. Cyber criminals are increasingly using powerful new tactics including evasive applications, proxies, tunneling, encryption techniques, vulnerability exploits, buffer overflows, distributed denial of service attacks, or DDoS attacks, botnets and port scans. For example, from time to time we are targeted by DDoS attacks in which attackers attempt to block access to our websites or our subscribers' websites, as well as attempts to place illegal or abusive content on our or our subscribers' websites. If we are unable to avert a DDoS or other attack for any significant period, we could sustain substantial revenue loss from lost sales and subscriber dissatisfaction.
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
If an actual or perceived security breach occurs, the market’s perception of our security measures could be harmed and we could lose sales and current and potential subscribers. In addition, in the past, security specialists or "white hat" hackers have found and publicized security vulnerabilities in our platforms, and this may occur again in the future. This type of publicity could harm our reputation, even if we correct the vulnerabilities before they have actually been exploited. We might also be required to expend significant capital and resources to investigate, protect against or address breaches and remediate vulnerabilities. Any significant violations of data security could result in the loss of business, litigation and regulatory investigations and penalties that could damage our reputation and adversely affect our operating results and financial condition. Furthermore, if a high profile security breach occurs with respect to another provider of cloud-based technologies or online marketing tools, our subscribers and potential subscribers may lose trust in the security of these business models generally, which could harm our ability to retain existing subscribers or attract new ones. We cannot guarantee that any backup systems, regular data backups, security protocols, network protection mechanisms and other procedures currently in place, or that may be in place in the future, will be adequate to prevent network and service interruption, system failure, damage to one or more of our systems or data loss in the event of a security breach or attack on our network.
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
A majority of our revenue is processed through credit card transactions. Under current credit card industry practices, we are liable for fraudulent and disputed credit card transactions because we do not obtain the cardholder’s signature at the time of the transaction, even though the financial institution issuing the credit card may have authorized the transaction. Although we attempt to keep our rate of credit card refunds and chargebacks low, our credit card processors have in the past and could in the future impose fines on us as a result of increased refunds and chargebacks. In addition, if our refunds or chargebacks increase in the future, our credit card processors could require us to maintain or increase reserves, increase our processing fees, terminate their contracts with us or decline to serve as credit card processors for new joint ventures or brands, which would have an adverse effect on our financial condition.
We could also incur significant fines or lose our ability to process payments using credit cards if we fail to follow payment card industry data security standards, or PCI DSS, even if there is no compromise of subscriber information. During the course of compliance reviews during 2016, we discovered control gaps in our current adherence to the PCI DSS 3.2 standard. Although we have remediated many of these gaps and are in the process of remediating others, if we are unable to complete the remediation process in a timely manner, we may incur financial penalties, our payment networks may increase the processing fees they charge to us, or we may lose our ability to process credit cards, any of which could have a material adverse effect on our financial results. In addition, we may have difficulty negotiating competitive rates with payment networks for as long as control gaps remain.
From time to time, fraudulent transactions conducted on our websites (such as through the use of stolen credit card numbers) have been above levels consistent with credit card association guidelines. This has sometimes resulted, and may in the future result, in third-party audit requirements and additional expense to change our processes to reduce fraud. It could also subject us to liability or require us to increase reserves with our credit card processors. Under credit card association rules, penalties may be imposed at the discretion of the association. Any such potential penalties would be imposed on our credit card processors by the credit card association. Under our contracts with our credit card processors, we are required to reimburse the credit card processors for such penalties. Although we believe that our current level of fraud monitoring is adequate, we face the risk that we may fail to maintain an adequate level of fraud monitoring in the future, or that one or more credit card associations may, at any time, assess penalties against us or terminate our ability to accept credit card payments from subscribers, which would have a material adverse effect on our business, financial condition and operating results.
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

•
changes in our effective tax rate, our misinterpretation of domestic and international tax laws and regulations, or adverse outcomes from regulatory examinations of our income tax and other tax returns;

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
We market our solutions through various brands, including our key brands Bluehost, HostGator, Domain.com, and Constant Contact, among others.
We believe that establishing and maintaining our key brands is critical to our efforts to expand our subscriber base. If we do not build awareness of our key brands, we could be at a competitive disadvantage to companies whose brands are, or become, more recognizable than ours. For instance, we believe that our business has been, and may continue to be, affected by the increasing tendency of consumers to search for web presence and online marketing solutions using brand related search terms as opposed to unbranded search terms such as hosting, website builders or email marketing. We believe this trend has benefited competitors who have invested more heavily than we have in building brand awareness, and who have used a broader array of marketing channels to do so, in contrast to our historical focus on marketing through online advertising, online directories and referral partners.
To attract and retain subscribers and to promote and maintain our brands in response to competitive pressures, we may have to substantially increase our financial commitment to creating and maintaining brand loyalty among subscribers. Improving our brand awareness may be challenging because we have multiple key brands rather than a single flagship brand, and because a number of our competitors have invested heavily in their brands in the past and may be able to devote more resources than we can to brand awareness going forward.
In addition, if subscribers, as well as our third-party referral marketing, distribution and reseller partners, do not perceive our existing solutions to be reliable and of high quality, if we introduce new services or enter into new business ventures that are not favorably received by such parties, or if our brands become associated with any fraudulent or deceptive conduct on the part of our subscribers, the value of our brands could be diminished, thereby decreasing the attractiveness of our solutions to such parties. As a result, our operating results may be adversely affected by decreased brand recognition and harm to our reputation.
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
Our ability to offer domain name services to our subscribers depends on certain third-party relationships. For example, certain of our subsidiaries are accredited by ICANN and various domain name registries as a domain name registrar. If we fail to comply with domain name registry requirements, or if domain name registry requirements change, we could lose our accreditation, be required to increase our expenditures, comply with additional requirements or alter our service offerings, any of which could have a material adverse effect on our business, financial condition or results of operations.
We also have relationships with product partners whose solutions, including shopping carts and security tools, we integrate with our products and offer to our subscribers. Particularly in our email marketing segment, we rely on some of our partners to create integrations with third-party applications and platforms used by our subscribers. We may be unable to continue our relationship with any of these partners if, for example, they decline to continue to work with us or are acquired by third parties. In such an event, we may not be able to continue to offer these third-party tools to our subscribers or we may be forced to find an alternative that may be inferior to the solution that we had previously offered, which could harm our business and our operating results.
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
We currently maintain offices and workforces, and conduct operations, primarily in the United States, Brazil, India and the Netherlands and have third-party support arrangements in India, the Philippines and China. We also have localized versions of our Bluehost and HostGator sites targeted to customers in several other countries. Conducting operations in international markets or establishing international locations subjects us to challenges that we have not generally faced in the United States, including:

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

•
potentially adverse tax consequences, including the complexities of foreign value added tax (or sales, service, use or other tax) systems, and our failure to comply with all relevant foreign tax rules and regulations due to our lack of familiarity with the jurisdiction’s tax laws or unexpected or aggressive tax positions taken by foreign tax authorities;

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
Acquisitions have historically been an important component of our growth strategy. In February 2016, we acquired Constant Contact, and in the past we have acquired the businesses and assets of numerous other companies. We have also made strategic investments in and entered into joint ventures with third parties, typically with small companies focused on developing or marketing products that may complement our own. We may complete transactions of this type in the future. These transactions involve numerous risks, including the following:

•	difficulties or delays in integrating the acquired businesses, which could prevent us from realizing the anticipated benefits of acquisitions;

•	reliance on third parties for transition services prior to subscriber migration;

•	difficulties in supporting and migrating acquired subscribers, if any, to our platforms, which could cause subscriber churn, unanticipated costs and damage to our reputation;

•	disruption of our ongoing business and diversion of management and other resources from existing operations;

•	the incurrence of additional debt or the issuance of equity securities, resulting in dilution to existing stockholders, in order to fund an acquisition;

•	assumption of debt or other actual or contingent liabilities of the acquired company, including litigation risk;

•	differences in corporate culture, compliance protocols, and risk management practices between us and acquired companies;

•	potential loss of the key employees of an acquired business;

•	potential loss of the subscribers or partners of an acquired business due to the actual or perceived impact of the acquisition;

•	difficulties associated with governance, management and control matters in majority or minority investments or joint ventures;

•	unforeseen or undisclosed liabilities or challenges associated with the companies, businesses or technologies we acquire;

•	adverse tax consequences, including exposure of our entire business to taxation in additional jurisdictions; and

•	accounting effects, including potential impairment charges and requirements that we record deferred revenue at fair value.
Any of these risks could result in our acquisitions disrupting our business and/or failing to achieve their intended objectives.
We have a history of losses and may not be able to achieve or maintain profitability.
We had a net loss in each year since inception through 2017. Although we reported net income for fiscal year 2018, we do not know whether we will be able to maintain profitability on a continued basis, and we may incur losses in the future. We had a net loss attributable to Endurance International Group Holdings, Inc. of $72.8 million for fiscal year 2016 and $107.3 million for fiscal year 2017, and net income of $4.5 million for fiscal year 2018. In connection with our acquisitions, we have recorded long-lived assets at fair value. We record amortization expense in each reporting period related to the long-lived assets, which impacts the amount of net loss or income we record in each reporting period.
We have made and expect to continue to make significant expenditures to maintain, develop and expand our business, and we may not be able to maintain profitability in light of our expenditure levels. As further discussed in Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, our total subscriber base decreased during the year ended December 31, 2018, and revenue in our web presence and domain segments declined for the year ended December 31, 2018. If we are not successful in addressing the factors that have contributed to these developments, we may not be able to either increase subscriber and revenue growth or maintain current subscriber and revenue levels, which could result in a material adverse effect on our business and financial results. We may incur significant losses in the future for these or a number of other reasons, including interest expense related to our substantial indebtedness and the other risks described in this report.
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
Complex technology platforms, software applications and systems such as ours often contain errors or defects, such as errors in computer code, vulnerabilities or other systems errors, particularly when first introduced or when new versions, enhancements or updates are released. Because we also rely on third parties to develop many of our solutions, our products and services may contain additional errors or defects as a result of the integration of the third party’s product. Despite quality assurance measures, internal testing and beta testing by our subscribers, we cannot guarantee that our current and future solutions will be free of serious defects, which could result in lost revenue or a delay in market acceptance. Such errors in computer code, vulnerabilities or other system errors have in the past and may in the future result in performance issues, loss of data, loss or fraudulent transfers of customer domain names, data breaches, malware outbreaks, DDoS attacks staged by using our resources, and other issues. To date, we do not believe that any of these errors has had a material effect on us, but we may experience larger and more serious incidents in the future.
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
We recognize revenue from our subscribers ratably over the respective terms of their agreements with us in accordance with U.S. generally accepted accounting principles. These contracts are generally for service periods of up to 36 months. Accordingly, increases in sales during a particular period do not translate into corresponding increases in revenue during that same period, and a substantial portion of the revenue that we recognize during a quarter is derived from deferred revenue from our agreements with subscribers that we entered into during previous quarters. As a result, we may not generate net earnings despite substantial sales activity during a particular period. Conversely, the existence of substantial deferred revenue may prevent deteriorating sales activity from becoming immediately apparent in our reported operating results.
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
The U.S. federal and various state and foreign governments have adopted or proposed guidelines or rules for the collection, distribution, use and storage of information collected from or about consumers or their devices. The U.S. Federal Trade Commission, or FTC, and various U.S. state and local governments and agencies regularly use their authority under laws prohibiting unfair or deceptive marketing and trade practices to investigate and penalize companies for practices related to the collection, use, handling, disclosure, dissemination and security of personal data of U.S. consumers. California adopted significant new consumer privacy laws in June 2018 that will be effective beginning in January 2020. Several foreign countries and governmental bodies, including the countries of the European Union, or EU, Canada, and Brazil, have adopted laws and regulations dealing with the collection, export and use of personal data obtained from their residents, which are often more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, export, disclosure and security of personal information that identifies or may be used to identify an individual, such as names, contact information, and, in some jurisdictions, certain unique identifiers. These laws and regulations are subject to frequent revisions and differing interpretations, and have generally become more stringent over time. Furthermore, additional countries and other jurisdictions, including India, are considering the adoption of similar laws and regulations.
On May 25, 2018, the EU-wide General Data Protection Regulation, or GDPR, took effect, replacing the data protection laws of each EU member state. The GDPR implemented more stringent operational requirements for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, increased requirements to erase an individual’s information upon request and comply with other requests from individuals, mandatory data breach notification requirements, restrictions on automated decision-making and profiling, and higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. The GDPR also significantly increased penalties for non-compliance, including where we act as a service provider (e.g., data processor). If our privacy or data security measures fail to comply with applicable current or future laws and regulations, including if we fail to fully notify subscribers and prospective subscribers of our data processing activities and obtain their consent where needed, we may be subject to litigation, regulatory investigations, or enforcement actions (including enforcement notices requiring us to change the way we use personal data or our marketing practices, fines, or other liabilities), as well as negative publicity and a potential loss of business and revenue. Under the GDPR, fines of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, may be imposed.
We also face uncertainty about whether our obligations as a registrar accredited by ICANN will comply with the requirements of the GDPR, since ICANN governs and determines the obligations required for the accreditation of registrars. In particular, if domain name registries elect to or are required by the GDPR to make domain name ownership information private, this could reduce the revenue we receive from selling domain name privacy services to our subscribers.
The GDPR has also imposed more stringent consent requirements related to cookies and similar technologies. This feature of the GDPR, as well as similar future data privacy laws or regulations, or modifications to existing laws or regulations, could impair our ability to collect, transfer and/or use subscriber information that we use to provide targeted advertising to our subscribers or to assist our subscribers in marketing to their own customers. This could negatively affect our ability to maintain and grow our subscriber base and increase revenue. Future restrictions on the collection, use, transfer, sharing or disclosure of our subscribers’ data or additional requirements for obtaining the consent of subscribers for the use and disclosure of such information could require us to modify our solutions and features, possibly in a material manner, and could limit our ability to develop new services and features. For example, further regulation of cookies, web beacons and similar technology for online behavioral advertising, such as the consent requirements under the GDPR, may lead to broader restrictions on our activities, including our collection and use of online usage information in order to attract and retain customers. Such regulation may also increase the potential for civil liability under consumer protection laws. In addition, providers of major browsers have and may continue to include features that allow users to limit the collection of certain data about their Internet usage, which could also inhibit our ability to track and analyze user data.
We rely on third parties to carry out a number of services for us, including processing personal data on our behalf, and while we enter into contractual arrangements to help ensure that they only process such data according to our instructions and have sufficient security measures in place, any security breach or non-compliance with our contractual terms or breach of applicable law by such third parties could result in governmental enforcement actions, litigation, fines and penalties or adverse publicity and could cause our subscribers to lose trust in us, which could have an adverse impact on our reputation and business. In particular, under certain circumstances, we may be considered liable for non-compliance by our third-party partners with the GDPR or other privacy laws and regulations.

In addition, we collect personally identifiable data from our employees as part of our standard human resources procedures. This type of information is also subject to various laws and regulations in the jurisdictions where we operate, including evolving EU laws on data export, and it is possible that we or our third party contractors may not comply with applicable requirements, which could result in liability for us.
New laws, regulations or standards or new interpretations of existing laws, regulations or standards, including but not limited to those in the areas of data security, data privacy, data export, consumer protection and regulation of email providers, could require us to incur additional costs and restrict our business operations.
Failure by us to comply with applicable laws or regulations may result in regulatory investigations, governmental enforcement actions, litigation (including potential class action litigation), fines and penalties or adverse publicity, which could have an adverse effect on our reputation and business.
We are subject to consumer protection laws that regulate our marketing practices and prohibit unfair or deceptive acts or practices. Our actual or perceived failure to comply with such obligations could harm our business, and changes in such regulations or laws could require us to modify our products, marketing or advertising efforts.
In connection with the marketing, telemarketing or advertisement of our products and services by us or our affiliates or referral partners, we could be the target of claims relating to false, misleading, deceptive or otherwise noncompliant advertising or marketing practices, including under the auspices of the FTC, the Telephone Consumer Protection Act, the Telemarketing Sales Rule, the Americans with Disabilities Act ("ADA") and state consumer protection statutes. Among other things, our failure to implement any disclosures or functionality required by the FTC, the ADA or state consumer protection statutes in connection with our various brand websites, customer communications or products or services, our failure to obtain the required consent prior to placing calls or sending text messages to mobile phones, or our failure to appropriately comply with "do not call" or "do not contact" requests from individuals, could subject us to adverse regulatory action, litigation, significant fines or other adverse consequences. We also rely on third parties to provide marketing and advertising of our products and services, and we could be liable for, or face reputational harm as a result of, their marketing practices if, for example, they fail to comply with applicable statutory and regulatory requirements. In the EU and in other jurisdictions outside of the United States, we could be the target of similar claims under consumer protection laws, regulation of cloud services, e-commerce and distance selling regulation, advertising regulation, unfair competition rules or similar legislation.
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
The U.S. Controlling the Assault of Non Solicited Pornography and Marketing Act of 2003, or CAN-SPAM Act, establishes certain requirements for commercial email messages and specifies penalties for the transmission of commercial email messages that are intended to deceive the recipient as to source or content. The CAN-SPAM Act, among other things, obligates the sender of commercial emails to provide recipients with the ability to opt out of receiving future emails from the sender, and carries significant penalties for violations. In addition, some states and countries have passed laws regulating commercial email practices that are significantly more punitive and difficult to comply with than the CAN-SPAM Act, such as Canada’s Anti-Spam Legislation, or CASL, and the GDPR, and the EU is considering a regulation that would extend strict opt-in online marketing rules and significantly increase penalties for violations. The ability of our subscribers’ customers to opt out of receiving commercial emails, or "opt-in" rules that require them to affirmatively elect to receive commercial emails, may reduce the effectiveness of our products and marketing efforts, particularly Constant Contact’s email marketing solution.
If we are found to have breached any consumer protection, e-commerce and distance selling, anti-spam, telemarketing, advertising, unfair competition laws, laws pertaining to access to our services by individuals with disabilities, or other laws or regulations in any country, including any laws regulating cloud services, we may be subject to enforcement actions that require us to change our marketing and business practices in a manner which may negatively impact us. This could also result in litigation, fines, penalties and adverse publicity that could cause reputational harm and loss of subscriber trust, which could have an adverse effect on our business.
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
There is significant litigation in the United States and abroad involving patents and other intellectual property rights. Companies providing Internet-based products and services are increasingly bringing and becoming subject to suits alleging infringement of proprietary rights, particularly patent rights. The risk of patent litigation has been amplified by the increase in certain third parties, so-called “non-practicing entities,” whose sole business is to assert patent claims and against which our own intellectual property portfolio may provide little deterrent value.
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

•
The Communications Decency Act of 1996, or CDA, generally protects interactive computer service providers such as us, from liability for certain online activities of their customers, such as the publication of defamatory or other objectionable content. As an interactive computer services provider, we do not monitor hosted websites or prescreen the content placed by our subscribers on their sites. Accordingly, under the CDA, we are generally not responsible for the subscriber-created content hosted on our servers. However, the CDA does not apply in foreign jurisdictions, and new or proposed legislation now or in the future, such as the Allow States and Victims to Fight Online Sex Trafficking Act of 2017, or FOSTA, may reduce the immunity provided to us by the CDA. This could require us to develop or purchase tools that automatically screen for certain types of customer content, which would likely be expensive and time-consuming, and may not prove to be effective. Further, despite the CDA, we may nonetheless be brought into disputes between our subscribers and third parties which would require us to devote management time and resources to resolve such matters. We could also be the target of negative publicity about these types of disputes or about our hosting of websites or facilitating of email messages containing objectionable content (including, for example, alleged terrorist or racist content), particularly since there is increasing pressure on companies providing social media platforms and other technology companies to screen for and remove these types of content. Such publicity could also have an adverse effect on our reputation and therefore our business.

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
As a provider of cloud-based solutions, including as a registrar of domain names and related services, we have faced and may continue to face liability or costs related to ownership or control of subscriber accounts, websites, domain names or email contact lists, or in connection with domain names we own, including the following:

•	Our failure to renew a subscriber’s domain name or for our role in the wrongful transfer of control or ownership of accounts, websites or domain names;

•	Other forms of account, website or domain name “hijacking,” including misappropriation by third parties of subscriber accounts, websites or domain names;

•	Trademark infringement if one or more domain names in our domain name portfolios that we own and provide for resale is alleged to violate another party’s trademark;

•	Infringement of third party trademarks or copyrights if advertisements displayed on websites associated with domains registered by us contain allegedly infringing content placed by third parties; and

•
Providing the identity and contact details of a domain name registrant who has purchased our domain privacy service, including in connection with the implementation of the GDPR compliance measures, even though our terms of service reserve the right to provide the underlying WHOIS information and/or to cancel privacy services on domain names in certain circumstances.

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
Our business activities are subject to various restrictions under U.S. export controls and trade and economic sanctions laws, including the U.S. Commerce Department’s Export Administration Regulations and economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control, or OFAC, which prohibit certain transactions with U.S. embargoed or sanctioned countries, governments, persons and entities. These laws and regulations, and the targets of U.S. sanctions, are subject to change, including without advance notice.
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
The global nature of our business requires us (including our employees, affiliates and business partners or agents acting on our behalf) to comply with laws and regulations that prohibit bribery and corruption anywhere in the world. The U.S. Foreign Corrupt Practices Act, or the FCPA, the U.K. Bribery Act 2010, or the Bribery Act, and similar anti-bribery laws in India, Brazil or other jurisdictions where we do business generally prohibit companies and their intermediaries from making improper payments to government officials and other persons for the purpose of obtaining or retaining business or an improper business advantage. In addition, the FCPA requires public companies to maintain records that accurately and fairly represent their transactions and have an adequate system of internal accounting controls. We currently operate in areas of the world that have a reputation for heightened risks of corruption and, in certain circumstances, compliance with anti-bribery laws may conflict with local customs and practices. In addition, changes in laws could result in increased regulatory requirements and compliance costs which could adversely affect our business, financial condition and results of operations. We cannot assure that our employees, business partners or other agents will not engage in prohibited conduct and expose us to the risk of liability under the FCPA, the Bribery Act, or other anti-bribery laws. If we are found to be in violation of the FCPA, the Bribery Act or other anti-bribery laws, we could suffer criminal and civil penalties, other sanctions, and reputational damage, which could have a material adverse effect on our business.
Impairment of goodwill and other intangible assets would result in a decrease in earnings.
Current accounting rules provide that goodwill and other intangible assets with indefinite useful lives may not be amortized, but instead must be tested for impairment at least annually. These rules also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Additionally, a reorganization of or change in the number of reporting units could result in the reassignment of goodwill between reporting units and may trigger an impairment assessment. We have substantial goodwill and other intangible assets, and we would be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or intangible assets is determined. Any impairment charges or changes to the estimated amortization periods could have a material adverse effect on our financial results. We recorded charges for impairment of goodwill and other intangible assets during 2016 and 2017, and it is possible we will record additional impairment charges in the future, particularly with respect to the non-strategic brands discussed in Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.
Risks Related to Our Substantial Indebtedness
Our substantial level of indebtedness could materially and adversely affect our financial condition.
We now have, and expect to continue to have, significant indebtedness that could result in a material and adverse effect on our business. As of December 31, 2018, we had approximately $1.9 billion of aggregate indebtedness, net of original issue discounts of $21.3 million and deferred financing costs of $32.0 million. Under our first lien term loan facility entered into on June 20, 2018, which refinanced our prior first lien term loan facility, we are required to repay approximately $7.9 million of principal at the end of each quarter and are required to pay accrued interest upon the maturity of each interest accrual period. We estimate that our interest payments on our new first lien term loan facility will be approximately $99.2 million for 2019. The interest accrual periods under our Senior Credit Facilities are typically three months in duration, except for LIBOR-based revolver loans, which are generally one or three months in duration. The actual amounts of our debt servicing payments vary based on the amounts of indebtedness outstanding, whether we borrow on a LIBOR or base rate basis, the applicable interest accrual periods and the applicable interest rates, which vary based on prescribed formulas. We are also required to pay accrued interest on the Notes on a semi-annual basis. We paid approximately $38.1 million of interest on the Notes during the year ended December 31, 2018.
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
The elimination of LIBOR could adversely affect our business, results of operations or financial condition.
In July 2017, the head of the United Kingdom Financial Conduct Authority announced plans to phase out the use of LIBOR by the end of 2021. Although the impact is uncertain at this time, the elimination of LIBOR could have an adverse impact on our business, results of operations, or financial condition. We may incur significant expenses to amend our LIBOR-indexed loans, derivatives, and other applicable financial or contractual obligations, including our Senior Credit Facilities and interest rate caps, to a new reference rate, which may differ significantly from LIBOR. Accordingly, the use of an alternative rate could result in increased costs, including increased interest expense on our Senior Credit Facilities, and increased borrowing and hedging costs in the future. Additionally, the elimination of LIBOR may adversely impact the value of and the expected return on our existing derivatives. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and we are unable to predict the effect of any such alternatives on our business, results of operations or financial condition.
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
Upon the occurrence of specific kinds of change of control events, EIG Investors will be required under the indenture governing the Notes to offer to repurchase all outstanding Notes at 101% of their principal amount plus accrued and unpaid interest, if any, unless the Notes have been previously called for redemption. The source of funds for any such purchase of the Notes will be EIG Investors’ available cash or cash generated from its subsidiaries’ operations or other sources, including borrowings, sales of assets or sales of equity. EIG Investors may not be able to repurchase the Notes upon a change of control because it may not have sufficient financial resources to purchase all of the Notes that are tendered upon a change of control. Further, the terms of our Senior Credit Facilities and any of EIG Investors' future debt agreements may restrict EIG Investors from repurchasing all of the Notes tendered by holders upon a change of control. Accordingly, EIG Investors may not be able to satisfy its obligations to purchase the Notes unless it is able to refinance or obtain waivers under our Senior Credit Facilities. EIG Investors’ failure to repurchase the Notes upon a change of control would cause an event of default under the indenture governing the Notes and a cross-default under our Senior Credit Facilities. Our Senior Credit Facilities also provide that a change of control is an event of default that permits lenders to accelerate the maturity of borrowings thereunder. Any of EIG Investors’ future debt agreements may contain similar provisions.
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
Securities class action litigation is sometimes brought against companies that experience periods of volatility in the market price of their securities. In May 2015, a class action securities lawsuit was filed against us, and in August 2015, a separate class action securities lawsuit was filed against Constant Contact; we have reached agreements to settle both lawsuits, which are each subject to court approval as further described in Item 3 - Legal Proceedings. In the future, we may be the target of additional securities litigation related to volatility in our stock, which could result in substantial costs and divert management’s attention and resources from our business.
Future sales of shares of our common stock could cause the market price of our common stock to drop significantly, even if our business is doing well.
A substantial portion of our issued and outstanding common stock can be traded without restriction at any time, and the remaining shares of our issued and outstanding common stock can be sold subject to volume limitations and other requirements applicable to affiliate sales under the federal securities laws. As such, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. In addition, we have registered 38,000,000 shares of common stock that have been issued or reserved for future issuance under our Amended and Restated 2013 Stock Incentive Plan and 14,346,830 shares of common stock that have been issued or reserved for future issuance under our Constant Contact, Inc. Second Amended and Restated 2011 Stock Incentive Plan. Of these shares, as of December 31, 2018, a total of 25,067,926 shares of our common stock are subject to outstanding options, restricted stock units and restricted stock awards, of which 16,771,335 shares are exercisable or have vested. The exercise of these options or the vesting of restricted stock units and shares of restricted stock and the subsequent sale of the common stock underlying such options or upon the vesting of such restricted stock units and restricted stock awards could cause a decline in our stock price. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. We cannot predict the size of future issuances or the effect, if any, that any future issuances may have on the market price for our common stock.
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
As of December 31, 2018, our directors, executive officers and their affiliates beneficially own, in the aggregate, 50.4% of our issued and outstanding common stock. Specifically, investment funds and entities affiliated with Warburg Pincus own, in the aggregate, 36.5% of our issued and outstanding common stock, and investment funds and entities affiliated with Goldman Sachs own, in the aggregate, approximately 10.7% of our issued and outstanding common stock. As a result, these stockholders, if they act together, could have significant influence over the outcome of matters submitted to our stockholders for approval. Our stockholders’ agreement contains agreements among the parties with respect to certain matters, including the election of directors, and certain restrictions on our ability to effect specified corporate transactions. If these stockholders were to act together, they could have significant influence over the management and affairs of our company. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock. In particular, the significant ownership interest of investment funds and entities affiliated with Warburg Pincus and Goldman Sachs in our common stock could adversely affect investors’ perceptions of our corporate governance practices.

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
As of December 31, 2018, we leased approximately 115,000 square feet of office space located in Burlington, Massachusetts, which serves as our corporate headquarters, under a lease that expires in March 2026.
Our web presence segment used additional offices and data centers, primarily:

•	approximately 267,000 square feet of leased office space in the United States located primarily in Arizona, Texas, Utah and Washington;

•	approximately 59,000 square feet of leased office space outside of the United States located primarily in Brazil and the Netherlands;

•	approximately 57,000 square feet of office and data center space we own in Utah; and

•	leased and co-located data center space located primarily in Massachusetts and Texas, with approximately 2,560 kilowatts of power under contract.
Our domain segment used additional offices and data centers, primarily:

•	approximately 86,000 square feet of leased office space outside of the United States located primarily in India; and

•	leased and co-located data center space located primarily in Texas, India and Hong Kong, with approximately 400 kilowatts of power under contract.
Our email marketing segment used additional offices and data centers, primarily:

•	approximately 193,000 square feet of leased office space in the United States located primarily in Massachusetts, Colorado and New York; and

•	leased and co-located data center space located primarily in Massachusetts and Texas, with approximately 750 kilowatts of power under contract.
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
Endurance
We received a subpoena dated December 10, 2015 from the Boston Regional Office of the SEC, requiring the production of certain documents, including, among other things, documents related to our financial reporting, including operating and non-GAAP metrics, refund, sales and marketing practices and transactions with related parties. On June 5, 2018, we announced that we had resolved both this investigation and the Constant Contact investigation discussed below by consenting to the SEC's entry of a cease and desist order (the "Order"), without admitting or denying the SEC's findings set forth in the Order, and by paying a civil monetary penalty. We accrued the penalty in our fiscal quarter ended September 30, 2017 and paid the penalty in the fiscal quarter ended June 30, 2018.
On May 4, 2015, Christopher Machado, a purported holder of our common stock, filed a civil action in the United States District Court for the District of Massachusetts against us and our former chief executive officer and our former chief financial officer, captioned Machado v. Endurance International Group Holdings, Inc., et al., Civil Action No. 1:15-cv-11775-GAO. The plaintiff filed an amended complaint on December 8, 2015, a second amended complaint on March 18, 2016, and a third amended complaint on June 30, 2017. In the third amended complaint, plaintiffs Christopher Machado and Michael Rubin allege claims for violations of Section 10(b) and 20(a) of the Exchange Act, and Sections 11, 12(a)(2), and 15 of the Securities Act, on behalf of a purported class of purchasers of our securities between October 25, 2013 and December 16, 2015, including persons or entities who purchased or acquired our shares pursuant or traceable to the registration statement and prospectus issued in connection with our October 25, 2013 initial public offering. The plaintiffs challenge as false or misleading certain of our disclosures about the total number of subscribers, average revenue per subscriber, the number of customers paying over $500 per year for our products and services, and the average number of products sold per subscriber. The plaintiffs seek, on behalf of themselves and the purported class, compensatory damages, rescissory damages as to class members who purchased shares pursuant to the offering and the plaintiffs' costs and expenses of litigation. On January 12, 2018, the parties filed a joint motion to stay all proceedings pending the outcome of a mediation between the parties. The court granted the stay on February 21, 2018 and later extended the stay to allow the parties to discuss a potential resolution of this matter. The parties then negotiated the terms and conditions of a stipulation and agreement of settlement and related papers, which, among other things, provide for the release of all claims asserted against us and our former chief executive officer and our former chief financial officer. On July 6, 2018, the plaintiffs filed an unopposed motion seeking preliminary approval of the proposed settlement, certification of the proposed settlement class, and approval of notice to the settlement class. On January 2, 2019, the court entered an order preliminarily approving the settlement and scheduling a hearing for September 13, 2019 at which the court will determine whether the proposed settlement is fair, reasonable and adequate and whether the case should therefore be dismissed with prejudice. Our contribution to the settlement pool under the proposed settlement would be approximately equal to the $7.3 million we reserved in connection with a possible settlement of both this action and the McGee litigation discussed below. We cannot make any assurances as to whether or when the settlement will be approved by the court.
Constant Contact
On December 10, 2015, Constant Contact received a subpoena from the Boston Regional Office of the SEC, requiring the production of documents pertaining to Constant Contact’s sales, marketing, and customer retention practices, as well as periodic public disclosure of financial and operating metrics. As discussed above, on June 5, 2018, we announced that we had settled both this investigation and the Endurance investigation discussed above by consenting to the SEC’s entry of the Order, without admitting or denying the SEC’s findings set forth in the Order, and by paying a civil monetary penalty. We accrued the penalty in our fiscal quarter ended September 30, 2017 and paid the penalty in the fiscal quarter ended June 30, 2018.
On August 7, 2015, a purported class action lawsuit, William McGee v. Constant Contact, Inc., et al, was filed in the United States District Court for the District of Massachusetts against Constant Contact and two of its former officers. An amended complaint, which named an additional former officer as a defendant, was filed December 19, 2016. The lawsuit asserts claims under Sections 10(b) and 20(a) of the Exchange Act, and is premised on allegedly false and/or misleading statements, and non-disclosure of material facts, regarding Constant Contact’s business, operations, prospects and performance during the proposed class period of October 23, 2014 to July 23, 2015. The parties mediated the claims on March 27, 2018, and as a result of that mediation reached an agreement in principle with the lead plaintiff to settle the action. The parties then negotiated the terms and conditions of a stipulation and agreement of settlement and related papers, which, among other things, provide for the release of all claims asserted against Constant Contact and its former officers. On May 18, 2018, the plaintiffs filed an unopposed motion seeking preliminary approval of the proposed settlement, certification of the proposed settlement class for settlement purposes only, and approval of notice to the settlement class. The court has not yet ruled on this motion. Our contribution to the settlement pool under the proposed settlement would be approximately equal to the $7.3 million we reserved during the three months ended September 30, 2018 in connection with a possible settlement of both this action and the Endurance Machado litigation discussed above. We cannot make any assurances as to whether or when the settlement will be approved by the court.
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
Market for Our Common Stock and Related Stockholder Matters
Our common stock is listed on the Nasdaq Global Select Market under the symbol “EIGI.”
Stockholders
As of January 31, 2019, there were approximately 32 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.
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
Securities Authorized for Issuance Under Equity Compensation Plan

The information concerning our equity compensation plan is incorporated by reference from the information in our Proxy Statement for our 2019 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
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
The graph set forth below compares the cumulative total return on our common stock to the cumulative total return of the Nasdaq Composite Index and the RDG Internet Composite Index from December 31, 2013 through December 31, 2018. The comparison assumes $100 was invested after the market closed on December 31, 2013 in our common stock, and each of the foregoing indices, and it assumes the reinvestment of dividends, if any.
The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Endurance International Group Holdings, Inc.	$100.00	$129.97	$77.08	$65.59	$59.24	$46.90
Nasdaq Composite Index	$100.00	$114.62	$122.81	$133.19	$172.11	$165.84
RDG Internet Composite Index	$100.00	$96.39	$133.20	$140.23	$202.15	$201.16

Item 6. Selected Consolidated Financial Data
The consolidated statements of operations data for the years ended December 31, 2016, 2017 and 2018, and the consolidated balance sheet data as of December 31, 2017 and 2018, are derived from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2014 and 2015, and the consolidated balance sheet data as of December 31, 2014, 2015 and 2016, are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in any future period. The comparability of the information in the table below is affected by acquisitions we completed during the periods shown, particularly the acquisition of Constant Contact in February 2016 and the related increase in our indebtedness to finance that acquisition. You should read the following selected consolidated financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31, 2014	Year Ended December 31, 2015	Year Ended December 31, 2016	Year Ended December 31, 2017	Year Ended December 31, 2018
	(in thousands, except per share and share information)
Consolidated Statements of Operations Data:
Revenue	$629,845	$741,315	$1,111,142	$1,176,867	$1,145,291
Cost of revenue (1)	381,488	425,035	583,991	603,930	520,737
Gross profit	248,357	316,280	527,151	572,937	624,554
Operating expense:
Sales and marketing	146,797	145,419	303,511	277,460	265,424
Engineering and development (2)	19,549	26,707	87,601	78,772	87,980
General and administrative (3)	69,533	90,968	175,379	164,745	124,204
Impairment of goodwill	—	—	—	12,129	—
Total operating expense (4)	235,879	263,094	566,491	533,106	477,608
Income (loss) from operations	12,478	53,186	(39,340)	39,831	146,946
Total other expense, net	(57,083)	(52,974)	(150,450)	(157,006)	(148,391)
Income (loss) before income taxes and equity earnings of unconsolidated entities	(44,605)	212	(189,790)	(117,175)	(1,445)
Income tax expense (benefit)	6,186	11,342	(109,858)	(17,281)	(6,246)
(Loss) income before equity earnings of unconsolidated entities	(50,791)	(11,130)	(79,932)	(99,894)	4,801
Equity loss (income) of unconsolidated entities, net of tax	61	14,640	1,297	(110)	267
Net (loss) income	(50,852)	(25,770)	(81,229)	(99,784)	4,534
Net (loss) income attributable to non-controlling interest	(8,017)	—	(8,398)	7,524	—
Net (loss) income attributable to Endurance International Group Holdings, Inc.	$(42,835)	$(25,770)	$(72,831)	$(107,308)	$4,534
Net (loss) income per share attributable to Endurance International Group Holdings, Inc.
Basic	$(0.34)	$(0.20)	$(0.55)	$(0.78)	$0.03
Diluted	$(0.34)	$(0.20)	$(0.55)	$(0.78)	$0.03
Weighted average shares used to compute net (loss) income per share attributable to Endurance International Group Holdings, Inc.
Basic	127,512,346	131,340,557	133,415,732	137,322,201	142,316,993
Diluted	127,512,346	131,340,557	133,415,732	137,322,201	145,669,760

(1)
Includes stock-based compensation expense of $0.5 million, $2.0 million, $5.9 million, $6.1 million and $3.8 million, for the years ended December 31, 2014, 2015, 2016, 2017 and 2018, respectively. Also includes amortization expense of $102.7 million, $91.1 million, $143.6 million, $140.4 million and $103.1 million for the years ended December 2014, 2015, 2016, 2017 and 2018, respectively. Also includes impairment of intangible assets of $18.7 million for the year ended December 31, 2017.

(2)	Includes impairment of intangible assets of $9.0 million for the year ended December 31, 2016.

(3)	Includes transaction expenses of $4.8 million, $9.6 million, $32.3 million, $0.8 million, and $0.0 million for the years ended December 31, 2014, 2015, 2016, 2017 and 2018, respectively.

(4)
Includes stock-based compensation expense of $15.5 million, $27.9 million, $52.4 million, $53.9 million and $25.2 million for the years ended December 31, 2014, 2015, 2016, 2017 and 2018, respectively.

	2014	2015	2016	2017	2018
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$32,379	$33,030	$53,596	$66,493	$88,644
Property and equipment, net	56,837	75,762	95,272	95,452	92,275
Working capital (deficit)	(274,726)	(370,335)	(362,677)	(359,222)	(300,692)
Total assets	1,746,043	1,802,500	2,756,274	2,600,034	2,606,507
Current and long-term debt, net of original issuance discounts and deferred financing costs(1)	1,086,475	1,092,385	1,986,980	1,892,245	1,801,661
Current and long-term financed equipment	8,095	13,081	7,202	15,349	8,379
Total stockholders’ equity	174,496	179,674	124,383	83,005	174,454

(1) Net of deferred financing costs of $0.4 million, $1.0 million, $43.3 million, $37.7 million and $32.0 million for the years ended December 31, 2014, 2015, 2016, 2017 and 2018, respectively, for the Company's retrospective adoption of ASU 2015-03: Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The years ended December 31, 2016, 2017 and 2018 are also net of original issuance discount of $25.9 million, $25.8 million and $21.3 million, respectively.

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
Overview

We are a leading provider of cloud-based platform solutions designed to help small- and medium-sized businesses, or SMBs, succeed online. We serve approximately 4.8 million subscribers globally with a range of products and services that help SMBs get online, get found and grow their businesses. In addition to for-profit businesses, our subscribers include non-profit organizations, community groups, bloggers, and hobbyists. Although we provide our solutions through a number of brands, we are focusing our marketing, engineering and product development efforts on a small number of strategic assets, including our Constant Contact, Bluehost, HostGator, and Domain.com brands.
We currently report our financial results in three reportable segments, as follows:
Web Presence. Our web presence segment consists primarily of our web hosting brands, the largest of which are Bluehost and HostGator. This segment also includes related products such as domain names, website security, website design tools and services, and e-commerce products.
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
Our 2018 financial results reflected progress against our operating plan as we aim to attract subscribers with higher long-term revenue potential and on improving the product, customer support and user experience for key strategic brands. Changes in revenue, net income (loss) and net cash provided by operating activities are summarized below (in thousands):

	Year Ended December 31, 2017	Year Ended December 31, 2018
Revenue	$1,176,867	$1,145,291
Net income (loss)	$(99,784)	$4,534
Net cash provided by operating activities	$201,273	$182,552

•
Revenue decreased by 3% from 2017 primarily due to revenue declines in the web presence segment and to a lesser extent, in the domain segment. This decline was partially offset by an increase in email marketing segment revenue.

•
Net income (loss) improved in 2018 as compared to 2017, due primarily to decreases in amortization expense, impairment charges, stock-based compensation expense, restructuring charges, net interest expense, depreciation expense, and lower cost of revenue and lower operating expense, all of which were partially offset by lower revenue and lower income tax benefit.

•
Net cash provided by operating activities decreased by 9% from 2017. This decrease was primarily due to the following factors: lower revenue; lower subscriber billings; payments related to our SEC investigation settlement; and the purchase of an interest rate cap to manage interest rate risk on our term loan. These factors were partially offset by lower payments for restructuring and reduced interest payments. Our cash flows allowed us to make voluntary debt principal payments of $68.6 million in 2018, which were in addition to required debt principal payments of $32.2 million made during the year.

Our total subscriber base decreased during 2018. Attrition in our non-strategic brands accounted for a majority of subscriber losses during the year. These non-strategic brands are principally hosting brands, but also include our cloud backup brands and certain other products that we launched in the past several years but no longer actively market, which we sometimes refer to as "gateway" products. Subscriber counts are decreasing in these brands, and we are managing them to optimize cash flow rather than to acquire new subscribers. These non-strategic brands had a negative impact in 2018 on our revenue growth, net subscriber additions and subscriber billings, and we expect these impacts to continue for the near term.
Our 2018 operating plan focused on delivering increased value to customers of our key strategic brands, including Constant Contact, Bluehost, HostGator and Domain.com, and on simplifying our operations to perform more effectively and efficiently. We increased our investments in engineering and development in 2018 in order to improve the customer experience and expand product offerings in our strategic brands. Year-over-year cost savings in data center and support operations helped offset the impact of these initiatives on net income (loss) and adjusted EBITDA. We expect to continue our focus on engineering and development across our three segments in 2019, as more specifically described below.
Web presence. In our web presence segment, we focused in 2018 on offering a better customer experience in our key hosting brands by improving customer support levels and enhancing our core hosting and website builder offerings. We expect to continue this progress in 2019 by offering a broader suite of business solutions for customers at various stages in their business lifecycle, and by leveraging our new domain platform, discussed below, to provide a better domain purchase experience for customers of these brands.
Domain. In our domain segment, in 2018 we launched a new, more intuitive control panel and front-of-site interface on our Domain.com brand, which includes a Microsoft Office 365 email and productivity suite offering. In 2019, we plan to continue investing in engineering and marketing in order to transition this segment from a domain focus to a broader small business solutions offering, and to leverage our new domain control panel on our key strategic hosting brands and on other domain-focused brands on our platform.
Email marketing. In our email marketing segment, during 2018 we invested in improvements to the customer experience by introducing additional product features in our core email marketing offering, including branded template creation and customer segmentation capabilities. In 2019, we plan to continue to enhance and broaden our service offerings, including through integration with other Endurance assets, and to focus on opportunities to expand the Constant Contact brand as a small business solutions provider.
We believe these continuing investments will position us for growth in the future. Although fiscal year 2019 net income (loss) may not be significantly impacted by these additional investments in engineering and development, mainly due to a partly offsetting decline in amortization expense, our adjusted EBITDA, cash flow from operations and free cash flow are likely to be adversely impacted.
During the first quarter of 2018, we revised the amounts we previously reported for gross profit, net income (loss) and adjusted EBITDA for our web presence and domain segments for fiscal years 2016 and 2017. Consolidated results were not impacted by this misstatement. Please see Note 21 of our Notes to Consolidated Financial statements in Part II, Item 8, "Financial Statements and Supplementary Data" consolidated financial statements for further details regarding the revision.

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

	Year Ended December 31,
	2016	2017	2018
Consolidated metrics:
Total subscribers	5,371	5,051	4,802
Average subscribers	5,283	5,211	4,927
Average revenue per subscriber	$17.53	$18.82	$19.37
Adjusted EBITDA	$288,396	$350,814	$338,058

Web presence segment metrics:
Total subscribers	4,198	3,849	3,639
Average subscribers	4,233	4,024	3,744
Average revenue per subscriber	$12.77	$13.29	$13.47
Adjusted EBITDA	$156,718	$165,088	$146,578

Email marketing segment metrics:
Total subscribers	544	519	497
Average subscribers	494	531	508
Average revenue per subscriber	$55.11	$62.92	$67.28
Adjusted EBITDA	$116,261	$185,869	$183,384

Domain segment metrics:
Total subscribers	629	683	666
Average subscribers	556	656	675
Average revenue per subscriber	$20.34	$16.98	$16.05
Adjusted EBITDA	$15,417	$(143)	$8,096

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
Domain segment subscribers mostly consist of customers who have a domain name subscription as well as a subscription to another product, such as domain privacy, or a basic hosting or email service that is bundled with their domain subscription. We refer to these subscribers, along with the non-hosting web presence segment subscribers discussed above, as "light web presence" subscribers. Light web presence subscribers generally have lower long-term revenue potential than other subscribers. As of December 31, 2018, we had a total of approximately 577,000 light web presence subscribers, a majority of which were associated with our domain segment. Also included as domain segment subscribers are hosting customers of our BigRock and HostGator India brands and certain other small web hosting brands that share technology platforms with our domain-focused brands.
The table below shows the approximate sources of changes in our total subscriber count by segment during 2017 and 2018 (all numbers in thousands). Adjustments below are shown on a full year basis.

	Web Presence	Domain	Email Marketing	Total
	# subscribers	# subscribers	# subscribers	# subscribers
Total Subscribers - December 31, 2016	4,198	629	544	5,371
Light web presence subscribers	16	25	—	41
Adjustments	(19)	26	—	7
All other subscriber (decrease) growth	(346)	3	(25)	(368)
Total Subscribers - December 31, 2017	3,849	683	519	5,051
Light web presence subscribers	10	(14)	—	(4)
All other subscriber decrease	(220)	(3)	(22)	(245)
Total Subscribers - December 31, 2018(1)	3,639	666	497	4,802
(1) As previously disclosed, 2018 total email marketing subscriber count was impacted by changes made to Constant Contact's account cancellation policy in the second quarter of 2018, which resulted in a loss of approximately 10,500 subscribers for that quarter.
The decrease in total subscribers from 5.051 million at December 31, 2017 to 4.802 million at December 31, 2018 was driven primarily by subscriber losses in non-strategic brands in our web presence segment and, to a lesser extent, by subscriber losses in our email marketing and domain segments.
The decrease in total subscribers from 5.371 million at December 31, 2016 to 5.051 million at December 31, 2017 was driven primarily by subscriber losses in our web presence segment, a majority of which were due to subscriber attrition in our non-strategic brands and, to a lesser extent, by subscriber losses in our email marketing and domain segments.
We expect total subscribers to continue to decrease for the near term, due primarily to the impact of subscriber churn in non-strategic web presence brands.
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
The following table reflects the calculation of ARPS (all data in thousands, except ARPS data):

	Year Ended December 31,
	2016	2017	2018
Consolidated revenue	$1,111,142	$1,176,867	$1,145,291
Consolidated total subscribers	5,371	5,051	4,802
Consolidated average subscribers for the period	5,283	5,211	4,927
Consolidated ARPS	$17.53	$18.82	$19.37

Web presence revenue	$648,732	$641,993	$605,315
Web presence subscribers	4,198	3,849	3,639
Web presence average subscribers	4,233	4,024	3,744
Web presence ARPS	$12.77	$13.29	$13.47

Email marketing revenue	$326,808	$401,250	$410,052
Email marketing subscribers	544	519	497
Email marketing average subscribers	494	531	508
Email marketing ARPS	$55.11	$62.92	$67.28

Domain revenue	$135,602	$133,624	$129,924
Domain subscribers	629	683	666
Domain average subscribers	556	656	675
Domain ARPS	$20.34	$16.98	$16.05

ARPS does not represent an exact measure of the average amount a subscriber spends with us each month, because our calculation of ARPS includes all of our revenue, including revenue generated by non-subscribers, in the numerator. We have three principal sources of non-subscriber revenue:

•
Revenue from domain-only customers. Our web presence and domain segments each earn revenue from domain-only customers. For our web presence segment, 0.9% of our fiscal year 2018 revenue was earned from domain only customers. For our domain segment, approximately 5.7% of our revenue for fiscal year 2018 was earned from domain only customers.

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
A portion of our revenue is generated from customers that resell our services. We refer to these customers as “resellers.” We consider these resellers (rather than the end user customers of these resellers) to be subscribers under our total subscribers definition, because we do not have a billing relationship with the end users and cannot determine the number of end users acquiring our services through a reseller. A majority of our reseller revenue is for the purchase of domains and is primarily related to our domain segment. Approximately 40% of our domain segment revenue is earned from resellers. Reseller revenue earned by our web presence segment and our email marketing segment has been less than 4% and 1%, respectively, for all periods presented, and fluctuations in reseller revenue have not materially impacted ARPS for these segments.
Comparison of Year Ended December 31, 2017 and 2018: ARPS

For the years ended December 31, 2017 and 2018, consolidated ARPS increased from $18.82 to $19.37, respectively. This increase in ARPS was driven primarily by our email marketing segment, and to a lesser extent, a focus on higher lifetime revenue subscribers in our web presence segment. These increases in ARPS were partially offset by lower ARPS in our domain segment.

Web presence ARPS increased from $13.29 to $13.47 for the year ended December 31, 2018, primarily due to a shift in our marketing programs away from targeting subscribers for our lower priced products, and towards targeting subscribers who have higher lifetime revenue potential. This shift in focus has resulted in a loss of subscribers of lower priced products, resulting in an overall increase in ARPS.

Email marketing ARPS increased from $62.92 to $67.28 for the year ended December 31, 2018, primarily due to price increases and additional purchases by existing subscribers.

Domain ARPS decreased from $16.98 to $16.05 for the year ended December 31, 2018. This decrease was partially due to a decrease in non-subscriber revenue, including domain monetization and marketing development funds, from $27.6 million for fiscal year 2017 to $25.8 million for fiscal year 2018, which decreased ARPS by $0.33, and the balance of the decrease was attributable to increased sales of lower priced products.

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
Web presence ARPS increased from $12.77 for the year ended December 31, 2016 to $13.29 for the year ended December 31, 2017, primarily due to a shift in our marketing programs away from targeting subscribers for our lower priced gateway products, and towards targeting subscribers who have higher lifetime revenue potential. This shift in focus has resulted in a loss of subscribers of lower priced products, resulting in an overall increase in ARPS. Non-subscriber revenue, which includes domain monetization and marketing development funds, increased slightly from $8.4 million for the year ended December 31, 2016 to $8.5 million for the year ended December 31, 2017, causing ARPS to increase by $0.01. Light web presence subscribers, which generally purchase lower priced products, are less than 5% of total subscribers for this segment, and the increase in these subscribers during 2017 did not materially impact ARPS.
Email marketing APRS increased from $55.11 for the year ended December 31, 2016 to $62.92 for the year ended December 31, 2017. This increase was primarily due to the Constant Contact purchase accounting adjustment during 2016, which represents the reduction of post-acquisition revenue from the write-down of deferred revenue to fair value as of the acquisition date. The Constant Contact purchase accounting adjustment reduced email marketing segment revenue during the year ended December 31, 2016 by $15.2 million and resulted in a negative impact on ARPS of $2.56. The remaining increase in ARPS was primarily attributable to additional purchases by existing subscribers, including price increases.

Domain APRS decreased from $20.34 for the year ended December 31, 2016 to $16.98 for the year ended December 31, 2017. This decrease was primarily due to increases in light web presence subscribers, which generally acquire lower priced products. In addition, a decrease in non-subscriber revenue, including domain monetization and marketing development funds, from $30.1 million for fiscal year 2016 to $27.6 million for fiscal year 2017, decreased ARPS by $1.00.

  Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss), excluding the impact of interest expense (net), income tax expense (benefit), depreciation, amortization of other intangible assets, stock-based compensation, restructuring expenses, transaction expenses and charges, (gain) loss of unconsolidated entities, impairment of other long-lived assets, SEC investigations reserve (which refers to an $8.0 million reserve we recorded in the third quarter of 2017 in connection with the Securities and Exchange Commission ("SEC") investigations initiated against Endurance and Constant Contact in December 2015, which we settled in June 2018), and shareholder litigation reserve. We view adjusted EBITDA as a performance measure and believe it helps investors evaluate and compare our core operating performance from period to period.
The following table reflects the reconciliation of adjusted EBITDA to net loss calculated in accordance with GAAP for the periods presented.

	Year Ended December 31,
	2016	2017	2018
Consolidated	(in thousands)
Net income (loss)	$(81,229)	$(99,784)	$4,534
Interest expense, net(1)	152,312	156,406	148,391

Income tax expense (benefit)	(109,858)	(17,281)	(6,246)
Depreciation	60,360	55,185	48,207
Amortization of other intangible assets	143,562	140,354	103,148
Stock-based compensation	58,267	60,001	29,064
Restructuring expenses	24,224	15,810	3,368
Transaction expenses and charges	32,284	773	—
(Gain) loss of unconsolidated entities(2)	(565)	(110)	267
Impairment of other long-lived assets	9,039	31,460	—
SEC investigations reserve	—	8,000	—
Shareholder litigation reserve	—	—	7,325
Adjusted EBITDA	$288,396	$350,814	$338,058

	Year Ended December 31,
	2016	2017	2018
Web presence	(in thousands)
Net income (loss)	$(22,161)	$(64,962)	$(22,534)
Interest expense, net(1)	68,617	67,491	70,956
Income tax expense (benefit)	(78,901)	4,063	(4,961)
Depreciation	33,590	37,634	32,915
Amortization of other intangible assets	72,733	60,277	47,020
Stock-based compensation	41,481	46,641	16,000
Restructuring expenses	1,625	9,131	2,135
Transaction expenses and charges	31,260	—	—
(Gain) loss of unconsolidated entities(2)	(565)	(110)	267
Impairment of other long-lived assets	9,039	600	—
SEC investigations reserve	—	4,323	—
Shareholder litigation reserve	—	—	4,780
Adjusted EBITDA	$156,718	$165,088	$146,578

	Year Ended December 31,
	2016	2017	2018
Email marketing	(in thousands)
Net income (loss)	$(55,857)	$(10,615)	$38,628
Interest expense, net(1)	81,469	86,914	68,317
Income tax expense (benefit)	(33,543)	5,152	115
Depreciation	23,747	13,912	11,497
Amortization of other intangible assets	64,679	74,467	53,100
Stock-based compensation	12,403	6,934	9,638
Restructuring expenses	22,379	5,581	589
Transaction expenses and charges	984	773	—
(Gain) loss of unconsolidated entities(2)	—	—	—
Impairment of other long-lived assets	—	—	—
SEC investigations reserve	—	2,751	—
Shareholder litigation reserve	—	—	1,500
Adjusted EBITDA	$116,261	$185,869	$183,384

	Year Ended December 31,
	2016	2017	2018
Domain	(in thousands)
Net income (loss)	$(3,211)	$(24,207)	$(11,560)

Interest expense, net(1)	2,226	2,001	9,118
Income tax expense (benefit)	2,586	(26,496)	(1,400)
Depreciation	3,023	3,639	3,795
Amortization of other intangible assets	6,150	5,610	3,028
Stock-based compensation	4,383	6,426	3,426
Restructuring expenses	220	1,098	644
Transaction expenses and charges	40	—	—
(Gain) loss of unconsolidated entities(2)	—	—	—
Impairment of other long-lived assets	—	30,860	—
SEC investigations reserve	—	926	—
Shareholder litigation reserve	—	—	1,045
Adjusted EBITDA	$15,417	$(143)	$8,096

(1)
Interest expense includes impact of amortization of deferred financing costs, original issuance discounts and interest income. For the years ended December 31, 2017 and 2018, it also includes $6.5 million and $1.2 million, respectively, of deferred financing costs and original issuance discounts (OID) immediately expensed upon the refinancings of our term loan in 2017 and 2018.

(2)
For all years presented, (gain) loss of unconsolidated entities is reported on a net basis, which includes our proportionate share of net (income) losses from unconsolidated entities, any (gain) loss recorded when we acquired our controlling interest in these entities and any impairments related to these entities. The year ended December 31, 2016 includes an $11.4 million gain recorded upon our acquisition of a controlling interest in WZ (UK), Ltd., a loss of $4.8 million upon our acquisition of a controlling interest in AppMachine B.V. ("AppMachine"), and a loss of $4.7 million on the impairment of our 33% equity investment in Fortifico Limited.

Comparison of the Years Ended December 31, 2017 and 2018: Net Income (Loss) and Adjusted EBITDA
Net income (loss) on a consolidated basis improved from a net loss of $99.8 million for the year ended December 31, 2017 to net income of $4.5 million for the year ended December 31, 2018. This change was primarily due to improved net income (loss) from our email marketing, web presence and domain segments of $49.2 million, $42.4 million, and $12.6 million, respectively. These improvements in segment net loss were significantly impacted by changes in stock-based compensation, amortization expense, impairment charges, restructuring charges and cost of revenue, among other factors, as described more fully below. We expect net income for fiscal year 2019 to be relatively close to the amount earned in fiscal year 2018, since we anticipate that our continued investment in engineering and development will be largely offset by lower amortization of intangible assets.
Net loss for our web presence segment decreased from $65.0 million for the year ended December 31, 2017 to $22.5 million for the year ended December 31, 2018. The decrease in net loss was primarily related to lower stock-based compensation of $30.6 million, lower amortization expense of $13.3 million, lower operating expenses of $10.4 million, lower cost of revenue costs of $7.8 million, lower restructuring charges of $7.0 million, lower income tax expense of $9.0 million, and lower depreciation expense of $4.7 million. These factors were partially offset by a $36.7 million decrease in revenue, and higher interest expense of $3.5 million.
Net income (loss) for our email marketing segment improved from a net loss of $10.6 million for the year ended December 31, 2017 to a net income of $38.6 million for the year ended December 31, 2018. This improvement was primarily related to reduced amortization expense of $21.4 million, reduced interest expense allocated to our email marketing segment of $18.6 million, increased revenue of $8.8 million, and other cost reductions, consisting mainly of lower restructuring costs and lower income tax expenses totaling $14.1 million. These increases in net income were partially offset by increased engineering and development expenses.
Net loss for our domain segment decreased from $24.2 million for the year ended December 31, 2017 to $11.6 million for the year ended December 31, 2018. This decrease was primarily due to a reduction of $30.9 million in impairment charges related to both goodwill and long-lived assets which was incurred in the year ended December 31, 2017 and did not reoccur in the year ended December 31, 2018, and lower costs of revenue of $8.0 million, primarily related to lower domain registration costs. These cost decreases were partially offset by a reduction of the allocated income tax benefit of $25.1 million, and other net cost increases of $1.2 million.
Adjusted EBITDA on a consolidated basis decreased from $350.8 million for the year ended December 31, 2017 to $338.1 million for the year ended December 31, 2018. This decrease is primarily attributable to our web presence and email marketing segments, partially offset by an increase in our domain segment as described below. We expect a similar decrease in Adjusted EBITDA from fiscal year 2018 to fiscal year 2019, as we continue to invest in engineering and development.

Adjusted EBITDA for our web presence segment decreased from $165.1 million for the year ended December 31, 2017 to $146.6 million for the year ended December 31, 2018. This decrease was primarily due to a $36.7 million decline in revenue and to increased engineering and development expense of $3.6 million. This decrease was partially offset by an $8.1 million decrease in sales and marketing expense, which primarily consisted of reduced expenditures on non-strategic brands; lower cost of revenue of $7.8 million, primarily due to lower support costs and data center costs; and lower general and administrative expense of $5.9 million, primarily due to lower labor costs.
Adjusted EBITDA for our email marketing segment decreased from $185.9 million for the year ended December 31, 2017 to $183.4 million for the year ended December 31, 2018. This decrease was primarily attributable to increased engineering and development costs of $9.7 million, primarily due to increased labor and higher sales and marketing costs of $3.9 million, primarily due to higher marketing program spend. This decrease was partially offset by $8.8 million of revenue growth (which includes the impact of price increases); lower general and administrative expense of $1.6 million; and lower cost of revenue of $0.8 million, primarily due to lower data center costs.
Adjusted EBITDA for our domain segment increased from loss of $0.1 million for the year ended December 31, 2017 to income of $8.1 million for the year ended December 31, 2018. This increase was attributable to lower cost of revenue of $8.0 million, primarily due to lower domain registration costs and lower support costs; lower general and administrative expenses of $5.0 million, primarily due to labor costs; and lower sales and marketing related costs of $0.3 million, primarily related to changes in labor and program spend. This increase was partially offset by a $3.7 million decrease in revenue, most of which related to domain monetization, and higher engineering and development costs of $1.4 million, primarily due to increased labor costs.
Comparison of the Years Ended December 31, 2016 and 2017: Net Income and Adjusted EBITDA
Net loss on a consolidated basis increased from $81.2 million for the year ended December 31, 2016 to $99.8 million for the year ended December 31, 2017. This increase in net loss was primarily due to an increased net loss from our web presence segment of $42.8 million and an increased net loss in our domain segment of $21.0 million. These increases in net loss were partially offset by a decrease in email marketing segment net loss of $45.3 million. Theses changes in segment net loss were significantly impacted by changes in income tax benefits, impairment charges, the SEC investigations reserve, and changes in stock-based compensation and restructuring charges, as described more fully below.
Net loss for our web presence segment increased from $22.2 million for the year ended December 31, 2016 to $65.0 million for the year ended December 31, 2017. The increase in net loss was primarily related to a decrease in our income tax benefit of $83.0 million, higher restructuring charges of $7.5 million, a $6.7 million decrease in revenue, higher stock-based compensation of $5.2 million and an allocation of the SEC investigations reserve of $4.3 million in 2017. These factors were partially offset by lower acquisition transaction costs of $31.3 million and lower marketing expense of $31.4 million as we reduced spending on our gateway products.
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
Net loss for our domain segment increased from $3.2 million for the year ended December 31, 2016 to $24.2 million for the year ended December 31, 2017. This increase was primarily due to $30.9 million of impairment charges related to both goodwill and long-lived assets, increased net loss of $7.4 million related to our international expansion efforts, lower revenue of $2.0 million mainly related to domain monetization, increased stock-based compensation expense of $2.0 million, and an allocation of the SEC investigations reserve of $0.9 million. These factors were partially offset by an increased income tax benefit of $29.1 million.
Adjusted EBITDA on a consolidated basis increased from $288.4 million for the year ended December 31, 2016 to $350.8 million for the year ended December 31, 2017. Substantially all of this increase is attributable to our email marketing segment as described below.
Adjusted EBITDA for our web presence segment increased from $156.7 million for the year ended December 31, 2016 to $165.1 million for the year ended December 31, 2017. This increase was attributable to a $31.4 million decrease in sales and marketing expense, which primarily consisted of reduced expenditures on gateway products and other non-strategic brands. This was partially offset by a $6.7 million decline in revenue, increased engineering expense of $8.9 million, higher domain registration costs of $0.8 million and $3.9 million of costs to transition customer support formerly based in Utah to our Arizona customer support center, which we refer to as the "customer support consolidation."
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
Adjusted EBITDA for our domain segment decreased from income of $15.4 million for the year ended December 31, 2016 to loss of $0.1 million for the year ended December 31, 2017. This decrease was attributable to a $2.0 million decrease in revenue, most of which related to domain monetization, combined with a $21.0 million increase in net loss related primarily to our international expansion efforts.
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
Cost of Revenue
Cost of revenue includes costs of operating our subscriber support organization, fees we pay to register domain names for our subscribers, costs of operating our data center infrastructure, such as actual data center facility and network equipment costs and technical personnel costs associated with monitoring and maintaining our network operations, fees we pay to third-party product and service providers, and merchant fees we pay as part of our billing processes. We also allocate to cost of revenue the depreciation and amortization related to these activities and the intangible assets we have acquired, as well as a portion of our overhead costs attributable to our employees engaged in subscriber support activities. In addition, cost of revenue includes stock-based compensation expense for employees engaged in support and network operations. We generally expect cost of revenue to decrease as a percentage of revenue due to decreasing amortization expense on our intangible assets.
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
Contracts with Multiple Performance Obligations
A considerable amount of the Company's revenue is generated from transactions that are contracts with customers that may include hosting plans, domain name registrations, and other cloud-based products and services. In these cases, the Company determines whether the products and services are distinct performance obligations that should be accounted for separately versus together. The Company allocates revenue to each performance obligation based on its relative standalone selling price, generally based on the price charged to customers. Hosting services, domain name registrations, and other cloud-based products and services have distinct performance obligations and are often sold separately. If the promise is not distinct and there is not a performance obligation, then the total transaction amount is allocated to the identified performance obligation based on a relative selling price hierarchy. When multiple performance obligations are included in a contract, the total transaction amount for the contract is allocated to the performance obligations based on a relative selling price hierarchy. The Company determines the relative selling price for a performance obligation based on a standalone selling price ("SSP"). The Company determines SSP by considering its observed standalone selling prices, competitive prices in the marketplace and management judgment; these standalone selling prices may vary depending upon the particular facts and circumstances related to each performance obligation. The Company analyzes the standalone selling prices used in its allocation of transaction amount, at a minimum, on a quarterly basis.
We maintain a reserve for refunds and chargebacks related to revenue that has been recognized and is expected to be refunded. We had a refund and chargeback reserve of $0.5 million and $0.4 million as of December 31, 2017 and 2018, respectively. The portion of deferred revenue that is expected to be refunded at December 31, 2017 and 2018 was $1.8 million and $2.2 million, respectively. Based on refund history, approximately 83% of all refunds happen in the same fiscal month that the customer contract starts or renews, and approximately 95% of all refunds happen within 45 days of the contract start or renewal date.

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
In accordance with Accounting Standards Update No. 2011-08, or ASU 2011-08, Intangibles-Goodwill and Other (Topic 350) Testing Goodwill for Impairment, we are required to review goodwill by reporting unit for impairment at least annually or more often if there are indicators of impairment present. Under U.S. GAAP, a reporting unit is either the equivalent of, or one level below, an operating segment. We have historically performed our annual goodwill test as of December 31 of each fiscal year. As a result of changes in our management structure during fiscal year 2017, including the change in our chief executive officer, we have revised our internal financial reporting structure, which has resulted in a change to our reporting units. We have identified a total of ten reporting units under our new structure. With the increase in reporting units, we determined that more time would be required to perform future goodwill impairment tests, and as a result, decided to accelerate our annual goodwill impairment test date to October 31 of each fiscal year, starting with the fiscal year 2017 test. We also early adopted the provisions of ASU 2017-04 in fiscal year 2017, which eliminates the second step of the goodwill impairment test. As a result, our goodwill impairment test as of October 31, 2017 and all future goodwill impairment tests include only one step, which is a comparison of the carrying value of each reporting unit to its fair value, and any excess carrying value, up to the amount of goodwill allocated to that reporting unit, is impaired.
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
Our goodwill impairment test as of October 31, 2017 resulted in a $12.1 impairment of goodwill to our domain monetization reporting unit within our domain segment. The impairment was a direct result of a more rapid decline in domain parking revenue than originally expected, and to a lesser extent, reduced sales of premium domain names. Goodwill for this reporting unit has been completely impaired. Goodwill allocated to the other six reporting units was not impaired. As of the test date of October 31, 2018, the fair value for all reporting units was higher than their respective carrying values, and no impairment has been recorded. No triggering events were identified between the October 31, 2018 test and December 31, 2018.
We determine the fair value of each reporting unit by utilizing the income approach and market approach. For the income approach, fair value is determined based on the present value of estimated future after-tax cash flows, discounted at an appropriate risk adjusted rate. We derive our discount rates using a capital asset pricing model and analyzing published rates for industries relevant to our reporting units to estimate the weighted average cost of capital. We use discount rates that are commensurate with the risks and uncertainty inherent in our business and in our internally developed forecasts. For fiscal years 2017 and 2018, we used a discount rate of 10.0% for all but one of our reporting units. We also performed sensitivity analysis on our discount rates. We use our internal forecasts to estimate future after-tax cash flows and include an estimate of long-term future growth rates based on our view of long-term outlook for each reporting unit. Actual results may differ from those assumed in our forecasts. For the market approach, we use a valuation technique in which values are derived based on valuation multiples from comparable public companies, and a valuation multiple from sales of comparable companies.
For our fiscal year 2017 goodwill impairment analysis, we compared the fair value from the income approach to the market approach based on multiples of comparable public companies and noted no material variances in the valuation techniques. For our fiscal 2018 goodwill impairment analysis, we compared the fair value from the income approach to two market approaches, which included a valuation multiple of comparable public companies and a valuation multiple from sales of comparable companies. For three of our reporting units, which represent approximately 95% of our goodwill, the fair value derived from the income approach was consistent with the fair value derived from the two market approaches. We established fair value for these reporting units based on the average fair value from all three valuation approaches.

For two of our reporting units, which represent approximately 3% of our goodwill, we based their fair value entirely upon the income approach, as these two reporting units are experiencing declining cash flows and are expected to continue to experience declines over time. The fair values from the income approach for these two reporting units were materially below the fair values derived from both market approaches. The goodwill allocated to these two reporting units is approximately $64.2 million as of December 31, 2018. Although we do not expect an impairment of goodwill for these two reporting units in the near term, we do expect that cash flows will continue to decline which could result in goodwill impairment charges for these two reporting units at some point in the future.
For one of our reporting units, which represents approximately 2% of our goodwill, the fair values derived from the market approaches were much lower than the income approach using a discount rate of 10%. We determined that more risk was present in the projected future cash flows of this reporting unit as compared to our other reporting units, and determined that a discount rate of 17% was appropriate. The fair value of this reporting unit under the income approach at a discount rate of 17% was consistent with the fair values determined under the two market approaches. We established fair value for this reporting unit based on the average fair value from all three valuation approaches.
Goodwill as of December 31, 2018 is $1,849.1 million. The carrying value of goodwill that was allocated to the domain, email marketing and web presence reporting segments was $29.9 million, $604.3 million and $1,214.9 million, respectively.
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
During the year ended December 31, 2016, we determined that a portion of an internally developed software tool would not meet our needs following the acquisition of Constant Contact, resulting in an impairment charge of $2.0 million which was recorded in engineering and development expense in the consolidated statements of operations and comprehensive income (loss) in our web presence segment.
Additionally, we recognized an impairment charge of $4.9 million for technology assets related to Webzai Ltd, or Webzai, which was recorded in engineering and development expense in the consolidated statements of operations and comprehensive income (loss) in our web presence segment.
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
We did not recognize any impairments of long-lived intangible and tangible assets in the year ended December 31, 2018.
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
ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. We recognize the effect of income tax positions only if those positions are more likely than not to be sustained. We measure recognized income tax positions at the largest amount that is more likely than not to be realized. We reflect changes in recognition or measurement in the period in which the change in judgment occurs. There were no unrecognized tax benefits in the year ended December 31, 2016. We recorded unrecognized tax benefits for uncertain tax positions of $1.1 million and $4.4 million in the years ended December 31, 2017 and 2018, respectively.
We record interest related to unrecognized tax benefits in interest expense and penalties in operating expense. We recognized no interest or penalties related to unrecognized tax benefits during the year ended December 31, 2016. The Company recognized immaterial interest and penalties related to unrecognized tax benefits during the years ended December 31, 2016 and 2017,

In 2016, a significant amount of our GAAP foreign losses were generated by our subsidiaries in the United Kingdom, U.A.E. and Israel. The foreign rate differential in 2016 predominantly related to these jurisdictions. Our foreign rate differential in 2016 had a negative impact on our expected tax expense since the majority of the foreign losses are generated in jurisdictions where the statutory tax rate is lower than the U.S. statutory rate – specifically the United Kingdom, which has a statutory tax rate of 18% and represents $43.8 million of our foreign losses, the U.A.E., which has a statutory tax rate of 0% and represents $2.1 million of our foreign losses, and Israel, which had a statutory tax rate of 25% and represents $8.3 million of our foreign losses.

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

In 2018, our GAAP foreign losses were generated by our subsidiaries in India and China. The foreign rate differential in 2018 predominantly related to our subsidiary in Brazil. Our foreign rate differential in 2018 had a negative impact on our expected tax expense since the majority of the foreign income is generated in jurisdictions where the statutory tax rate is higher than the U.S. statutory rate - specifically Brazil, which has a statutory tax rate of 34%.
We describe our accounting treatment of taxes more fully in Note 15 of the notes to the consolidated financial statements in this Annual Report on Form 10-K.
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
We estimate the fair value of employee stock options on the date of grant using the Black-Scholes option-pricing model, which requires the use of highly subjective estimates and assumptions. For restricted stock awards granted by us we estimate the fair value of each restricted stock award based on the closing trading price of our common stock as reported on the Nasdaq Global Select Market on the date of grant. There was no public market for our common stock prior to October 25, 2013, the date our common stock began trading on the Nasdaq Global Select Market, and as a result, the trading history of our common stock was limited through December 31, 2018. Therefore, we determined the volatility for options granted by us based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted by us has been determined using a blended average of the historical volatility measures of this peer group of companies and of the historical volatility measures of our stock. The expected life assumption is based on the “simplified method” for estimating expected term as we do not have sufficient historical option exercises to support a reasonable estimate of the expected term. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. We use an expected dividend rate of zero as we currently have no history or expectation of paying dividends on our common stock.

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

We elected to early adopt the new guidance in the fourth quarter of fiscal year 2016 which required us to reflect any adjustments as of January 1, 2016, the beginning of the annual period that included the interim period of adoption. We elected to eliminate the forfeiture rate estimate and adopted the new policy to account for forfeitures in the period that they are incurred, and applied this policy on a modified retrospective basis. The impact of eliminating the forfeiture rate estimate increased stock compensation expense recorded in 2016 by $0.9 million, which included an immaterial adjustment to beginning retained earnings that we recorded through the consolidated statement of operations and comprehensive income (loss).

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

The products and services included in our three reportable segments are as follows:
Web Presence. Our web presence segment consists primarily of our web hosting brands, the largest of which are Bluehost and HostGator. This segment also includes related products such as domain names, website security, website design tools and services, and e-commerce products.

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

	Year Ended December 31,
	2016	2017	2018
	(in thousands)
Revenue	$1,111,142	$1,176,867	$1,145,291
Cost of revenue	583,991	603,930	520,737
Gross profit	527,151	572,937	624,554
Operating expense:
Sales and marketing	303,511	277,460	265,424
Engineering and development	87,601	78,772	87,980
General and administrative	143,095	163,972	124,204
Impairment of goodwill	—	12,129	—
Transaction expenses	32,284	773	—
Total operating expense	566,491	533,106	477,608
(Loss) income from operations	(39,340)	39,831	146,946
Other income (expense)	(150,450)	(157,006)	(148,391)
Loss before income taxes and equity earnings of unconsolidated entities	(189,790)	(117,175)	(1,445)
Income tax benefit	(109,858)	(17,281)	(6,246)
(Loss) income before equity earnings of unconsolidated entities	(79,932)	(99,894)	4,801
Equity loss (income) of unconsolidated entities, net of tax	1,297	(110)	267
Net (loss) income	$(81,229)	$(99,784)	$4,534
Net (loss) income attributable to non-controlling interest	(8,398)	7,524	—
Net (loss) income attributable to Endurance International Group Holdings, Inc.	$(72,831)	$(107,308)	$4,534

Comparison of the Years Ended December 31, 2017 and 2018
Revenue

	Year Ended December 31,		Change
	2017	2018	Amount	%
	(dollars in thousands)
Revenue	$1,176,867	$1,145,291	$(31,576)	(3)%
Revenue decreased by $31.6 million, or 3%, from $1,176.9 million for the year ended December 31, 2017 to $1,145.3 million for the year ended December 31, 2018. This decrease is attributable to a $36.7 million decrease in revenue from our web presence segment and a $3.7 million decrease in revenue from our domain segment, partially offset by increased revenue of $8.8 million from our email marketing segment.

Our revenue is generated primarily from products and services delivered on a subscription basis, which include web hosting, domains, website builders, search engine marketing, email marketing and other similar services. We also generate non-subscription revenue through domain monetization and marketing development funds. Non-subscription revenue decreased from $39.4 million, or 3% of revenue for the year ended December 31, 2017 to $35.1 million, or 3% of total revenue for the year ended December 31, 2018. The majority of our non-subscription revenue is included in our domain segment.

Our web presence segment revenue decreased by $36.7 million, or 6%, from $642.0 million for the year ended December 31, 2017 to $605.3 million for the year ended December 31, 2018. This decrease was primarily attributable to a decline in revenue from non-strategic brands.

Our email marketing segment revenue increased by $8.8 million, or 2%, from $401.3 million for the year ended December 31, 2017 to $410.1 million for the year ended December 31, 2018. This increase was mostly attributable to price increases, and to a lesser extent, growth in services delivered to existing customers.

Our domain segment revenue decreased by $3.7 million, or 3%, from $133.6 million for the year ended December 31, 2017 to $129.9 million for the year ended December 31, 2018, which was caused in part by a reduction in non-subscriber revenues, mainly domain monetization revenue, of $1.9 million, with the balance of the decrease related to declines in subscription based revenues.

Cost of Revenue

	Year Ended December 31,
	2017		2018		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Cost of revenue	$603,930	51%	$520,737	45%	$(83,193)	(14)%
Cost of revenue decreased by $83.2 million, or 14%, from $603.9 million for the year ended December 31, 2017 to $520.7 million for the year ended December 31, 2018. This decrease was due to decreased cost of revenue across our three segments, as further discussed below, including the impact of an $18.7 million impairment charge incurred in our domain segment in fiscal 2017. We expect cost of revenue to decline slightly in fiscal year 2019 as compared to fiscal year 2018, as we anticipate that our amortization expense will decrease by approximately $20.0 million.
Our cost of revenue contains a significant portion of non-cash expenses, in particular amortization expense for the intangible assets we have acquired through our acquisitions. The following table sets forth the significant non-cash components of cost of revenue.

	Year Ended December 31,
	2017	2018
	(in thousands)
Amortization expense	$140,354	$103,148
Depreciation expense	46,235	42,548
Stock-based compensation expense	6,135	3,823
Cost of revenue for our web presence segment decreased by $28.7 million, or 9%, from $336.4 million for the year ended December 31, 2017 to $307.7 million for the year ended December 31, 2018. The decrease was primarily the result of lower amortization expense of $13.3 million and lower stock-based compensation expense of $3.3 million. The balance of the decrease was mostly related to lower customer support and data center costs as we further consolidated our operations in these areas.
Cost of revenue for our email marketing segment decreased by $24.3 million, or 17%, from $146.3 million for the year ended December 31, 2017 to $122.0 million for the year ended December 31, 2018. The decrease was primarily attributable to lower amortization expense of $21.4 million.

Cost of revenue for our domain segment decreased by $30.2 million, or 25%, from $121.2 million for the year ended December 31, 2017 to $91.0 million for the year ended December 31, 2018. The decrease was mostly due to an impairment charge of $18.7 million recorded in fiscal year 2017, which was related primarily to domain monetization intangible assets, and reduced amortization expense of $2.6 million. The balance of the decrease was primarily related to reduced domain registration costs, as we discontinued certain low priced product offerings.
Gross Profit

	Year Ended December 31,
	2017		2018		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Gross profit	$572,937	49%	$624,554	55%	$51,617	9%
Gross profit increased by $51.6 million, or 9%, from $572.9 million for the year ended December 31, 2017 to $624.6 million for the year ended December 31, 2018. This increase was primarily due to a $33.1 million increase in the gross profit contribution from our email marketing segment, and a $26.5 million increase in the gross profit contribution from our domain segment, partially offset by an $8.0 million decrease in the gross profit contribution from our web presence segment. Our gross profit as a percentage of revenue increased by 6 percentage points from 49% for the year ended December 31, 2017 to 55% for the year ended December 31, 2018, mainly due to the performance of our email marketing segment.

The following table sets forth gross profit and the significant non-cash components of cost of revenue as a percentage of revenue:

	Year Ended December 31,
	2017	2018
	(dollars in thousands)
Revenue	$1,176,867	$1,145,291
Gross profit	572,937	624,554
Gross profit % of revenue	49%	55%
Amortization expense % of revenue	12%	9%
Depreciation expense % of revenue	4%	4%
Stock-based compensation expense % of revenue	*	*

*	Less than 1%.
Our web presence segment gross profit decreased by $8.0 million, or 3%, from $305.6 million for the year ended December 31, 2017 to $297.6 million for the year ended December 31, 2018. The decrease was primarily due to the reduction in revenue of $36.7 million discussed above, which was partially offset by the lower cost of revenue discussed above. Our web presence segment gross profit as a percentage of revenue was 49% for the year ended December 31, 2018 as compared to 48% in the prior year.
Our email marketing segment gross profit increased by $33.1 million, or 13%, from $254.9 million for the year ended December 31, 2017 to $288.0 million for the year ended December 31, 2018. This increase was primarily due to reduced cost of revenue of $24.3 million and increased revenue of $8.8 million, as described above. Our email marketing segment gross profit as a percentage of revenue was 70% for the year ended December 31, 2018 as compared to 64% in the prior year.
Our domain segment gross profit increased by $26.5 million, or 214%, from $12.4 million for the year ended December 31, 2017 to $38.9 million for the year ended December 31, 2018. This increase was primarily due to the reductions in cost of revenue described above. Our domain segment gross profit as a percentage of revenue was 30% for the year ended December 31, 2018 as compared to 9% in the prior year.
Operating Expense

	Year Ended December 31,
	2017		2018		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Sales and marketing	$277,460	24%	$265,424	23%	$(12,036)	(4)%
Engineering and development	78,772	7%	87,980	8%	9,208	12%
General and administrative	163,972	14%	124,204	11%	(39,768)	(24)%
Impairment of goodwill	12,129	1%	—	—%	(12,129)	(100)%
Transaction expenses	773	—%	—	—%	(773)	(100)%
Total	$533,106	46%	$477,608	42%	$(55,498)	(10)%
Sales and Marketing. Sales and marketing expense decreased by $12.0 million, or 4%, from $277.5 million for the year ended December 31, 2017 to $265.4 million for the year ended December 31, 2018. Of this decrease, $13.0 million was due to lower marketing expense in our web presence segment, primarily due to decreased marketing investments in non-strategic brands, partially offset by an increase of $1.1 million in our email marketing segment.

Sales and marketing expense for our web presence segment decreased by $13.0 million, or 8%, from $160.7 million for the year ended December 31, 2017 to $147.7 million for the year ended December 31, 2018. This decrease was primarily attributable to reduced expense on non-strategic brands, which was partially offset by increased investments in key hosting brands.

Sales and marketing expense for our email marketing segment increased by $1.1 million, or 1%, from $96.8 million for the year ended December 31, 2017 to $97.8 million for the year ended December 31, 2018. The increase, which is net of a $1.9 million decrease in restructuring charges, is primarily due to investments in brand building activities.

Sales and marketing expense for our domain segment decreased by $0.1 million, or 0%, from $20.0 million for the year ended December 31, 2017 to $19.9 million for the year ended December 31, 2018. This decrease was primarily attributable to lower labor costs of $1.4 million, partially offset by increased marketing program spend of $1.1 million and higher stock-based expense of $0.2 million.
Engineering and Development. Engineering and development expense increased by $9.2 million, or 12%, from $78.8 million for the year ended December 31, 2017 to $88.0 million for the year ended December 31, 2018. Of this increase, $7.9 million and $1.5 million were due to increased engineering and development expense for our email marketing and domain segments, respectively, partially offset by slightly reduced expense for our web presence segment. For fiscal year 2019, we expect to continue to make investments in our engineering and development organization in order to further enhance our products.
Engineering and development expense for our web presence segment decreased by $0.2 million, or 0%, from $39.2 million for the year ended December 31, 2017 to $39.0 million for the year ended December 31, 2018. This decrease was primarily attributable to lower depreciation and stock-based compensation expense of $3.4 million. These cost decreases were almost completely offset by growth in engineering resources aimed at enhancing our products.
Engineering and development expense for our email marketing segment increased by $7.9 million, or 23%, from $33.4 million for the period ended December 31, 2017 to $41.3 million for the year ended December 31, 2018. This increase was primarily attributable to increases in engineering resources aimed at enhancing our products.
Engineering and development expense for our domain segment increased by approximately $1.5 million, or 25%, from $6.1 million for the year ended December 31, 2017 to $7.7 million for the year ended December 31, 2018. This increase was primarily attributable to increases in engineering resources aimed at enhancing our products.
General and Administrative. General and administrative expense decreased by $39.8 million, or 24%, from $164.0 million for the year ended December 31, 2017 to $124.2 million for the year ended December 31, 2018. Our general and administrative expenses primarily consist of consolidated corporate wide support functions, and the costs of these functions are allocated between our three segments primarily based on relative revenues. The decrease in consolidated general and administrative expense was primarily attributable to reductions in stock-based compensation, labor, and restructuring costs of $23.8 million, $12.6 million, and $4.4 million, respectively, and changes in our shareholder litigation reserve charges of $0.7 million.

General and administrative expense for our web presence segment decreased by $31.5 million, or 32%, from $98.6 million for the year ended December 31, 2017 to $67.1 million for the year ended December 31, 2018. General and administrative expense for our email marketing segment decreased by $0.7 million, or 2%, from $42.5 million for the period ended December 31, 2017 to $41.9 million for the year ended December 31, 2018. General and administrative expense for our domain segment decreased by $7.6 million, or 33%, from $22.8 million for the year ended December 31, 2017 to $15.2 million for the year ended December 31, 2018.
Transaction Expenses. Transaction expense decreased by $0.8 million, or 100%, from $0.8 million for the year ended December 31, 2017 to $0.0 million for the year ended December 31, 2018. The year-over-year decrease was attributable to the lack of merger and acquisitions activity in 2018.
Impairment of Goodwill. We recorded an impairment of goodwill of $12.1 million during the year ended December 31, 2017, which was entirely attributable to the domain monetization reporting unit within our domain segment. The impairment was the result of a more rapid decline in domain parking revenue than originally anticipated, and to a lesser extent, a decrease in premium domain name sales. No such impairment recurred in fiscal 2018.
Other Income (Expense), Net

	Year Ended December 31,		Change
	2017	2018	Amount	%
	(dollars in thousands)
Other expense, net	$(157,006)	$(148,391)	$8,615	(5)%

Other expense, net decreased by $8.6 million, or 5%, from $157.0 million for the year ended December 31, 2017 to $148.4 million for the year ended December 31, 2018. The decrease primarily consists of a lower amount of immediately expensed deferred financing costs of $4.3 million and a lower loss on extinguishment of debt of $0.7 million for our 2018 term loan refinancing when compared to our 2017 term loan refinancing, with the balance of the decrease mainly due to lower average debt balances.
Income Tax Expense (Benefit)

	Year Ended December 31,		Change
	2017	2018	Amount	%
	(dollars in thousands)
Income tax benefit	$(17,281)	$(6,246)	$11,035	(64)%

For the years ended December 31, 2017 and 2018, we recognized an income tax benefit of $17.3 million and $6.2 million, respectively, in the consolidated statements of operations and comprehensive income (loss).
The income tax benefit for the year ended December 31, 2017 was primarily attributable to $21.8 million in federal and state deferred tax benefit (which includes a $16.9 million tax benefit pertaining to the federal tax rate change as a result of the Tax Cut and Jobs Act of 2017 and the identification and recognition of $1.2 million of U.S. federal and state tax credits) and a foreign deferred tax benefit of $1.0 million, offset by a provision for federal and state current income taxes of $2.9 million, and foreign current tax expense of $2.6 million. This aggregate tax benefit of $17.3 million is inclusive of $1.8 million of reserves provided for unrecognized tax benefits.
The income tax benefit for the year ended December 31, 2018 was primarily attributable to $9.6 million of a federal and state deferred tax benefit, a foreign deferred tax benefit of $0.8 million, and a federal and state current income taxes benefit of $1.3 million, partially offset by foreign current tax expense of $5.4 million. This aggregate tax benefit of $10.4 million is inclusive of $2.2 million of reserves provided for unrecognized tax benefits.

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
Our revenue is generated primarily from our products and services delivered on a subscription basis, which include web hosting, domains, website builders, search engine marketing and other similar services. We also generate non-subscription revenue through premium domain sales and domain parking (which we refer to as domain monetization) and marketing development funds. Non-subscription revenue declined from $41.5 million for the year ended December 31, 2016 to $39.4 million for the year ended December 31, 2017, and represented 4% of total revenue for the year ended December 31, 2016, and 3% of total revenue for the year ended December 31, 2017.
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
Our domain segment revenue decreased by $2.0 million, or 1%, from $135.6 million for the year ended December 31, 2016 to $133.6 million for the year ended December 31, 2017, primarily due to a reduction in domain monetization revenue.

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

	Year Ended December 31,
	2016	2017
	(in thousands)
Amortization expense	143,562	$140,354
Depreciation expense	48,120	46,235
Stock-based compensation expense	5,855	6,135
Cost of revenue for our web presence segment decreased by $0.3 million, or 0%, from $336.7 million for the year ended December 31, 2016 to $336.4 million for the year ended December 31, 2017. The decrease was due to lower amortization expense of $12.5 million. The offsets to this increase were primarily increased support costs to restructure and consolidate domestic customer support locations.
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
Cost of revenue for our domain segment increased by $27.5 million, or 29%, from $93.7 million for the year ended December 31, 2016 to $121.2 million for the year ended December 31, 2017. The increase was primarily due to an impairment charge of $18.7 million due to diminished cash flows from intangible assets, primarily domain monetization related assets, increased domain registration costs of $4.0 million, with the balance of the increase related to increased support and data center costs for our international expansion efforts.

Gross Profit

	Year Ended December 31,
	2016		2017		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Gross profit	$527,151	47%	$572,937	49%	$45,786	9%
Gross profit increased by $45.8 million, or 9%, from $527.2 million for the year ended December 31, 2016 to $572.9 million for the year ended December 31, 2017. This increase was primarily due to increased gross profit from our email marketing segment, which was partially offset by decreases in gross profit from our web presence and domain segments. Our gross profit as a percentage of revenue increased by 2 percentage points from 47% for the year ended December 31, 2016 to 49% for the year ended December 31, 2017, mainly due to the performance of our email marketing segment.
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

Our web presence segment gross profit decreased by $6.5 million, or 2%, from $312.1 million for the year ended December 31, 2016 to $305.6 million for the year ended December 31, 2017. The decrease was primarily due to the decrease in revenue discussed above.

Our email marketing segment gross profit increased by $81.7 million, or 47%, from $173.2 million for the year ended December 31, 2016 to $254.9 million for the year ended December 31, 2017. This increase was primarily due to the $74.4 million increase in revenue discussed above, and to a lesser extent, the $7.3 million reduction in cost of revenue discussed above.
Our domain segment gross profit decreased by $29.5 million, or 70%, from $41.9 million for the year ended December 31, 2016 to $12.4 million for the year ended December 31, 2017. This reduction was primarily due to the impairment charge of $18.7 million and other cost of revenue increases described above.
Operating Expense

	Year Ended December 31,
	2016		2017		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Sales and marketing	$303,511	27%	$277,460	24%	$(26,051)	(9)%
Engineering and development	87,601	8%	78,772	7%	(8,829)	(10)%
General and administrative	143,095	13%	163,972	14%	20,877	15%
Impairment of goodwill	—	—%	12,129	1%	12,129	NA
Transaction expenses	32,284	3%	773	—%	(31,511)	(98)%
Total	$566,491	51%	$533,106	45%	$(33,385)	(6)%
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
Sales and marketing expense for our domain segment increased by $4.2 million, or 27%, from $15.8 million for the year ended December 31, 2016 to $20.0 million for the year ended December 31, 2017. This increase was primarily attributable to expansion of our international operations.
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
Engineering and development expense for our web presence segment increased by $1.9 million, or 5%, from $37.3 million for the year ended December 31, 2016 to $39.2 million for the year ended December 31, 2017. This increase was primarily attributable to a shift in engineering resources from our email marketing segment to our web presence segment, and is net of $9.0 million of impairment charges in 2016 that did not recur in 2017.

Engineering and development expense for our email marketing segment decreased by $13.5 million, or 29%, from $46.9 million for the period ended December 31, 2016 to $33.4 million for the year ended December 31, 2017. This decrease was primarily attributable to cost reductions and engineering resource shifts from our email marketing segment to our web presence segment, which together accounted for $14.8 million of the decrease. Additionally, restructuring charges declined by $3.5 million and depreciation declined by $2.1 million. These cost decreases were partially offset by the inclusion of Constant Contact for the entire year for fiscal year 2017.

Engineering and development expense for our domain segment increased by $2.7 million, or 80%, from $3.4 million for the year ended December 31, 2016 to $6.1 million for the year ended December 31, 2017. The increase was primarily attributable to our international expansion efforts during 2017.
General and Administrative. General and administrative expense increased by $20.9 million, or 15%, from $143.1 million for the year ended December 31, 2016 to $164.0 million for the year ended December 31, 2017. This increase was primarily attributable to the SEC investigations reserve of $8.0 million, increased restructuring costs of $6.1 million and an increase in stock-based compensation expense of $4.2 million. Our general and administrative expenses primarily consist of consolidated corporate wide support functions, and the costs of these functions are allocated between our three segments primarily based on relative revenues.
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

Other expense, net increased by $6.6 million, or 4%, from $150.5 million for the year ended December 31, 2016 to $157.0 million for the year ended December 31, 2017. The increase primarily consists of immediately expensed deferred financing costs of $5.5 million and a loss on extinguishment of debt of $1.0 million, both arising from our 2017 term loan refinancing.

Income Tax Expense (Benefit)

	Year Ended December 31,		Change
	2016	2017	Amount	%
	(dollars in thousands)
Income tax benefit	$(109,858)	$(17,281)	$92,577	(84)%

For the years ended December 31, 2016 and 2017, we recognized an income tax benefit of $109.9 million and $17.3 million, respectively, in the consolidated statements of operations and comprehensive income (loss).

The income tax benefit for the year ended December 31, 2017 was primarily attributable to $21.8 million in federal and state deferred tax benefit (which includes a $16.9 million tax benefit pertaining to the federal tax rate change as a result of the Tax Cut and Jobs Act of 2017 and the identification and recognition of $1.2 million of U.S. federal and state tax credits) and a foreign deferred tax benefit of $1.0 million, offset by a provision for federal and state current income taxes of $2.9 million, and foreign current tax expense of $2.6 million. This aggregate tax benefit of $17.3 million is inclusive of a reserve of $1.8 million for unrecognized tax benefits.

The income tax benefit for the year ended December 31, 2016 was primarily attributable to a $52.5 million change in the valuation allowance, a federal and state deferred tax benefit of $50.7 million (which includes the identification and recognition of $9.2 million of U.S. federal and state tax credits), and a foreign deferred tax benefit of $10.0 million, partially offset by a provision for federal and state current income taxes of $1.1 million and foreign current tax expense of $2.3 million. The deferred tax benefits recorded during the year ended December 31, 2016 were primarily attributable to the acquisition of Constant Contact, which resulted in the recognition of a significant amount of deferred tax liabilities which offset previously recorded deferred tax assets for a which a valuation allowance was previously provided.
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
We refer to the 2018 Term Loan (or prior to June 20, 2018, the 2017 Term Loan) and the 2016 Revolver together as the "Senior Credit Facilities."
2018 First Lien Term Loan Facility. The 2018 Term Loan was issued at par and has a maturity date of February 9, 2023. The 2018 Term Loan automatically bears interest at an alternate base rate unless we give notice to opt for the LIBOR-based interest rate. The LIBOR-based interest rate for the 2018 Term Loan is 3.75% per annum plus the greater of an adjusted LIBOR and 1.00%. The alternate base rate for the 2018 Term Loan is 2.75% per annum plus the greatest of the prime rate, the federal funds effective rate plus 0.50%, an adjusted LIBOR for a one-month interest period plus 1.00%, and 2.00%. The 2018 Term Loan requires quarterly mandatory repayments of principal. For the year ended December 31, 2018, we made three mandatory repayments of $7.9 million each, and three voluntary prepayments for a total of $51.6 million in voluntary prepayments following the refinancing of the 2017 Term Loan.
2017 First Lien Term Loan Facility. The 2017 Term Loan was issued at a price of 99.75% of par and had a maturity date of February 9, 2023. The 2017 Term Loan automatically bore interest at an alternate base rate unless we gave notice to opt for the LIBOR-based interest rate. The LIBOR-based interest rate for the 2017 Term Loan was 4.00% per annum plus the greater of an adjusted LIBOR and 1.00%. The alternate base rate for the 2017 Term Loan was 3.00% per annum plus the greatest of the prime rate, the federal funds effective rate plus 0.50%, an adjusted LIBOR for a one-month interest period plus 1.00%, and 2.00%. The 2017 Term Loan required quarterly mandatory repayments of principal. During the year ended December 31, 2018, we made one mandatory repayment of $8.5 million and one voluntary prepayment of $17.0 million prior to the refinancing of the 2017 Term Loan.
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
As of December 31, 2018, we had cash and cash equivalents totaling $88.6 million and negative working capital of $300.7 million, which included the $31.6 million current portion of the 2018 Term Loan. There was no balance outstanding on the 2016 Revolver as of December 31, 2018. In addition, we had approximately $1,802.0 million of long term indebtedness, including of deferred financing costs, outstanding under the 2018 Term Loan and the Senior Notes. We also had $467.9 million of short-term and long-term deferred revenue, which is not expected to be payable in cash.

Debt Covenants

Senior Credit Facilities
The Senior Credit Facilities require that we comply with a financial covenant to maintain a maximum ratio of consolidated net senior secured indebtedness to Bank Adjusted EBITDA (as defined below).
The Senior Credit Facilities contain covenants that limit our ability to, among other things, incur additional debt or issue certain preferred shares; pay dividends on or make other distributions in respect of capital stock; make other restricted payments; make certain investments; sell or transfer certain assets; create liens on certain assets to secure debt; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and enter into certain transactions with affiliates. Additionally, the Senior Credit Facilities require us to comply with certain negative covenants and specify certain events of default that could result in amounts becoming payable, in whole or in part, prior to their maturity dates. We were in compliance with all covenants at December 31, 2018.
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
We were in compliance with all covenants under the Senior Credit Facilities and the Senior Notes at December 31, 2018.

Secured Net Leverage Ratio

The Senior Credit Facilities require that we comply with a financial covenant to maintain a maximum ratio of consolidated senior secured net indebtedness on the date of determination to an adjusted consolidated EBITDA measure, which we refer to as "Bank Adjusted EBITDA", for the most recently completed four quarters (which we refer to as trailing twelve months, or "TTM"). This net leverage ratio is tested as of the last day of each fiscal quarter and was required to be at or below 6.50 to 1.00 through December 31, 2016 and at or below 6.25 to 1.00 from March 31, 2017 through December 31, 2017, and may not exceed 6.00 to 1.00 from March 31, 2018 and thereafter. As of December 31, 2018, we were in compliance with this covenant.

The credit agreement governing the Senior Credit Facilities defines consolidated senior secured net indebtedness as our and our restricted subsidiaries' aggregate amount of indebtedness that is secured by a lien not expressly subordinated to the liens securing the Senior Credit Facilities. Consolidated senior secured net indebtedness is determined on a consolidated basis in accordance with GAAP and consists only of indebtedness for borrowed money, unreimbursed obligations under letters of credit, obligations with respect to property, plant and equipment financing obligations and debt obligations evidenced by promissory notes and similar instruments, minus the aggregate amount of cash and permitted investments, excluding cash and permitted investments that are restricted.
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

As of December 31, 2018, our secured net leverage ratio on a TTM basis was 4.19 to 1.00 and was calculated as follows:

	For the three months ended,
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	TTM
	(in thousands except ratios)
Net (loss) income	$(2,528)	$627	$(6,335)	$12,770	$4,534
Interest expense	36,050	38,346	37,527	37,557	149,480
Income tax expense (benefit)	(1,943)	(946)	11,715	(15,072)	(6,246)
Depreciation	12,068	12,796	11,889	11,454	48,207
Amortization of other intangible assets	25,735	25,978	26,177	25,258	103,148
Stock-based compensation	6,992	7,390	7,550	7,132	29,064
Integration and restructuring costs	1,529	1,295	197	347	3,368
Transaction expenses and charges	—	—	—	—	—
(Gain) loss of unconsolidated entities	27	(25)	—	265	267
Impairment of long-lived assets	—	—	—	—	—
(Gain) loss on assets, not ordinary course	—	—	—	—	—
Legal advisory expenses	10,501	710	(832)	159	10,538
Billed revenue to GAAP revenue adjustment	11,098	(2,431)	(4,834)	(8,035)	(4,202)
Domain registration cost cash to GAAP adjustment	(1,222)	1,258	1,299	1,255	2,590
Currency translation	(6)	(17)	(17)	(506)	(546)
Bank Adjusted EBITDA	$98,301	$84,981	$84,336	$72,584	$340,202

Current portion of notes payable					$31,606
Current portion of financed equipment					8,379
Notes payable - long term					1,770,055
Financed equipment - long term					—
Original issue discounts and deferred financing costs					53,341
Less:
Unsecured notes					(350,000)
Cash					(88,644)
Certain permitted restricted cash					(101)
Net senior secured indebtedness					$1,424,636
Net leverage ratio					4.19
Maximum net leverage ratio					6.00
Cash and Cash Equivalents

As of December 31, 2018, our cash and cash equivalents were primarily held for working capital purposes and for required principal and interest payments under our indebtedness. A majority of our cash and cash equivalents was held in operating accounts. Our cash and cash equivalents increased by $22.1 million from $66.5 million at December 31, 2017 to $88.6 million at December 31, 2018. Of the $88.6 million cash and cash equivalents we had at December 31, 2018, $26.5 million was held in foreign countries, and due to tax reasons, we do not plan to repatriate this cash in the near future. We used cash on hand at December 31, 2017 and cash flows from operations to purchase property and equipment and to make our debt repayments on the 2017 and 2018 Term Loan, as described under "Financing Activities" below. Our future capital requirements will depend on many factors including, but not limited to our growth rate, our level of sales and marketing activities, the development and introduction of new and enhanced products and services, market acceptance of our solutions, potential settlements of legal proceedings, acquisitions, and our gross profits and operating expenses. We believe that our current cash and cash equivalents and operating cash flows will be sufficient to meet our anticipated working capital and capital expenditure requirements, as well as our required principal and interest payments under our indebtedness, for at least the next 12 months.

The following table shows our purchases of property and equipment, principal payments on property, plant and equipment financing obligations, depreciation, amortization and cash flows from operating activities, investing activities and financing activities for the stated period:

	Year ended December 31,
	2016	2017	2018
	(in thousands)
Purchases of property and equipment	$(37,259)	$(43,062)	$(45,880)
Principal payments on financed equipment	(5,892)	(7,390)	(7,439)
Depreciation	60,360	55,185	48,207
Amortization	155,222	152,162	114,280
Cash flows provided by operating activities	154,961	201,273	182,552
Cash flows used in investing activities	(930,147)	(44,498)	(45,882)
Cash flows provided by (used in) financing activities	796,396	(146,705)	(113,421)

Capital Expenditures
Our capital expenditures on the purchase of property and equipment for the years ended December 31, 2017 and 2018 were $43.1 million and $45.9 million, respectively. The higher property and equipment expenditures in the year ended December 31, 2018 consisted primarily of an investment in data center and customer infrastructure, including internally developed software. In addition, during the years ended December 31, 2017 and 2018 we made principal payments of $7.4 million and $7.4 million, respectively, under property, plant and equipment financings for software. The remaining balance payable on the property, plant and equipment financings is $8.4 million as of December 31, 2018.
Depreciation
Our depreciation expense for the years ended December 31, 2017 and 2018 decreased by $7.0 million from $55.2 million to $48.2 million, respectively. This decrease was primarily due to a reduction in depreciation for our email marketing segment as certain assets became fully depreciated.
Amortization
Our amortization expense, which includes amortization of other intangible assets, amortization of deferred financing costs and amortization of net present value of deferred consideration, decreased by $37.9 million from $152.2 million for the year ended December 31, 2017 to $114.3 million for the year ended December 31, 2018. Of this decrease in amortization expense, $37.2 million related to lower amortization expense of intangible assets relating to businesses and assets acquired. These decreases were partially offset by a decrease of $0.9 million relating to increased amortization of deferred financing costs and an increase of $0.4 million relating to amortization of original issue discounts related to our Senior Credit Facilities.
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
During fiscal year 2018, we adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which superseded nearly all existing revenue recognition guidance under U.S. GAAP. Our implementation of Topic 606 resulted in an increase of $23.1 million to our deferred revenue balance as of January 1, 2018. At the same time, our subscriber billings decreased during fiscal year 2018 as compared to fiscal year 2017 due to subscriber attrition, which partially offset the increase in deferred revenue from the adoption of Topic 606.
Net cash provided by operating activities was $182.6 million for the year ended December 31, 2018 compared with $201.3 million for the year ended December 31, 2017. Net cash provided by operating activities for the year ended December 31, 2018 consisted of net profit of $4.5 million, offset by non-cash charges of $183.1 million and an unfavorable net change of $5.1 million in our operating assets and liabilities. The $5.1 million of cash outlays for operating assets and liabilities was primarily due to lower subscriber billings resulting from subscriber attrition, which adversely impacted deferred revenue. In addition, we paid $8.0 million to settle our SEC investigations and $5.7 million to purchase an interest rate cap. These uses of cash were partially offset by lower payments for interest expense and lower payments for restructuring

programs.We expect cash provided by operations to decrease in fiscal year 2019 by five to ten percent from the levels achieved in fiscal year 2018 as we continue to invest in engineering and development.
Net cash provided by operating activities was $201.3 million for the year ended December 31, 2017, compared with $155.0 million for the year ended December 31, 2016. Net cash provided by operating activities for the year ended December 31, 2017 consisted of a net loss of $99.8 million, offset by non-cash charges of $282.2 million and a net change of $18.9 million in our operating assets and liabilities. The net change in our operating assets and liabilities included an increase in deferred revenue of $8.2 million, which was $46.2 million less than in the same period in 2016. The increase in net cash provided by operating activities was the result of a reduction in Constant Contact acquisition and restructuring related payments, which favorably impacted the fiscal year 2017 period by $42.7 million. In addition, increased operating profit in our email marketing segment had a favorable impact on cash flow provided by operations. These increases in cash flow were partially offset by increased interest payments of $22.1 million as we incurred a full year of interest payments on the debt incurred to acquire Constant Contact.

Net cash provided by operating activities was $155.0 million for the year ended December 31, 2016, and consisted of a net loss of $81.2 million, offset by non-cash charges of $168.9 million and a net change of $67.3 million in our operating assets and liabilities.
Investing Activities
Cash flows used in investing activities consist primarily of purchase of property and equipment, acquisition consideration payments, and changes in restricted cash balances.
During the year ended December 31, 2018, cash flows used in investing activities was $45.9 million, which was used to purchase property and equipment.
During the year ended December 31, 2017, we used $43.1 million of cash to purchase property and equipment and $2.0 million of cash to acquire intangible assets, net of proceeds of $0.5 million from asset disposals.
During the year ended December 31, 2016, we used $887.9 million of cash, net of cash acquired, for the purchase consideration for our acquisitions of Constant Contact and AppMachine. We also used $36.6 million of cash to purchase property and equipment, net of proceeds from disposals of $0.7 million. In addition, we paid $0.6 million for a convertible promissory note from a business that provides web and mobile management solutions, with the potential for subsequent purchases of up to $0.4 million of additional convertible notes, and $5.0 million for a minority interest investment in Fortifico Limited, a company providing a billing, customer support and CRM solution to small and mid-sized businesses.
Financing Activities
Cash flow from financing activities consists primarily of the net change in our overall indebtedness, payment of associated financing costs, payment of deferred consideration for our acquisitions and the issuance or repurchase of equity.
During the year ended December 31, 2018, cash flows used in financing activities was $113.4 million. We paid $100.8 million of principal payments related to our 2017 Term Loan and 2018 Term Loan, which included mandatory repayments of $32.2 million and voluntary repayments of $68.6 million. We also made $7.4 million of principal payments related to property, plant and equipment financing obligations and $4.5 million deferred consideration payments relating to AppMachine. In addition, we paid $1.6 million for deferred financing costs relating to the 2018 refinancing. These payments were partially offset by $0.9 million of proceeds that we received from the exercise of stock options. For fiscal year 2019, we plan to continue to use our cash flow from operations to reduce our outstanding debt obligations, including both voluntary and mandatory repayments, in amounts similar to those paid during fiscal year 2018.
During the year ended December 31, 2017, cash flows used in financing activities was $146.7 million. We made repayments on our term loans of $1,797.6 million (including the refinancing of our 2017 Term Loan, which provided new term debt proceeds of $1,693.0 million), for a net cash debt payment of $100.4 million during fiscal year 2017. In addition, we incurred $6.3 million of costs related to the 2017 Term Loan refinancing, made property, plant and equipment financing payments of $7.4 million, paid $5.4 million of deferred consideration (primarily related to our AppMachine acquisition), and made the final payment of non-controlling interest obligations of $25.0 million to acquire all equity interests in WZ UK. These cash outlays were partially offset by $2.0 million in proceeds from the exercise of stock options.
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

Free Cash Flow

Free cash flow, or FCF, is a non-GAAP financial measure that we calculate as GAAP cash flow from operations less capital expenditures and property, plant and financed equipment. We believe that FCF provides investors with an indicator of our ability to generate positive cash flows after meeting our obligations with regard to capital expenditures (including property, plant and financed equipment). The following table reflects the reconciliation of cash flow from operations to free cash flow (all data in thousands):

	For the year ended December 31,
	2016	2017	2018
Cash flow from operations	$154,961	$201,273	$182,552
Less:
Capital expenditures and financed equipment (1)	(43,151)	(50,452)	(53,319)
Free cash flow	$111,810	$150,821	$129,233

(1)
Capital expenditures during the year ended December 31, 2017 includes $7.4 million of principal payments under a three year agreement for equipment financing. Capital expenditures during the year ended December 31, 2018 includes $7.4 million of principal payments under a two year agreement for equipment financing. The remaining balance on the equipment financing is $8.4 million as of December 31, 2018.

Free cash flow decreased from $150.8 million for the year ended December 31, 2017 to $129.2 million for the year ended December 31, 2018. This decrease of $21.6 million was primarily driven by the same factors that led to a decrease in adjusted EBITDA from $350.8 million to $338.1 million, including reduced revenues from our non-strategic web presence brands and increased investment in engineering and development resources. Additionally, we experienced lower cash billings due to subscriber attrition, mainly from our non-strategic brands, which reduced deferred revenue by $6.3 million; paid $8.0 million to settle our SEC investigations; and paid $5.7 million to purchase an interest rate cap. These reductions in free cash flow were partially offset by lower payments for both interest expense and restructuring costs. We expect free cash flow for fiscal year 2019 to decline by approximately five to ten percent as we continue to invest in engineering and development resources to further enhance our products.

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
Net Operating Loss (NOL) Carry-Forwards
As of December 31, 2018, we had NOL carry-forwards available to offset future U.S. federal taxable income of approximately $108.9 million and future state taxable income of approximately $115.5 million. These NOL carry-forwards expire on various dates through 2038. Under the Tax Cuts and Jobs Act of 2017, or the Tax Act, NOL carry-forwards arising in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the use of such NOLs is limited to 80% of our taxable income in any future taxable year. It is uncertain how various states will respond to the Tax Act. As of December 31, 2018, we had NOL carry-forwards in foreign jurisdictions available to offset future foreign taxable income by approximately $13.8 million. We have loss carry-forwards that begin to expire in 2021 in China totaling $0.9 million. We have loss carryforwards that begin to expire in 2020 in India totaling $0.5 million. We have loss carry-forwards that begin to expire in 2020 in the Netherlands totaling $12.1 million. We also have loss carry-forwards in Singapore of $0.3 million, which have an indefinite carry-forward period.
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
Backlog and Deferred Revenue
We define our backlog as the total committed value of our contracts which have not been recognized as revenue at the end of a period. Since we require prepayments for all our products and services, our backlog is equal to our deferred revenue balance. Our backlog as of December 31, 2017 and 2018 was $452.9 million and $467.9 million, respectively. Because revenue for any period is a function of revenue recognized from deferred revenue under contracts in existence at the beginning of a period, as well as contract renewals and new customer contracts during the period, backlog at the beginning of any period is not necessarily indicative of future performance. Our presentation of backlog may differ from other companies in our industry.
Contractual Obligations and Commitments
Our principal commitments consist of obligations under our outstanding debt facilities, which in 2018 included one quarterly principal repayment of $8.5 million against the 2017 Term Loan and three quarterly principal repayments of $7.9 million against the refinanced 2018 Term Loan, interest payments on the 2017 Term Loan and 2018 Term Loan, which are typically three-month LIBOR loans, and interest payments on the Senior Notes; non-cancelable leases for our office space; deferred payment obligations related to acquisitions; and purchase obligations under significant contracts. The following table summarizes these contractual obligations as of December 31, 2018:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt obligations:
Principal payments on term loan facilities and notes	$1,855,002	$31,606	$63,212	$1,410,184	$350,000
Interest payments and other debt facility related fees(1)	703,571	138,288	266,529	257,900	40,854
Financed equipment	8,676	8,676	—	—	—
Operating lease obligations	114,141	20,770	38,206	29,565	25,600
Deferred consideration(2)	3,789	2,425	1,364	—	—
Purchase commitments	47,661	33,466	13,320	875	—
Total	$2,732,840	$235,231	$382,631	$1,698,524	$416,454

(1)
Term loan facility interest rate is based on adjusted LIBOR plus 375 basis points for the 2018 Term Loan, subject to a LIBOR floor of 1.00%. As of December 31, 2018, the interest rates on the 2018 Term Loan and the Senior Notes were 6.44% and 10.875%, respectively. The 2018 Term Loan and the Senior Notes mature on February 9, 2023, and February 1, 2024, respectively. Our revolving credit facility, which has no balance outstanding as of December 31, 2018, has maturity dates of February 9, 2021 and June 20, 2023 for the non-extended tranche and extended tranche, respectively, and bears a non-refundable commitment fee, equal to 0.50% per annum (subject to a leverage-based step-down) of the daily unused principal amount .

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
Interest Rate Sensitivity

We had cash and cash equivalents of $88.6 million at December 31, 2018, the majority of which was held in operating accounts for working capital purposes and other general corporate purposes which includes payment of principal and interest under our indebtedness. As of December 31, 2018, we had approximately $1,505.0 million of indebtedness outstanding under our 2018 Term Loan, $350.0 million outstanding under the Notes and $0.0 million outstanding under the 2016 Revolver.
The 2018 Term Loan automatically bears interest at the bank’s reference rate unless we give notice to opt for LIBOR based interest rate term loans. The interest rate for a LIBOR based interest term loan is 3.75% plus the greater of an adjusted LIBOR and 1.00%, and the interest rate for a reference rate term loan was 3.00% per annum plus the greatest of the prime rate, the federal funds effective rate plus 0.50%, an adjusted LIBOR for a one-month interest period plus 1.00%, or 2.00%.
We have the ability to draw down against the 2016 Revolver using a LIBOR-based interest rate or an alternate base rate. The LIBOR-based interest rate for a non-extended revolving loan is 4.00% per annum (subject to a leverage-based step-down)and for an extended revolving loan is 3.25% per annum (subject to a leverage-based step-down), in each case plus an adjusted LIBOR for a selected interest period. The alternate base rate for a non-extended revolving loan is 3.00% per annum (subject to a leverage-based step-down) and for an extended revolving loan is 2.25% per annum (subject to a leverage-based step-down),in each case plus the greatest of the prime rate, the federal funds rate plus 0.50% and an adjusted LIBOR or a one-month interest period plus 1.00%. We are also required to pay a commitment fee of 0.50% per annum (subject to a leverage-based step-down) to the lenders based on the average daily unused principal amount of the 2016 Revolver.
Based on our aggregate indebtedness outstanding under our new first lien term loan facility of $1,505.0 million as of December 31, 2018, a 100 basis point increase in the adjusted LIBOR above the LIBOR floor would result in a $15.6 million increase in our aggregate interest payments over a 12-month period, and a 100 basis point decrease at the current LIBOR rate would result in a $15.6 million decrease in our interest payments.
We have entered into two interest rate caps as part of our risk management strategy. The three-year interest rate cap we entered into in December 2015 limits our exposure beginning on February 29, 2016 to LIBOR interest rate increases over 2.0% on$500.0 million of our 2018 Term Loan (and prior to June 20, 2018, our 2017 Term Loan). The three-year interest rate cap we entered into in June 2018 limits our exposure beginning on August 28, 2018 to LIBOR interest rate increases over 3.0% on $800.0 million of our 2018 Term Loan. The LIBOR interest rate applicable to our 2018 Term Loan as of December 31, 2018 was approximately 2.69%.
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
Board of Directors and Stockholders
Endurance International Group Holdings, Inc.
Burlington, Massachusetts

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Endurance International Group Holdings, Inc. (the “Company”) as of December 31, 2017 and 2018, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as "the consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 21, 2019 expressed an unqualified opinion thereon.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, on January 1, 2018, the Company changed its method of accounting for revenue and direct costs of revenue from sales to customers due to the adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606).

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
Boston, Massachusetts
February 21, 2019

Endurance International Group Holdings, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31, 2017	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$66,493	$88,644
Restricted cash	2,625	1,932
Accounts receivable	15,945	12,205
Prepaid domain name registry fees	53,805	56,779
Prepaid commissions	—	41,458
Prepaid and refundable taxes	4,367	7,235
Prepaid expenses and other current assets	23,908	27,855
Total current assets	167,143	236,108
Property and equipment—net	95,452	92,275
Goodwill	1,850,582	1,849,065
Other intangible assets—net	455,440	352,516
Deferred financing costs	3,189	2,656
Investments	15,267	15,000
Prepaid domain name registry fees, net of current portion	10,806	11,207
Prepaid commissions, net of current portion	—	42,472
Other assets	2,155	5,208
Total assets	$2,600,034	$2,606,507
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,058	$12,449
Accrued expenses	78,601	79,279
Accrued taxes	338	2,498
Accrued interest	24,457	25,259
Deferred revenue	361,940	371,758
Current portion of notes payable	33,945	31,606
Current portion of financed equipment	7,630	8,379
Deferred consideration—short term	4,365	2,425
Other current liabilities	4,031	3,147
Total current liabilities	526,365	536,800
Long-term deferred revenue	90,972	96,140
Notes payable—long term, net of original issue discounts of $25,811 and $21,349, and deferred financing costs of $37,736 and $31,992, respectively	1,858,300	1,770,055
Financed equipment—long term	7,719	—
Deferred tax liability—long term	19,696	16,457
Deferred consideration—long term	3,551	1,364
Other liabilities	10,426	11,237
Total liabilities	2,517,029	2,432,053
Stockholders’ equity:
Preferred Stock—par value $0.0001; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock—par value $0.0001; 500,000,000 shares authorized; 140,190,695 and 143,444,515 shares issued at December 31, 2017 and December 31, 2018, respectively; 140,190,695 and 143,444,178 outstanding at December 31, 2017 and December 31, 2018, respectively	14	14
Additional paid-in capital	931,033	961,235
Accumulated other comprehensive loss	(541)	(3,211)
Accumulated deficit	(847,501)	(783,584)
Total stockholders’ equity	83,005	174,454
Total liabilities and stockholders’ equity	$2,600,034	$2,606,507
See accompanying notes to consolidated financial statements.

Endurance International Group Holdings, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except share and per share amounts)

	Year Ended December 31, 2016	Year Ended December 31, 2017	Year Ended December 31, 2018
Revenue	$1,111,142	$1,176,867	$1,145,291
Cost of revenue	583,991	603,930	520,737
Gross profit	527,151	572,937	624,554
Operating expense:
Sales and marketing	303,511	277,460	265,424
Engineering and development	87,601	78,772	87,980
General and administrative	143,095	163,972	124,204
Transaction costs	32,284	773	—
Impairment of goodwill	—	12,129	—
Total operating expense	566,491	533,106	477,608
(Loss) income from operations	(39,340)	39,831	146,946
Other income (expense):
Other income (expense), net	1,862	(600)	—
Interest income	576	736	1,089
Interest expense	(152,888)	(157,142)	(149,480)
Total other expense—net	(150,450)	(157,006)	(148,391)
Loss before income taxes and equity earnings of unconsolidated entities	(189,790)	(117,175)	(1,445)
Income tax benefit	(109,858)	(17,281)	(6,246)
(Loss) income before equity earnings of unconsolidated entities	(79,932)	(99,894)	4,801
Equity loss (income) of unconsolidated entities, net of tax	1,297	(110)	267
Net (loss) income	$(81,229)	$(99,784)	$4,534
Net (loss) income attributable to non-controlling interest	(15,167)	277	—
Excess accretion of non-controlling interest	6,769	7,247	—
Total net income (loss) attributable to non-controlling interest	(8,398)	7,524	—
Net (loss) income attributable to Endurance International Group Holdings, Inc.	$(72,831)	$(107,308)	$4,534
Comprehensive loss:
Foreign currency translation adjustments	(597)	3,091	(2,233)
Unrealized (loss) gain on cash flow hedge, net of taxes of ($792), $11 and ($137) for the years ended December 31, 2016, 2017 and 2018	(1,351)	34	(437)
Total comprehensive (loss) income	$(74,779)	$(104,183)	$1,864
Net (loss) income per share attributable to Endurance International Group Holdings, Inc. - basic earnings per share	$(0.55)	$(0.78)	$0.03
Net (loss) income per share attributable to Endurance International Group Holdings, Inc. - diluted earnings per share	$(0.55)	$(0.78)	$0.03
Weighted-average number of common shares used in computing net (loss) income per share attributable to Endurance International Group Holdings, Inc.
Basic	133,415,732	137,322,201	142,316,993
Diluted	133,415,732	137,322,201	145,669,760
See accompanying notes to consolidated financial statements.

Endurance International Group Holdings, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Number	Amount
Balance—December 31, 2015	131,938,485	$14	$848,740	$(1,718)	$(667,362)	$179,674
Vesting of restricted shares	2,458,886	—	—	—	—	—
Exercise of stock options	396,486	—	2,564	—	—	2,564
Other comprehensive loss	—	—	—	(1,948)	—	(1,948)
Non-controlling interest accretion	—	—	(30,844)	—	—	(30,844)
Investment in Constant Contact	—	—	5,395	—	—	5,395
Net loss attributable to non-controlling interest	—	—	(15,167)	—	—	(15,167)
Net loss attributable to Endurance International Group Holdings, Inc.	—	—	—	—	(72,831)	(72,831)
Stock-based compensation	—	—	57,540	—	—	57,540
Balance—December 31, 2016	134,793,857	14	868,228	(3,666)	(740,193)	124,383
Vesting of restricted shares	5,040,609	—	—	—	—	—
Exercise of stock options	356,229	—	2,049	—	—	2,049
Other comprehensive loss	—	—	—	3,125	—	3,125
Net loss attributable to non-controlling interest	—	—	277	—	—	277
Net loss attributable to Endurance International Group Holdings, Inc.	—	—	—	—	(107,308)	(107,308)
Stock-based compensation	—	—	60,479	—	—	60,479
Balance—December 31, 2017	140,190,695	14	931,033	(541)	(847,501)	83,005
Vesting of restricted shares	3,122,079	—	—	—	—	—
Exercise of stock options	131,404	—	887	—	—	887
Other comprehensive loss	—	—	—	(2,670)	—	(2,670)
Adjustment to beginning retained earnings resulting from adoption of ASC 606, net of tax impact of $7.0 million	—	—	—	—	59,383	59,383
Net loss attributable to Endurance International Group Holdings, Inc.	—	—	—	—	4,534	4,534
Stock-based compensation	—	—	29,315	—	—	29,315
Balance—December 31, 2018	143,444,178	$14	$961,235	$(3,211)	$(783,584)	$174,454
See accompanying notes to consolidated financial statements.

Endurance International Group Holdings, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31, 2016	Year Ended December 31, 2017	Year Ended December 31, 2018
Cash flows from operating activities:
Net (loss) income	$(81,229)	$(99,784)	$4,534
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation of property and equipment	60,360	55,185	48,207
Amortization of other intangible assets from acquisitions	143,562	140,354	103,148
Amortization of deferred financing costs	6,073	7,316	6,454
Amortization of net present value of deferred consideration	2,617	632	373
Amortization of original issuance discount	2,970	3,860	4,305
Impairment of long-lived assets	9,039	18,731	—
Impairment of investments	—	600	—
Impairment of goodwill	—	12,129	—
Stock-based compensation	58,267	60,001	29,064
Deferred tax benefit	(113,242)	(22,807)	(10,438)
(Gain) loss on sale of assets	(243)	(315)	198
Gain from unconsolidated entities	(1,862)	(110)	—
Loss of unconsolidated entities	1,297	—	267
Financing costs expensed	—	5,487	1,228
Loss on early extinguishment of debt	—	992	331
Dividend from minority interest	100	100	—
Gain from change in deferred consideration	(20)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(1,620)	(3,102)	3,616
Prepaid expenses and other current assets	(4,932)	5,435	(11,759)
Accounts payable and accrued expenses	19,458	8,334	9,339
Deferred revenue	54,366	8,235	(6,315)
Net cash provided by operating activities	154,961	201,273	182,552
Cash flows from investing activities:
Businesses acquired in purchase transaction, net of cash acquired	(887,937)	—	—
Purchases of property and equipment	(37,259)	(43,062)	(45,880)
Cash paid for minority investment	(5,600)	—	—
Proceeds from sale of assets	676	530	6
Purchases of intangible assets	(27)	(1,966)	(8)
Net cash used in investing activities	(930,147)	(44,498)	(45,882)

Endurance International Group Holdings, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31, 2016	Year Ended December 31, 2017	Year Ended December 31, 2018
Cash flows from financing activities:
Proceeds from issuance of term loan	1,056,178	1,693,007	1,580,305
Repayment of term loan	(55,200)	(1,797,634)	(1,681,094)
Proceeds from borrowing of revolver	54,500	—	—
Repayment of revolver	(121,500)	—	—
Payment of financing costs	(52,561)	(6,304)	(1,580)
Payment of deferred consideration	(51,044)	(5,433)	(4,500)
Payment of redeemable non-controlling interest liability	(33,425)	(25,000)	—
Principal payments on financed equipment	(5,892)	(7,390)	(7,439)
Proceeds from exercise of stock options	2,564	2,049	887
Capital investment from minority interest partner	2,776	—	—
Net cash provided by (used in) financing activities	796,396	(146,705)	(113,421)
Net effect of exchange rate on cash and cash equivalents and restricted cash	1,610	2,150	(1,791)
Net increase in cash and cash equivalents and restricted cash	22,820	12,220	21,458
Cash and cash equivalents and restricted cash:
Beginning of period	34,078	56,898	69,118
End of period	$56,898	$69,118	$90,576
Supplemental cash flow information:
Interest paid	$119,063	$141,157	$134,145
Income taxes paid	$4,278	$3,369	$4,141
Supplemental disclosure of non-cash financing activities:
Shares or awards issued in connection with acquisitions	$5,395	$—	$—
Assets acquired under equipment financing	$—	$15,536	$1,179
See accompanying notes to consolidated financial statements.

Endurance International Group Holdings, Inc.
Notes to Consolidated Financial Statements
1. Nature of Business
Formation and Nature of Business
Endurance International Group Holdings, Inc. (“Holdings”) is a Delaware corporation, which, together with its wholly owned subsidiary company, EIG Investors Corp. (“EIG Investors”), its primary operating subsidiary company, The Endurance International Group, Inc. (“EIG”), and other subsidiaries of EIG, collectively form the “Company”. The Company is a leading provider of cloud-based platform solutions designed to help small- and medium-sized businesses succeed online.
EIG and EIG Investors were incorporated in April 1997 and May 2007, respectively, and Holdings was originally formed as a limited liability company in October 2011 in connection with the acquisition of a controlling interest in EIG Investors, EIG and EIG’s subsidiaries by investment funds and entities affiliated with Warburg Pincus and Goldman, Sachs & Co. on December 22, 2011. On November 7, 2012, Holdings reorganized as a Delaware limited partnership and on June 25, 2013, Holdings converted into a Delaware C-corporation and changed its name to Endurance International Group Holdings, Inc.
2. Summary of Significant Accounting Policies
Basis of Preparation
The accompanying consolidated financial statements, which include the accounts of the Company and its subsidiaries, have been prepared using accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany transactions have been eliminated on consolidation.
Segment Information
Operating segments are defined as components of an enterprise that engage in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker ("CODM"). The Company has determined that its chief executive officer is the Company's CODM.
The Company has identified three operating segments: Web Presence, Domains and Email Marketing. The Company has determined that it does not satisfy aggregation criteria for these operating segments, and that each segment meets the quantitative threshold of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 280, Segment Reporting, or ASC 280. Therefore, all three operating segments are reportable segments.
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
Use of Estimates
U.S. GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates, judgments and assumptions used in preparing the accompanying consolidated financial statements are based on the relevant facts and circumstances as of the date of the consolidated financial statements. Although the Company regularly assesses these estimates, judgments and assumptions used in preparing the consolidated financial statements, actual results could differ from those estimates. Changes in estimates are recorded in the period in which they become known. The more significant estimates reflected in these consolidated financial statements include estimates of fair value of assets acquired and liabilities assumed under purchase accounting related to the Company’s acquisitions and when evaluating goodwill and long-lived assets for potential impairment, the estimated useful lives of intangible and depreciable assets, revenue recognition for contracts with multiple performance obligations, stock-based compensation, contingent consideration, derivative instruments, certain accruals, reserves and deferred taxes.
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
In accordance with the FASB’s fair value measurement guidance in Accounting Standard Update ("ASU") 2011-4, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

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

For the years ended December 31, 2016, 2017 and 2018, no subscriber represented 10% or more of the Company’s total revenue. Additionally, as of December 31, 2017 and 2018, no subscriber represented 10% or more of the Company’s total accounts receivable.
Property and Equipment
Property and equipment is recorded at cost or fair value if acquired in an acquisition. The Company also capitalizes the direct costs of constructing additional computer equipment for internal use, as well as upgrades to existing computer equipment which extend the useful life, capacity or operating efficiency of the equipment. Capitalized costs include the cost of materials, shipping and taxes. Materials used for repairs and maintenance of computer equipment are expensed and recorded as a cost of revenue. Materials on hand and construction-in-process are recorded as property and equipment. Assets recorded under property, plant and equipment financing are depreciated over the lease term. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets as follows:

Building	Thirty-five years
Software	Two to three years
Computers and office equipment	Three years
Furniture and fixtures	Five years
Leasehold improvements	Shorter of useful life or remaining term of the lease

Software Development Costs
The Company accounts for software development costs for internal use software under the provisions of ASC 350-40, Internal-Use Software. Accordingly, certain costs to develop internal-use computer software are capitalized, provided these costs are expected to be recoverable. During the years ended December 31, 2016, 2017 and 2018, the Company capitalized internal-use software development costs of $11.8 million, $10.2 million and $10.1 million, respectively.

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
Goodwill
Goodwill relates to amounts that arose in connection with various acquisitions and represents the difference between the purchase price and the fair value of the identifiable intangible and tangible net assets when accounted for using the purchase method of accounting. Goodwill is not amortized, but it is subject to periodic review for impairment. Events that would indicate impairment and trigger an interim impairment assessment include, but are not limited to, current economic and market conditions, a decline in the equity value of the business, a significant adverse change in certain agreements that would materially affect reported operating results, business climate or operational performance of the business and an adverse action or assessment by a regulator.
In accordance with ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350) Testing Goodwill for Impairment, or ASU 2011-08, the Company is required to review goodwill by reporting unit for impairment at least annually or more often if there are indicators of impairment present. A reporting unit is either the equivalent of, or one level below, an operating segment.

The Company has historically performed its annual goodwill test as of December 31 of each fiscal year. As a result of changes in its management structure during fiscal year 2017, including the change in the Company's chief executive officer, the Company has revised its internal reporting structure, which has resulted in a change to the Company's reporting units. The Company has identified a total of ten reporting units under its new structure. With the increase in reporting units, the Company determined that more time would be required to perform future goodwill impairment tests, and as a result, decided to accelerate the annual goodwill impairment test date to October 31 of each fiscal year, starting with the fiscal year 2017 test. The Company also early adopted the provisions of ASU 2017-04, which eliminates the second step of the goodwill impairment test. As a result, the Company's goodwill impairment test as of October 31, 2017 and all future goodwill impairment tests include only one step, which is a comparison of the carrying value of each reporting unit to its fair value, and any excess carrying value, up to the amount of goodwill allocated to that reporting unit is impaired.
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
The Company's goodwill impairment test as of October 31, 2017 resulted in a $12.1 impairment of goodwill to the Company's domain monetization reporting unit within the domain segment. The impairment is a direct result of a more rapid decline in domain parking revenue than originally expected, and to a lesser extent, reduced sales of premium domain names. Goodwill for this reporting unit has been completely impaired. Goodwill allocated to the other six reporting units was not impaired. As of the test date of October 31, 2018, the fair value for all reporting units was higher than their respective carrying values, and no impairment has been recorded. No triggering events were identified between the October 31, 2018 test and December 31, 2018.
The Company determines the fair value of each reporting unit by utilizing the income approach and the market approach. For the income approach, fair value is determined based on the present value of estimated future after-tax cash flows, discounted at an appropriate risk adjusted rate. The Company derives its discount rates using a capital asset pricing model and analyzing published rates for industries relevant to its reporting units to estimate the weighted-average cost of capital. The Company uses discount rates that are commensurate with the risks and uncertainty inherent in its business and in its internally developed forecasts. For fiscal years 2017 and 2018, the Company used a discount rate of 10.0% for all but one of its reporting units. The Company also performed sensitivity analysis on its discount rates. The Company uses internal forecasts to estimate future after-tax cash flows, which include an estimate of long-term future growth rates based on the Company's view of the long-term outlook for each reporting unit. Actual results may differ from those assumed in the Company's forecasts.
For the market approach, the Company uses a valuation technique in which values are derived based on valuation multiples from comparable public companies, and a valuation multiple from sales of comparable companies.
For the fiscal 2017 goodwill impairment analysis, the Company compared the fair value from the income approach to the market approach based on multiples of comparable public companies and noted no material variances in the valuation techniques. For the fiscal 2018 goodwill impairment analysis, the Company compared the fair value from the income approach to two market approaches, which included a valuation multiple of comparable public companies and a valuation multiple from sales of comparable companies. For three of the Company's reporting units, which represent approximately 95% of the Company's goodwill, the fair value derived from the income approach was consistent with the fair value derived from the two market approaches. The Company established the fair value for these reporting units based on the average fair value from all three valuation approaches.
For two of the Company's reporting units, which represent approximately 3% of the Company's goodwill, the Company based their fair value entirely upon the income approach, as these two reporting units are experiencing declining cash flows and are expected to continue to experience declines over time. The fair values from the income approach for these two reporting units were materially below the fair values derived from both market approaches. The goodwill allocated to these two reporting units is approximately $64.2 million as of December 31, 2018. Although the Company does not expect an impairment of goodwill for these two reporting units in the near term, the Company expects that cash flows will continue to decline which could result in goodwill impairment charges for these two reporting units at some point in the future.
For one of the Company's reporting units, which represents approximately 2% of the Company's goodwill, the fair values derived from the market approaches were much lower than the income approach using a discount rate of 10%. The Company determined that more risk was present in the projected future cash flows of this reporting unit as compared to the Company's other reporting units and determined that a discount rate of 17% was appropriate. The fair value of this reporting unit under the income approach at a discount rate of 17% was consistent with the fair values determined under the two market approaches. The Company established fair value for this reporting unit based on the average fair value from all three valuation approaches.
Goodwill as of December 31, 2018 is $1,849.1 million. The carrying value of goodwill that was allocated to the domain, email marketing and web presence segments was $29.9 million, $604.3 million and $1,214.9 million, respectively. The fair value of all reporting units with goodwill at December 31, 2018 exceeds each reporting units carrying value by at least 20%.
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
During the year ended December 31, 2016, the Company determined that a portion of an internally developed software tool would not meet its needs following the acquisition of Constant Contact, resulting in an impairment charge of $2.0 million which was recorded in engineering and development expense in the consolidated statements of operations and comprehensive income (loss). Additionally, the Company recognized an impairment charge of $0.5 million relating to internally developed software relating to Webzai Ltd. (“Webzai”), and another impairment charge of $4.4 million relating to developed technology acquired in the Webzai acquisition, for a total impairment charge of $4.9 million, which was recorded in engineering and development expense in the consolidated statements of operations and comprehensive income (loss). Refer to Note 6: Property and Equipment and Property, Plant and Equipment Financing Obligations and Note 7: Goodwill and Other Intangible Assets for further details.
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
During the year ended December 31, 2017, the Company recognized an impairment charge of $13.8 million relating to certain domain name intangible assets acquired in 2014, which was recorded in cost of revenue in the consolidated statements of operations and comprehensive income (loss). The impairment resulted from diminished cash flows associated with these intangible assets.
Also during the year ended December 31, 2017, the Company recognized an impairment charge of $4.9 million primarily relating to developed technology and customer relationships associated with the acquisition of the Directi web presence business in 2014. This impairment was recorded in cost of revenue in the consolidated statements of operations and comprehensive income (loss). The impairment resulted from diminished cash flows associated with these intangible assets.
All of the 2017 impairments described above were recognized in the domain segment.
During the year ended December 31, 2018, the Company did not identify any impairments relating to its long-lived assets.
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
During the year ended December 31, 2016, the Company identified that the acquired fair value of the remaining IPR&D acquired in connection with its acquisition of Webzai was impaired as these IPR&D projects were abandoned in favor of other projects. At that time, and as mentioned above, the Company recorded a $1.4 million impairment charge, which is reflected in engineering and development expense during the year ended December 31, 2016 in the Company’s consolidated statements of operations and comprehensive income (loss). Additionally, during the year ended December 31, 2016, the Company identified that the acquired fair value of the remaining IPR&D acquired in connection with its acquisition of AppMachine was impaired as these projects were abandoned in favor of other projects, and as such, the Company recorded a $0.8 million impairment charge, which is also reflected in engineering and development expense during the year ended December 31, 2016 in the Company’s consolidated statements of operations and comprehensive income (loss).
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
Email marketing services provide subscribers with a cloud-based platform that can send broadcast emails to a customer list managed by the subscriber. Pricing is based on contract list volume from the prior monthly period, which determines the contractual billing price for the upcoming month. Revenue for this service is recognized over the monthly term of the contract.

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
The Company maintains a reserve for refunds and chargebacks related to revenue that has been recognized and is expected to be refunded. The Company had a refund and chargeback reserve of $0.5 million and $0.4 million as of December 31, 2017 and 2018, respectively. The portion of deferred revenue that is expected to be refunded at December 31, 2017 and 2018 was $1.8 million and $2.2 million, respectively. Based on refund history, a significant majority of refunds happen in the same fiscal month that the customer contract starts or renews. Approximately 83% of all refunds happen in the same fiscal month that the contract starts or renews, and approximately 95% of all refunds happen within 45 days of the contract start or renewal date.
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
Contracts with Multiple Performance Obligations
A considerable amount of the Company's revenue is generated from transactions that are contracts with customers that may include hosting plans, domain name registrations, and other cloud-based products and services. In these cases, the Company determines whether the products and services are distinct performance obligations that should be accounted for separately versus together. The Company allocates revenue to each performance obligation based on its relative standalone selling price, generally based on the price charged to customers. Hosting services, domain name registrations, and other cloud-based products and services have distinct performance obligations and are often sold separately. If the promise is not distinct and there is not a performance obligation, then the total transaction amount is allocated to the identified performance obligation based on a relative selling price hierarchy. When multiple performance obligations are included in a contract, the total transaction amount for the contract is allocated to the performance obligations based on a relative selling price hierarchy. The Company determines the relative selling price for a performance obligation based on a standalone selling price ("SSP"). The Company determines SSP by considering its observed standalone selling prices, competitive prices in the marketplace and management judgment; these standalone selling prices may vary depending upon the particular facts and circumstances related to each performance obligation. The Company analyzes the standalone selling prices used in its allocation of transaction amount, at a minimum, on a quarterly basis.
Deferred Revenue

The Company records deferred revenue when cash payments are received or are due in advance of the Company’s performance, including amounts that are refundable. The change in the deferred revenue balance for the year ended December 31, 2018 is primarily driven by cash payments received or due in advance of the Company satisfying its performance obligations, offset by $370.7 million of revenue recognized that were included in the deferred revenue balance at the beginning of the period.
The following table provides a reconciliation of the Company's deferred revenue as of December 31, 2018:

	Short-term	Long-term
	(in thousands)
Balance at December 31, 2017	$361,940	$90,972
Effect of adoption of ASC 606 to balances at December 31, 2017	20,275	2,882
Recognition of the beginning deferred revenue into revenue, as a result of performance obligations satisfied	(370,715)	—
Cash received in advance during the period	827,218	311,758
Recognition of cash received in the period into revenue, as a result of performance obligations satisfied	(774,576)	—
Foreign translation impact	(1,592)	(264)
Reclassification between short-term and long-term	309,208	(309,208)
Balance at December 31, 2018	$371,758	$96,140
The difference between the opening and closing balances of the Company’s deferred liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment. During the year ended December 31, 2018, the Company recognized $370.7 million and $0.0 million, respectively, from beginning deferred revenue current and long-term balances existing at December 31, 2017. The Company did not recognize any revenue from performance obligations satisfied in prior periods.
The following table provides the remaining performance obligation amounts as of December 31, 2018. These amounts are equivalent to the ending deferred revenue balance of $467.9 million, which includes both short and long-term amounts:

	Web presence	Email marketing	Domain	Total
	(in thousands)
Remaining performance obligation, short-term	$257,722	$55,235	$58,801	$371,758
Remaining performance obligation, long-term	81,564	—	14,576	96,140
Total	$339,286	$55,235	$73,377	$467,898
This backlog of revenue related to future performance obligations is prepaid by customers and supported by executed contracts with customers. The Company has established a reserve of $0.4 million for refunds and chargebacks, 95% of which is expected to materialize in the first 45 days after the contract start or renewal date. The remainder of the deferred revenue is expected to be recognized in future periods.
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

	Short-term	Long-term
	(in thousands)
Balance at December 31, 2017	$—	$—
Adjustments resulting from adoption of ASC 606	43,408	40,040
Deferred customer acquisition costs incurred in the period	18,671	33,465
Amounts recognized as expense in the period	(51,558)	—
Foreign translation impact	(121)	25
Reclassification between short-term and long-term	31,058	(31,058)
Balance at December 31, 2018	$41,458	$42,472
As of December 31, 2018, the Company has a total of $70.6 million in deferred assets relating to costs incurred to obtain or fulfill contracts in its web presence segment, which consists entirely of recoverable, specific, success-based sales commissions. As of December 31, 2018, the Company has a total of $11.9 million deferred assets relating to costs incurred to obtain or fulfill contracts in its email marketing segment, which consists entirely of specific, success-based sales commissions. As of December 31, 2018, the Company has a total of $1.4 million deferred assets relating to costs incurred to obtain or fulfill contracts in its domain segment, which consists entirely of recoverable, specific, success-based sales commissions. During the year ended December 31, 2018, the Company recognized total amortization costs related to the above items of $46.3 million, $4.8 million, and $0.5 million in its web presence, email marketing and domain segments, respectively.
Significant Judgments
The Company sells a number of third party cloud-based services to enhance a subscriber’s overall website hosting experience. The Company exercises considerable judgment to determine if it is the principal or agent in each of these arrangements, and in some instances, has concluded that it is an agent of the third party and recognizes revenue at time of subscriber purchase at an amount that is net of the revenue share payable to the third party.
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
Sales and Marketing Costs
The Company engages in sales and marketing through various online marketing channels, which include affiliate and search marketing as well as online partnerships. The Company expenses sales and marketing costs as incurred. For the years ended December 31, 2016, 2017 and 2018, the Company’s sales and marketing costs were $303.5 million, $277.5 million and $265.4 million, respectively.
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
Foreign currency transaction losses were $1.8 million, $0.8 million, and $0.5 million during the years ended December 31, 2016, 2017 and 2018, respectively. These amounts are recorded in general and administrative expense in the Company’s consolidated statements of operations and comprehensive income (loss).
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
In addition, ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is more likely than not to be realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company had no unrecognized tax benefits in the year ended December 31, 2016 $1.1 million in the year ended December 31, 2017, and $4.4 million in the year ended December 31, 2018.
The Company records interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company recognized immaterial interest and penalties related to unrecognized tax benefits during the years ended December 31, 2016 and 2017, and $0.4 million in the year ended December 31, 2018.

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
Net Income (Loss) per Share
The Company considered ASC 260-10, Earnings per Share, or ASC 260-10, which requires the presentation of both basic and diluted earnings per share in the consolidated statements of operations and comprehensive income (loss). The Company’s basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding for the period, and, if there are dilutive securities, diluted net income (loss) per share is computed by including common stock equivalents which includes shares issuable upon the exercise of stock options, net of shares assumed to have been purchased with the proceeds, using the treasury stock method.
For the years ended December 31, 2016, 2017 , all non-vested shares granted prior to the Company’s initial public offering ("IPO") in October 2013, stock options, restricted stock awards and restricted stock units were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive as a result of the net losses for these periods. For the year ended December 31, 2018, the Company excluded stock options, restricted stock awards and restricted shares that were determined to be anti-dilutive under the treasury stock method.

	For the Year Ended December 31,
	2016	2017	2018
	(in thousands, except share amounts and per share data)
Computation of basic and diluted net income (loss) per share:
Net (loss) income attributable to Endurance International Group Holdings, Inc.	$(72,831)	$(107,308)	$4,534
Net (loss) income per share attributable to Endurance International Group Holdings, Inc.:
Basic	$(0.55)	$(0.78)	$0.03
Diluted	$(0.55)	$(0.78)	$0.03
Weighted-average number of common shares used in computing net (loss) income per share attributable to Endurance International Group Holdings, Inc.:
Basic	133,415,732	137,322,201	142,316,993
Diluted	133,415,732	137,322,201	145,669,760

The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted income (loss) per share because the effect of including such potentially dilutive shares would have been anti-dilutive:

	For the Year Ended December 31,
	2016	2017	2018
Restricted Stock Awards and Units	8,019,241	8,967,840	4,325,516
Options	10,380,991	10,728,795	8,443,928
Total	18,400,232	19,696,635	12,769,444

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
Through December 31, 2018, the only losses incurred by the Company in connection with any of its indemnification obligations or guarantees relate to immaterial amounts incurred to indemnify officers in connection with the SEC investigation. The Company does not expect material claims related to these indemnification obligations and consequently concluded that the fair value of these obligations is negligible and no related liabilities were established.
Recent Accounting Pronouncements - Recently Adopted
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. Since then, the FASB has also issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606), Principals versus Agent Considerations, ASU 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing, and ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Amendments to SEC Paragraphs

Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments, which further elaborate on the original ASU No. 2014-09. The core principle of these updates is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgments and estimates may be required within the revenue recognition process than are required under previous U.S. GAAP. In July 2015, the FASB approved a one-year deferral of the effective date to January 1, 2018, with early adoption to be permitted as of the original effective date of January 1, 2017. Once this standard became effective, companies may use either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures) (the "modified retrospective approach"). The Company adopted this guidance on January 1, 2018 using the modified retrospective approach. The new standard impacted the timing of when certain sales incentive payments, primarily to external parties, are charged to expense as these costs must now be deferred over the life of the related customer relationship, whereas previously these amounts were expensed as incurred. In addition, a small portion of the Company's revenue recognition was impacted by this new guidance. The impact to opening retained earnings as a result of the adoption of the new guidance was $59.4 million, which consists of an $83.4 million deferred asset relating to customer acquisition costs and a $6.1 million deferred asset for domain registration costs, partially offset by a $23.1 million liability for deferred revenue, net of a deferred tax liability of $7.0 million. The Company applied the new guidance to all revenue contracts and did not use any practical expedients. The adoption of Topic 606 impacted the results of operations and certain balance sheet accounts. The impact of applying Topic 606 on the results for reporting periods and balance sheet beginning after January 1, 2018 is presented under Topic 606, while prior amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under Topic 605. The impact of applying Topic 606 as of December 31, 2018 is as follows:

	For the year ended December 31, 2018 under Topic 606	For the year ended December 31, 2018 under Topic 605	Increase (decrease)
Consolidated statement of operations and comprehensive income (loss) data	(in thousands)
Revenue	$1,145,291	$1,145,883	$(592)
Cost of revenue	520,737	520,309	428
Sales and marketing	265,424	266,003	(579)

	As of December 31, 2018 under Topic 606	As of December 31, 2018 under Topic 605	Increase (decrease)
Consolidated balance sheet data	(in thousands)
Prepaid commissions, current portion	$41,458	$—	$41,458
Prepaid commissions, long-term	42,472	—	42,472
Deferred revenue, current	371,758	350,891	20,867
Deferred revenue, long-term	96,140	93,258	2,882
Deferred tax liability—long term	16,457	9,431	7,026
Accumulated deficit	(783,584)	(843,373)	59,789

	For the year ended December 31, 2018 under Topic 606	For the year ended December 31, 2018 under Topic 605	Increase (decrease)
Consolidated statement of cash flow data	(in thousands)
Net income	$4,534	$4,975	$(441)
Change in prepaid expenses and other assets	(11,759)	(11,608)	(151)
Change in deferred revenue	(6,315)	(5,723)	592
Cash flows from operations	182,552	182,552	—
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
In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718). This new standard provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This amendment is effective for annual or interim periods in fiscal years beginning after December 15, 2017, and should be applied prospectively to an award modified on or after the adoption date. The Company adopted this guidance as of January 1, 2018 and will apply this guidance to any modifications, based on the new definition of a modification, for all periods beginning on or after January 1, 2018. During the year ended December 31, 2018, there were no modifications that would impact the Company's consolidated financial statements.
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
Recent Accounting Pronouncements - Recently Issued

In February 2016, the FASB issued ASU No. 2016-02, Leases. Since then, the FASB has also issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments, which further elaborates on the original ASU No. 2016-02. The new standard establishes a right-of-use (ROU) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of its pending adoption of the new standard on its consolidated financial statements, but expects that the adoption will increase its assets and liabilities. The Company's preliminary calculations of the ROU asset to be recognized upon initial adoption amounts to $105.0 million to $120.0 million, and the preliminary calculation of the lease liability amounts to $115.0 million to $130.0 million.

In July 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718). The new guidance expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments in ASU No. 2018-07 specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor's own operations by issuing share-based payment awards to a non-employee. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contract with Customers. The new guidance is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years and early adoption is permitted, provided the company has already adopted the guidance in Topic 606. A company should only remeasure liability-classified awards that have not been settled by the date of adoption and equity-classified awards for which a measurement date has not been established through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. Upon transition, the company is required to measure these nonemployee awards at fair value as of the adoption date. The Company does not expect the adoption of this ASU will have a material impact on its consolidated financial statements.
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
Acquisitions—2016
WZ (UK) Ltd.
In August 2014, the Company made an aggregate investment of $3.9 million for a joint venture with a 49% ownership interest in WZ (UK) Ltd. ("WZ UK"), which is a provider of technology and sales and marketing services associated with web builder solutions. The Company and the other shareholders of WZ UK entered into a put and call option for the Company to acquire additional equity interests of WZ UK. On January 6, 2016, the Company increased its stake in WZ UK from 49% to 57.5%. Upon the exercise of the option, the Company estimated the fair value of the assets and liabilities in accordance with the guidance for business combinations and estimated that the value of the noncontrolling interest (“NCI”) on January 6, 2016 was $10.8 million. The estimated aggregate purchase price was $22.2 million, which was allocated to goodwill of $21.6 million, intangible assets consisting of subscriber relationships of $4.9 million, and property, plant and equipment of $0.3 million, offset by deferred revenue of $3.3 million and negative working capital of $1.3 million.
Goodwill related to the WZ UK acquisition, which is part of the Company’s web presence reporting segment, is not deductible for tax purposes. Goodwill reflected primarily marketing know-how of the acquired company. Additionally, the Company recorded an $11.4 million gain on this transaction based on the implied value of the 49.0% interest held prior to acquiring the controlling interest. The difference between the initial fair value of the NCI of $10.8 million and the estimated fair value of $30.0 million was being accreted over the option period. Adjustments to the carrying amount of the redeemable non-controlling interest were charged to additional paid-in capital.
Throughout the balance of fiscal year 2016, the Company acquired additional equity interests in WZ UK for an aggregate price of $33.4 million, which increased the Company's ownership from 57.5% to 86.4%. As part of the agreement to acquire these additional interests, the Company agreed to acquire the remaining 13.6% of WZ UK for $25.0 million, under certain circumstances. The additional 13.6% was acquired on July 7, 2017. Refer to Note 14: Redeemable Non-Controlling Interest, for further details.
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
AppMachine
In December 2014, the Company made an aggregate investment of $15.2 million to acquire a 40.0% ownership interest in AppMachine, a developer of software that allows users to build mobile applications for smart devices such as phones and tablets. Under the terms of the investment agreement for AppMachine, the Company was obligated to purchase the remaining 60.0% of AppMachine in three tranches of 20.0% within specified periods if AppMachine achieved a specified minimum revenue threshold within a designated timeframe. The consideration for each of those three tranches was to be calculated as the product of AppMachine’s revenue, as defined in that investment agreement, for the trailing twelve-month period prior to the applicable determination date times a specified multiple based upon year over year revenue growth multiplied by 20.0%.
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
On the date of acquisition, the Company recognized a loss of $4.9 million that was calculated based on the implied fair value of the investment, which was recorded in other income (expense) in the Company’s consolidated statements of operations and comprehensive income (loss).
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

	Short- term	Long- term
	(in thousands)
AppMachine (Acquired in 2016)	$4,365	$3,551
Total	$4,365	$3,551

Components of deferred consideration short-term and long-term as of December 31, 2018, consisted of the following:

	Short- term	Long- term
	(in thousands)
AppMachine (Acquired in 2016)	$2,425	$1,364
Total	$2,425	$1,364
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
As of December 31, 2017 and 2018, the Company’s financial assets required to be measured on a recurring basis consist of the 2015 interest rate cap, the 2018 interest rate cap and certain cash equivalents, which include money market instruments and bank time deposits. The Company has classified these interest rate caps, which are discussed in Note 5. Derivatives and Hedging Activities below, within Level 2 of the fair value hierarchy. The Company has also classified these cash equivalents within Level 2 of the fair value hierarchy.
Basis of Fair Value Measurements

	Balance	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Balance at December 31, 2017
Financial assets:
Cash equivalents (included in cash and cash equivalents)	$5,853	—	$5,853	$—
Interest rate cap (included in other assets)	452	—	452	$—
Total financial assets	$6,305	$—	$6,305	$—
Balance at December 31, 2018
Financial assets:
Cash equivalents (included in cash and cash equivalents)	$7,874	—	$7,874	$—
Interest rate cap (included in other assets)	2,583	—	2,583	$—
Total financial assets	$10,457	$—	$10,457	$—
The Company has classified its liabilities for contingent earn-out consideration related to the Mojo acquisition within Level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which included probability weighted cash flows. During the year ended December 31, 2017, the Company paid $0.8 million related to the earn-out provisions for the Mojo acquisition, which constituted the final payment for this acquisition. The following table summarizes the changes in the financial liabilities measured on a recurring basis using Level 3 inputs as of December 31, 2017 and 2018:

Amount
(in thousands)
Financial liabilities measured using Level 3 inputs at December 31, 2016	$818
Payment of contingent earn-outs related to 2012 acquisitions	(818)
Financial liabilities measured using Level 3 inputs at December 31, 2017	—
Payment of contingent earn-outs related to 2012 acquisitions	—
Financial liabilities measured using Level 3 inputs at December 31, 2018	$—
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
In December 2015, the Company entered into a three-year interest rate cap with a $500.0 million notional value outstanding. This interest rate cap was effective beginning on February 29, 2016. The fair value of this interest rate contract included in other assets on the consolidated balance sheet as of December 31, 2017 and 2018 was $0.5 million and $0.5 million, respectively. The Company recognized interest expense of $0.6 million and $1.9 million, respectively, in the Company’s consolidated statement of operations for the years ended December 31, 2017 and 2018, respectively. The Company recognized a $2.1 million gain, net of a tax expense of $0.5 million, in Accumulated Other Comprehensive Income ("AOCI") for the year ended December 31, 2018. The Company estimates that a cumulative amount of $0.1 million will be reclassified from AOCI to interest expense (as a decrease to interest expense) in the next twelve months. For the year ended December 31, 2017, the Company recognized a $0.0 million loss in AOCI, net of a tax benefit of $0.0 million.
In June 2018, the Company entered into a three-year interest rate cap with an $800.0 million notional value outstanding. This interest rate cap was effective beginning on August 28, 2018. The fair value of this interest rate contract included in other assets on the consolidated balance sheet as of December 31, 2018 was $2.0 million, and the Company recognized $0.9 million of interest expense in the Company’s consolidated statement of operations for the year ended December 31, 2018. The Company recognized a $2.7 million loss, net of a tax benefit of $0.6 million, in AOCI for the year ended December 31, 2018. The Company estimates that $1.8 million will be reclassified from AOCI to interest expense (as an increase to interest expense) in the next twelve months.
The effective portion of changes in the fair value of derivatives that qualify as cash flow hedges is recorded in AOCI, and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts recorded in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Any ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. There was no ineffectiveness recorded in earnings for the year ended December 31, 2018.
6. Property and Equipment and Property, Plant and Equipment Financing Obligations
Components of property and equipment consisted of the following:

	December 31, 2017	December 31, 2018
	(in thousands)
Land	$790	$790
Building	5,037	7,819
Software	82,618	102,259
Computers and office equipment	153,273	157,396
Furniture and fixtures	18,825	19,258
Leasehold improvements	22,260	20,215
Construction in process	3,800	12,314
Property and equipment—at cost	286,603	320,051
Less accumulated depreciation	(191,151)	(227,776)
Property and equipment—net	$95,452	$92,275
Depreciation expense related to property and equipment for the years ended December 31, 2016, 2017 and 2018 was $60.4 million, $55.2 million, and $48.2 million, respectively.

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

During the years ended December 31, 2017 and 2018, the Company did not recognize any impairments with respect to its property, plant and equipment.
During the years ended December 31, 2017 and 2018, the Company entered into agreements to finance software licenses for use on certain data center server equipment for terms ranging from twenty-four months to thirty-nine months.

As of December 31, 2017 and 2018, the Company’s software shown in the above table included the software assets under financed equipment was as follows:

	December 31, 2017	December 31, 2018
	(in thousands)
Software	$17,256	$16,715
Less accumulated depreciation	(2,265)	(6,221)
Financed equipment—net	$14,991	$10,494
At December 31, 2018, the expected future minimum lease payments under financed equipment discussed above were approximately as follows:

Amount
(in thousands)
2019	$8,676
2020	—
Total minimum lease payments	$8,676
Less amount representing interest	(297)
Present value of minimum lease payments (financed equipment)	$8,379
Current portion	$8,379
Long-term portion	$—
7. Goodwill and Other Intangible Assets

The following table summarizes the changes in the Company’s goodwill balances as of December 31, 2017 and 2018:

	Web presence	Email marketing	Domain	Total
	Amount
	(in thousands)
Goodwill balance at December 31, 2016	$1,255,604	$604,305	$—	$1,859,909
Reallocation of goodwill	(41,987)	—	41,987	—
Foreign translation impact	2,802	—	—	2,802
Impairment	—	—	(12,129)	(12,129)
Goodwill balance at December 31, 2017	1,216,419	604,305	29,858	1,850,582
Foreign translation impact	(1,517)	—		(1,517)
Goodwill balance at December 31, 2018	$1,214,902	$604,305	$29,858	$1,849,065
In accordance with ASC 350, the Company reviews goodwill and other indefinite-lived intangible assets for indicators of impairment on an annual basis, in addition to ad hoc reviews of goodwill if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount.
During the year ended December 31, 2017, an impairment charge of $12.1 million was recorded in the consolidated statement of operations and comprehensive income (loss) relating to the Company's domain segment. As of December 31, 2018, the fair value of each of the Company’s reporting units exceeded the carrying value of the reporting unit’s net assets and, therefore, no impairment existed as of that date. Refer to Note 2: Summary of Significant Accounting Policies above for further details.
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
During the year ended December 31, 2017, the Company wrote down intellectual property, specifically, certain domain names that generated domain monetization revenue, to fair value and recorded a charge of $18.7 million, which is included in cost of revenue in the consolidated statement of operations and comprehensive income (loss). The impairment resulted from diminishing cash flows associated with these assets. This impairment charge was recognized in the Company's domain segment.
At December 31, 2018, other intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(dollars in thousands)
Developed technology	$284,266	$180,914	$103,352	7 years
Subscriber relationships	659,515	486,518	172,997	7 years
Trade-names	134,048	84,617	49,431	8 years
Intellectual property	34,263	28,954	5,309	5 years
Domain names available for sale	30,981	9,554	21,427	Indefinite
Total December 31, 2018	$1,143,073	$790,557	$352,516
During the year ended December 31, 2018, there were no impairment charges of intangible assets.
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
The Company’s amortization expense is included in cost of revenue in the aggregate amounts of $143.6 million, $140.4 million, and $103.1 million for the years ended December 31, 2016, 2017 and 2018, respectively.
At December 31, 2018, the expected future amortization of the other intangible assets, excluding indefinite life and in-process research and development intangibles, was approximately as follows:

Year Ending December 31,	Amount
(in thousands)
2019	$83,646
2020	70,486
2021	61,490
2022	37,514
2023	18,679
Thereafter	59,274
Total	$331,089
8. Investments
As of December 31, 2017 and 2018, the Company’s carrying value of investments in privately-held companies was $15.3 million and $15.0 million, respectively.
In January 2012, the Company made an initial investment of $0.3 million to acquire a 25% interest in BlueZone Labs, LLC (“BlueZone”), a provider of “do-it-yourself” tools and managed search engine optimization services.
The Company had an agreement with BlueZone to purchase products and services. During the years ended December 31, 2017 and 2018, the Company purchased $1.7 million and $1.0 million, respectively, of products and services from BlueZone, which is included in the Company’s consolidated statements of operations and comprehensive income (loss). As of December 31, 2017 and 2018, $0.1 million and $0.0 million, respectively, relating to the investment in BlueZone was included in accounts payable and accrued expense in the Company’s consolidated balance sheet. As of December 31, 2017 and 2018, $0.7 million and $0.0 million, respectively, relating to the investment in BlueZone was included in prepaid expenses in the Company's consolidated balance sheet. The Company ceased doing business with this investee during fiscal year 2018, and fully impaired the $0.3 million remaining carrying value of this investment during the fourth quarter of fiscal year 2018. This impairment was recognized in the Company's web presence segment.
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
On March 3, 2016, the Company purchased a $0.6 million convertible promissory note from a business that provides web and mobile money management solutions, with the potential for subsequent purchases of additional convertible notes. During the year ended December 31, 2017, the Company recognized an impairment expense of $0.6 million in other expense in the consolidated statement of operations and comprehensive income (loss), as the carrying amount of the investment was deemed unrecoverable. This impairment was recognized in the Company's web presence segment.
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
Investments in which the Company’s interest is less than 20.0% and which are not classified as available-for-sale securities are carried at the lower of cost or net realizable value unless it is determined that the Company exercises significant influence over the investee company, in which case the equity method of accounting is used. For those investments in which the Company’s voting interest is between 20.0% and 50.0%, the equity method of accounting is used. Under this method, the investment balance, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee company, as they occur, limited to the extent of the Company’s investment in, advances to and commitments for the investee. These adjustments are reflected in equity (income) loss of unconsolidated entities, net of tax in the Company’s consolidated statements of operations and comprehensive income (loss). The Company recognized net loss of $1.3 million, net profit of $0.1 million, and net loss of $0.3 million for the years ended December 31, 2016, 2017 and 2018, respectively, related to its investments.
From time to time, the Company may make new and follow-on investments and may receive distributions from investee companies. As of December 31, 2018, the Company was not obligated to fund any follow-on investments in these investee companies.
As of December 31, 2018, the Company did not have an equity method investment in which the Company’s proportionate share exceeded 10% of the Company’s consolidated assets or income from continuing operations. As of December 31, 2018, the Company did not have an equity method investment in which the Company’s proportionate share of net losses exceeded 20% of net loss of the Company’s consolidated statement of operations and comprehensive income (loss).
9. Notes Payable

At December 31, 2017 and 2018, notes payable, net of original issuance discounts (sometimes referred to as "OID") and deferred financing costs, consisted of the following:

	At December 31,
	2017	2018
	(in thousands)
2018 First Lien Term Loan	$—	$1,470,085
2017 First Lien Term Loan	1,563,197	—
Senior Notes	329,048	331,576
Revolving Credit Facilities	—	—
Total Notes Payable	1,892,245	1,801,661
Current portion of Notes Payable	33,945	31,606
Notes Payable - long-term	$1,858,300	$1,770,055
2018 First Lien Term Loan Facility
In connection with the Company's June 20, 2018 refinancing of its then-outstanding term loans (the "2018 Refinancing"), the Company entered into its current first lien term loan facility (the "2018 Term Loan") with an original balance of $1,580.3 million and a maturity date of February 9, 2023. As of December 31, 2018, the 2018 Term Loan had an outstanding balance of:

At December 31,
2018
(in thousands)
2018 First Lien Term Loan	$1,505,002
Unamortized deferred financing costs	(18,556)
Unamortized original issue discount	(16,361)
Net 2018 First Lien Term Loan	1,470,085
Current portion of 2018 First Lien Term Loan	31,606
2018 First Lien Term Loan - long term	$1,438,479
The 2018 Term Loan was issued at par and automatically bears interest at an alternate base rate unless the Company gives notice to opt for the LIBOR-based interest rate. The LIBOR-based interest rate for the 2018 Term Loan is 3.75% per annum plus the greater of an adjusted LIBOR or 1.00%. The alternate base rate for the 2018 Term Loan is 2.75% per annum plus the greatest of the prime rate, the federal funds effective rate plus 0.50%, an adjusted LIBOR for a one-month interest period plus 1.00% and 2.00%.
The 2018 Term Loan requires quarterly mandatory repayments of principal. During the year ended December 31, 2018, following the 2018 Refinancing, the Company made three mandatory repayments of $7.9 million each and three voluntary repayments in the aggregate amount of $51.6 million.

Interest is payable on maturity of the elected interest period for a term loan with LIBOR-based interest rate, which interest period can be one, two, three or six months. Interest is payable at the end of each fiscal quarter for a term loan with an alternate base rate.
2017 First Lien Term Loan Facility
The Company's prior first lien term loan facility (the "2017 Term Loan") was entered into in connection with the Company's June 14, 2017 refinancing of its then-outstanding term loans (the "2017 Refinancing"). The 2017 Term Loan had an original balance of $1,697.3 million and a maturity date of February 9, 2023. As of December 31, 2017 and 2018, the 2017 Term Loan had an outstanding balance of:

	At December 31,
	2017	2018
	(in thousands)
2017 First Lien Term Loan	$1,605,792	$—
Unamortized deferred financing costs	(22,456)	—
Unamortized original issue discount	(20,139)	—
Net 2017 First Lien Term Loan	1,563,197	—
Current portion of 2017 First Lien Term Loan	33,945	—
2017 First Lien Term Loan - long term	$1,529,252	$—
The 2017 Term Loan was issued at a price of 99.75% of par and automatically bore interest at an alternate rate unless the Company gave notice to opt for the LIBOR-based interest rate. The LIBOR-based interest rate was 4.00% per annum plus the greater of an adjusted LIBOR and 1.00%. The alternate base rate for the 2017 Term Loan was 3.00% per annum plus the greatest of the prime rate, the federal funds effective rate plus 0.50%, an adjusted LIBOR for a one-month interest period plus 1.00%, and 2.00%.
The 2017 Term Loan required quarterly mandatory repayments of principal. During the year ended December 31, 2018, prior to the 2018 Refinancing, the Company made one mandatory repayment of $8.5 million and one voluntary prepayment of $17.0 million.
Interest was payable on maturity of the elected interest period for a term loan with a LIBOR-based interest rate, which interest period could be one, two, three or six months. Interest was payable at the end of each fiscal quarter for a term loan with an alternate base rate.
As part of the 2018 Refinancing, the Company refinanced the then-outstanding 2017 Term Loan balance of $1,580.3 million.
Revolving Credit Facility
In connection with the Company's February 9, 2016 acquisition of Constant Contact and the related financing of that transaction (the "Constant Contact Financing"), the Company entered into a revolving facility (the “2016 Revolver”), that replaced the Company’s prior revolving credit facility. The 2016 Revolver has an aggregate available amount of $165.0 million. As of December 31, 2017 and 2018, the Company did not have any balances outstanding under the 2016 Revolver and the full amount of the facility was unused and available.
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
The Company has the ability to draw down against the 2016 Revolver using a LIBOR-based interest rate or an alternate based interest rate. The LIBOR-based interest rate for a non-extended revolving loan is 4.0% per annum (subject to a leverage-based step-down) and for an extended revolving loan is 3.25% per annum (subject to a leverage-based step-down), in each plus an adjusted LIBOR for a selected interest period. The alternate base rate for a non-extended revolving loan is 3.0% per annum (subject to a leverage-based step-down) and for an extended revolving loan is 2.25% per annum (subject to a leverage-based step down), in each case plus the greatest of the prime rate, the federal funds rate plus 0.50% and an adjusted LIBOR or a one-month interest period plus 1.00%. There is also a non-refundable commitment fee, equal to 0.50% per annum (subject to a leverage-based step-down) of the daily unused principal amount of the 2016 Revolver, which is payable in arrears on the last day of each fiscal quarter. Interest is payable on maturity of the elected interest period for a revolver loan with a LIBOR-based interest rate, which interest period can be one, two, three or six months. Interest is payable at the end of each fiscal quarter for a revolver loan with an alternate base rate.
Senior Notes
In connection with the Constant Contact Financing, EIG Investors issued $350.0 million aggregate principal amount of Senior Notes (the “Senior Notes”) with a maturity date of February 1, 2024. The Senior Notes were issued at a price of 98.065% of par and bear interest at the rate of 10.875% per annum. The Senior Notes have been fully and unconditionally guaranteed, on a senior unsecured basis, by the Company and its subsidiaries that guarantee the 2018 Term Loan and the 2016 Revolver (including Constant Contact and certain of its subsidiaries). The Company has the right to redeem all or part of the Senior Notes at any time for a premium which is based on the applicable redemption date. As of December 31, 2017 and 2018, the Senior Notes had an outstanding balance of:

	As of December 31,
	2017	2018
	(in thousands)
Senior Notes	$350,000	$350,000
Unamortized deferred financing costs	(15,280)	(13,436)
Unamortized original issue discounts	(5,672)	(4,988)
Net Senior Notes	329,048	331,576
Current portion of Senior Notes	—	—
Senior Notes - long term	$329,048	$331,576
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
Maturity of Notes Payable
The maturity of the notes payable at December 31, 2018 is as follows:

Amounts
Maturity date as of December 31,	(in thousands)
2019	$31,606
2020	31,606
2021	31,606
2022	31,606
2023	1,378,578
Thereafter	350,000
Total	$1,855,002
Interest
The Company recorded $152.9 million, $157.1 million, and $149.5 million in interest expense for the years ended December 31, 2016, 2017 and 2018, respectively.
The following table provides a summary of loan interest rates incurred and interest expense for the years ended December 31, 2016, 2017 and 2018:

	For the Year Ended December 31,
	2016	2017	2018
	(dollars in thousands)
Interest rate—LIBOR	4.49%-7.75%	5.14%-6.68%	5.46%-6.44%
Interest rate—alternate base	6.75%-8.75%	*	*
Interest rate—Notes	10.875%	10.875%	10.875%
Non-refundable fee—unused facility	0.50%	0.50%	0.50%
Interest expense and service fees	$140,470	$138,041	$136,094
Loss on extinguishment of debt	$—	$992	$331
Deferred financing costs immediately expensed	$—	$5,487	$1,228
Amortization of deferred financing fees	$6,073	$7,316	$6,454
Amortization of original issue discounts	$2,970	$3,860	$4,305
Amortization of net present value of deferred consideration	$2,617	$632	$373
Other interest expense	$758	$814	$695
Total interest expense	$152,888	$157,142	$149,480

* The Company did not have debt bearing interest based on the alternate base rate for the twelve months ended December 31, 2017 and 2018.
The Company concluded that the 2017 Refinancing was primarily a debt modification of the existing term loans in accordance with ASC 470-50, Debt: Modifications and Extinguishments, with extinguishment relating only to a few existing lenders that did not participate in the 2017 Refinancing. As a result, during the second quarter of 2017, the Company capitalized $4.2 million of additional OID and $0.9 million of deferred financing costs related to new lenders participating in the 2017 Term Loan. These capitalized costs will be amortized over the remaining life of the loan using the effective interest method. Additionally, in the second quarter of 2017, the Company recorded a charge of $1.0 million, included in interest expense, to write off OID and deferred financing costs related to the refinanced debt for lenders not participating in the 2017 Term Loan. Lastly, the Company recorded a charge of $5.5 million during the second quarter of 2017, included in interest expense, for deferred financing costs incurred for the 2017 Term Loan that related to existing lenders that carried over from the refinanced debt.
The Company concluded that the 2018 Refinancing was primarily a debt modification of the existing term loan in accordance with ASC 470-50, Debt: Modifications and Extinguishments, with extinguishment relating only to one existing lender that did not participate in the 2018 Refinancing. As a result, during the second quarter of 2018, the Company capitalized$0.4 million of deferred financing costs related to new lenders participating in the 2018 Term Loan. These capitalized costs will be amortized over the remaining life of the loan using the effective interest method. Additionally, in the second quarter of 2018,the Company recorded a charge of $0.3 million, included in interest expense, to write off OID and deferred financing costs related to the refinanced debt for the lender not participating in the 2018 Term Loan. Lastly, the Company recorded a charge of$1.2 million during the second quarter of 2018, included in interest expense, for deferred financing costs incurred for the 2018Term Loan that related to existing lenders that carried over from the refinanced debt.
Debt Covenants
The 2018 Term Loan and the 2016 Revolver (together, the "Senior Credit Facilities") require that the Company complies with a financial covenant to maintain a maximum ratio of consolidated senior secured net indebtedness to an adjusted consolidated EBITDA measure.
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
The Company was in compliance with all covenants at December 31, 2018.
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
2013 Stock Incentive Plan
The Amended and Restated 2013 Stock Incentive Plan (the “2013 Plan”) of the Company became effective upon the closing of the Company's IPO. The 2013 Plan provides for the grant of options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to employees, officers, directors, consultants and advisers of the Company. Under the 2013 Plan, the Company may issue up to 38,000,000 shares of the Company’s common stock. At December 31, 2018, there were 16,805,174 shares available for grant under the 2013 Plan.
2011 Stock Incentive Plan
As of February 9, 2016, the effective date of the acquisition of Constant Contact, the Company assumed and converted certain outstanding equity awards granted by Constant Contact under the Constant Contact 2011 Stock Incentive Plan (the “2011 Plan”) prior to the effective date of the acquisition (the “Assumed Awards”) into corresponding equity awards with respect to shares of the Company’s common stock. In addition, the Company assumed certain shares of Constant Contact common stock, par value $0.01 per share, available for issuance under the 2011 Plan (the “Available Shares”), which are available for future issuance under the 2011 Plan in satisfaction of the vesting, exercise or other settlement of options and other equity awards that may be granted by the Company following the effective date of the acquisition of Constant Contact in reliance on the prior approval of the 2011 Plan by the stockholders of Constant Contact. The Assumed Awards were converted into 2,143,987 stock options and 2,202,846 restricted stock units with respect to the Company’s common stock and the Available Shares were converted into 10,000,000 shares of the Company’s common stock reserved for future awards under the 2011 Plan. At December 31, 2018, there were 8,458,904 shares available for grant under the 2011 Plan.

The Company calculated the fair value of the exchanged awards in accordance with the provisions of ASC 718 as of the acquisition date. The Company allocated the fair value of these awards between the pre-acquisition and post-acquisition stock-based compensation expense. The Company determined that the value of the awards under this plan was $22.3 million, of which $5.4 million was attributed to the pre-acquisition period and recognized as part of the purchase consideration for Constant Contact. The balance of $16.9 million has been attributed to the post-acquisition period, and is being recognized in the Company’s consolidated statements of operations and comprehensive income (loss) over the vesting period of the awards.
All Plans

The following table presents total stock-based compensation expense recorded in the consolidated statement of operations and comprehensive income (loss) for all awards granted under the Company’s 2013 Plan and the 2011 Plan:

	For the Year Ended December 31,
	2016	2017	2018
	(in thousands)
Cost of revenue	$5,855	$6,135	$3,823
Sales and marketing	8,702	8,658	5,418
Engineering and development	5,989	6,090	4,495
General and administrative	37,721	39,118	15,328
Total operating expense	$58,267	$60,001	$29,064
2013 Stock Incentive Plan
For stock options issued under the 2013 Plan, the fair value of each option is estimated on the date of grant, and upon the adoption of ASU 2016-09, the Company accounts for forfeitures as they are incurred. Unless otherwise approved by the Company’s board of directors, stock options typically vest over a three- or four-year period and the Company recognizes compensation expense on a straight-line basis over the requisite service period of the award. The Company uses the Black-Scholes option pricing model to estimate the fair value of stock option awards and determine the related compensation expense. The weighted-average assumptions used to compute stock-based compensation expense for awards granted under the 2013 Stock Incentive Plan during the years ended December 31, 2016, 2017 and 2018 are as follows:

	2016	2017	2018
Risk-free interest rate	1.5%	2.2%	2.9%
Expected volatility	53.1%	50.5%	47.8%
Expected life (in years)	6.25	6.25	6.00
Expected dividend yield	—	—	—
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

The following table provides a summary of the Company’s stock options as of December 31, 2018 and the stock option activity for all stock options granted under the 2013 Plan during the year ended December 31, 2018 (dollars in thousands except exercise price):

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value(3)
Outstanding at December 31, 2017	8,575,150	$12.30
Granted	611,010	$7.50
Exercised	(20,584)	$8.09
Forfeited	(314,940)	$12.70
Canceled	(1,528,343)	$13.57
Outstanding at December 31, 2018	7,322,293	$11.62	4.8	$—
Exercisable as of December 31, 2018	5,681,927	$12.34	3.8	$—
Expected to vest after December 31, 2018(1)	1,640,366	$9.13	8.3	$—
Exercisable as of December 31, 2018 and expected to vest thereafter(2)	7,322,293	$11.62	4.8	$—

(1)	This represents the number of unvested options outstanding as of December 31, 2018 that are expected to vest in the future.

(2)	This represents the number of vested options as of December 31, 2018 plus the number of unvested options outstanding as of December 31, 2018 that are expected to vest in the future.

(3)
The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock on December 31, 2018 of $6.65 per share, or the date of exercise, as appropriate, and the exercise price of the underlying options.

Restricted stock awards granted under the 2013 Plan generally vest annually over a four-year period, unless otherwise determined by the Company’s board of directors. Performance-based restricted stock awards are earned based on the achievement of performance criteria established by the Company’s compensation committee and board of directors. The following table provides a summary of the Company’s restricted stock award activity for the 2013 Plan during the year ended December 31, 2018:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2017	3,432,946	$13.79
Granted	—	$—
Vested	(836,723)	$12.24
Canceled	(2,152,976)	$14.82
Non-vested at December 31, 2018	443,247	$11.67
Restricted stock units granted under the 2013 Plan generally vest annually over a three-year period, unless otherwise determined by the Company’s board of directors. The following table provides a summary of the Company’s restricted stock unit activity for the 2013 Plan during the year ended December 31, 2018:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
December 31, 2017	3,004,137	$7.93
Granted	3,983,782	$7.58
Vested	(1,211,367)	$9.07
Canceled	(573,293)	$7.75
December 31, 2018	5,203,259	$7.69
2015 Performance Based Award

During fiscal year 2015, the Company granted a performance-based restricted stock award to the Company's chief executive officer at that time, Hari Ravichandran, which provided for the opportunity to earn up to 3,693,754 shares of the Company's common stock (the "Award Shares") over a three-year period beginning July 1, 2015 and ending on June 30, 2018 (the "Performance Period"). Award Shares could be earned based on the Company achieving pre-established threshold, target and maximum performance metrics.This performance-based award was evaluated quarterly to determine the probability of its vesting and to determine the amount of stock-based compensation to be recognized.
In April 2017, the Company announced that its board of directors and Mr. Ravichandran adopted a transition plan. As a result of this transition, Mr. Ravichandran's employment with the Company ended during the fourth quarter of fiscal year 2017. Upon the end of his employment, in accordance with the terms of the award, Mr. Ravichandran received the Award Shares earned in the quarters completed prior to the separation, plus the number of Award Shares that would have been earned in the quarter in which the separation occurred, which amounted to an aggregate of 1,661,439 shares. The unearned 2,032,315 shares were forfeited. During the years ended December 31, 2015 and December 31, 2016, the Company recorded compensation expense of $5.9 million and $6.8 million, respectively, in connection with this award. The final compensation charges in connection with this award of $12.1 million were recorded during the year ended December 31, 2017.

2016 Performance Based Awards

On February 16, 2016, the compensation committee of the board of directors of the Company approved the grant of performance-based restricted stock awards to the Company’s chief financial officer (“CFO”), chief operating officer (“COO”) at that time, and chief administrative officer (“CAO”) at that time. Based on the Company's achievement of Constant Contact revenue, adjusted EBITDA and cash flow metrics, each executive earned the maximum number of shares subject to his or her award. The CFO earned 223,214 shares of the Company’s stock, the COO earned 260,416 shares of the Company’s stock, and the CAO earned 148,810 shares of the Company’s stock. These earned shares vested on March 31, 2017. During the fiscal year ended December 31, 2016, the Company recognized $4.1 million of stock-based compensation expense related to these performance-based awards. During the year ended December 31, 2017, the Company recognized $1.2 million of stock-based compensation expense related to these performance-based awards.

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

2011 Stock Incentive Plan
For stock options issued under the 2011 Plan, the fair value of each option is estimated on the date of grant. Unless otherwise approved by the Company’s board of directors, stock options typically vest over a three- or a four years period and the Company recognizes compensation expense on a straight-line basis over the requisite service period of the award. The Company uses the Black-Scholes option simplified pricing model to estimate the fair value of stock option awards and determine the related compensation expense. The weighted-average assumptions used to compute stock-based compensation expense for awards granted under the 2011 Stock Incentive Plan during the years ended December 31, 2017 and 2018 are as follows:

	2017	2018
Risk-free interest rate	1.98%	*
Expected volatility	49.6%	*
Expected life (in years)	4.75	*
Expected dividend yield	—	—

* There were no stock options granted under the 2011 plan for the year ended December 31, 2018.

The following table provides a summary of the Company’s stock options as of December 31, 2018 and the stock option activity for all stock options granted under the 2011 Plan during the year ended December 31, 2018:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value(3) (In thousands)
Outstanding at December 31, 2017	888,260	$8.75
Granted	—	$—
Exercised	(110,820)	$6.50
Forfeited	(19,016)	$10.82
Canceled	(43,320)	$9.39
Outstanding at December 31, 2018	715,104	$9.00	3.4	$134
Exercisable as of December 31, 2018	573,124	$8.86	3.2	$134
Expected to vest after December 31, 2018(1)	141,980	$9.57	4.3	$—
Exercisable as of December 31, 2018 and expected to vest thereafter(2)	715,104	$9.00	3.4	$134

(1)	This represents the number of unvested options outstanding as of December 31, 2018 that are expected to vest in the future.

(2)	This represents the number of vested options as of December 31, 2018 plus the number of unvested options outstanding as of December 31, 2018 that are expected to vest in the future.

(3)
The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock on December 31, 2018 of $6.65 per share, or the date of exercise, as appropriate, and the exercise price of the underlying options.

Unless otherwise determined by the Company’s board of directors, restricted stock units granted under the 2011 Plan generally vest annually over a three or four-year period. The following table provides a summary of the Company’s restricted stock unit activity for the 2011 Plan during the year ended December 31, 2018:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2017	1,541,141	$8.30
Granted	41,379	$7.25
Vested	(591,741)	$8.24
Canceled	(122,753)	$8.54
Non-vested at December 31, 2018	868,026	$8.26
2016 Award Obligations

For the year ended December 31, 2016, stock-based compensation expense included $0.7 million of equity award obligations pursuant to which the Company agreed to issue shares of common stock upon the achievement of certain conditions, of which $0.3 million was recorded in sales and marketing expense, $0.1 million was recorded in engineering and development expense, and $0.3 million was recorded in general and administrative expense within the consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2016. This amount was included in accrued expenses at December 31, 2017, and would be reclassified against additional paid in capital upon issuance of the shares. During the year ended December 31, 2017, the Company incurred stock-based compensation expense of $1.2 million relating to these 2016 award obligations, all of which was recorded in sales and marketing expense within the consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2017. All of the shares issued pursuant to the 2016 equity award obligations were issued during the year ended December 31, 2017 and were reclassified against additional paid in capital at that time.
Under both plans combined, as of December 31, 2018, the Company has approximately $7.3 million of unrecognized stock-based compensation expense related to option awards that will be recognized over 1.4 years and approximately $37.4 million of unrecognized stock-based compensation expense related to restricted stock awards and units that will be recognized over approximately 1.9 years.
12. Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive loss, net of tax were as follows:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total
	(in thousands)
Balance at December 31, 2016	$(2,395)	$(1,271)	$(3,666)
Other comprehensive income	3,091	34	3,125
Balance at December 31, 2017	696	(1,237)	(541)
Other comprehensive loss	(2,233)	(437)	(2,670)
Balance at December 31, 2018	$(1,537)	$(1,674)	$(3,211)
13. Revenue
Adoption of ASC Topic 606, “Revenue from Contracts with Customers”
The Company recorded a net increase to opening retained earnings of $59.4 million as of January 1, 2018 due to the cumulative impact of adopting Topic 606, with the impact primarily related to customer acquisition costs. The impact to revenue and customer acquisition costs during the year ended December 31, 2018 was a decrease of $0.6 million and $0.6 million, respectively.
During the year ended December 31, 2018, the Company recognized $1,145.3 million of revenue, the majority of which was derived from contracts with customers.
During the year ended December 31, 2018, the Company did not incur any impairment losses on any receivables or contract assets arising from the Company’s contracts with customers.
During the year ended December 31, 2018, the Company did not incur any credit losses on any receivables or contract assets arising from the Company’s contracts with customers.
In accordance with ASC 606, the Company disaggregates revenue from contracts with customers based on the timing of revenue recognition. The Company determined that disaggregating revenue into these categories depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. As discussed in Note 21. Segment Information, the Company business consists of the web presence, domain and email marketing segments. The following table presents disaggregated revenues by category for the year ended December 31, 2018:

	Year Ended December 31, 2018
	Web presence	Email marketing	Domain	Total
	(in thousands)
Subscription-based revenue
Direct revenue from subscriptions	$561,583	$404,533	$52,016	$1,018,132
Professional services	13,414	1,373	401	15,188
Reseller revenue	21,587	3,537	51,754	76,878
Total subscription-based revenue	$596,584	$409,443	$104,171	$1,110,198

Non-subscription-based revenue
MDF	$7,842	$609	$789	$9,240
Premium domains	84	—	20,025	20,109
Domain parking	805	—	4,939	5,744
Total non-subscription-based revenue	$8,731	$609	$25,753	$35,093

Total revenue:	$605,315	$410,052	$129,924	$1,145,291
Subscriber revenue is primarily recognized over time, when the services are performed, except for third party products for which the Company acts as an agent. Revenue from third party products for which the Company acts as an agent is recognized at a point in time, when the revenue is earned.
Revenue, classified by the major geographic areas in which the Company’s customers are located, was as follows for the year ended December 31, 2018:

	Year Ended December 31, 2018
	Web presence	Email marketing	Domain	Total
	(in thousands)
Domestic	$405,928	$376,974	$50,962	$833,864
International	199,387	33,078	78,962	311,427
Total	$605,315	$410,052	$129,924	$1,145,291
14. Redeemable Non-Controlling Interest
As described in Note 3 - Acquisitions, on January 6, 2016, the Company acquired a controlling interest in WZ UK. In connection with this acquisition, the Company recorded redeemable NCI of $10.8 million. In accordance with ASC 480-10-S99, Accounting for Redeemable Equity Securities, the difference between the $10.8 million fair value of the redeemable NCI and the $30 million value that was expected to be paid upon exercise of the put option was being accreted over the option period. Adjustments to the carrying amount of the redeemable non-controlling interest were charged to additional paid-in capital.
Throughout the balance of fiscal year 2016, the Company acquired additional equity interests in WZ UK for an aggregate price of $33.4 million, which increased the Company's ownership from 57.5% to 86.4%. As part of the agreement to acquire these additional interests, the Company agreed to acquire the remaining 13.6% of WZ UK for $25.0 million, under certain circumstances. Based on the Company's fair value measurement of the NCI using market multiples and discounted cash flows, the Company determined that the estimated fair value of the non-controlling interest was below the expected redemption amount of $25.0 million, which resulted in $14.2 million of excess accretion that reduced income available to common shareholders for the period starting on the date of the restructuring through the redemption date of July 1, 2017. The Company recognized excess accretion of $6.8 million and $7.2 million during the year ended December 31, 2016 and 2017, respectively, which is reflected in net loss attributable to accretion of non-controlling interest in the Company’s consolidated statements of operations and comprehensive income (loss). On July 7, 2017, the Company redeemed the remaining redeemable non-controlling interest for $25.0 million.
15. Income Taxes
The following table presents domestic and foreign components of loss before income taxes for the periods presented:

	Year Ended December 31,
	2016	2017	2018
	(in thousands)
United States	$(137,197)	$(117,715)	$(52,029)
Foreign	(52,593)	540	50,584
Total income (loss) before income taxes	$(189,790)	$(117,175)	$(1,445)
The components of the provision (benefit) for income taxes consisted of the following:

	Year Ended December 31,
	2016	2017	2018
	(in thousands)
Current:
U.S. federal	$328	$319	$(4,000)
State	744	2,610	2,772
Foreign	2,312	2,597	5,420
Total current provision	3,384	5,526	4,192
Deferred:
U.S. federal	(44,447)	(36,854)	(4,671)
State	(6,225)	(3,243)	236
Foreign	(10,037)	9,377	10,435
Change in valuation allowance	(52,533)	7,913	(16,438)
Total deferred provision	(113,242)	(22,807)	(10,438)
Total benefit	$(109,858)	$(17,281)	$(6,246)
The income tax benefit for the year ended December 31, 2018 was primarily attributable to a $9.6 million federal and state deferred tax benefit, a foreign deferred tax benefit of $0.8 million, and a federal and state current income tax benefit of $1.3 million, offset by foreign current tax expense of $5.4 million. This aggregate tax benefit of $10.4 million is inclusive of $2.2 million of reserves provided during the year ended December 31, 2018 for unrecognized tax benefits.
The income tax benefit for the year ended December 31, 2017 was primarily attributable to a federal and state deferred tax benefit of $21.8 million (which includes a $16.9 million tax benefit pertaining to the federal tax rate change as a result of the Tax Cut and Jobs Act of 2017 and the identification and recognition of $1.2 million of U.S. federal and state tax credits) and a foreign deferred tax benefit of $1.0 million, offset by a provision for federal and state current income taxes of $2.9 million and foreign current tax expense of $2.6 million. This aggregate tax benefit of $17.3 million is inclusive of $1.8 million of reserves provided during the year ended December 31, 2017 for unrecognized tax benefits.
The income tax benefit for the year ended December 31, 2016 was primarily attributable to a $52.5 million change in the valuation allowance, a federal and state deferred tax benefit of $50.7 million (which includes the identification and recognition of $9.2 million of U.S. federal and state tax credits), and a foreign deferred tax benefit of $10.0 million, partially offset by a provision for federal and state current income taxes of $1.1 million and foreign current tax expense of $2.3 million. The deferred tax benefits recorded during the year ended December 31, 2016, including the change in the valuation allowance, were primarily attributable to the acquisition of Constant Contact, which resulted in the recognition of a significant amount of deferred tax liabilities which offset previously recorded deferred tax assets for which a valuation allowance was previously provided.

The following table presents a reconciliation of the Company's income tax benefit based on statutory income tax rates and the actual income tax benefit, for the periods presented:

	Year Ended December 31,
	2016	2017	2018
U.S. federal taxes at statutory rate	$(67,103)	$(40,973)	$(303)
State income taxes, net of federal benefit	(1,781)	(749)	265
Non-deductible stock-based compensation	2,883	9,265	3,906
Non-deductible transaction costs	5,471	—	1,538
Non-taxable loss on redemption of equity interest	—	—	9,230
Credits	(8,847)	(1,247)	(5,659)
Foreign rate differential	8,737	(1,404)	369
Change in valuation allowance—U.S.	(60,438)	18,777	(5,199)
Change in valuation allowance—foreign	7,905	(10,864)	(11,239)
Rate change	(768)	(8,809)	694
Foreign attribute - write-off	—	9,261	—
Permanent differences and other	4,083	9,462	153
Total	$(109,858)	$(17,281)	$(6,246)
The benefit for income taxes shown on the consolidated statements of operations differs considerably from amounts that would result from applying the statutory tax rates to income before taxes primarily because of U.S. net operating losses historically incurred, which offset federal income taxes, but do not fully offset state or foreign income taxes. In addition, acquisitions and the recent changes in U.S. tax law that limit the deductibility of interest expenses have impacted the calculation of deferred tax liabilities and created variability in deferred income tax benefit from period to period. Lastly, the Company provides a valuation allowance against most of its deferred tax assets, which prevents recognition of certain deferred tax assets and results in further variability in deferred income tax benefit from period to period.
The significant components of the Company’s deferred income tax assets and liabilities are as follows:

	As of December 31,
	2017	2018
Deferred income tax assets:
Net operating loss carry forward	$47,098	$39,765
Credit carryforward	27,337	33,526
Interest expense limitation carryforward	—	14,711
Deferred compensation	215	179
Deferred revenue	19,729	3,752
Other reserves	(72)	2,549
Stock-based compensation	14,887	11,673
Other, net	(327)	977
Total deferred income tax assets	108,867	107,132
Deferred income tax liabilities:
Purchased intangible assets	(47,580)	(29,855)
Goodwill	(27,922)	(35,400)
Property and equipment	(9,024)	(11,183)
Total deferred income tax liabilities	(84,526)	(76,438)
Valuation allowance	(44,068)	(47,151)
Net deferred income tax liabilities	$(19,727)	$(16,457)
The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realization of deferred tax assets requires significant management judgment. In determining whether its deferred tax assets are more likely than not realizable, the Company evaluated all available positive and negative evidence, and weighted the evidence based on its objectivity. Evidence the Company considered included:

•	Net Operating Losses ("NOL") incurred from the Company's inception to December 31, 2017;

•	Expiration of various federal and state tax attributes;

•	Reversals of existing temporary differences;

•	Composition and cumulative amounts of existing temporary differences; and

•	Forecasted profit before tax.
The Company assessed its ability to realize its U.S. deferred tax assets as of December 31, 2018 and determined that it was more likely than not that the Company would not realize $43.0 million of net deferred tax assets. The Company assessed its ability to realize its foreign deferred tax assets as of December 31, 2018 and determined that it was more likely than not that the Company would not realize $3.3 million of net deferred tax assets in the Netherlands, $0.4 million of net deferred tax assets in India, $0.2 million in deferred tax assets in Israel and $0.2 million of net deferred tax assets in China.
As of December 31, 2018, the Company had NOL carry-forwards available to offset future U.S. federal taxable income of approximately $108.9 million and future state taxable income of approximately $115.5 million. These NOL carry-forwards expire on various dates through 2038.
As of December 31, 2018, the Company had NOL carry-forwards in foreign jurisdictions available to offset future foreign taxable income by approximately $13.8 million. The Company has loss carry-forwards that begin to expire in 2021 in China totaling $0.9 million. The Company has loss carry-forwards that begin to expire in 2020 in the Netherlands totaling $12.1 million. The Company has loss carryforwards that begin to expire in 2020 in India totaling $0.6 million. The Company also has loss carry-forwards in Singapore of $0.3 million which has an indefinite carry-forward period.
In addition, the Company has $29.2 million of U.S. federal capital loss carry-forwards and $12.9 million in state capital loss-forwards, generally expiring through 2023. As of December 31, 2018, the Company had U.S. tax credit carry-forwards available to offset future U.S. federal and state taxes of approximately $23.7 million and $12.4 million, respectively. These credit carry-forwards expire on various dates through 2038. Due to provisions of the Tax Cuts and Jobs Act of 2017, the Company has a carryforward of disallowed interest expense of $61.2 million, which has an indefinite carryforward period.
Utilization of the NOL carry-forwards may be subject to an annual limitation due to the ownership percentage change limitations under Section 382 of the Internal Revenue Code (“Section 382 limitation”). Ownership changes can limit the amount of net operating loss and other tax attributes that a company can use each year to offset future taxable income and taxes payable. In connection with a change in control in 2011, the Company was subject to Section 382 annual limitation of $77.1 million, which was in excess of the actual NOLs available. Therefore, these NOLs were not impacted by this limitation. The Company performed additional Section 382 analysis following its IPO during the year ended December 31, 2013, and after additional offerings of its common stock during the years ended December 31, 2014 and 2015, and determined that no additional Section 382 limitations applied. The acquisition of Constant Contact during the year ended December 31, 2016 was considered a change of control under Section 382 for Constant Contact, however, the amount of the limitation exceeded the amount of NOLs and other tax attributes available at the time of the acquisition, therefore, these NOLs and tax attributes were not adversely impacted by these limitations. As a result, all unused NOL carry-forwards at December 31, 2018 are available for future use to offset taxable income.
As of the date of the Company’s acquisition of Constant Contact, Constant Contact had approximately $60.2 million and $32.4 million of federal and state NOLs, respectively, and approximately $10.9 million of U.S. federal research and development credits and $9.2 million of state credits. These losses and credits are not subject to limitation under Internal Revenue Code Sections 382 and 383.
The Company recognizes, in its consolidated financial statements, the effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The Company has unrecognized tax benefits for uncertain tax positions of $1.1 million and $4.4 million at December 31, 2017 and 2018, respectively, that would affect its effective tax rate. The Company records interest related to unrecognized tax benefits in interest expense and penalties in operating expense. The Company recognized immaterial interest and penalties related to unrecognized tax benefits during the years ended December 31, 2016 and 2017, and $0.4 million in the year ended December 31, 2018.
The Company does not expect a significant change in the liability for unrecognized tax benefits in the next 12 months.

Unrecognized tax benefits at December 31, 2017	$1,129
Addition for tax positions of prior years	887
Addition for tax positions of current year	2,365
Unrecognized tax benefits at December 31, 2018	$4,381

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
In the normal course of business, the Company is subject to examination by tax authorities throughout the world. Since the Company is in a loss carry-forward position, the Company is generally subject to U.S. federal and state income tax examinations by tax authorities for all years for which a loss carry-forward is utilized. The Company's Constant Contact subsidiary is currently under an Internal Revenue Service audit in the United States for the periods ended December 31, 2015 and February 9, 2016 (short period), India for fiscal years ended March 31, 2014, 2015 and 2016 and Israel for the fiscal years ended December 31, 2012, 2013, 2014, 2015 and 2016. At this time, the Company does not expect material changes as a result of the audits.
The statute of limitations in the Company’s other tax jurisdictions, in the United Kingdom and Brazil, remains open for various periods between 2014 and the present. However, carryforward attributes from prior years may still be adjusted upon examination by tax authorities if they are used in an open period.
Tax Cuts and Jobs Act
On December 22, 2017, the United States enacted tax reform legislation through the Tax Cuts and Jobs Act, which significantly changed the existing U.S. tax laws, including a reduction in the corporate tax rate from 35% to 21%, a limitation on the deductibility of interest expenses, a move from a worldwide tax system to a territorial system, as well as other changes. As a result of enactment of the legislation, we incurred an additional one-time income tax benefit on the re-measurement of certain deferred tax assets and liabilities in the amount of $16.9 million. The legislation also introduced substantial international tax reform that moves the U.S. toward a territorial system, in which income earned in other countries will generally not be subject to U.S. taxation. The accumulated foreign earnings of U.S. shareholders of certain foreign corporations will be subject to a one-time transition tax. Amounts held in cash or cash equivalents will be subject to a 15.5 percent tax, while amounts held in illiquid assets will be subject to an eight percent tax. Due to an accumulated deficit in the undistributed earnings of its foreign subsidiaries, the one-time transition tax will not apply to the Company.
Permanent Reinvestment of Foreign Earnings
As of December 31, 2018, the cumulative amount of undistributed earnings of the Company's foreign subsidiaries amounted to $31.8 million. The Company has not provided U.S. taxes on these undistributed earnings of its foreign subsidiaries that it considers indefinitely reinvested. This indefinite reinvestment determination is based on the future operational and capital requirements of the Company's domestic and foreign operations. The Company expects that the cash held by its foreign subsidiaries of $26.1 million will continue to be used for its foreign operations and therefore does not anticipate repatriating these funds.
Included within the Tax Cuts and Jobs Act of 2017 were changes to Subpart F rules and a requirement for taxation of the aggregate net unrepatriated foreign earnings accumulated before January 1, 2018.  These changes did not impact the Company in 2017 and the Company does not expect the Subpart F changes to have a material impact in the future. Except for Subpart F income, the Company has not provided taxes for the remaining $31.8 million of undistributed earnings of its profitable foreign subsidiaries because the Company plans to keep these amounts permanently reinvested overseas except for instances where it can remit such earnings to the U.S. without an associated net tax cost. If the Company decides to repatriate the foreign earnings, it would need to adjust its income tax provision in the period it determines that the earnings will no longer be indefinitely invested outside the United States. Due to the timing and circumstances of repatriation of such earnings, if any, it is not practicable to determine the unrecognized deferred tax liability relating to such amounts.
Adoption of ASU 2016-09
In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, or ASU 2016-09. ASU 2016-09 intends to simplify various aspects of how share-based payments are accounted for and presented in the financial statements. The main provisions include: all tax effects related to stock awards will now be recorded through the income statement instead of through equity, all tax-related cash flows resulting from stock awards will be reported as operating activities on the cash flow statement, and entities can make an accounting policy election to either estimate forfeitures or account for forfeitures as they occur. The amendments in ASU 2016-09, required to be updated for all annual periods and interim reporting periods beginning after December 15, 2016, were adopted early by the Company in the fourth quarter of 2016 and were applied to its related consolidated financial statements on a prospective basis. The adoption of these amendments had an impact of $0.9 million on the consolidated statement of operations and comprehensive income (loss) through December 31, 2016 due to the reclassification of shortfalls from additional paid in capital. The Company also elected to account for forfeitures as they occur with no adjustment for estimated forfeitures, which had an impact of $0.9 million to the Company’s consolidated statement of operations and comprehensive income (loss).
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
16. Severance and Other Exit Costs

The Company evaluates its data center, sales and marketing, support and engineering operations and the general and administrative function on an ongoing basis in an effort to optimize its cost structure. As a result, the Company may incur charges for employee severance, exiting facilities and restructuring data center commitments and other related costs.

2018 Restructuring Plan
In January 2018, the Company announced plans to eliminate approximately 71 positions, later increased to approximately 95 positions, primarily in the Asia Pacific region and to a lesser extent in the U.S., in order to streamline operations and create operational efficiencies (the "2018 Restructuring Plan"). During the year ended December 31, 2018, the Company incurred severance costs of $3.0 million and paid $2.8 million and had a remaining accrued severance liability of $0.2 million at December 31, 2018 in connection with the 2018 Restructuring Plan. The Company completed severance charges related to the 2018 Restructuring Plan during the year ended December 31, 2018.
In connection with the 2018 Restructuring Plan, the Company closed offices in Ohio. During the year ended December 31, 2018, the Company recorded facility charges of $0.5 million. The Company made payments of $0.1 million during the year ended December 31, 2018, and had a remaining accrued facility liability of $0.4 million as of December 31, 2018.
2017 Restructuring Plan
In January 2017, the Company announced plans to close certain offices as part of a plan to consolidate certain web presence customer support operations, resulting in severance costs. These severance charges were associated with the elimination of approximately 660 positions, primarily in customer support. Additionally, the Company implemented additional restructuring plans to create operational efficiencies and synergies related to the Constant Contact acquisition, which resulted in additional severance charges for the elimination of approximately 50 positions. For the year ended December 31, 2018, in connection with these plans (together, the “2017 Restructuring Plan”), the Company incurred no additional severance costs and paid $3.5 million. The Company had a remaining accrued severance liability of $0.2 million as of December 31, 2018.
In connection with the 2017 Restructuring Plan, the Company closed offices in Orem, Utah and relocated certain employees to its Tempe, Arizona office. During the year ended December 31, 2018, the Company recorded a reduction to facility charges of $0.2 million. The Company made payments of $0.1 million during the year ended December 31, 2018, and had a remaining accrued facility liability of $0.0 million as of December 31, 2018.

2016 Restructuring Plan
In connection with the Company’s acquisition of Constant Contact on February 9, 2016, the Company implemented a plan to create operational efficiencies and synergies resulting in severance costs and facility exit costs (the “2016 Restructuring Plan”).
The severance charges were associated with eliminating approximately 265 positions across the business. The Company incurred all employee-related charges associated with the 2016 Restructuring Plan during the year ended December 31, 2016 and all severance payments were complete at December 31, 2017. There is no severance accrual remaining as of December 31, 2018.
The 2016 Restructuring Plan included a plan to close offices in San Francisco, California, Delray Beach, Florida, New York, New York, United Kingdom, Porto Alegre, Brazil and Miami, Florida, and a plan to relocate certain employees to its Austin Office. The Company also closed a portion of the Constant Contact offices in Waltham, Massachusetts. During the year ended December 31, 2018, the Company incurred facility charges of $0.1 million. The Company paid $2.4 million of facility costs related to the 2016 Restructuring Plan during the year ended December 31, 2018 and had a remaining accrued facility liability of $3.7 million as of December 31, 2018.

The Company expects to complete facility exit cost payments related to the 2016 Restructuring Plan during the year ended December 31, 2022.
The following table provides a summary of the aggregate activity for the year ended December 31, 2018 related to the Company’s combined severance accrual for the 2018, 2017 and 2016 Restructuring Plans (together, the "Restructuring Plans"):

Employee Severance
(in thousands)
Balance at December 31, 2017	$3,668
Severance charges	2,978
Cash paid	(6,238)
Balance at December 31, 2018	$408

The following table provides a summary of the aggregate activity for the year ended December 31, 2018 related to the Company’s combined Restructuring Plans facilities exit accrual:

Facilities
(in thousands)
Balance at December 31, 2017	$6,005
Facility charges	390
Sublease income	321
Cash paid	(2,616)
Balance at December 31, 2018	$4,100
The following table presents restructuring charges recorded in the consolidated statement of operations and comprehensive income (loss) for the periods presented:

	For the Year Ended December 31,
	2016	2017	2018
	(in thousands)
Cost of revenue	$8,986	$4,100	$1,385
Sales and marketing	6,550	3,586	110
Engineering and development	4,288	1,469	348
General and administrative	4,400	6,655	1,525
Total restructuring charges	$24,224	$15,810	$3,368
17. Commitments and Contingencies
Operating Leases
The Company has operating lease commitments for certain facilities and equipment that expire on various dates through 2026. The following table outlines future minimum annual rental payments under these leases at December 31, 2018:

Year Ending December 31,	Amount
(in thousands)
2019	$20,770
2020	20,629
2021	17,577
2022	14,959
2023	14,606
Thereafter	25,600
Total minimum lease payments	$114,141

Total net rent expense incurred under non-cancellable operating leases for the years ended December 31, 2016, 2017 and 2018, were $20.0 million, $22.1 million and $20.8 million, respectively. Total sublease income for the years ended December 31, 2016, 2017 and 2018 was $0.4 million, $0.5 million and $1.0 million, respectively.
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

Endurance
The Company received a subpoena dated December 10, 2015 from the Boston Regional Office of the SEC, requiring the production of certain documents, including, among other things, documents related to its financial reporting, including operating and non-GAAP metrics, refund, sales and marketing practices and transactions with related parties. On June 5, 2018, the Company announced that it had resolved both this investigation and the Constant Contact investigation discussed below by consenting to the SEC's entry of a cease and desist order (the "Order"), without admitting or denying the SEC's findings set forth in the Order, and by paying a civil monetary penalty. The Company accrued the penalty in the fiscal quarter ended September 30, 2017 and paid the penalty in the fiscal quarter ended June 30, 2018.
On May 4, 2015, Christopher Machado, a purported holder of the Company’s common stock, filed a civil action in the United States District Court for the District of Massachusetts against the Company and its former chief executive officer and former chief financial officer, captioned Machado v. Endurance International Group Holdings, Inc., et al., Civil Action No. 1:15-cv-11775-GAO. The plaintiff filed an amended complaint on December 8, 2015, a second amended complaint on March 18, 2016, and a third amended complaint on June 30, 2017. In the third amended complaint, plaintiffs Christopher Machado and Michael Rubin allege claims for violations of Section 10(b) and 20(a) of the Exchange Act, and Sections 11, 12(a)(2), and 15 of the Securities Act, on behalf of a purported class of purchasers of the Company’s securities between October 25, 2013 and December 16, 2015, including persons or entities who purchased or acquired the Company's shares pursuant or traceable to the registration statement and prospectus issued in connection with the Company's October 25, 2013 initial public offering. The plaintiffs challenge as false or misleading certain of the Company’s disclosures about the total number of subscribers, average revenue per subscriber, the number of customers paying over $500 per year for the Company’s products and services, and the average number of products sold per subscriber. The plaintiffs seek, on behalf of themselves and the purported class, compensatory damages, rescissory damages as to class members who purchased shares pursuant to the offering and the plaintiffs' costs and expenses of litigation. On January 12, 2018, the parties filed a joint motion to stay all proceedings pending the outcome of a mediation between the parties. The court granted the stay on February 21, 2018 and later extended the stay to allow the parties to discuss a potential resolution of this matter. The parties then negotiated the terms and conditions of a stipulation and agreement of settlement and related papers, which, among other things, provide for the release of all claims asserted against the Company and its former chief executive officer and former chief financial officer. On July 6, 2018, the plaintiffs filed an unopposed motion seeking preliminary approval of the proposed settlement, certification of a proposed settlement class, and approval of notice to the settlement class. On January 2, 2019, the court entered an order preliminarily approving the settlement and scheduling a hearing for September 13, 2019 to determine whether the proposed settlement is fair, reasonable and adequate and whether the case should therefore be dismissed with prejudice. The Company's contribution to the settlement pool under the proposed settlement would be approximately equal to the $7.3 million it reserved during the year ended December 31, 2018 in connection with a possible settlement of both this action and the McGee litigation discussed below. The Company cannot make any assurances as to whether or when the settlement will be approved by the court.

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
On August 7, 2015, a purported class action lawsuit, William McGee v. Constant Contact, Inc., et al, was filed in the United States District Court for the District of Massachusetts against Constant Contact and two of its former officers. An amended complaint, which named an additional former officer as a defendant, was filed December 19, 2016. The lawsuit asserts claims under Sections 10(b) and 20(a) of the Exchange Act, and is premised on allegedly false and/or misleading statements, and non-disclosure of material facts, regarding Constant Contact’s business, operations, prospects and performance during the proposed class period of October 23, 2014 to July 23, 2015. The parties mediated the claims on March 27, 2018, and as a result of that mediation reached an agreement in principle with the lead plaintiff to settle the action. The parties then negotiated the terms and conditions of a stipulation and agreement of settlement and related papers, which, among other things, provide for the release of all claims asserted against Constant Contact and its former officers. On May 18, 2018, the plaintiffs filed an unopposed motion seeking preliminary approval of the proposed settlement, certification of the proposed settlement class for settlement purposes only, and approval of notice to the settlement class. The court has not yet ruled on this motion. The Company's contribution to the settlement pool under the proposed settlement would be approximately equal to the $7.3 million it reserved during the year ended December 31, 2018 in connection with a possible settlement of both this action and the Endurance Machado litigation discussed above. The Company cannot make any assurances as to whether or when the settlement will be approved by the court.
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
18. Employee Benefit Plans
The Company has a defined contribution plan established under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”), which covers substantially all employees. Employees are eligible to participate in the 401(k) Plan beginning on the first day of the month following commencement of their employment. The 401(k) Plan includes a salary deferral arrangement pursuant to which participants may elect to reduce their current compensation by up to the statutorily prescribed limit, equal to $18,500 in 2018, and have the amount of the reduction contributed to the 401(k) Plan. Beginning January 1, 2013, the Company matched 100% of each participant’s annual contribution to the 401(k) plan up to 3% of the participant’s salary and then 50% of each participant’s contribution up to 2% of each participant’s salary. The match immediately vests 100%. Matching contributions by the Company to the 401(k) Plan related to the 2016, 2017, and 2018 plan years were approximately $5.7 million, $6.3 million, and $5.9 million respectively.

19. Variable Interest Entity

The Company, through a subsidiary formed in China, entered into various agreements with Shanghai Xiao Lan Network Technology Co., Ltd ("Shanghai Xiao") and its shareholders that allowed the Company to effectively control Shanghai Xiao, making it a variable interest entity ("VIE"). Shanghai Xiao has a technology license that allows it to provide local hosting services to customers located in China. During fiscal year 2018, the Company ceased operations of the VIE, and has begun the process to liquidate the entity.

From inception of Shanghai Xiao and through December 31, 2018, the financial position and results of operations of Shanghai Xiao are consolidated within, but are not material to, the Company's consolidated financial position or results of operations.
20. Related Party Transactions
The Company has various agreements in place with related parties. Below are details of related party transactions that occurred during the years ended December 31, 2016, 2017 and 2018.
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
The following table includes the amounts of related party transactions recorded in the consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2016, 2017 and 2018 relating to services provided by Tregaron and its affiliates under these agreements:

	For the Year Ended December 31,
	2016	2017	2018
	(in thousands)
Cost of revenue	$12,200	$12,100	$14,255
Sales and marketing	500	1,200	755
Engineering and development	1,300	1,300	1,260
General and administrative	300	200	115
Total related party transaction expense	$14,300	$14,800	$16,385
As of December 31, 2017 and 2018, approximately $1.5 million and $2.4 million, respectively, was included in accounts payable and accrued expenses relating to services provided by Tregaron.
Innovative Business Services, LLC:
The Company also has agreements with Innovative Business Services, LLC (“IBS”), which provides multi-layered third-party security applications that are sold by the Company. During the year ended December 31, 2018, a director of the Company and the Company’s former chief executive officer, who is a holder of more than 5.0% of the Company's capital stock, continued to hold a material financial interest in IBS.
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
The following table includes the revised amounts of related party transactions recorded in the consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2016, 2017 and 2018 relating to services provided by IBS under these agreements:

	For the Year Ended December 31,
	2016	2017	2018
	(in thousands)
Revenue	$(3,100)	$(4,250)	$(5,450)
Revenue (contra)	7,500	7,850	7,965
Total related party transaction impact to revenue	$4,400	$3,600	$2,515
Cost of revenue	700	675	640
Total related party transaction expense, net	$5,100	$4,275	$3,155
As of December 31, 2017 and 2018, approximately $0.2 million and $0.2 million, respectively, was included in prepaid expenses and other current assets relating to the Company’s agreements with IBS.
As of December 31, 2017 and 2018, approximately $1.3 million and $0.6 million, respectively was included in accounts payable and accrued expenses relating to the Company’s agreements with IBS.
As of December 31, 2017 and 2018, approximately $0.7 million and $0.9 million, respectively, was included in accounts receivable relating to the Company’s agreements with IBS.
Goldman, Sachs & Co.:
The Company entered into a three-year interest rate cap on December 9, 2015 with a subsidiary of Goldman Sachs & Co. ("Goldman Sachs"). The Company paid $3.0 million to the Goldman Sachs subsidiary as a premium for the interest rate cap during the year ended December 31, 2016. No further premiums are payable under this interest rate cap. Goldman Sachs is a significant shareholder of the Company. Refer to Note 4: Fair Value Measurements, for further details.
In connection with and concurrently with the acquisition of Constant Contact in February 2016, the Company entered into the $735.0 million incremental first lien term loan facility and the $165.0 million revolving credit facility, and EIG Investors Corp. issued Senior Notes in the aggregate principal amount of $350.0 million. An affiliate of Goldman Sachs provided loans in the aggregate principal amount of $312.4 million under the incremental first lien term loan facility and a commitment in the aggregate principal amount of $57.6 million under the revolving credit facility, and Goldman Sachs acted as a book-running manager in the Company’s offering of the Senior Notes and purchased approximately $148.8 million worth of the Notes. The foregoing financing arrangements were provided in accordance with a commitment letter the Company entered into with an affiliate of Goldman Sachs and certain other investment banks in November 2015. Refer to Note 9: Notes Payable, for further details.
Goldman Sachs also served as a financial advisor in connection with the acquisition of Constant Contact and during the year ended December 31, 2016, the Company paid approximately $8.6 million to Goldman Sachs in connection with these services.
In connection with the issuance of the Senior Notes, the Company agreed to assist the initial purchasers, including Goldman Sachs, in marketing the Senior Notes. Through December 31, 2016, the Company incurred expenses on behalf of the initial purchasers of approximately $0.8 million.
Goldman Sachs Lending Partners LLC, a subsidiary of Goldman Sachs, was one of the joint bookrunners and joint lead arrangers for the 2017 Refinancing and 2018 Refinancing. In that capacity, Goldman Sachs Lending Partners LLC received an arrangement fee of $0.5 million and $0.3 million, respectively, and was reimbursed for an immaterial amount of expenses.
21. Segment Information
The Company has three reportable segments: web presence, domain and email marketing. The products and services included in each of the three reportable segments are as follows:
Web Presence. The web presence segment consists primarily of the Company's web hosting brands, the largest of which are Bluehost and HostGator. This segment also includes related products such as domain names, website security, website design tools and services, and e-commerce products.
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
The accounting policies of each segment are the same as those described in the summary of significant accounting policies, refer to Note 2: Summary of Significant Accounting Policies, for further details. The following tables contain financial information for each reportable segment for the years ended December 31, 2016, 2017 and 2018:

	Year ended December 31, 2016
	Web presence	Email marketing	Domain	Total
	(in thousands)
Revenue(1)	$648,732	$326,808	$135,602	$1,111,142
Gross profit	312,067	173,163	41,921	527,151

Net loss	(22,161)	(55,857)	(3,211)	(81,229)
Interest expense, net(2)	68,617	81,469	2,226	152,312
Income tax expense (benefit)	(78,901)	(33,543)	2,586	(109,858)
Depreciation	33,590	23,747	3,023	60,360
Amortization of other intangible assets	72,733	64,679	6,150	143,562
Stock-based compensation	41,481	12,403	4,383	58,267
Restructuring expenses	1,625	22,379	220	24,224
Transaction expenses and charges	31,260	984	40	32,284
Gain of unconsolidated entities(3)	(565)	—	—	(565)
Impairment of other long-lived assets(4)	9,039	—	—	9,039
Adjusted EBITDA	$156,718	$116,261	$15,417	$288,396

	Year Ended December 31, 2017
	Web presence	Email marketing	Domain	Total
	(in thousands)
Revenue(1)	$641,993	$401,250	$133,624	$1,176,867
Gross profit	305,588	254,941	12,408	572,937

Net income (loss)	(64,962)	(10,615)	(24,207)	(99,784)
Interest expense, net(2)	67,491	86,914	2,001	156,406
Income tax expense (benefit)	4,063	5,152	(26,496)	(17,281)
Depreciation	37,634	13,912	3,639	55,185
Amortization of other intangible assets	60,277	74,467	5,610	140,354
Stock-based compensation	46,641	6,934	6,426	60,001
Restructuring expenses	9,131	5,581	1,098	15,810
Transaction expenses and charges	—	773	—	773
(Gain) loss of unconsolidated entities	(110)	—	—	(110)
Impairment of other long-lived assets	600	—	30,860	31,460
SEC investigations reserve	4,323	2,751	926	8,000
Shareholder litigation reserve	—	—	—	—

Adjusted EBITDA	$165,088	$185,869	$(143)	$350,814

	Year Ended December 31, 2018
	Web presence	Email marketing	Domain	Total
	(in thousands)
Revenue(1)	$605,315	$410,052	$129,924	$1,145,291
Gross profit	297,590	288,023	38,941	624,554

Net (loss) income	(22,534)	38,628	(11,560)	4,534
Interest expense, net(2)	70,956	68,317	9,118	148,391
Income tax expense (benefit)	(4,961)	115	(1,400)	(6,246)
Depreciation	32,915	11,497	3,795	48,207
Amortization of other intangible assets	47,020	53,100	3,028	103,148
Stock-based compensation	16,000	9,638	3,426	29,064
Restructuring expenses	2,135	589	644	3,368
Transaction expenses and charges	—	—	—	—
Gain of unconsolidated entities	267	—	—	267
Impairment of other long-lived assets	—	—	—	—
SEC investigation reserve	—	—	—	—
Shareholder litigation reserve	4,780	1,500	1,045	7,325
Adjusted EBITDA	$146,578	$183,384	$8,096	$338,058

(1)
Revenue excludes intercompany sales of domain sales and domain services from the domain segment to the web presence segment of $7.6 million, $10.3 million and $10.0 million, for fiscal years 2016, 2017 and 2018, respectively.

(2)
Interest expense includes impact of amortization of deferred financing costs, original issue discounts and interest income. For the years ended December 31, 2017 and 2018, it also includes $6.5 million and $1.2 million, respectively, of deferred financing costs and OID immediately expensed upon the 2017 Refinancing and 2018 Refinancing.

(3)
The (gain) loss of unconsolidated entities is reported on a net basis for the years ended December 31, 2017 and 2018. The year ended December 31, 2016 includes an $11.4 million gain on the Company's investment in WZ UK, Ltd. This gain was generated on January 6, 2016, when the Company increased its ownership stake in WZ UK from 49% to 57.5%, which required a revaluation of its existing investment to its implied fair value. This gain was offset by the following: a loss of $4.8 million on an investment in AppMachine, which was generated on July 27, 2016, when the Company increased its ownership stake in AppMachine from 40% to 100%, which required a revaluation of the existing investment to its implied fair value; a loss of $4.7 million on the impairment of the Company's 33% equity investment in Fortifico Limited; and the Company's proportionate share of net losses from unconsolidated entities of $1.3 million.

(4)
The impairment of other long-lived assets for the year ended December 31, 2016 includes $7.0 million of impairment charges related to developed and in-process technology related to the Webzai acquisition, and $2.0 million of internally developed software that was abandoned. The impairment of other long-lived assets for the year ended December 31, 2017 includes $13.8 million related to certain domain name intangible assets, $0.6 million to write off a debt investment in a privately held entity, $12.1 million related to impairment of goodwill associated with the domain segment, and $4.9 million related to developed technology and customer relationships associated with the Directi acquisition.

The Company has revised amounts reported for gross profit, net loss and adjusted EBITDA for the web presence and the domain segments in the segment disclosures, which impacted fiscal years 2016 and 2017. The amounts reported for the email marketing segment were not impacted. The revisions arose because of an error in the classification of certain domain registration expenses. Domain segment gross profit, net income (loss) and adjusted EBITDA were overstated by $3.0 million for fiscal year 2016, and by $6.9 million for fiscal year 2017, and web presence segment gross profit, net income (loss) and adjusted EBITDA were understated by equal amounts. Consolidated results were not impacted by this misstatement. The following table reflects the differences between the amounts as reported and the amounts as revised for gross profit, net loss and adjusted EBITDA for the web presence and domain segments for the years ended December 31, 2016 and 2017:

	Year Ended December 31, 2016
	Web presence		Domain
	(in thousands)
	(as reported)	(as revised)	(as reported)	(as revised)
Gross profit	$309,116	$312,067	$44,872	$41,921
Net loss	(24,382)	(22,161)	(990)	(3,211)
Adjusted EBITDA	153,766	156,718	18,369	15,417

	Year Ended December 31, 2017
	Web presence		Domain
	(in thousands)
	(as reported)	(as revised)	(as reported)	(as revised)
Gross profit	$298,687	$305,588	$19,309	$12,408
Net loss	(70,375)	(64,962)	(18,794)	(24,207)
Adjusted EBITDA	158,187	165,088	6,758	(143)

22. Geographic and Other Information
Revenue, classified by the major geographic areas in which the Company's customers are located, was as follows:

	Year Ended December 31,
	2016	2017	2018
	(in thousands)
United States	$787,915	$845,305	$833,657
International	323,227	331,562	311,634
Total	$1,111,142	$1,176,867	$1,145,291
The following table presents the amount of tangible long-lived assets by geographic area:

	2017	2018
	(in thousands)
United States	$89,325	$87,301
International	6,127	4,974
Total	$95,452	$92,275
The Company’s revenue is generated primarily from products and services delivered on a subscription basis, which include web hosting, domains, website builders, search engine marketing, email marketing and other similar services. The Company also generates non-subscription revenue through domain monetization and marketing development funds. Non-subscription revenue decreased from $41.5 million, or 4% of total revenue for the year ended December 31, 2016 to $39.4 million, or 3% of total revenue for the year ended December 31, 2017, and decreased to $35.1 million, or 3% of total revenue for the year ended December 31, 2018. The majority of the Company's non-subscription revenue is included in its domain segment.
No individual international country represented more than 10% of total revenue in any period presented. Furthermore, substantially all of the Company's tangible long-lived assets are located in the United States.
23. Quarterly Financial Data (unaudited)
The following table presents the Company’s unaudited quarterly financial data:

	For the three months ended
	March 31, 2017	June 30, 2017	Sept. 30, 2017	Dec. 31, 2017	March 31, 2018	June 30, 2018	Sept. 30, 2018	Dec. 31, 2018
	(in thousands, except per share data)
Revenue	$295,137	$292,258	$295,222	$294,250	$291,356	$287,770	$283,770	$282,395
Gross profit	146,388	145,675	136,357	144,517	157,450	157,024	154,825	155,255
Income (loss) from operations	13,594	12,647	(1,070)	14,660	31,402	37,775	42,618	35,151
Net income (loss) attributable to Endurance International Group Holdings, Inc.	$(35,388)	$(39,129)	$(40,264)	$7,473	$(2,528)	$627	$(6,335)	$12,770
Basic net income (loss) per share attributable to Endurance International Group Holdings, Inc.	$(0.26)	$(0.29)	$(0.29)	$0.05	$(0.05)	$(0.01)	$(0.04)	$0.09
Diluted net income (loss) per share attributable to Endurance International Group Holdings, Inc.	$(0.26)	$(0.29)	$(0.29)	$0.05	$(0.05)	$(0.01)	$(0.04)	$0.09
24. Supplemental Guarantor Financial Information

In February 2016, EIG Investors Corp., a wholly-owned subsidiary of the Company (the “Issuer”), issued $350.0 million aggregate principal amount of its 10.875% Senior Notes due 2024 (refer to Note 9: Notes Payables, for further details), which it exchanged for new 10.875% Senior Notes due 2024 pursuant to a registration statement on Form S-4. The registered exchange offer for the Senior Notes was completed on January 30, 2017.  The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and the Issuer, and the following wholly-owned subsidiaries: The Endurance International Group, Inc., Bluehost Inc., FastDomain Inc., Domain Name Holding Company, Inc., Endurance International Group – West, Inc., HostGator.com LLC, A Small Orange, LLC, Constant Contact, Inc., and SinglePlatform, LLC, (collectively, the “Subsidiary Guarantors”), subject to certain customary guarantor release conditions. The Company’s other domestic subsidiaries and its foreign subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) have not guaranteed the Senior Notes.
The Company sold two immaterial guarantors, CardStar, Inc. and CardStar Publishing, LLC (collectively, "CardStar"), during the quarter ended December 31, 2016. CardStar was released and discharged from the guarantee as a result of the sale and no longer guarantees the debt of the Company as of December 1, 2016. Proceeds from the sale of CardStar were approximately $0.1 million.
The following tables present supplemental condensed consolidating balance sheet information of the Company (“Parent”), the Issuer, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries as of December 31, 2017 and December 31, 2018, and supplemental condensed consolidating results of operations and cash flow information for the years ended December 31, 2016, 2017 and 2018:

Condensed Consolidating Balance Sheets
December 31, 2017
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$92	$2	$54,473	$11,926	$—	$66,493
Restricted cash	—	—	2,472	153	—	2,625
Accounts receivable	—	—	12,386	3,559	—	15,945
Prepaid domain name registry fees	—	—	28,291	25,514	—	53,805
Prepaid expenses & other current assets	(12)	84	18,500	9,703	—	28,275
Total current assets	80	86	116,122	50,855	—	167,143
Intercompany receivables, net	33,637	606,834	(498,213)	(142,258)	—	—
Property and equipment, net	—	—	81,693	13,759	—	95,452
Goodwill	—	—	1,673,851	176,731	—	1,850,582
Other intangible assets, net	—	—	450,778	4,662	—	455,440
Investment in subsidiaries	49,288	1,355,013	37,200	—	(1,441,501)	—
Other assets	—	3,639	21,374	6,404	—	31,417
Total assets	$83,005	$1,965,572	$1,882,805	$110,153	$(1,441,501)	$2,600,034
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$—	$—	$9,532	$1,526	—	$11,058
Accrued expenses and other current liabilities	—	24,508	74,257	8,662	—	107,427
Deferred revenue	—	—	309,395	52,545	—	361,940
Current portion of notes payable	—	33,945	—	—	—	33,945
Current portion of financed equipment	—	—	7,630	—	—	7,630
Deferred consideration, short-term	—	—	4,365	—	—	4,365
Total current liabilities	—	58,453	405,179	62,733	—	526,365
Deferred revenue, long-term	—	—	81,199	9,773	—	90,972
Notes payable	—	1,858,300	—	—	—	1,858,300
Financed equipment—long term	—	—	7,719	—	—	7,719
Deferred consideration	—	—	3,551	—	—	3,551
Other long-term liabilities	—	(469)	30,144	447	—	30,122
Total liabilities	—	1,916,284	527,792	72,953	—	2,517,029
Equity	83,005	49,288	1,355,013	37,200	(1,441,501)	83,005
Total liabilities and equity	$83,005	$1,965,572	$1,882,805	$110,153	$(1,441,501)	$2,600,034

Condensed Consolidating Balance Sheets
December 31, 2018
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$21	$2	$61,649	$26,972	$—	$88,644
Restricted cash	—	—	1,932	—	—	1,932
Accounts receivable	—	—	10,515	1,690	—	12,205
Prepaid domain name registry fees	—	—	32,118	24,661	—	56,779
Prepaid commissions	—	—	40,804	654	—	41,458
Prepaid expenses & other current assets	—	422	26,617	8,051	—	35,090
Total current assets	21	424	173,635	62,028	—	236,108
Intercompany receivables, net	34,595	401,342	(321,124)	(114,813)	—	—
Property and equipment, net	—	—	79,090	13,185	—	92,275
Goodwill	—	—	1,695,451	153,614	—	1,849,065
Other intangible assets, net	—	—	351,920	596	—	352,516
Investment in subsidiaries	139,838	1,559,255	53,089	—	(1,752,182)	—
Prepaid commissions, net of current portion	—	—	41,746	726	—	42,472
Other assets	—	5,239	22,276	6,556	—	34,071
Total assets	$174,454	$1,966,260	$2,096,083	$121,892	$(1,752,182)	$2,606,507
Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$—	$—	$11,896	$553	$—	$12,449
Accrued expenses and other current liabilities	—	25,373	76,586	8,224	—	110,183
Deferred revenue	—	—	322,296	49,462	—	371,758
Current portion of notes payable	—	31,606	—	—	—	31,606
Current portion of financed equipment	—	—	8,379	—	—	8,379
Deferred consideration, short-term	—	—	2,425	—	—	2,425
Total current liabilities	—	56,979	421,582	58,239	—	536,800
Deferred revenue, long-term	—	—	85,531	10,609	—	96,140
Notes payable	—	1,770,055	—	—	—	1,770,055
Financed equipment—long term	—	—	—	—	—	—
Deferred consideration	—	—	1,364	—	—	1,364
Other long-term liabilities	—	(612)	28,349	(43)	—	27,694
Total liabilities	—	1,826,422	536,826	68,805	—	2,432,053
Equity	174,454	139,838	1,559,257	53,087	(1,752,182)	174,454
Total liabilities and equity	$174,454	$1,966,260	$2,096,083	$121,892	$(1,752,182)	$2,606,507

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Year Ended December 31, 2016
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$—	$—	$978,690	$133,274	$(822)	$1,111,142
Cost of revenue	—	—	496,267	88,753	(1,029)	583,991
Gross profit	—	—	482,423	44,521	207	527,151
Operating expense:
Sales & marketing	—	—	235,988	67,556	(33)	303,511
Engineering and development	—	—	72,922	14,679	—	87,601
General and administrative	—	242	128,337	14,516	—	143,095
Transaction expenses	—	—	32,284	—	—	32,284
Total operating expense	—	242	469,531	96,751	(33)	566,491
Income (loss) from operations	—	(242)	12,892	(52,230)	240	(39,340)
Interest expense and other income, net	—	149,512	(3,606)	4,544	—	150,450
Income (loss) before income taxes and equity earnings of unconsolidated entities	—	(149,754)	16,498	(56,774)	240	(189,790)
Income tax expense (benefit)	—	(53,847)	(55,953)	(58)	—	(109,858)
Income (loss) before equity earnings of unconsolidated entities	—	(95,907)	72,451	(56,716)	240	(79,932)
Equity (income) loss of unconsolidated entities, net of tax	73,071	(22,837)	58,014	297	(107,248)	1,297
Net income (loss)	(73,071)	(73,070)	14,437	(57,013)	107,488	(81,229)
Net loss attributable to non-controlling interest	—	—	(8,398)	—	—	(8,398)
Net income (loss) attributable to Endurance	$(73,071)	$(73,070)	$22,835	$(57,013)	$107,488	$(72,831)
Comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	(597)	—	(597)
Unrealized gain on cash flow hedge	—	(1,351)	—	—	—	(1,351)
Total comprehensive income (loss)	$(73,071)	$(74,421)	$22,835	$(57,610)	$107,488	$(74,779)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Year Ended December 31, 2017
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$—	$—	$1,055,013	$128,350	$(6,496)	$1,176,867
Cost of revenue	—	—	515,065	94,082	(5,217)	603,930
Gross profit	—	—	539,948	34,268	(1,279)	572,937
Operating expense:
Sales and marketing	—	—	256,902	20,561	(3)	277,460
Engineering and development	—	—	66,051	12,721	—	78,772
General and administrative	—	207	155,339	9,054	(628)	163,972
Transaction expenses	—	—	773	—	—	773
Impairment of goodwill	—	—	12,129	—	—	12,129
Total operating expense	—	207	491,194	42,336	(631)	533,106
Income (loss) from operations	—	(207)	48,754	(8,068)	(648)	39,831
Interest expense and other income —net	—	156,144	1,338	(476)	—	157,006
Income (loss) before income taxes and equity earnings of unconsolidated entities	—	(156,351)	47,416	(7,592)	(648)	(117,175)
Income tax expense (benefit)	—	(57,504)	39,125	1,098	—	(17,281)
Income (loss) before equity earnings of unconsolidated entities	—	(98,847)	8,291	(8,690)	(648)	(99,894)
Equity (income) loss of unconsolidated entities, net of tax	99,137	290	8,581	(17)	(108,101)	(110)
Net income (loss)	$(99,137)	$(99,137)	$(290)	$(8,673)	$107,453	$(99,784)
Net income (loss) attributable to non-controlling interest	—	—	7,524	—	—	7,524
Net income (loss) attributable to Endurance International Group Holdings, Inc.	(99,137)	(99,137)	(7,814)	(8,673)	107,453	(107,308)
Comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	3,091	—	3,091
Unrealized loss on cash flow hedge		34	—	—	—	34
Total comprehensive income (loss)	$(99,137)	$(99,103)	$(7,814)	$(5,582)	$107,453	$(104,183)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Year Ended December 31, 2018
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$—	$—	$1,041,334	$109,912	$(5,955)	$1,145,291
Cost of revenue	—	—	448,922	77,770	(5,955)	520,737
Gross profit	—	—	592,412	32,142	—	624,554
Operating expense:
Sales and marketing	—	—	251,558	13,866	—	265,424
Engineering and development	—	—	80,055	7,925	—	87,980
General and administrative	(11)	227	164,578	(40,590)	—	124,204
Total operating expense	(11)	227	496,191	(18,799)	—	477,608
Income (loss) from operations	11	(227)	96,221	50,941	—	146,946
Interest expense and other income —net	—	148,411	507	(527)	—	148,391
Income (loss) before income taxes and equity earnings of unconsolidated entities	11	(148,638)	95,714	51,468	—	(1,445)
Income tax expense (benefit)	—	(35,381)	25,257	3,878	—	(6,246)
Income (loss) before equity earnings of unconsolidated entities	11	(113,257)	70,457	47,590	—	4,801
Equity (income) loss of unconsolidated entities, net of tax	(4,523)	(117,780)	(47,321)	18	169,873	267
Net income (loss)	$4,534	$4,523	$117,778	$47,572	$(169,873)	$4,534
Comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	(2,233)	—	(2,233)
Unrealized gain (loss) on cash flow hedge		(437)	—	—	—	(437)
Total comprehensive income (loss)	$4,534	$4,086	$117,778	$45,339	$(169,873)	$1,864

Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2016
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$—	$(71,204)	$256,461	$(30,296)	$—	$154,961
Cash flows from investing activities:
Businesses acquired in purchase transaction, net of cash acquired	—	—	(887,937)	—	—	(887,937)
Purchases of property and equipment	—	—	(32,528)	(4,731)	—	(37,259)
Cash paid for minority investments	—	—	(5,600)	—	—	(5,600)
Proceeds from sale of property and equipment	—	—	674	2	—	676
Proceeds from note receivable	—	—	—	—	—	—
Proceeds from sale of assets	—	—	—	—	—	—
Purchases of intangible assets	—	—	(7)	(20)	—	(27)
Net cash used in investing activities	—	—	(925,398)	(4,749)	—	(930,147)
Cash flows from financing activities:
Proceeds from issuance of notes payable and draws on revolver	—	1,110,678	—	—	—	1,110,678
Repayment of notes payable and revolver	—	(176,700)	—	—	—	(176,700)
Payment of financing costs	—	(52,561)	—	—	—	(52,561)
Payment of deferred consideration	—	—	(50,375)	(669)	—	(51,044)
Payment of redeemable non-controlling interest liability	—	—	(33,425)	—	—	(33,425)
Principal payments on financed equipment	—	—	(5,892)	—	—	(5,892)
Proceeds from exercise of stock options	2,564	—	—	—	—	2,564
Capital investments from minority partner	—	—	—	2,776	—	2,776
Intercompany loans and investments	(2,573)	(810,276)	778,421	34,428	—	—
Net cash provided by (used in) financing activities	(9)	71,141	688,729	36,535	—	796,396
Net effect of exchange rate on cash and cash equivalents and restricted cash	—	—	—	1,610	—	1,610
Net increase (decrease) in cash and cash equivalents and restricted cash	(9)	(63)	19,792	3,100	—	22,820
Cash and cash equivalents and restricted cash:
Beginning of period	12	67	21,862	12,137	—	34,078
End of period	$3	$4	$41,654	$15,237	$—	$56,898

Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2017
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$12	$(82,189)	$284,912	$(1,462)	$—	$201,273
Cash flows from investing activities:
Businesses acquired in purchase transaction, net of cash acquired	—	—	—	—	—	—
Purchases of property and equipment	—	—	(38,731)	(4,331)	—	(43,062)
Cash paid for minority investments	—	—	—	—	—	—
Proceeds from sale of property and equipment	—	—	—	—	—	—
Proceeds from note receivable	—	—	—	—	—	—
Proceeds from sale of assets	—	—	530	—	—	530
Purchases of intangible assets	—	—	(1,932)	(34)	—	(1,966)
Net cash used in investing activities	—	—	(40,133)	(4,365)	—	(44,498)
Cash flows from financing activities:
Proceeds from issuance of notes payable and draws on revolver	—	1,693,007	—	—	—	1,693,007
Repayment of notes payable and revolver	—	(1,797,634)	—	—	—	(1,797,634)
Payment of financing costs	—	(6,304)	—	—	—	(6,304)
Payment of deferred consideration	—	—	(4,550)	(883)	—	(5,433)
Payment of redeemable non-controlling interest liability	—	—	(25,000)	—	—	(25,000)
Principal payments on financed equipment	—	—	(7,390)	—	—	(7,390)
Proceeds from exercise of stock options	2,049	—	—	—	—	2,049
Capital investments from minority partner	—	—	—	—	—	—
Intercompany loans and investments	(1,972)	193,118	(192,548)	1,402	—	—
Net cash provided by (used in) financing activities	77	82,187	(229,488)	519	—	(146,705)
Net effect of exchange rate on cash and cash equivalents and restricted cash	—	—	—	2,150	—	2,150
Net increase (decrease) in cash and cash equivalents and restricted cash	89	(2)	15,291	(3,158)	—	12,220
Cash and cash equivalents and restricted cash:
Beginning of period	3	4	41,654	15,237	—	56,898
End of period	$92	$2	$56,945	$12,079	$—	$69,118

Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2018
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$—	$(103,123)	$241,362	$44,313	$—	$182,552
Cash flows from investing activities:
Businesses acquired in purchase transaction, net of cash acquired	—	—	—	—	—	—
Purchases of property and equipment	—	—	(45,696)	(184)	—	(45,880)
Cash paid for minority investments	—	—	—	—	—	—
Proceeds from sale of property and equipment	—	—	—	—	—	—
Proceeds from note receivable	—	—	—	—	—	—
Proceeds from sale of assets	—	—	6	—	—	6
Purchases of intangible assets	—	—	(8)	—	—	(8)
Net cash used in investing activities	—	—	(45,698)	(184)	—	(45,882)
Cash flows from financing activities:
Proceeds from issuance of notes payable and draws on revolver	—	1,580,305	—	—	—	1,580,305
Repayment of notes payable and revolver	—	(1,681,094)	—	—	—	(1,681,094)
Payment of financing costs	—	(1,580)	—	—	—	(1,580)
Payment of deferred consideration	—	—	(4,500)	—	—	(4,500)

Principal payments on financed equipment	—	—	(7,439)	—	—	(7,439)
Proceeds from exercise of stock options	887	—	—	—	—	887

Intercompany loans and investments	(958)	205,492	(177,089)	(27,445)	—	—
Net cash provided by (used in) financing activities	(71)	103,123	(189,028)	(27,445)	—	(113,421)
Net effect of exchange rate on cash and cash equivalents and restricted cash	—	—	—	(1,791)	—	(1,791)
Net increase (decrease) in cash and cash equivalents and restricted cash	(71)	—	6,636	14,893	—	21,458
Cash and cash equivalents and restricted cash:
Beginning of period	92	2	56,945	12,079	—	69,118
End of period	$21	$2	$63,581	$26,972	$—	$90,576
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2018, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation of our disclosure controls and procedures as of December 31, 2018, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Under the supervision and with the participation of our management, our chief executive officer and chief financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, we used criteria set forth in the 2013 framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, management (including our Chief Executive Officer and Chief Financial Officer) has concluded that as of December 31, 2018, our internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by BDO USA LLP, an independent registered public accounting firm, as stated in the following report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Endurance International Group Holdings, Inc.
Burlington, Massachusetts

Opinion on Internal Control over Financial Reporting
We have audited Endurance International Group Holdings, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2018, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018 and our report dated February 21, 2019 expressed an unqualified opinion thereon.

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

/s/    BDO USA, LLP

Boston, Massachusetts
February 21, 2019

Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, or ITRA, which added Section 13(r) to the Exchange Act, we are required to disclose in our annual or quarterly reports, as applicable, whether we or any of our affiliates knowingly engaged in certain activities, transactions or dealings relating to certain individuals or entities that are subject to sanctions under U.S. law. Disclosure is generally required even where the activities, transactions or dealings were conducted in compliance with applicable law.
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
On November 6, 2018, we terminated an end customer account (the “End Customer Account”) that we believe to be associated with Arian Bank, which was identified by OFAC as an SDN on November 5, 2018, pursuant to 31 C.F.R. Part 594. We initially acquired the End Customer Account on January 23, 2014 as part of our acquisition of P.D.R Solutions FZC. We reported the End Customer Account to OFAC as potentially the property of an SDN subject to blocking pursuant to Executive Order 13224. To date, we have not received any correspondence from OFAC regarding this matter.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance
The information required by this item is incorporated by reference from the information disclosed under the heading “Management and Corporate Governance” and under the subheading “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the 2019 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this report relates.
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
The information required by this item is incorporated by reference to the information disclosed under the heading “Executive Compensation” and under the subheading “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for the 2019 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the information disclosed under the heading “Principal Stockholders” and under the subheading “Equity Compensation Plan Information” in our definitive proxy statement for the 2019 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

Item 13.	Certain Relationships and Related Transactions and Director Independence
The information required by this item is incorporated by reference to the information disclosed under the heading “Related Person Transactions” and under the subheading “Director Independence” in our definitive proxy statement for the 2019 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

Item 14.	Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the information disclosed under the proposal “Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive proxy statement for the 2019 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	Financial Statements
For a list of the consolidated financial statements included herein, which are incorporated into this Item by reference, see Index to Consolidated Financial Statements on page 69 of this Annual Report on Form 10-K.

(2)	Financial Statement Schedules
Schedules have been omitted since they are either not required or not applicable or the information is otherwise included herein.

(3)	Exhibits

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number
2.1*	Agreement and Plan of Merger, dated October 30, 2015, by and among Constant Contact, Inc., Endurance International Group Holdings, Inc., and Paintbrush Acquisition Corporation	8-K	001-36131	November 2, 2015	2.1
3.1	Restated Certificate of Incorporation of the Registrant	S-1/A	333-191061	October 23, 2013	3.3
3.2	Amended and Restated By-Laws of the Registrant	8-K	001-36131	January 30, 2017	3.1
4.1	Specimen certificate evidencing shares of common stock of the Registrant	S-1/A	333-191061	October 8, 2013	4.1
4.2	Second Amended and Restated Registration Rights Agreement by and among the Registrant and the other parties thereto	10-Q	001-36131	November 7, 2014	4.2
4.3	Stockholders Agreement by and among the Registrant and certain holders of the Registrant’s common stock	10-Q	001-36131	November 7, 2014	4.3
4.4	Indenture (including form of Note), dated as of February 9, 2016, among EIG Investors Corp., the Registrant, the Endurance Guarantors party thereto and Wilmington Trust, National Association, as trustee	8-K	001-36131	February 10, 2016	4.1
4.5	Exchange and Registration Rights Agreement, dated as of February 9, 2016, among EIG Investors Corp., the Registrant, the Endurance Guarantors party thereto, Goldman, Sachs & Co., Credit Suisse Securities (USA) LLC and Jefferies LLC	10-Q	001-36131	May 9, 2016	4.6
10.1#	Amended and Restated 2013 Stock Incentive Plan	10-Q	001-36131	August 8, 2016	10.2
10.2#	Form of Stock Option Agreement under the 2013 Stock Incentive Plan	S-1/A	333-191061	October 8, 2013	10.2
10.3#	Form of Restricted Stock Agreement under the 2013 Stock Incentive Plan	S-1/A	333-191061	October 8, 2013	10.3
10.4#	Form of Director Stock Option Agreement under the 2013 Stock Incentive Plan	S-1/A	333-191061	October 8, 2013	10.29

10.5#	Form of Restricted Stock Unit Agreement under the 2013 Stock Incentive Plan (3 year vesting)	10-Q	001-36131	May 9, 2017	10.1
10.6#	Form of Restricted Stock Unit Agreement under the 2013 Stock Incentive Plan (2 year vesting)	10-Q	001-36131	May 9, 2017	10.2
10.7#	Form of Director Restricted Stock Unit Agreement under the 2013 Stock Incentive Plan	10-Q	001-36131	May 9, 2017	10.3
10.8#	Restricted Stock Unit Agreement between Endurance International Group Holdings, Inc. and Jeffrey H. Fox, dated August 22, 2017	10-Q	001-36131	November 3, 2017	10.3
10.9#	Stock Option Agreement between Endurance International Group Holdings, Inc. and Jeffrey H. Fox, dated August 22, 2017	10-Q	001-36131	November 3, 2017	10.4
10.10#	Form of Restricted Stock Unit Agreement under the 2013 Stock Incentive Plan (3 year vesting, with tax rate option)	10-Q	001-36131	August 2, 2018	10.3
10.11#	Form of Stock Option Agreement under the 2013 Stock Incentive Plan (3 year vesting)	10-Q	001-36131	August 2, 2018	10.4
10.12#	Constant Contact, Inc. Second Amended and Restated 2011 Stock Incentive Plan	S-8	333-209680	February 24, 2016	99.1
10.13#	Form of Incentive Stock Option Agreement under the 2011 Stock Incentive Plan	10-Q	001-36131	May 9, 2016	10.4
10.14#	Form of Non-Statutory Stock Option Agreement under the 2011 Stock Incentive Plan	10-Q	001-36131	May 9, 2016	10.5
10.15#	Form of Restricted Stock Unit Agreement under the 2011 Stock Incentive Plan	10-Q	001-36131	May 9, 2016	10.6
10.16#	Form of Incentive Stock Option Agreement (double trigger) under the 2011 Stock Incentive Plan	10-Q	001-36131	August 8, 2016	10.4
10.17#	Form of Non-Statutory Stock Option Agreement (double trigger) under the 2011 Stock Incentive Plan	10-Q	001-36131	August 8, 2016	10.5
10.18#	Form of Restricted Stock Unit Agreement (double trigger) under the 2011 Stock Incentive Plan	10-Q	001-36131	August 8, 2016	10.6
10.19#	Form of Restricted Stock Unit Agreement (double trigger, 3 year vesting) under the 2011 Stock Incentive Plan	10-Q	001-36131	May 9, 2017	10.4
10.20#	Changes to NEO Target Annual Cash Bonus Percentages	10-Q	001-36131	August 8, 2016	10.7
10.21#	2018 Management Incentive Plan	10-Q	001-36131	May 4, 2018	10.1
10.22#	Employment Agreement, dated as of August 3, 2015, by and between Endurance International Group Holdings, Inc. and Marc Montagner	8-K	001-36131	August 4, 2015	10.1
10.23#	Employment Agreement, dated as of March 7, 2016, by and between the Registrant and David Bryson	10-Q	001-36131	May 9, 2016	10.9
10.24#	Employment Agreement, dated as of March 27, 2017, by and between the Registrant and John Orlando	10-Q	001-36131	May 9, 2017	10.6

10.25#	Employment Agreement, dated as of August 11, 2017, by and between Endurance International Group Holdings, Inc. and Jeffrey H. Fox	8-K	001-36131	August 14, 2017	10.1
10.26#	Employment Agreement, dated as of October 29, 2018, by and between Endurance International Group Holdings, Inc. and Christine Barry					X
10.27#	Form of Indemnification Agreement entered into between the Registrant and each director and executive officer	S-1/A	333-191061	October 8, 2013	10.19
10.28#	Indemnification Agreement, dated as of August 22, 2017, by and between Endurance International Group Holdings, Inc. and Jeffrey H. Fox	10-Q	001-36131	November 3, 2017	10.2
10.29	Gross Lease, dated May 17, 2012, by and between The Endurance International Group, Inc. and MEPT Burlington, LLC, as amended on June 13, 2013	S-1	333-191061	September 9, 2013	10.5
10.30	Second Amendment to Lease, dated as of March 28, 2014, by and between Burlington Centre Owner LLC and The Endurance International Group, Inc.	10-Q	001-36131	May 9, 2014	10.5
10.31	Third Amendment to Lease, dated as of September 24, 2014, by and between Burlington Centre Owner LLC and The Endurance International Group, Inc.	10-Q	001-36131	November 7, 2014	10.1
10.32	Fourth Amendment to Lease, dated as of November 14, 2014, by and between Burlington Centre Owner LLC and The Endurance International Group, Inc.	10-K	001-36131	February 27, 2015	10.20
10.33	Fifth Amendment to Lease, dated as of January 26, 2017, by and between Burlington Centre Owner LLC and The Endurance International Group, Inc.	10-Q	001-36131	May 9, 2017	10.7
10.34	Sixth Amendment to Lease, dated as of September 8, 2017, by and between Burlington Centre Owner LLC and The Endurance International Group, Inc.	10-K	001-36131	February 22, 2018	10.50
10.35+	Office Lease, dated January 30, 2015, by and between Papago Buttes Corporate, LLC and The Endurance International Group, Inc., as amended by the First Amendment to Lease dated August 23, 2016 and the Second Amendment to Lease dated January 15, 2017	10-Q	001-36131	May 9, 2017	10.8
10.36+	Collocation/Interconnection License, dated as of May 29, 2007, by and between The Endurance International Group, Inc. and Markley Boston, LLC, as amended on June 1, 2007, August 31, 2008, December 4, 2008, April 30, 2009, February 2011 and February 2, 2012	S-1	333-191061	September 9, 2013	10.7
10.37+	Seventh Amendment to Collocation/Interconnection License, dated February 23, 2018, by and between Markley Boston, LLC and The Endurance International Group, Inc.	10-Q	001-36131	May 4, 2018	10.2

10.38+	Collocation/Interconnection License, dated as of February 2, 2012, by and between The Endurance International Group, Inc. and One Summer Collocation, LLC, as amended January 4, 2013	S-1	333-191061	September 9, 2013	10.11
10.39+	Second Amendment to Collocation/Interconnection License, dated February 23, 2018, by and between Markley Boston, LLC (as the succeeding entity, arising out of a merger with One Summer Collection, LLC) and The Endurance International Group, Inc.	10-Q	001-36131	May 4, 2018	10.3
10.40+	Master Service Agreement (United States), dated as of November 28, 2011, by and between The Endurance International Group, Inc. and Equinix Operating Co., Inc., as amended by Replacement Order 110712 and Replacement Order 112014, each effective as of December 2, 2014	10-K	001-36131	February 27, 2015	10.24
10.41+	Replacement Order 1-54210756980 and Replacement Order 1-54216771102, each effective as of August 1, 2016, to the Master Service Agreement (United States), dated as of November 28, 2011, by and between The Endurance International Group, Inc. and Equinix Operating Co., Inc.	10-Q	001-36131	November 4, 2016	10.1
10.42+	Master Service Agreement, dated as of June 20, 2013, by and between HostGator.com LLC and CyrusOne LLC	S-1	333-191061	September 9, 2013	10.26
10.43+	Amendment to Master Services Agreement, dated as of November 30, 2018, by and between HostGator.com LLC and CyrusOne LLC					X
10.44	Turn Key Datacenter Lease dated as of December 31, 2010 between Digital Alfred, LLC and Constant Contact, Inc., as amended by the First Amendment to Turn Key Datacenter Lease dated as of March 1, 2011 and the Second Amendment to Turnkey Datacenter Lease dated as of December 15, 2011	10-Q	001-36131	May 9, 2016	10.11
10.45	Datacenter Lease dated as of January 1, 2011 between Digital 55 Middlesex, LLC and Constant Contact, Inc., as amended by the First Amendment to Datacenter Lease dated as of May 11, 2012, the 55 Middlesex Turnpike Office Space Rider dated as of May 11, 2012 and the Second Amendment to Datacenter Lease dated February 26, 2016	10-Q	001-36131	May 9, 2016	10.12
10.46	Third Amendment to Datacenter Lease dated as of August 7, 2017 between Digital 55 Middlesex, LLC and Constant Contact, Inc.	10-Q	001-36131	November 3, 2017	10.6

10.47+	Master Services Agreement between Data Foundry, Inc. and HostGator.com LLC dated October 23, 2014, as amended by the Contract Addendum dated October 23, 2014, the Amendment to the Master Services Agreement dated August 21, 2015, the 2nd Amendment to Master Services Agreement dated July 23, 2016, and the Power Amendment to the Master Services Agreement dated October 25, 2016	10-Q	001-36131	August 4, 2017	10.4
10.48+	cPanel Partner NOC Agreement dated as of January 1, 2014 by and between cPanel, Inc. and The Endurance International Group, Inc., as amended by Amendment No. 1 to Partner NOC Agreement dated March 14, 2014, Amendment to Amendment No. 1 to Partner NOC Agreement dated October 1, 2015, and Second Amendment to Partner NOC Agreement dated December 31, 2017	10-K	001-36131	February 22, 2018	10.61
10.49+	Master Services Agreement dated as of September 25, 2013 between The Endurance International Group, Inc. and Tregaron India Holdings, LLC, as amended by Amendment No. 1 dated as of February 7, 2014 and Amendment No. 2 dated as of December 5, 2014	10-K	001-36131	February 24, 2017	10.43
10.50+	Master Services Agreement Amendment No. 4 dated as of April 19, 2018 between The Endurance International Group, Inc. and Tregaron India Holdings, LLC	10-Q	001-36131	August 2, 2018	10.2
10.51+	Master Services Agreement Amendment No. 3 dated as of December 18, 2017 between The Endurance International Group, Inc. and Tregaron India Holdings, LLC	10-K	001-36131	February 22, 2018	10.63
10.52	Refinancing Amendment, dated as of November 25, 2013, by and among the refinancing lenders party thereto, the revolving lenders party thereto, the Registrant, EIG Investors Corp., and Credit Suisse AG, as Administrative Agent	10-K	001-36131	February 28, 2014	10.23
10.53	Third Amended and Restated Credit Agreement, dated as of November 25, 2013, by and among the Registrant, EIG Investors Corp., as Borrower, the lenders party thereto, and Credit Suisse AG, as Administrative Agent	10-K	001-36131	February 28, 2014	10.24
10.54	Revolving Facility Amendment to Third Amended and Restated Credit Agreement, dated as of February 9, 2016, among EIG Investors Corp., the Registrant, the other Loan Parties party thereto, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent and issuing bank	8-K	001-36131	February 10, 2016	10.1

10.55	Incremental Term Loan Amendment to Third Amended and Restated Credit Agreement, dated as of February 9, 2016, among EIG Investors Corp., the Registrant, the other Loan Parties party thereto, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent and issuing bank	8-K	001-36131	February 10, 2016	10.2
10.56	Refinancing Amendment to Third Amended and Restated Credit Agreement, dated as of June 14, 2017, among EIG Investors Corp., Endurance International Group Holdings, Inc., the other Loan Parties party thereto, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent	8-K	001-36131	June 14, 2017	10.1
10.57	Fourth Amendment to Third Amended and Restated Credit Agreement, dated as of June 20, 2018, among Endurance International Group Holdings, Inc., EIG Investors Corp., the other Loan Parties party thereto, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as issuing bank and administrative agent	10-Q	001-36131	August 2, 2018	10.1
10.58	Amended and Restated Collateral Agreement, dated as of November 25, 2013, by and among the Registrant, EIG Investors Corp., the other grantors party thereto, and Credit Suisse AG, as Administrative Agent	10-K	001-36131	February 28, 2014	10.25
10.59	Supplement No. 1 to Amended and Restated Collateral Agreement, dated as of February 9, 2016, by and among the Registrant, EIG Investors Corp., the other guarantors party thereto, and Credit Suisse AG, as Administrative Agent	10-Q	001-36131	May 9, 2016	10.13
10.60	Amended and Restated Master Guarantee Agreement, dated as of November 25, 2013, by and among the Registrant, EIG Investors Corp., the other guarantors party thereto, and Credit Suisse AG, as Administrative Agent	10-K	001-36131	February 28, 2014	10.26
10.61	Supplement No. 1 to Amended and Restated Master Guarantee Agreement, dated as of February 9, 2016, by and among the Registrant, EIG Investors Corp., the other guarantors party thereto, and Credit Suisse AG, as Administrative Agent	10-Q	001-36131	May 9, 2016	10.14
21.1	Subsidiaries of the Registrant					X
23.1	Consent of BDO USA, LLP, an Independent Registered Public Accounting Firm					X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

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

ENDURANCE INTERNATIONAL GROUP HOLDINGS, INC.

Date: February 21, 2019	By:	/s/ Jeffrey H. Fox
Jeffrey H. Fox
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jeffrey H. Fox	President, Chief Executive Officer and Director	February 21, 2019
Jeffrey H. Fox	(Principal Executive Officer)
/s/ Marc Montagner	Chief Financial Officer	February 21, 2019
Marc Montagner	(Principal Financial Officer)
/s/ Timothy Mathews	Chief Accounting Officer	February 21, 2019
Timothy Mathews	(Principal Accounting Officer)
/s/ James C. Neary	Chairman of the Board	February 21, 2019
James C. Neary
/s/ Andrea J. Ayers	Director	February 21, 2019
Andrea J. Ayers
/s/ Dale Crandall	Director	February 21, 2019
Dale Crandall
/s/ Joseph P. DiSabato	Director	February 21, 2019
Joseph P. DiSabato
/s/ Tomas Gorny	Director	February 21, 2019
Tomas Gorny
/s/ Michael Hayford	Director	February 21, 2019
Michael Hayford
/s/ Peter J. Perrone	Director	February 21, 2019
Peter J. Perrone
/s/ Chandler J. Reedy	Director	February 21, 2019
Chandler J. Reedy

/s/ Justin L. Sadrian	Director	February 21, 2019
Justin L. Sadrian