Form 10-Q
period 2019-03-31
Endurance International Group Holdings, Inc.
filed 2019-05-03
CIK 1237746

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	EIGI	The Nasdaq Global Select Market

As of April 29, 2019, there were 145,960,619 shares of the issuer’s common stock, $0.0001 par value per share, outstanding.

Endurance International Group Holdings, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31, 2018	March 31, 2019
Assets		(unaudited)
Current assets:
Cash and cash equivalents	$88,644	$70,084
Restricted cash	1,932	1,931
Accounts receivable	12,205	13,556
Prepaid domain name registry fees	56,779	59,193
Prepaid commissions	41,458	41,686
Prepaid and refundable taxes	7,235	7,826
Prepaid expenses and other current assets	27,855	29,557
Total current assets	236,108	223,833
Property and equipment—net	92,275	87,119
Operating lease right-of-use assets	—	109,302
Goodwill	1,849,065	1,848,602
Other intangible assets—net	352,516	331,409
Deferred financing costs—net	2,656	2,441
Investments	15,000	15,000
Prepaid domain name registry fees, net of current portion	11,207	11,412
Prepaid commissions, net of current portion	42,472	44,780
Other assets	5,208	2,872
Total assets	$2,606,507	$2,676,770
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,449	$9,783
Accrued expenses	79,279	61,151
Accrued taxes	2,498	3,982
Accrued interest	25,259	15,018
Deferred revenue	371,758	379,181
Operating lease liabilities—short term	—	22,250
Current portion of notes payable	31,606	31,606
Current portion of financed equipment	8,379	6,502
Deferred consideration—short term	2,425	2,464
Other current liabilities	3,147	2,408
Total current liabilities	536,800	534,345
Long-term deferred revenue	96,140	99,037
Operating lease liabilities—long term	—	96,469
Notes payable—long term, net of original issue discounts of $21,349 and $20,263 and deferred financing costs of $31,992 and $30,474, respectively	1,770,055	1,747,659
Deferred tax liability	16,457	15,228
Deferred consideration—long term	1,364	1,386
Other liabilities	11,237	4,021
Total liabilities	2,432,053	2,498,145
Stockholders’ equity:
Preferred Stock—par value $0.0001; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock—par value $0.0001; 500,000,000 shares authorized; 143,444,515 and 143,561,595 shares issued at December 31, 2018 and March 31, 2019, respectively; 143,444,178 and 143,561,595 outstanding at December 31, 2018 and March 31, 2019, respectively	14	14
Additional paid-in capital	961,235	970,256
Accumulated other comprehensive loss	(3,211)	(4,573)
Accumulated deficit	(783,584)	(787,072)
Total stockholders’ equity	174,454	178,625
Total liabilities and stockholders’ equity	$2,606,507	$2,676,770
See accompanying notes to consolidated financial statements.

Endurance International Group Holdings, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2018	2019
Revenue	$291,356	$280,683
Cost of revenue	133,906	123,854
Gross profit	157,450	156,829
Operating expense:
Sales and marketing	67,356	66,588
Engineering and development	19,917	23,694
General and administrative	38,775	31,393
Total operating expense	126,048	121,675
Income from operations	31,402	35,154
Other income (expense):
Interest income	204	291
Interest expense	(36,050)	(37,214)
Total other expense—net	(35,846)	(36,923)
Loss before income taxes and equity earnings of unconsolidated entities	(4,444)	(1,769)
Income tax (benefit) expense	(1,943)	1,719
Loss before equity earnings of unconsolidated entities	(2,501)	(3,488)
Equity loss of unconsolidated entities, net of tax	27	—
Net loss	$(2,528)	$(3,488)
Comprehensive income (loss):
Foreign currency translation adjustments	580	(401)
Unrealized gain (loss) on cash flow hedge, net of taxes of ($325) and $304 for the three months ended March 31, 2018 and 2019, respectively	1,041	(961)
Total comprehensive loss	$(907)	$(4,850)
Basic and diluted net loss per share	$(0.02)	$(0.02)
Weighted-average common shares used in computing net loss per share:
Basic and diluted	140,361,982	143,512,293
See accompanying notes to consolidated financial statements.

Endurance International Group Holdings, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Gain	Accumulated Deficit	Total Stockholders’ Equity
	Number	Amount
Balance—December 31, 2017	140,190,695	$14	$931,033	$(541)	$(847,501)	$83,005
Vesting of restricted shares	262,454	—	—	—	—	—
Exercise of stock options	4,338	—	25	—	—	25
Other comprehensive gain	—	—	—	1,621	—	1,621
Adjustment to beginning retained earnings resulting from adoption of ASC 606, net of tax impact of $7.0 million	—	—	—	—	59,383	59,383
Net loss	—	—	—	—	(2,528)	(2,528)
Reclassification of stock-compensation liability award	—	—	250	—	—	250
Stock-based compensation	—	—	6,992	—	—	6,992
Balance—March 31, 2018	140,457,487	$14	$938,300	$1,080	$(790,646)	$148,748

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Gain	Accumulated Deficit	Total Stockholders’ Equity
	Number	Amount
Balance—December 31, 2018	143,444,178	$14	$961,235	$(3,211)	$(783,584)	$174,454
Vesting of restricted shares	116,525	—	—	—	—	—
Exercise of stock options	892	—	5	—	—	5
Other comprehensive loss	—	—	—	(1,362)	—	(1,362)
Net loss	—	—	—	—	(3,488)	(3,488)
Stock-based compensation	—	—	9,016	—	—	9,016
Balance—March 31, 2019	143,561,595	$14	$970,256	$(4,573)	$(787,072)	$178,625

See accompanying notes to consolidated financial statements.

Endurance International Group Holdings, Inc.
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2018	2019
Cash flows from operating activities:
Net loss	$(2,528)	$(3,488)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	12,068	11,206
Amortization of other intangible assets	25,735	21,120
Amortization of deferred financing costs	1,894	1,733
Amortization of net present value of deferred consideration	128	61
Amortization of original issue discounts	1,058	1,087
Stock-based compensation	6,992	9,016
Deferred tax expense (benefit)	(4,068)	(906)
Loss on sale of assets	48	26
Loss from unconsolidated entities	27	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	2,448	(1,383)
Prepaid expenses and other current assets	(2,811)	(2,292)
Prepaid and refundable taxes	359	(591)
Leases right-of-use asset, net	—	573
Accounts payable and accrued expenses	350	(31,512)
Deferred revenue	10,660	10,399
Net cash provided by operating activities	52,360	15,049
Cash flows from investing activities:
Purchases of property and equipment	(5,254)	(5,423)
Net cash used in investing activities	(5,254)	(5,423)
Cash flows from financing activities:
Repayments of term loans	(25,486)	(25,000)
Principal payments on financed equipment	(2,230)	(2,570)
Proceeds from exercise of stock options	25	5
Net cash used in financing activities	(27,691)	(27,565)
Net effect of exchange rate on cash and cash equivalents and restricted cash	(83)	(622)
Net increase (decrease) in cash and cash equivalents and restricted cash	19,332	(18,561)
Cash and cash equivalents and restricted cash:
Beginning of period	69,118	90,576
End of period	$88,450	$72,015
Supplemental cash flow information:
Interest paid	$42,091	$44,259
Income taxes paid	$603	$1,866
See accompanying notes to consolidated financial statements.

Endurance International Group Holdings, Inc.
Notes to Consolidated Financial Statements
(unaudited)
1. Nature of Business
Formation and Nature of Business
Endurance International Group Holdings, Inc. (“Holdings”) is a Delaware corporation, which, together with its wholly owned subsidiary, EIG Investors Corp. (“EIG Investors”), its primary operating subsidiary, The Endurance International Group, Inc. (“EIG”), and other subsidiaries of EIG, collectively form the “Company.” The Company is a leading provider of cloud-based platform solutions designed to help small- and medium-sized businesses succeed online.
EIG and EIG Investors were incorporated in April 1997 and May 2007, respectively, and Holdings was originally formed as a limited liability company in October 2011 in connection with the acquisition of a controlling interest in EIG Investors, EIG and EIG's subsidiaries by investment funds and entities affiliated with Warburg Pincus and Goldman, Sachs & Co. ("Goldman") on December 22, 2011. On November 7, 2012, Holdings reorganized as a Delaware limited partnership and on June 25, 2013, Holdings converted into a Delaware C-corporation and changed its name to Endurance International Group Holdings, Inc.
2. Summary of Significant Accounting Policies
Basis of Preparation
The accompanying consolidated financial statements, which include the accounts of the Company and its subsidiaries, have been prepared using accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany transactions were eliminated on consolidation.
Although we believe the disclosures included herein are adequate to ensure that the consolidated financial statements are fairly presented, certain information and footnote disclosures to the financial statements have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, the consolidated financial statements and the footnotes included herein should be read in conjunction with the audited financial statements and the footnotes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
Segment Information
Operating segments are defined as components of an enterprise that engage in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker ("CODM"). The Company has determined that its chief executive officer is the Company's CODM.
The Company has identified three reportable segments, web presence, domains and email marketing. The Company has determined that it does not satisfy aggregation criteria for these operating segments, and that each segment meets the quantitative threshold of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 280, Segment Reporting. Therefore, all three operating segments are reportable segments.
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

Unaudited Interim Financial Information
The accompanying interim consolidated balance sheet as of March 31, 2019, and the related consolidated statements of operations and comprehensive loss for the three months ended March 31, 2018 and 2019, cash flows for the three months ended March 31, 2018 and 2019, statement of changes in stockholders' equity for the three months ended March 31, 2018 and 2019, and the notes to consolidated financial statements are unaudited. These unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. The unaudited consolidated financial statements include, in the opinion of management, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of the Company’s financial position at March 31, 2019, results of operations for the three months ended March 31, 2018 and 2019, cash flows for the three months ended March 31, 2018 and 2019, and statement of changes in stockholders' equity for the three months ended March 31, 2018 and 2019. The consolidated results in the consolidated statements of operations and comprehensive loss are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2019.
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
Derivative Instruments and Hedging Activities
FASB ASC 815, Derivatives and Hedging, provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Further, qualitative disclosures are required that explain the Company’s objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.
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
In accordance with the FASB’s fair value measurement guidance in FASB Accounting Standards Update ("ASU") No. 2011-4, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.
Property and Equipment
Property and equipment is recorded at cost or fair value if acquired in an acquisition. The Company also capitalizes the direct costs of constructing additional computer equipment for internal use, as well as upgrades to existing computer equipment which extend the useful life, capacity or operating efficiency of the equipment. Capitalized costs include the cost of materials, shipping and taxes. Materials used for repairs and maintenance of computer equipment are expensed and recorded as a cost of revenue. Materials on hand and construction-in-process are recorded as property and equipment. Assets recorded under equipment financing are depreciated over the lease term. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets as follows:

Building	Thirty-five years
Software	Two to three years
Computers and office equipment	Three years
Furniture and fixtures	Five years
Leasehold improvements	Shorter of useful life or remaining term of the lease
Software Development Costs
The Company accounts for software development costs for internal-use software under the provisions of FASB ASC 350-40, Internal-Use Software. Accordingly, certain costs to develop internal-use computer software are capitalized, provided these costs are expected to be recoverable. During the three months ended March 31, 2018, the Company capitalized internal-use software development costs of $1.6 million. During the three months ended March 31, 2019, the Company capitalized internal-use software costs of $3.2 million.
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
In accordance with ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350), the Company is required to review goodwill by reporting unit for impairment at least annually or more often if there are indicators of impairment present. Under U.S. GAAP, a reporting unit is either the equivalent of, or one level below, an operating segment. The Company performs its annual goodwill test as of October 31 of each fiscal year. The Company has identified a total of ten reporting units, and goodwill has been allocated to six of these reporting units. The Company also early adopted the provisions of ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350), which eliminates the second step of the goodwill impairment test. As a result, the Company's goodwill impairment test includes only one step, which is a comparison of the carrying value of each reporting unit to its fair value, and any excess carrying value, up to the amount of goodwill allocated, is impaired. Goodwill has been allocated to each reporting unit in accordance with ASC 350-20-40, which requires that goodwill be allocated based on the relative fair values of each reporting unit.
The carrying value of each reporting unit is based on the assignment of the appropriate assets and liabilities to each reporting unit. Assets and liabilities are assigned to each reporting unit if the assets or liabilities are employed in the operations of the reporting unit and the asset and liability is considered in the determination of the reporting unit's fair value. Certain assets and liabilities are shared by multiple reporting units, and are allocated to each reporting unit based on the relative size of a reporting unit, primarily based on revenue.

The fair value of each reporting unit is determined by the income approach and the market approach. For the income approach, fair value is determined based on the present value of estimated future after-tax cash flows, discounted at an appropriate risk adjusted rate. The Company derives its discount rates using a capital asset pricing model and analyzing published rates for industries relevant to the reporting units to estimate the weighted-average cost of capital. The Company uses discount rates that are commensurate with the risks and uncertainty inherent in the business and in internally developed forecasts. For fiscal year 2018, the Company used a discount rate of 10.0% for all but one of its reporting units. The Company also performed sensitivity analysis on its discount rates. The Company uses internal forecasts to estimate future after-tax cash flows, which include an estimate of long-term future growth rates based on the Company's view of the long-term outlook for each reporting unit. Actual results may differ from those assumed in the Company's forecasts.
For the market approach, the Company utilizes two different approaches: market multiples for publicly traded companies, and market multiples based on the acquisition value of comparable companies that were sold.
For the fiscal year 2018 goodwill impairment analysis, the Company compared the fair value from the income approach to the two market approaches. For three of the Company's reporting units, which represent approximately 95% of the Company's goodwill, the fair value derived from the income approach was consistent with the fair value derived from the two market approaches. The Company established the fair value for these reporting units based on the average fair value from all three valuation approaches. For two of the Company's reporting units, which represent approximately 3% of the Company's goodwill, the Company based their fair value entirely upon the income approach, as these two reporting units are experiencing declining cash flows and are expected to continue to experience declines over time. The fair values from the income approach for these two reporting units were materially below the fair values derived from both market approaches. The goodwill allocated to these two reporting units is approximately $64.2 million as of December 31, 2018. Although the Company does not expect an impairment of goodwill for these two reporting units in the near term, the Company expects that cash flows will continue to decline which could result in goodwill impairment charges for these two reporting units at some point in the future. For one of the reporting units, which represents approximately 2% of the Company's goodwill, the fair values derived from the market approaches were much lower than the income approach using a discount rate of 10%. The Company determined that more risk was present in the projected future cash flows of this reporting unit as compared to the Company's other reporting units and determined that a discount rate of 17% was appropriate. The fair value of this reporting unit under the income approach at a discount rate of 17% was consistent with the fair values determined under the two market approaches. The Company established fair value for this reporting unit based on the average fair value from all three valuation approaches.
As of the test date of October 31, 2018, the fair value for all reporting units was higher than their respective carrying values, and no impairment has been recorded. No triggering events were identified between the October 31, 2018 test and December 31, 2018.
Goodwill as of December 31, 2018 was $1,849.1 million. The carrying value of goodwill that was allocated to the domain, email marketing and web presence reporting segments was $29.9 million, $604.3 million and $1,214.9 million, respectively. The fair value of all reporting units with goodwill at December 31, 2018 exceeds each reporting unit's carrying value by at least 20%.
Goodwill as of March 31, 2019 is $1,848.6 million. The carrying value of goodwill that was allocated to the domain, email marketing and web presence reporting segments was $29.9 million, $604.3 million and $1,214.4 million, respectively. For the three months ended March 31, 2019, no impairment triggering events were identified and no impairment has been recorded.
Long-Lived Assets
The Company’s long-lived assets consist primarily of intangible assets, including acquired subscriber relationships, trade names, intellectual property, developed technology and domain names available for sale. The Company also has long-lived tangible assets, primarily consisting of property and equipment. The majority of the Company’s intangible assets are recorded in connection with its various acquisitions. The Company’s intangible assets are recorded at fair value at the time of their acquisition. The Company amortizes intangible assets over their estimated useful lives.
Determination of the estimated useful lives of the individual categories of intangible assets is based on the nature of the applicable intangible asset and the expected future cash flows to be derived from the intangible asset. Amortization of intangible assets with finite lives other than developed technology is recognized in accordance with their estimated projected cash flows.
The Company evaluates long-lived intangible and tangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indicators of impairment are present and undiscounted future cash flows are less than the carrying amount, the fair value of the assets is determined and compared to the carrying value. If the fair value is less than the carrying value, then the carrying value of the asset is reduced to the estimated fair value and an impairment loss is charged to expense in the period the impairment is identified. No such impairment losses have been identified in the three months ended March 31, 2018 and 2019.
Indefinite life intangible assets include domain names that are available for sale which are recorded at the cost to acquire. These assets are not being amortized and are being tested for impairment annually and whenever events or changes in circumstance indicate that their carrying value may not be recoverable. When a domain name is sold, the Company records the cost of the domain in cost of revenue.
Revenue Recognition
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASC 606, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. Since then, the FASB has also issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606), Principals versus Agent Considerations, ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing, and ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments, which further elaborate on the original ASU No. 2014-09. The Company adopted the guidance in ASC 606 on January 1, 2018. Revenue is recognized when control of the promised products or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to for those products and services. In general, the Company determines revenue recognition through the following steps:

•	Identification of the contract, or contracts, with the customer

•	Identification of the performance obligations in the contract

•	Determination of the transaction price

•	Allocation of the transaction price to the performance obligations in the contract

•	Recognition of revenue when, or as, the Company satisfies a performance obligation.
The Company provides cloud-based subscription services, which include web hosting and related add-ons, search engine optimization (SEO) services, domain registration services and email marketing.
Web hosting gives subscribers access to an environment where the Company hosts a customer’s website. The related contract terms are generally for one year, but can range from 30 days to 3 years. Web hosting services are typically sold in bundled offerings that include web hosting, domain registration services and various add-ons. The Company recognizes revenue for web hosting and domain registration services over the term of the contract.
The main add-on services related to web hosting are domain privacy, secure sockets layer (SSL) security, site backup and restoration, and web builder tools. These services may be included in web hosting bundles, or they may be purchased on a standalone basis. Certain add-on services are provided by third parties. In cases where the Company is acting as an agent for the sale of third-party add-on services, the Company recognizes revenue on a net basis at the time of sale. In cases where the Company is acting as a principal for the sale of third-party add-on services (i.e., the Company has the primary responsibility to provide specific goods or services, it has discretion to establish prices and it may assume inventory risk), the Company recognizes revenue on a gross basis over the term of the contract. The revenue for Company-provided add-on services is primarily recognized over the term of the contract.
SEO services are monthly subscriptions that provide a customer with increased traffic to their website over the term of the subscription. Revenue from SEO services is recognized over the monthly term of the contract.
In the case of domain registration services, the Company is an accredited registrar and can provide registration services to the customer, or it can select an accredited third-party registrar to perform these duties. Domain registration services are generally annual subscriptions, but can cover multiple years. Revenue for these services is recognized over time.
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
Marketing development funds consist of commissions earned by the Company when a third party sells its products or services directly to the Company’s subscribers, and advertising revenue for third-party ads placed on Company websites. The Company records revenue when the service is provided and calculates it based on the contractual revenue share arrangement or over the term of the advertisement.

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
The Company maintains a reserve for refunds and chargebacks related to revenue that has been recognized and is expected to be refunded, as calculated based on observed historical trends. The Company had a refund and chargeback reserve of $0.4 million and $0.3 million as of December 31, 2018 and March 31, 2019, respectively. The portion of deferred revenue that was expected to be refunded at December 31, 2018 and March 31, 2019 was $2.2 million and $1.9 million, respectively. Based on refund history, approximately 83% of all refunds happen in the same fiscal month that the contract starts or renews, and approximately 95% of all refunds happen within 45 days of the contract start or renewal date.
The Company did not apply any practical expedients during its adoption of ASC 606. The Company elected to use the portfolio method in the calculation of the deferred contract assets.
Contracts with Multiple Performance Obligations
A considerable amount of the Company’s revenue is generated from transactions that are contracts with customers that may include web hosting plans, domain name registrations, and other cloud-based products and services. In these cases, the Company determines whether the products and services are distinct performance obligations that should be accounted for separately versus together. The Company allocates revenue to each performance obligation based on its relative standalone selling price, generally based on the price charged to customers. Web hosting services, domain name registrations, and other cloud-based products and services have distinct performance obligations and are often sold separately. If the promise is not distinct and therefore not a performance obligation, then the total transaction amount is allocated to the identified performance obligation based on a relative selling price hierarchy. When multiple performance obligations are included in a contract, the total transaction amount for the contract is allocated to the performance obligations based on a relative selling price hierarchy. The Company determines the relative selling price for a performance obligation based on standalone selling price (“SSP”). The Company determines SSP by considering its observed standalone selling prices, competitive prices in the marketplace and management judgment; these standalone selling prices may vary depending upon the particular facts and circumstances related to each deliverable. The Company analyzes the standalone selling prices used in its allocation of transaction amount, at a minimum, on a quarterly basis.
Deferred Revenue
The Company records deferred revenue when cash payments are received or are due in advance of the Company’s performance, including amounts that are refundable. The change in the deferred revenue balance for the three months ended March 31, 2019 is primarily driven by cash payments received or due in advance of the Company satisfying its performance obligations, offset by $159.0 million of revenue recognized that was included in the deferred revenue balance at the beginning of the period.

The following table provides a reconciliation of the Company's deferred revenue as of March 31, 2019:

	Short-term	Long-term
	(in thousands)
Balance at December 31, 2018	$371,758	$96,140
Recognition of the beginning deferred revenue into revenue, as a result of performance obligations satisfied	(159,048)	—
Cash received in advance during the period	248,324	42,762
Recognition of cash received in the period into revenue, as a result of performance obligations satisfied	(121,634)	—
Impact of foreign exchange rates	(84)	—
Reclassification between short-term and long-term	39,865	(39,865)
Balance at March 31, 2019	$379,181	$99,037
The difference between the opening and closing balances of the Company’s deferred liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment. During the three months ended March 31, 2019, the Company recognized $159.0 million and $0.0 million, respectively, from beginning deferred revenue current and long-term balances existing at December 31, 2018. The Company did not recognize any revenue from performance obligations satisfied in prior periods.
The following table provides the remaining performance obligation amounts as of March 31, 2019. These amounts are equivalent to the ending deferred revenue balance of $478.2 million, which includes both short and long-term amounts:

	Web presence	Email marketing	Domain	Total
	(in thousands)
Remaining performance obligation, short-term	$263,267	$56,084	$59,830	$379,181
Remaining performance obligation, long-term	84,034	—	15,003	99,037
Total	$347,301	$56,084	$74,833	$478,218
This backlog of revenue related to future performance obligations is prepaid by customers and supported by executed contracts with customers. The Company has established a reserve of $0.3 million for refunds and chargebacks, 95% of which is expected to materialize in the first 45 days after the contract start date or renewal date. The remainder of the deferred revenue is expected to be recognized in future periods.
Deferred Customer Acquisition Costs
As a result of the implementation of ASC 606, the Company now capitalizes the incremental costs directly related to obtaining and fulfilling a contract (such as sales commissions and certain direct sales and marketing success-based costs), if these costs are expected to be recovered. These costs are amortized over the period the services are transferred to the customer, which is estimated based on customer churn rates for various segments of the business. The Company includes only those incremental costs that would not have been incurred if the contracts had not been entered into:

	Short-term	Long-term
	(in thousands)
Balance at December 31, 2018	$41,458	$42,472
Deferred customer acquisition costs incurred in the period	6,412	10,060
Amounts recognized as expense in the period	(13,932)	—
Impact of foreign exchange rates	(35)	31
Reclassification between short-term and long-term	7,783	(7,783)
Balance at March 31, 2019	$41,686	$44,780
As of March 31, 2019, the Company had a total of $72.9 million in deferred assets relating to costs incurred to obtain or fulfill contracts in its web presence segment, which consists entirely of recoverable, specific, success-based sales commissions. As of March 31, 2019, the Company had a total of $12.1 million deferred assets relating to costs incurred to obtain or fulfill contracts in its email marketing segment, which consists entirely of recoverable, specific, success-based sales commissions. As of March 31, 2019, the Company had a total of $1.4 million deferred assets relating to costs incurred to obtain or fulfill contracts in its domain segment, which consists entirely of recoverable, specific, success-based sales commissions. During the three months ended March 31, 2019, the Company recognized total amortization costs related to the above items of $12.0 million, $1.5 million, and $0.4 million in its web presence, email marketing and domain segments, respectively.
Significant Judgments
The Company sells a number of third-party cloud-based services to enhance a subscriber’s overall web hosting experience. The Company exercises considerable judgment to determine if it is the principal or agent in each of these arrangements, and in some instances, has concluded that it is an agent of the third party and recognizes revenue at time of subscriber purchase in an amount that is net of the revenue share payable to the third party.
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
Income Taxes
Income taxes are accounted for in accordance with FASB ASC 740, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is more likely than not to be realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company had unrecognized tax benefits at December 31, 2018 and March 31, 2019 of $4.4 million and $4.7 million, respectively.
The Company records interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the three months ended March 31, 2018, the Company did not incur any interest and penalties related to unrecognized tax benefits. During the three months ended March 31, 2019, the Company recognized an immaterial amount of interest and penalties related to unrecognized tax benefits.
Stock-Based Compensation
The Company may issue restricted stock units, restricted stock awards and stock options which vest upon the satisfaction of a performance condition and/or a service condition. The Company follows the provisions of FASB ASC 718, Compensation—Stock Compensation, which requires employee stock-based payments to be accounted for under the fair value method. Under this method, the Company is required to record compensation cost based on the estimated fair value for stock-based awards granted over the requisite service periods for the individual awards, which generally equals the vesting periods, net of estimated forfeitures. The Company uses the straight-line amortization method for recognizing stock-based compensation expense. In addition, for stock-based awards where vesting is dependent upon achieving certain performance goals, the Company estimates the likelihood of achieving the performance goals against established performance targets.
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
Net Loss per Share
The Company considered FASB ASC 260-10, Earnings per Share, which requires the presentation of both basic and diluted earnings per share in the consolidated statements of operations and comprehensive loss. The Company’s basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, and, if there are dilutive securities, diluted income per share is computed by including common stock equivalents which includes shares issuable upon the exercise of stock options, net of shares assumed to have been purchased with the proceeds, using the treasury stock method.

	Three Months Ended March 31,
	2018	2019
	(unaudited) (in thousands, except share amounts and per share data)
Net loss	$(2,528)	$(3,488)
Net loss per share:
Basic and diluted	$(0.02)	$(0.02)
Weighted-average common shares used in computing net loss per share:
Basic and diluted	140,361,982	143,512,293
The following number of weighted average potentially dilutive shares were excluded from the calculation of diluted loss per share because the effect of including such potentially dilutive shares would have been anti-dilutive:

	Three Months Ended March 31,
	2018	2019
	(unaudited)
Restricted stock awards and units	5,876,438	8,934,769
Options	8,969,760	8,729,091
Total	14,846,198	17,663,860
Recent Accounting Pronouncements - Recently Adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases, or ASC 842. Since then, the FASB has also issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, which further clarifies ASU No. 2016-02 and corrects unintended application of guidance. The new standard establishes a right-of-use ("ROU") model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company adopted the new standard on January 1, 2019. The Company elected to utilize the available practical expedients and implemented internal controls and reporting systems to enable the preparation of the financial information on adoption and on an ongoing basis subsequent to adoption. Upon adoption, the Company recorded an ROU asset of $114.9 million, and a lease liability of $124.5 million, and reduced accrued facility exit costs by $1.7 million and deferred rent liabilities by $7.9 million. There was no impact to opening retained earnings as a result of the adoption of the new guidance. The adoption of Topic 842 will have a minimal impact on results of operations, and may impact presentation of amounts in the statement of cash flows. The impact of applying Topic 842 on the results for reporting periods and balance sheet beginning after January 1, 2019 is presented under Topic 842, while prior amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under Topic 840. The Company's accounting for finance leases remained substantially unchanged. See Note 6, Leases, for further details.
Recent Accounting Pronouncements - Recently Issued
In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. The new guidance provides for the deferral of implementation costs for cloud computing arrangements and expensing those costs over the term of the cloud services arrangement. The Company is currently evaluating the timing of adoption and the expected impact of the new guidance.
3. Correction of Income Tax Expense - Fiscal Year 2018

The Company revised its deferred income tax provision for the first and second quarter of 2018 to reflect a revision that favorably impacted net income (loss) for these periods.
During fiscal year 2017, the Company began a process to reorganize, and in some instances, eliminate legal entities associated with certain products introduced in 2015 and 2016. This reorganization is expected to provide tax benefits, as the Company can deduct losses on the investments in these entities in its U.S. income tax filings. After further review of these losses, the Company determined that a significant portion of these losses should have been reflected in its 2017 income tax provision calculations. The Company increased its net operating loss ("NOL") carry-forwards available to offset future U.S. federal taxable income from $157.6 million as of December 31, 2017, to $236.3 million. Additionally, NOL carry-forwards available to offset future state taxable income were increased from $128.6 million as of December 31, 2017, to $168.3 million. These changes in NOL carry-forwards did not impact the actual income tax provision recorded in 2017; however, due to the changes enacted in the 2017 Tax Cuts and Jobs Act, the manner in which net operating loss carry-forwards are handled does impact the Company's 2018 provision for non-cash deferred income taxes. The impact of this revision on the Company’s financial statements as originally filed for the first quarter of fiscal year 2018 is detailed below.
The following table represents the impact of the income statement revision to the first quarter of 2018 due to the revised deferred income tax provision (in thousands, except per share data):

	Three Months Ended March 31, 2018
	Originally Filed	Adjustment	Revised
Loss before income taxes and equity earnings of unconsolidated subsidiaries	$(4,444)	$—	$(4,444)
Income tax expense (benefit)	2,617	(4,560)	(1,943)
Loss before equity earnings of unconsolidated subsidiaries	(7,061)	4,560	(2,501)
Equity (income) loss of unconsolidated subsidiaries	27	—	27
Net income (loss)	$(7,088)	$4,560	$(2,528)
Comprehensive income (loss)
Foreign currency translation	580	—	580
Unrealized gain on cash flow hedge, net of tax	1,041	—	1,041
Total comprehensive loss	$(5,467)	$4,560	$(907)
Basic net income (loss) per share	$(0.05)	$0.03	$(0.02)
Diluted net income (loss) per share	$(0.05)	$0.03	$(0.02)
Weighted-average common shares used in computing net income (loss) per share
Basic	140,361,982	—	140,361,982
Diluted	140,361,982	—	140,361,982
The following table represents the impact of the revised deferred income tax provision on the impacted balance sheet accounts as of the dates shown (in thousands):

	March 31, 2018
	Originally Filed	Adjustment	Revised
Deferred tax liability	$27,679	$(4,560)	$23,119
Total liabilities	2,533,619	(4,560)	2,529,059
Accumulated deficit	(795,206)	4,560	(790,646)
Total stockholders' equity	144,189	4,560	148,749
Total liabilities and stockholders' equity	2,677,808	—	2,677,808
The following table represents the impact of the revised deferred income tax provision on the impacted lines of the statement of cash flows for the periods shown (in thousands):

	Three Months Ended March 31, 2018
	Originally Filed	Adjustment	Revised
Net income (loss)	$(7,088)	$4,560	$(2,528)
Deferred tax expense	492	(4,560)	(4,068)
Net cash provided by operating activities	52,360	—	52,360
4. Acquisitions
The Company did not make any acquisitions during the three months ended March 31, 2019. The Company has a remaining deferred consideration liability related to its acquisition of AppMachine B.V., which took place in 2016. Deferred consideration at December 31, 2018 related to AppMachine was $3.8 million, of which $2.4 million was classified as short-

term. Deferred consideration at March 31, 2019 related to AppMachine was $3.9 million, of which $2.4 million was classified as short-term.
5. Property and Equipment and Property, Plant and Equipment Financing Obligations
Components of property and equipment consisted of the following:

	December 31, 2018	March 31, 2019
	(in thousands)
Land	$790	$790
Building	7,819	8,041
Software	102,259	103,015
Computers and office equipment	157,396	163,878
Furniture and fixtures	19,258	19,184
Leasehold improvements	20,215	20,754
Construction in process	12,314	10,123
Property and equipment—at cost	320,051	325,785
Less: accumulated depreciation	(227,776)	(238,666)
Property and equipment—net	$92,275	$87,119
Depreciation expense related to property and equipment for the three months ended March 31, 2018 and 2019 was $12.1 million and $11.2 million, respectively.
Financed equipment with a cost basis of $16.7 million was included in software as of March 31, 2019. The net carrying value of financed equipment as of March 31, 2019 was $9.0 million.
6. Leases
The Company has operating leases for data centers, corporate offices, data center equipment, and office equipment. The Company's leases have remaining lease terms of 1 year to 8 years, some of which include options to extend.
The Company's lease expense for the three months ended March 31, 2019 was entirely comprised of operating leases and amounted to $7.3 million. Operating lease payments, which reduced operating cash flows for the three months ended March 31, 2019 amounted to $6.7 million.
Supplemental balance sheet information related to leases was as follows:

March 31, 2019
(in thousands)
Operating lease right-of-use assets	$109,302

Operating lease liabilities—short term	22,250
Operating lease liabilities—long term	96,469
Total operating lease liabilities	$118,719
As of March 31, 2019, the weighted average remaining lease term was 5.71 years and the discount rates for the Company's leases was 6.76%.
Maturities for leases were as follows:

Operating Leases
(in thousands)
Remainder of 2019	$22,068
2020	28,635
2021	22,140
2022	18,914
2023	17,669
Thereafter	34,523
Total lease payments	$143,949
Less: imputed interest	25,230
Total	$118,719
7. Fair Value Measurements
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
As of December 31, 2018, the Company’s financial assets required to be measured on a recurring basis consist of the 2015 interest rate cap, the 2018 interest rate cap and certain cash equivalents, which include money market instruments and bank time deposits. As of March 31, 2019, the Company’s financial assets required to be measured on a recurring basis consist of the 2018 interest rate cap and certain cash equivalents, which include money market instruments and bank time deposits. The Company has classified the interest rate caps, which are discussed in Note 8, Derivatives and Hedging Activities below, within Level 2 of the fair value hierarchy. The Company has also classified these cash equivalents within Level 2 of the fair value hierarchy. The 2015 interest rate cap matured during the three months ended March 31, 2019.
Basis of Fair Value Measurements

	Balance	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Balance at December 31, 2018
Financial assets:
Cash equivalents (included in cash and cash equivalents)	$7,874	$—	$7,874	$—
Interest rate cap (included in other assets)	2,583	—	2,583	—
Total financial assets	$10,457	$—	$10,457	$—
Balance at March 31, 2019
Financial assets:
Cash equivalents (included in cash and cash equivalents)	$5,114	$—	$5,114	$—
Interest rate cap (included in other assets)	455	—	455	—
Total financial assets	$5,569	$—	$5,569	$—
The carrying amounts of the Company's other financial assets and liabilities including cash, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values because of the relatively short period of time between their origination and their expected realization or settlement.

8. Derivatives and Hedging Activities
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
Cash Flow Hedges of Interest Rate Risk
The Company has entered into two three-year interest rate caps as part of its risk management strategy, of which the first one matured in the three months ended March 31, 2019. The interest rate caps, designated as cash flow hedges of interest rate risk, provide for the payment to the Company of variable amounts if interest rates rise above the strike rate on the contract in exchange for an upfront premium. Therefore, these derivatives limit the Company’s exposure if the interest rate rises, but also allow the Company to benefit when the interest rate falls.
In December 2015, the Company entered into a three-year interest rate cap with $500.0 million notional value outstanding. This interest rate cap was effective beginning on February 29, 2016 and matured on February 27, 2019. The fair value of this interest rate contract included in other assets on the consolidated balance sheet as of March 31, 2019 was $0.0 million, and the Company recognized $0.4 million of interest expense in the Company’s consolidated statement of operations for the three months ended March 31, 2019. The Company recognized a $0.1 million loss in Accumulated Other Comprehensive Income ("AOCI") for the three months ended March 31, 2019.
In June 2018, the Company entered into a three-year interest rate cap with $800.0 million notional value outstanding. This interest rate cap was effective beginning on August 28, 2018. The fair value of this interest rate contract included in other assets on the consolidated balance sheet as of March 31, 2019 was $0.5 million, and the Company recognized $0.4 million of interest expense in the Company’s consolidated statement of operations for the three months ended March 31, 2019. The Company recognized a $1.1 million loss, net of a tax benefit of $0.3 million, in AOCI for the three months ended March 31, 2019. The Company estimates that $1.8 million will be reclassified from AOCI to interest expense (as an increase to interest expense) in the next twelve months.
The changes in the fair value of derivatives that qualify as cash flow hedges is recorded in AOCI, and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.
9. Goodwill and Other Intangible Assets
The following table summarizes the changes in the Company’s goodwill balances from December 31, 2018 to March 31, 2019:

	Web Presence	Email Marketing	Domain	Total
	(in thousands)
Goodwill balance at December 31, 2018	$1,214,902	$604,305	$29,858	$1,849,065
Foreign translation impact	(463)	—	—	(463)
Goodwill balance at March 31, 2019	$1,214,439	$604,305	$29,858	$1,848,602
In accordance with ASC 350, the Company reviews goodwill and other indefinite-lived intangible assets for indicators of impairment on an annual basis and between tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount.

At December 31, 2018, other intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(dollars in thousands)
Developed technology	$284,266	$180,914	$103,352	7 years
Subscriber relationships	659,515	486,518	172,997	7 years
Trade-names	134,048	84,617	49,431	8 years
Intellectual property	34,263	28,954	5,309	5 years
Domain names available for sale	30,981	9,554	21,427	Indefinite
Total December 31, 2018	$1,143,073	$790,557	$352,516
At March 31, 2019, other intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(dollars in thousands)
Developed technology	$284,203	$188,136	$96,067	7 years
Subscriber relationships	659,501	497,062	162,439	7 years
Trade-names	134,047	86,998	47,049	8 years
Intellectual property	34,263	29,336	4,927	5 years
Domain names available for sale	31,062	10,135	20,927	Indefinite
Total March 31, 2019	$1,143,076	$811,667	$331,409
During the three months ended March 31, 2018 and 2019, there were no impairment charges of intangible assets.
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
The Company’s amortization expense is included in cost of revenue in the consolidated statement of operations and comprehensive loss in the aggregate amounts of $25.7 million and $21.1 million for the three months ended March 31, 2018 and 2019, respectively.
10. Investments
As of December 31, 2018 and March 31, 2019, the Company’s carrying value of investments in privately-held companies was $15.0 million and $15.0 million, respectively.
In May 2014, the Company made a strategic investment of $15.0 million in Automattic, Inc. (“Automattic”), which provides content management systems associated with WordPress. The investment represents less than 5% of the outstanding shares of Automattic and better aligns the Company with an important partner. The investment is accounted for using the measurement alternative under ASU No. 2016-01, Financial Instruments - Overall, as fair value is not readily available.

11. Notes Payable
At December 31, 2018 and March 31, 2019, notes payable, net of original issuance discounts (sometimes referred to as "OID") and deferred financing costs, consisted of the following:

	At December 31, 2018	At March 31, 2019
	(in thousands)
First Lien Term Loan	$1,470,085	$1,447,019
Notes	331,576	332,246
Revolving credit facilities	—	—
Total notes payable	1,801,661	1,779,265
Current portion of notes payable	31,606	31,606
Notes payable - long term	$1,770,055	$1,747,659
First Lien Term Loan Facility
The First Lien Term Loan (the "Term Loan") was issued at par and automatically bears interest at an alternate base rate unless the Company gives notice to opt for the LIBOR-based interest rate. The LIBOR-based interest rate for the Term Loan is 3.75% per annum plus the greater of an adjusted LIBOR and 1.00%. The alternate base rate for the Term Loan is 2.75% per annum plus the greatest of the prime rate, the federal funds effective rate plus 0.50%, an adjusted LIBOR for a one-month interest period plus 1.00%, and 2.00%.
The Term Loan requires quarterly mandatory repayments of principal. During the three months ended March 31, 2019, the Company made one mandatory repayment of $7.9 million and one voluntary prepayment of $17.1 million.
Interest is payable on maturity of the elected interest period for a term loan with a LIBOR-based interest rate, which interest period can be one, two, three or six months. Interest is payable at the end of each fiscal quarter for a term loan with an alternate base rate.
As of December 31, 2018 and March 31, 2019, the Term Loan had an outstanding balance of:

	At December 31, 2018	At March 31, 2019

First Lien Term Loan	$1,505,002	$1,480,002
Unamortized deferred financing costs	(18,556)	(17,528)
Unamortized original issue discount	(16,361)	(15,455)
Net First Lien Term Loan	1,470,085	1,447,019
Current portion of First Lien Term Loan	31,606	31,606
First Lien Term Loan - long term	$1,438,479	$1,415,413

Revolving Credit Facility
The Company has a revolving credit facility (the “Revolver”) which has an aggregate available amount of $165.0 million. As of December 31, 2018 and March 31, 2019, the Company did not have any balances outstanding under the Revolver and the full amount of the facility was unused and available.
The Revolver consists of a non-extended tranche of approximately $58.8 million and an extended tranche of approximately $106.2 million. The non-extended tranche has a maturity date of February 9, 2021. The extended tranche has a maturity date of June 20, 2023, with a "springing" maturity date of November 10, 2022 if the Term Loan has not been repaid in full or otherwise extended to September 19, 2023 or later prior to November 10, 2022.
The Company has the ability to draw down against the Revolver using a LIBOR-based interest rate or an alternate base rate. The LIBOR-based interest rate for a non-extended revolving loan is 4.0% per annum (subject to a leverage-based step-down) and for an extended revolving loan is 3.25% per annum (subject to a leverage-based step-down), in each case plus an adjusted LIBOR for a selected interest period. The alternate base rate for a non-extended revolving loan is 3.0% per annum (subject to a leverage-based step-down) and for an extended revolving loan is 2.25% per annum (subject to a leverage-based step-down), in each case plus the greatest of the prime rate, the federal funds rate plus 0.50% and an adjusted LIBOR or a one-month interest period plus 1.00%. There is also a non-refundable commitment fee, equal to 0.50% per annum (subject to a leverage-based step-down) of the daily unused principal amount of the Revolver, which is payable in arrears on the last day of each fiscal quarter. Interest is payable on maturity of the elected interest period for a revolver loan with a LIBOR-based interest rate, which interest period can be one, two, three or six months. Interest is payable at the end of each fiscal quarter for a revolver loan with an alternate base rate.
Senior Notes
In connection with the acquisition of Constant Contact, Inc. ("Constant Contact") in February 2016, EIG Investors issued $350.0 million aggregate principal amount of senior notes (the "Senior Notes") with a maturity date of February 1, 2024. The Senior Notes were issued at a price of 98.065% of par and bear interest at the rate of 10.875% per annum. The Senior Notes have been fully and unconditionally guaranteed, on a senior unsecured basis, by the Company and its subsidiaries that guarantee the Term Loan and the Revolver (including Constant Contact and certain of its subsidiaries). The Company has the right to redeem all or a part of the Senior Notes at any time for a premium which is based on the applicable redemption date. As of December 31, 2018 and March 31, 2019, the Senior Notes had an outstanding balance of:

	At December 31, 2018	At March 31, 2019
	(in thousands)
Senior Notes	$350,000	$350,000
Unamortized deferred financing costs	(13,436)	(12,946)
Unamortized original issuance discount	(4,988)	(4,808)
Net Senior Notes	331,576	332,246
Current portion of Senior Notes	—	—
Senior Notes - long term	$331,576	$332,246
Interest on the Senior Notes is payable twice a year, on August 1 and February 1.
Maturity of Notes Payable
The maturity of the notes payable at March 31, 2019 is as follows:

Amounts maturing in:	(in thousands)
Remainder of 2019	$23,705
2020	31,606
2021	31,606
2022	31,606
2023	1,361,479
Thereafter	350,000
Total	$1,830,002
Interest
The Company recorded $36.1 million and $37.2 million in interest expense for the three months ended March 31, 2018 and 2019, respectively.
The following table provides a summary of interest rates and interest expense for the three months ended March 31, 2018 and 2019:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2019
	(percentage per annum)
Interest rate—LIBOR	5.46%-5.96%	6.23%-6.44%
Interest rate—reference	*	*
Interest rate—Senior Notes	10.875%	10.875%
Non-refundable fee—unused facility	0.50%	0.50%
	(dollars in thousands)
Interest expense and service fees	$32,757	$34,224
Amortization of deferred financing fees	1,894	1,733
Amortization of original issue discounts	1,058	1,087
Amortization of net present value of deferred consideration	128	61
Other interest expense	213	109
Total interest expense	$36,050	$37,214
* The Company did not have debt bearing interest based on the alternate base rate for the three months ended March 31, 2018 and 2019.
Debt Covenants
The Term Loan and Revolver (together, the "Senior Credit Facilities") require that the Company complies with a financial covenant to maintain a maximum ratio of consolidated senior secured net indebtedness to an adjusted consolidated EBITDA measure.
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
The Company was in compliance with all covenants at March 31, 2019.
12. Stockholders’ Equity
Voting Rights
All holders of common stock are entitled to one vote per share.
13. Stock-Based Compensation
2013 Stock Incentive Plan
The Amended and Restated 2013 Stock Incentive Plan (the “2013 Plan”) of the Company became effective upon the closing of its initial public offering ("IPO"). The 2013 Plan provides for the grant of options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to employees, officers, directors, consultants and advisers of the Company. Under the 2013 Plan, the Company may issue up to 38,000,000 shares of the Company’s common stock. At March 31, 2019, there were 11,442,482 shares available for grant under the 2013 Plan.
2011 Stock Incentive Plan
As of February 9, 2016, the effective date of the acquisition of Constant Contact, the Company assumed and converted certain outstanding equity awards granted by Constant Contact under the Constant Contact 2011 Stock Incentive Plan (the “2011 Plan”) prior to the effective date of the acquisition (the “Assumed Awards”) into corresponding equity awards with respect to shares of the Company’s common stock. In addition, the Company assumed certain shares of Constant Contact common stock, par value $0.01 per share, available for issuance under the 2011 Plan (the “Available Shares”), which will be available for future issuance under the 2011 Plan in satisfaction of the vesting, exercise or other settlement of options and other equity awards that may be granted by the Company following the effective date of the acquisition of Constant Contact in reliance on the prior approval of the 2011 Plan by the stockholders of Constant Contact. The Assumed Awards were converted into 2,143,987 stock options and 2,202,846 restricted stock units with respect to the Company’s common stock and the Available Shares were converted into 10,000,000 shares of the Company’s common stock reserved for future awards under the 2011 Plan. At March 31, 2019, there were 8,516,328 shares available for grant under the 2011 Plan.
All Plans
The following table presents total stock-based compensation expense recorded in the consolidated statement of operations and comprehensive loss for all awards granted under the Company’s 2013 Plan and 2011 Plan:

	Three Months Ended March 31,
	2018	2019
	(in thousands)
Cost of revenue	$1,543	$915
Sales and marketing	1,097	1,754
Engineering and development	1,145	1,333
General and administrative	3,207	5,014
Total stock-based compensation expense	$6,992	$9,016
2013 Stock Incentive Plan
The following table provides a summary of the Company’s stock options as of March 31, 2019 and the stock option activity for all stock options granted under the 2013 Plan during the three months ended March 31, 2019:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(3) (in thousands)
Outstanding at December 31, 2018	7,322,293	$11.62
Granted	1,215,789	$7.99
Exercised	—	$—
Forfeited	(610)	$13.64
Expired	(24,659)	$12.75
Outstanding at March 31, 2019	8,512,813	$11.10	5.3	$2
Exercisable at March 31, 2019	5,864,090	$12.31	3.7	$—
Expected to vest after March 31, 2019 (1)	2,648,723	$8.43	8.9	$2
Exercisable as of March 31, 2019 and expected to vest (2)	8,512,813	$11.10	5.3	$2

(1)	This represents the number of unvested options outstanding as of March 31, 2019 that are expected to vest in the future.

(2)	This represents the number of vested options as of March 31, 2019 plus the number of unvested options outstanding as of March 31, 2019 that are expected to vest in the future.

(3)
The aggregate intrinsic value was calculated based on the positive difference, if any, between the estimated fair value of the Company’s common stock on March 31, 2019 of $7.25 per share, or the date of exercise, as appropriate, and the exercise price of the underlying options.

Restricted stock units granted under the 2013 Plan generally vest annually over a three-year period, unless otherwise determined by the Company’s board of directors. The following table provides a summary of the Company’s restricted stock unit activity for the 2013 Plan during the three months ended March 31, 2019:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2018	5,203,259	$7.69
Granted	4,277,069	$7.97
Vested	(83,466)	$7.25
Canceled	(98,335)	$7.83
Non-vested at March 31, 2019	9,298,527	$7.82
Restricted stock awards granted under the 2013 Plan generally vest annually over a four-year period, unless otherwise determined by the Company’s board of directors. Performance-based restricted stock awards are earned based on the achievement of performance criteria established by the Company’s compensation committee and board of directors. The following table provides a summary of the Company’s restricted stock award activity for the 2013 Plan during the three months ended March 31, 2019:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2018	443,247	$11.67
Granted	—	$—
Vested	(14,177)	$8.38
Canceled	(6,562)	$11.49
Non-vested at March 31, 2019	422,508	$11.78
2011 Stock Incentive Plan
The following table provides a summary of the Company’s stock options as of March 31, 2019 and the stock option activity for all stock options granted under the 2011 Plan during the three months ended March 31, 2019:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value(3) (in thousands)
Outstanding at December 31, 2018	715,104	$9.00
Granted	—	$—
Exercised	(892)	$5.98
Forfeited	(1,995)	$10.34
Expired	(32,388)	$11.00
Outstanding at March 31, 2019	679,829	$8.91	3.2	$206
Exercisable at March 31, 2019	568,811	$8.78	3.0	$204
Expected to vest after March 31, 2019 (1)	111,018	$9.55	4.1	$2
Exercisable as of March 31, 2019 and expected to vest (2)	679,829	$8.91	3.2	$206

(1)	This represents the number of unvested options outstanding as of March 31, 2019 that are expected to vest in the future.

(2)	This represents the number of vested options as of March 31, 2019 plus the number of unvested options outstanding as of March 31, 2019 that are expected to vest in the future.

(3)
The aggregate intrinsic value was calculated based on the positive difference, if any, between the estimated fair value of the Company’s common stock on March 31, 2019 of $7.25 per share, or the date of exercise, as appropriate, and the exercise price of the underlying options.

Unless otherwise determined by the Company’s board of directors, restricted stock units granted under the 2011 Plan generally vest annually over a three- or a four-year period. The following table provides a summary of the Company’s restricted stock unit activity for the 2011 Plan during the three months ended March 31, 2019:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2018	868,026	$8.26
Granted	—	$—
Vested	(18,883)	$7.28
Canceled	(12,801)	$8.31
Non-vested at March 31, 2019	836,342	$8.28
Under both the 2011 and 2013 Plans combined, as of March 31, 2019 the Company had approximately $11.1 million of unrecognized stock-based compensation expense related to option awards that will be recognized over 1.8 years and approximately $63.3 million of unrecognized stock-based compensation expense related to restricted stock awards and restricted stock units that will be recognized over 2.3 years.
14. Accumulated Other Comprehensive Loss
The following table presents the components of accumulated other comprehensive loss:

	Foreign Currency Translation Adjustments	Unrealized Losses on Cash Flow Hedges	Total
	(in thousands)
Balance at December 31, 2018	$(1,537)	$(1,674)	$(3,211)
Other comprehensive loss	(401)	(961)	(1,362)
Balance at March 31, 2019	$(1,938)	$(2,635)	$(4,573)
15. Variable Interest Entity
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
From inception and through the period ended March 31, 2019, the financial position and results of operations of Shanghai Xiao are consolidated within, but are not material to, the Company’s consolidated financial position or results of operations.
16. Revenue
Adoption of FASB ASC 606, Revenue from Contracts with Customers
The Company recorded a net increase to opening retained earnings of $59.4 million as of January 1, 2018 due to the cumulative impact of adopting Topic 606, with the impact primarily related to customer acquisition costs.
During the three months ended March 31, 2018 and 2019, the Company recognized $291.4 million and $280.7 million of revenue, respectively, the majority of which was derived from contracts with customers.
During the three months ended March 31, 2018 and 2019, the Company did not incur any impairment or credit losses on any receivables or contract assets arising from the Company’s contracts with customers.
In accordance with ASC 606, the Company disaggregates revenue from contracts with customers based on the timing of revenue recognition. The Company determined that disaggregating revenue into these categories depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. As discussed in Note 21, Segment Information, the Company's business consists of the web presence, domain and email marketing segments. The following table presents disaggregated revenues by category for the three months ended March 31, 2018 and 2019:

	Three Months Ended March 31, 2018
	Web presence	Email marketing	Domain	Total
	(in thousands)
Subscription-based revenue
Direct revenue from subscriptions	$143,813	$101,034	$13,636	$258,483
Professional services	3,383	390	99	3,872
Reseller revenue	5,754	859	13,381	19,994
Total subscription-based revenue	$152,950	$102,283	$27,116	$282,349

Non-subscription revenue
MDF	$1,838	$164	$29	$2,031
Premium domains	31	—	5,189	5,220
Domain parking	198	—	1,558	1,756
Total non-subscription-based revenue	$2,067	$164	$6,776	$9,007

Total revenue	$155,017	$102,447	$33,892	$291,356

	Three Months Ended March 31, 2019
	Web presence	Email marketing	Domain	Total
	(in thousands)
Subscription-based revenue
Direct revenue from subscriptions	$136,042	$101,310	$12,873	$250,225
Professional services	3,222	390	106	3,718
Reseller revenue	4,922	878	12,744	18,544
Total subscription-based revenue	$144,186	$102,578	$25,723	$272,487

Non-subscription-based revenue
MDF	$1,619	$162	$267	$2,048
Premium domains	22	—	4,845	4,867
Domain parking	133	—	1,148	1,281
Total non-subscription-based revenue	$1,774	$162	$6,260	$8,196

Total revenue	$145,960	$102,740	$31,983	$280,683
Subscription-based revenue is primarily recognized over time, when the services are performed, except for third-party products for which the Company acts as an agent. Revenue from third-party products for which the Company acts as an agent is recognized at a point in time, when the revenue is earned.
Revenue, classified by the major geographic areas in which the Company’s customers are located, was as follows for the three months ended March 31, 2018 and 2019:

	Three Months Ended March 31, 2018
	Web presence	Email marketing	Domain	Total
	(in thousands)
Domestic	$104,016	$93,980	$12,934	$210,930
International	51,001	8,467	20,958	80,426
Total	$155,017	$102,447	$33,892	$291,356

	Three Months Ended March 31, 2019
	Web presence	Email marketing	Domain	Total
	(in thousands)
Domestic	$97,847	$94,813	$13,282	$205,942
International	48,113	7,927	18,701	74,741
Total	$145,960	$102,740	$31,983	$280,683
17. Income Taxes
For the three months ended March 31, 2018 and 2019, the Company recognized a tax benefit of $1.9 million and expense of $1.7 million, respectively, in the consolidated statements of operations and comprehensive loss. The income tax expense for the three months ended March 31, 2019 was primarily attributable to a federal and state current income tax expense of $2.2 million and a foreign current tax expense $0.4 million, partially offset by a federal and state deferred tax benefit of $0.9 million. The income tax benefit for the three months ended March 31, 2018 was primarily attributable to a federal and state deferred tax benefit of $3.7 million and a foreign deferred tax benefit of $0.1 million, partially offset by federal and state current income taxes of $0.7 million and a foreign current tax expense of $1.2 million.
As described in Note 3, Correction of Income Tax Expense - Fiscal Year 2018, the Company has revised its deferred income tax provision for the first and second quarter of 2018 to reflect an increase in NOL carry-forwards resulting from the reorganization and liquidation of certain affiliated entities which resulted in the recognition of a worthless stock loss of approximately $78.0 million during fiscal year 2017. This revision did not impact the previously reported income tax provision for fiscal year 2017; however, due to the changes enacted in the Tax Cuts and Jobs Act, the manner in which net operating loss carry-forwards are handled did impact the Company's 2018 provision for deferred income taxes previously recorded for the three months ended March 31, 2018 and for the three and six months ended June 30, 2018. The Company revised its provision (benefit) for income taxes for the three months ended March 31, 2018 from an expense of $2.6 million to a benefit of $1.9 million. All of these changes are attributable to changes in deferred tax expense (benefit).
The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realization of deferred tax assets requires significant management judgment. In determining whether its deferred tax assets are more likely than not realizable, the Company evaluated all available positive and negative evidence, and weighted the evidence based on its objectivity. Evidence the Company considered included:

•	NOLs incurred from the Company’s inception to March 31, 2019;

•	Expiration of various federal, state and foreign tax attributes;

•	Reversals of existing temporary differences;

•	Composition and cumulative amounts of existing temporary differences; and

•	Forecasted profit before tax.
The Company updates the scheduling of the reversal of the consolidated U.S. deferred tax assets and liabilities each quarter, as the deferred tax liabilities have continued to decrease and the Company generated pre-tax losses. Based on the analysis of the above evidence, the Company recorded an increase of $2.2 million to its valuation allowance during the three months ended March 31, 2019.
The Company recognizes, in its consolidated financial statements, the effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. During the quarter ended September 30, 2017, management concluded that the Company’s material tax positions require the recording of an ASC 740-10 reserve, with interest and penalties, for uncertain income tax positions as of September 30, 2017. The Company has unrecognized tax positions at December 31, 2018 and March 31, 2019 of $4.4 million and $4.7 million, respectively, that would affect its effective tax rate. The Company does not expect a significant change in the liability for unrecognized tax benefits in the next 12 months.

As of December 31, 2018, the Company had NOL carry-forwards available to offset future U.S. federal taxable income of approximately $108.9 million and future state taxable income of approximately $115.5 million. These NOL carry-forwards expire on various dates through 2038.
As of December 31, 2018, the Company had NOL carry-forwards in foreign jurisdictions available to offset future foreign taxable income by approximately $13.8 million. The Company has loss carry-forwards that begin to expire in 2021 in in China totaling $0.9 million. The Company has loss carry-forwards that begin to expire in 2020 in the Netherlands totaling $12.1 million. The Company has loss carry-forwards that begin to expire in 2020 in India totaling $0.6 million. The Company also has loss carry-forwards in Singapore of $0.3 million which has an indefinite carry-forward period.
In addition, the Company has $29.2 million of U.S. federal capital loss carry-forwards and $12.9 million in state capital loss carry-forwards, generally expiring through 2023. As of December 31, 2018, the Company had U.S. tax credit carry-forwards available to offset future U.S. federal and state taxes of approximately $23.7 million and $12.4 million, respectively. These credit carry-forwards expire on various dates through 2038. Due to provisions of the Tax Cuts and Jobs Act of 2017, the Company has a carry-forward of disallowed interest expense of $61.2 million, which has an indefinite carry-forward period.
Utilization of the NOL carry-forwards may be subject to an annual limitation due to the ownership change rules under Section 382 of the Internal Revenue Code (“Section 382 Limitations”). Ownership changes can limit the amount of net operating loss and other tax attributes that a company can use each year to offset future taxable income and taxes payable. Although the Company has experienced a number of ownership changes over time, it currently does not have any Section 382 Limitation on its ability to utilize NOL carry-forwards.
The Company files income tax returns in the United States for federal income taxes and in various state jurisdictions. The Company also files in several foreign jurisdictions. In the normal course of business, the Company is subject to examination by tax authorities throughout the world. Since the Company is in a loss carry-forward position, it is generally subject to U.S. federal and state income tax examinations by tax authorities for all years for which a loss carry-forward is utilized. One of the Company’s subsidiaries, Constant Contact, is under audit by the U.S. Internal Revenue Service and the New York City Department of Finance for periods ended December 31, 2015 and February 9, 2016. The Company is also currently under audit in India for fiscal years ended March 31, 2014, 2015 and 2016 and Israel for the fiscal years ended December 31, 2012, 2013, 2014 and 2015.
18. Severance and Other Exit Costs
The Company continues to evaluate its data center, sales and marketing, support and engineering operations and the general and administrative function in an effort to optimize its cost structure. As a result, the Company may incur charges for employee severance, exiting facilities and restructuring data center commitments and other related costs.
2019 Restructuring Plan
In January 2019, the Company announced plans to eliminate approximately 40 positions located primarily in the southwest United States, and further consolidate a Massachusetts facility, in order to streamline operations and create operational efficiencies (the "2019 Restructuring Plan"). During the three months ended March 31, 2019, the Company incurred severance costs of $0.7 million and paid $0.1 million and incurred facility exit costs of $1.4 million. The Company had a remaining accrued severance liability of $0.6 million and a facility exit cost accrual of $1.4 million as of March 31, 2019 in connection with the 2019 Restructuring Plan.
The Company expects to complete severance charges related to the 2019 Restructuring Plan during the year ending December 31, 2019.
2018 Restructuring Plan
In January 2018, the Company announced plans to eliminate approximately 71 positions, later increased to approximately 95 positions, primarily in the Asia Pacific region and to a lesser extent in the U.S., in order to streamline operations and create operational efficiencies (the "2018 Restructuring Plan"). During the three months ended March 31, 2019, the Company incurred severance costs of $0.0 million and paid $0.2 million. The Company had a remaining accrued severance liability of $0.0 million as of March 31, 2019 in connection with the 2018 Restructuring Plan.
In connection with the 2018 Restructuring plan, the Company closed offices in Ohio. During the three months ended March 31, 2019, the Company recorded a reduction to facility charges of $0.2 million related to the adoption of ASC 842 and paid $0.1 million. The Company had a remaining accrued facility liability of $0.2 million as of March 31, 2019 in connection with the 2018 Restructuring Plan.

2017 Restructuring Plan
In January 2017, the Company announced plans to close certain offices as part of a plan to consolidate certain web presence customer support operations, resulting in severance costs. These severance charges were associated with the elimination of approximately 660 positions, primarily in customer support. Additionally, the Company implemented additional restructuring plans to create operational efficiencies and synergies related to the Constant Contact acquisition, which resulted in additional severance charges for the elimination of approximately 50 positions. During the three months ended March 31, 2019, in connection with these plans (together, the “2017 Restructuring Plan”), the Company recorded severance charges of $0.0 million and paid $0.1 million. The Company had a remaining accrued severance liability of $0.1 million as of March 31, 2019.
In connection with the 2017 Restructuring Plan, the Company closed offices in Orem, Utah and relocated certain employees to its Tempe, Arizona office. The Company completed facility charges related to the 2017 Restructuring Plan during the year ending December 31, 2018. There is no remaining facility liability as of March 31, 2019.
Activity of Combined Restructuring Plans
The following table provides a summary of the aggregate activity for the three months ended March 31, 2019 related to the severance accrual for the Company’s combined restructuring plans:

Employee Severance
(in thousands)
Balance at December 31, 2018	$393
Severance charges	661
Cash paid	(320)
Balance at March 31, 2019	$734
The following table provides a summary of the aggregate activity for the three months ended March 31, 2019 related to the facilities exit accrual for the Company’s combined restructuring plans:

Facilities
(in thousands)
Balance at December 31, 2018	$4,100
Facility charges	1,354
Adjustment for adoption of ASC 842	(1,671)
Sublease income received	178
Cash paid	(619)
Balance at March 31, 2019	$3,342
The following table presents restructuring charges recorded in the consolidated statements of operations and comprehensive loss for the periods presented:

	For the Three Months Ended March 31,
	2018	2019
	(in thousands)
Cost of revenue	$547	$1,267
Sales and marketing	12	220
Engineering and development	308	414
General and administrative	662	114
Total restructuring charges	$1,529	$2,015
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
Endurance
On May 4, 2015, Christopher Machado, a purported holder of the Company’s common stock, filed a civil action in the United States District Court for the District of Massachusetts against the Company and its former chief executive officer and former chief financial officer, captioned Machado v. Endurance International Group Holdings, Inc., et al., Civil Action No. 1:15-cv-11775-GAO. The plaintiff filed an amended complaint on December 8, 2015, a second amended complaint on March 18, 2016, and a third amended complaint on June 30, 2017. In the third amended complaint, plaintiffs Christopher Machado and Michael Rubin allege claims for violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended, on behalf of a purported class of purchasers of the Company’s securities between October 25, 2013 and December 16, 2015, including persons or entities who purchased or acquired the Company's shares pursuant or traceable to the registration statement and prospectus issued in connection with the Company's October 25, 2013 initial public offering. The plaintiffs challenge as false or misleading certain of the Company’s disclosures about the total number of subscribers, average revenue per subscriber, the number of customers paying over $500 per year for the Company’s products and services, and the average number of products sold per subscriber. The plaintiffs seek, on behalf of themselves and the purported class, compensatory damages, rescissory damages as to class members who purchased shares pursuant to the offering and the plaintiffs' costs and expenses of litigation. On January 12, 2018, the parties filed a joint motion to stay all proceedings pending the outcome of a mediation between the parties. The court granted the stay on February 21, 2018 and later extended the stay to allow the parties to discuss a potential resolution of this matter. The parties then negotiated the terms and conditions of a stipulation and agreement of settlement and related papers, which, among other things, provide for the release of all claims asserted against the Company and its former chief executive officer and former chief financial officer. On July 6, 2018, the plaintiffs filed an unopposed motion seeking preliminary approval of the proposed settlement, certification of a proposed settlement class, and approval of notice to the settlement class. On January 2, 2019, the court entered an order preliminarily approving the settlement and scheduling a hearing for September 13, 2019 to determine whether the proposed settlement is fair, reasonable and adequate and whether the case should therefore be dismissed with prejudice. The Company's combined contribution to the settlement pool under this proposed settlement and the potential settlement of the McGee litigation discussed below would be approximately equal to the $7.3 million it reserved for these matters during the year ended December 31, 2018. The Company cannot make any assurances as to whether or when the Machado settlement will be approved by the court.
Constant Contact
On February 9, 2016, the Company acquired all of the outstanding shares of common stock of Constant Contact.
On August 7, 2015, a purported class action lawsuit, William McGee v. Constant Contact, Inc., et al, was filed in the United States District Court for the District of Massachusetts against Constant Contact and two of its former officers. An amended complaint, which named an additional former officer as a defendant, was filed December 19, 2016. The lawsuit asserts claims under Sections 10(b) and 20(a) of the Exchange Act, and is premised on allegedly false and/or misleading statements, and non-disclosure of material facts, regarding Constant Contact’s business, operations, prospects and performance during the proposed class period of October 23, 2014 to July 23, 2015. The parties mediated the claims on March 27, 2018, and as a result of that mediation reached an agreement in principle with the lead plaintiff to settle the action. The parties then negotiated the terms and conditions of a stipulation and agreement of settlement and related papers, which, among other things, provide for the release of all claims asserted against Constant Contact and its former officers. On May 18, 2018, the plaintiffs filed an unopposed motion seeking preliminary approval of the proposed settlement, certification of the proposed settlement class for settlement purposes only, and approval of notice to the settlement class. The court has not yet ruled on this motion. The Company's combined contribution to the settlement pool under this proposed settlement and the potential settlement of the Machado litigation discussed above would be approximately equal to the $7.3 million it reserved for these matters during the year ended December 31, 2018. The Company cannot make any assurances as to whether or when the McGee settlement will be approved by the court.
20. Related Party Transactions
The Company has various agreements in place with related parties. Below are details of significant related party transactions that occurred during the three months ended March 31, 2018 and 2019.
Tregaron:
The Company has contracts with Tregaron India Holdings, LLC and its affiliates, including Diya Systems (Mangalore) Private Limited, Glowtouch Technologies Pvt. Ltd. and Touchweb Designs, LLC (collectively, “Tregaron”), for outsourced services, including email- and chat-based customer and technical support, network monitoring, engineering and development support and web design and web building services, and an office space lease. As of December 31, 2018, these entities were owned directly or indirectly by family members of the Company’s former chief executive officer, who was also a holder of more than 5% of the Company's capital stock during the majority of the year ended December 31, 2018. During the last quarter of fiscal year 2018, the former chief executive officer divested shares of the Company's capital stock, reducing his ownership to under 5%. As a result, Tregaron is not a related party as of January 1, 2019 and, therefore, no related party transactions are reported with Tregaron for the three months ended March 31, 2019.
The following table presents the amounts of related party transactions recorded in the consolidated statements of operations and comprehensive loss for the periods presented relating to services provided by Tregaron and its affiliates under these agreements:

	Three Months Ended March 31,
	2018	2019
	(in thousands)
Cost of revenue	$3,700	$—
Sales and marketing	175	—
Engineering and development	400	—
General and administrative	25	—
Total related party transaction expense, net	$4,300	$—
As of December 31, 2018, approximately $2.4 million was included in accounts payable and accrued expense relating to services provided by Tregaron.
Innovative Business Services, LLC:
The Company also has agreements with Innovative Business Services, LLC (“IBS”), which provides multi-layered third-party security and website performance applications that are sold by the Company. During the three months ended March 31, 2019, a director of the Company and the Company’s former chief executive officer, who was also a holder of more than 5% of the Company's capital stock during the majority of the year ended December 31, 2018, continued to hold a material financial interest in IBS.
During the year ended December 31, 2017, the Company’s principal agreement with IBS was amended to permit the Company to purchase a specific IBS website performance product at no charge, and in exchange, to increase the revenue share to IBS on certain website performance products. The Company records revenue on the sale of IBS products on a net basis, since the Company views IBS as the primary obligor to deliver these services. As a result, the revenue share paid by the Company to IBS is recorded as contra-revenue. Further, IBS pays the Company a fee on sales made by IBS directly to customers of the Company. The Company records these fees as revenue.
The following table presents the amounts of related party transactions recorded in the consolidated statements of operations and comprehensive loss for the periods presented relating to services provided by IBS and its affiliates under these agreements:

	Three Months Ended March 31,
	2018	2019
	(in thousands)
Revenue	$(1,200)	$(1,300)
Revenue (contra)	2,250	2,100
Total related party transaction impact to revenue	$1,050	$800
Cost of revenue	150	150
Total related party transaction expense, net	$1,200	$950
As of December 31, 2018 and March 31, 2019, approximately $0.2 million and $0.1 million, respectively, was included in prepaid expenses and other current assets relating to the Company’s agreements with IBS.
As of December 31, 2018 and March 31, 2019, approximately $0.6 million and $0.7 million, respectively was included in accounts payable and accrued expense relating to the Company’s agreements with IBS.
As of December 31, 2018 and March 31, 2019, approximately $0.9 million and $0.9 million, respectively, was included in accounts receivable relating to the Company’s agreements with IBS.

Goldman, Sachs & Co.:
Goldman Sachs Lending Partners LLC, a subsidiary of Goldman, was one of the joint bookrunners and joint lead arrangers for the 2018 Refinancing. In that capacity, Goldman Sachs Lending Partners LLC received an arrangement fee of $0.3 million and was reimbursed for an immaterial amount of expenses.
21. Segment Information
The Company has three reportable segments: web presence, domain and email marketing. The products and services included in each of the three reportable segments are as follows:
Web Presence. The web presence segment consists primarily of the Company's web hosting brands, including Bluehost and HostGator. This segment also includes related products such as domain names, website security, website design tools and services, and e-commerce products.
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
The accounting policies of each segment are the same as those described in the summary of significant accounting policies; please refer to Note 2, Summary of Significant Accounting Policies, for further details. The following tables contain financial information for each reportable segment for the three months ended March 31, 2018 and 2019:

	Three Months Ended March 31, 2018
	Web presence	Email marketing	Domain	Total
	(in thousands)
Revenue(1)	$155,017	$102,447	$33,892	$291,356
Gross profit	$74,373	$72,177	$10,900	$157,450

Net (loss) income	$(6,108)	$5,359	$(1,779)	$(2,528)
Interest expense, net(2)	16,986	16,409	2,451	35,846
Income tax (benefit) expense	(4,679)	4,163	(1,427)	(1,943)
Depreciation	7,977	3,146	945	12,068
Amortization of other intangible assets	12,008	13,093	634	25,735
Stock-based compensation	5,073	1,408	511	6,992
Restructuring expenses	812	162	555	1,529
Loss from unconsolidated entities	27	—	—	27
Shareholder litigation reserve	5,745	1,500	1,255	8,500
Adjusted EBITDA	$37,841	$45,240	$3,145	$86,226

	Three Months Ended March 31, 2019
	Web presence	Email marketing	Domain	Total
	(in thousands)
Revenue(1)	$145,960	$102,740	$31,983	$280,683
Gross profit	$72,241	$74,047	$10,541	$156,829

Net (loss) income	$(6,542)	$5,938	$(2,884)	$(3,488)
Interest expense, net(2)	17,095	17,394	2,434	36,923
Income tax (benefit) expense	895	628	196	1,719
Depreciation	7,949	2,324	933	11,206
Amortization of other intangible assets	9,079	11,283	758	21,120
Stock-based compensation	4,893	3,083	1,040	9,016
Restructuring expenses	634	1,354	27	2,015
Loss from unconsolidated entities	—	—	—	—
Shareholder litigation reserve	—	—	—	—
Adjusted EBITDA	$34,003	$42,004	$2,504	$78,511

(1)
Revenue excludes intercompany transactions relating to domain sales and domain services from the domain segment to the web presence segment of $2.7 million for the three months ended March 31, 2018 and $2.8 million for the three months ended March 31, 2019.

(2)	Interest expense includes impact of amortization of deferred financing costs, original issuance discounts and interest income.
22. Subsequent Events
The Company evaluated all subsequent events occurring through May 3, 2019 to determine if any such events should be reflected in these financial statements. There were no material recognized subsequent events recorded in the March 31, 2019 financial statements.
23. Supplemental Guarantor Financial Information
In February 2016, EIG Investors (the “Issuer”) issued $350.0 million aggregate principal amount of its 10.875% Senior Notes due 2024 (refer to Note 11, Notes Payable), which it exchanged for new 10.875% Senior Notes due 2024 pursuant to a registration statement on Form S-4. The registered exchange offer for the Senior Notes was completed on January 30, 2017. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company, and the following wholly-owned subsidiaries: EIG, Bluehost Inc., FastDomain Inc., Domain Name Holding Company, Inc., Endurance International Group – West, Inc., HostGator.com LLC, A Small Orange, LLC, Constant Contact and SinglePlatform, LLC, (collectively, the “Subsidiary Guarantors”), subject to certain customary guarantor release conditions. The Company’s other domestic subsidiaries and its foreign subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) have not guaranteed the Senior Notes.
The following tables present supplemental condensed consolidating balance sheet information of the Company (“Parent”), the Issuer, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries as of December 31, 2018 and March 31, 2019, supplemental condensed consolidating results of operations for the three months ended March 31, 2018 and 2019, and condensed cash flow information for the three months ended March 31, 2018 and 2019:

Condensed Consolidating Balance Sheets
December 31, 2018
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$21	$2	$61,649	$26,972	$—	$88,644
Restricted cash	—	—	1,932	—	—	1,932
Accounts receivable	—	—	10,515	1,690	—	12,205
Prepaid domain name registry fees	—	—	32,118	24,661	—	56,779
Prepaid commissions	—	—	40,804	654	—	41,458
Prepaid expenses & other current assets	—	422	26,617	8,051	—	35,090
Total current assets	21	424	173,635	62,028	—	236,108
Intercompany receivables, net	34,595	401,342	(321,124)	(114,813)	—	—
Property and equipment, net	—	—	79,090	13,185	—	92,275
Goodwill	—	—	1,695,451	153,614	—	1,849,065
Other intangible assets, net	—	—	351,920	596	—	352,516
Investment in subsidiaries	139,838	1,559,255	53,089	—	(1,752,182)	—
Prepaid commissions, net of current portion	—	—	41,746	726	—	42,472
Other assets	—	5,239	22,276	6,556	—	34,071
Total assets	$174,454	$1,966,260	$2,096,083	$121,892	$(1,752,182)	$2,606,507
Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$—	$—	$11,896	$553	$—	$12,449
Accrued expenses and other current liabilities	—	25,373	76,586	8,224	—	110,183
Deferred revenue	—	—	322,296	49,462	—	371,758
Current portion of notes payable	—	31,606	—	—	—	31,606
Current portion of financed equipment	—	—	8,379	—	—	8,379
Deferred consideration, short-term	—	—	2,425	—	—	2,425
Total current liabilities	—	56,979	421,582	58,239	—	536,800
Deferred revenue, long-term	—	—	85,531	10,609	—	96,140
Notes payable	—	1,770,055	—	—	—	1,770,055
Deferred consideration	—	—	1,364	—	—	1,364
Other long-term liabilities	—	(612)	28,349	(43)	—	27,694
Total liabilities	—	1,826,422	536,826	68,805	—	2,432,053
Equity	174,454	139,838	1,559,257	53,087	(1,752,182)	174,454
Total liabilities and stockholders' equity	$174,454	$1,966,260	$2,096,083	$121,892	$(1,752,182)	$2,606,507

Condensed Consolidating Balance Sheets
March 31, 2019
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$103	$3	$40,938	$29,040	$—	$70,084
Restricted cash	—	—	1,931	—	—	1,931
Accounts receivable	—	—	11,585	1,971	—	13,556
Prepaid domain name registry fees	—	—	33,926	25,267	—	59,193
Prepaid commissions	—	—	41,024	662	—	41,686
Prepaid expenses & other current assets	—	55	27,555	9,773	—	37,383
Total current assets	103	58	156,959	66,713	—	223,833
Intercompany receivables, net	34,519	341,799	(260,833)	(115,485)	—	—
Property and equipment, net	—	—	74,280	12,839	—	87,119
Operating lease right-of-use assets	—	—	102,609	6,693	—	109,302
Goodwill	—	—	1,695,451	153,151	—	1,848,602
Other intangible assets, net	—	—	331,010	399	—	331,409
Investment in subsidiaries	144,003	1,592,654	54,473	—	(1,791,130)	—
Prepaid commissions, net of current portion	—	—	44,032	748	—	44,780
Other assets	—	2,896	22,126	6,703	—	31,725
Total assets	$178,625	$1,937,407	$2,220,107	$131,761	$(1,791,130)	$2,676,770
Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$—	$—	$9,001	$782	$—	$9,783
Accrued expenses and other current liabilities	—	15,055	58,865	8,639	—	82,559
Deferred revenue	—	—	329,141	50,040	—	379,181
Operating lease liabilities, short-term	—	—	19,175	3,075	—	22,250
Current portion of notes payable	—	31,606	—	—	—	31,606
Current portion of financed equipment	—	—	6,502	—	—	6,502
Deferred consideration, short-term	—	—	2,464	—	—	2,464
Total current liabilities	—	46,661	425,148	62,536	—	534,345
Deferred revenue, long-term	—	—	88,118	10,919	—	99,037
Operating lease liabilities, long-term	—	—	92,485	3,984	—	96,469
Notes payable	—	1,747,659	—	—	—	1,747,659
Financed equipment, long-term	—	—	—	—	—	—
Deferred consideration	—	—	1,386	—	—	1,386
Other long-term liabilities	—	(916)	20,317	(152)	—	19,249
Total liabilities	—	1,793,404	627,454	77,287	—	2,498,145
Equity	178,625	144,003	1,592,653	54,474	(1,791,130)	178,625
Total liabilities and stockholders' equity	$178,625	$1,937,407	$2,220,107	$131,761	$(1,791,130)	$2,676,770

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Three Months Ended March 31, 2018
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$263,505	$29,617	$(1,766)	$291,356
Cost of revenue	—	—	115,315	20,357	(1,766)	133,906
Gross profit	—	—	148,190	9,260	—	157,450
Operating expense:
Sales and marketing	—	—	63,693	3,663	—	67,356
Engineering and development	—	—	18,411	1,506	—	19,917
General and administrative	—	58	36,301	2,416	—	38,775
Total operating expense	—	58	118,405	7,585	—	126,048
(Loss) income from operations	—	(58)	29,785	1,675	—	31,402
Interest expense and other income, net	—	35,709	263	(126)	—	35,846
(Loss) income before income taxes and equity earnings of unconsolidated entities	—	(35,767)	29,522	1,801	—	(4,444)
Income tax (benefit) expense	—	(8,513)	5,541	1,029	—	(1,943)
(Loss) income before equity earnings of unconsolidated entities	—	(27,254)	23,981	772	—	(2,501)
Equity loss (income) of unconsolidated entities, net of tax	2,528	(24,726)	(741)	17	22,949	27
Net (loss) income	$(2,528)	$(2,528)	$24,722	$755	$(22,949)	$(2,528)
Comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	580	—	580
Unrealized gain on cash flow hedge, net of taxes	—	1,041	—	—	—	1,041
Total comprehensive (loss) income	$(2,528)	$(1,487)	$24,722	$1,335	$(22,949)	$(907)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Three Months Ended March 31, 2019
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$255,525	$26,467	$(1,309)	$280,683
Cost of revenue	—	—	107,601	17,561	(1,308)	123,854
Gross profit	—	—	147,924	8,906	(1)	156,829
Operating expense:
Sales and marketing	—	—	62,863	3,725	—	66,588
Engineering and development	—	—	21,602	2,092	—	23,694
General and administrative	—	58	30,297	1,038	—	31,393
Total operating expense	—	58	114,762	6,855	—	121,675
(Loss) income from operations	—	(58)	33,162	2,051	(1)	35,154
Interest expense and other income, net	—	37,044	14	(135)	—	36,923
(Loss) income before income taxes and equity earnings of unconsolidated entities	—	(37,102)	33,148	2,186	(1)	(1,769)
Income tax (benefit) expense	—	(8,830)	10,149	400	—	1,719
(Loss) income before equity earnings of unconsolidated entities	—	(28,272)	22,999	1,786	(1)	(3,488)
Equity loss (income) of unconsolidated entities, net of tax	5,080	(24,784)	(1,785)	—	21,489	—
Net (loss) income	$(5,080)	$(3,488)	$24,784	$1,786	$(21,490)	$(3,488)
Comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	(401)	—	(401)
Unrealized loss on cash flow hedge, net of taxes	—	(961)	—	—	—	(961)
Total comprehensive (loss) income	$(5,080)	$(4,449)	$24,784	$1,385	$(21,490)	$(4,850)

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2018
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$—	$(33,405)	$84,471	$1,294	$—	$52,360
Cash flows from investing activities:
Purchases of property and equipment	—	—	(5,070)	(184)	—	(5,254)
Net cash used in investing activities	—	—	(5,070)	(184)	—	(5,254)
Cash flows from financing activities:
Repayment of term loans	—	(25,486)	—	—	—	(25,486)
Principal payments on financed equipment	—	—	(2,230)	—	—	(2,230)
Proceeds from exercise of stock options	25	—	—	—	—	25
Intercompany loans and investments	294	58,895	(59,642)	453	—	—
Net cash (used in) provided by financing activities	319	33,409	(61,872)	453	—	(27,691)
Net effect of exchange rate on cash and cash equivalents and restricted cash	—	—	—	(83)	—	(83)
Net (decrease) increase in cash and cash equivalents and restricted cash	319	4	17,529	1,480	—	19,332
Cash and cash equivalents and restricted cash:
Beginning of period	93	1	56,945	12,079	—	69,118
End of period	$412	$5	$74,474	$13,559	$—	$88,450

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2019
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$—	$(34,542)	$47,573	$2,018	$—	$15,049
Cash flows from investing activities:
Purchases of property and equipment	—	—	(5,423)	—	—	(5,423)
Net cash used in investing activities	—	—	(5,423)	—	—	(5,423)
Cash flows from financing activities:
Repayment of term loans	—	(25,000)	—	—	—	(25,000)
Principal payments on financed equipment	—	—	(2,570)	—	—	(2,570)
Proceeds from exercise of stock options	5	—	—	—	—	5
Intercompany loans and investments	77	59,543	(60,292)	672	—	—
Net cash provided by (used in) financing activities	82	34,543	(62,862)	672	—	(27,565)
Net effect of exchange rate on cash and cash equivalents and restricted cash	—	—	—	(622)	—	(622)
Net increase (decrease) in cash and cash equivalents and restricted cash	82	1	(20,712)	2,068	—	(18,561)
Cash and cash equivalents and restricted cash:
Beginning of period	21	2	63,581	26,972	—	90,576
End of period	$103	$3	$42,869	$29,040	$—	$72,015

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes and other financial information included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “strategy,” “target,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
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
We currently report our financial results in three reportable segments, as follows:
Web Presence. Our web presence segment consists primarily of our web hosting brands, including Bluehost and HostGator. This segment also includes related products such as domain names, website security, website design tools and services, and e-commerce products.
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
Our financial results for the first quarter of 2019 reflected an increase in net loss and a decrease in revenue and net cash provided by operating activities as compared to the first quarter of 2018. Year over year changes in revenue, net loss and net cash provided by operating activities are summarized below (in thousands):

	Three Months Ended March 31,
	2018	2019
Revenue	$291,356	$280,683
Net loss	$(2,528)	$(3,488)
Net cash provided by operating activities	$52,360	$15,049

•
Revenue decreased by 3.7% as compared to the three months ended March 31, 2018 primarily due to revenue declines in the web presence and domain segments. These declines were partially offset by a slight increase in email marketing segment revenue.

•
Net loss increased from $2.5 million for the three months ended March 31, 2018 to $3.5 million for the three months ended March 31, 2019, due primarily to the decrease in revenue, higher engineering and development costs, higher income tax expense, higher stock-based compensation expense, and higher interest expense, partially offset by lower charges for litigation related matters, lower cost of revenue including lower amortization expense, lower sales and marketing expense and lower depreciation expense.

•
Net cash provided by operating activities during the three months ended March 31, 2019 decreased by 71.3% as compared to net cash provided by operating activities during the three months ended March 31, 2018. The decrease was primarily due to the timing of vendor payments and the funding of a previously reserved shareholder litigation matter.
Our total subscriber base decreased during the quarter ended March 31, 2019. Attrition in our non-strategic brands accounted for a majority of subscriber losses during the quarter. These non-strategic brands are principally web hosting brands, but also include our cloud backup brands and certain other products that we launched in the past several years but have either discontinued or no longer actively market. Subscriber counts are decreasing in these brands, and we are managing them to optimize cash flow rather than to acquire new subscribers. These non-strategic brands have had a negative impact on our revenue, net subscriber additions and subscriber billings.
Our 2019 operating plan is focused on delivering increased value to customers of our key strategic brands, including Constant Contact, Bluehost, HostGator and Domain.com, and on simplifying our operations to perform more effectively and efficiently. We increased our investments in engineering and development in 2018 in order to improve the customer experience and expand product offerings in our strategic brands, and expect to continue these investments across our three segments in 2019. We believe this will position us for growth in the future. Although fiscal year 2019 net income (loss) may not be significantly impacted by these additional investments, mainly due to a partly offsetting decline in amortization expense, our adjusted EBITDA, cash flow from operations and free cash flow are likely to be adversely impacted.

Key Metrics
We use a number of metrics, including the following key metrics, to evaluate the operating and financial performance of our business, identify trends affecting our business, develop projections and make strategic business decisions:

•	total subscribers;

•	average revenue per subscriber, or ARPS;

•	adjusted EBITDA; and

•	free cash flow.
Adjusted EBITDA and free cash flow are non-GAAP financial measures. A non-GAAP financial measure is a numerical measure of a company’s operating performance, financial position or cash flow that includes or excludes amounts that are included or excluded from the most directly comparable measure calculated and presented in accordance with accounting principles generally accepted in the United States of America, which we refer to as "GAAP" or "U.S. GAAP". Our non-GAAP financial measures may not provide information that is directly comparable to that provided by other companies in our industry, as other companies in our industry may calculate non-GAAP financial results differently. In addition, there are limitations in using non-GAAP financial measures because they are not prepared in accordance with GAAP and exclude expenses that may have a material impact on our reported financial results. For example, adjusted EBITDA excludes interest expense, which has been and will continue to be for the foreseeable future a significant recurring expense in our business. The presentation of non-GAAP financial information is not meant to be considered in isolation from, or as a substitute for, the directly comparable financial measures prepared in accordance with GAAP. We urge you to review the additional information about adjusted EBITDA and free cash flow shown below, including the reconciliations of these non-GAAP financial measures to their comparable GAAP financial measures, and not to rely on any single financial measure to evaluate our business.
The following table summarizes our key metrics (except for free cash flow, which is discussed in Liquidity and Capital Resources below) by segment for the periods presented (in thousands, except ARPS):

	Three Months Ended March 31,
	2018	2019
Consolidated metrics:
Total subscribers	5,011	4,783
Average subscribers for the period	5,031	4,793
ARPS	$19.30	$19.52
Adjusted EBITDA	$86,226	$78,511

Web presence segment metrics:
Total subscribers	3,811	3,612
Average subscribers for the period	3,829	3,626
ARPS	$13.49	$13.42
Adjusted EBITDA	$37,841	$34,003

Email marketing segment metrics:
Total subscribers	518	495
Average subscribers for the period	519	496
ARPS	$65.83	$69.11
Adjusted EBITDA	$45,240	$42,004

Domain segment metrics:
Total subscribers	682	676
Average subscribers for the period	683	671
ARPS	$16.54	$15.88
Adjusted EBITDA	$3,145	$2,504
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
Most of our web presence segment subscribers have hosting subscriptions, but web presence subscribers also include customers who do not have a web hosting subscription but subscribe to other non-hosting services, such as email. These subscribers generally have lower-priced subscriptions than hosting subscribers.
Domain segment subscribers mostly consist of customers who have a domain name subscription as well as a subscription to another product, such as domain privacy, or a basic hosting or email service that is bundled with their domain subscription. We sometimes refer to these subscribers, along with the non-hosting web presence segment subscribers discussed above, as "light web presence" subscribers. Also included as domain segment subscribers are hosting customers of our BigRock and HostGator India brands and certain other small web hosting brands that are under common management with our domain-focused brands.
The table below provides additional detail on changes in our total subscriber count by segment for the twelve-month period ending on March 31, 2019 (all numbers in thousands):

	Web presence	Email marketing	Domain	Total
	# Subscribers	# Subscribers	# Subscribers	# Subscribers
Total Subscribers - March 31, 2018	3,811	518	682	5,011
Adjustments	(2)	—	—	(2)
Net subscriber decrease	(197)	(23)	(6)	(226)
Total Subscribers - March 31, 2019	3,612	495	676	4,783

Light web presence subscribers did not have a material impact on subscriber changes over the period covered by the above table or on changes in ARPS during the first quarter of 2019. In order to streamline our key metrics discussion, going forward, we do not plan to provide details on light web presence subscribers.
The decrease in total subscribers from 5.011 million at March 31, 2018 to 4.783 million at March 31, 2019 was driven primarily by subscriber losses in our web presence segment, a majority of which were due to subscriber attrition in our non-strategic brands, and to a lesser extent, subscriber losses in our email marketing and domain segments.
We expect total subscribers to continue to decrease for the near term, due primarily to the impact of subscriber churn in non-strategic web presence brands.
Average Revenue per Subscriber
We calculate ARPS as the amount of revenue we recognize in a period, including marketing development funds and other revenue not received from subscribers, divided by the average of the number of total subscribers at the beginning of the period and at the end of the period, which we refer to as average subscribers for the period, divided by the number of months in the period. For our web presence and email marketing segments, we believe ARPS is an indicator of our ability to optimize our mix of products, services and pricing and sell products and services to both new and existing subscribers. For our domain segment, ARPS may fluctuate from period to period due to changes in the amount of non-subscription-based revenue, reseller activity and other factors impacting this segment as discussed in more detail below.
The following table reflects the calculation of ARPS by segment (all data in thousands, except ARPS data):

	Three Months Ended March 31,
	2018	2019
Consolidated revenue	$291,356	$280,683
Consolidated total subscribers	5,011	4,783
Consolidated average subscribers for the period	5,031	4,793
Consolidated ARPS	$19.30	$19.52

Web presence revenue	$155,017	$145,960
Web presence subscribers	3,811	3,612
Web presence average subscribers for the period	3,829	3,626
Web presence ARPS	$13.49	$13.42

Email marketing revenue	$102,447	$102,740
Email marketing subscribers	518	495
Email marketing average subscribers for the period	519	496
Email marketing ARPS	$65.83	$69.11

Domain revenue	$33,892	$31,983
Domain subscribers	682	676
Domain average subscribers for the period	683	671
Domain ARPS	$16.54	$15.88
ARPS does not represent an exact measure of the average amount a subscriber spends with us each month, because our calculation of ARPS includes all of our revenue, including revenue generated by non-subscribers, in the numerator. We have three principal sources of non-subscription-based revenue:

•
Revenue from domain-only customers. Our web presence and domain segments each earn revenue from domain-only customers. For our web presence segment, approximately 1% of our revenue for the three months ended March 31, 2019 was earned from domain-only customers. For our domain segment, approximately 6% of our revenue for the three months ended March 31, 2019 was earned from domain-only customers.

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
A portion of our revenue is generated from customers that resell our services. We refer to these customers as “resellers.” We consider these resellers (rather than the end user customers of these resellers) to be subscribers under our total subscribers definition, because we do not have a billing relationship with the end users and cannot determine the number of end users acquiring our services through a reseller. A majority of our reseller revenue is for the purchase of domains and is primarily related to our domain segment. As of March 31, 2018 and 2019, approximately 39% and 40%, respectively, of our domain segment revenue is earned from resellers. Reseller revenue earned by our web presence segment and email marketing segment was 4% and less than 1%, respectively, for all periods presented, and fluctuations in reseller revenue have not materially impacted ARPS for those segments.
Comparison of Three Months Ended March 31, 2018 and 2019: ARPS
For the three months ended March 31, 2018 and 2019, consolidated ARPS increased from $19.30 to $19.52, respectively. This increase in ARPS was driven primarily by an increase in ARPS from our email marketing segment, partially offset by decreases in ARPS from our web presence and domain segments.
Web presence ARPS decreased from $13.49 for the three months ended March 31, 2018 to $13.42 for the three months ended March 31, 2019. This decrease was primarily the result of lower prices as certain lower priced international brands added subscribers, while certain higher priced non-strategic brands lost subscribers. In addition, non-subscription-based revenue decreased slightly from $2.1 million for the three months ended March 31, 2018 to $1.8 million for the three months ended March 31, 2019, causing ARPS to decrease by $0.02.
Email marketing ARPS increased from $65.83 for the three months ended March 31, 2018 to $69.11 for the three months ended March 31, 2019. This increase was primarily due to additional purchases from existing customers and, to a lesser extent, price increases.
Domain ARPS decreased from $16.54 for the three months ended March 31, 2018 to $15.88 for the three months ended March 31, 2019. This decrease was primarily the result of lower introductory pricing and a decrease in non-subscription-based revenue from $6.8 million for the three months ended March 31, 2018 to $6.3 million for the three months ended March 31, 2019, which caused ARPS to decrease by $0.20.

Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss), excluding the impact of interest expense (net), income tax expense (benefit), depreciation, amortization of other intangible assets, stock-based compensation, restructuring expenses, transaction expenses and charges, (gain) loss of unconsolidated entities, impairment of other long-lived assets and shareholder litigation reserve. We view adjusted EBITDA as a performance measure and believe it helps investors evaluate and compare our core operating performance from period to period.
The following table reflects the reconciliation of net loss calculated in accordance with GAAP to adjusted EBITDA for the periods presented (all data in thousands):

	Three Months Ended March 31,
	2018	2019
Consolidated
Net (loss) income	$(2,528)	$(3,488)
Interest expense, net(1)	35,846	36,923
Income tax (benefit) expense	(1,943)	1,719
Depreciation	12,068	11,206
Amortization of other intangible assets	25,735	21,120
Stock-based compensation	6,992	9,016
Restructuring expenses	1,529	2,015
Loss from unconsolidated entities	27	—
Shareholder litigation reserve	8,500	—
Adjusted EBITDA	$86,226	$78,511

	Three Months Ended March 31,
	2018	2019
Web presence
Net (loss) income	$(6,108)	$(6,542)
Interest expense, net(1)	16,986	17,095
Income tax (benefit) expense	(4,679)	895
Depreciation	7,977	7,949
Amortization of other intangible assets	12,008	9,079
Stock-based compensation	5,073	4,893
Restructuring expenses	812	634
Loss from unconsolidated entities	27	—
Shareholder litigation reserve	5,745	—
Adjusted EBITDA	$37,841	$34,003

	Three Months Ended March 31,
	2018	2019
Email marketing
Net (loss) income	$5,359	$5,938
Interest expense, net(1)	16,409	17,394
Income tax (benefit) expense	4,163	628
Depreciation	3,146	2,324
Amortization of other intangible assets	13,093	11,283
Stock-based compensation	1,408	3,083
Restructuring expenses	162	1,354
Loss from unconsolidated entities	—	—
Shareholder litigation reserve	1,500	—
Adjusted EBITDA	$45,240	$42,004

	Three Months Ended March 31,
	2018	2019
Domain
Net (loss) income	$(1,779)	$(2,884)
Interest expense, net(1)	2,451	2,434
Income tax (benefit) expense	(1,427)	196
Depreciation	945	933
Amortization of other intangible assets	634	758
Stock-based compensation	511	1,040
Restructuring expenses	555	27
Loss from unconsolidated entities	—	—
Shareholder litigation reserve	1,255	—
Adjusted EBITDA	$3,145	$2,504

(1)	Interest expense includes impact of amortization of deferred financing costs, original issuance discounts (which we refer to as "OID") and interest income.
Comparison of the Three Months Ended March 31, 2018 and 2019: Net Income (Loss) and Adjusted EBITDA
Net loss on a consolidated basis increased from $2.5 million for the three months ended March 31, 2018 to $3.5 million for the three months ended March 31, 2019. This increase in net loss was primarily due to reduced revenue of $10.7 million, a $3.7 million decrease in tax benefit, a $3.0 million increase in engineering and development costs, a $2.0 million increase in stock-based compensation expense, and a $1.1 million increase in interest expense. These increases in net loss were partially offset by an $8.5 million decrease in charges related to litigation related matters, a $4.6 million decrease in amortization expense, $4.5 million of net cost reductions impacting cost of revenue, $1.5 million of net cost reductions relating to sales and marketing, and a $0.9 million decrease in depreciation expense.
Net loss for our web presence segment increased from $6.1 million for the three months ended March 31, 2018 to $6.5 million for the three months ended March 31, 2019. This increase in net loss was primarily related to reduced revenue of $9.1 million, higher income tax expense of $5.6 million, higher engineering and development costs of $1.7 million, and higher general and administrative costs of $0.9 million. These increases in net loss were partially offset by a $5.7 million decrease in charges related to ligation related matters, $5.1 million of cost reductions impacting sales and marketing costs (net of $2.2 million of increased deferrals of customer acquisition costs which are being deferred over the life of the customer), $2.7 million of net cost reductions impacting cost of revenue, and a $2.9 million decrease in amortization expense.
Net income for our email marketing segment increased from $5.4 million for the three months ended March 31, 2018 to $5.9 million for the three months ended March 31, 2019. This increase in net income was primarily due to a decrease in income tax expense of $3.5 million, a decrease in amortization expense of $1.8 million, and a $1.5 million decrease in charges associated with litigation related matters. These increases in net income were partially offset by $2.6 million increased sales and marketing costs, a $1.7 million increase in stock-based compensation expense, a $1.2 million increase in restructuring expense, and a $1.0 million increase in interest expense.
Net loss for our domain segment increased from $1.8 million for the three months ended March 31, 2018 to $2.9 million for the three months ended March 31, 2019. This increase in net loss was primarily due to a $1.9 million reduction in revenue, a $1.6 million increase in income tax expense and a $1.0 million increase in sales and marketing costs, partially offset by $1.8 million of net cost reductions costs impacting cost of revenue and a $1.3 million decrease in charges associated with litigation related matters.
Adjusted EBITDA on a consolidated basis decreased from $86.2 million for the three months ended March 31, 2018 to $78.5 million for the three months ended March 31, 2019. This decrease in adjusted EBITDA was primarily a result of the adjusted EBITDA decrease in our web presence and email marketing segments, as discussed below.
Adjusted EBITDA for our web presence segment decreased from $37.8 million for the three months ended March 31, 2018 to $34.0 million for the three months ended March 31, 2019. This decrease was primarily due to a $9.1 million decrease in revenue, higher engineering and development costs of $1.7 million, and higher general and administrative costs of $0.9 million, which were partially offset by $5.1 million of net cost reductions impacting sales and marketing costs and lower cost of revenue of $2.7 million.
Adjusted EBITDA for our email marketing segment decreased from $45.2 million for the three months ended March 31, 2018 to $42.0 million for the three months ended March 31, 2019. This decrease was due primarily to an increase in sales and marketing expense of $2.6 million and an increase in engineering and development costs of $1.0 million. These were partially offset by increases in revenue of $0.3 million.
Adjusted EBITDA for our domain segment decreased from $3.1 million for the three months ended March 31, 2018 to $2.5 million for the three months ended March 31, 2019. This decrease in adjusted EBITDA was due primarily to a decrease in revenue of $1.9 million, higher sales and marketing expense of $1.0 million and a $0.4 million increase in engineering and development costs. These factors were partially offset by a reduction in cost of revenue of $1.8 million and lower general and administrative costs of $0.9 million.
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
Sales and Marketing
Sales and marketing expense primarily consists of costs associated with bounty payments to our network of online partners, search engine marketing, or SEM, and search engine optimization, or SEO, general awareness and brand building activities, as well as the cost of employees engaged in sales and marketing activities. Sales and marketing expense also includes costs associated with sales of products as well as stock-based compensation expense for employees engaged in sales and marketing activities. Sales and marketing expense as a percentage of revenue may increase or decrease in a given period, depending on the cost of attracting new subscribers to our solutions, changes in how we invest in different subscriber acquisition channels, changes in how we approach SEM and SEO and the extent of general awareness and brand building activities we may undertake, as well as the efficiency of our sales and support personnel and our ability to sell more products and services to our subscribers and drive favorable returns on invested marketing dollars.
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
General and Administrative
General and administrative expense includes the cost of employees engaged in corporate functions, such as finance and accounting, information technology, human resources, legal and executive management. General and administrative expense also includes insurance premiums, professional service fees, and cost incurred related to regulatory and litigation matters. General and administrative expense includes stock-based compensation expense for employees engaged in general and administrative activities.
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
Except for the adoption of Accounting Standards Codification 842, or ASC 842, there have been no material changes to our critical accounting policies since December 31, 2018. For further information on our critical accounting policies and estimates, including information on our adoption of ASC 842, see Note 2 to the consolidated financial statements appearing in Part I, Item 1 in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on February 21, 2019.
Results of Operations
The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended March 31,
	2018	2019
	(in thousands)
Revenue	$291,356	$280,683
Cost of revenue	133,906	123,854
Gross profit	157,450	156,829
Operating expense:
Sales and marketing	67,356	66,588
Engineering and development	19,917	23,694
General and administrative	38,775	31,393
Total operating expense	126,048	121,675
Income from operations	31,402	35,154
Other income (expense):
Interest income	204	291
Interest expense	(36,050)	(37,214)
Total other expense—net	(35,846)	(36,923)
Loss before income taxes and equity earnings of unconsolidated entities	(4,444)	(1,769)
Income tax (benefit) expense	(1,943)	1,719
Loss before equity earnings of unconsolidated entities	(2,501)	(3,488)
Equity loss of unconsolidated entities, net of tax	27	—
Net loss	$(2,528)	$(3,488)
Comparison of Three Months Ended March 31, 2018 and 2019
Revenue

	Three Months Ended March 31,		Change
	2018	2019	Amount	%
	(dollars in thousands)
Revenue	$291,356	$280,683	$(10,673)	(4)%
Revenue decreased by $10.7 million, or 4%, from $291.4 million for the three months ended March 31, 2018 to $280.7 million for the three months ended March 31, 2019. This decrease was attributable to $9.1 million in reduced revenue from our web presence segment and $1.9 million in reduced revenue from our domain segment, offset by a $0.3 million increase in revenue from our email marketing segment, each of which are further discussed below.
Web presence segment revenue decreased by $9.1 million, or 6%, from $155.0 million for the three months ended March 31, 2018 to $146.0 million for the three months ended March 31, 2019. This decrease was primarily the result of lower revenue from the non-strategic brands discussed in the "Overview" section above.
Email marketing segment revenue increased by $0.3 million, or 0%, from $102.4 million for the three months ended March 31, 2018 to $102.7 million for the three months ended March 31, 2019. This increase was due to higher revenue from existing customers of Constant Contact, and to a lesser extent, price increases.
Domain segment revenue decreased by $1.9 million, or 6%, from $33.9 million for the three months ended March 31, 2018 to $32.0 million for the three months ended March 31, 2019. This decrease was primarily due to a $1.4 million reduction in revenue from our domain-focused brands and a $0.5 million reduction in non-subscription-based revenue.
Our revenue is generated primarily from our products and services delivered on a subscription basis, which include web hosting, domains, website builders, email marketing, search engine marketing and other similar services. We also generate non-subscription revenue through domain monetization and marketing development funds. Non-subscription revenue decreased from $9.0 million, or 3% of total revenue for the three months ended March 31, 2018 to $8.2 million, or 3% of total revenue for the three months ended March 31, 2019, primarily due to lower domain monetization revenue. We expect that domain monetization revenue from our BuyDomains brand may be negatively affected during 2019 by lower demand in the secondary market for domain names.

Cost of Revenue

	Three Months Ended March 31,
	2018		2019		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Cost of revenue	$133,906	46%	$123,854	44%	$(10,052)	(8)%
Cost of revenue decreased by $10.1 million, or 8%, from $133.9 million for the three months ended March 31, 2018 to $123.9 million for the three months ended March 31, 2019. This decrease was primarily due to lower amortization expense of $4.6 million relating to intangible assets arising from our acquisitions, and other decreases in cost of revenue across our segments as discussed below.
Our cost of revenue contains a significant portion of non-cash expenses, in particular amortization expense for the intangible assets we have acquired through our acquisitions and any related impairments to those assets. The following table sets forth the significant non-cash components of cost of revenue:

	Three Months Ended March 31,
	2018	2019
	(in thousands)
Amortization expense	$25,735	$21,120
Depreciation expense	$11,126	$10,050
Stock-based compensation expense	$1,543	$915
Cost of revenue for our web presence segment decreased by $6.9 million, or 9%, from $80.6 million for the three months ended March 31, 2018 to $73.7 million for the three months ended March 31, 2019. This decrease was primarily due to the following factors: lower amortization expense of $2.9 million; lower data center costs of $1.8 million, primarily due to vendor pricing concessions; lower stock-based compensation expense of $0.9 million; lower support costs of $0.8 million, primarily due to cost savings from the consolidation of our U.S. support centers and other gains in customer support efficiencies; lower depreciation of $0.5 million; and lower domain registration costs of $0.4 million. These decreases were partially offset by an increase of $0.7 million in overhead allocations to the web presence segment.
Cost of revenue for our email marketing segment decreased by $1.6 million, or 5%, from $30.3 million for the three months ended March 31, 2018 to $28.7 million for the three months ended March 31, 2019. This decrease was primarily due to lower amortization expense of $1.8 million.
Cost of revenue for our domain segment decreased by $1.5 million, or 7%, from $23.0 million for the three months ended March 31, 2018 to $21.4 million for the three months ended March 31, 2019. This decrease was primarily due to lower domain registration costs of $1.3 million and lower data center costs of $0.6 million, partially offset by higher amortization expense of $0.2 million.
Gross Profit

	Three Months Ended March 31,
	2018		2019		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Gross profit	$157,450	54%	$156,829	56%	$(621)	—%
Gross profit decreased by $0.6 million, or 0%, from $157.5 million for the three months ended March 31, 2018 to $156.8 million for the three months ended March 31, 2019. This decrease was primarily due to a decline of $2.1 million in web presence segment gross profit and a $0.4 million decline in domain segment gross profit, offset by a $1.9 million increase in gross profit from our email marketing segment. Our gross profit as a percentage of revenue increased by two percentage points year over year, from 54% for the three months ended March 31, 2018 to 56% for the three months ended March 31, 2019.
The following table sets forth gross profit and the significant non-cash components of cost of revenue as a percentage of revenue:

	Three Months Ended March 31,
	2018	2019
	(dollars in thousands)
Revenue	$291,356	$280,683
Gross profit	$157,450	$156,829
Gross profit as % of revenue	54%	56%
Amortization expense as % of revenue	9%	8%
Depreciation expense as % of revenue	4%	4%
Impairment charges	—%	—%
Stock-based compensation expense as % of revenue	*	*

*	Less than 1%.
Web presence segment gross profit decreased by $2.1 million, or 3%, from $74.4 million for the three months ended March 31, 2018 to $72.2 million for the three months ended March 31, 2019. This decrease was primarily due to the decline in web presence segment revenue, partially offset by a decrease in cost of revenue, as described above. Our web presence gross profit as a percentage of revenue increased by one percentage point year over year, from 48% for the three months ended March 31, 2018 to 49% for the three months ended March 31, 2019.
Email marketing segment gross profit increased by $1.9 million, or 3%, from $72.2 million for the three months ended March 31, 2018 to $74.0 million for the three months ended March 31, 2019. This increase was primarily due to decreased cost of revenue, mostly due to lower amortization expense. Our email marketing gross profit as a percentage of revenue increased by two percentage points year over year, from 70% for the three months ended March 31, 2018 to 72% for the three months ended March 31, 2019.
Domain segment gross profit decreased by $0.4 million, or 3%, from $10.9 million for the three months ended March 31, 2018 to $10.5 million for the three months ended March 31, 2019. This decrease was primarily due to reduced revenue as described above. Our domain gross profit as a percentage of revenue increased by one percentage point year over year, from 32% for the three months ended March 31, 2018 to 33% for the three months ended March 31, 2019.
Operating Expense

	Three Months Ended March 31,
	2018		2019		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Sales and marketing	$67,356	23%	$66,588	24%	$(768)	(1)%
Engineering and development	19,917	7%	23,694	8%	3,777	19%
General and administrative	38,775	13%	31,393	11%	(7,382)	(19)%
Total	$126,048	43%	$121,675	43%	$(4,373)	(3)%
Sales and Marketing. Sales and marketing expense decreased by $0.8 million, or 1%, from $67.4 million for the three months ended March 31, 2018 to $66.6 million for the three months ended March 31, 2019. Web presence segment sales and marketing expense declined by $4.6 million, which was partially offset by increased email marketing segment sales and marketing costs of $2.7 million, and increased domain sales and marketing costs of $1.1 million. Sales and marketing expense was impacted by increased deferral of customer acquisition costs as we shifted more of our marketing program spend to success-based referral programs.
Sales and marketing expense for our web presence segment decreased by $4.6 million, or 12%, from $37.4 million for the three months ended March 31, 2018 to $32.8 million for the three months ended March 31, 2019. This decrease was primarily due to a decrease of $5.8 million in marketing program spend, partially offset by higher labor costs.
Sales and marketing expense for our email marketing segment increased by $2.7 million, or 11%, from $25.2 million for the three months ended March 31, 2018 to $27.9 million for the three months ended March 31, 2019. The increase was due primarily to higher labor costs of $2.2 million and higher marketing program spend of $0.5 million.
Sales and marketing expense for our domain segment increased by $1.1 million, or 24%, from $4.8 million for the three months ended March 31, 2018 to $5.9 million for the three months ended March 31, 2019. The increase was due primarily to increases in program marketing spend.

Engineering and Development. Engineering and development expense increased by $3.8 million, or 19%, from $19.9 million for the three months ended March 31, 2018 to $23.7 million for the three months ended March 31, 2019. Web presence segment engineering and development expense increased by $1.9 million, email marketing segment engineering and development expense increased by $1.4 million, and domain segment engineering and development expense increased by $0.4 million. All of these cost increases were primarily related to higher labor costs as we continue to invest in our engineering and development resources.
General and Administrative. General and administrative expense decreased by $7.4 million, or 19%, from $38.8 million for the three months ended March 31, 2018 to $31.4 million for the three months ended March 31, 2019. This decrease was primarily attributable to lower charges of $8.5 million associated with litigation related matters. Our general and administrative expense primarily consists of consolidated corporate-wide support functions, and the costs of these functions are allocated between our three segments primarily based on relative revenues.
General and administrative expense for our web presence segment decreased by $5.1 million, or 23%, from $22.1 million for the three months ended March 31, 2018 to $17.0 million for the three months ended March 31, 2019. General and administrative expense for our email marketing segment decreased by $0.3 million, or 2%, from $11.3 million for the three months ended March 31, 2018 to $11.0 million for the three months ended March 31, 2019. General and administrative expense for our domain segment decreased by $2.4 million, or 44%, from $5.4 million for the three months ended March 31, 2018 to $3.0 million for the three months ended March 31, 2019.
Other Expense, Net

	Three Months Ended March 31,		Change
	2018	2019	Amount	%
	(dollars in thousands)
Other expense, net	$(35,846)	$(36,923)	$1,077	3%
Other expense, net increased by $1.1 million, or 3%, from $35.8 million for the three months ended March 31, 2018 to $36.9 million for the three months ended March 31, 2019. The increase was attributable to $1.1 million of increased net interest expense, primarily because of the increase in LIBOR.
Income Tax (Benefit) Expense

	Three Months Ended March 31,		Change
	2018	2019	Amount	%
	(dollars in thousands)
Income tax (benefit) expense	$(1,943)	$1,719	$3,662	(188)%
For the three months ended March 31, 2018 and 2019, we recognized an income tax benefit of $1.9 million and an income tax expense of $1.7 million, respectively, in the consolidated statements of operations and comprehensive loss. The income tax expense for the three months ended March 31, 2019 was primarily attributable to a federal and state current income tax expense of $2.2 million and a foreign current tax expense of $0.4 million, partially offset by a federal and state deferred tax benefit of $0.9 million. The income tax benefit for the three months ended March 31, 2018 was primarily attributable to a federal and state deferred tax benefit of $3.7 million and a foreign deferred tax benefit of $0.1 million, partially offset by federal and state current income taxes of $0.7 million and a foreign current tax expense of $1.2 million.
As discussed in Note 3 of the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, we revised our deferred income tax provision for the first and second quarter of 2018 to reflect an increase in NOL carry-forwards resulting from the reorganization and liquidation of certain affiliated entities which resulted in the recognition of a worthless stock loss of approximately $78.0 million during fiscal year 2017. As a result, we revised our provision (benefit) for income taxes for the three months ended March 31, 2018 from an expense of $2.6 million to a benefit of $1.9 million.
Liquidity and Capital Resources
Sources of Liquidity
We have funded our operations since inception primarily with cash flow generated by operations, borrowings under our credit facilities and public offerings of our securities.
First Lien Term Loan Facility. We entered into our current first lien term loan facility, which we refer to as the "Term Loan", on June 20, 2018. The Term Loan was issued at par with an original balance of $1,580.3 million and has a maturity date of February 9, 2023. The Term Loan automatically bears interest at an alternate base rate unless we give notice to opt for the LIBOR-based interest rate. The LIBOR-based interest rate for the Term Loan is 3.75% per annum plus the greater of an adjusted LIBOR and 1.00%. The alternate base rate for the Term Loan is 2.75% per annum plus the greatest of the prime rate, the federal funds effective rate plus 0.50%, an adjusted LIBOR for a one-month interest period plus 1.00%, and 2.00%. The Term Loan requires quarterly mandatory repayments of principal. During the three months ended March 31, 2019, we made one mandatory repayment of $7.9 million and one voluntary prepayment of $17.1 million.
Revolving Credit Facility. We entered into our current revolving credit facility, which we refer to as the "Revolver", on February 9, 2016. The Revolver has an aggregate available amount of $165.0 million and consists of a non-extended tranche of approximately $58.8 million and an extended tranche of approximately $106.2 million. The non-extended tranche has a maturity date of February 9, 2021. The extended tranche has a maturity date of June 20, 2023, with a "springing" maturity date of November 10, 2022 if the Term Loan has not been repaid in full or otherwise extended to September 19, 2023 or later prior to November 10, 2022. We have the ability to draw down against the Revolver using a LIBOR-based interest rate or an alternate base rate. The LIBOR-based interest rate for a non-extended revolving loan is 4.00% per annum (subject to a leverage-based step-down) and for an extended revolving loan is 3.25% per annum (subject to a leverage-based step-down), in each case plus an adjusted LIBOR for a selected interest period. The alternate base rate for a non-extended revolving loan is 3.00% per annum (subject to a leverage-based step-down) and for an extended revolving loan is 2.25% per annum (subject to a leverage-based step-down), in each case plus the greatest of the prime rate, the federal funds rate plus 0.50% and an adjusted LIBOR or a one-month interest period plus 1.00%. We are also required to pay a commitment fee of 0.50% per annum (subject to a leverage-based step-down) to the lenders based on the average daily unused principal amount of the Revolver.
We refer to the Term Loan and the Revolver together as the "Senior Credit Facilities."
Senior Notes. Our wholly owned subsidiary, EIG Investors, issued $350.0 million aggregate principal amount of senior notes, which we refer to as the "Senior Notes", on February 9, 2016. The Senior Notes were issued at a price of 98.065% of par and have a maturity date of February 1, 2024. The Senior Notes bear interest at the rate of 10.875% per annum. We have the right to redeem all or part of the Senior Notes at any time for a premium which is based on the applicable redemption date. On January 30, 2017, we completed a registered exchange offer for the Senior Notes, as required under the registration rights agreement we entered into with the initial purchasers of the Senior Notes. All of the $350.0 million aggregate principal amount of the Senior Notes was validly tendered for exchange as part of this exchange offer. The registration rights agreement also obligated us to use reasonable efforts to cause to become effective a registration statement providing for the registration of certain secondary transactions in the Senior Notes by Goldman, Sachs & Co. and its affiliates. The Senior Notes have been fully and unconditionally guaranteed, on a senior unsecured basis, by us and our subsidiaries that guarantee the Senior Credit Facilities.
As of March 31, 2019, we had cash and cash equivalents totaling $70.1 million and negative working capital of $310.5 million, which included the $31.6 million current portion of the Term Loan. There was no balance outstanding on the Revolver as of March 31, 2019. In addition, we had approximately $1,778.1 million of long-term indebtedness, including deferred financing costs, outstanding under the Term Loan and the Senior Notes. We also had $478.2 million of short-term and long-term deferred revenue, which is not expected to be payable in cash.
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
We were in compliance with all covenants under the Senior Credit Facilities and the Senior Notes at March 31, 2019.
Secured Net Leverage Ratio
The Senior Credit Facilities require that we comply with a financial covenant to maintain a maximum ratio of consolidated senior secured net indebtedness on the date of determination to an adjusted consolidated EBITDA measure, which we refer to as "Bank Adjusted EBITDA", for the most recently completed four quarters (which we refer to as trailing twelve months, or "TTM"). This net leverage ratio is tested as of the last day of each fiscal quarter and may not exceed 6.00 to 1.00. As of March 31, 2019, we were in compliance with this covenant.
The credit agreement governing the Senior Credit Facilities defines consolidated senior secured net indebtedness as our and our restricted subsidiaries' aggregate amount of indebtedness that is secured by a lien not expressly subordinated to the liens securing the Senior Credit Facilities. Consolidated senior secured net indebtedness is determined on a consolidated basis in accordance with GAAP and consists only of indebtedness for borrowed money, unreimbursed obligations under letters of credit, obligations with respect to financed equipment and debt obligations evidenced by promissory notes and similar instruments, minus the aggregate amount of cash and permitted investments, excluding cash and permitted investments that are restricted.
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

As of March 31, 2019, our secured net leverage ratio on a TTM basis was 4.30 to 1.00 and was calculated as follows:

	For the three months ended,
	June 30, 2018	September 30, 2018	December 31, 2018	March 31, 2019	TTM
	(in thousands, except ratios)
Net income (loss)	$627	$(6,335)	$12,770	$(3,488)	$3,574
Interest expense	38,346	37,527	37,557	37,214	150,644
Income tax (benefit) expense	(946)	11,715	(15,072)	1,719	(2,584)
Depreciation	12,796	11,889	11,454	11,206	47,345
Amortization of other intangible assets	25,978	26,177	25,258	21,120	98,533
Stock-based compensation	7,390	7,550	7,132	9,016	31,088
Integration and restructuring costs	1,295	197	347	2,015	3,854
Transaction expenses and charges	—	—	—	—	—
(Gain) loss of unconsolidated entities	(25)	—	265	—	240
Impairment of long-lived assets	—	—	—	—	—
Gain on assets, not ordinary course	—	—	—	—	—
Legal advisory and related expenses	710	(832)	159	400	437
Billed revenue to GAAP revenue adjustment	(2,431)	(4,834)	(8,035)	10,385	(4,915)
Adjustment for domain registration cost on a cash basis	1,258	1,299	1,255	(2,441)	1,371
Currency translation	(17)	(17)	(506)	29	(511)
Bank Adjusted EBITDA	$84,981	$84,336	$72,584	$87,175	$329,076
Current portion of notes payable					31,606
Current portion of financed equipment					6,502
Notes payable - long term					1,747,659
Financed equipment - long term					—
Original issue discounts and deferred financing costs					50,737
Less:
Unsecured notes					(350,000)
Cash					(70,084)
Certain permitted restricted cash					(100)
Net senior secured indebtedness					$1,416,320
Net leverage ratio					4.30
Maximum net leverage ratio					6.00

Cash and Cash Equivalents
As of March 31, 2019, our cash and cash equivalents were primarily held for working capital purposes and for required principal and interest payments under our indebtedness. A majority of our cash and cash equivalents was held in operating accounts. Our cash and cash equivalents decreased by $18.6 million from $88.6 million at December 31, 2018 to $70.1 million at March 31, 2019. Of the $70.1 million cash and cash equivalents we had at March 31, 2019, $28.6 million was held in foreign countries, and due to tax and accounting reasons, we do not plan to repatriate this cash in the near future. We used cash on hand at December 31, 2018 and cash flows from operations to purchase property and equipment and to make our debt payments on our Term Loan, as described under "Financing Activities" below. Our future capital requirements will depend on many factors including, but not limited to our growth rate, our level of sales and marketing activities, the development and introduction of new and enhanced products and services, market acceptance of our solutions, potential settlements of legal proceedings, acquisitions, and our gross profits and operating expenses. We believe that our current cash and cash equivalents and operating cash flows will be sufficient to meet our anticipated working capital and capital expenditure requirements, as well as our required principal and interest payments under our indebtedness, for at least the next 12 months.
The following table shows our purchases of property and equipment, principal payments on property, plant and equipment financing obligations, depreciation, amortization and cash flows from operating activities, investing activities and financing activities for the stated periods:

	Three Months Ended March 31,
	2018	2019
	(dollars in thousands)
Purchases of property and equipment	$(5,254)	$(5,423)
Principal payments on financed equipment	(2,230)	(2,570)
Depreciation	12,068	11,206
Amortization	28,815	24,001
Cash flows provided by operating activities	52,360	15,049
Cash flows used in investing activities	(5,254)	(5,423)
Cash flows used in financing activities	(27,691)	(27,565)
Capital Expenditures
Our capital expenditures on the purchase of property and equipment for the three months ended March 31, 2018 and 2019 were $5.3 million and $5.4 million, respectively. The remaining balance payable on the property, plant and equipment financings was $6.5 million as of March 31, 2019. We expect our capital expenditures to remain consistent with fiscal year 2018 levels in the near term as we continue to upgrade and replace data center assets as these assets reach an end of their useful life, and to a lesser extent, continue to implement our disaster recovery program.
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
Net cash provided by operating activities decreased from $52.4 million for the three months ended March 31, 2018 to $15.0 million for the three months ended March 31, 2019. This decrease was primarily the result of unfavorable changes in working capital mainly due to the following factors: the timing of vendor payments; a $5.8 million payment related to a previously reserved shareholder litigation matter; higher interest payments of $2.2 million, primarily due to higher LIBOR rates; higher payments for taxes of $1.3 million; and lower subscriber billings due primarily to subscriber attrition in our non-strategic brands. These decreases were partially offset by lower payments for restructuring expenses of $2.6 million.
Investing Activities
Cash flows used in investing activities consist primarily of the purchase of property and equipment, acquisition consideration payments, and changes in restricted cash balances.

During the three months ended March 31, 2019, net cash used in investing activities was $5.4 million, which was used to purchase property and equipment.
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
During the three months ended March 31, 2019, cash flows used in financing activities was $27.6 million. We paid $25.0 million of principal payments related to our Term Loan. Included in the $25.0 million were mandatory repayments of $7.9 million and voluntary prepayments of $17.1 million. We also made $2.6 million of principal payments related to property, plant and equipment financing obligations.
During the three months ended March 31, 2018, cash flows used in financing activities was $27.7 million. We paid $25.5 million of principal payments related to our Term Loan, including mandatory repayments of $8.5 million and voluntary prepayments of $17.0 million, and made $2.2 million of principal payments related to property, plant and equipment financing obligations.
Free Cash Flow
Free cash flow, or FCF, is a non-GAAP financial measure that we calculate as GAAP cash flow from operations less capital expenditures and financed equipment. We believe that FCF provides investors with an indicator of our ability to generate positive cash flows after meeting our obligations with regard to capital expenditures (including property, plant and financed equipment).
The following table reflects the reconciliation of cash flow from operations to free cash flow (all data in thousands):

	Three Months Ended March 31,
	2018	2019
Cash flow from operations	$52,360	$15,049
Less:
Capital expenditures and financed equipment(1)	(7,484)	(7,993)
Free cash flow	$44,876	$7,056

(1) Capital expenditures during three months ended March 31, 2018 includes $2.2 million of principal payments under a three-year agreement for equipment financing. Capital expenditures during the three months ended March 31, 2019 includes $2.6 million of principal payments under a two-year agreement for equipment financing. The remaining balance on the equipment financing is $6.5 million as of March 31, 2019.
FCF decreased by $37.8 million from $44.9 million for the three months ended March 31, 2018 to $7.1 million for the three months ended March 31, 2019. FCF was unfavorably impacted by unfavorable changes in working capital, mainly due to the following factors: timing of vendor payments; a $5.8 million payment related to a previously reserved shareholder litigation matter; higher interest payments of $2.2 million, primarily due to higher LIBOR rates; higher payments for taxes of $1.3 million; and lower subscriber billings due primarily to subscriber attrition in our non-strategic brands. In addition, FCF decreased because of increased capital expenditures and payments for financed equipment of $0.5 million. These decreases were partially offset by lower payments for restructuring expenses of $2.6 million.
Net Operating Loss (NOL) Carry-forwards
As of December 31, 2018, we had NOL carry-forwards available to offset future U.S. federal taxable income of approximately $108.9 million and future state taxable income of approximately $115.5 million. These NOL carry-forwards expire on various dates through 2038. As of December 31, 2018 we had NOL carry-forwards in foreign jurisdictions available to offset future foreign taxable income by approximately $13.8 million. We have loss carry-forwards that begin to expire in 2021 in China totaling $0.9 million. We have loss carry-forwards that begin to expire in 2020 in India totaling $0.6 million. We have loss carry-forwards that begin to expire in 2020 in the Netherlands totaling $12.1 million. We also have loss carry-forwards in Singapore of $0.3 million, which had an indefinite carry-forward period.

Utilization of the NOL carry-forwards may be subject to an annual limitation due to the ownership percentage change limitations under Section 382 of the Internal Revenue Code,which we refer to as "Section 382 Limitations”). Ownership changes can limit the amount of net operating loss and other tax attributes that a company can use each year to offset future taxable income and taxes payable. Although we have experienced a number of ownership changes over time, we do not currently have any Section 382 Limitations on our ability to utilize NOL carry-forwards.
Contractual Obligations and Commitments
There have been no significant changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K filed with the SEC on February 21, 2019, except as it relates to our long-term debt obligations and lease obligations (as a result of adoption of ASC 842 during the three months ended March 31, 2019). The following table summarizes these debt and lease-related contractual obligations as of March 31, 2019:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt and lease obligations:
Principal payments on term loan facility and notes	$1,830,002	$31,606	$63,212	$1,385,184	$350,000
Principal payments on lease obligations	$143,949	$22,068	$50,775	$36,583	$34,523
Total principal payments relating to our long-term debt and lease obligations	$1,973,951	$53,674	$113,987	$1,421,767	$384,523

Recently Issued Accounting Pronouncements
For information on recent accounting pronouncements, see Recent Accounting Pronouncements in Note 2 to the consolidated financial statements appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
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
Interest Rate Sensitivity
We had cash and cash equivalents of $70.1 million at March 31, 2019, the majority of which was held in operating accounts for working capital purposes and other general corporate purposes, which includes payment of principal and interest under our indebtedness. As of March 31, 2019, we had approximately $1,480.0 million outstanding under our Term Loan, $350.0 million outstanding under the Senior Notes and $0.0 million outstanding under the Revolver.
The Term Loan automatically bears interest at the bank’s reference rate unless we give notice to opt for the LIBOR-based interest rate. The LIBOR-based interest rate for a term loan is 3.75% per annum plus the greater of an adjusted LIBOR and 1.00%. The reference rate for a term loan is 2.75% per annum plus the greatest of the prime rate, the federal funds effective rate plus 0.50%, an adjusted LIBOR for a one-month interest period plus 1.00%, or 2.00%.
We have the ability to draw down against the Revolver using a LIBOR-based interest rate or an alternate base rate. The LIBOR-based interest rate for a non-extended revolving loan is 4.00% per annum (subject to a leverage-based step-down) and for an extended revolving loan is 3.25% per annum (subject to a leverage-based step-down), in each case plus an adjusted LIBOR for a selected interest period. The alternate base rate for a non-extended revolving loan is 3.00% per annum (subject to a leverage-based step-down) and for an extended revolving loan is 2.25% per annum (subject to a leverage-based step-down), in each case plus the greatest of the prime rate, the federal funds rate plus 0.50% and an adjusted LIBOR or a one-month interest period plus 1.00%. We are also required to pay a commitment fee of 0.50% per annum (subject to a leverage-based step-down) to the lenders based on the average daily unused principal amount of the Revolver.
Based on our aggregate indebtedness outstanding under our Term Loan of $1,480.0 million as of March 31, 2019, a 100 basis point increase in the current LIBOR rate would result in a $14.9 million increase in our aggregate interest payments over a 12-month period, and a 100 basis point decrease in the current LIBOR rate would result in a $14.9 million decrease in our interest payments.
We have entered into two interest rate caps as part of our risk management strategy. The three-year interest rate cap we entered into in December 2015 limited our exposure beginning on February 29, 2016 to interest rate increases over 2.0% on $500.0 million of our Term Loan. The December 2015 interest rate cap matured in February 2019. The three-year interest rate cap we entered into in June 2018 limits our exposure beginning on August 28, 2018 to interest rate increases over 3.0% on $800.0 million of our Term Loan. The LIBOR interest rate applicable to our Term Loan as of March 31, 2019 was approximately 2.64%.
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
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

As of March 31, 2019, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation of our disclosure controls and procedures as of March 31, 2019, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2019, there has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Endurance
On May 4, 2015, Christopher Machado, a purported holder of our common stock, filed a civil action in the United States District Court for the District of Massachusetts against us and our former chief executive officer and our former chief financial officer, captioned Machado v. Endurance International Group Holdings, Inc., et al., Civil Action No. 1:15-cv-11775-GAO. The plaintiff filed an amended complaint on December 8, 2015, a second amended complaint on March 18, 2016, and a third amended complaint on June 30, 2017. In the third amended complaint, plaintiffs Christopher Machado and Michael Rubin allege claims for violations of Section 10(b) and 20(a) of the Exchange Act, and Sections 11, 12(a)(2), and 15 of the Securities Act, on behalf of a purported class of purchasers of our securities between October 25, 2013 and December 16, 2015, including persons or entities who purchased or acquired our shares pursuant or traceable to the registration statement and prospectus issued in connection with our October 25, 2013 initial public offering. The plaintiffs challenge as false or misleading certain of our disclosures about the total number of subscribers, average revenue per subscriber, the number of customers paying over $500 per year for our products and services, and the average number of products sold per subscriber. The plaintiffs seek, on behalf of themselves and the purported class, compensatory damages, rescissory damages as to class members who purchased shares pursuant to the offering and the plaintiffs' costs and expenses of litigation. On January 12, 2018, the parties filed a joint motion to stay all proceedings pending the outcome of a mediation between the parties. The court granted the stay on February 21, 2018 and later extended the stay to allow the parties to discuss a potential resolution of this matter. The parties then negotiated the terms and conditions of a stipulation and agreement of settlement and related papers, which, among other things, provide for the release of all claims asserted against us and our former chief executive officer and our former chief financial officer. On July 6, 2018, the plaintiffs filed an unopposed motion seeking preliminary approval of the proposed settlement, certification of a proposed settlement class, and approval of notice to the settlement class. On January 2, 2019, the court entered an order preliminarily approving the settlement and scheduling a hearing for September 13, 2019 to determine whether the proposed settlement is fair, reasonable and adequate and whether the case should therefore be dismissed with prejudice. Our combined contribution to the settlement pool under this proposed settlement and the potential settlement of the McGee litigation discussed below would be approximately equal to the $7.3 million we reserved for these matters during the year ended December 31, 2018. We cannot make any assurances as to whether or when the Machado settlement will be approved by the court.

Constant Contact
On August 7, 2015, a purported class action lawsuit, William McGee v. Constant Contact, Inc., et al, was filed in the United States District Court for the District of Massachusetts against Constant Contact and two of its former officers. An amended complaint, which named an additional former officer as a defendant, was filed December 19, 2016. The lawsuit asserts claims under Sections 10(b) and 20(a) of the Exchange Act, and is premised on allegedly false and/or misleading statements, and non-disclosure of material facts, regarding Constant Contact’s business, operations, prospects and performance during the proposed class period of October 23, 2014 to July 23, 2015. The parties mediated the claims on March 27, 2018, and as a result of that mediation reached an agreement in principle with the lead plaintiff to settle the action. The parties then negotiated the terms and conditions of a stipulation and agreement of settlement and related papers, which, among other things, provide for the release of all claims asserted against Constant Contact and its former officers. On May 18, 2018, the plaintiffs filed an unopposed motion seeking preliminary approval of the proposed settlement, certification of the proposed settlement class for settlement purposes only, and approval of notice to the settlement class. The court has not yet ruled on this motion. Our combined contribution to the settlement pool under this proposed settlement and the potential settlement of the Machado litigation discussed above would be approximately equal to the $7.3 million we reserved for these matters during the year ended December 31, 2018. We cannot make any assurances as to whether or when the McGee settlement will be approved by the court.
ITEM 1A. Risk Factors
There were no material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 21, 2019.
ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number
2.1*	Agreement and Plan of Merger, dated October 30, 2015, by and among Constant Contact, Inc., the Registrant, and Paintbrush Acquisition Corporation	8-K	001-36131	November 2, 2015	2.1
3.1	Restated Certificate of Incorporation of the Registrant	S-1/A	333-191061	October 23, 2013	3.3
3.2	Amended and Restated By-Laws of the Registrant	8-K	001-36131	January 30, 2017	3.1
4.1	Specimen certificate evidencing shares of common stock of the Registrant	S-1/A	333-191061	October 8, 2013	4.1
4.2	Second Amended and Restated Registration Rights Agreement, dated as of October 24, 2013, by and among the Registrant and the other parties thereto	10-Q	001-36131	November 7, 2014	4.2
4.3	Stockholders Agreement, dated as of October 24, 2013, by and among the Registrant and certain holders of the Registrant’s common stock	10-Q	001-36131	November 7, 2014	4.3
4.4	Indenture (including form of Note), dated as of February 9, 2016, among EIG Investors Corp., the Registrant, the Endurance Guarantors party thereto and Wilmington Trust, National Association, as trustee	8-K	001-36131	February 10, 2016	4.1
4.5	Exchange and Registration Rights Agreement, dated as of February 9, 2016, among EIG Investors Corp., the Registrant, the Endurance Guarantors party thereto, Goldman, Sachs & Co., Credit Suisse Securities (USA) LLC and Jefferies LLC	10-Q	001-36131	May 9, 2016	4.6
10.1#	2019 Management Incentive Plan					X

10.2+	Master Services Agreement Amendment No. 5 dated as of January 31, 2019 between The Endurance International Group, Inc. and Tregaron India Holdings, LLC	X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

*
Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Endurance agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule or exhibit upon request.

#	Management contract or compensatory plan, contract or agreement.

+	Certain portions of this exhibit are subject to confidential treatment.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDURANCE INTERNATIONAL GROUP HOLDINGS, INC.

Date: May 3, 2019	By:	/s/ Marc Montagner
Marc Montagner
Chief Financial Officer (Principal Financial Officer)