Form 10-Q
period 2019-06-30
Endurance International Group Holdings, Inc.
filed 2019-08-05
CIK 1237746

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-36131

Endurance International Group Holdings, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	46-3044956
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10 Corporate Drive,	Suite 300	01803
Burlington,	Massachusetts
(Address of Principal Executive Offices)		(Zip Code)

(781) 852-3200
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	EIGI	The Nasdaq Global Select Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 1, 2019, there were 146,055,237 shares of the issuer’s common stock, $0.0001 par value per share, outstanding.

Endurance International Group Holdings, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31, 2018	June 30, 2019
Assets		(unaudited)
Current assets:
Cash and cash equivalents	$88,644	$90,818
Restricted cash	1,932	1,832
Accounts receivable	12,205	12,989
Prepaid domain name registry fees	56,779	57,326
Prepaid commissions	41,458	41,704
Prepaid and refundable taxes	7,235	6,517
Prepaid expenses and other current assets	27,855	26,411
Total current assets	236,108	237,597
Property and equipment—net	92,275	88,700
Operating lease right-of-use assets	—	104,210
Goodwill	1,849,065	1,848,949
Other intangible assets—net	352,516	292,191
Deferred financing costs—net	2,656	2,221
Investments	15,000	15,000
Prepaid domain name registry fees, net of current portion	11,207	11,281
Prepaid commissions, net of current portion	42,472	45,160
Other assets	5,208	2,778
Total assets	$2,606,507	$2,648,087
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,449	$14,933
Accrued expenses	79,279	64,774
Accrued taxes	2,498	2,418
Accrued interest	25,259	24,483
Deferred revenue	371,758	376,046
Operating lease liabilities—short term	—	22,483
Current portion of notes payable	31,606	31,606
Current portion of financed equipment	8,379	4,583
Deferred consideration—short term	2,425	1,408
Other current liabilities	3,147	2,319
Total current liabilities	536,800	545,053
Long-term deferred revenue	96,140	99,249
Operating lease liabilities—long term	—	90,989
Notes payable—long term, net of original issue discounts of $21,349 and $19,151 and deferred financing costs of $31,992 and $28,919, respectively	1,770,055	1,725,326
Deferred tax liability	16,457	18,785
Deferred consideration—long term	1,364	—
Other liabilities	11,237	6,460
Total liabilities	2,432,053	2,485,862
Stockholders’ equity:
Preferred Stock—par value $0.0001; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock—par value $0.0001; 500,000,000 shares authorized; 143,444,515 and 145,741,251 shares issued at December 31, 2018 and June 30, 2019, respectively; 143,444,178 and 145,741,251 outstanding at December 31, 2018 and June 30, 2019, respectively	14	14
Additional paid-in capital	961,235	979,626
Accumulated other comprehensive loss	(3,211)	(4,115)
Accumulated deficit	(783,584)	(813,300)
Total stockholders’ equity	174,454	162,225
Total liabilities and stockholders’ equity	$2,606,507	$2,648,087
See accompanying notes to consolidated financial statements.

Endurance International Group Holdings, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
Revenue	$287,770	$278,204	$579,126	$558,887
Cost of revenue (including impairment of $17,892 for the three and six months ended June 30, 2019)	130,746	139,587	264,652	263,441
Gross profit	157,024	138,617	314,474	295,446
Operating expense:
Sales and marketing	66,546	65,490	133,902	132,078
Engineering and development	21,959	25,348	41,876	49,042
General and administrative	30,744	31,124	69,519	62,517
Total operating expense	119,249	121,962	245,297	243,637
Income from operations	37,775	16,655	69,177	51,809
Other income (expense):
Interest income	227	314	431	605
Interest expense	(38,346)	(37,037)	(74,396)	(74,251)
Total other expense—net	(38,119)	(36,723)	(73,965)	(73,646)
Loss before income taxes and equity earnings of unconsolidated entities	(344)	(20,068)	(4,788)	(21,837)
Income tax (benefit) expense	(946)	6,160	(2,889)	7,879
Income (loss) before equity earnings of unconsolidated entities	602	(26,228)	(1,899)	(29,716)
Equity (income) loss of unconsolidated entities, net of tax	(25)	—	2	—
Net income (loss)	$627	$(26,228)	$(1,901)	$(29,716)
Comprehensive income (loss):
Foreign currency translation adjustments	(2,425)	348	(1,845)	(53)
Unrealized gain (loss) on cash flow hedge, net of tax (expense) benefit of ($45) and ($370) for the three and six months ended June 30, 2018, respectively, and ($35) and $269 for the three and six months ended June 30, 2019, respectively	144	110	1,184	(851)
Total comprehensive loss	$(1,654)	$(25,770)	$(2,562)	$(30,620)
Basic net income (loss) per share attributable to Endurance International Group Holdings, Inc.	$0.00	$(0.18)	$(0.01)	$(0.21)
Diluted net income (loss) per share attributable to Endurance International Group Holdings, Inc.	$0.00	$(0.18)	$(0.01)	$(0.21)
Weighted-average common shares used in computing net income (loss) per share:
Basic	142,340,561	145,308,823	141,356,567	144,414,929
Diluted	144,702,002	145,308,823	141,356,567	144,414,929
See accompanying notes to consolidated financial statements.

Endurance International Group Holdings, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Gain	Accumulated Deficit	Total Stockholders’ Equity
	Number	Amount
Balance—December 31, 2017	140,190,695	$14	$931,033	$(541)	$(847,501)	$83,005
Vesting of restricted shares	262,454	—	—	—	—	—
Exercise of stock options	4,338	—	25	—	—	25
Other comprehensive gain (loss)	—	—	—	1,621	—	1,621
Adjustment to beginning retained earnings resulting from adoption of ASC 606, net of tax impact of $7.0 million	—	—	—	—	59,383	59,383
Net loss	—	—	—	—	(2,528)	(2,528)
Reclassification of stock-compensation liability award	—	—	250	—	—	250
Stock-based compensation	—	—	6,992	—	—	6,992
Balance—March 31, 2018	140,457,487	14	938,300	1,080	(790,646)	148,748
Vesting of restricted shares	2,342,606	—	—	—	—	—
Exercise of stock options	67,899	—	431	—	—	431
Other comprehensive gain (loss)	—	—	—	(2,281)	—	(2,281)
Net income	—	—	—	—	627	627
Stock-based compensation	—	—	7,390	—	—	7,390
Balance—June 30, 2018	142,867,992	$14	$946,121	$(1,201)	$(790,019)	$154,915

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Gain	Accumulated Deficit	Total Stockholders’ Equity
	Number	Amount
Balance—December 31, 2018	143,444,178	$14	$961,235	$(3,211)	$(783,584)	$174,454
Vesting of restricted shares	116,526	—	—	—	—	—
Exercise of stock options	892	—	5	—	—	5
Other comprehensive gain (loss)	—	—	—	(1,362)	—	(1,362)
Net loss	—	—	—	—	(3,488)	(3,488)
Stock-based compensation	—	—	9,016	—	—	9,016
Balance—March 31, 2019	143,561,596	14	970,256	(4,573)	(787,072)	178,625
Vesting of restricted shares	2,176,738	—	—	—	—	—
Exercise of stock options	2,918	—	16	—	—	16
Other comprehensive gain (loss)	—	—	—	458	—	458
Net loss	—	—	—	—	(26,228)	(26,228)
Stock-based compensation	—	—	9,354	—	—	9,354
Balance—June 30, 2019	145,741,252	$14	$979,626	$(4,115)	$(813,300)	$162,225

See accompanying notes to consolidated financial statements.

Endurance International Group Holdings, Inc.
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2018	2019
Cash flows from operating activities:
Net loss	$(1,901)	$(29,716)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	24,864	22,105
Amortization of other intangible assets	51,713	42,469
Impairment of long lived assets	—	17,892
Amortization of deferred financing costs	2,986	3,509
Amortization of net present value of deferred consideration	251	120
Amortization of original issue discounts	2,126	2,198
Stock-based compensation	14,382	18,370
Deferred tax expense (benefit)	(4,484)	2,627
Loss on sale of assets	261	136
Loss from unconsolidated entities	2	—
Financing costs expensed	1,228	—
Loss on early extinguishment of debt	331	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	3,740	(793)
Prepaid and refundable taxes	(1,102)	725
Prepaid expenses and other current assets	(8,668)	2,328
Leases right-of-use asset, net	—	653
Accounts payable and accrued expenses	(11,670)	(15,135)
Deferred revenue	8,193	7,241
Net cash provided by operating activities	82,252	74,729
Cash flows from investing activities:
Purchases of property and equipment	(13,381)	(16,164)
Net cash used in investing activities	(13,381)	(16,164)
Cash flows from financing activities:
Proceeds from issuance of term loan and notes, net of original issue discounts	1,580,305	—
Repayments of term loans	(1,630,693)	(50,000)
Payment of financing costs	(1,295)	—
Payment of deferred consideration	(4,196)	(2,500)
Principal payments on financed equipment	(3,909)	(3,861)
Proceeds from exercise of stock options	456	22
Net cash used in financing activities	(59,332)	(56,339)
Net effect of exchange rate on cash and cash equivalents and restricted cash	(1,488)	(152)
Net increase (decrease) in cash and cash equivalents and restricted cash	8,051	2,074
Cash and cash equivalents and restricted cash:
Beginning of period	69,118	90,576
End of period	$77,169	$92,650
Supplemental cash flow information:
Interest paid	$72,461	$68,353
Income taxes paid (received)	$2,122	$724
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
2. Summary of Significant Accounting Policies
Basis of Preparation
The accompanying consolidated financial statements, which include the accounts of Holdings and its subsidiaries, have been prepared using accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany transactions were eliminated on consolidation.
Although the Company believes the disclosures included herein are adequate to ensure that the consolidated financial statements are fairly presented, certain information and footnote disclosures to the financial statements have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, the consolidated financial statements and the footnotes included herein should be read in conjunction with the audited financial statements and the footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
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

Unaudited Interim Financial Information
The accompanying interim consolidated balance sheet as of June 30, 2019, and the related consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2018 and 2019, the consolidated statements of cash flows for the six months ended June 30, 2018 and 2019, the consolidated statements of changes in stockholders' equity for the three and six months ended June 30, 2018 and 2019, and the notes to consolidated financial statements are unaudited. These unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. The unaudited consolidated financial statements include, in the opinion of management, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of the Company’s financial position as of June 30, 2019, results of operations for the three and six months ended June 30, 2018 and 2019, cash flows for the six months ended June 30, 2018 and 2019, and changes in stockholders' equity for the three and six months ended June 30, 2018 and 2019. The results in the consolidated statements of operations and comprehensive loss are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2019.
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
Derivative Instruments and Hedging Activities
FASB ASC 815, Derivatives and Hedging, provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Further, qualitative disclosures are required that explain the Company’s objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit risk-related contingent features in derivative instruments.
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
Property and Equipment
Property and equipment is recorded at cost, or at fair value if the property and equipment is acquired in an acquisition. The Company also capitalizes the direct costs of constructing additional computer equipment for internal use, as well as upgrades to existing computer equipment which extend the useful life, capacity or operating efficiency of the equipment. Capitalized costs include the cost of materials, shipping and taxes. Materials used for repairs and maintenance of computer equipment are expensed and recorded as a cost of revenue. Materials on hand and construction-in-process are recorded as property and equipment. Assets recorded under equipment financing are depreciated over the lease term. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets as follows:

Building	Thirty-five years
Software	Two to three years
Computers and office equipment	Three years
Furniture and fixtures	Five years
Leasehold improvements	Shorter of useful life or remaining term of the lease

Software Development Costs
The Company accounts for software development costs for internal-use software under the provisions of FASB ASC 350-40, Internal-Use Software. Accordingly, certain costs to develop internal-use computer software are capitalized, provided these costs are expected to be recoverable. During the three and six months ended June 30, 2018, the Company capitalized internal-use software development costs of $2.7 million and $4.3 million, respectively. During the three and six months ended June 30, 2019, the Company capitalized internal-use software development costs of $4.1 million and $7.3 million, respectively.
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
The carrying value of each reporting unit is based on the assignment of the appropriate assets and liabilities to each reporting unit. Assets and liabilities are assigned to each reporting unit if the assets or liabilities are employed in the operations of the reporting unit and the asset and liability is considered in the determination of the reporting unit's fair value. Certain assets and liabilities are shared by multiple reporting units, and are allocated to each reporting unit based on its relative size, primarily based on revenue.

The fair value of each reporting unit is determined by the income approach and the market approach. For the income approach, fair value is determined based on the present value of estimated future after-tax cash flows, discounted at an appropriate risk adjusted rate. The Company derives its discount rates using a capital asset pricing model and by analyzing published rates for industries relevant to the reporting units to estimate the weighted-average cost of capital. The Company uses discount rates that are commensurate with the risks and uncertainty inherent in the business and in internally developed forecasts. For fiscal year 2018, the Company used a discount rate of 10.0% for all but one of its reporting units. The Company also performed sensitivity analysis on its discount rates. The Company uses internal forecasts to estimate future after-tax cash flows, which include an estimate of long-term future growth rates based on the Company's view of the long-term outlook for each reporting unit. Actual results may differ from those assumed in the Company's forecasts.
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
Goodwill as of June 30, 2019 was $1,848.9 million. The carrying value of goodwill that was allocated to the domain, email marketing and web presence reporting segments was $29.9 million, $604.3 million and approximately $1,214.8 million, respectively. For the three and six months ended June 30, 2019, no impairment triggering events were identified and no impairment has been recorded.
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
During the three and six months ended June 30, 2019, the Company recognized an impairment charge of $17.9 million relating primarily to premium domain name intangible assets acquired in 2014, which was recorded in cost of revenue in the consolidated statement of operations and comprehensive loss. The impairment resulted from recent market conditions that have adversely impacted cash flows from these assets, and these market conditions are expected to continue. The Company valued its premium domain name assets based on discounted projected cash flows from these assets using a discount rate of 11.6%, which resulted in an impairment of $16.2 million. The balance of the impairment charge was primarily related to developed technology intangible assets associated with the premium domain business which were valued using a relief from royalty approach. During the three and six months ended June 30, 2018, the Company recorded no impairment charge associated with these intangible assets.
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
The Company provides cloud-based subscription services, which include web hosting and related add-ons, search engine optimization ("SEO") services, domain registration services and email marketing.
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
The main add-on services related to web hosting are domain privacy, secure sockets layer ("SSL") security, site backup and restoration, and web builder tools. These services may be included in web hosting bundles, or they may be purchased on a standalone basis. Certain add-on services are provided by third parties. In cases where the Company is acting as an agent for the sale of third-party add-on services, the Company recognizes revenue on a net basis at the time of sale. In cases where the Company is acting as a principal for the sale of third-party add-on services (i.e., the Company has the primary responsibility to provide specific goods or services, it has discretion to establish prices and it may assume inventory risk), the Company recognizes revenue on a gross basis over the term of the contract. The revenue for Company-provided add-on services is primarily recognized over the term of the contract.
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
Email marketing services provide subscribers with a cloud-based platform that can send broadcast emails to a customer list managed by the subscriber. Pricing is based on contact list volume from the prior monthly period, which determines the contractual billing price for the upcoming month. Revenue for this service is recognized over the monthly term of the contract.
Non-subscription based services include certain professional services, primarily website design or re-design services, marketing development fund ("MDF") revenue, premium domain names and domain parking services.

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
The Company maintains a reserve for refunds and chargebacks related to revenue that has been recognized and is expected to be refunded, as calculated based on observed historical trends. The Company had a refund and chargeback reserve of $0.4 million and $0.3 million as of December 31, 2018 and June 30, 2019, respectively. The portion of deferred revenue that was expected to be refunded at December 31, 2018 and June 30, 2019 was $2.2 million and $1.8 million, respectively. Based on refund history, approximately 83% of all refunds happen in the same fiscal month that the contract starts or renews, and approximately 95% of all refunds happen within 45 days of the contract start or renewal date.
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
The following table provides a reconciliation of the Company's deferred revenue as of June 30, 2019:

	Short-term	Long-term
	(in thousands)
Balance at December 31, 2018	$371,758	$96,140
Recognition of the beginning deferred revenue into revenue, as a result of performance obligations satisfied	(257,178)	—
Cash received in advance during the period	461,848	104,281
Recognition of cash received in the period into revenue, as a result of performance obligations satisfied	(301,708)	—
Impact of foreign exchange rates	154	—
Reclassification between short-term and long-term	101,172	(101,172)
Balance at June 30, 2019	$376,046	$99,249

The difference between the opening and closing balances of the Company’s deferred liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment. During the six months ended June 30, 2019, the Company recognized $257.2 million and $0.0 million, respectively, from beginning deferred revenue current and long-term balances existing at December 31, 2018. The Company did not recognize any revenue from performance obligations satisfied in prior periods.
The following table provides the remaining performance obligation amounts as of June 30, 2019. These amounts are equivalent to the ending deferred revenue balance of $475.3 million, which includes both short and long-term amounts:

	Web presence	Email marketing	Domain	Total
	(in thousands)
Remaining performance obligation, short-term	$260,898	$55,317	$59,831	$376,046
Remaining performance obligation, long-term	84,119	3	15,127	99,249
Total	$345,017	$55,320	$74,958	$475,295

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

	Short-term	Long-term
	(in thousands)
Balance at December 31, 2018	$41,458	$42,472
Deferred customer acquisition costs incurred in the period	12,092	18,780
Amounts recognized as expense in the period	(27,945)	—
Impact of foreign exchange rates	(63)	70
Reclassification between short-term and long-term	16,162	(16,162)
Balance at June 30, 2019	$41,704	$45,160

As of June 30, 2019, the Company had a total of $73.0 million, $12.3 million and $1.6 million in deferred assets relating to costs incurred to obtain or fulfill contracts in its web presence, email marketing and domain segments, respectively. These deferred assets consist entirely of recoverable, specific, success-based sales commissions. During the six months ended June 30, 2019, the Company recognized total amortization costs related to the above items of approximately $23.6 million, $3.1 million, and $1.3 million in its web presence, email marketing and domain segments, respectively.

Significant Judgments
The Company sells a number of third-party cloud-based services to enhance a subscriber’s overall web hosting experience. The Company exercises considerable judgment to determine if it is the principal or agent in each of these arrangements, and in some instances, has concluded that it is an agent of the third party and recognizes revenue at the time of the subscriber purchase in an amount that is net of the revenue share payable to the third party.
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
ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is more likely than not to be realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company had unrecognized tax benefits at December 31, 2018 and June 30, 2019 of $4.4 million and $5.3 million, respectively.
The Company records interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the three and six months ended June 30, 2018 and 2019, the Company recognized an immaterial amount of interest and penalties related to unrecognized tax benefits.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
	(unaudited) (in thousands, except share amounts and per share data)
Net income (loss)	$627	$(26,228)	$(1,901)	$(29,716)
Net income (loss) per share attributable to Endurance International Group Holdings, Inc.:
Basic	$—	$(0.18)	$(0.01)	$(0.21)
Diluted	$—	$(0.18)	$(0.01)	$(0.21)
Weighted-average common shares used in computing net income (loss) per share:
Basic	142,340,561	145,308,823	141,356,567	144,414,929
Diluted	144,702,002	145,308,823	141,356,567	144,414,929

The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted loss per share because the effect of including such potentially dilutive shares would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
	(unaudited)
Restricted stock awards and units	6,604,998	9,240,137	6,243,878	8,864,517
Options	8,606,916	9,167,540	8,787,671	8,944,596
Total	15,211,914	18,407,677	15,031,549	17,809,113

Recent Accounting Pronouncements - Recently Adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases, or ASC 842. Since then, the FASB has also issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, which further clarifies ASU No. 2016-02 and corrects unintended application of guidance. The new standard establishes a right-of-use ("ROU") model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company adopted the new standard on January 1, 2019. The Company elected to utilize the available practical expedients and implemented internal controls and reporting systems to enable the preparation of the financial information on adoption and on an ongoing basis subsequent to adoption. Upon adoption, the Company recorded an ROU asset of $114.9 million, and a lease liability of $124.5 million, and reduced accrued facility exit costs by $1.7 million and deferred rent liabilities by $7.9 million. There was no impact to opening retained earnings as a result of the adoption of the new guidance. The impact of applying ASC 842 on the results for reporting periods and balance sheet beginning after January 1, 2019 is presented under ASC 842, while prior amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC 840, Leases. The Company's accounting for finance leases remained substantially unchanged. See Note 5, Leases, for further details.
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
3. Correction of Income Tax Expense - Fiscal Year 2018

During the three months ended September 30, 2018, the Company revised its deferred income tax provision for the first and second quarters of 2018 to reflect a revision that favorably impacted net income (loss) for these periods.
During fiscal year 2017, the Company began a process to reorganize, and in some instances, eliminate legal entities associated with certain products introduced in 2015 and 2016. This reorganization is expected to provide tax benefits, as the Company can deduct losses on the investments in these entities in its U.S. income tax filings. After further review of these losses, the Company determined that a significant portion of these losses should have been reflected in its 2017 income tax provision calculations. The Company increased its net operating loss ("NOL") carry-forwards available to offset future U.S. federal taxable income from $157.6 million as of December 31, 2017, to $236.3 million. Additionally, NOL carry-forwards available to offset future state taxable income were increased from $128.6 million as of December 31, 2017, to $168.3 million. These changes in NOL carry-forwards did not impact the actual income tax provision recorded in 2017; however, due to the changes enacted in the 2017 Tax Cuts and Jobs Act, the manner in which net operating loss carry-forwards are handled did impact the Company's 2018 provision for non-cash deferred income taxes. The impact of this revision on the Company’s financial statements as originally filed for the three and six months ended June 30, 2018 is detailed in the table below:

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Originally Filed	Adjustment	Revised	Originally Filed	Adjustment	Revised
	(in thousands, except share and per share data)
Loss before income taxes and equity earnings of unconsolidated subsidiaries	$(344)	$—	$(344)	$(4,788)	$—	$(4,788)
Income tax expense (benefit)	1,650	(2,596)	(946)	4,267	(7,156)	(2,889)
(Loss) income before equity earnings of unconsolidated subsidiaries	(1,994)	$2,596	$602	(9,055)	7,156	(1,899)
Equity (income) loss of unconsolidated subsidiaries	(25)	—	(25)	2	—	2
Net income (loss)	$(1,969)	$2,596	$627	$(9,057)	$7,156	$(1,901)
Comprehensive income (loss)
Foreign currency translation	(2,425)	—	(2,425)	(1,845)	—	(1,845)
Unrealized gain on cash flow hedge, net of tax	144	—	144	1,184	—	1,184
Total comprehensive income (loss)	$(4,250)	$2,596	$(1,654)	$(9,718)	$7,156	$(2,562)
Basic net income (loss) per share	$(0.01)	$0.01	$—	$(0.06)	$0.05	$(0.01)
Diluted net income (loss) per share	$(0.01)	$0.01	$—	$(0.06)	$0.05	$(0.01)
Weighted-average common shares used in computing net income (loss) per share
Basic	142,340,561	—	142,340,561	141,356,567	—	141,356,567
Diluted	142,340,561	2,361,441	144,702,002	141,356,567	—	141,356,567
The following table represents the impact of the revised deferred income tax provision on the impacted balance sheet accounts as of the date shown:

	June 30, 2018
	Originally Filed	Adjustment	Revised
	(in thousands)
Deferred tax liability	$29,897	$(7,156)	$22,741
Total liabilities	2,490,106	(7,156)	2,482,950
Accumulated deficit	(797,175)	7,156	(790,019)
Total stockholders' equity	147,759	7,156	154,915
Total liabilities and stockholders' equity	2,637,865	—	2,637,865
The following table represents the impact of the revised deferred income tax provision on the impacted lines of the statement of cash flows for the period shown:

	Six Months Ended June 30, 2018
	Originally Filed	Adjustment	Revised
	(in thousands)
Net income (loss)	$(9,057)	$7,156	$(1,901)
Deferred tax expense	2,672	(7,156)	(4,484)
Net cash provided by operating activities	82,252	—	82,252

4. Property and Equipment and Property, Plant and Equipment Financing Obligations
Components of property and equipment consisted of the following:

	December 31, 2018	June 30, 2019
	(in thousands)
Land	$790	$790
Building	7,819	8,125
Software	102,259	100,124
Computers and office equipment	157,396	174,908
Furniture and fixtures	19,258	19,619
Leasehold improvements	20,215	21,228
Construction in process	12,314	13,394
Property and equipment—at cost	320,051	338,188
Less: accumulated depreciation	(227,776)	(249,488)
Property and equipment—net	$92,275	$88,700

Depreciation expense related to property and equipment for the three months ended June 30, 2018 and 2019 was $12.8 million and $10.9 million, respectively. Depreciation expense related to property and equipment for the six months ended June 30, 2018 and 2019 was $24.9 million and $22.1 million, respectively.
Financed equipment with a cost basis of $16.7 million was included in software as of June 30, 2019. The net carrying value of financed equipment as of June 30, 2019 was $7.6 million.
5. Leases
The Company has operating leases for data centers, corporate offices, data center equipment, and office equipment. The Company's leases have remaining lease terms of 1 year to 8 years, some of which include options to extend.
The Company's lease expense for the three and six months ended June 30, 2019 was entirely comprised of operating leases and amounted to $7.3 million and $14.5 million, respectively. Operating lease payments, which reduced operating cash flows for the three and six months ended June 30, 2019, amounted to $7.2 million and $13.9 million, respectively.
Supplemental balance sheet information related to leases was as follows:

June 30, 2019
(in thousands)
Operating lease right-of-use assets	$104,210

Operating lease liabilities—short-term	22,483
Operating lease liabilities—long-term	90,989
Total operating lease liabilities	$113,472

As of June 30, 2019, the weighted-average remaining lease term was 5.55 years and the discount rate for the Company's leases was 6.76%.
Maturities for leases were as follows:

Operating Leases
(in thousands)
Remainder of 2019	$14,519
2020	28,735
2021	22,244
2022	19,143
2023	17,677
Thereafter	34,523
Total lease payments	$136,841
Less: imputed interest	23,369
Total	$113,472

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
As of December 31, 2018, the Company’s financial assets required to be measured on a recurring basis consisted of the 2015 interest rate cap, the 2018 interest rate cap and certain cash equivalents, which included money market instruments and bank time deposits. As of June 30, 2019, the Company’s financial assets required to be measured on a recurring basis consist of the 2018 interest rate cap and certain cash equivalents, which include money market instruments and bank time deposits. The Company has classified the interest rate caps, which are discussed in Note 7, Derivatives and Hedging Activities below, within Level 2 of the fair value hierarchy. The Company has also classified these cash equivalents within Level 2 of the fair value hierarchy. The 2015 interest rate cap matured during the three months ended March 31, 2019.
Basis of Fair Value Measurements

	Balance	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Balance at December 31, 2018
Financial assets:
Cash equivalents (included in cash and cash equivalents)	$7,874	$—	$7,874	$—
Interest rate cap (included in other assets)	2,583	—	2,583	—
Total financial assets	$10,457	$—	$10,457	$—
Balance at June 30, 2019
Financial assets:
Cash equivalents (included in cash and cash equivalents)	$8,122	$—	$8,122	$—
Interest rate cap (included in other assets)	158	—	158	—
Total financial assets	$8,280	$—	$8,280	$—

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
In December 2015, the Company entered into a three-year interest rate cap with $500.0 million notional value outstanding. This interest rate cap was effective beginning on February 29, 2016 and matured on February 27, 2019. The fair value of this interest rate contract included in other assets on the consolidated balance sheet as of June 30, 2019 was $0.0 million, and the Company recognized $0.0 million and $0.4 million, respectively, of interest expense in the Company’s consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2019. The Company recognized a $0.1 million loss in Accumulated Other Comprehensive Income ("AOCI") for the six months ended June 30, 2019.
In June 2018, the Company entered into a three-year interest rate cap with $800.0 million notional value outstanding. This interest rate cap was effective beginning on August 28, 2018. The fair value of this interest rate contract included in other assets on the consolidated balance sheet as of June 30, 2019 was $0.2 million, and the Company recognized $0.4 million and $0.9 million, respectively, of interest expense in the Company’s consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2019. The Company recognized a $1.0 million loss, net of a tax benefit of $0.3 million, in AOCI for the six months ended June 30, 2019. The Company estimates that $1.8 million will be reclassified from AOCI to interest expense (as an increase to interest expense) in the next twelve months.
The changes in the fair value of derivatives that qualify as cash flow hedges is recorded in AOCI, and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.
8. Goodwill and Other Intangible Assets
The following table summarizes the changes in the Company’s goodwill balances from December 31, 2018 to June 30, 2019:

	Web Presence	Email Marketing	Domain	Total
	(in thousands)
Goodwill balance at December 31, 2018	$1,214,902	$604,305	$29,858	$1,849,065
Foreign translation impact	(116)	—	—	(116)
Goodwill balance at June 30, 2019	$1,214,786	$604,305	$29,858	$1,848,949

In accordance with ASC 350, the Company reviews goodwill and other indefinite-lived intangible assets for indicators of impairment on an annual basis and between tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount.

At December 31, 2018, other intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Useful Life
	(dollars in thousands)
Developed technology	$284,266	$180,914	$103,352	7 years
Subscriber relationships	659,515	486,518	172,997	7 years
Trade names	134,048	84,617	49,431	8 years
Intellectual property	34,263	28,954	5,309	5 years
Domain names available for sale	30,981	9,554	21,427	Indefinite
Total December 31, 2018	$1,143,073	$790,557	$352,516
At June 30, 2019, other intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Useful Life
	(dollars in thousands)
Developed technology	$284,246	$197,267	$86,979	7 years
Subscriber relationships	659,529	507,763	151,766	7 years
Trade names	134,048	89,425	44,623	8 years
Intellectual property	34,263	29,709	4,554	5 years
Domain names available for sale	18,047	13,778	4,269	Indefinite
Total June 30, 2019	$1,130,133	$837,942	$292,191

During the six months ended June 30, 2018, there were no impairment charges of intangible assets. During the six months ended June 30, 2019, the Company recorded an impairment charge of $17.9 million relating to premium domain name intangible assets acquired in 2014, which was recorded in cost of revenue in the consolidated statement of operations and comprehensive loss. The impairment resulted from recent market conditions that have adversely impacted cash flows from these assets, and these market conditions are expected to continue.
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
The Company’s amortization expense is included in cost of revenue in the consolidated statement of operations and comprehensive loss in the aggregate amounts of $26.0 million and $21.3 million for the three months ended June 30, 2018 and 2019, respectively. The Company’s amortization expense is included in cost of revenue in the consolidated statement of operations and comprehensive loss in the aggregate amounts of $51.7 million and $42.5 million for the six months ended June 30, 2018 and 2019, respectively.
9. Notes Payable
At December 31, 2018 and June 30, 2019, notes payable, net of original issue discounts and deferred financing costs, consisted of the following:

	At December 31, 2018	At June 30, 2019
	(in thousands)
Term Loan	$1,470,085	$1,423,989
Notes	331,576	332,943
Revolving credit facilities	—	—
Total notes payable	1,801,661	1,756,932
Current portion of notes payable	31,606	31,606
Notes payable - long term	$1,770,055	$1,725,326

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
The Term Loan requires quarterly mandatory repayments of principal. During the six months ended June 30, 2019, the Company made two mandatory repayments of $7.9 million each and two voluntary repayments of $17.1 million each, for a total repayment of $50.0 million.
Interest is payable on maturity of the elected interest period for a term loan with a LIBOR-based interest rate, which interest period can be one, two, three or six months. Interest is payable at the end of each fiscal quarter for a term loan with an alternate base rate.
As of December 31, 2018 and June 30, 2019, the Term Loan had an outstanding balance of:

	At December 31, 2018	At June 30, 2019
	(in thousands)
Term Loan	$1,505,002	$1,455,002
Unamortized deferred financing costs	(18,556)	(16,482)
Unamortized original issue discount	(16,361)	(14,531)
Net Term Loan	1,470,085	1,423,989
Current portion of Term Loan	31,606	31,606
Term Loan - long term	$1,438,479	$1,392,383

Revolving Credit Facility
The Company has a revolving credit facility (the “Revolver”) which has an aggregate available amount of $165.0 million. As of December 31, 2018 and June 30, 2019, the Company did not have any balances outstanding under the Revolver and the full amount of the facility was unused and available.
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
The Company has the ability to draw down against the Revolver using a LIBOR-based interest rate or an alternate base rate. The LIBOR-based interest rate for a non-extended revolving loan is 4.00% per annum (subject to a leverage-based step-down) and for an extended revolving loan is 3.25% per annum (subject to a leverage-based step-down), in each case plus an adjusted LIBOR for a selected interest period. The alternate base rate for a non-extended revolving loan is 3.00% per annum (subject to a leverage-based step-down) and for an extended revolving loan is 2.25% per annum (subject to a leverage-based step-down), in each case plus the greatest of the prime rate, the federal funds rate plus 0.50% and an adjusted LIBOR or a one-month interest period plus 1.00%. There is also a non-refundable commitment fee, equal to 0.50% per annum (subject to a leverage-based step-down) of the average daily unused principal amount of the Revolver, which is payable in arrears on the last day of each fiscal quarter. Interest is payable on maturity of the elected interest period for a revolver loan with a LIBOR-based interest rate, which interest period can be one, two, three or six months. Interest is payable at the end of each fiscal quarter for a revolver loan with an alternate base rate.
Senior Notes
In connection with the acquisition of Constant Contact, Inc. ("Constant Contact") in February 2016, EIG Investors issued $350.0 million aggregate principal amount of senior notes (the "Senior Notes") with a maturity date of February 1, 2024. The Senior Notes were issued at a price of 98.065% of par and bear interest at the rate of 10.875% per annum. The Senior Notes have been fully and unconditionally guaranteed, on a senior unsecured basis, by Holdings and its subsidiaries that guarantee the Term Loan and the Revolver (including Constant Contact and certain of its subsidiaries). The Company has the right to redeem all or a part of the Senior Notes at any time for a premium which is based on the applicable redemption date. As of

December 31, 2018 and June 30, 2019, the Senior Notes had an outstanding balance of:

	At December 31, 2018	At June 30, 2019
	(in thousands)
Senior Notes	$350,000	$350,000
Unamortized deferred financing costs	(13,436)	(12,437)
Unamortized original issue discount	(4,988)	(4,620)
Net Senior Notes	331,576	332,943
Current portion of Senior Notes	—	—
Senior Notes - long term	$331,576	$332,943

Interest on the Senior Notes is payable twice a year, on August 1 and February 1.
Maturity of Notes Payable
The maturity of the notes payable at June 30, 2019 is as follows:

Amounts maturing in:	(in thousands)
Remainder of 2019	$15,803
2020	31,606
2021	31,606
2022	31,606
2023	1,344,381
Thereafter	350,000
Total	$1,805,002

Interest
The Company recorded $38.3 million and $37.0 million in interest expense for the three months ended June 30, 2018 and 2019, respectively, and $74.4 million and $74.3 million for the six months ended June 30, 2018 and 2019, respectively.
The following table provides a summary of interest rates and interest expense for the three and six months ended June 30, 2018 and 2019:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2019	Six Months Ended June 30, 2018	Six Months Ended June 30, 2019
	(percentage per annum)
Interest rate—LIBOR	5.96%-6.32%	6.18%-6.39%	5.46%-6.32%	6.18%-6.44%
Interest rate—reference	*	*	*	*
Interest rate—Senior Notes	10.875%	10.875%	10.875%	10.875%
Non-refundable fee—unused facility	0.50%	0.50%	0.50%	0.50%
	(dollars in thousands)
Interest expense and service fees	$34,318	$33,883	$67,075	$68,107
Loss on extinguishment of debt	331	—	331	—
Deferred financing fees immediately expensed	1,228	—	1,228	—
Amortization of deferred financing fees	1,092	1,776	2,986	3,509
Amortization of original issue discounts	1,068	1,111	2,126	2,198
Amortization of net present value of deferred consideration	123	59	251	120
Other interest expense	186	208	399	317
Total interest expense	$38,346	$37,037	$74,396	$74,251
* The Company did not have debt bearing interest based on the alternate base rate for the three and six months ended June 30, 2018 and 2019.

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
The Company was in compliance with all covenants at June 30, 2019.
10. Stock-Based Compensation
2013 Stock Incentive Plan
The Amended and Restated 2013 Stock Incentive Plan (the “2013 Plan”) of the Company became effective upon the closing of its initial public offering. The 2013 Plan provides for the grant of options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to employees, officers, directors, consultants and advisers of the Company. Under the 2013 Plan, the Company may issue up to 38,000,000 shares of the Company’s common stock. At June 30, 2019, there were 11,594,475 shares available for grant under the 2013 Plan.
2011 Stock Incentive Plan
As of February 9, 2016, the effective date of the acquisition of Constant Contact, the Company assumed and converted certain outstanding equity awards granted by Constant Contact under the Constant Contact 2011 Stock Incentive Plan (the “2011 Plan”) prior to the effective date of the acquisition (the “Assumed Awards”) into corresponding equity awards with respect to shares of the Company’s common stock. In addition, the Company assumed certain shares of Constant Contact common stock, par value $0.01 per share, available for issuance under the 2011 Plan (the “Available Shares”), which will be available for future issuance under the 2011 Plan in satisfaction of the vesting, exercise or other settlement of options and other equity awards that may be granted by the Company following the effective date of the acquisition of Constant Contact in reliance on the prior approval of the 2011 Plan by the stockholders of Constant Contact. The Assumed Awards were converted into 2,143,987 stock options and 2,202,846 restricted stock units with respect to the Company’s common stock and the Available Shares were converted into 10,000,000 shares of the Company’s common stock reserved for future awards under the 2011 Plan. At June 30, 2019, there were 8,630,774 shares available for grant under the 2011 Plan.
All Plans
The following table presents total stock-based compensation expense recorded in the consolidated statements of operations and comprehensive loss for all awards granted under the Company’s 2013 Plan and 2011 Plan:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
	(in thousands)
Cost of revenue	$852	$967	$2,395	$1,882
Sales and marketing	1,434	1,827	2,531	3,581
Engineering and development	1,137	1,432	2,282	2,765
General and administrative	3,967	5,128	7,174	10,142
Total stock-based compensation expense	$7,390	$9,354	$14,382	$18,370

2013 Stock Incentive Plan
The following table provides a summary of the Company’s stock options as of June 30, 2019 and the stock option activity for all stock options granted under the 2013 Plan during the six months ended June 30, 2019:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(3) (in thousands)
Outstanding at December 31, 2018	7,322,293	$11.62
Granted	1,215,789	$7.99
Exercised	—	$—
Forfeited	(25,441)	$7.94
Expired	(31,507)	$13.30
Outstanding at June 30, 2019	8,481,134	$11.11	5.0	$—
Exercisable at June 30, 2019	6,296,891	$12.06	3.7	$—
Expected to vest after June 30, 2019 (1)	2,184,243	$8.35	8.8	$—
Exercisable as of June 30, 2019 and expected to vest (2)	8,481,134	$11.11	5.0	$—

(1)	This represents the number of unvested options outstanding as of June 30, 2019 that are expected to vest in the future.

(2)	This represents the number of vested options as of June 30, 2019 plus the number of unvested options outstanding as of June 30, 2019 that are expected to vest in the future.

(3)
The aggregate intrinsic value was calculated based on the positive difference, if any, between the estimated fair value of the Company’s common stock on June 30, 2019 of $4.80 per share, or the date of exercise, as appropriate, and the exercise price of the underlying options.

Restricted stock units granted under the 2013 Plan generally vest annually over a three-year period, unless otherwise determined by the Company’s board of directors. The following table provides a summary of the Company’s restricted stock unit activity for the 2013 Plan during the six months ended June 30, 2019:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2018	5,203,259	$7.69
Granted	4,452,603	$7.90
Vested	(1,715,860)	$7.58
Canceled	(388,750)	$7.80
Non-vested at June 30, 2019	7,551,252	$7.83

Restricted stock awards granted under the 2013 Plan generally vest annually over a four-year period, unless otherwise determined by the Company’s board of directors. The following table provides a summary of the Company’s restricted stock award activity for the 2013 Plan during the six months ended June 30, 2019:

	Restricted Stock Awards	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2018	443,247	$11.67
Granted	—	$—
Vested	(214,058)	$12.58
Canceled	(11,995)	$11.32
Non-vested at June 30, 2019	217,194	$10.79

2011 Stock Incentive Plan
The following table provides a summary of the Company’s stock options as of June 30, 2019 and the stock option activity for all stock options granted under the 2011 Plan during the six months ended June 30, 2019:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value(3) (in thousands)
Outstanding at December 31, 2018	715,104	$9.00
Granted	—	$—
Exercised	(3,810)	$5.68
Forfeited	(10,137)	$10.30
Expired	(60,519)	$10.27
Outstanding at June 30, 2019	640,638	$8.88	2.9	$27
Exercisable at June 30, 2019	563,403	$8.80	2.7	$27
Expected to vest after June 30, 2019 (1)	77,235	$9.51	3.9	$—
Exercisable as of June 30, 2019 and expected to vest (2)	640,638	$8.88	2.9	$27

(1)	This represents the number of unvested options outstanding as of June 30, 2019 that are expected to vest in the future.

(2)	This represents the number of vested options as of June 30, 2019 plus the number of unvested options outstanding as of June 30, 2019 that are expected to vest in the future.

(3)
The aggregate intrinsic value was calculated based on the positive difference, if any, between the estimated fair value of the Company’s common stock on June 30, 2019 of $4.80 per share, or the date of exercise, as appropriate, and the exercise price of the underlying options.

Unless otherwise determined by the Company’s board of directors, restricted stock units granted under the 2011 Plan generally vest annually over a three- or a four-year period. The following table provides a summary of the Company’s restricted stock unit activity for the 2011 Plan during the six months ended June 30, 2019:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2018	868,026	$8.26
Granted	—	$—
Vested	(363,346)	$8.12
Canceled	(56,230)	$8.04
Non-vested at June 30, 2019	448,450	$8.41

Under both the 2011 and 2013 Plans combined, as of June 30, 2019 the Company had approximately $9.2 million of unrecognized stock-based compensation expense related to option awards that will be recognized over 1.6 years and approximately $54.1 million of unrecognized stock-based compensation expense related to restricted stock awards and restricted stock units that will be recognized over 2.1 years.

11. Accumulated Other Comprehensive Loss
The following table presents the components of accumulated other comprehensive loss:

	Foreign Currency Translation Adjustments	Unrealized Losses on Cash Flow Hedges	Total
	(in thousands)
Balance at December 31, 2018	$(1,537)	$(1,674)	$(3,211)
Other comprehensive loss	(53)	(851)	(904)
Balance at June 30, 2019	$(1,590)	$(2,525)	$(4,115)

12. Revenue
Adoption of FASB ASC 606, Revenue from Contracts with Customers
The Company recorded a net increase to opening retained earnings of $59.4 million as of January 1, 2018 due to the cumulative impact of adopting ASC 606, with the impact primarily related to customer acquisition costs.
During the three months ended June 30, 2018 and 2019, the Company recognized $287.8 million and $278.2 million of revenue, respectively, the majority of which was derived from contracts with customers. During the six months ended June 30, 2018 and 2019, the Company recognized $579.1 million and $558.9 million of revenue, respectively, the majority of which was derived from contracts with customers.
During the three and six months ended June 30, 2018 and 2019, the Company did not incur any impairment or credit losses on any receivables or contract assets arising from the Company’s contracts with customers.
In accordance with ASC 606, the Company disaggregates revenue from contracts with customers based on the timing of revenue recognition. The Company determined that disaggregating revenue into these categories depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. As discussed in Note 17, Segment Information, the Company's business consists of the web presence, domain and email marketing segments. The following table presents disaggregated revenues by category for the three and six months ended June 30, 2018 and 2019:

	Three Months Ended June 30, 2018
	Web presence	Email marketing	Domain	Total
	(in thousands)
Subscription-based revenue
Direct revenue from subscriptions	$141,640	$100,732	$12,638	$255,010
Professional services	3,321	356	98	3,775
Reseller revenue	5,491	906	13,171	19,568
Total subscription-based revenue	$150,452	$101,994	$25,907	$278,353

Non-subscription-based revenue
MDF	$1,975	$160	$192	$2,327
Premium domains	36	—	5,566	5,602
Domain parking	252	—	1,236	1,488
Total non-subscription-based revenue	$2,263	$160	$6,994	$9,417

Total revenue	$152,715	$102,154	$32,901	$287,770

	Six Months Ended June 30, 2018
	Web presence	Email marketing	Domain	Total
	(in thousands)
Subscription-based revenue
Direct revenue from subscriptions	$285,452	$201,767	$26,274	$513,493
Professional services	6,704	746	197	7,647
Reseller revenue	11,246	1,765	26,551	39,562
Total subscription-based revenue	$303,402	$204,278	$53,022	$560,702

Non-subscription-based revenue
MDF	$3,813	$323	$221	$4,357
Premium domains	67	—	10,756	10,823
Domain parking	450	—	2,794	3,244
Total non-subscription-based revenue	$4,330	$323	$13,771	$18,424

Total revenue	$307,732	$204,601	$66,793	$579,126

	Three Months Ended June 30, 2019
	Web presence	Email marketing	Domain	Total
	(in thousands)
Subscription-based revenue
Direct revenue from subscriptions	$134,379	$100,984	$12,736	$248,099
Professional services	3,068	396	112	3,576
Reseller revenue	4,785	915	12,920	18,620
Total subscription-based revenue	$142,232	$102,295	$25,768	$270,295

Non-subscription-based revenue
MDF	$1,792	$184	$259	$2,235
Premium domains	5	—	4,182	4,187
Domain parking	168	—	1,319	1,487
Total non-subscription-based revenue	$1,965	$184	$5,760	$7,909

Total revenue	$144,197	$102,479	$31,528	$278,204

	Six Months Ended June 30, 2019
	Web presence	Email marketing	Domain	Total
	(in thousands)
Subscription-based revenue
Direct revenue from subscriptions	$270,421	$202,294	$25,609	$498,324
Professional services	6,290	786	218	7,294
Reseller revenue	9,707	1,793	25,664	37,164
Total subscription-based revenue	$286,418	$204,873	$51,491	$542,782

Non-subscription-based revenue
MDF	3,411	346	526	$4,283
Premium domains	27	—	9,027	9,054
Domain parking	301	—	2,467	2,768
Total non-subscription-based revenue	$3,739	$346	$12,020	$16,105

Total revenue	$290,157	$205,219	$63,511	$558,887

Subscription-based revenue is primarily recognized over time, when the services are performed, except for third-party products for which the Company acts as an agent. Revenue from third-party products for which the Company acts as an agent is recognized at a point in time, when the revenue is earned.
Revenue, classified by the major geographic areas in which the Company’s customers are located, was as follows for the three and six months ended June 30, 2018 and 2019:

	Three Months Ended June 30, 2018
	Web presence	Email marketing	Domain	Total
	(in thousands)
Domestic	$102,643	$93,744	$13,082	$209,469
International	50,072	8,410	19,819	78,301
Total	$152,715	$102,154	$32,901	$287,770

	Six Months Ended June 30, 2018
	Web presence	Email marketing	Domain	Total
	(in thousands)
Domestic	$206,658	$187,725	$26,016	$420,399
International	101,074	16,876	40,777	158,727
Total	$307,732	$204,601	$66,793	$579,126

	Three Months Ended June 30, 2019
	Web presence	Email marketing	Domain	Total
	(in thousands)
Domestic	$96,480	$94,659	$11,404	$202,543
International	47,717	7,820	20,124	75,661
Total	$144,197	$102,479	$31,528	$278,204

	Six Months Ended June 30, 2019
	Web presence	Email marketing	Domain	Total
	(in thousands)
Domestic	$194,327	$189,472	$24,686	$408,485
International	95,830	15,747	38,825	150,402
Total	$290,157	$205,219	$63,511	$558,887

13. Income Taxes
For the three months ended June 30, 2018 and 2019, the Company recognized a tax benefit of $0.9 million and a tax expense of $6.2 million, respectively, in the consolidated statements of operations and comprehensive loss. The income tax expense for the three months ended June 30, 2019 was primarily attributable to a federal and state current income tax expense of $1.5 million, a foreign current tax expense $1.2 million, and a federal and state deferred tax expense of $3.6 million, partially offset by a foreign deferred tax benefit of $0.1 million. The income tax benefit for the three months ended June 30, 2018 was primarily attributable to a federal and state deferred tax benefit of $0.4 million, a federal and state current income tax benefit of $0.3 million and a foreign current tax benefit of $0.3 million, partially offset by a foreign deferred tax expense of $0.1 million.
For the six months ended June 30, 2018 and 2019, the Company recognized a tax benefit of $2.9 million and a tax expense of $7.9 million, respectively, in the consolidated statements of operations and comprehensive loss. The income tax expense for the six months ended June 30, 2019 was primarily attributable to a federal and state deferred tax expense of $2.8 million, a federal and state current income tax expense of $3.6 million and a foreign current tax expense of $1.6 million, partially offset by a foreign deferred tax benefit of $0.1 million. The income tax benefit for the six months ended June 30, 2018 was primarily attributable to a federal and state deferred tax benefit of $4.1 million and a foreign deferred tax benefit of $0.1 million, partially offset by federal and state current income tax expense of $0.4 million and a foreign current tax expense of $0.9 million.
As described in Note 3, Correction of Income Tax Expense - Fiscal Year 2018, the Company has revised its deferred income tax provision for the first and second quarters of 2018 to reflect an increase in NOL carry-forwards resulting from the reorganization and liquidation of certain affiliated entities which resulted in the recognition of a worthless stock loss of approximately $78.0 million during fiscal year 2017. This revision did not impact the previously reported income tax provision for fiscal year 2017; however, due to the changes enacted in the 2017 Tax Cuts and Jobs Act, the manner in which net operating loss carry-forwards are handled did impact the Company's 2018 provision for deferred income taxes previously recorded for the three months ended March 31, 2018 and for the three and six months ended June 30, 2018. The Company revised its provision (benefit) for income taxes for the three months ended March 31, 2018 from an expense of $2.6 million to a benefit of $1.9 million. The Company revised its provision (benefit) for income taxes for the three and six months ended June 30, 2018 from an expense of $1.7 million to a benefit of $0.9 million, and an expense of $4.3 million to a benefit of $2.9 million, respectively. All of these changes are attributable to changes in deferred tax expense (benefit).
The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realization of deferred tax assets requires significant management judgment. In determining whether its deferred tax assets are more likely than not realizable, the Company evaluated all available positive and negative evidence, and weighted the evidence based on its objectivity. Evidence the Company considered included:

•	NOLs incurred from the Company’s inception to June 30, 2019;

•	Expiration of various federal, state and foreign tax attributes;

•	Reversals of existing temporary differences;

•	Composition and cumulative amounts of existing temporary differences; and

•	Forecasted profit before tax.
The Company updates the scheduling of the reversal of the consolidated U.S. deferred tax assets and liabilities each quarter, as the deferred tax liabilities have continued to decrease and the Company generated pre-tax losses. Based on the analysis of the above evidence, the Company recorded an increase of $10.7 million to its valuation allowance during the three months ended June 30, 2019.
The Company recognizes, in its consolidated financial statements, the effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. During the quarter ended September 30, 2017, management concluded that the Company’s material tax positions required the recording of an ASC 740-10 reserve, with interest and penalties, for uncertain income tax positions as of September 30, 2017. The Company has unrecognized tax positions at December 31, 2018 and June 30, 2019 of $4.4 million and $5.3 million, respectively, that would affect its effective tax rate. The Company does not expect a significant change in the liability for unrecognized tax benefits in the next 12 months.
As of December 31, 2018, the Company had NOL carry-forwards available to offset future U.S. federal taxable income of approximately $127.0 million and future state taxable income of approximately $125.3 million. These NOL carry-forwards expire on various dates through 2038.
As of December 31, 2018, the Company had NOL carry-forwards in foreign jurisdictions available to offset future foreign taxable income by approximately $13.8 million, consisting of the following:

Jurisdiction	Available Loss Carry-forwards	Year Loss Carry-forwards Begin to Expire
	(in millions)
China	$0.9	2020
India	0.6	2020
Netherlands	12.1	2020
Singapore	0.3	n/a (indefinite carry-over period)

In addition, the Company has $29.2 million of U.S. federal capital loss carry-forwards and $12.9 million in state capital loss carry-forwards, generally expiring through 2023. As of December 31, 2018, the Company had U.S. tax credit carry-forwards available to offset future U.S. federal and state taxes of approximately $23.7 million and $12.4 million, respectively. These credit carry-forwards expire on various dates through 2038. Due to provisions of the 2017 Tax Cuts and Jobs Act, the Company has a carry-forward of disallowed interest expense of $67.0 million, which has an indefinite carry-forward period.
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
14. Severance and Other Exit Costs
The Company evaluates its data center, sales and marketing, support and engineering operations and the general and administrative function on an ongoing basis in an effort to optimize its cost structure. As a result, the Company may incur charges for employee severance, exiting facilities and restructuring data center commitments and other related costs.
2019 Restructuring Plan
In January 2019, the Company announced plans to eliminate approximately 40 positions located primarily in the southwest United States, and further consolidate a Massachusetts facility, in order to streamline operations and create operational efficiencies (the "2019 Restructuring Plan"). During the three and six months ended June 30, 2019, the Company incurred severance costs of $0.2 million and $0.8 million, respectively, and paid $0.3 million and $0.4 million, respectively, and had a remaining accrued severance liability of $0.5 million in connection with the 2019 Restructuring Plan. The Company expects to complete severance payments related to the 2019 Restructuring Plan during the year ending December 31, 2019.
In connection with the 2019 Restructuring Plan, the Company reduced the amount of space leased for an office in Massachusetts. During the three and six months ended June 30, 2019, the Company incurred facility exit costs of $0.0 million and $1.4 million, respectively, and had a remaining facility exit cost accrual of $1.4 million as of June 30, 2019 in connection with the 2019 Restructuring Plan.
2018 Restructuring Plan
In January 2018, the Company announced plans to eliminate approximately 71 positions, later increased to approximately 95 positions, primarily in the Asia Pacific region and to a lesser extent in the U.S., in order to streamline operations and create operational efficiencies (the "2018 Restructuring Plan"). During the three and six months ended June 30, 2019, the Company incurred severance costs of $0.0 million and $0.0 million, respectively, and paid $0.0 million and $0.2 million, respectively. The Company had a remaining accrued severance liability of $0.0 million as of June 30, 2019 in connection with the 2018 Restructuring Plan.
In connection with the 2018 Restructuring Plan, the Company closed offices in Ohio. During the three and six months ended June 30, 2019, the Company incurred facility charges of $0.0 million and a reduction of $0.2 million related to the adoption of ASC 842, and made payments of $0.0 million and $0.1 million related to facilities charges, respectively. The Company had a remaining accrued facility liability of $0.2 million as of June 30, 2019 in connection with the 2018 Restructuring Plan.
2017 Restructuring Plan
In January 2017, the Company announced plans to close certain offices as part of a plan to consolidate certain web presence customer support operations, resulting in severance costs. These severance charges were associated with the elimination of approximately 660 positions, primarily in customer support. Additionally, the Company implemented additional restructuring plans to create operational efficiencies and synergies related to the Constant Contact acquisition, which resulted in additional severance charges for the elimination of approximately 50 positions. During the three and six months ended June 30, 2019, in connection with these plans (together, the “2017 Restructuring Plan”), the Company recorded severance charges of $0.0 million and $0.0 million and paid $0.1 million and $0.1 million, respectively. The Company had a remaining accrued severance liability of $0.1 million as of June 30, 2019.
In connection with the 2017 Restructuring Plan, the Company closed offices in Orem, Utah and relocated certain employees to its Tempe, Arizona office. The Company completed facility charges related to the 2017 Restructuring Plan during the year ended December 31, 2018. There is no remaining facility liability as of June 30, 2019 in connection with the 2017 Restructuring Plan.
Activity of Combined Restructuring Plans
The following table provides a summary of the aggregate activity for the six months ended June 30, 2019 related to the severance accrual for the Company’s combined restructuring plans:

Employee Severance
(in thousands)
Balance at December 31, 2018	$393
Severance charges	821
Cash paid	(672)
Balance at June 30, 2019	$542

The following table provides a summary of the aggregate activity for the six months ended June 30, 2019 related to the facilities exit accrual for the Company’s combined restructuring plans:

Facilities
(in thousands)
Balance at December 31, 2018	$4,100
Facility charges	1,377
Adjustment for adoption of ASC 842	(1,671)
Sublease income received	222
Cash paid	(938)
Balance at June 30, 2019	$3,090

The following table presents restructuring charges recorded in the consolidated statements of operations and comprehensive loss for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
	(in thousands)
Cost of revenue	$859	$156	$1,406	$1,423
Sales and marketing	104	4	116	224
Engineering and development	48	7	356	421
General and administrative	284	16	946	130
Total restructuring charges	$1,295	$183	$2,824	$2,198

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
As previously disclosed, the Company has been named as a defendant in two shareholder litigation matters, which are discussed below. Neither the ultimate outcome of the Machado and McGee shareholder litigation matters listed below nor an estimate of any probable losses or any reasonably possible losses (other than the reserves specifically discussed below) can be assessed at this time.
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
16. Related Party Transactions
The Company has various agreements in place with related parties. Below are details of significant related party transactions that occurred during the six months ended June 30, 2018 and 2019.
Tregaron:
The Company has contracts with Tregaron India Holdings, LLC and its affiliates, including Diya Systems (Mangalore) Private Limited, Glowtouch Technologies Pvt. Ltd. and Touchweb Designs, LLC (collectively, “Tregaron”), for outsourced services, including email- and chat-based customer and technical support, network monitoring, engineering and development support and web design and web building services, and an office space lease. As of December 31, 2018, these entities were owned directly or indirectly by family members of the Company’s former chief executive officer, who was also a holder of more than 5% of the Company's capital stock during the majority of the year ended December 31, 2018. During the last quarter of fiscal year 2018, the former chief executive officer divested shares of the Company's capital stock, reducing his ownership to under 5%. As a result, Tregaron is not a related party as of January 1, 2019 and, therefore, no related party transactions are reported with Tregaron for the three and six months ended June 30, 2019.
The following table presents the amounts of related party transactions recorded in the consolidated statements of operations and comprehensive loss for the periods presented relating to services provided by Tregaron and its affiliates under these agreements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
	(in thousands)
Cost of revenue	$3,525	$—	$7,225	$—
Sales and marketing	270	—	445	—
Engineering and development	270	—	670	—
General and administrative	20	—	45	—
Total related party transaction expense, net	$4,085	$—	$8,385	$—

As of December 31, 2018, approximately $2.4 million was included in accounts payable and accrued expense relating to services provided by Tregaron.
Innovative Business Services, LLC:
The Company also has agreements with Innovative Business Services, LLC (“IBS”), which provides multi-layered third-party security and website performance applications that are sold by the Company. During the six months ended June 30, 2019, a director of the Company and the Company’s former chief executive officer, who was also a holder of more than 5% of the Company's capital stock during the majority of the year ended December 31, 2018, continued to hold a material financial interest in IBS.
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
The following table presents the amounts of related party transactions recorded in the consolidated statements of operations and comprehensive loss for the periods presented relating to services provided by IBS and its affiliates under these agreements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
	(in thousands)
Revenue	$(1,445)	$(1,440)	$(2,645)	$(2,740)
Revenue (contra)	2,090	1,890	4,340	3,990
Total related party transaction impact to revenue	$645	$450	$1,695	$1,250
Cost of revenue	170	170	320	320
Total related party transaction expense, net	$815	$620	$2,015	$1,570

As of December 31, 2018 and June 30, 2019, approximately $0.2 million and $0.0 million, respectively, was included in prepaid expenses and other current assets relating to the Company’s agreements with IBS.
As of December 31, 2018 and June 30, 2019, approximately $0.6 million and $0.7 million, respectively was included in accounts payable and accrued expense relating to the Company’s agreements with IBS.
As of December 31, 2018 and June 30, 2019, approximately $0.9 million and $0.5 million, respectively, was included in accounts receivable relating to the Company’s agreements with IBS.
Goldman, Sachs & Co.:
Goldman Sachs Lending Partners LLC, a subsidiary of Goldman, was one of the joint bookrunners and joint lead arrangers for the refinancing of the Company's Term Loan in June 2018. In that capacity, Goldman Sachs Lending Partners LLC received an arrangement fee of $0.3 million and was reimbursed for an immaterial amount of expenses.
17. Segment Information
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
Email Marketing. The email marketing segment consists of Constant Contact email marketing tools and related products and the Company's SinglePlatform digital storefront solution. This segment also generates revenue from sales of the Company's Constant Contact-branded website builder tool.
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
The accounting policies of each segment are the same as those described in the summary of significant accounting policies; please refer to Note 2, Summary of Significant Accounting Policies, for further details. The following tables contain financial information for each reportable segment for the three and six months ended June 30, 2018 and 2019:

	Three Months Ended June 30, 2018
	Web presence	Email marketing	Domain	Total
	(in thousands, as revised)
Revenue(1)	$152,715	$102,154	$32,901	$287,770
Gross profit	$75,702	$71,376	$9,946	$157,024

Net (loss) income	$(6,876)	$10,395	$(2,892)	$627
Interest expense, net(2)	18,385	17,329	2,405	38,119
Income tax (benefit) expense	(497)	(333)	(116)	(946)
Depreciation	8,391	3,406	999	12,796
Amortization of other intangible assets	11,863	13,239	876	25,978
Stock-based compensation	5,424	1,288	678	7,390
Restructuring expenses	788	420	87	1,295
(Gain) loss from unconsolidated entities	(25)	—	—	(25)
Impairment of other long-lived assets	—	—	—	—
Shareholder litigation reserve	(197)	—	(43)	(240)
Adjusted EBITDA	$37,256	$45,744	$1,994	$84,994

	Three Months Ended June 30, 2019
	Web presence	Email marketing	Domain	Total
	(in thousands)
Revenue(1)	$144,197	$102,479	$31,528	$278,204
Gross profit	$73,217	$73,589	$(8,189)	$138,617

Net (loss) income	$(10,262)	$4,164	$(20,130)	$(26,228)
Interest expense, net(2)	17,093	19,110	520	36,723
Income tax (benefit) expense	3,193	2,269	698	6,160
Depreciation	7,767	2,229	903	10,899
Amortization of other intangible assets	9,210	11,408	731	21,349
Stock-based compensation	5,042	3,222	1,090	9,354
Restructuring expenses	155	23	5	183
(Gain) loss from unconsolidated entities	—	—	—	—
Impairment of other long-lived assets	—	—	17,892	17,892
Shareholder litigation reserve	—	—	—	—
Adjusted EBITDA	$32,198	$42,425	$1,709	$76,332

	Six Months Ended June 30, 2018
	Web presence	Email marketing	Domain	Total
	(in thousands, as revised)
Revenue(1)	$307,732	$204,601	$66,793	$579,126
Gross profit	$150,075	$143,553	$20,846	$314,474

Net (loss) income	$(12,984)	$15,754	$(4,671)	$(1,901)
Interest expense, net(2)	35,371	33,738	4,856	73,965
Income tax (benefit) expense	(5,176)	3,830	(1,543)	(2,889)
Depreciation	16,368	6,552	1,944	24,864
Amortization of other intangible assets	23,871	26,332	1,510	51,713
Stock-based compensation	10,497	2,696	1,189	14,382
Restructuring expenses	1,600	582	642	2,824
(Gain) loss from unconsolidated entities	2	—	—	2
Impairment of other long-lived assets	—	—	—	—
Shareholder litigation reserve	5,548	1,500	1,212	8,260
Adjusted EBITDA	$75,097	$90,984	$5,139	$171,220

	Six Months Ended June 30, 2019
	Web presence	Email marketing	Domain	Total
	(in thousands)
Revenue(1)	$290,157	$205,219	$63,511	$558,887
Gross profit	$145,458	$147,636	$2,352	$295,446

Net (loss) income	$(16,804)	$10,102	$(23,014)	$(29,716)
Interest expense, net(2)	34,188	36,504	2,954	73,646
Income tax (benefit) expense	4,088	2,897	894	7,879
Depreciation	15,716	4,553	1,836	22,105
Amortization of other intangible assets	18,289	22,691	1,489	42,469
Stock-based compensation	9,935	6,305	2,130	18,370
Restructuring expenses	789	1,377	32	2,198
(Gain) loss from unconsolidated entities	—	—	—	—
Impairment of other long-lived assets	—	—	17,892	17,892
Shareholder litigation reserve	—	—	—	—
Adjusted EBITDA	$66,201	$84,429	$4,213	$154,843

(1)
Revenue excludes intercompany transactions relating to domain sales and domain services from the domain segment to the web presence segment of $2.4 million and $5.1 million, respectively, for the three and six months ended June 30, 2018, and $2.3 million and $5.1 million, respectively, for the three and six months ended June 30, 2019.

(2)	Interest expense includes impact of amortization of deferred financing costs, original issue discounts and interest income.
18. Subsequent Events
The Company evaluated all subsequent events occurring through August 5, 2019 to determine if any such events should be reflected in these financial statements. There were no material recognized subsequent events recorded in the June 30, 2019 financial statements.
19. Supplemental Guarantor Financial Information
In February 2016, EIG Investors (the “Issuer”) issued $350.0 million aggregate principal amount of its 10.875% Senior Notes due 2024 (refer to Note 9, Notes Payable), which it exchanged for new 10.875% Senior Notes due 2024 pursuant to a registration statement on Form S-4. The registered exchange offer for the Senior Notes was completed on January 30, 2017. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by Holdings, the

Issuer, and the following wholly-owned subsidiaries: EIG, Bluehost Inc., FastDomain Inc., Domain Name Holding Company, Inc., Endurance International Group – West, Inc., HostGator.com LLC, A Small Orange, LLC, Constant Contact, SinglePlatform, LLC and P.D.R Solutions (U.S.) LLC (collectively, the “Subsidiary Guarantors”), subject to certain customary guarantor release conditions. Holdings’ other domestic subsidiaries and its foreign subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) have not guaranteed the Senior Notes.
P.D.R Solutions (U.S.) LLC became a Subsidiary Guarantor on April 25, 2019. The condensed consolidated financial statements have been revised for all periods presented to reflect this new guarantor entity.
The following tables present supplemental condensed consolidating balance sheet information of Holdings (“Parent”), the Issuer, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries as of December 31, 2018 and June 30, 2019, supplemental condensed consolidating results of operations for the three and six months ended June 30, 2018 and 2019, and condensed cash flow information for the six months ended June 30, 2018 and 2019:

Condensed Consolidating Balance Sheets
December 31, 2018
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$21	$2	$62,495	$26,126	$—	$88,644
Restricted cash	—	—	1,932	—	—	1,932
Accounts receivable	—	—	11,219	986	—	12,205
Prepaid domain name registry fees	—	—	50,325	6,454	—	56,779
Prepaid commissions	—	—	40,804	654	—	41,458
Prepaid expenses and other current assets	—	422	31,425	3,243	—	35,090
Total current assets	21	424	198,200	37,463	—	236,108
Intercompany receivables—net	34,595	401,342	(323,200)	(112,737)	—	—
Property and equipment—net	—	—	79,091	13,184	—	92,275
Goodwill	—	—	1,695,451	153,614	—	1,849,065
Other intangible assets—net	—	—	351,920	596	—	352,516
Investment in subsidiaries	139,838	1,559,256	57,749	—	(1,756,843)	—
Prepaid commissions, net of current portion	—	—	41,746	726	—	42,472
Other assets	—	5,239	27,463	1,369	—	34,071
Total assets	$174,454	$1,966,261	$2,128,420	$94,215	$(1,756,843)	$2,606,507
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$—	$—	$12,015	$434	$—	$12,449
Accrued expenses and other current liabilities	—	25,373	77,316	7,494	—	110,183
Deferred revenue	—	—	347,703	24,055	—	371,758
Current portion of notes payable	—	31,606	—	—	—	31,606
Current portion of financed equipment	—	—	8,379	—	—	8,379
Deferred consideration—short term	—	—	2,425	—	—	2,425
Total current liabilities	—	56,979	447,838	31,983	—	536,800
Deferred revenue—long term	—	—	91,615	4,525	—	96,140
Notes payable	—	1,770,055	—	—	—	1,770,055
Deferred consideration	—	—	1,364	—	—	1,364
Other long-term liabilities	—	(612)	28,349	(43)	—	27,694
Total liabilities	—	1,826,422	569,166	36,465	—	2,432,053
Equity	174,454	139,839	1,559,254	57,750	(1,756,843)	174,454
Total liabilities and stockholders' equity	$174,454	$1,966,261	$2,128,420	$94,215	$(1,756,843)	$2,606,507

Condensed Consolidating Balance Sheets
June 30, 2019
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$44	$4	$60,251	$30,519	$—	$90,818
Restricted cash	—	—	1,832	—	—	1,832
Accounts receivable	—	—	11,583	1,406	—	12,989
Prepaid domain name registry fees	—	—	50,867	6,459	—	57,326
Prepaid commissions	—	—	41,177	527	—	41,704
Prepaid expenses and other current assets	—	60	28,264	4,604	—	32,928
Total current assets	44	64	193,974	43,515	—	237,597
Intercompany receivables—net	33,790	301,522	(216,721)	(118,591)	—	—
Property and equipment—net	—	—	75,359	13,341	—	88,700
Operating lease right-of-use assets	—	—	98,179	6,031	—	104,210
Goodwill	—	—	1,695,451	153,498	—	1,848,949
Other intangible assets, net	—	—	292,017	174	—	292,191
Investment in subsidiaries	128,412	1,605,044	54,500	—	(1,787,956)	—
Prepaid commissions, net of current portion	—	—	44,688	472	—	45,160
Other assets	—	2,380	27,036	1,864	—	31,280
Total assets	$162,246	$1,909,010	$2,264,483	$100,304	$(1,787,956)	$2,648,087
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$—	$—	$13,672	$1,261	$—	$14,933
Accrued expenses and other current liabilities	20	24,547	60,754	8,673	—	93,994
Deferred revenue	—	—	351,292	24,754	—	376,046
Operating lease liabilities—short term	—	—	19,330	3,153	—	22,483
Current portion of notes payable	—	31,606	—	—	—	31,606
Current portion of financed equipment	—	—	4,583	—	—	4,583
Deferred consideration—short term	—	—	1,408	—	—	1,408
Total current liabilities	20	56,153	451,039	37,841	—	545,053
Deferred revenue—long term	—	—	94,248	5,001	—	99,249
Operating lease liabilities—long term	—	—	87,778	3,211	—	90,989
Notes payable	—	1,725,326	—	—	—	1,725,326
Other long-term liabilities	—	(881)	26,375	(249)	—	25,245
Total liabilities	20	1,780,598	659,440	45,804	—	2,485,862
Equity	162,226	128,412	1,605,043	54,500	(1,787,956)	162,225
Total liabilities and stockholders' equity	$162,246	$1,909,010	$2,264,483	$100,304	$(1,787,956)	$2,648,087

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Three Months Ended June 30, 2018
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$274,924	$16,146	$(3,300)	$287,770
Cost of revenue	—	—	124,129	9,917	(3,300)	130,746
Gross profit	—	—	150,795	6,229	—	157,024
Operating expense:
Sales and marketing	—	—	64,212	2,334	—	66,546
Engineering and development	—	—	19,917	2,042	—	21,959
General and administrative	—	58	64,652	(33,966)	—	30,744
Total operating expense	—	58	148,781	(29,590)	—	119,249
(Loss) income from operations	—	(58)	2,014	35,819	—	37,775
Interest expense and other income—net	—	38,037	202	(120)	—	38,119
(Loss) income before income taxes and equity earnings of unconsolidated entities	—	(38,095)	1,812	35,939	—	(344)
Income tax (benefit) expense	—	(9,067)	8,337	(216)	—	(946)
(Loss) income before equity earnings of unconsolidated entities	—	(29,028)	(6,525)	36,155	—	602
Equity (income) loss of unconsolidated entities, net of tax	(627)	(29,655)	(36,181)	—	66,438	(25)
Net (loss) income	$627	$627	$29,656	$36,155	$(66,438)	$627
Comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	(2,425)	—	(2,425)
Unrealized gain (loss) on cash flow hedge, net of taxes	—	144	—	—	—	144
Total comprehensive income (loss)	$627	$771	$29,656	$33,730	$(66,438)	$(1,654)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Six Months Ended June 30, 2018
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$552,325	$33,890	$(7,089)	$579,126
Cost of revenue	—	—	249,638	22,103	(7,089)	264,652
Gross profit	—	—	302,687	11,787	—	314,474
Operating expense:
Sales and marketing	—	—	128,768	5,134	—	133,902
Engineering and development	—	—	38,366	3,510	—	41,876
General and administrative	—	116	102,474	(33,071)	—	69,519
Total operating expense	—	116	269,608	(24,427)	—	245,297
(Loss) income from operations	—	(116)	33,079	36,214	—	69,177
Interest expense and other income—net	—	73,746	465	(246)	—	73,965
(Loss) income before income taxes and equity earnings of unconsolidated entities	—	(73,862)	32,614	36,460	—	(4,788)
Income tax (benefit) expense	—	(17,579)	13,877	813	—	(2,889)
(Loss) income before equity earnings of unconsolidated entities	—	(56,283)	18,737	35,647	—	(1,899)
Equity loss (income) of unconsolidated entities, net of tax	1,901	(54,382)	(35,644)	16	88,111	2
Net (loss) income	$(1,901)	$(1,901)	$54,381	$35,631	$(88,111)	$(1,901)
Comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	(1,845)	—	(1,845)
Unrealized gain (loss) on cash flow hedge, net of taxes	—	1,184	—	—	—	1,184
Total comprehensive (loss) income	$(1,901)	$(717)	$54,381	$33,786	$(88,111)	$(2,562)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Three Months Ended June 30, 2019
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$266,013	$15,270	$(3,079)	$278,204
Cost of revenue (including impairment of $17,892)	—	—	132,230	10,436	(3,079)	139,587
Gross profit	—	—	133,783	4,834	—	138,617
Operating expense:
Sales and marketing	—	—	61,568	3,922	—	65,490
Engineering and development	—	—	22,915	2,433	—	25,348
General and administrative	824	58	29,563	679	—	31,124
Total operating expense	824	58	114,046	7,034	—	121,962
(Loss) income from operations	(824)	(58)	19,737	(2,200)	—	16,655
Interest expense and other income—net	—	36,807	58	(142)	—	36,723
(Loss) income before income taxes and equity earnings of unconsolidated entities	(824)	(36,865)	19,679	(2,058)	—	(20,068)
Income tax (benefit) expense	—	(8,774)	13,884	1,050	—	6,160
(Loss) income before equity earnings of unconsolidated entities	(824)	(28,091)	5,795	(3,108)	—	(26,228)
Equity loss (income) of unconsolidated entities, net of tax	25,404	(2,689)	3,108	—	(25,823)	—
Net (loss) income	$(26,228)	$(25,402)	$2,687	$(3,108)	$25,823	$(26,228)
Comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	348	—	348
Unrealized gain (loss) on cash flow hedge, net of taxes	—	110	—	—	—	110
Total comprehensive (loss) income	$(26,228)	$(25,292)	$2,687	$(2,760)	$25,823	$(25,770)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Six Months Ended June 30, 2019
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$534,472	$30,863	$(6,448)	$558,887
Cost of revenue (including impairment of $17,892)	—	—	249,262	20,627	(6,448)	263,441
Gross profit	—	—	285,210	10,236	—	295,446
Operating expense:
Sales and marketing	—	—	125,306	6,772	—	132,078
Engineering and development	—	—	44,517	4,525	—	49,042
General and administrative	824	116	60,614	963	—	62,517
Total operating expense	824	116	230,437	12,260	—	243,637
(Loss) income from operations	(824)	(116)	54,773	(2,024)	—	51,809
Interest expense and other income—net	—	73,851	72	(277)	—	73,646
(Loss) income before income taxes and equity earnings of unconsolidated entities	(824)	(73,967)	54,701	(1,747)	—	(21,837)
Income tax (benefit) expense	—	(17,604)	24,033	1,450	—	7,879
(Loss) income before equity earnings of unconsolidated entities	(824)	(56,363)	30,668	(3,197)	—	(29,716)
Equity loss (income) of unconsolidated entities, net of tax	28,892	(27,473)	3,197	—	(4,616)	—
Net (loss) income	$(29,716)	$(28,890)	$27,471	$(3,197)	$4,616	$(29,716)
Comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	(53)	—	(53)
Unrealized gain (loss) on cash flow hedge, net of taxes	—	(851)	—	—	—	(851)
Total comprehensive (loss) income	$(29,716)	$(29,741)	$27,471	$(3,250)	$4,616	$(30,620)

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2018
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(22)	$(60,405)	$105,770	$36,909	$—	$82,252
Cash flows from investing activities:
Purchases of property and equipment	—	—	(13,197)	(184)	—	(13,381)
Net cash used in investing activities	—	—	(13,197)	(184)	—	(13,381)
Cash flows from financing activities:
Proceeds from issuance of term loan and notes, net of original issue discounts	—	1,580,305	—	—	—	1,580,305
Repayments of term loans	—	(1,630,693)	—	—	—	(1,630,693)
Payment of financing costs	—	(1,295)	—	—	—	(1,295)
Payment of deferred consideration	—	—	(4,196)	—	—	(4,196)
Principal payments on financed equipment	—	—	(3,909)	—	—	(3,909)
Proceeds from exercise of stock options	456	—	—	—	—	456
Intercompany loans and investments	(376)	112,087	(90,165)	(21,546)	—	—
Net cash (used in) provided by financing activities	80	60,404	(98,270)	(21,546)	—	(59,332)
Net effect of exchange rate on cash and cash equivalents and restricted cash	—	—	—	(1,488)	—	(1,488)
Net increase (decrease) in cash and cash equivalents and restricted cash	58	(1)	(5,697)	13,691	—	8,051
Cash and cash equivalents and restricted cash:
Beginning of period	92	2	57,629	11,395	—	69,118
End of period	$150	$1	$51,932	$25,086	$—	$77,169

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2019
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(804)	$(49,818)	$126,660	$(1,309)	$—	$74,729
Cash flows from investing activities:
Purchases of property and equipment	—	—	(16,164)	—	—	(16,164)
Net cash used in investing activities	—	—	(16,164)	—	—	(16,164)
Cash flows from financing activities:
Repayments of term loans	—	(50,000)	—	—	—	(50,000)
Payment of deferred consideration	—	—	(2,500)	—	—	(2,500)
Principal payments on financed equipment	—	—	(3,861)	—	—	(3,861)
Proceeds from exercise of stock options	22	—	—	—	—	22
Intercompany loans and investments	805	99,820	(106,479)	5,854	—	—
Net cash provided by (used in) financing activities	827	49,820	(112,840)	5,854	—	(56,339)
Net effect of exchange rate on cash and cash equivalents and restricted cash	—	—	—	(152)	—	(152)
Net increase (decrease) in cash and cash equivalents and restricted cash	23	2	(2,344)	4,393	—	2,074
Cash and cash equivalents and restricted cash:
Beginning of period	21	2	64,427	26,126	—	90,576
End of period	$44	$4	$62,083	$30,519	$—	$92,650

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
Email Marketing. Our email marketing segment consists of Constant Contact email marketing tools and related products and our SinglePlatform digital storefront solution. This segment also generates revenue from sales of our Constant Contact-branded website builder tool.
Our financial results for the second quarter of 2019 reflected an increase in net loss and net cash provided by operating activities and a decrease in revenue compared to the second quarter of 2018. Year over year changes in revenue, net income (loss) and net cash provided by operating activities are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
	(in thousands)
Revenue	$287,770	$278,204	$579,126	$558,887
Net income (loss)	$627	$(26,228)	$(1,901)	$(29,716)
Net cash provided by operating activities	$29,892	$59,680	$82,252	$74,729

•
Revenue for the three months ended June 30, 2019 decreased by 3.3% as compared to the three months ended June 30, 2018 primarily due to revenue declines in the web presence and domain segments. These declines were partially offset by a slight increase in email marketing segment revenue.

•
Net income of $0.6 million for the three months ended June 30, 2018 declined to a net loss of $26.2 million for the three months ended June 30, 2019, due primarily to the decrease in revenue, an impairment charge of $17.9 million in the 2019 period due mostly to certain premium domain name intangible assets which have been adversely affected by ongoing market conditions, and higher engineering and development, income tax, and stock-based compensation expense. These factors were partially offset by lower charges for litigation related matters, lower cost of revenue (including lower amortization expense), and lower sales and marketing, depreciation, interest, and restructuring expense.

•
Net cash provided by operating activities during the three months ended June 30, 2019 increased from $29.9 million for the three months ended June 30, 2018 to $59.7 million for the three months ended June 30, 2019. This increase was the result of higher litigation, interest and interest rate cap, tax, and restructuring related payments in the 2018 period, as well as the timing of certain vendor payments.

•
Revenue for the six months ended June 30, 2019 decreased by 3.5% as compared to the six months ended June 30, 2018 primarily due to revenue declines in the web presence and domain segments. These declines were partially offset by a slight increase in email marketing segment revenue.

•
Net loss increased from $1.9 million for the six months ended June 30, 2018 to $29.7 million for the six months ended June 30, 2019, due to substantially the same factors discussed in the comparison shown above of the three months ended June 30, 2018 and 2019.

•
Net cash provided by operating activities decreased from $82.3 million for the six months ended June 30, 2018 to $74.7 million for the six months ended June 30, 2019. This decrease was primarily due to the overall decline in revenue and higher levels of investment in engineering and development, which were partially offset by lower payments for interest, interest rate caps, and restructuring.

Our total subscriber base decreased during the three months ended June 30, 2019. Attrition in our non-strategic brands accounted for a majority of subscriber losses during the quarter. These non-strategic brands are principally web hosting brands, but also include our cloud backup brands and certain other products that we launched in late 2015 and early 2016, but have either discontinued or no longer actively market. Subscriber counts are decreasing in these brands, and we are managing them to optimize cash flow rather than to acquire new subscribers. These non-strategic brands have had a negative impact on our revenue, net subscriber additions and subscriber billings.
Our 2019 operating plan is focused on delivering increased value to customers of our key strategic brands, including Constant Contact, Bluehost, HostGator and Domain.com, and on simplifying our operations. We increased our investments in engineering and development in 2018 in order to improve the customer experience and expand product offerings in our strategic brands, and are continuing these investments across our three segments in 2019. We believe this will position us for growth in the future. These additional investments have adversely impacted our net income (loss), adjusted EBITDA, cash flows from operations and free cash flow during the first half of 2019, and we expect this impact to continue during the remainder of the year.
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
The following table summarizes our key metrics (except for free cash flow, which is discussed in Liquidity and Capital Resources below) by segment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
	(in thousands, except ARPS)
Consolidated metrics:
Total subscribers	4,918	4,769	4,918	4,769
Average subscribers for the period	4,965	4,776	4,985	4,786
ARPS	$19.32	$19.42	$19.36	$19.46
Adjusted EBITDA	$84,994	$76,332	$171,220	$154,843

Web presence segment metrics:
Total subscribers	3,737	3,588	3,737	3,588
Average subscribers for the period	3,774	3,600	3,793	3,614
ARPS	$13.49	$13.35	$13.52	$13.38
Adjusted EBITDA	$37,256	$32,198	$75,097	$66,201

Email marketing segment metrics:
Total subscribers	504	492	504	492
Average subscribers for the period	511	493	512	494
ARPS	$66.60	$69.28	$66.64	$69.21
Adjusted EBITDA	$45,744	$42,425	$90,984	$84,429

Domain segment metrics:
Total subscribers	677	689	677	689
Average subscribers for the period	680	683	680	678
ARPS	$16.13	$15.39	$16.36	$15.62
Adjusted EBITDA	$1,994	$1,709	$5,139	$4,213
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
Domain segment subscribers mostly consist of customers who have a domain name subscription as well as a subscription to another product, such as domain privacy, or a basic hosting, email or domain privacy service that is bundled with their domain subscription. Also included as domain segment subscribers are hosting customers of our BigRock and HostGator India brands and certain other small web hosting brands that are under common management with our domain-focused brands.
Email marketing segment subscribers mostly consist of subscribers to Constant Contact's email marketing service, but also include SinglePlatform subscribers and paying subscribers to our Constant Contact-branded website builder tool, which we launched in the quarter ended June 30, 2019.
The table below provides additional detail on changes in our total subscriber count by segment for the twelve-month period ending on June 30, 2019:

	Web presence	Email marketing	Domain	Total
	# Subscribers	# Subscribers	# Subscribers	# Subscribers
	(in thousands)
Total Subscribers - June 30, 2018	3,737	504	677	4,918
Adjustments	(2)	—	—	(2)
Net subscriber decrease	(147)	(12)	12	(147)
Total Subscribers - June 30, 2019	3,588	492	689	4,769
The decrease in total subscribers from 4.918 million at June 30, 2018 to 4.769 million at June 30, 2019 was driven primarily by subscriber losses in our web presence segment, a majority of which were due to subscriber attrition in our non-strategic brands, and to a lesser extent, subscriber losses in our email marketing segment, partially offset by subscriber additions in our domain segment.
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
The following table reflects the calculation of ARPS by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
	(in thousands)
Consolidated revenue	$287,770	$278,204	$579,126	$558,887
Consolidated total subscribers	4,918	4,769	4,918	4,769
Consolidated average subscribers for the period	4,965	4,776	4,985	4,786
Consolidated ARPS	$19.32	$19.42	$19.36	$19.46

Web presence revenue	$152,715	$144,197	$307,732	$290,157
Web presence subscribers	3,737	3,588	3,737	3,588
Web presence average subscribers for the period	3,774	3,600	3,793	3,614
Web presence ARPS	$13.49	$13.35	$13.52	$13.38

Email marketing revenue	$102,154	$102,479	$204,601	$205,219
Email marketing subscribers(1)	504	492	504	492
Email marketing average subscribers for the period	511	493	512	494
Email marketing ARPS	$66.60	$69.28	$66.64	$69.21

Domain revenue	$32,901	$31,528	$66,793	$63,511
Domain subscribers	677	689	677	689
Domain average subscribers for the period	680	683	680	678
Domain ARPS	$16.13	$15.39	$16.36	$15.62

(1)
Total email marketing subscriber count as of June 30, 2018 was impacted by a loss of approximately 10,500 subscribers, which resulted from changes made to Constant Contact's account cancellation policy to make it more consistent with the rest of our business. Excluding this impact, total email marketing subscribers at June 30, 2018 would have been approximately 514,000.

ARPS does not represent an exact measure of the average amount a subscriber spends with us each month, because our calculation of ARPS includes all of our revenue, including revenue generated by non-subscribers, in the numerator. We have three principal sources of non-subscription-based revenue:

•
Revenue from domain-only customers. Our web presence and domain segments each earn revenue from domain-only customers. For our web presence segment, approximately 1% of our revenue for the six months ended June 30, 2019 was earned from domain-only customers. For our domain segment, approximately 6% of our revenue for the six months ended June 30, 2019 was earned from domain-only customers.

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
A portion of our revenue is generated from customers that resell our services. We refer to these customers as “resellers.” We consider these resellers (rather than the end user customers of these resellers) to be subscribers under our total subscribers definition, because we do not have a billing relationship with the end users and cannot determine the number of end users acquiring our services through a reseller. A majority of our reseller revenue is for the purchase of domains and is primarily related to our domain segment. As of both June 30, 2018 and 2019, approximately 40% of our domain segment revenue is earned from resellers. Reseller revenue earned by our web presence segment and email marketing segment was 4% and less than 1%, respectively, for all periods presented, and fluctuations in reseller revenue have not materially impacted ARPS for those segments.
Comparison of Three Months Ended June 30, 2018 and 2019: ARPS
For the three months ended June 30, 2018 and 2019, consolidated ARPS increased from $19.32 to $19.42, respectively. This increase in ARPS was driven primarily by an increase in ARPS from our email marketing segment, partially offset by decreases in ARPS from our web presence and domain segments.
Web presence ARPS decreased from $13.49 for the three months ended June 30, 2018 to $13.35 for the three months ended June 30, 2019. This decrease was primarily the result of lower introductory pricing for our strategic brands. In addition, non-subscription-based revenue decreased slightly from $2.3 million for the three months ended June 30, 2018 to $2.0 million for the three months ended June 30, 2019, causing ARPS to decrease by $0.02.
Email marketing ARPS increased from $66.60 for the three months ended June 30, 2018 to $69.28 for the three months ended June 30, 2019. This increase was due to price increases and increased purchases from existing subscribers.
Domain ARPS decreased from $16.13 for the three months ended June 30, 2018 to $15.39 for the three months ended June 30, 2019. This decrease was primarily the result of a decrease in non-subscription-based revenue from $7.0 million for the three months ended June 30, 2018 to $5.8 million for the three months ended June 30, 2019, which caused ARPS to decrease by $0.60, and increased sales of lower priced products.
Comparison of Six Months Ended June 30, 2018 and 2019: ARPS
For the six months ended June 30, 2018 and 2019, consolidated ARPS increased from $19.36 to $19.46, respectively. This increase in ARPS was driven primarily by increases in ARPS from our email marketing segment, partially offset by a decrease in ARPS from our web presence and domain segments.
Web presence ARPS decreased from $13.52 for the six months ended June 30, 2018 to $13.38 for the six months ended June 30, 2019. This decrease was primarily the result of lower introductory pricing for our strategic brands. In addition, non-subscription-based revenue decreased from $4.3 million for the six months ended June 30, 2018 to $3.7 million for the six months ended June 30, 2019, which caused ARPS to decrease by $0.02.
Email marketing ARPS increased from $66.64 for the six months ended June 30, 2018 to $69.21 for the six months ended June 30, 2019. This increase was due to price increases and increased purchases from existing subscribers.
Domain ARPS decreased from $16.36 for the six months ended June 30, 2018 to $15.62 for the six months ended June 30, 2019. This decrease was primarily the result of a decrease in non-subscription based revenue from $13.8 million for the six months ended June 30, 2018 to $12.0 million for the six months ended June 30, 2019, which caused ARPS to decrease by $0.41, and increased sales of lower priced products.

Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss), excluding the impact of interest expense (net), income tax expense (benefit), depreciation, amortization of other intangible assets, stock-based compensation, restructuring expenses, transaction expenses and charges, (gain) loss of unconsolidated entities, impairment of other long-lived assets, SEC investigations reserve, and shareholder litigation reserve. We view adjusted EBITDA as a performance measure and believe it helps investors evaluate and compare our core operating performance from period to period.
The following table reflects the reconciliation of net (loss) income calculated in accordance with GAAP to adjusted EBITDA for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
	(in thousands)
Consolidated
Net income (loss)	$627	$(26,228)	$(1,901)	$(29,716)
Interest expense, net(1)	38,119	36,723	73,965	73,646
Income tax (benefit) expense	(946)	6,160	(2,889)	7,879
Depreciation	12,796	10,899	24,864	22,105
Amortization of other intangible assets	25,978	21,349	51,713	42,469
Stock-based compensation	7,390	9,354	14,382	18,370
Restructuring expenses	1,295	183	2,824	2,198
(Gain) loss from unconsolidated entities	(25)	—	2	—
Impairment of other long-lived assets	—	17,892	—	17,892
Shareholder litigation reserve	(240)	—	8,260	$—
Adjusted EBITDA	$84,994	$76,332	$171,220	$154,843

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
Web presence
Net (loss) income	$(6,876)	$(10,262)	$(12,984)	$(16,804)
Interest expense, net(1)	18,385	17,093	35,371	34,188
Income tax (benefit) expense	(497)	3,193	(5,176)	4,088
Depreciation	8,391	7,767	16,368	15,716
Amortization of other intangible assets	11,863	9,210	23,871	18,289
Stock-based compensation	5,424	5,042	10,497	9,935
Restructuring expenses	788	155	1,600	789
(Gain) loss from unconsolidated entities	(25)	—	2	—
Impairment of other long-lived assets	—	—	—	—
Shareholder litigation reserve	(197)	—	5,548	—
Adjusted EBITDA	$37,256	$32,198	$75,097	$66,201

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
Email marketing
Net (loss) income	$10,395	$4,164	$15,754	$10,102
Interest expense, net(1)	17,329	19,110	33,738	36,504
Income tax (benefit) expense	(333)	2,269	3,830	2,897
Depreciation	3,406	2,229	6,552	4,553
Amortization of other intangible assets	13,239	11,408	26,332	22,691
Stock-based compensation	1,288	3,222	2,696	6,305
Restructuring expenses	420	23	582	1,377

(Gain) loss from unconsolidated entities	—	—	—	—
Impairment of other long-lived assets	—	—	—	—
Shareholder litigation reserve	—	—	1,500	—
Adjusted EBITDA	$45,744	$42,425	$90,984	$84,429

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
Domain
Net (loss) income	$(2,892)	$(20,130)	$(4,671)	$(23,014)
Interest expense, net(1)	2,405	520	4,856	2,954
Income tax (benefit) expense	(116)	698	(1,543)	894
Depreciation	999	903	1,944	1,836
Amortization of other intangible assets	876	731	1,510	1,489
Stock-based compensation	678	1,090	1,189	2,130
Restructuring expenses	87	5	642	32
(Gain) loss from unconsolidated entities	—	—	—	—
Impairment of other long-lived assets	—	17,892	—	17,892
Shareholder litigation reserve	(43)	—	1,212	—
Adjusted EBITDA	$1,994	$1,709	$5,139	$4,213

(1)	Interest expense includes impact of amortization of deferred financing costs, original issue discounts and interest income.
Comparison of the Three Months Ended June 30, 2018 and 2019: Net Income (Loss) and Adjusted EBITDA
Net loss on a consolidated basis increased from net income of $0.6 million for the three months ended June 30, 2018 to a net loss of $26.2 million for the three months ended June 30, 2019. This increase in net loss was primarily due to impairment charges of $17.9 million, reduced revenue of $9.6 million, a $7.1 million decrease in tax benefit, a $3.5 million increase in engineering and development costs, and a $2.0 million increase in stock-based compensation expense. These factors were partially offset by a $4.6 million decrease in amortization expense, $2.8 million of net cost reductions impacting cost of revenue, a $1.9 million decrease in depreciation expense, a $1.4 million decrease in interest expense, a $1.1 million decrease in restructuring costs, $1.1 million of net cost reductions relating to sales and marketing and other net cost reductions of $0.4 million.
Net loss for our web presence segment increased from $6.9 million for the three months ended June 30, 2018 to $10.3 million for the three months ended June 30, 2019. This increase in net loss was primarily related to reduced revenue of $8.5 million, higher income tax expense of $3.7 million, and $2.1 million of cost increases impacting engineering and development expense. These factors were partially offset by $4.2 million of cost reductions impacting sales and marketing expense, a $2.7 million decrease in amortization expense, $2.2 million of net cost reductions impacting cost of revenue, a $1.3 million decrease in interest expense, and other net cost reductions of $0.5 million.
Net income for our email marketing segment decreased from $10.4 million for the three months ended June 30, 2018 to $4.2 million for the three months ended June 30, 2019. This decrease in net income was primarily due to $2.7 million of cost increases impacting sales and marketing expense, a $2.6 million increase in income tax expense, a $1.9 million increase in stock-based compensation expense, a $1.8 million increase in interest expense, and $1.2 million of cost increases impacting engineering and development expense. These decreases in net income were partially offset by a $1.8 million reduction in amortization expense, a $1.2 million reduction in depreciation expense, a $0.7 million reduction in costs impacting general and administrative expense, and a $0.3 million increase in revenue.
Net loss for our domain segment increased from $2.9 million for the three months ended June 30, 2018 to $20.1 million for the three months ended June 30, 2019. This increase in net loss was primarily due to a $17.9 million impairment charge relating primarily to premium domain name intangible assets and a $1.4 million reduction in revenue, partially offset by a $1.8 million reduction in interest expense and other net cost decreases of $0.3 million.
Adjusted EBITDA on a consolidated basis decreased from $85.0 million for the three months ended June 30, 2018 to $76.3 million for the three months ended June 30, 2019. This decrease in adjusted EBITDA was a result of the adjusted EBITDA decrease in our web presence and email marketing segments, as discussed below.

Adjusted EBITDA for our web presence segment decreased from $37.3 million for the three months ended June 30, 2018 to $32.2 million for the three months ended June 30, 2019. This decrease was primarily due to an $8.5 million decrease in revenue and higher engineering and development expense of $2.1 million. These decreases were partially offset by $4.2 million of net cost reductions impacting sales and marketing expense, with the balance of the offset primarily related to lower cost of revenue.
Adjusted EBITDA for our email marketing segment decreased from $45.7 million for the three months ended June 30, 2018 to $42.4 million for the three months ended June 30, 2019. This decrease was due primarily to an increase in sales and marketing expense of $2.7 million and an increase in engineering and development expense of $1.2 million. These were partially offset by increases in revenue of $0.3 million, and other net cost reductions of $0.3 million.
Adjusted EBITDA for our domain segment decreased from $2.0 million for the three months ended June 30, 2018 to $1.7 million for the three months ended June 30, 2019. This decrease in adjusted EBITDA was due primarily to a decrease in revenue of $1.4 million, partially offset by a reduction in cost of revenue of $1.1 million.
Comparison of the Six Months Ended June 30, 2018 and 2019: Net Income (Loss) and Adjusted EBITDA
Net loss on a consolidated basis increased from $1.9 million for the six months ended June 30, 2018 to $29.7 million for the six months ended June 30, 2019. This increase in net loss was due to a reduction in revenue of $20.3 million, increased impairment charges of $17.9 million, increased tax expense of $10.8 million, a $6.4 million increase in net costs impacting engineering and development expense, and increased stock-based compensation expense of $4.0 million. These factors were partially offset by decreased amortization expense of $9.2 million, decreased litigation reserves of $8.3 million, a $7.2 million reduction in costs impacting cost of revenue, decreased depreciation expense of $2.8 million, a $2.6 million reduction in costs impacting sales and marketing expense, and other net cost decreases of $1.5 million.
Net loss for our web presence segment increased from $13.0 million for the six months ended June 30, 2018 to $16.8 million for the six months ended June 30, 2019. This increase in net loss is primarily related to a reduction in revenue of $17.6 million, increased income tax expense of $9.3 million, a $3.7 million increase in net costs impacting engineering and development expense, and a $1.8 million increase in net costs impacting general and administrative expense. These factors were partially offset by $9.3 million of reductions in net costs impacting sales and marketing expense, a $5.6 million decrease in amortization expense, a $5.6 million decrease in litigation reserves, $4.9 million of reductions in net costs impacting cost of revenue, a $1.2 million decrease in interest expense, and other net cost decreases of $2.0 million.
Net income for our email marketing segment decreased from $15.8 million for the six months ended June 30, 2018 to $10.1 million for the six months ended June 30, 2019. This decrease in net income was primarily due to $5.2 million higher net costs impacting sales and marketing expense, a $3.6 million increase in stock-based compensation expense, a $2.8 million increase in interest expense, and $2.1 million of higher net costs impacting engineering and development expense. These factors were partially offset by a $3.6 million reduction in amortization expense, a $2.0 million reduction in depreciation expense, a $1.5 million reduction in litigation reserves, and other net cost reductions of $0.9 million.
Net loss for our domain segment increased from $4.7 million for the six months ended June 30, 2018 to $23.0 million for the six months ended June 30, 2019. This increase in net loss was primarily due to a $17.9 million increase in impairment charges, a $3.3 million reduction in revenue, a $2.4 million increase in income tax expense, and a $1.5 million increase in net costs impacting sales and marketing expense. These factors were partially offset by a $2.8 million reduction in net costs impacting cost of revenue, a $1.9 million decrease in interest expense, and other net cost reductions of $2.1 million.
Adjusted EBITDA on a consolidated basis decreased from $171.2 million for the six months ended June 30, 2018 to $154.8 million for the six months ended June 30, 2019. This decrease in adjusted EBITDA was a result of the adjusted EBITDA decrease in our web presence, email marketing and domain segments, as discussed below.
Adjusted EBITDA for our web presence segment decreased from $75.1 million for the six months ended June 30, 2018 to $66.2 million for the six months ended June 30, 2019. This decrease was primarily due to a decline in revenue of $17.6 million, an increase in net costs impacting engineering and development expense of $3.7 million, and an increase in net costs impacting general and administrative expense of $1.8 million. These factors were partially offset by a decrease in net costs impacting sales and marketing expense of $9.3 million and a decrease in net costs impacting cost of revenue of $4.9 million.
Adjusted EBITDA for our email marketing segment decreased from $91.0 million for the six months ended June 30, 2018 to $84.4 million for the six months ended June 30, 2019. This decrease was due primarily to an increase in net costs impacting sales and marketing expense of $5.2 million and an increase in net costs impacting engineering and development expense of $2.1 million. These factors were partially offset by increased revenue of $0.6 million and other net cost reductions of $0.1 million.

Adjusted EBITDA for our domain segment decreased from $5.1 million for the six months ended June 30, 2018 to $4.2 million for the six months ended June 30, 2019. This decrease was due primarily to lower revenue of $3.3 million, partially offset by lower domain registration costs of approximately $2.0 million and other net cost reductions of $0.4 million.
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
Operating Expense
We classify our operating expense into three main categories: sales and marketing, engineering and development, and general and administrative.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
	(in thousands)
Revenue	$287,770	$278,204	$579,126	$558,887
Cost of revenue (including impairment of $17,892 for the three and six months ended June 30, 2019)	130,746	139,587	264,652	263,441
Gross profit	157,024	138,617	314,474	295,446
Operating expense:
Sales and marketing	66,546	65,490	133,902	132,078
Engineering and development	21,959	25,348	41,876	49,042
General and administrative	30,744	31,124	69,519	62,517
Total operating expense	119,249	121,962	245,297	243,637
Income from operations	37,775	16,655	69,177	51,809
Other income (expense):
Interest income	227	314	431	605
Interest expense	(38,346)	(37,037)	(74,396)	(74,251)
Total other expense—net	(38,119)	(36,723)	(73,965)	(73,646)
Loss before income taxes and equity earnings of unconsolidated entities	(344)	(20,068)	(4,788)	(21,837)
Income tax (benefit) expense	(946)	6,160	(2,889)	7,879
Income (loss) before equity earnings of unconsolidated entities	602	(26,228)	(1,899)	(29,716)
Equity (income) loss of unconsolidated entities, net of tax	(25)	—	2	—
Net income (loss)	$627	$(26,228)	$(1,901)	$(29,716)
Comparison of Three Months Ended June 30, 2018 and 2019
Revenue

	Three Months Ended June 30,		Change
	2018	2019	Amount	%
	(dollars in thousands)
Revenue	$287,770	$278,204	$(9,566)	(3)%
Revenue decreased by $9.6 million, or 3%, from $287.8 million for the three months ended June 30, 2018 to $278.2 million for the three months ended June 30, 2019. This decrease was attributable to $8.5 million in reduced revenue from our web presence segment and $1.4 million in reduced revenue from our domain segment, offset by a $0.3 million increase in revenue from our email marketing segment, each of which are further discussed below.
Web presence segment revenue decreased by $8.5 million, or 6%, from $152.7 million for the three months ended June 30, 2018 to $144.2 million for the three months ended June 30, 2019. This decrease was primarily the result of lower revenue from the non-strategic brands discussed in the "Overview" section above.
Email marketing segment revenue increased by $0.3 million, or 0%, from $102.2 million for the three months ended June 30, 2018 to $102.5 million for the three months ended June 30, 2019. This increase was due to increased purchases from existing subscribers and price increases.
Domain segment revenue decreased by $1.4 million, or 4%, from $32.9 million for the three months ended June 30, 2018 to $31.5 million for the three months ended June 30, 2019. This decrease was primarily due to a $1.2 million reduction in non-subscription-based revenue, primarily premium domain name sales, and a $0.2 million reduction in revenue from our domain-focused brands.

Our revenue is generated primarily from our products and services delivered on a subscription basis, which include web hosting, domains, website builders, email marketing, search engine marketing and other similar services. We also generate non-subscription revenue through domain monetization and marketing development funds. Non-subscription revenue decreased from $9.4 million, or 3% of total revenue for the three months ended June 30, 2018 to $7.9 million, or 3% of total revenue for the three months ended June 30, 2019, primarily due to lower domain monetization revenue. Our domain monetization revenue from our BuyDomains brand has been, and may continue to be, negatively affected by lower demand in the secondary market for domain names.
Cost of Revenue

	Three Months Ended June 30,
	2018		2019		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Cost of revenue (including impairment of $17,892 for the three months ended June 30, 2019)	$130,746	45%	$139,587	50%	$8,841	7%
Cost of revenue increased by $8.8 million, or 7%, from $130.7 million for the three months ended June 30, 2018 to $139.6 million for the three months ended June 30, 2019. This increase was primarily due to an impairment charge of $17.9 million relating primarily to premium domain name intangible assets arising from a 2014 acquisition. This increase was partially offset by lower amortization expense of $4.6 million relating to intangible assets arising from our acquisitions, and other decreases in cost of revenue across our segments as discussed below.
Our cost of revenue contains a significant portion of non-cash expenses, in particular amortization expense for the intangible assets we have acquired through our acquisitions and any related impairments to those assets. The following table sets forth the significant non-cash components of cost of revenue:

	Three Months Ended June 30,
	2018	2019
	(in thousands)
Amortization expense	$25,978	$21,349
Depreciation expense	$10,889	$9,795
Stock-based compensation expense	$852	$967
Impairment charges	$—	17,892
Cost of revenue for our web presence segment decreased by $6.0 million, or 8%, from $77.0 million for the three months ended June 30, 2018 to $71.0 million for the three months ended June 30, 2019. This decrease was primarily due to the following factors: lower amortization expense of $2.7 million; lower data center costs of $2.2 million, primarily due to vendor pricing concessions; and lower domain registration costs of $0.7 million.
Cost of revenue for our email marketing segment decreased by $1.9 million, or 6%, from $30.8 million for the three months ended June 30, 2018 to $28.9 million for the three months ended June 30, 2019. This decrease was primarily due to lower amortization expense of $1.8 million.
Cost of revenue for our domain segment increased by $16.8 million, or 73%, from $23.0 million for the three months ended June 30, 2018 to $39.7 million for the three months ended June 30, 2019. This increase was primarily due to an impairment charge of $17.9 million relating to certain premium domain name intangible assets. This increase was partially offset by lower domain registration costs of $0.7 million.
Gross Profit

	Three Months Ended June 30,
	2018		2019		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Gross profit	$157,024	55%	$138,617	50%	$(18,407)	(12)%
Gross profit decreased by $18.4 million, or 12%, from $157.0 million for the three months ended June 30, 2018 to $138.6 million for the three months ended June 30, 2019. This decrease was primarily due to a decline of $2.5 million in web presence segment gross profit and an $18.1 million decline in domain segment gross profit, offset by a $2.2 million increase in gross profit from our email marketing segment. Our gross profit as a percentage of revenue decreased by five percentage points year over year, from 55% for the three months ended June 30, 2018 to 50% for the three months ended June 30, 2019.
The following table sets forth gross profit and the significant non-cash components of cost of revenue as a percentage of revenue:

	Three Months Ended June 30,
	2018	2019
	(dollars in thousands)
Revenue	$287,770	$278,204
Gross profit	$157,024	$138,617
Gross profit as % of revenue	55%	50%
Amortization expense as % of revenue	9%	8%
Depreciation expense as % of revenue	4%	4%
Impairment charges	—%	6%
Stock-based compensation expense as % of revenue	*	*

*	Less than 1%.
Web presence segment gross profit decreased by $2.5 million, or 3%, from $75.7 million for the three months ended June 30, 2018 to $73.2 million for the three months ended June 30, 2019. This decrease was primarily due to the decline in web presence segment revenue, partially offset by a decrease in cost of revenue, as described above. Our web presence gross profit as a percentage of revenue increased by one percentage point year over year, from 50% for the three months ended June 30, 2018 to 51% for the three months ended June 30, 2019.
Email marketing segment gross profit increased by $2.2 million, or 3%, from $71.4 million for the three months ended June 30, 2018 to $73.6 million for the three months ended June 30, 2019. This increase was primarily due to decreased cost of revenue, mostly due to lower amortization expense. Our email marketing gross profit as a percentage of revenue increased by two percentage points year over year, from 70% for the three months ended June 30, 2018 to 72% for the three months ended June 30, 2019.
Domain segment gross profit decreased by $18.1 million, or 182%, from $9.9 million for the three months ended June 30, 2018 to $(8.2) million for the three months ended June 30, 2019. This decrease was primarily due to increased cost of revenue as a result of an impairment charge in connection with premium domain name intangible assets, and, to a lesser extent, by reduced revenue as described above. Our domain gross profit as a percentage of revenue decreased by fifty-six percentage points year over year, from 30% for the three months ended June 30, 2018 to (26)% for the three months ended June 30, 2019.
Operating Expense

	Three Months Ended June 30,
	2018		2019		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Sales and marketing	$66,546	23%	$65,490	24%	$(1,056)	(2)%
Engineering and development	21,959	8%	25,348	9%	3,389	15%
General and administrative	30,744	11%	31,124	11%	380	1%
Total	$119,249	41%	$121,962	44%	$2,713	2%
Sales and Marketing. Sales and marketing expense decreased by $1.1 million, or 2%, from $66.5 million for the three months ended June 30, 2018 to $65.5 million for the three months ended June 30, 2019. Web presence segment sales and marketing expense declined by $4.1 million, which was partially offset by increased email marketing segment sales and marketing expense of $2.5 million and increased domain segment sales and marketing expense of $0.6 million.
Sales and marketing expense for our web presence segment decreased by $4.1 million, or 11%, from $38.3 million for the three months ended June 30, 2018 to $34.1 million for the three months ended June 30, 2019. This decrease was primarily due to lower marketing program spend.
Sales and marketing expense for our email marketing segment increased by $2.5 million, or 11%, from $23.4 million for the three months ended June 30, 2018 to $25.9 million for the three months ended June 30, 2019. The increase was due primarily to higher marketing program spend of $1.8 million and higher labor costs of $0.7 million.

Sales and marketing expense for our domain segment increased by $0.6 million, or 13%, from $4.9 million for the three months ended June 30, 2018 to $5.5 million for the three months ended June 30, 2019. The increase was due primarily to increases in marketing program spend.
Engineering and Development. Engineering and development expense increased by $3.4 million, or 15%, from $22.0 million for the three months ended June 30, 2018 to $25.3 million for the three months ended June 30, 2019. Web presence segment engineering and development expense increased by $1.9 million, email marketing segment engineering and development expense increased by $1.2 million, and domain segment engineering and development expense increased by $0.3 million. All of these cost increases were primarily related to higher labor costs as we continue to invest in our engineering and development resources.
General and Administrative. General and administrative expense increased by $0.4 million, or 1%, from $30.7 million for the three months ended June 30, 2018 to $31.1 million for the three months ended June 30, 2019. Stock-based compensation costs increased by $1.2 million, which was partially offset by other cost decreases, mainly legal fees. Our general and administrative expense primarily consists of consolidated corporate-wide support functions, and the costs of these functions are allocated between our three segments primarily based on relative revenues.
General and administrative expense for our web presence segment increased by $0.7 million, or 4%, from $16.6 million for the three months ended June 30, 2018 to $17.3 million for the three months ended June 30, 2019. General and administrative expense for our email marketing segment increased by $0.4 million, or 4%, from $10.4 million for the three months ended June 30, 2018 to $10.8 million for the three months ended June 30, 2019. General and administrative expense for our domain segment decreased by $0.7 million, or 20%, from $3.8 million for the three months ended June 30, 2018 to $3.0 million for the three months ended June 30, 2019.
Other Expense, Net

	Three Months Ended June 30,		Change
	2018	2019	Amount	%
	(dollars in thousands)
Other expense, net	$(38,119)	$(36,723)	$(1,396)	(4)%
Other expense, net decreased by $1.4 million, or 4%, from $38.1 million for the three months ended June 30, 2018 to $36.7 million for the three months ended June 30, 2019. The decrease was attributable to $1.4 million of decreased net interest expense, primarily due to lower average term loan balances.
Income Tax (Benefit) Expense

	Three Months Ended June 30,		Change
	2018	2019	Amount	%
	(dollars in thousands)
Income tax (benefit) expense	$(946)	$6,160	$7,106	(751)%
For the three months ended June 30, 2018 and 2019, we recognized an income tax benefit of $0.9 million and an income tax expense of $6.2 million, respectively, in the consolidated statements of operations and comprehensive loss. The income tax expense for the three months ended June 30, 2019 was primarily attributable to a federal and state current income tax expense of $1.5 million, a foreign current tax expense of $1.2 million, and a federal and state deferred tax expense of $3.6 million, partially offset by a foreign deferred tax benefit of $0.1 million. The income tax benefit for the three months ended June 30, 2018 was primarily attributable to a federal and state deferred tax benefit of $0.4 million, a federal and state current income tax benefit of $0.3 million, and a foreign current tax benefit of $0.3 million, partially offset by a foreign deferred tax expense of $0.1 million.
The increase in our income tax expense in the 2019 period is primarily due to higher valuation allowances on deferred tax assets related to interest expense deduction limitations, a greater portion of the full year expected income tax expense recognized in the 2019 period under the inter-period income tax guidance of ASC 740 as we incurred a greater portion of the expected full year net loss for the three months ended June 30, 2019, as compared to the 2018 period, and increased expenses for uncertain tax positions.
As discussed in Note 3 of the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, we revised our deferred income tax provision for the first and second quarters of 2018 to reflect an increase in net operating loss, or NOL, carry-forwards resulting from the reorganization and liquidation of certain affiliated entities which resulted in the recognition of a worthless stock loss of approximately $78.0 million during fiscal year 2017. As a result, we revised our provision (benefit) for income taxes for the three months ended June 30, 2018 from an expense of $1.7 million to a benefit of $0.9 million.

Comparison of Six Months Ended June 30, 2018 and 2019
Revenue

	Six Months Ended June 30,		Change
	2018	2019	Amount	%
	(dollars in thousands)
Revenue	$579,126	$558,887	$(20,239)	(3)%
Revenue decreased by $20.2 million, or 3%, from $579.1 million for the six months ended June 30, 2018 to $558.9 million for the six months ended June 30, 2019. This decrease was attributable to a decrease in revenue from our web presence segment and to a lesser extent from our domain segment, partially offset by growth from our email marketing segment as discussed below.
Web presence segment revenue decreased by $17.6 million, or 6%, from $307.7 million for the six months ended June 30, 2018 to $290.2 million for the six months ended June 30, 2019. This decrease was primarily the result of subscriber attrition in our non-strategic brands.
Email marketing segment revenue increased by $0.6 million, or 0%, from $204.6 million for the six months ended June 30, 2018 to $205.2 million for the six months ended June 30, 2019. This increase was due to increased purchases from existing subscribers and price increases.
Domain segment revenue decreased by $3.3 million, or 5%, from $66.8 million for the six months ended June 30, 2018 to $63.5 million for the six months ended June 30, 2019. This decrease was primarily due to a $1.8 million reduction in domain monetization revenue, with the balance of the decrease relating to reduced revenue from our domain-focused brands.
Our revenue is generated primarily from our products and services delivered on a subscription basis, which include web hosting, domains, website builders, search engine marketing and other similar services. We also generate non-subscription revenue through domain monetization and marketing development funds. Non-subscription revenue decreased from $18.4 million, or 3% of total revenue, for the six months ended June 30, 2018 to $16.1 million, or 3% of total revenue, for the six months ended June 30, 2019, due primarily to a decrease in marketing development funds.
Cost of Revenue

	Six Months Ended June 30,
	2018		2019		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Cost of revenue (including impairment of $17,892 for the six months ended June 30, 2019)	$264,652	46%	$263,441	47%	$(1,211)	—%
Cost of revenue decreased by $1.2 million, or 0%, from $264.7 million for the six months ended June 30, 2018 to $263.4 million for the six months ended June 30, 2019. Web presence segment cost of revenue decreased by $13.0 million and email marketing segment cost of revenue decreased by $3.5 million, while domain segment cost of revenue increased by $15.2 million.
Our cost of revenue contains a significant portion of non-cash expenses, in particular amortization expense for the intangible assets we have acquired through our acquisitions and any related impairments to those assets. The following table sets forth the significant non-cash components of cost of revenue:

	Six Months Ended June 30,
	2018	2019
	(dollars in thousands)
Amortization expense	$51,713	$42,469
Depreciation expense	22,015	19,844
Impairment charges	$—	$17,892
Stock-based compensation expense	$2,395	$1,882

Cost of revenue for our web presence segment decreased by $13.0 million, or 8%, from $157.7 million for the six months ended June 30, 2018 to $144.7 million for the six months ended June 30, 2019. This decrease was primarily due to lower amortization expense of $5.6 million; lower data center costs of $2.9 million; lower stock-based compensation of $1.1 million; lower depreciation of $1.1 million; and lower third-party application costs of $1.2 million. The balance of the decrease related primarily to domain registration costs.

Cost of revenue for our email marketing segment decreased by $3.5 million, or 6%, from $61.0 million for the six months ended June 30, 2018 to $57.6 million for the six months ended June 30, 2019. This decrease was primarily due to a reduction in amortization expense of $3.6 million.

Cost of revenue for our domain segment increased by $15.2 million, or 33%, from $45.9 million for the six months ended June 30, 2018 to $61.2 million for the six months ended June 30, 2019. This increase was primarily due to an increase in impairment charges of $17.9 million in connection with certain premium domain name intangible assets, which was partially offset by lower domain registration costs.

Gross Profit

	Six Months Ended June 30,
	2018		2019		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Gross profit	$314,474	54%	$295,446	53%	$(19,028)	(6)%
Gross profit decreased by $19.0 million, or 6%, from $314.5 million for the six months ended June 30, 2018 to $295.4 million for the six months ended June 30, 2019. Email marketing gross profit increased by $4.1 million, domain gross profit decreased by $18.5 million, and web presence gross profit decreased by $4.6 million. Our gross profit as a percentage of revenue decreased by one percentage point from 54% for the six months ended June 30, 2018 to 53% for the six months ended June 30, 2019, mainly due to the impairment charge impacting the domain segment. The following table sets forth gross profit and the significant non-cash components of cost of revenue as a percentage of revenue:

	Six Months Ended June 30,
	2018	2019
	(dollars in thousands)
Revenue	$579,126	$558,887
Gross profit	$314,474	$295,446
Gross profit % of revenue	54%	53%
Amortization expense % of revenue	9%	8%
Depreciation expense % of revenue	4%	4%
Impairment charges % of revenue	—%	3%
Stock-based compensation expense % of revenue	*	*

*	Less than 1%.

Web presence segment gross profit decreased by $4.6 million, or 3%, from $150.1 million for the six months ended June 30, 2018 to $145.5 million for the six months ended June 30, 2019. This decrease was primarily due to the $17.6 million decrease in revenue as described above, partially offset by a $12.9 million decline in cost of revenue. Our web presence gross profit as a percentage of revenue increased by one percentage point year over year, from 49% for the six months ended June 30, 2018 to 50% for the six months ended June 30, 2019. This increase in gross profit percentage is primarily attributable to the reduction in cost of revenue, which decreased by a bigger percentage than the decrease in revenue.
Email marketing segment gross profit increased by $4.1 million, or 3%, from $143.6 million for the six months ended June 30, 2018 to $147.6 million for the six months ended June 30, 2019. This increase was primarily due to the increase in email marketing revenue discussed above, combined with the decrease in cost of revenue. Our email marketing segment gross profit as a percentage of revenue increased by two percentage points year over year, from 70% for the six months ended June 30, 2018 to 72% for the six months ended June 30, 2019. This increase was primarily the result of the reduction in cost of revenue.

Domain segment gross profit decreased by $18.5 million, or 89%, from $20.8 million for the six months ended June 30, 2018 to $2.4 million for the six months ended June 30, 2019, primarily due to an impairment charge of $17.9 million relating to certain premium domain name intangible assets. Our domain segment gross profit as a percentage of revenue decreased by twenty-seven percentage points year over year, from 31% for the six months ended June 30, 2018 to 4% for the six months ended June 30, 2019.
Operating Expense

	Six Months Ended June 30,
	2018		2019		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Sales and marketing	$133,902	23%	$132,078	24%	$(1,824)	(1)%
Engineering and development	41,876	7%	49,042	9%	7,166	17%
General and administrative	69,519	12%	62,517	11%	(7,002)	(10)%
Total	$245,297	42%	$243,637	44%	$(1,660)	(1)%
Sales and Marketing. Sales and marketing expense decreased by $1.8 million, or 1%, from $133.9 million for the six months ended June 30, 2018 to $132.1 million for the six months ended June 30, 2019. This decrease was due to lower sales and marketing expense in our web presence segment, partially offset by higher sales and marketing expense in our email marketing and domain segments, as further discussed below. Sales and marketing expenses for the six months ended June 30, 2019 were impacted by $2.9 million of increased deferrals of customer acquisition costs as we shifted more of our marketing program spend to success-based referral programs. A significant portion of these increased customer acquisition cost deferrals occurred during the first quarter of fiscal year 2019.
Sales and marketing expense for our web presence segment decreased by $8.7 million, or 11%, from $75.6 million for the six months ended June 30, 2018 to $66.9 million for the six months ended June 30, 2019. This decrease was primarily due to a $9.9 million decrease in marketing program spend, which was partially offset by a $0.7 million increase in stock-based compensation expense and other labor related cost decreases.
Sales and marketing expense for our email marketing segment increased by $5.1 million, or 11%, from $48.6 million for the six months ended June 30, 2018 to $53.8 million for the six months ended June 30, 2019. This increase was primarily due to an increase in labor costs of $3.0 million, and the balance related primarily to higher marketing program spend.
Sales and marketing expense for our domain segment increased by $1.7 million, or 18%, from $9.6 million for the six months ended June 30, 2018 to $11.4 million for the six months ended June 30, 2019. The increase was due primarily to an increase in marketing program spend of $1.3 million, with the balance related to an increase in labor costs.
Engineering and Development. Engineering and development expense increased by $7.2 million, or 17%, from $41.9 million for the six months ended June 30, 2018 to $49.0 million for the six months ended June 30, 2019. Web presence segment engineering and development expense increased by $3.8 million, email marketing segment engineering and development expense increased by $2.7 million, and domain segment engineering and development expense increased by $0.7 million. All of these cost increases were primarily related to higher labor costs as we continue to invest in our engineering and development resources.
General and Administrative. General and administrative expense decreased by $7.0 million, or 10%, from $69.5 million for the six months ended June 30, 2018 to $62.5 million for the six months ended June 30, 2019. This decrease was primarily related to decreased litigation related reserves of $8.3 million, partially offset by higher stock-based compensation expense. Our general and administrative expense primarily consists of consolidated corporate-wide support functions, and the costs of these functions are allocated between our three segments primarily based on relative revenues.
General and administrative expense for our web presence segment decreased by $4.0 million, or 10%, from $38.7 million for the six months ended June 30, 2018 to $34.7 million for the six months ended June 30, 2019. General and administrative expense for our email marketing segment increased by $0.1 million, or 1%, from $21.6 million for the six months ended June 30, 2018 to $21.7 million for the six months ended June 30, 2019. General and administrative expense for our domain segment decreased by approximately $3.1 million, or 34%, from $9.2 million for the six months ended June 30, 2018 to $6.0 million for the six months ended June 30, 2019.

Other Expense, Net

	Six Months Ended June 30,		Change
	2018	2019	Amount	%
	(dollars in thousands)
Other expense, net	$(73,965)	$(73,646)	$(319)	—%
Other expense, net decreased by $0.3 million, or 0%, from $74.0 million for the six months ended June 30, 2018 to $73.6 million for the six months ended June 30, 2019. The decrease was primarily due to $1.6 million of interest costs incurred in connection with our 2018 refinancing and lower term loan balances, partially offset by higher LIBOR interest rates.
Income Tax (Benefit) Expense

	Six Months Ended June 30,		Change
	2018	2019	Amount	%
	(dollars in thousands)
Income tax (benefit) expense	$(2,889)	$7,879	$10,768	(373)%
For the six months ended June 30, 2018 and 2019, we recognized a tax benefit of $2.9 million and an expense of $7.9 million, respectively, in the consolidated statements of operations and comprehensive loss. The income tax expense for the six months ended June 30, 2019 was attributable to a federal and state deferred tax expense of $2.8 million, a federal and state current tax expense of $3.6 million, and a foreign current tax expense of $1.6 million, partially offset by a foreign deferred tax benefit of $0.1 million. The income tax benefit for the six months ended June 30, 2018 was primarily attributable to a federal and state deferred tax benefit of $4.1 million and a foreign deferred tax benefit of $0.1 million, partially offset by a federal and state current tax expense of $0.4 million and a foreign current tax expense of $0.9 million.
The increase in our income tax expense in the 2019 period is primarily due to higher valuation allowances on deferred tax assets related to interest expense deduction limitations, a greater portion of the full year expected income tax expense recognized in the 2019 period under the inter-period income tax guidance of ASC 740 as we incurred a greater portion of the expected full year net loss for the six months ended June 30, 2019, as compared to the 2018 period, and increased expenses for uncertain tax positions.
As discussed in Note 3 of the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, we revised our deferred income tax provision for the first and second quarters of 2018 to reflect an increase in NOL carry-forwards resulting from the reorganization and liquidation of certain affiliated entities which resulted in the recognition of a worthless stock loss of approximately $78.0 million during fiscal year 2017. As a result, we revised our provision (benefit) for income taxes for the six months ended June 30, 2018 from an expense of $4.3 million to a benefit of $2.9 million.
Liquidity and Capital Resources
Sources of Liquidity
We have funded our operations since inception primarily with cash flows generated by operations, borrowings under our credit facilities and public offerings of our securities.
First Lien Term Loan Facility. We entered into our current first lien term loan facility, which we refer to as the "Term Loan", on June 20, 2018. The Term Loan was issued at par with an original balance of $1,580.3 million and has a maturity date of February 9, 2023. The Term Loan automatically bears interest at an alternate base rate unless we give notice to opt for the LIBOR-based interest rate. The LIBOR-based interest rate for the Term Loan is 3.75% per annum plus the greater of an adjusted LIBOR and 1.00%. The alternate base rate for the Term Loan is 2.75% per annum plus the greatest of the prime rate, the federal funds effective rate plus 0.50%, an adjusted LIBOR for a one-month interest period plus 1.00%, and 2.00%. The Term Loan requires quarterly mandatory repayments of principal. During the six months ended June 30, 2019, we made two mandatory repayments of $7.9 million each and two voluntary prepayments of $17.1 million each, for a total repayment of $50.0 million.
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
Senior Notes. Our wholly owned subsidiary, EIG Investors Corp., issued $350.0 million aggregate principal amount of senior notes, which we refer to as the "Senior Notes", on February 9, 2016. The Senior Notes were issued at a price of 98.065% of par and have a maturity date of February 1, 2024. The Senior Notes bear interest at the rate of 10.875% per annum. We have the right to redeem all or part of the Senior Notes at any time for a premium which is based on the applicable redemption date. On January 30, 2017, we completed a registered exchange offer for the Senior Notes, as required under the registration rights agreement we entered into with the initial purchasers of the Senior Notes. All of the $350.0 million aggregate principal amount of the Senior Notes was validly tendered for exchange as part of this exchange offer. The registration rights agreement also obligated us to use reasonable efforts to cause to become effective a registration statement providing for the registration of certain secondary transactions in the Senior Notes by Goldman, Sachs & Co. and its affiliates. The Senior Notes have been fully and unconditionally guaranteed, on a senior unsecured basis, by us and our subsidiaries that guarantee the Senior Credit Facilities.
As of June 30, 2019, we had cash and cash equivalents totaling $90.8 million and negative working capital of $307.5 million, which included the $31.6 million current portion of the Term Loan. There was no balance outstanding on the Revolver as of June 30, 2019. In addition, we had approximately $1,754.2 million of long-term indebtedness, including deferred financing costs, outstanding under the Term Loan and the Senior Notes. We also had $475.3 million of short-term and long-term deferred revenue, which is not expected to be payable in cash.

LIBOR Phase-Out

The U.K. Financial Conduct Authority announced in 2017 that it intends to phase out LIBOR by the end of 2021. We are evaluating the impact of the expected discontinuation of LIBOR on our Term Loan, Revolver, outstanding interest rate cap, and other contracts. Please refer to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 21, 2019, for a discussion of potential risks regarding the LIBOR phase-out.
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
Senior Notes
The indenture governing the Senior Notes contains covenants that limit our ability to, among other things, incur additional debt or issue certain preferred shares; pay dividends on or make other distributions in respect of capital stock; make other restricted payments; make certain investments; sell or transfer certain assets; create liens on certain assets to secure debt; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and enter into certain transactions with affiliates. Upon a change of control as defined in the indenture, we or EIG Investors Corp. must offer to repurchase the Senior Notes at 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, up to, but not including, the repurchase date. These covenants are subject to a number of important limitations and exceptions.

The indenture also provides for events of default, which, if any of them occurs, may permit or, in certain circumstances, require the principal, premium, if any, interest and any other monetary obligations on all the then outstanding Senior Notes to be due and payable immediately.
We were in compliance with all covenants under the Senior Credit Facilities and the Senior Notes at June 30, 2019.
Secured Net Leverage Ratio
The Senior Credit Facilities require that we comply with a financial covenant to maintain a maximum ratio of consolidated senior secured net indebtedness on the date of determination to an adjusted consolidated EBITDA measure, which we refer to as "Bank Adjusted EBITDA", for the most recently completed four quarters (which we refer to as trailing twelve months, or "TTM"). This net leverage ratio is tested as of the last day of each fiscal quarter and may not exceed 6.00 to 1.00. As of June 30, 2019, we were in compliance with this covenant.
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

As of June 30, 2019, our secured net leverage ratio on a TTM basis was 4.28 to 1.00 and was calculated as follows:

	For the three months ended,
	September 30, 2018	December 31, 2018	March 31, 2019	June 30, 2019	TTM
	(in thousands, except ratios)
Net income (loss)	$(6,335)	$12,770	$(3,488)	$(26,228)	$(23,281)
Interest expense	37,527	37,557	37,214	37,037	149,335
Income tax expense (benefit)	11,715	(15,072)	1,719	6,160	4,522
Depreciation	11,889	11,454	11,206	10,899	45,448
Amortization of other intangible assets	26,177	25,258	21,120	21,349	93,904
Stock-based compensation	7,550	7,132	9,016	9,354	33,052
Integration and restructuring costs	197	347	2,015	183	2,742
Transaction expenses and charges	—	—	—	—	—
Loss of unconsolidated entities	—	265	—	—	265
Impairment of long-lived assets	—	—	—	17,892	17,892
Gain on assets, not ordinary course	—	—	—	—	—
Legal advisory and related expenses	(832)	159	400	465	192
Billed revenue to GAAP revenue adjustment	(4,834)	(8,035)	10,385	(3,143)	(5,627)
Adjustment for domain registration cost on a cash basis	1,299	1,255	(2,441)	1,421	1,534
Currency translation	(17)	(506)	29	63	(431)
Bank Adjusted EBITDA	$84,336	$72,584	$87,175	$75,452	$319,547
Current portion of notes payable					31,606
Current portion of financed equipment					4,583
Notes payable - long term					1,725,326
Financed equipment - long term					—
Original issue discounts and deferred financing costs					48,070
Less:
Unsecured notes					(350,000)
Cash					(90,818)
Certain permitted restricted cash					(100)
Net senior secured indebtedness					$1,368,667
Net leverage ratio					4.28
Maximum net leverage ratio					6.00

Cash and Cash Equivalents
As of June 30, 2019, our cash and cash equivalents were primarily held for working capital purposes and for required principal and interest payments under our indebtedness. A majority of our cash and cash equivalents was held in operating accounts. Our cash and cash equivalents increased by $2.2 million from $88.6 million at December 31, 2018 to $90.8 million at June 30, 2019. Of the $90.8 million cash and cash equivalents we had at June 30, 2019, $28.7 million was held in foreign countries, and due to tax and accounting reasons, we do not plan to repatriate this cash in the near future. We used cash on hand at December 31, 2018 and cash flows from operations to purchase property and equipment and to make our debt payments on our Term Loan, as described under "Financing Activities" below. Our future capital requirements will depend on many factors including, but not limited to our growth rate, our level of sales and marketing activities, the development and introduction of new and enhanced products and services, market acceptance of our solutions, potential settlements of legal proceedings, acquisitions, and our gross profits and operating expenses. We believe that our current cash and cash equivalents and operating cash flows will be sufficient to meet our anticipated working capital and capital expenditure requirements, as well as our required principal and interest payments under our indebtedness, for at least the next 12 months.
The following table shows our purchases of property and equipment, principal payments on property, plant and equipment financing obligations, depreciation, amortization and cash flows from operating activities, investing activities and financing activities for the stated periods:

	Six Months Ended June 30,
	2018	2019
	(dollars in thousands)
Purchases of property and equipment	$(13,381)	$(16,164)
Principal payments on financed equipment	(3,909)	(3,861)
Depreciation	24,864	22,105
Amortization	57,076	48,296
Impairment of long lived assets	—	17,892
Cash flows provided by operating activities	82,252	74,729
Cash flows used in investing activities	(13,381)	(16,164)
Cash flows used in financing activities	(59,332)	(56,339)
Capital Expenditures
Our capital expenditures on the purchase of property and equipment for the six months ended June 30, 2018 and 2019 were $13.4 million and $16.2 million, respectively. The remaining balance payable on the property, plant and equipment financings was $4.6 million as of June 30, 2019. We expect our capital expenditures to remain consistent with fiscal year 2018 levels in the near term as we continue to enhance our internal software tools, upgrade and replace data center assets as these assets reach the end of their useful life, and to a lesser extent, continue to enhance our disaster recovery program.
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
Net cash provided by operating activities decreased from $82.3 million for the six months ended June 30, 2018 to $74.7 million for the six months ended June 30, 2019. This decrease was primarily the result of lower revenue and billings and a higher level of investment in engineering and development resources, which were partially offset by lower interest rate cap payments of $5.7 million, lower payments for restructuring expenses of $4.4 million, and lower interest payments of $4.1 million.
Investing Activities
Cash flows used in investing activities consist primarily of the purchase of property and equipment, acquisition consideration payments, and changes in restricted cash balances.
During the six months ended June 30, 2019, net cash used in investing activities was $16.2 million, which was used to purchase property and equipment.

During the six months ended June 30, 2018, net cash used in investing activities was $13.4 million, which was used to purchase property and equipment.
Financing Activities
Cash flows used in financing activities consist primarily of the net change in our overall indebtedness, payment of associated financing costs, payment of deferred consideration for our acquisitions and the issuance or repurchase of equity.
During the six months ended June 30, 2019, cash flows used in financing activities was $56.3 million. We paid $50.0 million of principal payments related to our Term Loan. Included in the $50.0 million were mandatory repayments of $15.8 million and voluntary prepayments of $34.2 million. We also made $3.9 million of principal payments related to property, plant and equipment financing obligations and $2.5 million of deferred financing consideration payments relating to AppMachine.
During the six months ended June 30, 2018, cash flows used in financing activities was $59.3 million. We paid $1,630.7 million of term loan principal payments, mostly in connection with the June 2018 repricing of our previously outstanding term loan, from which we received net proceeds of $1,580.3 million. Included in the $1,630.7 million were mandatory repayments of $16.4 million and voluntary prepayments of $34.0 million. We also made $3.9 million of principal payments related to property, plant and equipment financing obligations and $4.2 million of deferred financing consideration payments relating to AppMachine. In addition, we paid $1.3 million for deferred financing costs relating to the 2018 repricing. These payments were partially offset by $0.5 million that we received from the exercise of stock options.
Free Cash Flow
Free cash flow, or FCF, is a non-GAAP financial measure that we calculate as GAAP cash flows from operations less capital expenditures and financed equipment. We believe that FCF provides investors with an indicator of our ability to generate positive cash flows after meeting our obligations with regard to capital expenditures (including property, plant and financed equipment).
The following table reflects the reconciliation of cash flows from operations to free cash flow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
	(in thousands)
Cash flows from operations	$29,892	$59,680	$82,252	$74,729
Less:
Capital expenditures and financed equipment(1)	(9,806)	(12,032)	(17,290)	(20,025)
Free cash flow	$20,086	$47,648	$64,962	$54,704

(1) Capital expenditures during three and six months ended June 30, 2018 includes $1.7 million and $3.9 million, respectively, of principal payments under a three-year agreement for equipment financing. Capital expenditures during the three and six months ended June 30, 2019 includes $1.3 million and $3.9 million, respectively, of principal payments under a two-year agreement for equipment financing. The remaining balance on the equipment financing is $4.6 million as of June 30, 2019.
FCF increased by $27.6 million from $20.1 million for the three months ended June 30, 2018 to $47.6 million for the three months ended June 30, 2019. FCF was favorably impacted mainly due to the following factors: lower litigation related payments of $8.0 million; lower interest payments of $6.3 million, primarily due to lower average term loan balances; lower interest rate cap payments of $5.7 million; lower payments for taxes of $2.7 million; and lower payments for restructuring expenses of $1.8 million. The balance of the increase was primarily related to timing of vendor payments. These increases were partially offset by lower revenue and billings, and increases in capital expenditures and payments for financed equipment of $2.2 million.
FCF decreased by $10.3 million from $65.0 million for the six months ended June 30, 2018 to $54.7 million for the six months ended June 30, 2019. FCF was unfavorably impacted by lower revenue and billings and a higher level of investment in engineering and development resources. In addition, capital spending increased by $2.7 million. These decreases in FCF were partially offset by lower payments for interest rate cap of $5.7 million, lower payments for restructuring expenses of $4.4 million, and lower interest payments of $4.1 million.
Net Operating Loss (NOL) Carry-forwards
As of December 31, 2018, we had NOL carry-forwards available to offset future U.S. federal taxable income of approximately $127.0 million and future state taxable income of approximately $125.3 million. These NOL carry-forwards expire on various dates through 2038. We are currently expecting to utilize the majority of these NOL carry-forwards by the end of fiscal year 2019.
As of December 31, 2018, we had NOL carry-forwards in foreign jurisdictions available to offset future foreign taxable income by approximately $13.8 million, consisting of the following:

Jurisdiction	Available Loss Carry-forwards	Year Loss Carry-forwards Begin to Expire
	(in millions)
China	$0.9	2020
India	0.6	2020
Netherlands	12.1	2020
Singapore	0.3	n/a (indefinite carry-over period)
Utilization of the U.S. NOL carry-forwards may be subject to an annual limitation due to the ownership percentage change limitations under Section 382 of the Internal Revenue Code, which we refer to as Section 382 Limitations. Ownership changes can limit the amount of net operating loss and other tax attributes that a company can use each year to offset future taxable income and taxes payable. Although we have experienced a number of ownership changes over time, we do not currently have any Section 382 Limitations on our ability to utilize NOL carry-forwards.
Contractual Obligations and Commitments
There have been no significant changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K filed with the SEC on February 21, 2019, except as it relates to our long-term debt obligations and lease obligations (as a result of adoption of ASC 842 during the three months ended March 31, 2019). The following table summarizes these debt and lease-related contractual obligations as of June 30, 2019:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt and lease obligations:
Principal payments on term loan facility and notes	$1,805,002	$31,606	$63,212	$1,360,184	$350,000
Principal payments on lease obligations	$136,841	$28,887	$46,183	$38,756	$23,015
Total principal payments relating to our long-term debt and lease obligations	$1,941,843	$60,493	$109,395	$1,398,940	$373,015

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
Interest Rate Sensitivity
We had cash and cash equivalents of $90.8 million at June 30, 2019, the majority of which was held in operating accounts for working capital purposes and other general corporate purposes, which includes payment of principal and interest under our indebtedness. As of June 30, 2019, we had approximately $1,455.0 million outstanding under our Term Loan, $350.0 million outstanding under the Senior Notes and $0.0 million outstanding under the Revolver.
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
Based on our aggregate indebtedness outstanding under our Term Loan of $1,455.0 million as of June 30, 2019, a 100 basis point increase in the current LIBOR rate would result in a $14.7 million increase in our aggregate interest payments over a 12-month period, and a 100 basis point decrease in the current LIBOR rate would result in a $14.7 million decrease in our interest payments.
We have entered into two interest rate caps as part of our risk management strategy. The three-year interest rate cap we entered into in December 2015 limited our exposure beginning on February 29, 2016 to interest rate increases over 2.00% on $500.0 million of our Term Loan. The December 2015 interest rate cap matured in February 2019. The three-year interest rate cap we entered into in June 2018 limits our exposure beginning on August 28, 2018 to interest rate increases over 3.00% on $800.0 million of our Term Loan. The LIBOR interest rate applicable to our Term Loan as of June 30, 2019 was approximately 2.52%.
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
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

As of June 30, 2019, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation of our disclosure controls and procedures as of June 30, 2019, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2019, there has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
As previously disclosed, we have been named as a defendant in two shareholder litigation matters. There have been no material developments in these legal proceedings since the disclosure provided in Part II, Item 1 of the Quarterly Report on Form 10-Q for the period ended March 31, 2019, filed with the SEC on May 3, 2019. For more information on these legal proceedings, see Note 15 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Neither the ultimate outcome of these shareholder litigation matters, nor an estimate of any probable losses or any reasonably possible losses (other than the shareholder litigation reserves recorded specifically for these matters), can be assessed at this time.
ITEM 1A. Risk Factors
There were no material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 21, 2019.
ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number
2.1*	Agreement and Plan of Merger, dated October 30, 2015, by and among Constant Contact, Inc., the Registrant, and Paintbrush Acquisition Corporation	8-K	001-36131	November 2, 2015	2.1
3.1	Restated Certificate of Incorporation of the Registrant	S-1/A	333-191061	October 23, 2013	3.3
3.2	Amended and Restated By-Laws of the Registrant	8-K	001-36131	January 30, 2017	3.1
4.1	Specimen certificate evidencing shares of common stock of the Registrant	S-1/A	333-191061	October 8, 2013	4.1

4.2	Second Amended and Restated Registration Rights Agreement, dated as of October 24, 2013, by and among the Registrant and the other parties thereto	10-Q	001-36131	November 7, 2014	4.2
4.3	Stockholders Agreement, dated as of October 24, 2013, by and among the Registrant and certain holders of the Registrant’s common stock	10-Q	001-36131	November 7, 2014	4.3
4.4	Indenture (including form of Note), dated as of February 9, 2016, among EIG Investors Corp., the Registrant, the Endurance Guarantors party thereto and Wilmington Trust, National Association, as trustee	8-K	001-36131	February 10, 2016	4.1
4.5	Exchange and Registration Rights Agreement, dated as of February 9, 2016, among EIG Investors Corp., the Registrant, the Endurance Guarantors party thereto, Goldman, Sachs & Co., Credit Suisse Securities (USA) LLC and Jefferies LLC	10-Q	001-36131	May 9, 2016	4.6
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

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

ENDURANCE INTERNATIONAL GROUP HOLDINGS, INC.

Date: August 5, 2019	By:	/s/ Marc Montagner
Marc Montagner
Chief Financial Officer (Principal Financial Officer)