Form 10-Q
period 2019-09-30
Endurance International Group Holdings, Inc.
filed 2019-11-04
CIK 1237746

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2019, there were 146,405,002 shares of the issuer’s common stock, $0.0001 par value per share, outstanding.

Endurance International Group Holdings, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31, 2018	September 30, 2019
Assets		(unaudited)
Current assets:
Cash and cash equivalents	$88,644	$84,465
Restricted cash	1,932	1,832
Accounts receivable	12,205	12,139
Prepaid domain name registry fees	56,779	56,555
Prepaid commissions	41,458	40,528
Prepaid and refundable taxes	7,235	13,070
Prepaid expenses and other current assets	27,855	23,137
Total current assets	236,108	231,726
Property and equipment—net	92,275	86,318
Operating lease right-of-use assets	—	98,064
Goodwill	1,849,065	1,854,829
Other intangible assets—net	352,516	273,329
Deferred financing costs—net	2,656	2,000
Investments	15,000	15,000
Prepaid domain name registry fees, net of current portion	11,207	11,139
Prepaid commissions, net of current portion	42,472	47,776
Other assets	5,208	2,292
Total assets	$2,606,507	$2,622,473
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,449	$10,171
Accrued expenses	79,279	67,267
Accrued taxes	2,498	1,783
Accrued interest	25,259	14,526
Deferred revenue	371,758	375,729
Operating lease liabilities—short term	—	22,474
Current portion of notes payable	31,606	31,606
Current portion of financed equipment	8,379	2,637
Deferred consideration—short term	2,425	2,181
Other current liabilities	3,147	2,216
Total current liabilities	536,800	530,590
Long-term deferred revenue	96,140	99,257
Operating lease liabilities—long term	—	84,594
Notes payable—long term, net of original issue discounts of $21,349 and $18,013 and deferred financing costs of $31,992 and $27,318, respectively	1,770,055	1,703,065
Deferred tax liability	16,457	20,231
Deferred consideration—long term	1,364	—
Other liabilities	11,237	6,308
Total liabilities	2,432,053	2,444,045
Stockholders’ equity:
Preferred Stock—par value $0.0001; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock—par value $0.0001; 500,000,000 shares authorized; 143,444,515 and 146,140,876 shares issued at December 31, 2018 and September 30, 2019, respectively; 143,444,178 and 146,140,876 outstanding at December 31, 2018 and September 30, 2019, respectively	14	15
Additional paid-in capital	961,235	988,773
Accumulated other comprehensive loss	(3,211)	(4,876)
Accumulated deficit	(783,584)	(805,484)
Total stockholders’ equity	174,454	178,428
Total liabilities and stockholders’ equity	$2,606,507	$2,622,473
See accompanying notes to consolidated financial statements.

Endurance International Group Holdings, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
Revenue	$283,770	$277,193	$862,896	$836,080
Cost of revenue (including impairment of $0 and $17,892, respectively, for the three and nine months ended September 30, 2019)	128,945	120,755	393,597	384,196
Gross profit	154,825	156,438	469,299	451,884
Operating expense:
Sales and marketing	63,831	59,143	197,733	191,221
Engineering and development	22,683	28,257	64,559	77,299
General and administrative	25,693	30,309	95,212	92,826
Total operating expense	112,207	117,709	357,504	361,346
Income from operations	42,618	38,729	111,795	90,538
Other income (expense):
Interest income	289	305	720	910
Interest expense	(37,527)	(36,057)	(111,923)	(110,308)
Total other expense—net	(37,238)	(35,752)	(111,203)	(109,398)
Income (loss) before income taxes and equity earnings of unconsolidated entities	5,380	2,977	592	(18,860)
Income tax expense (benefit)	11,715	(4,839)	8,826	3,040
(Loss) income before equity earnings of unconsolidated entities	(6,335)	7,816	(8,234)	(21,900)
Equity loss of unconsolidated entities, net of tax	—	—	2	—
Net (loss) income	$(6,335)	$7,816	$(8,236)	$(21,900)
Comprehensive (loss) income:
Foreign currency translation adjustments	(644)	(1,001)	(2,489)	(1,054)
Unrealized gain (loss) on cash flow hedge, net of tax (expense) benefit of ($182) and $626 for the three and nine months ended September 30, 2018, respectively, and ($70) and $200 for the three and nine months ended September 30, 2019, respectively	812	240	1,996	(611)
Total comprehensive (loss) income	$(6,167)	$7,055	$(8,729)	$(23,565)
Basic net (loss) income per share	$(0.04)	$0.05	$(0.06)	$(0.15)
Diluted net (loss) income per share	$(0.04)	$0.05	$(0.06)	$(0.15)
Weighted-average common shares used in computing net (loss) income per share:
Basic	143,107,122	145,951,755	141,946,574	144,932,834
Diluted	143,107,122	146,301,595	141,946,574	144,932,834

See accompanying notes to consolidated financial statements.

Endurance International Group Holdings, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Gain	Accumulated Deficit	Total Stockholders’ Equity
	Number	Amount
Balance—December 31, 2017	140,190,695	$14	$931,033	$(541)	$(847,501)	$83,005
Vesting of restricted shares	262,454	—	—	—	—	—
Exercise of stock options	4,338	—	25	—	—	25
Other comprehensive gain (loss)	—	—	—	1,621	—	1,621
Adjustment to beginning retained earnings resulting from adoption of ASC 606, net of tax impact of $7.0 million	—	—	—	—	59,383	59,383
Net loss	—	—	—	—	(2,528)	(2,528)
Reclassification of stock-compensation liability award	—	—	250	—	—	250
Stock-based compensation	—	—	6,992	—	—	6,992
Balance—March 31, 2018	140,457,487	14	938,300	1,080	(790,646)	148,748
Vesting of restricted shares	2,342,606	—	—	—	—	—
Exercise of stock options	67,899	—	431	—	—	431
Other comprehensive gain (loss)	—	—	—	(2,281)	—	(2,281)
Net income	—	—	—	—	627	627
Stock-based compensation	—	—	7,390	—	—	7,390
Balance—June 30, 2018	142,867,992	14	946,121	(1,201)	(790,019)	154,915
Vesting of restricted shares	399,378	—	—	—	—	—
Exercise of stock options	39,041	—	300	—	—	300
Other comprehensive gain (loss)	—	—	—	168	—	168
Net loss	—	—	—	—	(6,335)	(6,335)
Stock-based compensation	—	—	7,550	—	—	7,550
Balance—September 30, 2018	143,306,411	$14	$953,971	$(1,033)	$(796,354)	$156,598
Vesting of restricted shares	117,641	—	—	—	—	—
Exercise of stock options	20,126	—	131	—	—	131
Other comprehensive gain (loss)	—	—	—	(2,178)	—	(2,178)
Net income	—	—	—	—	12,770	12,770
Stock-based compensation	—	—	7,133	—	—	7,133
Balance—December 31, 2018	143,444,178	14	961,235	(3,211)	(783,584)	174,454

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Gain	Accumulated Deficit	Total Stockholders’ Equity
	Number	Amount
Balance—December 31, 2018	143,444,178	$14	$961,235	$(3,211)	$(783,584)	$174,454
Vesting of restricted shares	116,526	—	—	—	—	—
Exercise of stock options	892	—	5	—	—	5
Other comprehensive gain (loss)	—	—	—	(1,362)	—	(1,362)
Net loss	—	—	—	—	(3,488)	(3,488)
Stock-based compensation	—	—	9,016	—	—	9,016
Balance—March 31, 2019	143,561,596	14	970,256	(4,573)	(787,072)	178,625
Vesting of restricted shares	2,176,738	—	—	—	—	—
Exercise of stock options	2,918	—	16	—	—	16
Other comprehensive gain (loss)	—	—	—	458	—	458
Net loss	—	—	—	—	(26,228)	(26,228)
Stock-based compensation	—	—	9,354	—	—	9,354
Balance—June 30, 2019	145,741,252	14	979,626	(4,115)	(813,300)	162,225
Vesting of restricted shares	398,293	1	(1)	—	—	—
Exercise of stock options	1,331	—	5	—	—	5
Other comprehensive gain (loss)	—	—	—	(761)	—	(761)
Net income	—	—	—	—	7,816	7,816
Stock-based compensation	—	—	9,143	—	—	9,143
Balance—September 30, 2019	146,140,876	$15	$988,773	$(4,876)	$(805,484)	$178,428

See accompanying notes to consolidated financial statements.

Endurance International Group Holdings, Inc.
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2018	2019
Cash flows from operating activities:
Net loss	$(8,236)	$(21,900)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	36,753	33,385
Amortization of other intangible assets	77,890	64,137
Impairment of long-lived assets	—	17,892
Amortization of deferred financing costs	4,708	5,331
Amortization of net present value of deferred consideration	311	143
Amortization of original issue discounts	3,209	3,336
Stock-based compensation	21,932	27,513
Deferred tax expense	8,839	1,942
Loss on sale of assets	191	128
Loss from unconsolidated entities	2	—
Financing costs expensed	1,228	—
Loss on early extinguishment of debt	331	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,687	34
Prepaid and refundable taxes	(3,446)	(5,908)
Prepaid expenses and other current assets	2,703	5,108
Leases right-of-use asset, net	—	395
Accounts payable and accrued expenses	(18,011)	(23,492)
Deferred revenue	3,502	7,636
Net cash provided by operating activities	133,593	115,680
Cash flows from investing activities:
Businesses acquired in purchase transactions, net of cash acquired	—	(8,875)
Purchases of property and equipment	(22,343)	(26,796)
Proceeds from sale of assets	6	1
Net cash used in investing activities	(22,337)	(35,670)
Cash flows from financing activities:
Proceeds from issuance of term loan and notes, net of original issue discounts	1,580,305	—
Repayments of term loans	(1,656,094)	(75,000)
Payment of financing costs	(1,580)	—
Payment of deferred consideration	(4,500)	(2,500)
Principal payments on financed equipment	(5,609)	(6,332)
Proceeds from exercise of stock options	756	26
Net cash used in financing activities	(86,722)	(83,806)
Net effect of exchange rate on cash and cash equivalents and restricted cash	(2,146)	(483)
Net increase (decrease) in cash and cash equivalents and restricted cash	22,388	(4,279)
Cash and cash equivalents and restricted cash:
Beginning of period	69,118	90,576
End of period	$91,506	$86,297
Supplemental cash flow information:
Interest paid	$110,139	$110,886
Income taxes paid	$3,725	$1,715
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
The Company has identified three reportable segments: web presence, domains and email marketing. The Company has determined that it does not satisfy aggregation criteria for these operating segments, and that each segment meets the quantitative threshold of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 280, Segment Reporting. Therefore, all three operating segments are reportable segments.
The Company's segments share certain resources, primarily related to sales and marketing, engineering and development, and general and administrative functions. Management allocates these costs to each respective segment based on a consistently applied methodology, primarily based on a percentage of revenue.
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

Unaudited Interim Financial Information
The accompanying interim consolidated balance sheet as of September 30, 2019, and the related consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2018 and 2019, the consolidated statements of cash flows for the nine months ended September 30, 2018 and 2019, the consolidated statements of changes in stockholders' equity for the three and nine months ended September 30, 2018 and 2019, and the notes to consolidated financial statements are unaudited. These unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. The unaudited consolidated financial statements include, in the opinion of management, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of the Company’s financial position as of September 30, 2019, results of operations for the three and nine months ended September 30, 2018 and 2019, cash flows for the nine months ended September 30, 2018 and 2019, and changes in stockholders' equity for the three and nine months ended September 30, 2018 and 2019. The results in the consolidated statements of operations and comprehensive income (loss) are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2019.
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
Accounts Receivable
Accounts receivable is primarily composed of cash due from credit card companies for unsettled transactions charged to customers’ credit cards. As these amounts reflect authenticated transactions that are fully collectible, the Company does not maintain an allowance for doubtful accounts. The Company also accrues for earned referral fees and commissions, which are governed by reseller or affiliate agreements, when the amount is reasonably estimable.
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

Software Development Costs
The Company accounts for software development costs for internal-use software under the provisions of FASB ASC 350-40, Internal-Use Software. Accordingly, certain costs to develop internal-use computer software are capitalized, provided these costs are expected to be recoverable. During the three and nine months ended September 30, 2018, the Company capitalized internal-use software development costs of $2.8 million and $7.1 million, respectively. During the three and nine months ended September 30, 2019, the Company capitalized internal-use software development costs of $3.8 million and $11.1 million, respectively.
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
For the fiscal year 2018 goodwill impairment analysis, the Company compared the fair value from the income approach to the two market approaches. For three of the Company's reporting units, which represent approximately 95% of the Company's goodwill, the fair value derived from the income approach was consistent with the fair value derived from the two market approaches. The Company established the fair value for these reporting units based on the average fair value from all three valuation approaches. For two of the Company's reporting units, which represent approximately 3% of the Company's goodwill, the Company based their fair value entirely upon the income approach, as these two reporting units are experiencing declining cash flows and are expected to continue to experience declines over time. The fair values from the income approach for these two reporting units were materially below the fair values derived from both market approaches. The goodwill allocated to these two reporting units is approximately $64.2 million as of December 31, 2018. Although the Company does not expect an impairment of goodwill for these two reporting units in the near term, the Company expects that cash flows will continue to decline, which could result in goodwill impairment charges for these two reporting units at some point in the future. For one of the reporting units, which represents approximately 2% of the Company's goodwill, the fair values derived from the market approaches were much lower than the income approach using a discount rate of 10%. The Company determined that more risk was present in the projected future cash flows of this reporting unit as compared to the Company's other reporting units and determined that a discount rate of 17% was appropriate. The fair value of this reporting unit under the income approach at a discount rate of 17% was consistent with the fair values determined under the two market approaches. The Company established fair value for this reporting unit based on the average fair value from all three valuation approaches.
As of the test date of October 31, 2018, the fair value for all reporting units was higher than their respective carrying values, and no impairment has been recorded. No triggering events were identified between the October 31, 2018 test and December 31, 2018.
Goodwill as of December 31, 2018 was $1,849.1 million. The carrying value of goodwill that was allocated to the domain, email marketing and web presence reporting segments was approximately $29.9 million, $604.3 million and $1,214.9 million, respectively. The fair value of all reporting units with goodwill at December 31, 2018 exceeded each reporting unit's carrying value by at least 20%.
Goodwill as of September 30, 2019 was $1,854.8 million. The carrying value of goodwill that was allocated to the domain, email marketing and web presence reporting segments was approximately $29.9 million, $611.3 million and $1,213.7 million, respectively. For the three and nine months ended September 30, 2019, no impairment triggering events were identified and no impairment has been recorded.
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
During the three and nine months ended September 30, 2019, the Company recognized an impairment charge of $0.0 million and $17.9 million, respectively, relating primarily to premium domain name intangible assets acquired in 2014, which was recorded in cost of revenue in the consolidated statements of operations and comprehensive income (loss). The impairment resulted from recent market conditions that have adversely impacted cash flows from these assets, and these market conditions are expected to continue. The Company valued its premium domain name assets based on discounted projected cash flows from these assets using a discount rate of 11.6%, which resulted in an impairment of $16.2 million during the three months ended June 30, 2019. The balance of the impairment charge was primarily related to developed technology intangible assets associated with the premium domain business, which were valued using a relief from royalty approach. During the three and nine months ended September 30, 2018, the Company recorded no impairment charge associated with these intangible assets.
Revenue Recognition
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASC 606, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. Since then, the FASB has also issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations, ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing, and ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments, which further elaborate on the original ASU No. 2014-09. The Company adopted the guidance in ASC 606 on January 1, 2018. Revenue is recognized when control of the promised products or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to for those products and services. In general, the Company determines revenue recognition through the following steps:

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
Web hosting gives customers access to an environment where the Company hosts a customer’s website. The related contract terms are generally for one year, but can range from 30 days to three years. Web hosting services are typically sold in bundled offerings that include web hosting, domain registration services and various add-ons. The Company recognizes revenue for web hosting and domain registration services over the term of the contract.
The main add-on services related to web hosting are domain privacy, website security, secure sockets layer security, site backup and restoration, and web builder tools. These services may be included in web hosting bundles, or they may be purchased on a standalone basis. Certain add-on services are provided by third parties. In cases where the Company is acting as an agent for the sale of third-party add-on services, the Company recognizes revenue on a net basis at the time of sale. In cases where the Company is acting as a principal for the sale of third-party add-on services (i.e., the Company has the primary responsibility to provide specific goods or services, it has discretion to establish prices and it may assume inventory risk), the Company recognizes revenue on a gross basis over the term of the contract. The revenue for Company-provided add-on services is primarily recognized over the term of the contract.
SEO services are monthly subscriptions that provide a customer with increased traffic to their website over the term of the subscription. Revenue from SEO services is recognized over the monthly term of the contract.
In the case of domain registration services, the Company is an accredited registrar and can provide registration services to the customer, or it can select an accredited third-party registrar to perform these duties. Domain registration services are generally annual subscriptions, but can cover multiple years. Revenue for these services is recognized over the life of the subscription.
Email marketing services provide customers with a cloud-based platform that can send broadcast emails to a contact list managed by the customer. Pricing is based on contact list volume from the prior monthly period, which determines the contractual billing price for the upcoming month. Revenue for this service is recognized over the monthly term of the contract.

Inventory management and marketplace listing services provide customers with a cloud-based platform that integrates standard inventory management features with order management and shipping management capabilities across multiple channels. Pricing is primarily based on order volume from the prior monthly period. For inventory management customers who subscribe to an annual plan, revenue is recognized ratably over the term of the contract. Inventory management professional services are also provided to customers on demand, and are recognized into revenue upon completion.
Non-subscription-based services include certain professional services, primarily website design or re-design services, marketing development fund ("MDF") revenue, premium domain names and domain parking services.
Website design and re-design services are recognized when the service is complete.
Marketing development funds consist of commissions earned by the Company when a third party sells its products or services directly to the Company’s customers, and advertising revenue for third-party ads placed on Company websites. The Company records revenue when the service is provided and calculates it based on the contractual revenue share arrangement or over the term of the advertisement.
Domain parking allows the Company to monetize certain of its premium domain names by loaning them to specialized third parties that generate advertising revenue from these parked domains on a pay-per-click basis. Revenue is recognized when earned and calculated based on the revenue share arrangement with the third party.
Revenue from the sale of premium domains is recognized when persuasive evidence of an arrangement to sell such domains exists and delivery of an authorization key to access the domain name has occurred. Premium domain names are paid for in advance prior to the delivery of the domain name.
The contracts that the Company enters into typically do not contain any variable or non-cash considerations.
The Company maintains a reserve for refunds and chargebacks related to revenue that has been recognized and is expected to be refunded, as calculated based on observed historical trends. The Company had a refund and chargeback reserve of $0.4 million and $0.3 million as of December 31, 2018 and September 30, 2019, respectively. The portion of deferred revenue that was expected to be refunded at December 31, 2018 and September 30, 2019 was $2.2 million and $1.7 million, respectively. Based on refund history, approximately 83% of all refunds happen in the same fiscal month that the contract starts or renews, and approximately 95% of all refunds happen within 45 days of the contract start or renewal date.
The Company did not apply any practical expedients during its adoption of ASC 606. The Company elected to use the portfolio method in the calculation of the deferred contract assets.
Contracts with Multiple Performance Obligations
A considerable amount of the Company’s revenue is generated from transactions that are contracts with customers that may include web hosting plans, domain name registrations, and other cloud-based products and services. In these cases, the Company determines whether the products and services are distinct performance obligations that should be accounted for separately versus together. The Company allocates revenue to each performance obligation based on its relative standalone selling price ("SSP"), generally based on the price charged to customers. Web hosting services, domain name registrations, and other cloud-based products and services have distinct performance obligations and are often sold separately. If the promise is not distinct and therefore not a performance obligation, then the total transaction amount is allocated to the identified performance obligation based on a relative selling price hierarchy. When multiple performance obligations are included in a contract, the total transaction amount for the contract is allocated to the performance obligations based on a relative selling price hierarchy. The Company determines the relative selling price for a performance obligation based on SSP. The Company determines SSP by considering its observed SSPs, competitive prices in the marketplace and management judgment; these SSPs may vary depending upon the particular facts and circumstances related to each deliverable. The Company analyzes the SSPs used in its allocation of transaction amount, at a minimum, on a quarterly basis.
Deferred Revenue
The Company records deferred revenue when cash payments are received or are due in advance of the Company’s performance, including amounts that are refundable.
The following table provides a reconciliation of the Company's deferred revenue as of September 30, 2019:

	Short-term	Long-term
	(in thousands)
Balance at December 31, 2018	$371,758	$96,140
Recognition of beginning deferred revenue into revenue, as a result of performance obligations satisfied	(323,934)	—
Cash received in advance during the period	652,151	191,750
Recognition of cash received in the period into revenue, as a result of performance obligations satisfied	(512,146)	—
Impact of foreign exchange rates	(733)	—
Reclassification between short-term and long-term	188,633	(188,633)
Balance at September 30, 2019	$375,729	$99,257

The difference between the opening and closing balances of the Company’s deferred revenue liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment. During the nine months ended September 30, 2019, the Company recognized $323.9 million and $0.0 million, respectively, from beginning deferred revenue current and long-term balances existing at December 31, 2018. The Company did not recognize any revenue from performance obligations satisfied in prior periods.
The following table provides the remaining performance obligation amounts as of September 30, 2019. These amounts are equivalent to the ending deferred revenue balance of $475.0 million, which includes both short and long-term amounts:

	Web presence	Email marketing	Domain	Total
	(in thousands)
Remaining performance obligation, short-term	$260,679	$55,983	$59,067	$375,729
Remaining performance obligation, long-term	84,161	4	15,092	99,257
Total	$344,840	$55,987	$74,159	$474,986

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

	Short-term	Long-term
	(in thousands)
Balance at December 31, 2018	$41,458	$42,472
Deferred customer acquisition costs incurred in the period	17,969	28,231
Amounts recognized as expense in the period	(41,784)	—
Impact of foreign exchange rates	(122)	80
Reclassification between short-term and long-term	23,007	(23,007)
Balance at September 30, 2019	$40,528	$47,776

As of September 30, 2019, the Company had a total of approximately $73.9 million, $12.6 million and $1.7 million in deferred assets relating to costs incurred to obtain or fulfill contracts in its web presence, email marketing and domain segments, respectively. These deferred assets consist entirely of recoverable, specific, success-based sales commissions. During the nine months ended September 30, 2019, the Company recognized total amortization costs related to the above items of approximately $34.9 million, $4.7 million, and $2.1 million in its web presence, email marketing and domain segments, respectively, which were included in sales and marketing in the consolidated statements of operations and comprehensive income (loss).

Significant Judgments
The Company sells a number of third-party cloud-based services to enhance a customer’s overall web hosting experience. The Company exercises considerable judgment to determine if it is the principal or agent in each of these arrangements, and in some instances, has concluded that it is an agent of the third party and recognizes revenue at the time of the customer purchase in an amount that is net of the revenue share payable to the third party.
The Company exercises judgment to determine the SSP for each distinct performance obligation. In instances where the SSP is not directly observable, such as when the Company does not sell the product or service separately, the Company determines the SSP using information that may include a competitive market assessment approach and other observable inputs. The Company typically has more than one SSP for individual products and services.
Judgment is required to determine whether particular types of sales and marketing costs incurred, including commissions, are incremental and recoverable costs incurred to obtain and fulfill the customer contract. In addition, judgment is required to determine the life of the customer over which deferred customer acquisition costs are amortized.
Income Taxes
Income taxes are accounted for in accordance with FASB ASC 740, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the Company expects the differences to reverse. The Company reduces the deferred tax assets by a valuation allowance if, based upon the weight of available evidence, it is more likely than not that the Company will not realize some portion or all of the deferred tax assets. The Company considers relevant evidence, both positive and negative, to determine the need for a valuation allowance.
As part of the Tax Cut and Jobs Act of 2017 (the “TCJA”), the Company is subject to a territorial tax system in which it is required to make an accounting policy in providing for tax on Global Intangible Low Taxed Income (“GILTI”) earned by certain foreign subsidiaries. The Company has elected to treat the impact of GILTI as a period cost, to be reported as a part of continuing operations, as a component of income tax expense.
The Company establishes reserves when it believes that certain positions are likely to be challenged despite the Company’s assertion that its tax return positions are fully supportable. The calculation of the Company’s tax liabilities involves significant judgment based on individual facts, circumstances, and information available in addition to applying complex tax regulations in various jurisdictions.
Under U.S. GAAP, in order to recognize an uncertain tax benefit, the taxpayer must determine it is more likely than not the position will be sustained, and the measurement of the benefit is calculated as the largest amount that is more than 50 percent likely to be realized upon resolution of the benefit. Although the Company believes that it has adequately provided for liabilities resulting from tax assessment by taxing authorities, positions taken by these tax authorities could have an impact on the Company’s results of operations, financial position and/or cash flows. The Company recognizes the interest and penalties related to income taxes as a part of interest expense and operating expenses, respectively, in continuing operations in its consolidated statements of operations and comprehensive income (loss).
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
Net (Loss) Income per Share
The Company considered FASB ASC 260-10, Earnings per Share, which requires the presentation of both basic and diluted earnings per share in the consolidated statements of operations and comprehensive income (loss). The Company’s basic net (loss) income per share is computed by dividing net (loss) income by the weighted-average number of shares of common stock outstanding for the period, and, if there are dilutive securities, diluted income per share is computed by including common stock equivalents which includes shares issuable upon the exercise of stock options, net of shares assumed to have been purchased with the proceeds, using the treasury stock method.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
	(unaudited) (in thousands, except share amounts and per share data)
Net (loss) income	$(6,335)	$7,816	$(8,236)	$(21,900)
Net (loss) income per share:
Basic	$(0.04)	$0.05	$(0.06)	$(0.15)
Diluted	$(0.04)	$0.05	$(0.06)	$(0.15)
Weighted-average common shares used in computing net (loss) income per share:
Basic	143,107,122	145,951,755	141,946,574	144,932,834
Diluted	143,107,122	146,301,595	141,946,574	144,932,834

The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted loss per share because the effect of including such potentially dilutive shares would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
	(unaudited)
Restricted stock awards and units	6,915,158	9,310,082	6,470,097	3,977,996
Options	8,362,719	9,001,646	8,644,464	8,931,747
Total	15,277,877	18,311,728	15,114,561	12,909,743

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
3. Acquisitions
The Company accounts for the acquisitions of businesses using the purchase method of accounting. The Company allocates the purchase price to the tangible and identifiable intangible assets and liabilities assumed based on their estimated fair values. Purchased identifiable intangible assets typically include subscriber relationships, trade names, domain names held for sale, developed technology and in-process research and development. The methodologies used to determine the fair value assigned to subscriber relationships and domain names held for sale are typically based on the excess earnings method that considers the return received from the intangible asset and includes certain expenses and also considers an attrition rate based on the Company’s internal subscriber analysis and an estimate of the average life of the subscribers. The fair value assigned to trade names is typically based on the income approach using a relief from royalty methodology that assumes that the fair value of a trade name can be measured by estimating the cost of licensing and paying a royalty fee for the trade name that the owner of the trade name avoids. The fair value assigned to developed technology typically uses the cost approach. If applicable, the Company estimates the fair value of contingent consideration payments in determining the purchase price. The contingent consideration is then adjusted to fair value in subsequent periods as an increase or decrease in current earnings in general and administrative expense in the consolidated statements of operations and comprehensive income (loss).
Ecomdash
On September 13, 2019, the Company acquired substantially all of the assets of LTD Software LLC, doing business as Ecomdash (“Ecomdash”), which is a software provider that offers inventory management and marketplace listing solutions for small and mid-sized businesses selling online. The aggregate purchase price was $9.6 million, of which approximately $8.9 million was paid in cash at the closing. The Company retained the remainder of the purchase price as a holdback to fund any working capital adjustment, if applicable, and to serve as security for the indemnification obligations of the seller under the asset purchase agreement. Subject to any working capital adjustment and indemnification claims, the Company will release the holdback funds to the seller 12 months from the closing date.
Transaction costs were expensed as incurred. The Company has accounted for this transaction as a business combination in accordance with the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date.
The following table summarizes the preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed at the date of acquisition:

September 13, 2019
(in thousands)
Working capital	$(163)
Goodwill	6,953
Developed technology	2,445
Subscriber relationships	390
Total	$9,625

Goodwill related to the acquisition is deductible for tax purposes.
Pro Forma Disclosure
The following unaudited information is presented as if the Ecomdash acquisition was completed as of January 1, 2018. The unaudited pro forma results are not necessarily indicative of the actual results that would have occurred had the transaction actually taken place at the beginning of the period indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
	(unaudited, in thousands)
Pro forma revenue	$284,169	$277,629	$864,093	$837,388

Proforma net (loss) income	$(6,546)	$7,612	$(8,869)	$(22,532)

Unaudited pro forma net (loss) income includes adjustments for amortization expense related to the intangible assets acquired and the tax impact of these amortization expense adjustments.
4. Property and Equipment and Property, Plant and Equipment Financing Obligations
Components of property and equipment consisted of the following:

	December 31, 2018	September 30, 2019
	(in thousands)
Land	$790	$790
Building	7,819	8,285
Software	102,259	104,629
Computers and office equipment	157,396	184,457
Furniture and fixtures	19,258	19,311
Leasehold improvements	20,215	21,684
Construction in process	12,314	4,012
Property and equipment—at cost	320,051	343,168
Less: accumulated depreciation	(227,776)	(256,850)
Property and equipment—net	$92,275	$86,318

Depreciation expense related to property and equipment for the three months ended September 30, 2018 and 2019 was $11.9 million and $11.3 million, respectively. Depreciation expense related to property and equipment for the nine months ended September 30, 2018 and 2019 was $36.8 million and $33.4 million, respectively.
Financed equipment with a cost basis of $16.7 million was included in software as of September 30, 2019. The net carrying value of financed equipment as of September 30, 2019 was $6.1 million.
5. Leases
The Company has operating leases for data centers, corporate offices, data center equipment, and office equipment. The Company's leases have remaining lease terms of 1 year to 8 years, some of which include options to extend.
The Company's lease expense for the three and nine months ended September 30, 2019 consisted entirely of operating leases and amounted to $6.9 million and $21.5 million, respectively. Operating lease payments, which reduced operating cash flows for the three and nine months ended September 30, 2019, amounted to $6.7 million and $20.6 million, respectively.
Supplemental balance sheet information related to leases was as follows:

September 30, 2019
(in thousands)
Operating lease right-of-use assets	$98,064

Operating lease liabilities—short-term	22,474
Operating lease liabilities—long-term	84,594
Total operating lease liabilities	$107,068

As of September 30, 2019, the weighted-average remaining lease term was 5.40 years and the discount rate for the Company's leases was 6.77%.
Maturities for leases were as follows:

Operating Leases
(in thousands)
Remainder of 2019	$7,202
2020	28,353
2021	21,893
2022	18,871
2023	17,645
Thereafter	34,522
Total lease payments	$128,486
Less: imputed interest	21,418
Total	$107,068

6. Fair Value Measurements
The following valuation hierarchy is used for disclosure of the valuation inputs used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:

•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities

•
Level 2 inputs are quoted prices for similar assets or liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument

•	Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value
A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.
As of December 31, 2018, the Company’s financial assets required to be measured on a recurring basis consisted of the 2015 interest rate cap, the 2018 interest rate cap, and certain cash equivalents, which included money market instruments and bank time deposits. As of September 30, 2019, the Company’s financial assets required to be measured on a recurring basis consist of the 2018 interest rate cap and certain cash equivalents, which include money market instruments and bank time deposits. The Company has classified the interest rate caps, which are discussed in Note 7, Derivatives and Hedging Activities below, within Level 2 of the fair value hierarchy. The Company has also classified these cash equivalents within Level 2 of the fair value hierarchy. The 2015 interest rate cap matured during the three months ended March 31, 2019.
Basis of Fair Value Measurements

	Balance	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Balance at December 31, 2018
Financial assets:
Cash equivalents (included in cash and cash equivalents)	$7,874	$—	$7,874	$—
Interest rate cap (included in other assets)	2,583	—	2,583	—
Total financial assets	$10,457	$—	$10,457	$—
Balance at September 30, 2019
Financial assets:
Cash equivalents (included in cash and cash equivalents)	$9,089	$—	$9,089	$—
Interest rate cap (included in other assets)	22	—	22	—
Total financial assets	$9,111	$—	$9,111	$—

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
In December 2015, the Company entered into a three-year interest rate cap with $500.0 million notional value outstanding. This interest rate cap was effective beginning on February 29, 2016 and matured on February 27, 2019. The fair value of this interest rate contract included in other assets on the consolidated balance sheet as of September 30, 2019 was $0.0 million, and the Company recognized $0.0 million and $0.4 million, respectively, of interest expense in the Company’s consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2019. The Company recognized a $0.1 million loss in Accumulated Other Comprehensive Income ("AOCI") for the nine months ended September 30, 2019.
In June 2018, the Company entered into a three-year interest rate cap with $800.0 million notional value outstanding. This interest rate cap was effective beginning on August 28, 2018. The fair value of this interest rate contract included in other assets on the consolidated balance sheet as of September 30, 2019 was $0.0 million, and the Company recognized $0.4 million and $1.3 million, respectively, of interest expense in the Company’s consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2019. The Company recognized a $0.7 million loss, net of a tax benefit of $0.2 million, in AOCI for the nine months ended September 30, 2019. The Company estimates that $1.8 million will be reclassified from AOCI to interest expense (as an increase to interest expense) in the next twelve months.
The changes in the fair value of derivatives that qualify as cash flow hedges is recorded in AOCI, and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.
8. Goodwill and Other Intangible Assets
The following table summarizes the changes in the Company’s goodwill balances from December 31, 2018 to September 30, 2019:

	Web Presence	Email Marketing	Domain	Total
	(in thousands)
Goodwill balance at December 31, 2018	$1,214,902	$604,305	$29,858	$1,849,065
Goodwill related to 2019 acquisition	—	6,953	—	6,953
Foreign translation impact	(1,189)	—	—	(1,189)
Goodwill balance at September 30, 2019	$1,213,713	$611,258	$29,858	$1,854,829

In accordance with ASC 350, the Company reviews goodwill and other indefinite-lived intangible assets for indicators of impairment on an annual basis and between tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount.

As of December 31, 2018, other intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Useful Life
	(dollars in thousands)
Developed technology	$284,266	$180,914	$103,352	7 years
Subscriber relationships	659,515	486,518	172,997	7 years
Trade names	134,048	84,617	49,431	8 years
Intellectual property	34,263	28,954	5,309	5 years
Domain names available for sale	30,981	9,554	21,427	Indefinite
Total December 31, 2018	$1,143,073	$790,557	$352,516
As of September 30, 2019, other intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Useful Life
	(dollars in thousands)
Developed technology	$286,562	$204,555	$82,007	7 years
Subscriber relationships	659,817	518,461	141,356	7 years
Trade names	134,045	91,937	42,108	8 years
Intellectual property	34,263	30,086	4,177	5 years
Domain names available for sale	18,090	14,409	3,681	Indefinite
Total September 30, 2019	$1,132,777	$859,448	$273,329

During the nine months ended September 30, 2018, there were no impairment charges of intangible assets. During the nine months ended September 30, 2019, the Company recorded an impairment charge of $17.9 million relating to premium domain name intangible assets acquired in 2014, which was recorded in cost of revenue in the consolidated statements of operations and comprehensive income (loss). The impairment resulted from recent market conditions that have adversely impacted cash flows from these assets, and these market conditions are expected to continue.
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
The Company’s amortization expense is included in cost of revenue in the consolidated statements of operations and comprehensive income (loss) in the aggregate amounts of $26.2 million and $21.7 million for the three months ended September 30, 2018 and 2019, respectively. The Company’s amortization expense is included in cost of revenue in the consolidated statements of operations and comprehensive income (loss) in the aggregate amounts of $77.9 million and $64.1 million for the nine months ended September 30, 2018 and 2019, respectively.
9. Notes Payable
At December 31, 2018 and September 30, 2019, notes payable, net of original issue discounts and deferred financing costs, consisted of the following:

	At December 31, 2018	At September 30, 2019
	(in thousands)
Term Loan	$1,470,085	$1,401,002
Notes	331,576	333,669
Revolving credit facilities	—	—
Total notes payable	1,801,661	1,734,671
Current portion of notes payable	31,606	31,606
Notes payable - long term	$1,770,055	$1,703,065

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
The Term Loan has a maturity date of February 9, 2023 and requires quarterly mandatory repayments of principal. During the nine months ended September 30, 2019, the Company made three mandatory repayments of $7.9 million each and three voluntary repayments of $17.1 million each, for a total repayment of $75.0 million.
Interest is payable on maturity of the elected interest period for a term loan with a LIBOR-based interest rate, which interest period can be one, two, three or six months. Interest is payable at the end of each fiscal quarter for a term loan with an alternate base rate.
As of December 31, 2018 and September 30, 2019, the Term Loan had an outstanding balance of:

	At December 31, 2018	At September 30, 2019
	(in thousands)
Term Loan	$1,505,002	$1,430,002
Unamortized deferred financing costs	(18,556)	(15,412)
Unamortized original issue discount	(16,361)	(13,588)
Net Term Loan	1,470,085	1,401,002
Current portion of Term Loan	31,606	31,606
Term Loan - long term	$1,438,479	$1,369,396

Revolving Credit Facility
The Company has a revolving credit facility (the “Revolver”), which has an aggregate available amount of $165.0 million. As of December 31, 2018 and September 30, 2019, the Company did not have any balances outstanding under the Revolver and the full amount of the facility was unused and available.
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
The Company has the ability to draw down against the Revolver using a LIBOR-based interest rate or an alternate base rate. The LIBOR-based interest rate for a non-extended revolving loan is 4.00% per annum (subject to a leverage-based step-down) and for an extended revolving loan is 3.25% per annum (subject to a leverage-based step-down), in each case plus an adjusted LIBOR for a selected interest period. The alternate base rate for a non-extended revolving loan is 3.00% per annum (subject to a leverage-based step-down) and for an extended revolving loan is 2.25% per annum (subject to a leverage-based step-down), in each case plus the greatest of the prime rate, the federal funds rate plus 0.50% and an adjusted LIBOR for a one-month interest period plus 1.00%. There is also a non-refundable commitment fee, equal to 0.50% per annum (subject to a leverage-based step-down) of the average daily unused principal amount of the Revolver, which is payable in arrears on the last day of each fiscal quarter. Interest is payable on maturity of the elected interest period for a revolver loan with a LIBOR-based interest rate, which interest period can be one, two, three or six months. Interest is payable at the end of each fiscal quarter for a revolver loan with an alternate base rate.
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

December 31, 2018 and September 30, 2019, the Senior Notes had an outstanding balance of:

	At December 31, 2018	At September 30, 2019
	(in thousands)
Senior Notes	$350,000	$350,000
Unamortized deferred financing costs	(13,436)	(11,906)
Unamortized original issue discount	(4,988)	(4,425)
Net Senior Notes	331,576	333,669
Current portion of Senior Notes	—	—
Senior Notes - long term	$331,576	$333,669

Interest on the Senior Notes is payable twice a year, on August 1st and February 1st.
Maturity of Notes Payable
The maturity of the notes payable at September 30, 2019 is as follows:

Amounts maturing in:	Amounts
(in thousands)
Remainder of 2019	$7,902
2020	31,606
2021	31,606
2022	31,606
2023	1,327,282
Thereafter	350,000
Total	$1,780,002

Interest
The Company recorded $37.5 million and $36.1 million in interest expense for the three months ended September 30, 2018 and 2019, respectively, and $111.9 million and $110.3 million for the nine months ended September 30, 2018 and 2019, respectively.
The following table provides a summary of interest rates and interest expense for the three and nine months ended September 30, 2018 and 2019:

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2019
	(percentage per annum)
Interest rate—LIBOR	5.81%-6.07%	5.88%-6.27%	5.46%-6.32%	5.88%-6.44%
Interest rate—alternate base rate	*	*	*	*
Interest rate—Senior Notes	10.875%	10.875%	10.875%	10.875%
Non-refundable fee—unused facility	0.50%	0.50%	0.50%	0.50%
	(in thousands)
Interest expense and service fees	$34,469	$32,965	$101,575	$101,072
Loss on extinguishment of debt	—	—	331	—
Deferred financing fees immediately expensed	—	—	1,228	—
Amortization of deferred financing fees	1,722	1,822	4,708	5,331
Amortization of original issue discounts	1,083	1,138	3,209	3,336
Amortization of net present value of deferred consideration	60	23	311	143
Other interest expense	193	109	561	426
Total interest expense	$37,527	$36,057	$111,923	$110,308
* The Company did not have debt bearing interest based on the alternate base rate for the three and nine months ended September 30, 2018 and 2019.

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
The Company was in compliance with all covenants at September 30, 2019.
10. Stock-Based Compensation
The Company has two stock incentive plans, as described below.
2013 Stock Incentive Plan
The Amended and Restated 2013 Stock Incentive Plan (the “2013 Plan”) of the Company became effective upon the closing of its initial public offering. The 2013 Plan provides for the grant of options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to employees, officers, directors, consultants and advisers of the Company. Under the 2013 Plan, the Company may issue up to 38,000,000 shares of the Company’s common stock. At September 30, 2019, there were 9,389,295 shares available for grant under the 2013 Plan.
2011 Stock Incentive Plan
As of February 9, 2016, the effective date of the acquisition of Constant Contact, the Company assumed and converted certain outstanding equity awards granted by Constant Contact under the Constant Contact 2011 Stock Incentive Plan (the “2011 Plan”) prior to the effective date of the acquisition (the “Assumed Awards”) into corresponding equity awards with respect to shares of the Company’s common stock. In addition, the Company assumed certain shares of Constant Contact common stock, par value $0.01 per share, available for issuance under the 2011 Plan (the “Available Shares”), which will be available for future issuance under the 2011 Plan in satisfaction of the vesting, exercise or other settlement of options and other equity awards that may be granted by the Company following the effective date of the acquisition of Constant Contact in reliance on the prior approval of the 2011 Plan by the stockholders of Constant Contact. The Assumed Awards were converted into 2,143,987 stock options and 2,202,846 restricted stock units with respect to the Company’s common stock and the Available Shares were converted into 10,000,000 shares of the Company’s common stock reserved for future awards under the 2011 Plan. At September 30, 2019, there were 8,747,324 shares available for grant under the 2011 Plan.
All Plans
The following table presents total stock-based compensation expense recorded in the consolidated statements of operations and comprehensive income (loss) for all awards granted under the Company’s 2013 Plan and 2011 Plan:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
	(in thousands)
Cost of revenue	$828	$738	$3,223	$2,620
Sales and marketing	1,478	1,807	4,009	5,388
Engineering and development	1,237	1,435	3,519	4,200
General and administrative	4,007	5,163	11,181	15,305
Total stock-based compensation expense	$7,550	$9,143	$21,932	$27,513

Under both the 2011 and 2013 Plans combined, as of September 30, 2019, the Company had approximately $7.4 million of unrecognized stock-based compensation expense related to option awards that will be recognized over 1.4 years and approximately $56.3 million of unrecognized stock-based compensation expense related to restricted stock awards and restricted stock units that will be recognized over 2.1 years.
2013 Stock Incentive Plan
The following table provides a summary of the Company’s stock options as of September 30, 2019 and the stock option activity for all stock options granted under the 2013 Plan during the nine months ended September 30, 2019:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(3) (in thousands)
Outstanding at December 31, 2018	7,322,293	$11.62
Granted	1,215,789	$7.99
Exercised	—	$—
Forfeited	(62,191)	$8.17
Expired	(133,755)	$12.23
Outstanding at September 30, 2019	8,342,136	$11.11	4.6	$—
Exercisable at September 30, 2019	6,417,025	$11.98	3.4	$—
Expected to vest after September 30, 2019 (1)	1,925,111	$8.22	8.7	$—
Exercisable as of September 30, 2019 and expected to vest (2)	8,342,136	$11.11	4.6	$—

(1)	This represents the number of unvested options outstanding as of September 30, 2019 that are expected to vest in the future.

(2)	This represents the number of vested options as of September 30, 2019 plus the number of unvested options outstanding as of September 30, 2019 that are expected to vest in the future.

(3)
The aggregate intrinsic value was calculated based on the positive difference, if any, between the estimated fair value of the Company’s common stock on September 30, 2019 of $3.75 per share, or the date of exercise, as appropriate, and the exercise price of the underlying options.

Restricted stock units granted under the 2013 Plan generally vest annually over a three-year period, unless otherwise determined by the Company’s board of directors. The following table provides a summary of the Company’s restricted stock unit activity for the 2013 Plan during the nine months ended September 30, 2019:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2018	5,203,259	$7.69
Granted	7,186,974	$6.71
Vested	(2,059,340)	$7.68
Canceled	(774,088)	$7.74
Non-vested at September 30, 2019	9,556,805	$6.95

Restricted stock awards granted under the 2013 Plan generally vest annually over a four-year period, unless otherwise determined by the Company’s board of directors. The following table provides a summary of the Company’s restricted stock award activity for the 2013 Plan during the nine months ended September 30, 2019:

	Restricted Stock Awards	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2018	443,247	$11.67
Granted	—	$—
Vested	(235,145)	$12.78
Canceled	(16,850)	$11.09
Non-vested at September 30, 2019	191,252	$10.35

2011 Stock Incentive Plan
The following table provides a summary of the Company’s stock options as of September 30, 2019 and the stock option activity for all stock options granted under the 2011 Plan during the nine months ended September 30, 2019:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value(3) (in thousands)
Outstanding at December 31, 2018	715,104	$9.00
Granted	—	$—
Exercised	(5,141)	$5.15
Forfeited	(18,574)	$9.98
Expired	(105,269)	$9.90
Outstanding at September 30, 2019	586,120	$8.85	2.6	$1
Exercisable at September 30, 2019	538,356	$8.79	2.5	$1
Expected to vest after September 30, 2019 (1)	47,764	$9.49	3.7	$—
Exercisable as of September 30, 2019 and expected to vest (2)	586,120	$8.85	2.6	$1

(1)	This represents the number of unvested options outstanding as of September 30, 2019 that are expected to vest in the future.

(2)	This represents the number of vested options as of September 30, 2019 plus the number of unvested options outstanding as of September 30, 2019 that are expected to vest in the future.

(3)
The aggregate intrinsic value was calculated based on the positive difference, if any, between the estimated fair value of the Company’s common stock on September 30, 2019 of $3.75 per share, or the date of exercise, as appropriate, and the exercise price of the underlying options.

Unless otherwise determined by the Company’s board of directors, restricted stock units granted under the 2011 Plan generally vest annually over a three- or a four-year period. The following table provides a summary of the Company’s restricted stock unit activity for the 2011 Plan during the nine months ended September 30, 2019:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2018	868,026	$8.26
Granted	—	$—
Vested	(397,072)	$8.20
Canceled	(91,432)	$8.26
Non-vested at September 30, 2019	379,522	$8.33

11. Accumulated Other Comprehensive Loss
The following table presents the components of accumulated other comprehensive loss:

	Foreign Currency Translation Adjustments	Unrealized Losses on Cash Flow Hedges	Total
	(in thousands)
Balance at December 31, 2018	$(1,537)	$(1,674)	$(3,211)
Other comprehensive loss	(1,054)	(611)	(1,665)
Balance at September 30, 2019	$(2,591)	$(2,285)	$(4,876)

12. Revenue
Adoption of ASC 606, Revenue from Contracts with Customers
The Company recorded a net increase to opening retained earnings of $59.4 million as of January 1, 2018 due to the cumulative impact of adopting ASC 606, with the impact primarily related to customer acquisition costs.
During the three months ended September 30, 2018 and 2019, the Company recognized $283.8 million and $277.2 million of revenue, respectively, the majority of which was derived from contracts with customers. During the nine months ended September 30, 2018 and 2019, the Company recognized $862.9 million and $836.1 million of revenue, respectively, the majority of which was derived from contracts with customers.
During the three and nine months ended September 30, 2018 and 2019, the Company did not incur any impairment or credit losses on any receivables or contract assets arising from the Company’s contracts with customers.
In accordance with ASC 606, the Company disaggregates revenue from contracts with customers based on the timing of revenue recognition. The Company determined that disaggregating revenue into these categories depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. As discussed in Note 17, Segment Information, the Company's business consists of the web presence, domain and email marketing segments. The following table presents disaggregated revenues by category for the three and nine months ended September 30, 2018 and 2019:

	Three Months Ended September 30, 2018
	Web presence	Email marketing	Domain	Total
	(in thousands)
Subscription-based revenue
Direct revenue from subscriptions	$138,869	$100,816	$12,911	$252,596
Professional services	3,387	299	103	3,789
Reseller revenue	5,241	855	12,585	18,681
Total subscription-based revenue	$147,497	$101,970	$25,599	$275,066

Non-subscription-based revenue
MDF	$2,199	$141	$252	$2,592
Premium domains	3	—	5,067	5,070
Domain parking and monetization	172	—	870	1,042
Total non-subscription-based revenue	$2,374	$141	$6,189	$8,704

Total revenue	$149,871	$102,111	$31,788	$283,770

	Three Months Ended September 30, 2019
	Web presence	Email marketing	Domain	Total
	(in thousands)
Subscription-based revenue
Direct revenue from subscriptions	$133,650	$101,302	$12,563	$247,515
Professional services	2,912	344	110	3,366
Reseller revenue	4,689	939	12,764	18,392
Total subscription-based revenue	$141,251	$102,585	$25,437	$269,273

Non-subscription-based revenue
MDF	$1,712	$180	$274	$2,166
Premium domains	54	—	4,412	4,466
Domain parking and monetization	179	—	1,109	1,288
Total non-subscription-based revenue	$1,945	$180	$5,795	$7,920

Total revenue	$143,196	$102,765	$31,232	$277,193

	Nine Months Ended September 30, 2018
	Web presence	Email marketing	Domain	Total
	(in thousands)
Subscription-based revenue
Direct revenue from subscriptions	$424,321	$302,583	$39,185	$766,089
Professional services	10,091	1,045	300	11,436
Reseller revenue	16,487	2,620	39,136	58,243
Total subscription-based revenue	$450,899	$306,248	$78,621	$835,768

Non-subscription-based revenue
MDF	$6,012	$464	$473	$6,949
Premium domains	70	—	15,823	15,893
Domain parking and monetization	622	—	3,664	4,286
Total non-subscription-based revenue	$6,704	$464	$19,960	$27,128

Total revenue	$457,603	$306,712	$98,581	$862,896

	Nine Months Ended September 30, 2019
	Web presence	Email marketing	Domain	Total
	(in thousands)
Subscription-based revenue
Direct revenue from subscriptions	$404,071	$303,596	$38,172	$745,839
Professional services	9,202	1,130	328	10,660
Reseller revenue	14,396	2,732	38,428	55,556
Total subscription-based revenue	$427,669	$307,458	$76,928	$812,055

Non-subscription-based revenue
MDF	5,123	526	800	$6,449
Premium domains	81	—	13,439	13,520
Domain parking and monetization	480	—	3,576	4,056
Total non-subscription-based revenue	$5,684	$526	$17,815	$24,025

Total revenue	$433,353	$307,984	$94,743	$836,080

Subscription-based revenue is primarily recognized over time, when the services are performed, except for third-party products for which the Company acts as an agent. Revenue from third-party products for which the Company acts as an agent is recognized at a point in time, when the revenue is earned.
Revenue, classified by the major geographic areas in which the Company’s customers are located, was as follows for the three and nine months ended September 30, 2018 and 2019:

	Three Months Ended September 30, 2018
	Web presence	Email marketing	Domain	Total
	(in thousands)
Domestic	$100,065	$93,992	$12,509	$206,566
International	49,806	8,119	19,279	77,204
Total	$149,871	$102,111	$31,788	$283,770

	Three Months Ended September 30, 2019
	Web presence	Email marketing	Domain	Total
	(in thousands)
Domestic	$96,524	$95,068	$11,576	$203,168
International	46,672	7,697	19,656	$74,025
Total	$143,196	$102,765	$31,232	$277,193

	Nine Months Ended September 30, 2018
	Web presence	Email marketing	Domain	Total
	(in thousands)
Domestic	$306,724	$281,717	$38,525	$626,966
International	150,879	24,995	60,056	235,930
Total	$457,603	$306,712	$98,581	$862,896

	Nine Months Ended September 30, 2019
	Web presence	Email marketing	Domain	Total
	(in thousands)
Domestic	$290,851	$284,540	$36,262	$611,653
International	142,502	23,444	58,481	224,427
Total	$433,353	$307,984	$94,743	$836,080

13. Income Taxes
For the three months ended September 30, 2018 and 2019, the Company recognized a tax expense of $11.7 million and a tax benefit of $4.8 million, respectively, in the consolidated statements of operations and comprehensive income (loss). For the nine months ended September 30, 2018 and 2019, the Company recognized a tax expense of $8.8 million and $3.0 million, respectively, in the consolidated statements of operations and comprehensive income (loss).

The components of the expense (benefit) for income taxes consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
	(in thousands)
Current:
U.S. Federal and State	$118	$(3,254)	$536	$599
Foreign	(1,620)	(1,091)	(756)	499
Total current (benefit) expense	(1,502)	(4,345)	(220)	1,098
Deferred:
U.S. Federal and State	12,940	(580)	8,883	1,986
Foreign	277	86	163	(44)
Total deferred expense (benefit)	13,217	(494)	9,046	1,942
Total expense (benefit)	$11,715	$(4,839)	$8,826	$3,040

The expense (benefit) for income taxes shown on the consolidated statements of operations and comprehensive income (loss) differs considerably from amounts that would result from applying the statutory tax rates to income before taxes primarily due to tax rules and attributes that are available to each of the jurisdictions in which the Company operates. In addition, due to the recent changes in U.S. tax law based on the TCJA, there are a number of provisions that impact the Company’s overall tax result, a significant item being the limitation on the deductibility of interest expenses. These new laws may create variability from period to period, especially when the Company is assessing whether its deferred tax assets and liabilities are more likely than not to be realized.
The Company is required to assess its ability to realize its deferred tax assets. Assessing the realization of deferred tax assets requires significant management judgment. In determining whether its deferred tax assets are more likely than not realizable, the Company evaluated all available positive and negative evidence, and weighted the evidence based on its objectivity. Evidence the Company considered included:

•	NOLs incurred from the Company’s inception to date

•	Expiration of various federal, state and foreign tax attributes

•	Reversals of existing temporary differences

•	Composition and cumulative amounts of existing temporary differences and

•	Current year forecasted profit before tax
After consideration of all positive and negative evidence, the Company believes that it is more likely than not that a portion of its deferred tax assets will not be realized. The Company has recorded a valuation allowance at December 31, 2018 and September 30, 2019 of $47.1 million and $64.0 million, respectively. The increase in valuation allowance is primarily due to the change in the timing of when the existing temporary differences are expected to reverse in the future.
The Company establishes reserves when the Company believes that certain positions are likely to be challenged despite the Company’s assertion that its tax return positions are fully supportable. The calculation of the Company’s tax liabilities involves significant judgment based on individual facts, circumstances and information available in addition to applying complex tax regulations in various jurisdictions. The Company recognizes, in its consolidated financial statements, the effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The Company has recorded unrecognized tax benefits at December 31, 2018 and September 30, 2019 of $4.4 million and $3.7 million, respectively, that would affect its effective tax rate. The Company does not expect a significant change in the liability for unrecognized tax benefits in the next 12 months.

As of December 31, 2018, the Company had recorded the following tax attributes available to be carried forward:

Jurisdiction	Amount	Year Loss Carry-forwards Expire
	(in millions)
Domestic
Federal	$108.9	2037
State	115.5	various dates through 2038
Foreign
China	0.9	2021
Netherlands	12.1	2020
India	0.6	2020
Singapore	0.3	indefinite
Total NOL carry-forwards	$238.3

Domestic
Federal	$29.2	2023
State	12.9	various dates through 2023
Total capital loss carry-forwards	$42.1

Domestic
Federal	$23.7	2038
State	12.4	various dates through 2038
Total R&D credit carry-forwards	$36.1

Total tax attributes available	$316.5

As of December 31, 2018 and September 30, 2019, the Company has recorded interest expense that can be carried forward indefinitely due to provisions of the TCJA, of $61.2 million and $139.8 million, respectively.
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
2019 Restructuring Plan
In January 2019, the Company announced plans to eliminate approximately 40 positions located primarily in the southwest United States, and further consolidate a Massachusetts facility, in order to streamline operations and create operational efficiencies (the "2019 Restructuring Plan"). During the three and nine months ended September 30, 2019, the Company incurred severance costs of $0.0 million and $0.8 million, respectively, and paid $0.3 million and $0.6 million, respectively, and had a remaining accrued severance liability of $0.2 million as of September 30, 2019 in connection with the 2019 Restructuring Plan. The Company expects to complete severance payments related to the 2019 Restructuring Plan during the year ending December 31, 2019.
In connection with the 2019 Restructuring Plan, the Company reduced the amount of space leased for an office in Massachusetts. During the three and nine months ended September 30, 2019, the Company incurred facility exit costs of $0.0 million and $1.4 million, respectively, and had a remaining facility exit cost accrual of $1.3 million as of September 30, 2019 in connection with the 2019 Restructuring Plan.

2018 Restructuring Plan
In January 2018, the Company announced plans to eliminate approximately 71 positions, later increased to approximately 95 positions, primarily in the Asia Pacific region and to a lesser extent in the U.S., in order to streamline operations and create operational efficiencies (the "2018 Restructuring Plan"). During the three and nine months ended September 30, 2019, the Company incurred severance costs of $0.0 million and $0.0 million, respectively, and paid $0.0 million and $0.2 million, respectively. The Company had a remaining accrued severance liability of $0.0 million as of September 30, 2019 in connection with the 2018 Restructuring Plan.
In connection with the 2018 Restructuring Plan, the Company closed offices in Ohio. During the three and nine months ended September 30, 2019, the Company incurred facility charges of $0.0 million and a reduction of $0.2 million related to the adoption of ASC 842, respectively, and made payments of $0.0 million and $0.1 million related to facilities charges, respectively. The Company had a remaining accrued facility liability of $0.1 million as of September 30, 2019 in connection with the 2018 Restructuring Plan.
2017 Restructuring Plan
In January 2017, the Company announced plans to close certain offices as part of a plan to consolidate certain web presence customer support operations, resulting in severance costs. These severance charges were associated with the elimination of approximately 660 positions, primarily in customer support. Additionally, the Company implemented additional restructuring plans to create operational efficiencies and synergies related to the Constant Contact acquisition, which resulted in additional severance charges for the elimination of approximately 50 positions. During the three and nine months ended September 30, 2019, in connection with these plans (together, the “2017 Restructuring Plan”), the Company recorded severance charges of $0.0 million and $0.0 million and paid $0.1 million and $0.2 million, respectively. The Company had a remaining accrued severance liability of $0.0 million as of September 30, 2019.
In connection with the 2017 Restructuring Plan, the Company closed offices in Orem, Utah and relocated certain employees to its Tempe, Arizona office. The Company completed facility charges related to the 2017 Restructuring Plan during the year ended December 31, 2018. There is no remaining facility liability as of September 30, 2019 in connection with the 2017 Restructuring Plan.
Activity of Combined Restructuring Plans
The following table provides a summary of the aggregate activity for the nine months ended September 30, 2019 related to the severance accrual for the Company’s combined restructuring plans:

Employee Severance
(in thousands)
Balance at December 31, 2018	$393
Severance charges	785
Cash paid	(983)
Balance at September 30, 2019	$195

The following table provides a summary of the aggregate activity for the nine months ended September 30, 2019 related to the facilities exit accrual for the Company’s combined restructuring plans:

Facilities
(in thousands)
Balance at December 31, 2018	$4,100
Facility charges	1,220
Adjustment for adoption of ASC 842	(1,417)
Sublease income received	268
Cash paid	(1,291)
Balance at September 30, 2019	$2,880

The following table presents restructuring charges recorded in the consolidated statements of operations and comprehensive income (loss) for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
	(in thousands)
Cost of revenue	$37	$7	$1,443	$1,430
Sales and marketing	17	17	133	241
Engineering and development	33	28	389	449
General and administrative	110	(245)	1,056	(115)
Total restructuring charges	$197	$(193)	$3,021	$2,005

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
As previously disclosed, the Company was named as a defendant in two shareholder litigation matters, which are discussed below.
Endurance
On May 4, 2015, Christopher Machado, a purported holder of the Company’s common stock, filed a civil action in the United States District Court for the District of Massachusetts against the Company and its former chief executive officer and former chief financial officer, captioned Machado v. Endurance International Group Holdings, Inc., et al., Civil Action No. 1:15-cv-11775-GAO. The plaintiff filed an amended complaint on December 8, 2015, a second amended complaint on March 18, 2016, and a third amended complaint on June 30, 2017. In the third amended complaint, plaintiffs Christopher Machado and Michael Rubin alleged claims for violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended, on behalf of a purported class of purchasers of the Company’s securities between October 25, 2013 and December 16, 2015, including persons or entities who purchased or acquired the Company's shares pursuant or traceable to the registration statement and prospectus issued in connection with the Company's October 25, 2013 initial public offering. The plaintiffs challenged as false or misleading certain of the Company’s disclosures about the total number of subscribers, average revenue per subscriber, the number of customers paying over $500 per year for the Company’s products and services, and the average number of products sold per subscriber. The proceedings were stayed and the parties negotiated the terms and conditions of a stipulation and agreement of settlement and related papers, which, among other things, provided for the release of all claims asserted against the Company and its former chief executive officer and former chief financial officer. On September 13, 2019, the court entered an order granting final approval of the settlement and dismissed the case with prejudice. The Company's contribution to the settlement pool was equal to the $5.8 million it reserved for this matter during the year ended December 31, 2018.
Constant Contact
On February 9, 2016, the Company acquired all of the outstanding shares of common stock of Constant Contact.
On August 7, 2015, a purported class action lawsuit, William McGee v. Constant Contact, Inc., et al., was filed in the United States District Court for the District of Massachusetts against Constant Contact and two of its former officers. An amended complaint, which named an additional former officer as a defendant, was filed December 19, 2016. The lawsuit asserts claims under Sections 10(b) and 20(a) of the Exchange Act, and is premised on allegedly false and/or misleading statements, and non-disclosure of material facts, regarding Constant Contact’s business, operations, prospects and performance during the proposed class period of October 23, 2014 to July 23, 2015. The parties mediated the claims on March 27, 2018, and as a result of that mediation reached an agreement in principle with the lead plaintiff to settle the action. The parties then negotiated the terms and conditions of a stipulation and agreement of settlement and related papers, which, among other things, provide for the release of all claims asserted against Constant Contact and its former officers. On May 18, 2018, the plaintiffs filed an unopposed motion seeking preliminary approval of the proposed settlement, certification of the proposed settlement class for settlement purposes only, and approval of notice to the settlement class. The court has not yet ruled on this motion but a hearing is scheduled for November 8, 2019. The Company's contribution to the settlement pool under this proposed settlement would be equal to the $1.5 million it reserved for this matter during the year ended December 31, 2018. The Company cannot make any assurances as to whether or when the McGee settlement will be approved by the court and the Company cannot assess the ultimate outcome of this matter or an estimate of any probable losses or any reasonably possible losses (other than the reserve specifically discussed above) at this time.

16. Related Party Transactions
The Company has various agreements in place with related parties. Below are details of significant related party transactions that occurred during the nine months ended September 30, 2018 and 2019.
Tregaron:
The Company has contracts with Tregaron India Holdings, LLC and its affiliates, including Diya Systems (Mangalore) Private Limited, Glowtouch Technologies Pvt. Ltd. and Touchweb Designs, LLC (collectively, “Tregaron”), for outsourced services, including email- and chat-based customer and technical support, network monitoring, engineering and development support and web design and web building services, and an office space lease. As of December 31, 2018, these entities were owned directly or indirectly by family members of the Company’s former chief executive officer, who was also a holder of more than 5% of the Company's capital stock during the majority of the year ended December 31, 2018. During the last quarter of fiscal year 2018, the former chief executive officer divested shares of the Company's capital stock, reducing his ownership to under 5%. As a result, Tregaron is not a related party as of January 1, 2019 and, therefore, no related party transactions are reported with Tregaron for the three and nine months ended September 30, 2019.
The following table presents the amounts of related party transactions recorded in the consolidated statements of operations and comprehensive income (loss) for the periods presented relating to services provided by Tregaron and its affiliates under these agreements for the periods in 2018 during which Tregaron was a related party:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
	(in thousands)
Cost of revenue	$3,330	$—	$10,555	$—
Sales and marketing	160	—	605	—
Engineering and development	290	—	960	—
General and administrative	20	—	65	—
Total related party transaction expense, net	$3,800	$—	$12,185	$—

As of December 31, 2018, approximately $2.4 million was included in accounts payable and accrued expense relating to services provided by Tregaron.
Innovative Business Services, LLC and SiteLock, LLC:
The Company also has an agreement with SiteLock, LLC ("SiteLock"), a subsidiary of Innovative Business Services, LLC, which provides multi-layered third-party security and website performance applications that are sold by the Company. During the nine months ended September 30, 2019, a director of the Company and the Company’s former chief executive officer, who was also a holder of more than 5% of the Company's capital stock during the majority of the year ended December 31, 2018, continued to hold a material financial interest in SiteLock.
The Company records revenue on the sale of SiteLock products on a net basis, since the Company views SiteLock as the primary obligor to deliver these services. As a result, the revenue share paid by the Company to SiteLock is recorded as contra-revenue. Further, SiteLock pays the Company a fee on sales made by SiteLock directly to customers of the Company. The Company records these fees as revenue.
The following table presents the amounts of related party transactions recorded in the consolidated statements of operations and comprehensive income (loss) for the periods presented relating to the Company's agreement with SiteLock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
	(in thousands)
Revenue	$(1,430)	$(1,400)	$(4,075)	$(4,140)
Revenue (contra)	1,800	1,190	6,140	5,180
Total related party transaction impact to revenue	$370	$(210)	$2,065	$1,040
Cost of revenue	170	180	490	500
Total related party transaction expense, net	$540	$(30)	$2,555	$1,540

As of December 31, 2018 and September 30, 2019, approximately $0.2 million and $0.0 million, respectively, was included in prepaid expenses and other current assets relating to the Company’s agreement with SiteLock.

As of December 31, 2018 and September 30, 2019, approximately $0.6 million and $0.4 million, respectively, was included in accounts payable and accrued expense relating to the Company’s agreement with SiteLock.
As of December 31, 2018 and September 30, 2019, approximately $0.9 million and $0.5 million, respectively, was included in accounts receivable relating to the Company’s agreement with SiteLock.
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
Email Marketing. The email marketing segment consists of Constant Contact email marketing tools and related products and the Company's SinglePlatform digital storefront solution. This segment also generates revenue from sales of the Company's Constant Contact-branded website builder tool and the Company's Ecomdash inventory management and marketplace listing solution.
The Company measures profitability of these segments based on revenue, gross profit, and adjusted EBITDA. The Company's segments share certain resources, primarily related to sales and marketing, engineering and development, and general and administrative functions. Management allocates these costs to each respective segment based on a consistently applied methodology.
The CODM does not use asset information to allocate resources or make operating decisions.
The accounting policies of each segment are the same as those described in the summary of significant accounting policies; please refer to Note 2, Summary of Significant Accounting Policies, for further details. The following tables contain financial information for each reportable segment for the three and nine months ended September 30, 2018 and 2019:

	Three Months Ended September 30, 2018
	Web presence	Email marketing	Domain	Total
	(in thousands)
Revenue(1)	$149,871	$102,111	$31,788	$283,770
Gross profit	$75,074	$71,356	$8,395	$154,825

Net (loss) income	$(7,565)	$6,596	$(5,366)	$(6,335)
Interest expense, net(2)	18,132	17,128	1,978	37,238
Income tax expense (benefit)	6,136	4,179	1,400	11,715
Depreciation	8,401	2,538	950	11,889
Amortization of other intangible assets	11,941	13,384	852	26,177
Stock-based compensation	1,569	4,472	1,509	7,550
Restructuring expenses	54	141	2	197
Loss from unconsolidated entities	—	—	—	—
Impairment of other long-lived assets	—	—	—	—
Shareholder litigation reserve	(768)	—	(167)	(935)
Adjusted EBITDA	$37,900	$48,438	$1,158	$87,496

	Three Months Ended September 30, 2019
	Web presence	Email marketing	Domain	Total
	(in thousands)
Revenue(1)	$143,196	$102,765	$31,232	$277,193
Gross profit	$73,592	$73,763	$9,083	$156,438

Net (loss) income	$(3,477)	$12,546	$(1,253)	$7,816
Interest expense, net(2)	16,665	18,599	488	35,752
Income tax expense (benefit)	(2,499)	(1,795)	(545)	(4,839)
Depreciation	8,302	2,114	864	11,280
Amortization of other intangible assets	9,311	11,553	804	21,668
Stock-based compensation	4,751	3,301	1,091	9,143
Restructuring expenses	(37)	(157)	1	(193)
Loss from unconsolidated entities	—	—	—	—
Impairment of other long-lived assets	—	—	—	—
Shareholder litigation reserve	—	—	—	—
Adjusted EBITDA	$33,016	$46,161	$1,450	$80,627

	Nine Months Ended September 30, 2018
	Web presence	Email marketing	Domain	Total
	(in thousands)
Revenue(1)	$457,603	$306,712	$98,581	$862,896
Gross profit	$225,149	$214,909	$29,241	$469,299

Net (loss) income	$(20,549)	$22,350	$(10,037)	$(8,236)
Interest expense, net(2)	53,503	50,866	6,834	111,203
Income tax expense (benefit)	960	8,009	(143)	8,826
Depreciation	24,769	9,090	2,894	36,753
Amortization of other intangible assets	35,812	39,716	2,362	77,890
Stock-based compensation	12,066	7,168	2,698	21,932
Restructuring expenses	1,654	723	644	3,021
Loss from unconsolidated entities	2	—	—	2
Impairment of other long-lived assets	—	—	—	—
Shareholder litigation reserve	4,780	1,500	1,045	7,325
Adjusted EBITDA	$112,997	$139,422	$6,297	$258,716

	Nine Months Ended September 30, 2019
	Web presence	Email marketing	Domain	Total
	(in thousands)
Revenue(1)	$433,353	$307,984	$94,743	$836,080
Gross profit	$219,050	$221,399	$11,435	$451,884

Net (loss) income	$(20,281)	$22,648	$(24,267)	$(21,900)
Interest expense, net(2)	50,853	55,103	3,442	109,398
Income tax expense (benefit)	1,589	1,102	349	3,040
Depreciation	24,018	6,667	2,700	33,385
Amortization of other intangible assets	27,600	34,244	2,293	64,137
Stock-based compensation	14,686	9,606	3,221	27,513
Restructuring expenses	752	1,220	33	2,005
Loss from unconsolidated entities	—	—	—	—
Impairment of other long-lived assets	—	—	17,892	17,892
Shareholder litigation reserve	—	—	—	—
Adjusted EBITDA	$99,217	$130,590	$5,663	$235,470

(1)
Revenue excludes intercompany transactions relating to domain sales and domain services from the domain segment to the web presence segment of $2.5 million and $7.6 million, respectively, for the three and nine months ended September 30, 2018, and $2.4 million and $7.5 million, respectively, for the three and nine months ended September 30, 2019.

(2)	Interest expense includes impact of amortization of deferred financing costs, original issue discounts and interest income.
18. Subsequent Events
The Company evaluated all subsequent events occurring through November 4, 2019 to determine if any such events should be reflected in these consolidated financial statements. There were no material recognized subsequent events recorded in the September 30, 2019 consolidated financial statements.
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
The following tables present supplemental condensed consolidating balance sheet information of Holdings (“Parent”), the Issuer, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries as of December 31, 2018 and September 30, 2019, supplemental condensed consolidating results of operations for the three and nine months ended September 30, 2018 and 2019, and condensed cash flow information for the nine months ended September 30, 2018 and 2019:

Condensed Consolidating Balance Sheets
December 31, 2018
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$21	$2	$62,495	$26,126	$—	$88,644
Restricted cash	—	—	1,932	—	—	1,932
Accounts receivable	—	—	11,219	986	—	12,205
Prepaid domain name registry fees	—	—	50,325	6,454	—	56,779
Prepaid commissions	—	—	40,804	654	—	41,458
Prepaid expenses and other current assets	—	422	31,425	3,243	—	35,090
Total current assets	21	424	198,200	37,463	—	236,108
Intercompany receivables—net	34,595	401,342	(323,200)	(112,737)	—	—
Property and equipment—net	—	—	79,091	13,184	—	92,275
Goodwill	—	—	1,695,451	153,614	—	1,849,065
Other intangible assets—net	—	—	351,920	596	—	352,516
Investment in subsidiaries	139,838	1,559,256	57,749	—	(1,756,843)	—
Prepaid commissions, net of current portion	—	—	41,746	726	—	42,472
Other assets	—	5,239	27,463	1,369	—	34,071
Total assets	$174,454	$1,966,261	$2,128,420	$94,215	$(1,756,843)	$2,606,507
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$—	$—	$12,015	$434	$—	$12,449
Accrued expenses and other current liabilities	—	25,373	77,316	7,494	—	110,183
Deferred revenue	—	—	347,703	24,055	—	371,758
Current portion of notes payable	—	31,606	—	—	—	31,606
Current portion of financed equipment	—	—	8,379	—	—	8,379
Deferred consideration—short term	—	—	2,425	—	—	2,425
Total current liabilities	—	56,979	447,838	31,983	—	536,800
Deferred revenue—long term	—	—	91,615	4,525	—	96,140
Notes payable	—	1,770,055	—	—	—	1,770,055
Deferred consideration	—	—	1,364	—	—	1,364
Other long-term liabilities	—	(612)	28,349	(43)	—	27,694
Total liabilities	—	1,826,422	569,166	36,465	—	2,432,053
Equity	174,454	139,839	1,559,254	57,750	(1,756,843)	174,454
Total liabilities and stockholders' equity	$174,454	$1,966,261	$2,128,420	$94,215	$(1,756,843)	$2,606,507

Condensed Consolidating Balance Sheets
September 30, 2019
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$284	$3	$62,433	$21,745	$—	$84,465
Restricted cash	—	—	1,832	—	—	1,832
Accounts receivable	—	—	10,753	1,386	—	12,139
Prepaid domain name registry fees	—	—	50,197	6,358	—	56,555
Prepaid commissions	—	—	40,008	520	—	40,528
Prepaid expenses and other current assets	—	29	31,732	4,446	—	36,207
Total current assets	284	32	196,955	34,455	—	231,726
Intercompany receivables—net	33,264	242,612	(165,492)	(110,384)	—	—
Property and equipment—net	—	—	72,862	13,456	—	86,318
Operating lease right-of-use assets	—	—	92,946	5,118	—	98,064
Goodwill	—	—	1,695,451	159,378	—	1,854,829
Other intangible assets, net	—	—	270,584	2,745	—	273,329
Investment in subsidiaries	145,011	1,648,822	63,390	—	(1,857,223)	—
Prepaid commissions, net of current portion	—	—	47,300	476	—	47,776
Other assets	—	2,022	26,567	1,842	—	30,431
Total assets	$178,559	$1,893,488	$2,300,563	$107,086	$(1,857,223)	$2,622,473
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$—	$—	$9,614	$557	$—	$10,171
Accrued expenses and other current liabilities	131	14,618	62,349	8,694	—	85,792
Deferred revenue	—	—	351,364	24,365	—	375,729
Operating lease liabilities—short term	—	—	19,466	3,008	—	22,474
Current portion of notes payable	—	31,606	—	—	—	31,606
Current portion of financed equipment	—	—	2,637	—	—	2,637
Deferred consideration—short term	—	—	2,181	—	—	2,181
Total current liabilities	131	46,224	447,611	36,624	—	530,590
Deferred revenue—long term	—	—	94,333	4,924	—	99,257
Operating lease liabilities—long term	—	—	82,192	2,402	—	84,594
Notes payable	—	1,703,065	—	—	—	1,703,065
Other long-term liabilities	—	(812)	27,605	(254)	—	26,539
Total liabilities	131	1,748,477	651,741	43,696	—	2,444,045
Equity	178,428	145,011	1,648,822	63,390	(1,857,223)	178,428
Total liabilities and stockholders' equity	$178,559	$1,893,488	$2,300,563	$107,086	$(1,857,223)	$2,622,473

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Three Months Ended September 30, 2018
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$271,559	$15,793	$(3,582)	$283,770
Cost of revenue	—	—	121,476	11,051	(3,582)	128,945
Gross profit	—	—	150,083	4,742	—	154,825
Operating expense:
Sales and marketing	—	—	61,386	2,445	—	63,831
Engineering and development	—	—	20,527	2,156	—	22,683
General and administrative	(11)	52	25,055	597	—	25,693
Total operating expense	(11)	52	106,968	5,198	—	112,207
Income (loss) from operations	11	(52)	43,115	(456)	—	42,618
Interest expense and other income—net	—	37,305	74	(141)	—	37,238
Income (loss) before income taxes and equity earnings of unconsolidated entities	11	(37,357)	43,041	(315)	—	5,380
Income tax (benefit) expense	—	(8,891)	22,020	(1,414)	—	11,715
Income (loss) before equity earnings of unconsolidated entities	11	(28,466)	21,021	1,099	—	(6,335)
Equity loss (income) of unconsolidated entities, net of tax	6,346	(22,120)	(1,099)	—	16,873	—
Net (loss) income	$(6,335)	$(6,346)	$22,120	$1,099	$(16,873)	$(6,335)
Comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	(644)	—	(644)
Unrealized gain (loss) on cash flow hedge, net of taxes	—	812	—	—	—	812
Total comprehensive (loss) income	$(6,335)	$(5,534)	$22,120	$455	$(16,873)	$(6,167)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Nine Months Ended September 30, 2018
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$823,884	$49,683	$(10,671)	$862,896
Cost of revenue	—	—	371,114	33,154	(10,671)	393,597
Gross profit	—	—	452,770	16,529	—	469,299
Operating expense:
Sales and marketing	—	—	190,154	7,579	—	197,733
Engineering and development	—	—	58,893	5,666	—	64,559
General and administrative	(11)	169	127,529	(32,475)	—	95,212
Total operating expense	(11)	169	376,576	(19,230)	—	357,504
Income (loss) from operations	11	(169)	76,194	35,759	—	111,795
Interest expense and other income—net	—	111,051	539	(387)	—	111,203
Income (loss) before income taxes and equity earnings of unconsolidated entities	11	(111,220)	75,655	36,146	—	592
Income tax (benefit) expense	—	(26,470)	35,897	(601)	—	8,826
Income (loss) before equity earnings of unconsolidated entities	11	(84,750)	39,758	36,747	—	(8,234)
Equity loss (income) of unconsolidated entities, net of tax	8,247	(76,503)	(36,744)	19	104,983	2
Net (loss) income	$(8,236)	$(8,247)	$76,502	$36,728	$(104,983)	$(8,236)
Comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	(2,489)	—	(2,489)
Unrealized gain (loss) on cash flow hedge, net of taxes	—	1,996	—	—	—	1,996
Total comprehensive (loss) income	$(8,236)	$(6,251)	$76,502	$34,239	$(104,983)	$(8,729)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Three Months Ended September 30, 2019
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$265,165	$15,196	$(3,168)	$277,193
Cost of revenue	—	—	113,787	10,136	(3,168)	120,755
Gross profit	—	—	151,378	5,060	—	156,438
Operating expense:
Sales and marketing	—	—	56,595	2,548	—	59,143
Engineering and development	—	—	25,954	2,303	—	28,257
General and administrative	401	58	29,880	(30)	—	30,309
Total operating expense	401	58	112,429	4,821	—	117,709
(Loss) income from operations	(401)	(58)	38,949	239	—	38,729
Interest expense and other income—net	—	35,925	(38)	(135)	—	35,752
(Loss) income before income taxes and equity earnings of unconsolidated entities	(401)	(35,983)	38,987	374	—	2,977
Income tax (benefit) expense	—	(8,563)	3,616	108	—	(4,839)
(Loss) income before equity earnings of unconsolidated entities	(401)	(27,420)	35,371	266	—	7,816
Equity (income) loss of unconsolidated entities, net of tax	(8,217)	(35,635)	(267)	—	44,119	—
Net income (loss)	$7,816	$8,215	$35,638	$266	$(44,119)	$7,816
Comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	(1,001)	—	(1,001)
Unrealized gain (loss) on cash flow hedge, net of taxes	—	240	—	—	—	240
Total comprehensive income (loss)	$7,816	$8,455	$35,638	$(735)	$(44,119)	$7,055

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Nine Months Ended September 30, 2019
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$799,637	$46,059	$(9,616)	$836,080
Cost of revenue (including impairment of $17,892)	—	—	363,049	30,763	(9,616)	384,196
Gross profit	—	—	436,588	15,296	—	451,884
Operating expense:
Sales and marketing	—	—	181,901	9,320	—	191,221
Engineering and development	—	—	70,471	6,828	—	77,299
General and administrative	1,226	175	90,494	932	(1)	92,826
Total operating expense	1,226	175	342,866	17,080	(1)	361,346
(Loss) income from operations	(1,226)	(175)	93,722	(1,784)	1	90,538
Interest expense and other income—net	—	109,776	34	(412)	—	109,398
(Loss) income before income taxes and equity earnings of unconsolidated entities	(1,226)	(109,951)	93,688	(1,372)	1	(18,860)
Income tax (benefit) expense	—	(26,167)	27,649	1,558	—	3,040
(Loss) income before equity earnings of unconsolidated entities	(1,226)	(83,784)	66,039	(2,930)	1	(21,900)
Equity loss (income) of unconsolidated entities, net of tax	20,674	(63,106)	2,930	—	39,502	—
Net (loss) income	$(21,900)	$(20,678)	$63,109	$(2,930)	$(39,501)	$(21,900)
Comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	(1,054)	—	(1,054)
Unrealized gain (loss) on cash flow hedge, net of taxes	—	(611)	—	—	—	(611)
Total comprehensive (loss) income	$(21,900)	$(21,289)	$63,109	$(3,984)	$(39,501)	$(23,565)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2018
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$—	$(88,464)	$184,252	$37,805	$—	$133,593
Cash flows from investing activities:
Purchases of property and equipment	—	—	(22,159)	(184)	—	(22,343)
Proceeds from sale of property and equipment	—	—	6	—	—	6
Net cash used in investing activities	—	—	(22,153)	(184)	—	(22,337)
Cash flows from financing activities:
Proceeds from issuance of term loan and notes, net of original issue discounts	—	1,580,305	—	—	—	1,580,305
Repayments of term loans	—	(1,656,094)	—	—	—	(1,656,094)
Payment of financing costs	—	(1,580)	—	—	—	(1,580)
Payment of deferred consideration	—	—	(4,500)	—	—	(4,500)
Principal payments on financed equipment	—	—	(5,609)	—	—	(5,609)
Proceeds from exercise of stock options	756	—	—	—	—	756
Intercompany loans and investments	(641)	165,833	(147,328)	(17,864)	—	—
Net cash provided by (used in) financing activities	115	88,464	(157,437)	(17,864)	—	(86,722)
Net effect of exchange rate on cash and cash equivalents and restricted cash	—	—	—	(2,146)	—	(2,146)
Net increase in cash and cash equivalents and restricted cash	115	—	4,662	17,611	—	22,388
Cash and cash equivalents and restricted cash:
Beginning of period	92	2	57,629	11,395	—	69,118
End of period	$207	$2	$62,291	$29,006	$—	$91,506

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2019
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(1,094)	$(83,729)	$202,049	$(1,546)	$—	$115,680
Cash flows from investing activities:
Businesses acquired in purchase transaction, net of cash acquired	—	—	(8,875)	—	—	(8,875)
Purchases of property and equipment	—	—	(26,796)	—	—	(26,796)
Proceeds from sale of property and equipment	—	—	—	1	—	1
Net cash (used in) provided by investing activities	—	—	(35,671)	1	—	(35,670)
Cash flows from financing activities:
Repayments of term loans	—	(75,000)	—	—	—	(75,000)
Payment of deferred consideration	—	—	(2,500)	—	—	(2,500)
Principal payments on financed equipment	—	—	(6,332)	—	—	(6,332)
Proceeds from exercise of stock options	26	—	—	—	—	26
Intercompany loans and investments	1,331	158,730	(157,708)	(2,353)	—	—
Net cash provided by (used in) financing activities	1,357	83,730	(166,540)	(2,353)	—	(83,806)
Net effect of exchange rate on cash and cash equivalents and restricted cash	—	—	—	(483)	—	(483)
Net increase (decrease) in cash and cash equivalents and restricted cash	263	1	(162)	(4,381)	—	(4,279)
Cash and cash equivalents and restricted cash:
Beginning of period	21	2	64,427	26,126	—	90,576
End of period	$284	$3	$64,265	$21,745	$—	$86,297

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
Email Marketing. Our email marketing segment consists of Constant Contact email marketing tools and related products and our SinglePlatform digital storefront solution. This segment also generates revenue from sales of our Constant Contact-branded website builder tool and our Ecomdash inventory management and marketplace listing solution ("Ecomdash"), which was acquired in the third quarter of 2019.
Our financial results for the third quarter of 2019 reflected an increase in net income, and a decrease in both revenue and net cash provided by operating activities compared to the third quarter of 2018. Year over year changes in revenue, net (loss) income and net cash provided by operating activities are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
	(in thousands)
Revenue	$283,770	$277,193	$862,896	$836,080
Net (loss) income	$(6,335)	$7,816	$(8,236)	$(21,900)
Net cash provided by operating activities	$51,341	$40,951	$133,593	$115,680

•
Revenue for the three months ended September 30, 2019 decreased by 2.3% as compared to the three months ended September 30, 2018, primarily due to revenue declines in the web presence and domain segments. These declines were partially offset by a slight increase in email marketing segment revenue.

•
Net income (loss) improved from a loss of $6.3 million for the three months ended September 30, 2018 to income of $7.8 million for the three months ended September 30, 2019, due primarily to lower income tax expense, lower cost of revenue (including amortization expense), and lower interest expense. These factors were partially offset by lower revenue, higher stock-based compensation expense, and higher engineering and development expense.

•
Net cash provided by operating activities during the three months ended September 30, 2019 decreased from $51.3 million for the three months ended September 30, 2018 to $41.0 million for the three months ended September 30,

2019. This decrease was the result of higher interest payments, as well as timing of certain vendor payments, partially offset by lower restructuring related payments and lower tax related payments.

•
Revenue for the nine months ended September 30, 2019 decreased by 3.1% as compared to the nine months ended September 30, 2018, primarily due to revenue declines in the web presence and domain segments. These declines were partially offset by a slight increase in email marketing segment revenue.

•
Net loss increased from $8.2 million for the nine months ended September 30, 2018 to $21.9 million for the nine months ended September 30, 2019. This was due primarily to an impairment charge of $17.9 million in the second quarter of 2019, which was attributable to certain premium domain name intangible assets which have been adversely affected by ongoing market conditions, partially offset by the same factors that positively impacted net income during the three months ended September 30, 2019.

•
Net cash provided by operating activities decreased from $133.6 million for the nine months ended September 30, 2018 to $115.7 million for the nine months ended September 30, 2019. This decrease was primarily due to the overall decline in revenue and higher levels of investment in engineering and development, which were partially offset by lower payments for interest, interest rate caps, and restructuring expense.

Our total subscriber base increased during the three months ended September 30, 2019. Our non-strategic brands continue to lose subscribers, but during this period net subscriber additions from our strategic brands, in the aggregate, outpaced losses in our non-strategic brands. Our non-strategic brands are principally web hosting brands, but also include our cloud backup brands and certain other products that we launched in late 2015 and early 2016, but have either discontinued or no longer actively market. Subscriber counts are decreasing in these brands, and we are managing them to optimize cash flow rather than to acquire new subscribers.
Our 2019 operating plan continues to focus on delivering increased value to customers of our key strategic brands, including Constant Contact, Bluehost, HostGator and Domain.com, and on simplifying our operations. We increased our investments in engineering and development in 2018 in order to improve the customer experience and expand product offerings in our strategic brands, and have continued these investments across our business in 2019. We believe this will position us for growth in the future. These additional investments have adversely impacted our net income (loss), adjusted EBITDA, cash flows from operations and free cash flow during the first nine months of 2019, and we expect this impact to continue during the remainder of the year. We intend to increase sales and marketing spend in the fourth quarter of 2019 as compared with the third quarter of 2019, which we expect will result in lower adjusted EBITDA in the fourth quarter relative to the third.
Key Metrics
We use a number of metrics, including the following key metrics, to evaluate the operating and financial performance of our business, identify trends affecting our business, develop projections and make strategic business decisions:

•	total subscribers

•	average revenue per subscriber, or ARPS

•	adjusted EBITDA

•	free cash flow
Adjusted EBITDA and free cash flow are non-GAAP financial measures. A non-GAAP financial measure is a numerical measure of a company’s operating performance, financial position or cash flow that includes or excludes amounts that are included or excluded from the most directly comparable measure calculated and presented in accordance with accounting principles generally accepted in the United States of America, which we refer to as "GAAP" or "U.S. GAAP." Our non-GAAP financial measures may not provide information that is directly comparable to that provided by other companies in our industry, as other companies in our industry may calculate non-GAAP financial results differently. In addition, there are limitations in using non-GAAP financial measures because they are not prepared in accordance with GAAP and exclude expenses that may have a material impact on our reported financial results. For example, adjusted EBITDA excludes interest expense, which has been and will continue to be for the foreseeable future a significant recurring expense in our business. The presentation of non-GAAP financial information is not meant to be considered in isolation from, or as a substitute for, the directly comparable financial measures prepared in accordance with GAAP. We urge you to review the additional information about adjusted EBITDA and free cash flow shown below, including the reconciliations of these non-GAAP financial measures to their comparable GAAP financial measures, and not to rely on any single financial measure to evaluate our business.
The following table summarizes our key metrics (except for free cash flow, which is discussed in Liquidity and Capital Resources below) by segment for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
	(in thousands, except ARPS)
Consolidated metrics:
Total subscribers	4,852	4,780	4,852	4,780
Average subscribers for the period	4,885	4,774	4,951	4,791
ARPS	$19.36	$19.35	$19.36	$19.39
Adjusted EBITDA	$87,496	$80,627	$258,716	$235,470

Web presence segment metrics:
Total subscribers	3,682	3,579	3,682	3,579
Average subscribers for the period	3,709	3,584	3,765	3,610
ARPS	$13.47	$13.32	$13.50	$13.34
Adjusted EBITDA	$37,900	$33,016	$112,997	$99,217

Email marketing segment metrics:
Total subscribers	499	491	499	491
Average subscribers for the period	502	491	509	493
ARPS	$67.88	$69.79	$66.97	$69.40
Adjusted EBITDA	$48,438	$46,161	$139,422	$130,590

Domain segment metrics:
Total subscribers	671	710	671	710
Average subscribers for the period	674	699	677	688
ARPS	$15.71	$14.88	$16.18	$15.30
Adjusted EBITDA	$1,158	$1,450	$6,297	$5,663
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
Email marketing segment subscribers mostly consist of subscribers to Constant Contact's email marketing service, but also include SinglePlatform subscribers and paying subscribers to our Constant Contact-branded website builder tool and our Ecomdash inventory management and marketplace listing solution, which was acquired in the quarter ended September 30, 2019. Our email marketing and total subscriber counts as of September 30, 2019 include approximately 1,300 subscribers from the Ecomdash acquisition.
The table below provides additional detail on changes in our total subscriber count by segment for the twelve-month period ending on September 30, 2019:

	Web presence	Email marketing	Domain	Total
	# Subscribers	# Subscribers	# Subscribers	# Subscribers
	(in thousands)
Total Subscribers - September 30, 2018	3,682	499	671	4,852
Adjustments	(2)	1	—	(1)
Acquisitions	—	1	—	1
Net subscriber (decrease) increase	(101)	(10)	39	(72)
Total Subscribers - September 30, 2019	3,579	491	710	4,780
The decrease in total subscribers from 4.852 million at September 30, 2018 to 4.780 million at September 30, 2019 was driven primarily by subscriber losses in our web presence segment, a majority of which were due to subscriber attrition in our non-strategic brands, and to a lesser extent, subscriber losses in our email marketing segment, partially offset by subscriber additions in our domain segment.
As noted in the Overview section above, during the three months ended September 30, 2019, our total subscriber base increased as compared to total subscribers at June 30, 2019 as subscriber additions from our strategic brands, in the aggregate, outpaced losses in non-strategic brands.
Average Revenue per Subscriber (ARPS)
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
The following table reflects the calculation of ARPS by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
	(in thousands, except ARPS)
Consolidated revenue	$283,770	$277,193	$862,896	$836,080
Consolidated total subscribers	4,852	4,780	4,852	4,780
Consolidated average subscribers for the period	4,885	4,774	4,951	4,791
Consolidated ARPS	$19.36	$19.35	$19.36	$19.39

Web presence revenue	$149,871	$143,196	$457,603	$433,353
Web presence subscribers	3,682	3,579	3,682	3,579
Web presence average subscribers for the period	3,709	3,584	3,765	3,610
Web presence ARPS	$13.47	$13.32	$13.50	$13.34

Email marketing revenue	$102,111	$102,765	$306,712	$307,984
Email marketing subscribers(1)	499	491	499	491
Email marketing average subscribers for the period	502	491	509	493
Email marketing ARPS	$67.88	$69.79	$66.97	$69.40

Domain revenue	$31,788	$31,232	$98,581	$94,743
Domain subscribers	671	710	671	710
Domain average subscribers for the period	674	699	677	688
Domain ARPS	$15.71	$14.88	$16.18	$15.30

(1)
Total email marketing subscriber count as of September 30, 2018 was impacted by a loss of approximately 10,500 subscribers, which resulted from changes made to Constant Contact's account cancellation policy to make it more consistent with the rest of our business.

These changes took place in the three months ended June 30, 2018, as previously disclosed. In addition, the total email marketing subscriber count as of September 30, 2019 includes approximately 1,300 subscribers added as part of our September 2019 acquisition of Ecomdash.
ARPS does not represent an exact measure of the average amount a subscriber spends with us each month, because our calculation of ARPS includes all of our revenue, including revenue generated by non-subscribers, in the numerator. We have three principal sources of non-subscription-based revenue:

•
Revenue from domain-only customers. Our web presence and domain segments each earn revenue from domain-only customers. For our web presence segment, approximately 1% of our revenue for the nine months ended September 30, 2019 was earned from domain-only customers. For our domain segment, approximately 5% of our revenue for the nine months ended September 30, 2019 was earned from domain-only customers.

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
A portion of our revenue is generated from customers that resell our services. We refer to these customers as “resellers.” We consider these resellers (rather than the end user customers of these resellers) to be subscribers under our total subscribers definition, because we do not have a billing relationship with the end users and cannot determine the number of end users acquiring our services through a reseller. A majority of our reseller revenue is for the purchase of domains and is primarily related to our domain segment. As of both September 30, 2018 and 2019, approximately 40% of our domain segment revenue is earned from resellers. Reseller revenue earned by our web presence segment and email marketing segment was less than 4% and less than 1%, respectively, for all periods presented, and fluctuations in reseller revenue have not materially impacted ARPS for those segments.
Comparison of Three Months Ended September 30, 2018 and 2019: ARPS
For the three months ended September 30, 2018 and 2019, consolidated ARPS decreased from $19.36 to $19.35, respectively. This decrease in ARPS was driven primarily by decreases in ARPS from our web presence and domain segments, partially offset by an increase in ARPS from our email marketing segment.
Web presence ARPS decreased from $13.47 for the three months ended September 30, 2018 to $13.32 for the three months ended September 30, 2019. This decrease was primarily the result of more subscribers joining our platform at introductory pricing, which is typically lower than renewal pricing. In addition, non-subscription-based revenue decreased slightly from $2.4 million for the three months ended September 30, 2018 to $1.9 million for the three months ended September 30, 2019, causing ARPS to decrease by $0.04.
Email marketing ARPS increased from $67.88 for the three months ended September 30, 2018 to $69.79 for the three months ended September 30, 2019. This increase was primarily due to increased purchases from existing subscribers.
Domain ARPS decreased from $15.71 for the three months ended September 30, 2018 to $14.88 for the three months ended September 30, 2019. This decrease was primarily the result of a decrease in non-subscription-based revenue from $6.2 million for the three months ended September 30, 2018 to $5.8 million for the three months ended September 30, 2019, which caused ARPS to decrease by $0.29, as well as more subscribers joining our platform at introductory pricing.
Comparison of Nine Months Ended September 30, 2018 and 2019: ARPS
For the nine months ended September 30, 2018 and 2019, consolidated ARPS increased from $19.36 to $19.39, respectively. This increase in ARPS was driven primarily by increases in ARPS from our email marketing segment, partially offset by a decrease in ARPS from our web presence and domain segments.
Web presence ARPS decreased from $13.50 for the nine months ended September 30, 2018 to $13.34 for the nine months ended September 30, 2019. This decrease was primarily the result of more subscribers joining our platform at introductory pricing. In addition, non-subscription-based revenue decreased from $6.7 million for the nine months ended September 30, 2018 to $5.7 million for the nine months ended September 30, 2019, which caused ARPS to decrease by $0.02.
Email marketing ARPS increased from $66.97 for the nine months ended September 30, 2018 to $69.40 for the nine months ended September 30, 2019. This increase was due to price increases and increased purchases from existing subscribers.

Domain ARPS decreased from $16.18 for the nine months ended September 30, 2018 to $15.30 for the nine months ended September 30, 2019. This decrease was primarily the result of a decrease in non-subscription-based revenue from $20.0 million for the nine months ended September 30, 2018 to $17.8 million for the nine months ended September 30, 2019, which caused ARPS to decrease by $0.40, as well as more subscribers joining our platform at introductory pricing.

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
The following table reflects the reconciliation of net (loss) income calculated in accordance with GAAP to adjusted EBITDA for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
	(in thousands)
Consolidated
Net (loss) income	$(6,335)	$7,816	$(8,236)	$(21,900)
Interest expense, net(1)	37,238	35,752	111,203	109,398
Income tax expense (benefit)	11,715	(4,839)	8,826	3,040
Depreciation	11,889	11,280	36,753	33,385
Amortization of other intangible assets	26,177	21,668	77,890	64,137
Stock-based compensation	7,550	9,143	21,932	27,513
Restructuring expenses	197	(193)	3,021	2,005
Loss from unconsolidated entities	—	—	2	—
Impairment of other long-lived assets	—	—	—	17,892
Shareholder litigation reserve	(935)	—	7,325	$—
Adjusted EBITDA	$87,496	$80,627	$258,716	$235,470

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
Web presence	(in thousands)
Net loss	$(7,565)	$(3,477)	$(20,549)	$(20,281)
Interest expense, net(1)	18,132	16,665	53,503	50,853
Income tax expense (benefit)	6,136	(2,499)	960	1,589
Depreciation	8,401	8,302	24,769	24,018
Amortization of other intangible assets	11,941	9,311	35,812	27,600
Stock-based compensation	1,569	4,751	12,066	14,686
Restructuring expenses	54	(37)	1,654	752
Loss from unconsolidated entities	—	—	2	—
Impairment of other long-lived assets	—	—	—	—
Shareholder litigation reserve	(768)	—	4,780	—
Adjusted EBITDA	$37,900	$33,016	$112,997	$99,217

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
Email marketing	(in thousands)
Net income	$6,596	$12,546	$22,350	$22,648
Interest expense, net(1)	17,128	18,599	50,866	55,103
Income tax expense (benefit)	4,179	(1,795)	8,009	1,102

Depreciation	2,538	2,114	9,090	6,667
Amortization of other intangible assets	13,384	11,553	39,716	34,244
Stock-based compensation	4,472	3,301	7,168	9,606
Restructuring expenses	141	(157)	723	1,220
Loss from unconsolidated entities	—	—	—	—
Impairment of other long-lived assets	—	—	—	—
Shareholder litigation reserve	—	—	1,500	—
Adjusted EBITDA	$48,438	$46,161	$139,422	$130,590

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
Domain	(in thousands)
Net loss	$(5,366)	$(1,253)	$(10,037)	$(24,267)
Interest expense, net(1)	1,978	488	6,834	3,442
Income tax expense (benefit)	1,400	(545)	(143)	349
Depreciation	950	864	2,894	2,700
Amortization of other intangible assets	852	804	2,362	2,293
Stock-based compensation	1,509	1,091	2,698	3,221
Restructuring expenses	2	1	644	33
Loss from unconsolidated entities	—	—	—	—
Impairment of other long-lived assets	—	—	—	17,892
Shareholder litigation reserve	(167)	—	1,045	—
Adjusted EBITDA	$1,158	$1,450	$6,297	$5,663

(1)	Interest expense includes impact of amortization of deferred financing costs, original issue discounts and interest income.
Comparison of the Three Months Ended September 30, 2018 and 2019: Net Income (Loss) and Adjusted EBITDA
Net income (loss) on a consolidated basis improved from a loss of $6.3 million for the three months ended September 30, 2018 to income of $7.8 million for the three months ended September 30, 2019. The primary factors driving this improvement were a $16.6 million decrease in income tax expense, a $4.5 million decrease in amortization expense, and a $1.5 million decrease in interest expense, partially offset by a $5.6 million increase in costs relating to engineering and development and a $1.6 million increase in stock-based compensation expense.
Net loss for our web presence segment decreased from $7.6 million for the three months ended September 30, 2018 to $3.5 million for the three months ended September 30, 2019. This decrease in net loss was primarily related to an $8.6 million decrease in income tax expense, a $2.6 million decrease in amortization, a $5.0 million decrease in costs impacting sales and marketing, a $3.2 million decrease in costs impacting cost of revenue, and a $1.5 million decrease in interest expense. These factors were partially offset by a $6.7 million decrease in revenue, a $3.5 million increase in engineering costs, a $3.2 million increase in stock-based compensation expense, and a $3.0 million increase in general and administrative costs.
Net income for our email marketing segment increased from $6.6 million for the three months ended September 30, 2018 to $12.5 million for the three months ended September 30, 2019. This increase in net income was primarily due to a $6.0 million decrease in income tax expense, a $1.8 million decrease in amortization expense, a $1.2 million decrease in stock-based compensation expense, and a $0.7 million increase in revenue. These factors were partially offset by an increase of $1.9 million in costs impacting engineering and development, and a $1.5 million increase in interest expense.
Net loss for our domain segment decreased from $5.4 million for the three months ended September 30, 2018 to $1.3 million for the three months ended September 30, 2019. This decrease in net loss was primarily due to a $1.9 million reduction in tax expense, a $1.5 million reduction in interest expense, a $0.4 million reduction in stock-based compensation, and other cost reductions of $0.8 million. These factors were partially offset by a $0.6 million reduction in revenue.
Adjusted EBITDA on a consolidated basis decreased from $87.5 million for the three months ended September 30, 2018 to $80.6 million for the three months ended September 30, 2019. This decrease in adjusted EBITDA was primarily a result of the adjusted EBITDA decrease in our web presence and email marketing segments, as discussed below.

Adjusted EBITDA for our web presence segment decreased from $37.9 million for the three months ended September 30, 2018 to $33.0 million for the three months ended September 30, 2019. This decrease was primarily due to a $6.7 million decrease in revenue, a $3.5 million increase in engineering and development expense, and a $3.0 million increase in general and administrative expense. These factors were partially offset by $5.0 million of cost reductions impacting sales and marketing expense, with the balance of the offset primarily related to lower cost of revenue of $3.2 million.
Adjusted EBITDA for our email marketing segment decreased from $48.4 million for the three months ended September 30, 2018 to $46.2 million for the three months ended September 30, 2019. This decrease was due primarily to an increase in costs impacting engineering and development expense of $1.9 million, an increase in costs impacting general and administrative expense of $0.6 million, and an increase in costs impacting cost of revenue of $0.5 million. These factors were partially offset by an increase in revenue of $0.7 million, and other cost reductions of $0.2 million.
Adjusted EBITDA for our domain segment increased from $1.2 million for the three months ended September 30, 2018 to $1.5 million for the three months ended September 30, 2019. This increase in adjusted EBITDA was due primarily to a combined decrease of approximately $1.4 million in costs impacting cost of revenue and general and administrative expense, partially offset by a decrease in revenue of $0.6 million, and other cost increases of $0.6 million.
Comparison of the Nine Months Ended September 30, 2018 and 2019: Net Income (Loss) and Adjusted EBITDA
Net loss on a consolidated basis increased from $8.2 million for the nine months ended September 30, 2018 to $21.9 million for the nine months ended September 30, 2019. This increase in net loss was due to a reduction in revenue of $26.8 million, increased impairment charges of $17.9 million, a $12.0 million increase in costs impacting engineering and development expense, increased stock-based compensation expense of $5.6 million, and a $2.4 million increase in costs impacting general and administrative expense. These factors were partially offset by decreased amortization expense of $13.7 million, a $10.6 million reduction in costs impacting cost of revenue, a $7.4 million reduction in costs impacting sales and marketing expense, a $7.3 million reduction due to the impact of the shareholder litigation reserve recorded during the nine months ended September 30, 2018, a $5.8 million reduction in income tax expense, a decrease in depreciation expense of $3.4 million, a $1.8 million reduction in interest expense, and a $1.0 million reduction in restructuring costs.
Net loss for our web presence segment decreased from $20.5 million for the nine months ended September 30, 2018 to $20.3 million for the nine months ended September 30, 2019. This decrease in net loss is primarily related to $14.4 million of reductions in costs impacting sales and marketing expense, an $8.2 million decrease in amortization expense, $8.1 million of reductions in costs impacting cost of revenue, a $4.8 million reduction due to the impact of the shareholder litigation reserve recorded during the nine months ended September 30, 2018, a $2.6 million decrease in interest expense, and other cost decreases of $1.3 million. These factors were partially offset by a reduction in revenue of $24.2 million, a $7.2 million increase in costs impacting engineering and development expense, a $4.8 million increase in costs impacting general and administrative expense, a $2.6 million increase in stock-based compensation expense, and a $0.6 million increase in income tax expense.
Net income for our email marketing segment increased from $22.4 million for the nine months ended September 30, 2018 to $22.6 million for the nine months ended September 30, 2019. This increase in net income was primarily due to a $6.9 million decrease in income tax expense, a $5.5 million decrease in amortization expense, a $2.4 million decrease in depreciation expense, a $1.5 million reduction due to the impact of the shareholder litigation reserve recorded during the nine months ended September 30, 2018, and an increase in revenue of $1.3 million. These factors were partially offset by a $5.0 million increase in costs impacting sales and marketing, a $4.2 million increase in interest expense, a $4.1 million increase in costs impacting engineering and development, a $2.4 million increase in stock-based compensation expense, and other cost increases of $1.7 million.
Net loss for our domain segment increased from $10.0 million for the nine months ended September 30, 2018 to $24.3 million for the nine months ended September 30, 2019. This increase in net loss was primarily due to a $17.9 million increase in impairment charges, a $3.8 million reduction in revenue, a $1.9 million increase in costs impacting sales and marketing expense, a $0.8 million increase in costs impacting engineering and development, and a $0.5 million increase in income tax expense. These factors were partially offset by a $3.5 million reduction in costs impacting cost of revenue, a $2.3 million decrease in costs impacting general and administrative expense, a $3.4 million decrease in interest expense, and other cost reductions of $1.4 million.
Adjusted EBITDA on a consolidated basis decreased from $258.7 million for the nine months ended September 30, 2018 to $235.5 million for the nine months ended September 30, 2019. This decrease in adjusted EBITDA was a result of the adjusted EBITDA decrease in our web presence, email marketing and domain segments, as discussed below.
Adjusted EBITDA for our web presence segment decreased from $113.0 million for the nine months ended September 30, 2018 to $99.2 million for the nine months ended September 30, 2019. This decrease was primarily due to a decline in revenue of $24.2 million, an increase in costs impacting engineering and development expense of $7.2 million, and an increase in costs impacting general and administrative expense of $4.8 million. These factors were partially offset by a decrease in costs impacting sales and marketing expense of $14.4 million, and a decrease in costs impacting cost of revenue of $8.1 million.
Adjusted EBITDA for our email marketing segment decreased from $139.4 million for the nine months ended September 30, 2018 to $130.6 million for the nine months ended September 30, 2019. This decrease was due primarily to an increase in costs impacting sales and marketing expense of $5.0 million, an increase in costs impacting engineering and development expense of $4.1 million, and an increase in costs impacting cost of revenue of $1.0 million. These factors were partially offset by an increase in revenue of $1.3 million.
Adjusted EBITDA for our domain segment decreased from $6.3 million for the nine months ended September 30, 2018 to $5.7 million for the nine months ended September 30, 2019. This decrease was due primarily to a decrease in revenue of $3.8 million, an increase in costs impacting sales and marketing of $1.9 million, and an increase in costs impacting engineering and development of $0.8 million. These factors were partially offset by a reduction in costs impacting cost of revenue of $3.5 million, primarily due to lower domain registration costs, and a reduction in costs impacting general and administrative expense of $2.3 million, primarily due to lower labor costs.
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
Cost of Revenue
Cost of revenue includes costs of operating our customer support organization, fees we pay to register domain names for our customers, costs of operating our data center infrastructure, such as technical personnel costs associated with monitoring and maintaining our network operations, fees we pay to third-party product and service providers, and merchant fees we pay as part of our billing processes. We also allocate to cost of revenue the depreciation and amortization related to these activities and the intangible assets we have acquired, as well as a portion of our overhead costs attributable to our employees engaged in customer support activities. In addition, cost of revenue includes stock-based compensation expense for employees engaged in support and network operations. We generally expect cost of revenue to decrease as a percentage of revenue due to decreasing amortization expense on our intangible assets.
Gross Profit
Gross profit is the difference between revenue and cost of revenue. Gross profit has fluctuated from period to period in large part as a result of revenue and cost of revenue adjustments from purchase accounting impacts related to acquisitions, as well as revenue and cost of revenue impacts related to developments in our business. With respect to revenue, the application of purchase accounting requires us to record purchase accounting adjustments for acquired deferred revenue, which reduces the revenue recorded from acquisitions for a period of time after the acquisition. The impact generally normalizes within a year following the acquisition. With respect to cost of revenue, the application of purchase accounting requires us to defer domain registration costs, which reduces cost of revenue, and record long-lived assets at fair value, which increases cost of revenue through an increase in amortization expense over the estimated useful life of the long-lived assets. For a new customer that we bring on to our platform, we typically recognize revenue over the term of the subscription, even though we collect the subscription fee at the initial billing. As a result, our gross profit may be affected by the prices we charge for our subscriptions, as well as by the number of new subscribers and the terms of their subscriptions. We expect our gross profit to increase in absolute dollars in future periods, and that our gross profit margin will also increase as amortization expense related to our intangible assets declines.

Operating Expense
We classify our operating expense into three main categories: sales and marketing, engineering and development, and general and administrative.
Sales and Marketing
Sales and marketing expense primarily consists of costs associated with bounty payments to our network of online partners, search engine marketing, or SEM, and search engine optimization, or SEO, general awareness and brand building activities, as well as the cost of employees engaged in sales and marketing activities. Sales and marketing expense also includes costs associated with sales of products as well as stock-based compensation expense for employees engaged in sales and marketing activities. Sales and marketing expense as a percentage of revenue may increase or decrease in a given period, depending on the cost of attracting new customers to our solutions, changes in how we invest in different customer acquisition channels, changes in how we approach SEM and SEO and the extent of general awareness and brand building activities we may undertake, as well as the efficiency of our sales and support personnel and our ability to sell more products and services to our subscribers and drive favorable returns on invested marketing dollars.
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
We believe that our critical accounting policies and estimates are the assumptions and estimates associated with the following:

•	revenue recognition

•	goodwill

•	long-lived assets

•	business combinations

•	derivative instruments

•	depreciation and amortization

•	income taxes

•	stock-based compensation arrangements

•	segment information
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
	(in thousands)
Revenue	$283,770	$277,193	$862,896	$836,080
Cost of revenue (including impairment of $0 and $17,892, respectively, for the three and nine months ended September 30, 2019)	128,945	120,755	393,597	384,196
Gross profit	154,825	156,438	469,299	451,884
Operating expense:
Sales and marketing	63,831	59,143	197,733	191,221
Engineering and development	22,683	28,257	64,559	77,299
General and administrative	25,693	30,309	95,212	92,826
Total operating expense	112,207	117,709	357,504	361,346
Income from operations	42,618	38,729	111,795	90,538
Other income (expense):
Interest income	289	305	720	910
Interest expense	(37,527)	(36,057)	(111,923)	(110,308)
Total other expense—net	(37,238)	(35,752)	(111,203)	(109,398)
Income (loss) before income taxes and equity earnings of unconsolidated entities	5,380	2,977	592	(18,860)
Income tax expense (benefit)	11,715	(4,839)	8,826	3,040
(Loss) income before equity earnings of unconsolidated entities	(6,335)	7,816	(8,234)	(21,900)
Equity loss of unconsolidated entities, net of tax	—	—	2	—
Net (loss) income	$(6,335)	$7,816	$(8,236)	$(21,900)
Comparison of Three Months Ended September 30, 2018 and 2019
Revenue

	Three Months Ended September 30,		Change
	2018	2019	Amount	%
	(dollars in thousands)
Revenue	$283,770	$277,193	$(6,577)	(2)%
Revenue decreased by $6.6 million, or 2%, from $283.8 million for the three months ended September 30, 2018 to $277.2 million for the three months ended September 30, 2019. This decrease was attributable to $6.7 million in reduced revenue from our web presence segment and $0.6 million in reduced revenue from our domain segment, offset by a $0.7 million increase in revenue from our email marketing segment, each of which are further discussed below.
Web presence segment revenue decreased by $6.7 million, or 4%, from $149.9 million for the three months ended September 30, 2018 to $143.2 million for the three months ended September 30, 2019. This decrease was primarily the result of lower revenue from our non-strategic brands discussed in the Overview section above.
Email marketing segment revenue increased by $0.7 million, or 1%, from $102.1 million for the three months ended September 30, 2018 to $102.8 million for the three months ended September 30, 2019. This increase was due to increased purchases from existing subscribers.
Domain segment revenue decreased by $0.6 million, or 2%, from $31.8 million for the three months ended September 30, 2018 to $31.2 million for the three months ended September 30, 2019. This decrease was primarily due to a $0.4 million reduction in non-subscription-based revenue, primarily premium domain name sales.
Our revenue is generated primarily from our products and services delivered on a subscription basis, which include web hosting, domains, website builders, email marketing, SEM and other similar services. We also generate non-subscription-based revenue through domain monetization and marketing development funds. Non-subscription-based revenue decreased from $8.7 million, or 3% of total revenue, for the three months ended September 30, 2018 to $7.9 million, or 3% of total revenue, for the three months ended September 30, 2019, primarily due to decreases in premium domains and marketing development funds revenue. Our revenue from sales of premium domains from our BuyDomains brand has been, and is likely to continue to be, negatively affected by lower demand in the secondary market for domain names.
Gross Profit

	Three Months Ended September 30,
	2018		2019		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Gross profit	$154,825	55%	$156,438	56%	$1,613	1%
Gross profit increased by $1.6 million, or 1%, from $154.8 million for the three months ended September 30, 2018 to $156.4 million for the three months ended September 30, 2019. This increase was primarily due to a $2.4 million increase in gross profit from our email marketing segment and a $0.7 million increase in domain segment gross profit, partially offset by a $1.5 million decline in web presence segment gross profit. Our gross profit as a percentage of revenue increased by one percentage point year over year, from 55% for the three months ended September 30, 2018 to 56% for the three months ended September 30, 2019.
Web presence segment gross profit decreased by $1.5 million, or 2%, from $75.1 million for the three months ended September 30, 2018 to $73.6 million for the three months ended September 30, 2019. This decrease was primarily due to the decline in web presence segment revenue, as described above, partially offset by a decrease in cost of revenue, primarily due to lower data center and domain registration costs. Our web presence gross profit as a percentage of revenue increased by one percentage point year over year, from 50% for the three months ended September 30, 2018 to 51% for the three months ended September 30, 2019.
Email marketing segment gross profit increased by $2.4 million, or 3%, from $71.4 million for the three months ended September 30, 2018 to $73.8 million for the three months ended September 30, 2019. This increase was primarily due to decreased cost of revenue, mostly due to lower amortization expense. Our email marketing gross profit as a percentage of revenue increased by two percentage points year over year, from 70% for the three months ended September 30, 2018 to 72% for the three months ended September 30, 2019.
Domain segment gross profit increased by $0.7 million, or 8%, from $8.4 million for the three months ended September 30, 2018 to $9.1 million for the three months ended September 30, 2019. The main contributor to this increase was decreased cost of revenue, primarily due to lower domain registration costs and stock-based compensation expense, partially offset by reduced revenue as described above. Our domain gross profit as a percentage of revenue increased by three percentage points year over year, from 26% for the three months ended September 30, 2018 to 29% for the three months ended September 30, 2019.

Operating Expense

	Three Months Ended September 30,
	2018		2019		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Sales and marketing	$63,831	22%	$59,143	21%	$(4,688)	(7)%
Engineering and development	22,683	8%	28,257	10%	5,574	25%
General and administrative	25,693	9%	30,309	11%	4,616	18%
Total	$112,207	40%	$117,709	42%	$5,502	5%
Sales and Marketing. Sales and marketing expense decreased by $4.7 million, or 7%, from $63.8 million for the three months ended September 30, 2018 to $59.1 million for the three months ended September 30, 2019. Web presence segment sales and marketing expense declined by $5.0 million, which was partially offset by an increase in email marketing segment sales and marketing expense of $0.1 million and an increase in domain segment sales and marketing expense of $0.2 million.
Sales and marketing expense for our web presence segment decreased by $5.0 million, or 14%, from $36.5 million for the three months ended September 30, 2018 to $31.5 million for the three months ended September 30, 2019. This decrease was primarily due to lower marketing program spend on our non-strategic brands.
Sales and marketing expense for our email marketing segment increased by $0.1 million, or 0%, from $21.9 million for the three months ended September 30, 2018 to $22.0 million for the three months ended September 30, 2019. This slight increase was due primarily to higher marketing program spend.
Sales and marketing expense for our domain segment increased by $0.2 million, or 4%, from $5.3 million for the three months ended September 30, 2018 to $5.6 million for the three months ended September 30, 2019. The increase was due primarily to higher labor costs.
Engineering and Development. Engineering and development expense increased by $5.6 million, or 25%, from $22.7 million for the three months ended September 30, 2018 to $28.3 million for the three months ended September 30, 2019. Web presence segment engineering and development expense increased by $3.8 million, email marketing segment engineering and development expense increased by $1.8 million, and domain segment engineering and development expense remained relatively flat. Both of these cost increases were primarily related to higher labor costs as we continue to invest in our engineering and development resources.
General and Administrative. General and administrative expense increased by $4.6 million, or 18%, from $25.7 million for the three months ended September 30, 2018 to $30.3 million for the three months ended September 30, 2019. This increase was primarily due to a $1.2 million increase in stock-based compensation expense and other cost increases, primarily labor related, of $2.5 million. Our general and administrative expense primarily consists of consolidated corporate-wide shared functions, and the costs of these functions are allocated between our three segments primarily based on relative revenues.
General and administrative expense for our web presence segment increased by $5.8 million, or 47%, from $12.2 million for the three months ended September 30, 2018 to $17.9 million for the three months ended September 30, 2019, primarily due to labor-related costs. General and administrative expense for our email marketing segment decreased by $0.9 million, or 9%, from $10.7 million for the three months ended September 30, 2018 to $9.8 million for the three months ended September 30, 2019. General and administrative expense for our domain segment decreased by $0.2 million, or 7%, from $2.8 million for the three months ended September 30, 2018 to $2.6 million for the three months ended September 30, 2019.
Other Expense, Net

	Three Months Ended September 30,		Change
	2018	2019	Amount	%
	(dollars in thousands)
Other expense, net	$37,238	$35,752	$(1,486)	(4)%
Other expense, net decreased by $1.5 million, or 4%, from $37.2 million for the three months ended September 30, 2018 to $35.8 million for the three months ended September 30, 2019. The decrease was attributable to $1.5 million of decreased net interest expense, primarily due to lower average term loan balances.
Income Tax Expense (Benefit)

	Three Months Ended September 30,		Change
	2018	2019	Amount	%
	(dollars in thousands)
Income tax expense (benefit)	$11,715	$(4,839)	$(16,554)	(141)%
For the three months ended September 30, 2018 and 2019, we recognized an income tax expense of $11.7 million and an income tax benefit of $4.8 million, respectively, in the consolidated statements of operations and comprehensive income (loss). The income tax benefit for the three months ended September 30, 2019 was primarily attributable to a federal and state current income tax benefit of $3.3 million, a foreign current tax benefit of $1.1 million, and a federal and state deferred tax benefit of $0.5 million, partially offset by a foreign deferred tax expense of $0.1 million. The income tax expense for the three months ended September 30, 2018 was primarily attributable to a federal and state deferred tax expense of $12.9 million, a federal and state current income tax expense of $0.1 million and a foreign deferred tax expense of $0.3 million, partially offset by a foreign current tax benefit of $1.6 million.
The decrease in our income tax expense for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 is primarily due to a decrease in our forecasted income for the year and a lower valuation allowance on deferred tax assets, as well as the impact of the interim tax accounting requirement under ASC 740.
Comparison of Nine Months Ended September 30, 2018 and 2019
Revenue

	Nine Months Ended September 30,		Change
	2018	2019	Amount	%
	(dollars in thousands)
Revenue	$862,896	$836,080	$(26,816)	(3)%
Revenue decreased by $26.8 million, or 3%, from $862.9 million for the nine months ended September 30, 2018 to $836.1 million for the nine months ended September 30, 2019. This decrease was attributable to a decrease in revenue from our web presence segment and to a lesser extent from our domain segment, partially offset by an increase in revenue from our email marketing segment as discussed below.
Web presence segment revenue decreased by $24.3 million, or 5%, from $457.6 million for the nine months ended September 30, 2018 to $433.4 million for the nine months ended September 30, 2019. This decrease was primarily the result of subscriber attrition in our non-strategic brands.
Email marketing segment revenue increased by $1.3 million, or 0%, from $306.7 million for the nine months ended September 30, 2018 to $308.0 million for the nine months ended September 30, 2019. This slight increase was due to increased purchases from existing subscribers and price increases.
Domain segment revenue decreased by $3.8 million, or 4%, from $98.6 million for the nine months ended September 30, 2018 to $94.7 million for the nine months ended September 30, 2019. This decrease was primarily due to a $2.1 million reduction in non-subscription-based revenue, primarily premium domain sales, with the balance of the decrease relating to reduced revenue from our domain-focused brands.
Our revenue is generated primarily from our products and services delivered on a subscription basis, which include web hosting, domains, website builders, SEM and other similar services. We also generate non-subscription-based revenue through domain monetization and marketing development funds. Non-subscription-based revenue decreased from $27.1 million, or 3% of total revenue, for the nine months ended September 30, 2018 to $24.0 million, or 3% of total revenue, for the nine months ended September 30, 2019, due primarily to a decreases in premium domains and marketing development funds revenue.

Gross Profit

	Nine Months Ended September 30,
	2018		2019		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Gross profit	$469,299	54%	$451,884	54%	$(17,415)	(4)%

Gross profit decreased by $17.4 million, or 4%, from $469.3 million for the nine months ended September 30, 2018 to $451.9 million for the nine months ended September 30, 2019. Web presence gross profit decreased by $6.1 million, email marketing gross profit increased by $6.5 million, and domain gross profit decreased by $17.8 million. Our gross profit as a percentage of revenue remained flat at 54% for the nine months ended September 30, 2018 and 2019 despite reduced revenue and the impairment charge impacting the domain segment, since these factors were partially offset by cost reductions.
Web presence segment gross profit decreased by $6.1 million, or 3%, from $225.1 million for the nine months ended September 30, 2018 to $219.1 million for the nine months ended September 30, 2019. This decrease was primarily due to the $24.3 million decrease in revenue as described above, partially offset by an $18.2 million decline in cost of revenue, which was mostly due to lower data center costs and domain registration costs. Our web presence gross profit as a percentage of revenue increased by two percentage points year over year, from 49% for the nine months ended September 30, 2018 to 51% for the nine months ended September 30, 2019. This increase in gross profit percentage is primarily attributable to the reduction in cost of revenue, which decreased by a bigger percentage than the decrease in revenue.
Email marketing segment gross profit increased by $6.5 million, or 3%, from $214.9 million for the nine months ended September 30, 2018 to $221.4 million for the nine months ended September 30, 2019. This increase was primarily due to the increase in email marketing revenue discussed above, combined with a decrease in cost of revenue, which was mostly due to lower amortization expense. Our email marketing segment gross profit as a percentage of revenue increased by two percentage points year over year, from 70% for the nine months ended September 30, 2018 to 72% for the nine months ended September 30, 2019. This increase was primarily the result of the reduction in cost of revenue.
Domain segment gross profit decreased by $17.8 million, or 61%, from $29.2 million for the nine months ended September 30, 2018 to $11.4 million for the nine months ended September 30, 2019, primarily due to an impairment charge of $17.9 million relating to certain premium domain name intangible assets, partially offset by lower domain registration costs. Our domain segment gross profit as a percentage of revenue decreased by eighteen percentage points year over year, from 30% for the nine months ended September 30, 2018 to 12% for the nine months ended September 30, 2019.
Operating Expense

	Nine Months Ended September 30,
	2018		2019		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Sales and marketing	$197,733	23%	$191,221	23%	$(6,512)	(3)%
Engineering and development	64,559	7%	77,299	9%	12,740	20%
General and administrative	95,212	11%	92,826	11%	(2,386)	(3)%
Total	$357,504	41%	$361,346	43%	$3,842	1%
Sales and Marketing. Sales and marketing expense decreased by $6.5 million, or 3%, from $197.7 million for the nine months ended September 30, 2018 to $191.2 million for the nine months ended September 30, 2019. This decrease was due to lower sales and marketing expense in our web presence segment, partially offset by higher sales and marketing expense in our email marketing and domain segments, as further discussed below. Sales and marketing expense for the nine months ended September 30, 2019 was impacted by $4.4 million of increased deferrals of customer acquisition costs as we shifted more of our marketing program spend to success-based referral programs. A significant portion of these increased customer acquisition cost deferrals occurred during the first quarter of fiscal year 2019.
Sales and marketing expense for our web presence segment decreased by $13.7 million, or 12%, from $112.1 million for the nine months ended September 30, 2018 to $98.5 million for the nine months ended September 30, 2019. This decrease was primarily due to a $13.9 million decrease in marketing program spend on our non-strategic brands and labor related cost decreases, which were partially offset by a $0.8 million increase in stock-based compensation expense.
Sales and marketing expense for our email marketing segment increased by $5.2 million, or 7%, from $70.6 million for the nine months ended September 30, 2018 to $75.8 million for the nine months ended September 30, 2019. This increase was primarily due to an increase in labor costs of $2.9 million, a $2.0 million increase in marketing program spend, and a $0.5 million increase in stock-based compensation expense, partially offset by other cost decreases.
Sales and marketing expense for our domain segment increased by $2.0 million, or 13%, from $15.0 million for the nine months ended September 30, 2018 to $17.0 million for the nine months ended September 30, 2019. The increase was due primarily to an increase in marketing program spend of $1.4 million, with the balance related to an increase in labor costs.

Engineering and Development. Engineering and development expense increased by $12.7 million, or 20%, from $64.6 million for the nine months ended September 30, 2018 to $77.3 million for the nine months ended September 30, 2019. Web presence segment engineering and development expense increased by $7.6 million, email marketing segment engineering and development expense increased by $4.5 million, and domain segment engineering and development expense increased by $0.7 million. All of these cost increases were primarily related to higher labor costs as we continue to invest in our engineering and development resources.
General and Administrative. General and administrative expense decreased by $2.4 million, or 3%, from $95.2 million for the nine months ended September 30, 2018 to $92.8 million for the nine months ended September 30, 2019. This decrease was primarily related to the impact of the shareholder litigation reserve of $7.3 million recorded during the nine months ended September 30, 2018, partially offset by a $4.1 million increase in stock-based compensation expense. Our general and administrative expense consists primarily of consolidated corporate-wide shared functions, and the costs of these functions are allocated between our three segments primarily based on relative revenues.
General and administrative expense for our web presence segment increased by $1.8 million, or 3%, from $50.9 million for the nine months ended September 30, 2018 to $52.7 million for the nine months ended September 30, 2019. General and administrative expense for our email marketing segment decreased by approximately $0.8 million, or 3%, from $32.4 million for the nine months ended September 30, 2018 to $31.5 million for the nine months ended September 30, 2019. General and administrative expense for our domain segment decreased by $3.4 million, or 28%, from $12.0 million for the nine months ended September 30, 2018 to $8.6 million for the nine months ended September 30, 2019.
Other Expense, Net

	Nine Months Ended September 30,		Change
	2018	2019	Amount	%
	(dollars in thousands)
Other expense, net	$111,203	$109,398	$(1,805)	(2)%
Other expense, net decreased by $1.8 million, or 2%, from $111.2 million for the nine months ended September 30, 2018 to $109.4 million for the nine months ended September 30, 2019. The decrease was primarily due to the impact of $1.6 million of interest costs incurred in connection with our 2018 refinancing and lower term loan balances, partially offset by higher LIBOR interest rates.
Income Tax Expense

	Nine Months Ended September 30,		Change
	2018	2019	Amount	%
	(dollars in thousands)
Income tax expense	$8,826	$3,040	$(5,786)	(66)%
For the nine months ended September 30, 2018 and 2019, we recognized a tax expense of $8.8 million and $3.0 million, respectively, in the consolidated statements of operations and comprehensive income (loss). The income tax expense for the nine months ended September 30, 2019 was attributable to a federal and state deferred tax expense of $2.0 million, a federal and state current tax expense of $0.6 million, and a foreign current tax expense of $0.5 million, partially offset by a foreign deferred tax benefit of $0.1 million. The income tax expense for the nine months ended September 30, 2018 was primarily attributable to a federal and state deferred tax expense of $8.9 million, a foreign deferred tax expense of $0.2 million, and a federal and state current income tax expense of $0.5 million, partially offset by a foreign current tax benefit of $0.8 million.
The decrease in our income tax expense in the 2019 period is primarily due to the following factors: lower valuation allowances on deferred tax assets related to interest expense deduction limitations; our recognition in the 2019 period of a smaller portion of the full year expected income tax expense under the inter-period income tax guidance of ASC 740, since we incurred a smaller portion of the expected full year net loss for the nine months ended September 30, 2019 as compared to the 2018 period; and increased expenses for uncertain tax positions.
Liquidity and Capital Resources
Sources of Liquidity
We have funded our operations since inception primarily with cash flows generated by operations, borrowings under our credit facilities and public offerings of our securities.
First Lien Term Loan Facility. We entered into our current first lien term loan facility, which we refer to as the "Term Loan," on June 20, 2018. The Term Loan was issued at par with an original balance of $1,580.3 million and has a maturity date of February 9, 2023. The Term Loan automatically bears interest at an alternate base rate unless we give notice to opt for the LIBOR-based interest rate. The LIBOR-based interest rate for the Term Loan is 3.75% per annum plus the greater of an adjusted LIBOR and 1.00%. The alternate base rate for the Term Loan is 2.75% per annum plus the greatest of the prime rate, the federal funds effective rate plus 0.50%, an adjusted LIBOR for a one-month interest period plus 1.00%, and 2.00%. The Term Loan requires quarterly mandatory repayments of principal. During the nine months ended September 30, 2019, we made three mandatory repayments of $7.9 million each and three voluntary prepayments of $17.1 million each, for a total repayment of $75.0 million.
Revolving Credit Facility. We entered into our current revolving credit facility, which we refer to as the "Revolver," on February 9, 2016. The Revolver has an aggregate available amount of $165.0 million and consists of a non-extended tranche of approximately $58.8 million and an extended tranche of approximately $106.2 million. The non-extended tranche has a maturity date of February 9, 2021. The extended tranche has a maturity date of June 20, 2023, with a "springing" maturity date of November 10, 2022 if the Term Loan has not been repaid in full or otherwise extended to September 19, 2023 or later prior to November 10, 2022. We have the ability to draw down against the Revolver using a LIBOR-based interest rate or an alternate base rate. The LIBOR-based interest rate for a non-extended revolving loan is 4.00% per annum (subject to a leverage-based step-down) and for an extended revolving loan is 3.25% per annum (subject to a leverage-based step-down), in each case plus an adjusted LIBOR for a selected interest period. The alternate base rate for a non-extended revolving loan is 3.00% per annum (subject to a leverage-based step-down) and for an extended revolving loan is 2.25% per annum (subject to a leverage-based step-down), in each case plus the greatest of the prime rate, the federal funds rate plus 0.50% and an adjusted LIBOR or a one-month interest period plus 1.00%. We are also required to pay a commitment fee of 0.50% per annum (subject to a leverage-based step-down) to the lenders based on the average daily unused principal amount of the Revolver.
We refer to the Term Loan and the Revolver together as the "Senior Credit Facilities."
Senior Notes. Our wholly owned subsidiary, EIG Investors Corp., issued $350.0 million aggregate principal amount of senior notes, which we refer to as the "Senior Notes," on February 9, 2016. The Senior Notes were issued at a price of 98.065% of par and have a maturity date of February 1, 2024. The Senior Notes bear interest at the rate of 10.875% per annum. We have the right to redeem all or part of the Senior Notes at any time for a premium which is based on the applicable redemption date. On January 30, 2017, we completed a registered exchange offer for the Senior Notes, as required under the registration rights agreement we entered into with the initial purchasers of the Senior Notes. All of the $350.0 million aggregate principal amount of the Senior Notes was validly tendered for exchange as part of this exchange offer. The registration rights agreement also obligated us to use reasonable efforts to cause to become effective a registration statement providing for the registration of certain secondary transactions in the Senior Notes by Goldman, Sachs & Co. and its affiliates. The Senior Notes have been fully and unconditionally guaranteed, on a senior unsecured basis, by us and our subsidiaries that guarantee the Senior Credit Facilities.
As of September 30, 2019, we had cash and cash equivalents totaling $84.5 million and negative working capital of $298.9 million, which included the $31.6 million current portion of the Term Loan. There was no balance outstanding on the Revolver as of September 30, 2019. In addition, we had approximately $1,730.4 million of long-term indebtedness, including deferred financing costs, outstanding under the Term Loan and the Senior Notes. We also had $475.0 million of short-term and long-term deferred revenue, which is not expected to be payable in cash.

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
We were in compliance with all covenants under the Senior Credit Facilities and the Senior Notes at September 30, 2019.
Secured Net Leverage Ratio
The Senior Credit Facilities require that we comply with a financial covenant to maintain a maximum ratio of consolidated senior secured net indebtedness on the date of determination to an adjusted consolidated EBITDA measure, which we refer to as "Bank Adjusted EBITDA," for the most recently completed four quarters (which we refer to as trailing twelve months, or "TTM"). This net leverage ratio is tested as of the last day of each fiscal quarter and may not exceed 6.00 to 1.00. As of September 30, 2019, we were in compliance with this covenant. Bank Adjusted EBITDA is defined in the credit agreement that governs our Senior Credit Facilities, and is different from the Adjusted EBITDA metric discussed above in the Key Metrics section.
The credit agreement defines consolidated senior secured net indebtedness as our and our restricted subsidiaries' aggregate amount of indebtedness that is secured by a lien not expressly subordinated to the liens securing the Senior Credit Facilities. Consolidated senior secured net indebtedness is determined on a consolidated basis in accordance with GAAP and consists only of indebtedness for borrowed money, unreimbursed obligations under letters of credit, obligations with respect to financed equipment and debt obligations evidenced by promissory notes and similar instruments, minus the aggregate amount of cash and permitted investments, excluding cash and permitted investments that are restricted.
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

As of September 30, 2019, our secured net leverage ratio on a TTM basis was 4.24 to 1.00 and was calculated as follows:

	For the three months ended,
	December 31, 2018	March 31, 2019	June 30, 2019	September 30, 2019	TTM
	(in thousands, except ratios)
Net income (loss)	$12,770	$(3,488)	$(26,228)	$7,816	$(9,130)
Interest expense	37,557	37,214	37,037	36,057	147,865
Income tax (benefit) expense	(15,072)	1,719	6,160	(4,839)	(12,032)
Depreciation	11,454	11,206	10,899	11,280	44,839
Amortization of other intangible assets	25,258	21,120	21,349	21,668	89,395
Stock-based compensation	7,132	9,016	9,354	9,143	34,645
Integration and restructuring costs	347	2,015	183	(193)	2,352
Transaction expenses and charges	—	—	—	—	—
Loss of unconsolidated entities	265	—	—	—	265
Impairment of long-lived assets	—	—	17,892	—	17,892
Gain on assets, not ordinary course	—	—	—	—	—
Legal advisory and related expenses	159	400	465	849	1,873
Billed revenue to GAAP revenue adjustment	(8,035)	10,385	(3,143)	578	(215)
Adjustment for domain registration cost on a cash basis	1,255	(2,441)	1,421	465	700
Currency translation	(506)	29	63	75	(339)
Adjustment for acquisitions on a proforma basis	(96)	(54)	(54)	(43)	(247)
Bank Adjusted EBITDA	$72,488	$87,121	$75,398	$82,856	$317,863
Current portion of notes payable					31,606
Current portion of financed equipment					2,637
Notes payable - long term					1,703,065
Financed equipment - long term					—
Original issue discounts and deferred financing costs					45,331
Less:
Unsecured notes					(350,000)
Cash					(84,465)
Certain permitted restricted cash					(100)
Net senior secured indebtedness					$1,348,074
Net leverage ratio					4.24
Maximum net leverage ratio					6.00

Cash and Cash Equivalents
As of September 30, 2019, our cash and cash equivalents were primarily held for working capital purposes and for required principal and interest payments under our indebtedness. A majority of our cash and cash equivalents was held in operating accounts. Our cash and cash equivalents decreased by $4.2 million, from $88.6 million at December 31, 2018 to $84.5 million at September 30, 2019. Of the $84.5 million cash and cash equivalents we had at September 30, 2019, $21.0 million was held in foreign countries, and due to tax and accounting reasons, we do not plan to repatriate this cash in the near future. We used cash on hand at December 31, 2018 and cash flows from operations to purchase property and equipment and to make our debt payments on our Term Loan, as described under "Financing Activities" below. Our future capital requirements will depend on many factors including, but not limited to our growth rate, our level of sales and marketing activities, the development and introduction of new and enhanced products and services, market acceptance of our solutions, potential settlements of legal proceedings, acquisitions, and our gross profits and operating expenses. We believe that our current cash and cash equivalents and operating cash flows will be sufficient to meet our anticipated working capital and capital expenditure requirements, as well as our required principal and interest payments under our indebtedness, for at least the next 12 months.
The following table shows our purchases of property and equipment, principal payments on property, plant and equipment financing obligations, depreciation, amortization and cash flows from operating activities, investing activities and financing activities for the stated periods:

	Nine Months Ended September 30,
	2018	2019
	(in thousands)
Purchases of property and equipment	$(22,343)	$(26,796)
Principal payments on financed equipment	$(5,609)	$(6,332)
Depreciation	$36,753	$33,385
Amortization	$86,118	$72,947
Impairment of long-lived assets	$—	$17,892
Cash flows provided by operating activities	$133,593	$115,680
Cash flows used in investing activities	$(22,337)	$(35,670)
Cash flows used in financing activities	$(86,722)	$(83,806)
Capital Expenditures
Our capital expenditures on the purchase of property and equipment for the nine months ended September 30, 2018 and 2019 were $22.3 million and $26.8 million, respectively. The remaining balance payable on the property, plant and equipment financings was $2.6 million as of September 30, 2019. We expect our capital expenditures to remain roughly consistent with fiscal year 2018 levels in the near term.
Operating Activities
Cash provided by operating activities consists primarily of net income (loss) adjusted for certain non-cash items including depreciation, amortization, stock-based compensation expense, impairment charges, if any, and changes in deferred taxes, and the effect of changes in working capital, in particular in deferred revenue. As we add subscribers to our platform, we typically collect subscription fees at the time of initial billing and recognize revenue over the terms of the subscriptions. Accordingly, we generate operating cash flows as we collect cash from our subscribers in advance of delivering the related products and services, and we maintain a significant deferred revenue balance.
Net cash provided by operating activities decreased from $133.6 million for the nine months ended September 30, 2018 to $115.7 million for the nine months ended September 30, 2019. This decrease was primarily the result of lower revenue and billings and a higher level of investment in engineering and development resources, which were partially offset by a $5.7 million decrease related to the interest rate cap payment made during the nine months ended September 30, 2018, and a decrease in payments for restructuring expenses of $5.4 million.
Investing Activities
Cash flows used in investing activities consist primarily of the purchase of property and equipment, acquisition consideration payments, and changes in restricted cash balances.
During the nine months ended September 30, 2019, net cash used in investing activities was $35.7 million, of which $26.8 million was used to purchase property and equipment and $8.9 million was used to acquire Ecomdash.

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
During the nine months ended September 30, 2019, cash flows used in financing activities was $83.8 million. We paid $75.0 million of principal payments related to our Term Loan. Included in the $75.0 million were mandatory repayments of $23.7 million and voluntary prepayments of $51.3 million. We also made $6.3 million of principal payments related to property, plant and equipment financing obligations, and $2.5 million of deferred financing consideration payments relating to our 2016 acquisition of AppMachine.
During the nine months ended September 30, 2018, cash flows used in financing activities was $86.7 million. We paid $1,656.1 million of term loan principal payments, mostly in connection with the June 2018 repricing of our previously outstanding term loan, from which we received net proceeds of $1,580.3 million. Included in the $1,656.1 million were mandatory repayments of $24.3 million and voluntary prepayments of $51.5 million. We also made $5.6 million of principal payments related to property, plant and equipment financing obligations and $4.5 million of deferred financing consideration payments relating to AppMachine. In addition, we paid $1.6 million for deferred financing costs relating to the 2018 repricing. These payments were partially offset by $0.8 million that we received from the exercise of stock options.
Free Cash Flow
Free cash flow, or FCF, is a non-GAAP financial measure that we calculate as GAAP cash flows from operations less capital expenditures and financed equipment obligations. We believe that FCF provides investors with an indicator of our ability to generate positive cash flows after meeting our obligations with regard to capital expenditures (including property, plant and financed equipment).
The following table reflects the reconciliation of cash flows from operations to free cash flow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
	(in thousands)
Cash flows from operations	$51,341	$40,951	$133,593	$115,680
Less:
Capital expenditures and financed equipment(1)	(10,662)	(13,103)	(27,952)	(33,128)
Free cash flow	$40,679	$27,848	$105,641	$82,552

(1) Capital expenditures during three and nine months ended September 30, 2018 includes $1.7 million and $5.6 million, respectively, of principal payments under a three-year agreement for equipment financing. Capital expenditures during the three and nine months ended September 30, 2019 includes $2.5 million and $6.3 million, respectively, of principal payments under a three-year agreement for equipment financing. The remaining balance on the equipment financing is $2.6 million as of September 30, 2019.
FCF decreased by $12.8 million, from $40.7 million for the three months ended September 30, 2018 to $27.8 million for the three months ended September 30, 2019. FCF was unfavorably impacted mainly due to the following factors: an increase in interest payments of $4.9 million, primarily due to the impact of our 2018 term loan refinancing, which resulted in lower interest payments in the prior period and higher interest rates, partially offset by lower average term loan balances; increases in capital expenditures and payments for financed equipment of $2.4 million; and timing of vendor payments and lower revenue and cash billings. These decreases in FCF were partially offset by decreases in payments for restructuring expenses of $1.0 million and decreases in payments for taxes of $0.6 million.
FCF decreased by $23.1 million, from $105.6 million for the nine months ended September 30, 2018 to $82.6 million for the nine months ended September 30, 2019. FCF was unfavorably impacted by lower revenue and billings and a higher level of investment in engineering and development resources. In addition, capital spending increased by $5.2 million. These decreases in FCF were partially offset by a $5.7 million decrease related to the interest rate cap payment made during the nine months ended September 30, 2018, and a $5.4 million decrease in payments for restructuring expenses.
Net Operating Loss (NOL) Carry-forwards
As of December 31, 2018, we had NOL carry-forwards available to offset future U.S. federal taxable income of approximately $108.9 million and future state taxable income of approximately $115.5 million. These NOL carry-forwards expire on various dates through 2038. We are currently expecting to utilize the majority of these NOL carry-forwards in the near term.
As of December 31, 2018, we had recorded the following tax attributes available to be carried forward:

Jurisdiction	Amount	Year Loss Carry-forwards Expire
	(in millions)
Domestic
Federal	$108.9	2037
State	115.5	various dates through 2038
Foreign
China	0.9	2021
Netherlands	12.1	2020
India	0.6	2020
Singapore	0.3	indefinite
Total NOL carry-forwards	$238.3
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
Contractual Obligations and Commitments
There have been no significant changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K filed with the SEC on February 21, 2019, except as it relates to our long-term debt obligations and lease obligations (as a result of adoption of ASC 842 during the three months ended March 31, 2019). The following table summarizes these debt and lease-related contractual obligations as of September 30, 2019:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt and lease obligations:
Principal payments on term loan facility and notes	$1,780,002	$31,606	$63,212	$1,335,184	$350,000
Principal payments on lease obligations	128,486	28,467	43,135	35,309	21,575
Total principal payments relating to our long-term debt and lease obligations	$1,908,488	$60,073	$106,347	$1,370,493	$371,575

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
Interest Rate Sensitivity
We had cash and cash equivalents of $84.5 million at September 30, 2019, the majority of which was held in operating accounts for working capital purposes and other general corporate purposes, which includes payment of principal and interest under our indebtedness. As of September 30, 2019, we had approximately $1,430.0 million outstanding under our Term Loan, $350.0 million outstanding under the Senior Notes and $0.0 million outstanding under the Revolver.
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
We have the ability to draw down against the Revolver using a LIBOR-based interest rate or an alternate base rate. The LIBOR-based interest rate for a non-extended revolving loan is 4.00% per annum (subject to a leverage-based step-down) and for an extended revolving loan is 3.25% per annum (subject to a leverage-based step-down), in each case plus an adjusted LIBOR for a selected interest period. The alternate base rate for a non-extended revolving loan is 3.00% per annum (subject to a leverage-based step-down) and for an extended revolving loan is 2.25% per annum (subject to a leverage-based step-down), in each case plus the greatest of the prime rate, the federal funds rate plus 0.50% and an adjusted LIBOR for a one-month interest period plus 1.00%. We are also required to pay a commitment fee of 0.50% per annum (subject to a leverage-based step-down) to the lenders based on the average daily unused principal amount of the Revolver.
Based on our aggregate indebtedness outstanding under our Term Loan of $1,430.0 million as of September 30, 2019, a 100 basis point increase in the current LIBOR rate would result in a $14.4 million increase in our aggregate interest payments over a 12-month period, and a 100 basis point decrease in the current LIBOR rate would result in a $14.4 million decrease in our interest payments.
We have entered into two interest rate caps as part of our risk management strategy. The three-year interest rate cap we entered into in December 2015 limited our exposure beginning on February 29, 2016 to interest rate increases over 2.00% on $500.0 million of our Term Loan. The December 2015 interest rate cap matured in February 2019. The three-year interest rate cap we entered into in June 2018 limits our exposure beginning on August 28, 2018 to interest rate increases over 3.00% on $800.0 million of our Term Loan. The LIBOR interest rate applicable to our Term Loan as of September 30, 2019 was approximately 2.13%.
Inflation Risk
We do not believe that inflation has a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability to do so could harm our business, financial condition and results of operations.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of September 30, 2019, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation of our disclosure controls and procedures as of September 30, 2019, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2019, there has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
As previously disclosed, we were named as a defendant in two shareholder litigation matters. For more information on these legal proceedings, see Note 15, Commitments and Contingencies, included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
ITEM 1A. Risk Factors
There were no material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 21, 2019.
ITEM 5. OTHER INFORMATION
Disclosures of Iranian Activities under Section 13(r) of the Exchange Act
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, or ITRA, which added Section 13(r) to the Exchange Act, we are required to disclose in our annual or quarterly reports, as applicable, whether we or any of our affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with certain individuals or entities that are subject to sanctions under U.S. law. Disclosure is generally required even where the activities, transactions or dealings were conducted in compliance with applicable law.
On September 11, 2019, our subsidiary P.D.R Solutions (U.S.) LLC, or PDR, suspended the domain name arabisc-haram.com, or the Domain Name, which was identified on September 10, 2019 by the Office of Foreign Assets Control, or OFAC, as associated with Al Haram Commercial Company, or Al Haram, a Specially Designated National, or SDN, pursuant to 31 C.F.R. Part 594. The Domain Name was registered on November 13, 2017 through a third party domain registrar that uses PDR’s platform to sell, register and manage domain names for customers of such third party domain registrar; there was no direct financial transaction between PDR and the registrant of the Domain Name. PDR debited the account of the third party domain registrar a total of USD sixty cents ($0.60) as a fee for such third party domain registrar’s use of PDR’s platform in connection with the Domain Name, all of which was debited prior to OFAC’s designation of Al Haram. PDR reported the Domain Name to OFAC as potentially the property of an SDN subject to blocking pursuant to Executive Order 13224. To date, PDR has not received any correspondence from OFAC regarding this matter.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number
2.1*	Agreement and Plan of Merger, dated October 30, 2015, by and among Constant Contact, Inc., the Registrant, and Paintbrush Acquisition Corporation	8-K	001-36131	November 2, 2015	2.1
2.2*	Asset Purchase Agreement dated September 6, 2019 by and among LTD Software LLC, Endurance Commerce, LLC, Endurance International Group Holdings, LLC, and the Signing Members, as defined therein	8-K	001-36131	September 16, 2019	2.1
3.1	Restated Certificate of Incorporation of the Registrant	S-1/A	333-191061	October 23, 2013	3.3
3.2	Amended and Restated By-Laws of the Registrant	8-K	001-36131	January 30, 2017	3.1
4.1	Specimen certificate evidencing shares of common stock of the Registrant	S-1/A	333-191061	October 8, 2013	4.1
4.2	Second Amended and Restated Registration Rights Agreement, dated as of October 24, 2013, by and among the Registrant and the other parties thereto	10-Q	001-36131	November 7, 2014	4.2
4.3	Stockholders Agreement, dated as of October 24, 2013, by and among the Registrant and certain holders of the Registrant’s common stock	10-Q	001-36131	November 7, 2014	4.3
4.4	Indenture (including form of Note), dated as of February 9, 2016, among EIG Investors Corp., the Registrant, the Endurance Guarantors party thereto and Wilmington Trust, National Association, as trustee	8-K	001-36131	February 10, 2016	4.1
4.5	Exchange and Registration Rights Agreement, dated as of February 9, 2016, among EIG Investors Corp., the Registrant, the Endurance Guarantors party thereto, Goldman, Sachs & Co., Credit Suisse Securities (USA) LLC and Jefferies LLC	10-Q	001-36131	May 9, 2016	4.6
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

*
Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Endurance agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule or exhibit upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDURANCE INTERNATIONAL GROUP HOLDINGS, INC.

Date: November 4, 2019	By:	/s/ Marc Montagner
Marc Montagner
Chief Financial Officer (Principal Financial Officer)