Form 10-K
period 2019-12-31
Endurance International Group Holdings, Inc.
filed 2020-02-14
CIK 1237746

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock as reported on the Nasdaq Global Select Market on June 28, 2019, was $354,539,270.
As of February 10, 2020, there were 147,690,582 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2020 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2019, are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements, other than statements of historical fact, contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The words “anticipate,” “may,” “believe,” “predict,” “potential,” “continue,” “could,” “should,” “contemplate,” “can,” “estimate,” “intend,” “likely,” “would,” “project,” “seek,” “target,” “might,” “plan,” “strategy,” “expect,” and similar expressions or variations are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. This Annual Report on Form 10-K includes, among other things, forward-looking statements regarding our future results, growth and financial position, including, without limitation, statements about:

•	our 2020 operating plan, including our plans to deliver increased valued to customers and to simplify our operations;

•	our plans to invest during 2020 in engineering and development and marketing efforts for our strategic brands, and the anticipated impact or results of such investments;

•	trends in our cost of revenue and gross profit;

•	our expectations regarding impairments of goodwill and other intangible assets;

•	our expectations regarding cash flow from operations, adjusted EBITDA and free cash flow;

•	the impact of laws and regulations that affect our business; and

•	the impact of competition.
These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of risks, uncertainties and assumptions. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make as a result of a number of important factors. These important factors include our “critical accounting policies and estimates” described in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates and the factors set forth in Part I, Item 1A, Risk Factors and elsewhere in this Annual Report on Form 10-K. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.
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
From fiscal year 2017 through the end of fiscal year 2019, we have reported our business results in three reportable segments, as follows:
Web Presence. Our web presence segment consists primarily of our web hosting brands, including Bluehost and HostGator. This segment also includes related products such as domain names, website security, website design tools and services, and e-commerce products.
Email Marketing. Our email marketing segment consists of Constant Contact email marketing tools and related products. This segment also generates revenue from sales of our Constant Contact-branded website builder tool and our Ecomdash inventory management and marketplace listing solution, or Ecomdash, which we acquired in the third quarter of 2019. For most of 2019, the email marketing segment also included the SinglePlatform digital storefront business, which we sold on December 5, 2019.
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
In the second half of 2019, we started the process of simplifying our organization to support our two key strategic platforms, web presence (including our web hosting and domain offerings) and email marketing. In 2020, we plan to modify our internal reporting structure to reflect these changes in our structure and leadership, and also to change the name of the email marketing segment to the "digital marketing" segment. This will result in consolidation of our current domain segment into our web presence segment, such that we expect to report our financial results in two segments - web presence (including domains) and digital marketing - beginning with the first quarter of 2020.
You can find more information about our reportable segments in Note 21, Segment Information, to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Our Market, Products and Services
SMBs represent a large and diverse market, both in the United States and internationally. According to the U.S. Small Business Administration, there were approximately 30.7 million small businesses in the United States in 2016. Of these small businesses, approximately 24.8 million were non-employer firms, or companies that do not have paid employees. In addition, in 2015, the International Labour Organization of the United Nations estimated that there were between 420 and 510 million small and medium-sized enterprises (defined as one to 250 employees) worldwide.
Many SMBs have limited technological and marketing expertise, time and financial resources. However, we believe SMBs understand that the Internet and the proliferation of mobile devices are changing the way consumers discover and transact with businesses, making an effective online presence critical.
We provide our products and services through two strategic platforms: web presence (which consists of the web presence and domain segments) and email marketing (which corresponds to our email marketing segment). Our offerings, which consist of both proprietary applications and third-party products, are designed to help SMBs succeed online at every stage of their business.
Web Hosting. By providing a set of core products that combine storage, bandwidth and processing power, our entry-level shared hosting services enable subscribers to create an initial web presence quickly and cost-effectively. Our shared hosting packages offer several options for building a website, including our website builder (discussed below) and a variety of Wordpress hosting packages.
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
Website Builder. Our website builder tool allows customers to quickly create a customized, professional-looking website. Users of our website builder can also take advantage of our logomaker tool, which generates a range of customizable business logos that can be automatically integrated into websites and email marketing templates, and a range of other products to promote their business, such as an email marketing tool powered by Constant Contact, search engine marketing, search engine optimization, and Google My Business.
Domain Registration, Management and Resale. As an accredited domain registrar with approximately 11.3 million domains under management at December 31, 2019, we enable our subscribers to search and purchase available domain names from a wide spectrum of domain registries. We also offer domain privacy, which allows customers to register a domain name without publicly listing their name and contact information, and domain protection, which helps customers avoid inadvertently failing to renew a domain name due to outdated credit card or contact information. In addition, we maintain a portfolio of premium domains that are available for resale.
Email Marketing. Our Constant Contact email marketing solutions allow small businesses and other organizations to easily create, send and track professional-looking email campaigns, allowing them to communicate effectively with their customers and potential customers via email. Email marketing services available to subscribers include building and segmenting mailing lists, designing and managing email newsletters, scheduling and sending email messages, and reporting and tracking the results of each campaign. We also provide a library of third party integrations that allow subscribers to easily import, sync, and manage their contacts from external databases, manage events online, and conduct surveys. Our subscribers can also take advantage of our website builder tool and Constant Contact Marketing Advisor, which allows them to speak live by phone or online chat with a marketing advisor to get the guidance they need.
E-commerce Enablement. We offer products that enable our subscribers to sell their products and services online, including secure and encrypted payments, shopping carts, inventory management, online marketplace listing solutions, payment processing and related services and mobile payments. We also feature products that help our subscribers maximize their sales opportunities, including segmentation tools that allow email marketing campaigns to target specific categories of shoppers, and customized “buy now” pages that can be embedded into an email newsletter.
Security. We offer malware protection solutions to help our subscribers safeguard their websites from viruses, malicious code and other threats, as well as web application firewalls, which can help prevent attacks on subscriber websites before they affect subscriber data or operations. We also offer Secure Socket Layer, or SSL, certificates that encrypt data collected on a website, for subscribers that collect personally identifiable information or other private data from their customers and website visitors. We provide a free basic SSL certificate to substantially all of our web hosting, domain and website builder customers, and we offer premium SSL packages for customers seeking additional features.
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
Mobile. We offer solutions that allow our subscribers to have their websites and email marketing campaigns rendered on mobile devices and target mobile customers for their businesses, among other features and functionality. Our website builder solutions offer mobile-ready templates, which enable small businesses to ensure that their websites render well on desktops, laptops, tablets, and smartphones. Subscribers can also manage their websites and email marketing campaigns while on the go, both through mobile browsers and native apps.
Social Media. We offer tools and services that help our subscribers to communicate effectively with their customers and potential customers through social networks and to coordinate their website and email marketing efforts with their social media presence.
Productivity Solutions. We offer our subscribers a range of leading business productivity tools, including Microsoft Office 365 and G Suite by Google Cloud. These tools include, among others, professional email, word processing and presentation software, online storage, shared calendars, and video meetings.
Analytics. We offer control panels and dashboards that provide our subscribers with tools to analyze activity on their websites.

Professional Services. We offer professional services for subscribers who want additional assistance establishing and growing their online presence, including website design, marketing services (including assistance with search engine optimization and search engine marketing), social media management services, and website migration services.
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
For our email marketing segment, we market our products and acquire our customers through a variety of sources, including online marketing, such as search engines and advertising on social media, YouTube, and other websites, offline marketing through television and radio advertising, partner relationships, outbound sales efforts, referrals from our customer base, general brand awareness and a link to our website in the footer of substantially all of the emails sent by our customers. We have partner relationships with over 10,000 local and national small business service providers. These partners refer customers to us through links on their websites and outbound promotions to their customers or allow us to market to their customers directly. Our online, television, and radio advertising is designed to educate potential customers about our email marketing solutions and raise awareness of our brand.
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
Technology Platform and Infrastructure
The primary technology platforms supporting our web presence and domain segments combine open source and proprietary software, and are based on a scalable architecture that allows us to operate with a large number of subscribers per server. In addition, we use subscriber relationship management, billing and subscriber service support systems to on-board, serve and track our subscribers, and to enable them to manage their own service experience. We currently serve most of our web presence and domain subscribers from five U.S.-based data centers, one of which is owned by us and the rest of which are co-located.
For our most of email marketing segment, we use a central application and a single software code base with unique accounts for each subscriber. As a result, we are able to spread the cost of providing our products across our email marketing customer base. In addition, because we have one central application, we believe we are able to scale our business to meet increases in demand for our products. We own all of the hardware deployed in support of our platform. Our production system hardware and the disaster recovery hardware for our production system are co-located in third-party hosting facilities in Massachusetts and Texas.
Our website builder and our Ecomdash inventory management and marketplace listing solution are hosted on public cloud services.
Subscriber Profile
As of December 31, 2019, we had approximately 4.8 million subscribers, of which approximately 3.6 million were web presence subscribers, 0.5 million were email marketing segment subscribers and 0.7 million were domain segment subscribers. Based on data from a 2018 survey of subscribers of our major web presence brands, we believe a majority of our web presence subscribers are SMBs, most of whom are businesses with five or fewer employees. We estimate that over 70% of subscribers of our email marketing segment employ 25 or fewer employees.
The industries in which our subscribers operate are very diverse, including retail, restaurants, professional services, non-profits, merchandising, media, recreation, education, construction, health, beauty and wellness, and arts and entertainment, among others. In addition to for-profit businesses, our subscribers include non-profit organizations, community groups, bloggers, and hobbyists.
Geographical Information
We currently maintain offices and conduct operations primarily in the United States, Brazil, India, and the Netherlands. We also have third-party support arrangements in India, the Philippines, and China. For additional information about our geographic areas, see Note 22, Geographic and Other Information, to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Competition
The global cloud-based services market for SMBs is highly competitive and constantly evolving. For our web presence and domain segments, we expect continued competition, both domestically and internationally, from a number of sources, including the following:

•	competitors in the domain, hosting and website builder markets such as GoDaddy, Ionos by 1&1, Wix, Squarespace, Weebly (now owned by Square), and Web.com;

•	Wordpress.com and Wordpress-focused hosting companies such as WPEngine and SiteGround;

•	e-commerce, payments, email marketing, and marketing automation companies that are expanding their offerings to include website builders or other web presence offerings;

•	cloud hosting providers; and

•
large companies like Amazon, Microsoft and Google, which offer web hosting or website builders, domain registration and other cloud-based services, and Facebook, which offers an Internet marketing platform.

For our email marketing segment, we expect continued competition from MailChimp and other SMB-focused email marketing vendors, as well as additional competition from providers of marketing automation software and web presence competitors who are expanding their offerings to include email marketing functionality.
Competitors in each of our segments are expanding their offerings into adjacent products and services in order to provide a more comprehensive set of business solutions for SMBs, and in some cases, companies that previously competed with us in one of our segments are now competing with us in most or all of them. In addition, marketing automation, ecommerce, payments and other online services companies that have not competed with us in the past are expanding into our market by providing website builder and email marketing tools, and by enhancing offerings tailored for SMBs.
We believe the principal competitive factors in the cloud-based services market for SMBs include: ease of use and effectiveness; availability of integrated, comprehensive solutions; product functionality, performance and reliability; customer service and support; brand awareness and reputation; affordability; and product scalability. In some instances, we have commercial partnerships with companies with which we also compete.
See Part I, Item IA, Risk Factors for additional discussion of competition as it pertains to our business.
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
We use open source technologies pursuant to applicable licenses as the basis for our technology platform. We have also developed, acquired or licensed proprietary technologies for use in our business. As of January 15, 2020, we have eighteen U.S. patents as well as one pending U.S. patent application and several pending foreign counterpart applications relating to aspects of our technology platform and offerings, including our shared services architecture, predictive analytics methods, virtualization technologies, subscriber migration technologies, web presence improvement technologies, and email composition and editing technologies. We believe the duration of our patents is adequate relative to the expected lives of the technologies they cover.

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
Third-party infringement claims are also possible in our industry, especially as functionality and features expand, evolve and overlap across industries. Third parties, including non-practicing patent holders, have claimed, and could claim in the future, that our processes, technologies or websites infringe patents they now hold or might obtain or that might be issued in the future. See Part I, Item 1A, Risk Factors for additional discussion about the substantial costs that we could incur as a result of any claim of infringement of another party’s intellectual property rights.
Laws and Regulations
Advertising and promotional information presented on our websites, in our products, and in our other marketing and promotional activities are subject to federal and state consumer protection laws regulating unfair and deceptive acts or practices. U.S. federal, state, and foreign legislatures have also adopted laws and regulations regulating numerous other aspects of our business. Regulations relating to the Internet, including laws governing user privacy and data protection, unsolicited commercial email (spam), and online content and liability for third-party online activities, are particularly relevant to our business. Such laws and regulations are discussed below and in Part I, Item 1A, Risk Factors.
Consumer Protection Laws. We are subject to consumer protection laws and regulations that regulate our marketing practices and/or prohibit unfair or deceptive acts or practices, including under the auspices of the U.S. Federal Trade Commission, or FTC; the Telephone Consumer Protection Act, or TCPA; the Telemarketing Sales Rule; and state consumer protection statutes. These laws and regulations require, among other things, certain disclosures or functionality in our brand websites, customer communications, and the ordering process for our products; obtaining customer consent prior to placing sales calls or sending text messages to wireless numbers; and compliance with “do not call” or “do not contact” laws or requests from individuals. We are also subject to consumer protection laws outside of the United States, which may include privacy and data protection laws, telemarketing laws, regulation of cloud services, e-commerce and distance selling regulation, advertising regulation, unfair competition rules or similar legislation.
Privacy and Data Protection. We collect personally identifiable information and other data from our subscribers and prospective subscribers, as well as from their customers and contacts. We use this information to provide services to our subscribers, to support, expand and improve our business and (subject to each subscriber’s or prospective subscriber’s, or their customers' or contacts', right to decline or opt out) we may use this information to market other products and services to them or to assist our subscribers in marketing their own products and services to their customers and contacts. We may also share subscribers’ personally identifiable information with certain third parties as directed by the subscriber or as described in our privacy notice. In addition, the data we collect from or about our employees as part of our standard human resources procedures is also subject to various laws and regulations in the jurisdictions where we operate, including evolving California laws and EU laws on data export.
The U.S. federal and various state and foreign governments have adopted or proposed guidelines or rules for the collection, distribution, use and storage of information collected from or about consumers or their devices. The FTC and various U.S. state and local governments and agencies regularly use their authority under laws prohibiting unfair or deceptive marketing and trade practices to investigate and penalize companies for practices related to the collection, use, handling, disclosure, dissemination and security of personal data of U.S. consumers. For example, California recently adopted the California Consumer Privacy Act, or CCPA, which became effective on January 2, 2020 and can be enforced by the Attorney General as of July 1, 2020. The CCPA, among other things, requires covered companies to provide new disclosures to California consumers and offer them new abilities to opt-out of certain sales of personal information, as well as to request access to or deletion of their personal information. The law also affords consumers qualified rights to seek liquidated penalties if unauthorized parties gain access to their unredacted, unencrypted personally identifiable information by reason of our failure to adopt and maintain reasonable security measures. Further legislative changes in California, or in other U.S. states, are under consideration. In this highly dynamic legislative, regulatory, and litigation environment, we cannot yet predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies in varying ways across our business and brands, and to incur substantial costs and expenses in an effort to comply, or if we become subject to governmental enforcement or private party litigation.

In addition, several foreign countries and governmental bodies, including the countries of the European Union, or EU, Canada, and Brazil, have adopted data protection laws and regulations different from and more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, export, disclosure and security of personal data that identifies or may be used to identify an individual, such as names, contact information, and, in some jurisdictions, certain unique identifiers. These laws and regulations are subject to revisions and differing interpretations, and have generally become more stringent over time. Furthermore, additional countries and other jurisdictions are considering the adoption of similar laws and regulations.
In May 2018, the EU-wide General Data Protection Regulation, or GDPR, took effect. The GDPR implemented more stringent operational requirements for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, increased requirements to erase an individual’s information upon request and comply with other requests from individuals, mandatory data breach notification requirements, restrictions on automated decision-making and profiling, and higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. The GDPR has also imposed more stringent consent requirements related to cookies and similar technologies. Penalties under the GDPR are significant: fines of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, may be imposed. Moreover, under certain circumstances, we may be considered liable for non-compliance by our third-party partners with the GDPR or other privacy laws and regulations.
Anti-SPAM Laws. We are subject to the U.S. Controlling the Assault of Non Solicited Pornography and Marketing Act of 2003, or CAN-SPAM Act, which establishes certain requirements for commercial email messages and specifies penalties for the transmission of commercial email messages that are intended to deceive the recipient as to source or content. The CAN-SPAM Act, among other things, obligates the sender of commercial emails to provide recipients with the ability to opt out of receiving future emails from the sender, and carries significant penalties for violations. In addition, some states and countries have passed laws regulating commercial email practices that are significantly more punitive and difficult to comply with than the CAN-SPAM Act, such as Canada’s Anti-Spam Legislation, or CASL, and the GDPR. These types of laws are particularly significant for our email marketing segment.
Laws Relating to Online Content and Liability for Third Party Activities. Our role as a provider of cloud-based solutions, including website hosting services, domain registration services and email marketing, may subject us to potential liability for the activities of our subscribers on or in connection with their websites or domain names or for the data they store on or send using our servers. Although our subscriber terms of use prohibit illegal use of our services by our subscribers and permit us to take down websites or take other appropriate actions for illegal use, subscribers may nonetheless engage in prohibited activities or upload, transmit or store content with us in violation of applicable law, third-party rights, or the subscriber’s own policies, which could subject us to liability. Several U.S. federal statutes apply to us with respect to various subscriber activities:

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

•
The Communications Decency Act of 1996, or CDA, generally protects interactive computer service providers such as us, from liability for certain online activities of their customers, such as the publication of defamatory or other objectionable content. As an interactive computer services provider, we do not monitor hosted websites or prescreen the content placed by our subscribers on their sites. Accordingly, under the CDA, we are generally not responsible for the subscriber-created content hosted on our servers. However, the CDA does not apply in foreign jurisdictions, and legislation such as the Allow States and Victims to Fight Online Sex Trafficking Act of 2017, or FOSTA, as well as new legislation that may be enacted in the future, may reduce the immunity provided to us by the CDA.

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
See Part I, Item 1A, Risk Factors for more information about our legal and regulatory risks.
Employees
As of December 31, 2019, we had 3,762 employees, including 1,786 in support and network operations, 766 in sales and marketing, 747 in engineering and development, and 463 in general and administrative. Excluded from our employee figures are approximately 1,500 individuals primarily located in India and the Philippines who are directly employed by third parties and perform a range of services for us, including email-, phone- and chat-based customer and technical support, billing support, network monitoring and engineering and development services. Most of our employees are based in the United States. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We have never experienced a strike or similar work stoppage, and we consider our relations with our employees to be good.
Corporate Information
Our business was founded in 1997 as a Delaware corporation under the name Innovative Marketing Technologies Incorporated. In December 2011, investment funds and entities affiliated with Warburg Pincus and Goldman, Sachs & Co. acquired a controlling interest in our company. Prior to our initial public offering, or IPO, in October 2013, we were an indirect wholly owned subsidiary of WP Expedition Topco L.P., a Delaware limited partnership that we refer to as WP Expedition Topco. Pursuant to the terms of a corporate reorganization that we completed prior to our IPO, WP Expedition Topco dissolved and in liquidation distributed the shares of common stock of Endurance International Group Holdings, Inc. to its partners in accordance with the limited partnership agreement of WP Expedition Topco. We have completed numerous acquisitions since inception, including the acquisition of Constant Contact, Inc. in February 2016.
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
Our growth is dependent on our ability to continue to attract and acquire new subscribers while retaining existing subscribers and expanding the products and services we sell to them. Growth in the demand for our products and services may be inhibited, and we may be unable to grow our subscriber base, for a number of reasons, including, but not limited to:

•
our failure to develop or offer new or enhanced products and services in a timely manner that keeps pace with new technologies, competitor offerings, the current industry trend toward comprehensive, integrated web presence and marketing automation solutions, and the evolving needs of our subscribers;

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

Due to these or other reasons, we may not be able to maintain positive subscriber growth in the future, which could have a material adverse effect on our business and financial results.
We must keep up with rapid and ongoing technological change, marketing trends and shifts in consumer demand to remain competitive in a rapidly evolving industry.
The cloud-based technology and online marketing solution industries are characterized by rapid and ongoing technological change, frequent new product and service introductions and new market entrants, and evolving industry standards. Our methods for marketing to our subscribers and potential subscribers must keep pace with technological change, legal requirements, market trends, and shifts in how our solutions are found, purchased and used by subscribers. For example, application marketplaces, mobile platforms, ecommerce tools, voice-activated technology, and greater availability of web presence and email marketing tools from ecommerce, payments and marketing automation companies are changing the way consumers find, purchase and use our solutions. Our future success will depend on our ability to adapt to rapidly changing technologies and evolving industry standards and to anticipate subscriber needs and preferences. If we are not able to offer innovative and comprehensive solutions, take advantage of new technology, adapt our marketing practices or anticipate changing trends, we may be unable to continue to attract new subscribers or sell additional solutions to our existing subscribers. In addition, if existing technologies or systems, such as the domain name system that directs traffic on the Internet, become less relevant due to changing technologies, or if we fail to anticipate and manage technologies that harm or reduce consumer demand for our offerings, our revenue and operating results may be adversely affected.
We face significant competition for our solutions in the SMB market, which we expect will continue to intensify. As a result of such competitive pressures, we may not be able to maintain or improve our competitive position or market share.
The SMB market for cloud-based technologies and online marketing tools is highly competitive and constantly evolving. Some of our competitors have greater marketing, engineering, product development and other resources, more brand recognition and consumer awareness, more scalable, more comprehensive or better integrated product offerings, greater international scope or larger subscriber bases than we do, or may partner with large Internet companies that can offer these resources. As a result, we may not be able to compete successfully against them. Our competitive position may also be challenged by new market entrants (both new companies and established companies expanding their product offerings or target customers), since there are relatively few barriers to entry in our market.
We have faced and expect to continue to face intense competition in our web presence and domain segments, both domestically and internationally, from a number of sources, including the following:

•	competitors in the domain, hosting and website builder markets such as GoDaddy, Ionos by 1&1, Wix, Squarespace, Weebly (now owned by Square), and Web.com;

•	Wordpress.com and Wordpress-focused hosting companies such as WPEngine and SiteGround;

•	e-commerce, payments, email marketing, and marketing automation companies that are expanding their offerings to include website builders or other web presence offerings;

•	cloud hosting providers; and

•
large companies like Amazon, Microsoft and Google, which offer web hosting or website builders, domain registration and other cloud-based services, and Facebook, which offers an Internet marketing platform.

For our email marketing segment, we expect continued competition from MailChimp and other SMB-focused email marketing vendors, as well as additional competition from providers of marketing automation software and web presence competitors who are expanding their offerings to include email marketing functionality.
Competitors in each of our segments are expanding their offerings into adjacent products and services in order to provide a more comprehensive set of business solutions for SMBs. In some cases, companies that previously competed with us in one of our segments are now competing with us in most or all of them, as email marketing providers begin to offer website builders, and vice versa. In addition, marketing automation, ecommerce, payments and other online services companies that have not competed with us in the past are expanding into our market by providing website builder and email marketing tools, and by enhancing offerings tailored for SMBs. As a result of these changes, SMBs now have a broader range of “entry points” for establishing an online presence, and may choose to do so through an e-commerce, payments, or marketing solutions provider that provides a website builder, hosting or email marketing as part of a “bundled” solution, rather than starting with a domain name or hosting account.
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
Our business and operations are complex due to our history of acquisitions and organizational change, which has and may continue to result in operational and other challenges.
As a result of acquisitions and internal growth, we increased our revenue from $741.3 million in the year ended December 31, 2015 to $1.1 billion in the year ended December 31, 2019. During this time period, we completed numerous acquisitions, including the acquisition of the Directi web presence business in January 2014, which expanded our international operations, and the acquisition of Constant Contact in February 2016.
Due to our history of acquisitions, we offer our products and services through numerous brands that operate from different websites, control panels, billing systems, information technology and other systems. As a result, compliance assessments, compliance-related changes, roll-outs of new products and platform, product and technology upgrades, and changes in business processes often need to be implemented more than once. This level of complexity has sometimes resulted and may continue to result in difficulties maintaining effective internal controls, reliance on manual controls, challenges in maintaining and upgrading our technology platforms, additional compliance costs and risks, product roll-out inefficiencies, and other operational challenges.
In particular, differences across our multiple billing systems have at times made it challenging for us to accurately and consistently determine certain enterprise-wide operational metrics, such as total subscribers. Total subscribers and other operational metrics, which we voluntarily disclose, historically have not been subject to the same level of reporting controls as our financial statements and other financial information we are required to disclose. Also, we have identified in the past, and may in the future identify, errors or bugs in the systems we use to generate operational metrics. We work on an ongoing basis to improve our controls and processes for total subscribers and other operational metrics, but errors and inconsistencies with respect to these metrics could still occur, which could negatively impact our business decisions and lead to inaccurate disclosures.

In addition, as a public company, we are required by the Sarbanes-Oxley Act of 2002 to maintain, evaluate, test and document internal controls over financial reporting, and our multiple brands and systems make this process more complicated and costly than it would be otherwise. Any failure in the effectiveness of our system of internal control over financial reporting could have a material adverse impact on our ability to report our financial statements and/or key financial metrics in an accurate and timely manner and undermine investor confidence in the reliability of our financial statements, key financial metrics, or other public disclosures. Inaccurate and/or untimely financial statements or other disclosures could also subject us to regulatory actions, civil or criminal penalties or stockholder litigation.
Our growth may be adversely affected if we cannot continue to successfully attract, retain and motivate key employees.
Our ability to successfully pursue our growth strategy depends on our ability to attract, retain and motivate key employees across our business, particularly engineering and development employees and our senior executive team. High demand from other technology companies for skilled engineering and technical employees has made and may continue to make it challenging to retain key employees or hire replacements if they leave. In addition, candidates making employment decisions, particularly in high-technology industries, often consider the value of any equity they may receive from prospective employers. As a result, volatility or poor performance in the market price of our common stock, or concerns by potential or current employees about the performance of our stock, has and may continue to contribute to hiring and retention challenges.
We are also limited in our ability to recruit global talent for our U.S. offices by U.S. immigration laws. Work visa restrictions in the U.S. have become tighter in recent years, making it more difficult to source qualified personnel from other countries, and changes in U.S. immigration policies under the current presidential administration may further limit our ability to recruit globally.
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
We have experienced system, software, Internet, data center, network, and customer support center failures in the past. We do not yet have a disaster recovery plan that covers all of our brands, and we do not yet have a complete business continuity program. Any interruptions, delays or failures in our services could harm our reputation, cause us to lose subscribers, or result in unanticipated costs.
We must be able to maintain and operate our applications and systems without interruption. Since our ability to retain and attract subscribers depends on the performance, reliability and availability of our services, as well as on the delivery of our products and services to subscribers, even minor interruptions in our service or losses of data could harm our reputation, particularly if they frequently reoccur. Our applications, network, systems, equipment, power supplies, customer support centers and data centers are subject to various points of failure, including: human error or accidents; improper maintenance and change control; Internet connectivity downtime or disruptions in connectivity between and among systems; computer viruses; physical or electronic security breaches; inadequate systems monitoring; intentional bad acts such as sabotage, hacking, ransomware, vandalism or terrorism; pandemics; and natural disasters.
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
Our systems supporting our web presence and domain segments are not fully redundant. In 2019, we built out and tested additional redundancies for a significant portion of our hosting subscribers, but we have not yet implemented equivalent redundancies across all of our web presence and domain brands. Although the redundancies we do have in place will permit us to respond, at least to some degree, to failures of applications and systems, our data centers are vulnerable in the event of failure. Most of our web presence subscribers, and a significant portion of our domain subscribers, are hosted across five U.S.-based data centers, one of which is owned by us and the rest of which are co-located, and accordingly, any failure or downtime in these data center facilities would affect a significant percentage of our subscribers. While we have a disaster recovery system that covers most of our email marketing subscribers, it is nonetheless likely to be difficult and time-consuming to recover data and services in the event of a significant outage. We do not yet have adequate structures or systems in place to recover from a data center’s severe impairment or total destruction, and recovery from the total destruction or severe impairment of any of our major data centers would be extremely difficult and may not be possible at all. Closing any of these data centers without adequate notice could result in lengthy, if not permanent, interruptions in the availability of our solutions and loss of vast amounts of subscriber data.

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
Our customer support centers are also vulnerable in the event of failure caused by total destruction or severe impairment. The teams in each customer support center are trained to provide brand-specific support services for a discrete subset of our brands, which, along with staffing constraints and differences in software systems between our brands, limits our ability to effectively re-route calls, email and chat from one customer support center to another customer support center. Accordingly, if any of our customer support centers were to be impaired or destroyed, our ability to re-route calls, email and chat to operational customer support centers or to provide the type of customer support services that the non-operational customer support center had provided to subscribers of a particular brand or brands may be limited.
Any of these events could materially increase our expenses or reduce our revenue, damage our reputation, cause our subscribers to seek reimbursement for services paid for and not received, cause our subscribers to stop referring new subscribers to us, and cause us to lose current and potential subscribers, which would have a material adverse effect on our operating results and financial condition. Moreover, the cyber, property and business interruption insurance we carry may not have adequate coverage to compensate us fully for losses that may occur.
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
Security incidents, privacy breaches or fraud may harm our business.
We collect, handle, store and transmit large amounts of sensitive, confidential, personal and proprietary information, including payment card information and information we receive from or maintain on behalf of our subscribers. Unauthorized access to, use of, or loss of this type of information and any compromise of our networks, systems, or applications may cause damage to our platforms, service interruptions to our subscribers, loss of subscriber websites and data, or harm to our reputation and may result in increased security costs, distraction of our management team, litigation, regulatory investigations or other direct or indirect expense or liabilities. These types of incidents can result from numerous sources, including: physical or electronic security breaches; viruses, ransomware or other malware; hardware vulnerabilities; accident or human error by our own personnel or those of our partners; criminal activity or malfeasance (including by our own personnel); fraud or impersonation scams perpetrated against us; or security events impacting our third-party service providers. We have experienced security events such as these in the past and expect they will continue in the future. To date, we do not believe that any of these events has had a material effect on us, but we may experience larger and more serious incidents in the future.
In addition, many states and countries in which we have subscribers have enacted regulations requiring us to notify governmental authorities, regulators and subscribers in the event that certain systems are compromised, or subscriber information is accessed or acquired (or believed to have been accessed or acquired) without authorization, and in some cases also develop proscriptive policies to protect against such unauthorized access or acquisition. Such notifications can result in private causes of action being filed against us, or government investigations into the adequacy of security controls or handling of any security event. Should we experience a loss of protected data or a disruption in the availability or integrity of our services or data we store for subscribers, efforts to respond to the incident and enhance our controls, as well as potential penalties imposed by regulators or damages awarded to private plaintiffs, could increase our costs.
Organizations generally, and Internet-based organizations in particular, are vulnerable to targeted attacks aimed at exploiting network and system applications or weaknesses, causing damage or disruption, or obtaining ransom payments. Techniques used to obtain unauthorized access to, or to sabotage, networks and systems often are not recognized until launched against a target. Cyber criminals use advanced and quickly-evolving tactics, including evasive applications, proxies, tunneling, encryption techniques, vulnerability exploits, buffer overflows, distributed denial of service attacks, or DDoS attacks, and botnets. For example, from time to time we are targeted by DDoS attacks in which attackers attempt to block access to our websites or our subscribers' websites, as well as attempts to place illegal or abusive content on our or our subscribers' websites. If we are unable to avert a DDoS or other attack for any significant period, we could sustain substantial revenue loss from lost sales and subscriber dissatisfaction.
Cyber-attacks may target us, our subscribers, our partners, banks, credit card processors, delivery services, e-commerce in general or the communication infrastructure on which we depend. As security threats evolve and become more sophisticated and more difficult to detect and defend against, a hacker or thief may defeat our security measures, or those of our third-party service providers, partners, or vendors, and obtain confidential or personal information. We or the third party may not discover the security breach and theft of information for a significant period of time after the breach occurs. We may need to expend significant resources to protect against security breaches and thefts of data or to address problems caused by breaches or thefts, and we may not be able to, or may fail to, anticipate cyber-attacks or implement adequate preventative measures. In addition, we rely on third parties to provide physical security for our facilities, including data centers. Any physical breach of security could result in unauthorized access or damage to our systems.
Our employees, including our employee and contract support agents are often targeted by, and may be vulnerable to a variety of social engineering attacks, such as e-mail scams, phishing, and/or similar attack tactics used to perpetrate fraud. We have experienced and may in the future experience security attacks that cause our support agents to divulge confidential information about us or our subscribers, or to introduce viruses, worms or other malicious software programs onto their computers, allowing the perpetrators to, among other things, gain access to our systems or our subscribers’ accounts. Our subscribers have in the past, and may in the future, use weak passwords, accidentally disclose their passwords or store them on a mobile device that is lost or stolen, or otherwise compromise or fail to ensure the security of their data, creating the perception that our systems are not secure against third-party access when their accounts are compromised and used maliciously by third parties. In addition, if third parties with which we work, such as vendors, partners or developers, violate applicable laws or our policies or disclose our confidential information due to human error or technical issues, such violations or incidents may also put our information and our subscribers’ information at risk and could in turn have an adverse effect on our business and reputation.
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
We could also incur significant fines or lose our ability to process payments using credit cards if we fail to follow payment card industry data security standards, or PCI DSS, even if there is no compromise of subscriber information. In the past, we have identified control gaps in our adherence to PCI DSS in certain of our brands, and any failure to achieve or maintain compliance with PCI DSS across our various brands could have negative consequences. In this event, we may incur financial penalties, our payment networks may increase the processing fees they charge to us, or we may lose our ability to process credit cards, any of which could have a material adverse effect on our financial results. In addition, we may have difficulty negotiating competitive rates with payment networks for as long as the noncompliance persists.
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
Our quarterly and annual operating results and key metrics have varied from period to period in the past, and we expect they may continue to fluctuate as a result of a number of factors, a number of which are outside of our control, including:

•	our ability to cost-effectively attract, retain, and increase sales to subscribers;

•	the impact of competition;

•	the timing and success of introductions of new products or product enhancements;

•	the amount and timing of our marketing expenditures;

•	the amount and timing of capital expenditures or extraordinary expenses, such as litigation, regulatory or other dispute-related settlement payments;

•	the mix of products we sell;

•	higher than expected refunds to our subscribers;

•	systems, data center and Internet failures, breaches and service interruptions;

•	negative publicity about us or our brands;

•	loss of key employees or difficulties recruiting new employees;

•	the impact of changes in legislation or regulations, or to interpretations of existing legislation and regulations;

•	litigation or governmental enforcement actions against us due to actual or alleged failures to comply with applicable laws or regulations;

•	failures to comply with industry standards such as the payment card industry data security standards;

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
Our financial or operating results in future reporting periods may fall below the expectations of the public market, investors, or analysts due to one or more of the factors above or for other reasons, which could cause our stock price to decline substantially.
Our business depends on establishing and maintaining strong brands. If we are not able to effectively promote our brands, or if the reputation of our brands is damaged, our ability to expand our subscriber base will be impaired and our business and operating results will be harmed.
We market our solutions through various brands, including our key brands Bluehost, HostGator, Domain.com, and Constant Contact.
We believe that establishing and maintaining our key brands is critical to our efforts to expand our subscriber base. If we do not build awareness of our key brands, we could be at a competitive disadvantage to companies whose brands are, or become, more recognizable than ours. For instance, we believe that our business has been, and may continue to be, affected by the increasing tendency of consumers to search for web presence and online marketing solutions using brand related search terms as opposed to unbranded search terms such as hosting, website builders or email marketing. We believe this trend has benefited competitors who have invested more heavily than we have in building brand awareness, and who have used a broader array of marketing channels to do so, in contrast to our historical focus on marketing through online advertising, online directories, and referral partners.
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
Our ability to compete depends on our ability to offer products and services that enable our subscribers to establish, manage and grow their businesses. Our web presence and commerce offerings are predicated on the assumption that an online presence will continue to be an important factor in our subscribers’ abilities to establish, expand, manage and monetize their businesses affordably. If we are incorrect in this assumption, for example due to the introduction of a new technology or industry standard (or evolution of existing technology such as social media or voice assistant software) that supersedes the importance of an online presence or renders our existing or future solutions obsolete, then our ability to retain existing subscribers and attract new subscribers could be adversely affected, which could harm our ability to generate revenue and meet our financial targets.
The future success of our email marketing solution depends on the continued widespread use of email as a primary means of communication. Security problems such as viruses, worms, and other malicious programs, reliability issues arising from outages and damage to the Internet infrastructure, or publicity about leaked emails of high-profile users could create the perception that email is not a safe and reliable means of communication. Use of email by businesses and consumers also depends on the ability of email providers to prevent unsolicited bulk email, or “spam,” from overwhelming consumers’

inboxes. If security problems become widespread or frequent or if email providers cannot effectively control spam, the use of email as a means of communication may decline as consumers find alternative ways to communicate. We could also be harmed if, in an attempt to limit unsolicited email, email providers restrict or limit emails sent by our customers using our email marketing solution. In addition, if alternative communications tools, such as social media, or ephemeral or text messaging, continue to gain widespread acceptance, the need for email may decrease. Any of these events could materially increase our expenses or reduce demand for our email marketing solution and harm our business.
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
Our ability to offer domain name services to our subscribers depends on certain third-party relationships. For example, certain of our subsidiaries are accredited by ICANN and various domain name registries as a domain name registrar. If we fail to comply with domain name registry requirements, or if domain name registry requirements change, we could lose our accreditation, be required to increase our expenditures, comply with additional requirements or alter our service offerings, any of which could have a material adverse effect on our business, financial condition or results of operations. In addition, the requirements of ICANN and other domain registries are not consistent with some aspects of the GDPR or other privacy laws, which could make compliance with these requirements infeasible or more costly and complicated than they would be otherwise.
We rely on software licensed from or hosted by third parties to offer certain of our solutions to our subscribers. We also have relationships with product partners whose solutions, including shopping carts and security tools, we integrate with our products and offer to our subscribers. In our web presence segment, we use third party web hosting control panels, which allow our hosting customers to manage their websites, for several of our strategic brands. In our email marketing segment, we rely on some of our partners to create integrations with third-party applications and platforms used by our subscribers. We may be unable to continue our relationship with any of these partners or third parties if, for example, they decline to continue to work with us or are acquired. In such an event, we may not be able to continue to offer these third-party tools to our subscribers or we may be forced to find an alternative that may be inferior to or more costly than the solution that we had previously offered. We currently face, and expect to face from time to time in the future, pricing or other disputes with our third party partners and licensors, which may disrupt our operations and reduce our revenues, and resolution of disputes may increase our costs and/or costs to our customers.  Although the results of any such disputes, whether current or future, cannot be predicted with certainty, the final outcome could adversely affect our business, financial condition, and operations.
We may also need to obtain future licenses from third parties to use intellectual property associated with the development of our solutions, which might not be available to us on acceptable terms, or at all. Any loss of the right to use any software or other intellectual property required for the development and maintenance of our solutions could result in delays in the provision of our solutions until equivalent technology is either developed by us, or, if available, is identified, obtained and integrated, which could harm our business and operating results.
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

•
compliance with foreign laws, including more stringent laws in foreign jurisdictions relating to consumer privacy and protection, collection and use of data obtained from individuals and other third parties;

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

•
compliance by our employees, business partners and other agents with anti-bribery laws (including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act of 2010 and similar anti-bribery laws in India, Brazil and other jurisdictions where we do business), economic sanction laws and regulations, export controls, and other U.S., foreign and local laws and regulations regarding international and multi-national business operations;

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
In addition, our ability to expand internationally and attract and retain non-U.S. subscribers may be adversely affected by concerns about the extent to which U.S. governmental and law enforcement agencies may obtain data about our subscribers, and by privacy laws in other jurisdictions (such as the GDPR) that are generally more protective of subscriber data than U.S. law. Non-U.S. subscribers may decide that the privacy risks of storing data with a U.S.-based company outweigh the benefits and opt to seek solutions from a company based outside of the United States. In addition, certain foreign governments require local storage of their citizens’ data. If we become subject to such requirements, it may require us to increase the number of non-U.S. data centers or servers we maintain, increase our costs or adversely affect our ability to attract, retain or cost-effectively serve non-U.S. subscribers.
Acquisitions, joint ventures and other strategic investments may not achieve the intended benefits or may disrupt our current plans and operations.
Acquisitions have historically been an important component of our growth strategy. We have acquired the businesses and assets of numerous other companies, including the acquisition of Constant Contact in February 2016. We have also made strategic investments in and entered into joint ventures with third parties, typically with small companies focused on developing or marketing products that may complement our own. We may complete transactions of this type in the future. These transactions involve numerous risks, including the following:

•	difficulties or delays in integrating the acquired businesses, which could prevent us from realizing the anticipated benefits of acquisitions;

•	reliance on third parties for transition services prior to subscriber migration;

•	difficulties in supporting and migrating acquired subscribers, if any, to our platforms, which could cause subscriber churn, unanticipated costs, and damage to our reputation;

•	disruption of our ongoing business and diversion of management and other resources from existing operations;

•	the incurrence of additional debt or the issuance of equity securities, resulting in dilution to existing stockholders, in order to fund an acquisition;

•	assumption of debt or other actual or contingent liabilities of the acquired company, including litigation risk;

•	differences in corporate culture, compliance protocols, and risk management practices between us and acquired companies;

•	potential loss of the key employees of an acquired business;

•	potential loss of the subscribers or partners of an acquired business due to the actual or perceived impact of the acquisition;

•	difficulties associated with governance, management and control matters in majority or minority investments or joint ventures;

•	unforeseen or undisclosed liabilities or challenges associated with the companies, businesses or technologies we acquire;

•	adverse tax consequences, including exposure of our entire business to taxation in additional jurisdictions; and

•	accounting effects, including potential impairment charges and requirements that we record deferred revenue at fair value.

Any of these risks could result in our acquisitions disrupting our business and/or failing to achieve their intended objectives.
We have a history of losses and may not be able to achieve or maintain profitability.
We had a net loss in each year since inception through 2017. Although we reported net income for fiscal year 2018, we reported a net loss for fiscal year 2019 and we may not be able to achieve or maintain profitability in the future. We had a net loss attributable to Endurance International Group Holdings, Inc. of $107.3 million for fiscal year 2017, net income of $4.5 million for fiscal year 2018, and net loss of $12.3 million for fiscal year 2019.
We have made and expect to continue to make significant expenditures to maintain, develop, improve and expand our business, and we may not be able to maintain profitability in light of our expenditure levels. We may incur significant losses in the future if we are unable to increase subscriber and revenue growth to cover these expenditures or for a number of other reasons, including interest expense related to our substantial indebtedness, amortization expense associated with past or potential future acquisitions, and the other risks described in this report.
We are a multinational organization faced with increasingly complex tax issues in many jurisdictions, and if our tax positions are examined by tax authorities, we could be obligated to pay additional taxes in various jurisdictions.
As a multinational organization with a digital and Internet-based business, we may be subject to direct and indirect taxation in multiple jurisdictions around the world with increasingly complex tax laws, the application of which can be uncertain. The amount of taxes we collect or pay in these jurisdictions could increase substantially with changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents, which could have a material adverse effect on our liquidity and operating results.
Governments are increasingly focused on ways to increase tax revenues, which has contributed to an increase in audit activity and more aggressive positions taken by tax authorities. Any additional taxes or other assessments by tax authorities may be in excess of our current tax provisions or may require us to modify our business practices in order to reduce our exposure to additional taxes going forward, any of which could have a material adverse effect on our business, results of operations and financial condition.
Due to the global nature of the Internet, it is possible that various states or foreign countries might attempt to levy additional or new sales, income or other taxes relating to our activities. Tax authorities at the international, federal, state and local levels are currently reviewing the appropriate treatment of companies engaged in e-commerce. Changes in tax laws, such as tax reform in the United States or changes in tax laws resulting from the Organization for Economic Co-operation and Development’s multi-jurisdictional plan of action to address base erosion and profit shifting, could impact our effective tax rate.
We may need additional equity, debt or other financing in the future, which we may not be able to obtain on acceptable terms, or at all, and any additional financing may result in restrictions on our operations or substantial dilution to our stockholders.
We may need to raise funds in the future, for example, to develop new technologies, expand our business, respond to competitive pressures, acquire businesses, or respond to unanticipated situations. Our ability to obtain debt or equity funding will depend on a number of factors, including market conditions, interest rates, our operating performance, and investor interest. In addition, incurring additional debt may not be permitted under our credit agreement or indenture governing our 10.875% senior notes due 2024 (which we refer to as the "Senior Notes"), or may require lender or noteholder consent. As such, additional funding may not be available to us on acceptable terms or at all.
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
The terms of our existing co-located data center agreements vary in length and expire on various dates through 2026. The owners of these or our other co-located data centers have no obligation to continue such arrangements beyond their current terms, nor are they obligated to renew their agreements with us on terms acceptable to us, or at all. These agreements may not provide us with adequate time to transfer operations to a new facility in the event of early termination. If we were required to move our equipment to a new facility without adequate time to plan and prepare for such migration, we would face significant challenges due to the technical complexity, risk and high costs of the relocation. Any such migration could result in downtime or other disruptions to our services, which could damage our reputation, cause subscriber losses and harm our operating results and financial condition.
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
In connection with our domain registration services, as a registrar, we are required under our agreements with domain registries to prepay the domain registry for the term for which a domain is registered. We recognize this prepayment as an asset on our consolidated balance sheet and record domain revenue and the domain registration expense ratably over the term that a domain is registered. This cash payment to the domain registry may lead to fluctuations in our liquidity that are not immediately reflected in our operating results.
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
We are subject to numerous laws and regulations, including those described in Part I, Item 1, Business under the heading “Laws and Regulations.” Our actual or perceived failure to comply with laws and regulations could harm our business, and new or modified laws or regulations could reduce demand for our products or require us to change our products, our operations or our marketing, market research and advertising practices in ways that negatively affect us.
Any failure by us to comply with applicable laws or regulations, including (among others) those described in Part I, Item 1, Business may result in a range of negative consequences, including: regulatory investigations; governmental enforcement actions; requirements that we change our marketing or other business practices in a manner unfavorable to us; litigation (including potential class action litigation); fines and penalties; or negative publicity. Any of these consequences could have an adverse effect on our reputation and business.
In addition, compliance with new laws or regulations, or modifications to existing laws or regulations, could impair our ability to retain or attract subscribers, reduce demand for our products, or increase our cost of doing business. For example:

•
Anti-spam laws that require that our subscribers’ customers have the ability to opt out of receiving commercial emails, or "opt-in" rules that require them to affirmatively elect to receive commercial emails, may reduce the effectiveness of our products and marketing efforts, particularly Constant Contact’s email marketing solution.

•
Consumer protection laws or regulations requiring us to obtain additional consents from subscribers or to provide them with additional disclosures in order to be permitted to automatically renew their subscriptions, or to automatically enroll them into paid subscriptions after a free trial period, could impair our ability to retain or attract subscribers and increase the potential for civil liability under consumer protection laws.

•
Further regulation of cookies, web beacons and similar technology for online behavioral advertising (such as the consent requirements for cookies and similar technologies established by the GDPR or the opt-out requirements established by the CCPA) may lead to broader restrictions on our collection and use of online usage information in order to attract and retain customers. Such regulation may also restrict collection of the data from our subscribers' customers and contacts as well as how we may use this data. This could impair our ability to collect, transfer and/or use information that we use to provide targeted advertising to our subscribers or to assist our subscribers in marketing to their own customers, which could negatively affect our ability to maintain and grow our subscriber base.

•
Privacy laws requiring that certain data associated with domain name registration be kept private (including, for example, requirements that prohibit publishing the identity of a party registering a domain name) could reduce our revenue from sales of domain privacy products, since consumers in the jurisdictions where these laws apply would no longer need to purchase these products to maintain the privacy of their data.

•
The adoption of any laws or regulations adversely affecting the growth, popularity, accessibility or use of the Internet, including laws impacting Internet neutrality (such as the 2015 repeal of U.S. Internet neutrality regulations) or new tax regulations or court decisions concerning the taxation of online commerce, could decrease the demand for our products, require us to make modifications to our products, or increase our operating costs.

We rely on third parties to carry out a number of services for us, including processing personal data on our behalf. While we enter into contractual arrangements to help ensure that these parties only process such data according to our instructions and have sufficient security measures in place, any security breach or non-compliance with our contractual terms or breach of applicable law by such third parties could result in governmental enforcement actions, litigation, fines and penalties or adverse publicity and could cause our subscribers to lose trust in us. In particular, under certain circumstances, we may be considered liable for non-compliance by our third-party partners under the GDPR, the CCPA or other privacy laws and regulations. We also use third parties to provide marketing and advertising of our products and services, and we could be liable for, or face reputational harm as a result of, their marketing practices if, for example, they fail to comply with applicable statutory and regulatory requirements. These or similar instances of noncompliance by our third-party partners could have an adverse impact on our reputation and business.
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

We use open source software in providing a substantial portion of our solutions, and we may incorporate additional open source software in the future. Such open source software is generally licensed by its authors or other third parties under open source licenses. If we fail to comply with these licenses, we may be subject to certain conditions, including requirements that we offer our solutions that incorporate the open source software for no cost; that we make available source code for modifications or derivative works we create based upon, incorporating or using the open source software; and/or that we license such modifications or derivative works under the terms of the particular open source license. In addition, if a third-party software provider has incorporated open source software into software that we license from such provider, we could be required to disclose any of our source code that incorporates or is a modification of such licensed software. If an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending such allegations and could be subject to significant damages, enjoined from the sale of our solutions that contained the open source software, and required to comply with the foregoing conditions, which could disrupt the distribution and sale of some of our solutions. In addition, there have been claims challenging the ownership of open source software against companies that incorporate open source software into their products. As a result, we could be subject to suits by parties claiming ownership of what we believe to be open source software. Such litigation could be costly for us to defend, have a negative effect on our operating results and financial condition or require us to devote additional research and development resources to change our products.
We could face liability, or our reputation might be harmed, as a result of the activities of our subscribers, the content of their websites, the data they store on our servers or the emails that they send.
We could face liability or incur other costs as a result of the activities of our subscribers. Although the statutes discussed in Part I, Item 1, Business (including the DMCA and the CDA) and case law in the United States have generally shielded us from liability for subscriber activities to date, court rulings in pending or future litigation, or future legislative or regulatory actions, may narrow the scope of protection afforded us under these laws. Several court decisions and the enactment of FOSTA arguably have already narrowed the scope of the immunity provided to interactive computer services in the United States under the CDA. In addition, laws governing an Internet service provider's role in monitoring subscriber activities are unsettled in many international jurisdictions, or may prove difficult or impossible for us to comply with in some international jurisdictions. Also, notwithstanding the exculpatory language of these bodies of law, we may be embroiled in complaints and lawsuits which, even if ultimately resolved in our favor, add cost to our doing business and may divert management’s time and attention. Finally, other existing bodies of law, including the criminal laws of various states, may be deemed to apply or new statutes or regulations may be adopted in the future, any of which could expose us to further liability and increase our costs of doing business.
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

•
Providing the identity and contact details of a domain name registrant who has purchased our domain privacy service, or who has rights preventing disclosure of such information under the GDPR, even though our terms of service reserve the right to provide the underlying WHOIS information and/or to cancel privacy services on domain names in certain circumstances.

Occasionally a subscriber may register a domain name that is identical or similar to another party’s trademark or the name of a living person. Disputes involving registration or control of domain names are often resolved through the Uniform Domain Name Dispute Resolution Policy, or UDRP, ICANN’s administrative process for domain name dispute resolution, or through litigation under the Anticybersquatting Consumer Protection Act, or ACPA, or under general theories of trademark infringement or dilution. The UDRP generally does not impose liability on registrars, and the ACPA provides that registrars may not be held liable for registering or maintaining a domain name absent a showing of bad faith, intent to profit or reckless disregard of a court order by the registrar. However, we may face liability if we fail to comply in a timely manner with procedural requirements under these rules. In addition, these processes typically require involvement by us and, therefore, could result in increased costs for us.

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
Current accounting rules provide that goodwill and other intangible assets with indefinite useful lives may not be amortized, but instead must be tested for impairment at least annually. These rules also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Additionally, a reorganization of or change in the number of reporting units could result in the reassignment of goodwill between reporting units and may trigger an impairment assessment. We have substantial goodwill and other intangible assets, and we would be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or intangible assets is determined. Any impairment charges or changes to the estimated amortization periods could have a material adverse effect on our financial results. We recorded charges for impairment of goodwill and other intangible assets during 2019, and it is possible we will record additional impairment charges in the future.
Risks Related to Our Substantial Indebtedness
Our substantial level of indebtedness could materially and adversely affect our financial condition.
We now have, and expect to continue to have, significant indebtedness that could result in a material and adverse effect on our business. As of December 31, 2019, we had approximately $1.7 billion of aggregate indebtedness, not including original issue discounts of $16.9 million and deferred financing costs of $25.7 million. Under our first lien term loan facility entered into on June 20, 2018, which refinanced our prior first lien term loan facility, we are required to repay approximately $7.9 million of principal at the end of each quarter and are required to pay accrued interest upon the maturity of each interest accrual period. We estimate that our interest payments on our first lien term loan facility will be approximately $78.3 million for 2020. The interest accrual periods under our Senior Credit Facilities are typically three months in duration, except for LIBOR-based revolver loans, which are generally one or three months in duration. The actual amounts of our debt servicing payments vary based on the amounts of indebtedness outstanding, whether we borrow on a LIBOR or base rate basis, the applicable interest accrual periods and the applicable interest rates, which vary based on prescribed formulas. We are also required to pay accrued interest on the Senior Notes on a semi-annual basis. We estimate that we will pay approximately $38.1 million of interest on the Senior Notes during the year ended December 31, 2020.
We may be able to incur substantial additional debt in the future. The terms of our Senior Credit Facilities and the indenture governing the Senior Notes permit us to incur additional debt subject to certain conditions. This high level of debt could have important consequences, including:

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
In July 2017, the head of the United Kingdom Financial Conduct Authority announced plans to phase out the use of LIBOR by the end of 2021. In addition, other regulators have suggested reforming or replacing other benchmark rates. These may be replaced by the Secured Overnight Financing Rate, or SOFR, or other benchmark rates over the next several years. Although the impact is uncertain at this time, the elimination of LIBOR could have an adverse impact on our business, results of operations, or financial condition. We have approximately $1,374.0 million principal amount of LIBOR-based debt under our Senior Credit Facilities. All of this amount will convert to a floating interest rate based on the prime rate if LIBOR is discontinued, which would likely result in increased interest expense. We may incur significant expenses to amend our LIBOR-indexed loans, derivatives, and other applicable financial or contractual obligations, including our Senior Credit Facilities and interest rate caps, to a new reference rate, which may differ significantly from LIBOR. Accordingly, the use of an alternative rate could result in increased costs, including increased interest expense on our Senior Credit Facilities, and increased borrowing and hedging costs in the future. Additionally, the elimination of LIBOR may adversely impact the value of and the expected return on our existing interest rate cap and any other derivatives, as well as any other contracts that reference LIBOR. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and we are unable to predict the effect of any such alternatives on our business, results of operations or financial condition.
The terms of our Senior Credit Facilities and the indenture governing the Senior Notes impose restrictions on our business, reducing our operational flexibility and creating default risks. Failure to comply with these restrictions, or other events, could result in default under the relevant agreements that could trigger an acceleration of our indebtedness that we may not be able to repay.
Our Senior Credit Facilities and the indenture governing the Senior Notes require compliance with a set of financial and non-financial covenants. These covenants contain numerous restrictions on our ability to, among other things:

•	incur additional debt;

•	make restricted payments (including any dividends or other distributions in respect of our capital stock and any investments);

•	sell or transfer assets;

•	enter into affiliate transactions;

•	create liens;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and

•	take other actions.
As a result, we may be restricted from engaging in business activities that may otherwise improve our business or from financing future operations or capital needs. We are also required to comply with a financial covenant to not exceed a maximum ratio of consolidated senior secured net indebtedness to an adjusted consolidated EBITDA measure. Failure to comply with the covenants, if not cured or waived, could result in an event of default that could trigger acceleration of our indebtedness, which would require us to repay all amounts owing under our Senior Credit Facilities and the Senior Notes and could have a material adverse impact on our business. Our Senior Credit Facilities and the indenture governing the Senior

Notes also contain provisions that trigger repayment obligations, including in some cases upon a change of control, as well as various representations and warranties which, if breached, could lead to events of default. We cannot be certain that our future operating results will be sufficient to ensure compliance with the covenants in our Senior Credit Facilities or the indenture governing the Senior Notes or to remedy any defaults under our Senior Credit Facilities or the indenture governing the Senior Notes. In addition, in the event of any event of default and related acceleration, we may not have or be able to obtain sufficient funds to make any accelerated payments.
EIG Investors, the borrower under our Senior Credit Facilities and the Issuer of the Senior Notes, is a holding company, and may not be able to generate sufficient cash to service all of its indebtedness.
EIG Investors Corp, or EIG Investors, the borrower under our Senior Credit Facilities and the issuer of the Senior Notes, has no direct operations and no significant assets other than the stock of its subsidiaries. Because it conducts its operations through its operating subsidiaries, EIG Investors depends on those entities to generate the funds necessary to meet its financial obligations, including its required obligations under our Senior Credit Facilities and the Senior Notes. The ability of our subsidiaries to make transfers and other distributions to EIG Investors is subject to, among other things, the terms of any debt instruments of those subsidiaries then in effect, applicable law, prevailing economic and competitive conditions and certain financial, business and other factors beyond our control. If transfers or other distributions from our subsidiaries to EIG Investors were eliminated, delayed, reduced or otherwise impaired, its ability to make payments on its obligations would be substantially impaired.
Furthermore, if EIG Investors’ cash flows and capital resources are insufficient to fund its debt service obligations, we may be forced to reduce or delay investments and capital expenditures, seek additional capital, restructure or refinance EIG Investors’ or our indebtedness, or sell assets. We may not be able to accomplish any of these alternatives on a timely basis, on satisfactory terms, or at all, which would limit EIG Investors’ ability to meet its scheduled debt service obligations (including in respect of our Senior Credit Facilities or the Senior Notes). Our ability to restructure or refinance our indebtedness will depend on the condition of the capital markets and the financial condition of EIG Investors and us at the time. Any refinancing of EIG Investors’ debt could be at higher interest rates and may require EIG Investors to comply with more onerous covenants, which could further restrict our business operations. Our Senior Credit Facilities and the indenture governing the Senior Notes will also restrict our ability to use the proceeds from asset sales. We may not be able to consummate those asset sales to raise capital or sell assets at prices that we believe are fair, and any proceeds that we receive may not be adequate to meet any debt service obligations then due. In addition, any failure to make payments of interest and principal on EIG Investors’ outstanding indebtedness on a timely basis could result in an event of default that would trigger acceleration of our indebtedness and would likely result in a reduction of EIG Investors' credit rating, which could harm our ability to incur additional indebtedness.
EIG Investors may not be able to repurchase the Senior Notes upon a change of control or pursuant to an asset sale offer, which would cause a default under the indenture governing the Senior Notes and our Senior Credit Facilities.
Upon the occurrence of specific kinds of change of control events, EIG Investors will be required under the indenture governing the Senior Notes to offer to repurchase all outstanding Senior Notes at 101% of their principal amount plus accrued and unpaid interest, if any, unless the Senior Notes have been previously called for redemption. The source of funds for any such purchase of the Senior Notes will be EIG Investors’ available cash or cash generated from its subsidiaries’ operations or other sources, including borrowings, sales of assets or sales of equity. EIG Investors may not be able to repurchase the Senior Notes upon a change of control because it may not have sufficient financial resources to purchase all of the Senior Notes that are tendered upon a change of control. Further, the terms of our Senior Credit Facilities and any of EIG Investors' future debt agreements may restrict EIG Investors from repurchasing all of the Senior Notes tendered by holders upon a change of control. Accordingly, EIG Investors may not be able to satisfy its obligations to purchase the Senior Notes unless it is able to refinance or obtain waivers under our Senior Credit Facilities. EIG Investors’ failure to repurchase the Senior Notes upon a change of control would cause an event of default under the indenture governing the Senior Notes and a cross-default under our Senior Credit Facilities. Our Senior Credit Facilities also provide that a change of control is an event of default that permits lenders to accelerate the maturity of borrowings thereunder. Any of EIG Investors’ future debt agreements may contain similar provisions.
In addition, in certain circumstances following a non-ordinary course asset sale as specified in the indenture governing the Senior Notes, EIG Investors may be required to commence an offer to purchase the Senior Notes with the proceeds from the asset sale at a price equal to 100% of their principal amount plus accrued and unpaid interest. Our Senior Credit Facilities and any of EIG Investors' future debt agreements may contain restrictions that would limit or prohibit EIG Investors from completing any such offer. EIG Investors’ failure to purchase any such Senior Notes when required under the indenture would be an event of default and a cross-default under our Senior Credit Facilities.
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
Securities class action litigation is sometimes brought against companies that experience periods of volatility in the market price of their securities. As discussed in Note 18, Commitments and Contingencies, to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, in 2015, separate class action securities lawsuits were filed against us and Constant Contact; we settled one of these lawsuits in 2019, and we expect the final settlement hearing for the other to take place in the first half of 2020. In the future, we may be the target of additional securities litigation related to volatility in our stock, which could result in substantial costs and divert management’s attention and resources from our business.
Future sales of shares of our common stock could cause the market price of our common stock to drop significantly, even if our business is doing well.
A substantial portion of our issued and outstanding common stock can be traded without restriction at any time, and the remaining shares of our issued and outstanding common stock can be sold subject to volume limitations and other requirements applicable to affiliate sales under the federal securities laws. As such, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. In addition, we have registered 38,000,000 shares of common stock that have been issued or reserved for future issuance under our Amended and Restated 2013 Stock Incentive Plan and 14,346,830 shares of common stock that have been issued or reserved for future issuance under our Constant Contact, Inc. Second Amended and Restated 2011 Stock Incentive Plan. Of these shares, as of December 31, 2019, a total of 28,619,888 shares of our common stock are subject to outstanding options, restricted stock units and restricted stock awards, of which 17,526,179 shares are exercisable or have vested. The exercise of these options or the vesting of restricted stock units and shares of restricted stock and the subsequent sale of the common stock underlying such options or upon the vesting of such restricted stock units and restricted stock awards could cause a decline in our stock price. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. We cannot predict the size of future issuances or the effect, if any, that any future issuances may have on the market price for our common stock.
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
As of December 31, 2019, our directors, executive officers and their affiliates beneficially own, in the aggregate, 50.3% of our issued and outstanding common stock. Specifically, investment funds and entities affiliated with Warburg Pincus own, in the aggregate, 35.9% of our issued and outstanding common stock, and investment funds and entities affiliated with Goldman Sachs own, in the aggregate, approximately 10.5% of our issued and outstanding common stock. As a result, these stockholders, if they act together, could have significant influence over the outcome of matters submitted to our stockholders for approval. Our stockholders’ agreement contains agreements among the parties with respect to certain matters, including the election of directors, and certain restrictions on our ability to effect specified corporate transactions. If these stockholders were to act together, they could have significant influence over the management and affairs of our company. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock. In particular, the significant ownership interest of investment funds and entities affiliated with Warburg Pincus and Goldman Sachs in our common stock could adversely affect investors’ perceptions of our corporate governance practices.
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
We do not currently anticipate that we will pay any cash dividends to holders of our common stock in the foreseeable future. Instead, we expect to retain any earnings to invest in our business. In addition, our ability to pay cash dividends is currently limited by the terms of our Senior Credit Facilities and the indenture governing the Senior Notes, and any future credit agreement may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, to realize any return on their investment.

ITEM 1B.	Unresolved Staff Comments
None.

ITEM 2.	Properties
As of December 31, 2019, we leased approximately 115,000 square feet of office space located in Burlington, Massachusetts, which serves as our corporate headquarters, under a lease that expires in March 2026.
Our web presence segment used additional offices and data centers, primarily:

•	approximately 264,000 square feet of leased office space in the United States located primarily in Arizona, Texas and Utah;

•	approximately 59,000 square feet of leased office space outside of the United States located primarily in Brazil and the Netherlands;

•	approximately 57,000 square feet of office and data center space we own in Utah; and

•	leased and co-located data center space located primarily in Massachusetts, Texas and Virginia, with approximately 2,800 kilowatts of power under contract.
Our email marketing segment used additional offices and data centers, primarily:

•	approximately 149,000 square feet of leased office space in the United States located primarily in Massachusetts and Colorado; and

•	leased and co-located data center space located primarily in Massachusetts and Texas, with approximately 750 kilowatts of power under contract.
Our domain segment used additional offices and data centers, primarily:

•	approximately 4,000 square feet of leased office space in the United States located primarily in Washington;

•	approximately 86,000 square feet of leased office space outside of the United States located primarily in India; and

•	leased and co-located data center space located primarily in Texas, India and Hong Kong, with approximately 400 kilowatts of power under contract.

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
As previously disclosed, we were named as a defendant in two shareholder litigation matters. For more information on these legal proceedings, see Note 18, Commitments and Contingencies, to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 4.	Mine Safety Disclosures
Not applicable.
Part II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for Our Common Stock and Related Stockholder Matters
Our common stock is listed on the Nasdaq Global Select Market under the symbol “EIGI.”
Stockholders
As of January 31, 2020, there were approximately 31 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.
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
Securities Authorized for Issuance Under Equity Compensation Plan
The information concerning our equity compensation plan is incorporated by reference from the information in our Proxy Statement for our 2020 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
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
The graph set forth below compares the cumulative total return on our common stock to the cumulative total return of the Nasdaq Composite Index and the RDG Internet Composite Index from December 31, 2014 through December 31, 2019. The comparison assumes $100 was invested after the market closed on December 31, 2014 in our common stock, and each of the foregoing indices, and it assumes the reinvestment of dividends, if any.

The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Endurance International Group Holdings, Inc.	$100.00	$59.31	$50.46	$45.58	$36.08	$25.50
Nasdaq Composite Index	$100.00	$106.96	$116.45	$150.96	$146.67	$200.49
RDG Internet Composite Index	$100.00	$128.89	$135.45	$203.48	$197.34	$262.03
ITEM 6. Selected Consolidated Financial Data
The consolidated statements of operations and comprehensive income (loss) data for the years ended December 31, 2017, 2018 and 2019, and the consolidated balance sheet data as of December 31, 2018 and 2019, are derived from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations and comprehensive income (loss) data for the years ended December 31, 2015 and 2016, and the consolidated balance sheet data as of December 31, 2015, 2016 and 2017, are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in any future period. The comparability of the information in the table below is affected by acquisitions we completed during the periods shown, particularly the acquisition of Constant Contact in February 2016 and the related increase in our indebtedness to finance that acquisition. You should read the following selected consolidated financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K.

	For the year ended December 31,
	2015	2016	2017	2018	2019
	(in thousands, except per share and share information)
Consolidated Statements of Operations and Comprehensive Income (Loss) Data:
Revenue	$741,315	$1,111,142	$1,176,867	$1,145,291	$1,113,278
Cost of revenue(1)	425,035	583,991	603,930	520,737	510,296
Gross profit	316,280	527,151	572,937	624,554	602,982
Operating expense:
Sales and marketing	145,419	303,511	277,460	265,424	258,019
Engineering and development(2)	26,707	87,601	78,772	87,980	106,377
General and administrative(3)	90,968	175,379	164,745	124,204	117,967
Gain on sale of business	—	—	—	—	(40,700)
Impairment of goodwill	—	—	12,129	—	12,333
Total operating expense(4)	263,094	566,491	533,106	477,608	453,996
Income (loss) from operations	53,186	(39,340)	39,831	146,946	148,986
Total other expense, net	(52,974)	(150,450)	(157,006)	(148,391)	(143,454)
Income (loss) before income taxes and equity earnings of unconsolidated entities	212	(189,790)	(117,175)	(1,445)	5,532
Income tax expense (benefit)	11,342	(109,858)	(17,281)	(6,246)	17,879
(Loss) income before equity earnings of unconsolidated entities	(11,130)	(79,932)	(99,894)	4,801	(12,347)
Equity loss (income) of unconsolidated entities, net of tax	14,640	1,297	(110)	267	—
Net (loss) income	(25,770)	(81,229)	(99,784)	4,534	(12,347)
Net (loss) income attributable to non-controlling interest	—	(8,398)	7,524	—	—
Net (loss) income attributable to Endurance International Group Holdings, Inc.	$(25,770)	$(72,831)	$(107,308)	$4,534	$(12,347)
Net (loss) income per share attributable to Endurance International Group Holdings, Inc.
Basic	$(0.20)	$(0.55)	$(0.78)	$0.03	$(0.09)
Diluted	$(0.20)	$(0.55)	$(0.78)	$0.03	$(0.09)
Weighted average shares used to compute net (loss) income per share attributable to Endurance International Group Holdings, Inc.
Basic	131,340,557	133,415,732	137,322,201	142,316,993	145,259,691
Diluted	131,340,557	133,415,732	137,322,201	145,669,760	145,259,691

(1)
Includes stock-based compensation expense of $2.0 million, $5.9 million, $6.1 million, $3.8 million and $3.3 million, for the years ended December 31, 2015, 2016, 2017, 2018 and 2019, respectively. Also includes amortization expense of $91.1 million, $143.6 million, $140.4 million, $103.1 million and $85.2 million for the years ended December 31, 2015, 2016, 2017, 2018 and 2019, respectively. Also includes impairment of intangible assets of $18.7 million for the year ended December 31, 2017 and $25.2 million for the year ended December 31, 2019.

(2)	Includes impairment of intangible assets of $9.0 million for the year ended December 31, 2016.

(3)	Includes transaction expenses of $9.6 million, $32.3 million, $0.8 million, $0.0 million, and $0.0 million for the years ended December 31, 2015, 2016, 2017, 2018 and 2019, respectively.

(4)
Includes stock-based compensation expense of $27.9 million, $52.4 million, $53.9 million, $25.2 million and $32.4 million for the years ended December 31, 2015, 2016, 2017, 2018 and 2019, respectively.

	For the year ended December 31,
	2015	2016	2017	2018	2019
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$33,030	$53,596	$66,493	$88,644	$111,265
Property and equipment, net	75,762	95,272	95,452	92,275	85,925
Working capital (deficit)	(370,335)	(362,677)	(359,222)	(300,692)	(278,143)
Total assets	1,802,500	2,756,274	2,600,034	2,606,507	2,584,086
Current and long-term debt, net of original issuance discounts and deferred financing costs(1)	1,092,385	1,986,980	1,892,245	1,801,661	1,681,473
Current and long-term financed equipment	13,081	7,202	15,349	8,379	790
Total stockholders’ equity	179,674	124,383	83,005	174,454	196,954

(1)
Net of deferred financing costs of $1.0 million, $43.3 million, $37.7 million, $32.0 million and $25.7 million for the years ended December 31, 2015, 2016, 2017, 2018 and 2019, respectively, for the Company's retrospective adoption of ASU 2015-03: Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The years ended December 31, 2016, 2017, 2018 and 2019 are also net of original issuance discount of $25.9 million, $25.8 million, $21.3 million and $16.9 million, respectively.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth in Part I, Item 1A, Risk Factors of this Annual Report on Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements.
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
From fiscal year 2017 through fiscal year 2019, we have reported our financial results in three reportable segments, as follows:
Web Presence. Our web presence segment consists primarily of our web hosting brands, including Bluehost and HostGator. This segment also includes related products such as domain names, website security, website design tools and services, and e-commerce products.
Email Marketing. Our email marketing segment consists of Constant Contact email marketing tools and related products. This segment also generates revenue from sales of our Constant Contact-branded website builder tool and our Ecomdash inventory management and marketplace listing solution, or Ecomdash, which we acquired in the third quarter of 2019. For most of 2019, the email marketing segment also included the SinglePlatform digital storefront business, which we sold on December 5, 2019.
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
In the second half of 2019, we started the process of simplifying our organization to support our two key strategic platforms, web presence (including our web hosting and domain offerings) and email marketing. In 2020, we plan to modify our internal reporting structure to reflect these changes in our structure and leadership, and also to change the name of the email marketing segment to the "digital marketing" segment. This will result in consolidation of our current domain segment into our web presence segment, such that we expect to report our financial results in two segments - web presence (including domains) and digital marketing - beginning with the first quarter of 2020.

During 2018 and 2019, we focused on investing to improve the customer experience and expand product offerings in our strategic brands, including Constant Contact, Bluehost, HostGator and Domain.com, and on simplifying our business. Although our revenue, net income, operating cash flows and total subscriber base decreased in 2019 relative to 2018, we believe the second half of 2019 began to show positive results from our continuing investment and simplification efforts. Our fourth quarter 2019 revenue was flat as compared to third quarter 2019 revenue, and when third and fourth quarter 2019 revenue are both adjusted to exclude the revenue contribution of our SinglePlatform business, which we sold on December 5, 2019, fourth quarter revenue increased relative to third quarter revenue. SinglePlatform contributed $6.8 million and $4.8 million in revenue in the third and fourth quarters of 2019, respectively, and $28.4 million and $25.4 million in revenue in 2018 and 2019, respectively.
Changes in our revenue, net income (loss) and net cash provided by operating activities from 2018 to 2019 are summarized below:

	Year Ended December 31, 2018	Year Ended December 31, 2019
	(in thousands)
Revenue	$1,145,291	$1,113,278
Net income (loss)	$4,534	$(12,347)
Net cash provided by operating activities	$182,552	$161,973

•
Revenue decreased by 3% from 2018 primarily due to revenue declines in the web presence segment and to a lesser extent, in the domain segment. This decline was partially offset by an increase in email marketing segment revenue.

•
We had a net loss in 2019 as compared to net income in 2018, due primarily to impairment charges, decreases in revenue, increases in income taxes and increases in stock-based compensation expense. This change was partially offset by a gain from the disposition of SinglePlatform, and decreases in amortization, depreciation and interest expenses.

•
Net cash provided by operating activities decreased by 11% from 2018. This decrease was primarily due to lower revenue and subscriber billings, timing of vendor payments, and higher income tax payments. These factors were partially offset by lower restructuring and interest payments in 2019. Our 2019 cash flows allowed us to make voluntary debt principal payments of $51.3 million in 2019, which were in addition to required debt principal payments of $31.6 million made during the year. In addition, our proceeds from the disposition of SinglePlatform triggered an additional mandatory repayment of $48.1 million.

With respect to total subscribers, we recorded net subscriber additions for the third quarter of 2019. Fourth quarter 2019 net subscriber additions would also have been positive but for the impact of the sale of SinglePlatform, which resulted in a decrease of approximately 23,000 subscribers. Our non-strategic brands continue to lose subscribers, but the rate of attrition slowed during 2019, and for the third and fourth quarters, net subscriber additions from our strategic brands (in the aggregate and excluding the impact of the SinglePlatform sale) outpaced losses in the non-strategic brands. Our non-strategic brands are principally web hosting brands, but also include our cloud backup brands and certain other products that we launched in late 2015 and early 2016, and that we have either discontinued or no longer actively market. Subscriber counts are decreasing in these brands, and we are managing them to optimize cash flow rather than to acquire new subscribers.
Our operating plan for 2020 continues to focus on delivering increased value to customers of our key strategic brands, and on further simplifying our operations. We expect to continue our investments in engineering and development in 2020 in order to further improve the customer experience and expand product offerings in our strategic brands. We also intend to invest more heavily in marketing efforts for our strategic brands as compared to 2018 and 2019. We expect that these investments will adversely impact our net income (loss), adjusted EBITDA, cash flows from operations and free cash flow during 2020.
Key Metrics
We use a number of metrics, including the following key metrics, to evaluate the operating and financial performance of our business, identify trends affecting our business, develop projections and make strategic business decisions:

•	total subscribers

•	average revenue per subscriber, or ARPS

•	adjusted EBITDA, and

•	free cash flow
Adjusted EBITDA and free cash flow are non-GAAP financial measures. A non-GAAP financial measure is a numerical measure of a company’s operating performance, financial position or cash flow that includes or excludes amounts that are included or excluded from the most directly comparable measure calculated and presented in accordance with GAAP. Our non-

GAAP financial measures may not provide information that is directly comparable to that provided by other companies in our industry, as other companies in our industry may calculate non-GAAP financial results differently. In addition, there are limitations in using non-GAAP financial measures because they are not prepared in accordance with GAAP and exclude expenses that may have a material impact on our reported financial results. For example, adjusted EBITDA excludes interest expense, which has been and will continue to be for the foreseeable future a significant recurring expense in our business. The presentation of non-GAAP financial information is not meant to be considered in isolation from, or as a substitute for, the directly comparable financial measures prepared in accordance with GAAP. We urge you to review the additional information about adjusted EBITDA and free cash flow shown below, including the reconciliations of these non-GAAP financial measures to their comparable GAAP financial measures, and not to rely on any single financial measure to evaluate our business.
The following table summarizes our key metrics (except for free cash flow, which is discussed in Liquidity and Capital Resources below) by segment for the periods presented:

	Year Ended December 31,
	2017	2018	2019
	(in thousands, except ARPS)
Consolidated metrics:
Total subscribers	5,051	4,802	4,766
Average subscribers	5,211	4,927	4,793
Average revenue per subscriber	$18.82	$19.37	$19.35
Adjusted EBITDA	$350,814	$338,058	$313,644

Web presence segment metrics:
Total subscribers	3,849	3,639	3,567
Average subscribers	4,024	3,744	3,603
Average revenue per subscriber	$13.29	$13.47	$13.34
Adjusted EBITDA	$165,088	$146,578	$132,575

Email marketing segment metrics:
Total subscribers(1)	519	497	468
Average subscribers	531	508	492
Average revenue per subscriber	$62.92	$67.28	$69.58
Adjusted EBITDA	$185,869	$183,384	$174,555

Domain segment metrics:
Total subscribers	683	666	731
Average subscribers	656	675	698
Average revenue per subscriber	$16.98	$16.05	$15.02
Adjusted EBITDA	$(143)	$8,096	$6,514
(1) The total email marketing subscriber count as of December 31, 2019 includes approximately 1,300 subscribers added as part of the September 2019 acquisition of Ecomdash and reflects a decrease of approximately 23,000 subscribers due to the December 2019 sale of our SinglePlatform business.
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

Email marketing segment subscribers mostly consist of subscribers to Constant Contact's email marketing service, but also include paying subscribers to our Constant Contact-branded website builder tool and our Ecomdash inventory management and marketplace listing solution, which we acquired in the quarter ended September 30, 2019. Until the sale of our SinglePlatform business on December 5, 2019, email marketing subscribers also included SinglePlatform subscribers. Our email marketing and total subscriber counts as of December 31, 2019 include approximately 1,300 subscribers added as part of the Ecomdash acquisition and reflect a decrease of approximately 23,000 subscribers due to the sale of SinglePlatform.
Domain segment subscribers mostly consist of customers who have a domain name subscription as well as a subscription to another product, such as domain privacy, office productivity software, or a basic hosting, email or domain privacy service that is bundled with their domain subscription. Also included as domain segment subscribers are hosting customers of our BigRock and HostGator India brands and certain other small web hosting brands that are under common management with our domain-focused brands.
The table below shows the approximate sources of changes in our total subscriber count by segment during 2018 and 2019. Adjustments below are shown on a full year basis.

	Web Presence	Email Marketing	Domain	Total
	(in thousands)
Total Subscribers - December 31, 2017	3,849	519	683	5,051
Adjustments	10	—	(14)	(4)
Net subscriber decrease	(220)	(22)	(3)	(245)
Total Subscribers - December 31, 2018	3,639	497	666	4,802
Acquisitions	—	1	—	1
Dispositions	—	(23)	—	(23)
Adjustments	(2)	1	—	(1)
Net subscriber (decrease) increase	(70)	(8)	65	(13)
Total Subscribers - December 31, 2019	3,567	468	731	4,766
The decrease in total subscribers from 4.802 million at December 31, 2018 to 4.766 million at December 31, 2019 was driven primarily by subscriber losses in our web presence segment, which were due to subscriber attrition in our non-strategic brands, and, to a lesser extent, by subscriber losses in our email marketing segment (including a decrease of approximately 23,000 subscribers due to the SinglePlatform sale). These subscriber losses were partially offset by subscriber additions in our domain segment.
The decrease in total subscribers from 5.051 million at December 31, 2017 to 4.802 million at December 31, 2018 was driven primarily by subscriber losses in our web presence segment, a majority of which were due to subscriber attrition in our non-strategic brands, and, to a lesser extent, by subscriber losses in our email marketing and domain segments.
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
The following table reflects the calculation of ARPS by segment:

	Year Ended December 31,
	2017	2018	2019
	(in thousands, except ARPS)
Consolidated revenue	$1,176,867	$1,145,291	$1,113,278
Consolidated total subscribers	5,051	4,802	4,766
Consolidated average subscribers for the period	5,211	4,927	4,793
Consolidated ARPS	$18.82	$19.37	$19.35

Web presence revenue	$641,993	$605,315	$576,704
Web presence subscribers	3,849	3,639	3,567
Web presence average subscribers	4,024	3,744	3,603
Web presence ARPS	$13.29	$13.47	$13.34

Email marketing revenue	$401,250	$410,052	$410,672
Email marketing subscribers(1)	519	497	468
Email marketing average subscribers	531	508	492
Email marketing ARPS	$62.92	$67.28	$69.58

Domain revenue	$133,624	$129,924	$125,902
Domain subscribers	683	666	731
Domain average subscribers	656	675	698
Domain ARPS	$16.98	$16.05	$15.02
(1) The total email marketing subscriber count as of December 31, 2019 includes approximately 1,300 subscribers added as part of the September 2019 acquisition of Ecomdash and reflects a decrease of approximately 23,000 subscribers due to the December 2019 sale of our SinglePlatform business.
ARPS does not represent an exact measure of the average amount a subscriber spends with us each month, because our calculation of ARPS includes all of our revenue, including revenue generated by non-subscribers, in the numerator. We have three principal sources of non-subscription-based revenue:

•
Revenue from domain-only customers. Our web presence and domain segments each earn revenue from domain-only customers. For our web presence segment, approximately 0.5% of our fiscal year 2019 revenue was earned from domain-only customers. For our domain segment, approximately 4.3% of our revenue for fiscal year 2019 was earned from domain-only customers.

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
A portion of our revenue is generated from customers that resell our services. We refer to these customers as “resellers.” We consider these resellers (rather than the end user customers of these resellers) to be subscribers under our total subscribers definition, because we do not have a billing relationship with the end users and cannot determine the number of end users acquiring our services through a reseller. A majority of our reseller revenue is for the purchase of domains and is primarily related to our domain segment. Approximately 41% of our domain segment revenue is earned from resellers. Reseller revenue earned by our web presence segment and our email marketing segment was less than 4% and less than 1%, respectively, for all periods presented, and fluctuations in reseller revenue have not materially impacted ARPS for these segments.
Comparison of Year Ended December 31, 2018 and 2019: ARPS
For the years ended December 31, 2018 and 2019, consolidated ARPS decreased from $19.37 to $19.35, respectively. This decrease in ARPS was driven primarily by lower ARPS in our domain segment, and to a lesser extent by a decrease in ARPS in our web presence segment. These decreases were partially offset by higher ARPS in our email marketing segment.

Web presence ARPS decreased from $13.47 for the year ended December 31, 2018 to $13.34 for the year ended December 31, 2019, primarily due to the impact of more subscribers joining our platform at introductory pricing, which is typically lower than renewal pricing.
Email marketing ARPS increased from $67.28 for the year ended December 31, 2018 to $69.58 for the year ended December 31, 2019, primarily due to additional purchases by existing subscribers and price increases.
Domain ARPS decreased from $16.05 for the year ended December 31, 2018 to $15.02 for the year ended December 31, 2019. This decrease was partially due to a decrease in non-subscription-based revenue, including sales of premium domains and domain monetization, from $25.8 million for fiscal year 2018 to $23.4 million for fiscal year 2019, which decreased ARPS by $0.39, and the balance of the decrease was attributable to an increased number of subscribers to our lower-priced product offerings.
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
Web presence ARPS increased from $13.29 for the year ended December 31, 2017 to $13.47 for the year ended December 31, 2018, primarily due to a shift in our marketing programs away from targeting subscribers for our lower priced products, and towards targeting subscribers who have higher lifetime revenue potential. This shift in focus has resulted in a loss of subscribers of lower priced products, resulting in an overall increase in ARPS.
Email marketing ARPS increased from $62.92 for the year ended December 31, 2017 to $67.28 for the year ended December 31, 2018, primarily due to price increases and additional purchases by existing subscribers.
Domain ARPS decreased from $16.98 for the year ended December 31, 2017 to $16.05 for the year ended December 31, 2018. This decrease was partially due to a decrease in non-subscription-based revenue, including domain monetization and marketing development funds, from $27.6 million for fiscal year 2017 to $25.8 million for fiscal year 2018, which decreased ARPS by $0.33, and the balance of the decrease was attributable to increased sales of lower priced products.
  Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss), excluding the impact of interest expense (net), income tax expense (benefit), depreciation, amortization of other intangible assets, stock-based compensation, restructuring expenses, transaction expenses and charges, gain on sale of business, (gain) loss of unconsolidated entities, impairment of goodwill and other long-lived assets, SEC investigations reserve, and shareholder litigation reserve. We view adjusted EBITDA as a performance measure and believe it helps investors evaluate and compare our core operating performance from period to period.
SEC investigations reserve refers to a reserve we recorded in the third quarter of 2017 in connection with the Securities and Exchange Commission investigations initiated against Endurance and Constant Contact in December 2015, which we settled in June 2018. Shareholder litigation reserve refers to a reserve we first recorded in the first quarter of 2018 in connection with shareholder class action lawsuits filed against each of Endurance and Constant Contact in 2015. As described in Note 18, Commitments and Contingencies, to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K, we settled the Endurance lawsuit during 2019, and we expect the final settlement hearing for the Constant Contact lawsuit to take place in 2020.
The following table reflects the reconciliation of adjusted EBITDA to net (loss) income calculated in accordance with GAAP for the periods presented.

	Year Ended December 31,
	2017	2018	2019
Consolidated	(in thousands)
Net (loss) income	$(99,784)	$4,534	$(12,347)
Interest expense, net(1)	156,406	148,391	143,454
Income tax (benefit) expense	(17,281)	(6,246)	17,879
Depreciation	55,185	48,207	44,951
Amortization of other intangible assets	140,354	103,148	85,183
Stock-based compensation	60,001	29,064	35,692
Restructuring expenses	15,810	3,368	1,992
Transaction expenses and charges	773	—	—
Gain on sale of business	—	—	(40,700)
(Gain) loss of unconsolidated entities(2)	(110)	267	—
Impairment of goodwill and other long-lived assets	31,460	—	37,540
SEC investigations reserve	8,000	—	—
Shareholder litigation reserve	—	7,325	—
Adjusted EBITDA	$350,814	$338,058	$313,644

	Year Ended December 31,
	2017	2018	2019
Web presence	(in thousands)
Net loss	$(64,962)	$(22,534)	$(44,886)
Interest expense, net(1)	67,491	70,956	66,779
Income tax expense (benefit)	4,063	(4,961)	9,261
Depreciation	37,634	32,915	32,344
Amortization of other intangible assets	60,277	47,020	36,906
Stock-based compensation	46,641	16,000	19,086
Restructuring expenses	9,131	2,135	752
Transaction expenses and charges	—	—	—
Gain on sale of business	—	—	—
(Gain) loss of unconsolidated entities(2)	(110)	267	—
Impairment of goodwill and other long-lived assets	600	—	12,333
SEC investigations reserve	4,323	—	—
Shareholder litigation reserve	—	4,780	—
Adjusted EBITDA	$165,088	$146,578	$132,575

	Year Ended December 31,
	2017	2018	2019
Email marketing	(in thousands)
Net (loss) income	$(10,615)	$38,628	$67,412
Interest expense, net(1)	86,914	68,317	72,826
Income tax expense	5,152	115	6,600
Depreciation	13,912	11,497	9,027
Amortization of other intangible assets	74,467	53,100	45,876
Stock-based compensation	6,934	9,638	12,307
Restructuring expenses	5,581	589	1,207
Transaction expenses and charges	773	—	—
Gain on sale of business	—	—	(40,700)
(Gain) loss of unconsolidated entities(2)	—	—	—
Impairment of goodwill and other long-lived assets	—	—	—
SEC investigations reserve	2,751	—	—
Shareholder litigation reserve	—	1,500	—
Adjusted EBITDA	$185,869	$183,384	$174,555

	Year Ended December 31,
	2017	2018	2019
Domain	(in thousands)
Net loss	$(24,207)	$(11,560)	$(34,873)
Interest expense, net(1)	2,001	9,118	3,849
Income tax (benefit) expense	(26,496)	(1,400)	2,018
Depreciation	3,639	3,795	3,580
Amortization of other intangible assets	5,610	3,028	2,401
Stock-based compensation	6,426	3,426	4,299
Restructuring expenses	1,098	644	33
Transaction expenses and charges	—	—	—
Gain on sale of business	—	—	—
(Gain) loss of unconsolidated entities(2)	—	—	—
Impairment of goodwill and other long-lived assets	30,860	—	25,207
SEC investigations reserve	926	—	—
Shareholder litigation reserve	—	1,045	—
Adjusted EBITDA	$(143)	$8,096	$6,514

(1)
Interest expense includes impact of amortization of deferred financing costs, original issuance discounts and interest income. For the years ended December 31, 2017 and 2018, it also includes $6.5 million and $1.2 million, respectively, of deferred financing costs and original issuance discounts (OID) immediately expensed upon the refinancing of our term loan in 2017 and 2018.

(2)
For all years presented, (gain) loss of unconsolidated entities is reported on a net basis, which includes our proportionate share of net (income) losses from unconsolidated entities, any (gain) loss recorded when we acquired our controlling interest in these entities and any impairments related to these entities.

Comparison of the Years Ended December 31, 2018 and 2019: Net (Loss) Income and Adjusted EBITDA
Net income (loss) on a consolidated basis decreased from net income of $4.5 million for the year ended December 31, 2018 to a net loss of $12.3 million for the year ended December 31, 2019. This change was primarily due to higher net losses in our web presence and domain segments, partially offset by higher net income in our email marketing segment. These changes in segment net income (loss) were significantly impacted by impairment charges and by the gain from the disposition of our SinglePlatform business, as well as by changes in revenue, income taxes, amortization, stock-based compensation and depreciation expenses, as discussed below.
Net loss for our web presence segment increased from $22.5 million for the year ended December 31, 2018 to $44.9 million for the year ended December 31, 2019. The increase in net loss was primarily related to lower revenue of $28.6 million, higher income tax expense allocated to this segment of $14.2 million, impairment charges of $12.3 million relating to goodwill for two of our non-strategic reporting units, higher costs impacting engineering and development of $10.5 million, higher costs impacting general and administrative expense of $3.6 million (net of a $2.2 million insurance reimbursement of legal fees), and higher stock-based compensation of $3.1 million. These increases in net loss were partially offset by lower costs impacting sales and marketing of $15.8 million, lower costs impacting cost of revenue of $12.9 million, lower amortization expense of $10.1 million, the impact of the shareholder litigation reserve of $4.8 million allocated to this segment during the year ended December 31, 2018, lower interest expense allocated to this segment of $4.2 million, lower restructuring expense of $1.4 million, and lower depreciation expense of $0.6 million.
Net income for our email marketing segment increased from $38.6 million for the year ended December 31, 2018 to $67.4 million for the year ended December 31, 2019. This improvement was primarily related to gain from the disposition of SinglePlatform of $40.7 million, reduced amortization expense of $7.2 million, reduced depreciation expense of $2.5 million, the impact of the shareholder litigation reserve of $1.5 million recorded during the year ended December 31, 2018, reduced costs impacting general and administrative expense of $1.5 million (net of a $1.6 million insurance reimbursement of legal fees), and higher revenue of $0.6 million. These factors were partially offset by an increase in income tax expense allocated to this segment of $6.5 million, higher interest expense allocated to this segment of $4.5 million, higher costs impacting engineering and development of $6.5 million, higher costs impacting sales and marketing of $3.3 million, higher stock-based compensation expense of $2.7 million, higher costs impacting cost of revenue of $1.1 million, and higher restructuring costs of $0.6 million.
Net loss for our domain segment increased from $11.6 million for the year ended December 31, 2018 to $34.9 million for the year ended December 31, 2019. This was primarily due to an impairment charge of $25.2 million relating to long-lived intangible assets, lower revenue of $4.0 million, an increase in income tax expense allocated to this segment of $3.4 million and higher stock-based compensation expense of $0.9 million. The increase in net loss was partially offset by a decrease in interest expense allocated to this segment of $5.3 million, the impact of the shareholder litigation reserve of $1.0 million allocated to this segment during the year ended December 31, 2018, a reduction of amortization expense of $0.6 million, a reduction in restructuring expense of $0.6 million and an insurance reimbursement of legal fees of $0.4 million.
Adjusted EBITDA on a consolidated basis decreased from $338.1 million for the year ended December 31, 2018 to $313.6 million for the year ended December 31, 2019. This decrease was primarily attributable to our web presence and email marketing segments, and to a lesser extent, to our domain segment as described below. We also expect a decrease in adjusted EBITDA from fiscal year 2019 to fiscal year 2020, as we continue to invest in engineering and development and sales and marketing.
Adjusted EBITDA for our web presence segment decreased from $146.6 million for the year ended December 31, 2018 to $132.6 million for the year ended December 31, 2019. This decrease was primarily due to a $28.6 million decline in revenue and increased engineering and development and general and administrative expense of $10.5 million and $3.6 million, respectively, in both cases primarily due to higher labor costs. This decrease in adjusted EBITDA was partially offset by lower sales and marketing costs of $15.8 million, which primarily consisted of reduced expenditures on non-strategic brands, and lower cost of revenue of $12.9 million, primarily due to lower support costs, data center costs and domain registration costs.
Adjusted EBITDA for our email marketing segment decreased from $183.4 million for the year ended December 31, 2018 to $174.6 million for the year ended December 31, 2019. This decrease was primarily attributable to increased engineering and development costs of $6.5 million, primarily due to increased labor costs; higher sales and marketing costs of $3.3 million, primarily due to higher labor costs; and higher costs impacting cost of revenue of $1.1 million, primarily due to higher support costs. These factors were partially offset by $0.6 million of revenue growth and lower general and administrative expense of $1.5 million.
Adjusted EBITDA for our domain segment decreased from $8.1 million for the year ended December 31, 2018 to $6.5 million for the year ended December 31, 2019. This decrease was attributable to lower revenue of $4.0 million; higher sales and marketing costs of $3.9 million, primarily due to higher program spend and higher labor costs; and higher engineering and development costs of $1.0 million, primarily due to higher labor costs. These factors were partially offset by lower general and administrative costs of $3.8 million, primarily due to labor costs, and lower cost of revenue of $3.6 million, primarily due to lower domain registration costs.
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

Net loss for our web presence segment decreased from $65.0 million for the year ended December 31, 2017 to $22.5 million for the year ended December 31, 2018. The decrease in net loss was primarily related to lower stock-based compensation of $30.6 million, lower amortization expense of $13.3 million, lower operating expenses of $10.4 million, lower costs impacting cost of revenue of $7.8 million, lower restructuring charges of $7.0 million, lower income tax expense of $9.0 million, and lower depreciation expense of $4.7 million. These factors were partially offset by a $36.7 million decrease in revenue and higher interest expense of $3.5 million.
Net income (loss) for our email marketing segment improved from a net loss of $10.6 million for the year ended December 31, 2017 to net income of $38.6 million for the year ended December 31, 2018. This improvement was primarily related to reduced amortization expense of $21.4 million, reduced interest expense allocated to our email marketing segment of $18.6 million, increased revenue of $8.8 million, and other cost reductions, consisting mainly of lower restructuring costs and lower income tax expense totaling $14.1 million. These increases in net income were partially offset by increased engineering and development expense.
Net loss for our domain segment decreased from $24.2 million for the year ended December 31, 2017 to $11.6 million for the year ended December 31, 2018. This decrease was primarily due to a reduction of $30.9 million in impairment charges related to both goodwill and long-lived assets which was incurred in the year ended December 31, 2017 and did not reoccur in the year ended December 31, 2018, and lower cost of revenue of $8.0 million, primarily related to lower domain registration costs. These cost decreases were partially offset by a reduction of the income tax benefit allocated to this segment of $25.1 million and other net cost increases of $1.2 million.
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
Adjusted EBITDA for our email marketing segment decreased from $185.9 million for the year ended December 31, 2017 to $183.4 million for the year ended December 31, 2018. This decrease was primarily attributable to increased engineering and development costs of $9.7 million, primarily due to increased labor costs, and higher sales and marketing costs of $3.9 million, primarily due to higher marketing program spend. This decrease was partially offset by $8.8 million of revenue growth (which includes the impact of price increases); lower general and administrative expense of $1.6 million; and lower cost of revenue of $0.8 million, primarily due to lower data center costs.
Adjusted EBITDA for our domain segment increased from a loss of $0.1 million for the year ended December 31, 2017 to income of $8.1 million for the year ended December 31, 2018. This increase was attributable to lower cost of revenue of $8.0 million, primarily due to lower domain registration costs and lower support costs; lower general and administrative expenses of $5.0 million, primarily due to labor costs; and lower sales and marketing related costs of $0.3 million, primarily related to changes in labor and program spend. This increase was partially offset by a $3.7 million decrease in revenue, most of which related to domain monetization, and higher engineering and development costs of $1.4 million, primarily due to increased labor costs.
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
Cost of Revenue
Cost of revenue includes costs of operating our customer support organization, fees we pay to register domain names for our customers, costs of operating our data center infrastructure, such as technical personnel costs associated with monitoring and maintaining our network operations, fees we pay to third-party product and service providers, and merchant fees we pay as part of our billing processes. We also allocate to cost of revenue the depreciation and amortization related to these activities and the intangible assets we have acquired, as well as a portion of our overhead costs attributable to our employees engaged in customer support activities. In addition, cost of revenue includes stock-based compensation expense for employees engaged in support and network operations. Excluding potential impacts of future changes in operations, we generally expect cost of revenue to decrease on an absolute dollar basis due to an anticipated decrease in amortization expense on our existing intangible assets.
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
Operating Expense
We classify our operating expense into three categories: sales and marketing, engineering and development, and general and administrative. In 2016, we started breaking out transaction expense due to the significance of the costs incurred to acquire Constant Contact. In 2017, we started breaking out impairment of goodwill due to the significance of the charge incurred in our domain segment. In 2019, we started breaking out gain on sale of business due to the significance of the gain associated with the disposition of our SinglePlatform business.
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
Income Tax Expense (Benefit)
We estimate our income taxes in accordance with the asset and liability method. Under this method we determine deferred tax assets and liabilities based on differences between the financial reporting and tax bases of our assets and liabilities. We measure deferred tax assets and liabilities using the enacted tax rates and laws that will be in effect when we expect the differences to reverse. We reduce our deferred tax assets by a valuation allowance if, based upon the weight of available evidence, it is more likely than not that we will not realize some portion or all of the deferred tax assets. We consider relevant evidence, both positive and negative, to determine the need for a valuation allowance. Information evaluated includes our financial position and results of operations for the current and preceding years, the availability of deferred tax liabilities and an evaluation of currently available information about future years.
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
See Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for a discussion of recently issued accounting pronouncements.
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
Contracts with Multiple Performance Obligations
A considerable amount of our revenue is generated from transactions that are contracts with customers that may include hosting plans, domain name registrations, and other cloud-based products and services. In these cases, we determine whether the products and services are distinct performance obligations that should be accounted for separately versus together. We allocate revenue to each performance obligation based on its relative standalone selling price, generally based on the price charged to customers. Hosting services, domain name registrations, and other cloud-based products and services have distinct performance obligations and are often sold separately. If the promise is not distinct and there is not a performance obligation, then the total transaction amount is allocated to the identified performance obligation based on a relative selling price hierarchy. When multiple performance obligations are included in a contract, the total transaction amount for the contract is allocated to the performance obligations based on a relative selling price hierarchy. We determine the relative selling price for a performance obligation based on a standalone selling price, or SSP. We determine SSP by considering our observed standalone selling prices, competitive prices in the marketplace and management judgment; these standalone selling prices may vary depending upon the particular facts and circumstances related to each performance obligation. We analyze the standalone selling prices used in our allocation of transaction amount, at a minimum, on a quarterly basis.
We maintain a reserve for refunds and chargebacks related to revenue that has been recognized and is expected to be refunded. We had a refund and chargeback reserve of $0.4 million and $0.3 million as of December 31, 2018 and 2019, respectively. The portion of deferred revenue that is expected to be refunded at December 31, 2018 and 2019 was $2.2 million and $1.9 million, respectively. Based on refund history, approximately 84% of all refunds happen in the same fiscal month that the customer contract starts or renews, and approximately 95% of all refunds happen within 45 days of the contract start or renewal date.
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
In accordance with ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350) Testing Goodwill for Impairment, or ASU 2011-08, we are required to review goodwill by reporting unit for impairment at least annually or more often if there are indicators of impairment present. A reporting unit is either the equivalent of, or one level below, an operating segment. We early adopted the provisions in ASU 2017-04, which eliminates the second step of the goodwill impairment test. As a result, our goodwill impairment tests include only one step, which is a comparison of the carrying value of each reporting unit to its fair value, and any excess carrying value, up to the amount of goodwill allocated to that reporting unit is impaired.
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

Our goodwill impairment test as of October 31, 2017 resulted in a $12.1 million impairment of goodwill to our domain monetization reporting unit within the domain segment. The impairment was a direct result of a more rapid decline in domain parking revenue than originally expected, and to a lesser extent, reduced sales of premium domain names. Goodwill for this reporting unit was completely impaired. Goodwill allocated to the other six reporting units to which goodwill has been allocated was not impaired.
As of the test date of October 31, 2018, the fair value for all reporting units was higher than their respective carrying values, and no impairment was recorded. No triggering events were identified between the October 31, 2018 test and December 31, 2018.
For the annual impairment test as of October 31, 2019, we had a total of seven reporting units to which goodwill has been allocated. Additionally, we have three smaller reporting units to which no goodwill has been allocated, as they had been determined to have no material fair value, and one reporting unit which has no remaining goodwill allocated to it.
We determine the fair value of each reporting unit by utilizing the income approach and the market approach. For the income approach, fair value is determined based on the present value of estimated future after-tax cash flows, discounted at an appropriate risk adjusted rate. We derive our discount rates by using a capital asset pricing model and analyzing published rates for industries relevant to our reporting units to estimate the weighted-average cost of capital. We use discount rates that are commensurate with the risks and uncertainty inherent in our business and in our internally developed forecasts. For fiscal years 2017 and 2018, we used a discount rate of 10.0% for all but one of our reporting units. For fiscal year 2019, we used a discount rate of 10.5% for all but three of our reporting units. For two of our reporting units, which are experiencing declining cash flows, we used a discount rate of 13.0% and 13.5%, respectively, to adjust for the risk in the projected cash flows. For the remaining reporting unit, which had just been acquired in September 2019, we used a discount rate of 15.5%, to adjust for the risk in the projected cash flows. We also performed sensitivity analysis on our discount rates. We use internal forecasts to estimate future after-tax cash flows, which include an estimate of long-term future growth rates based on our view of the long-term outlook for each reporting unit. Actual results may differ from those assumed in our forecasts.
For the market approach, we use a valuation technique in which values are derived based on valuation multiples from comparable public companies, and a valuation multiple from sales of comparable companies.
For the fiscal 2017 goodwill impairment analysis, we compared the fair value from the income approach to the market approach based on multiples of comparable public companies and noted no material variances in the valuation techniques.
For the fiscal 2018 goodwill impairment analysis, we compared the fair value from the income approach to two market approaches, which included a valuation multiple of comparable public companies and a valuation multiple from sales of comparable companies. For three of our reporting units, which represented approximately 95% of our goodwill at the time of the 2018 goodwill impairment analysis, the fair value derived from the income approach was consistent with the fair value derived from the two market approaches. We established the fair value for these reporting units based on the average fair value from all three valuation approaches.
For the fiscal 2018 goodwill impairment analysis, for two of our reporting units, which represented approximately 3% of our goodwill, we based their fair value entirely upon the income approach, as these two reporting units were experiencing declining cash flows and were expected to continue to experience declines over time. The fair values from the income approach for these two reporting units were materially below the fair values derived from both market approaches. The goodwill allocated to these two reporting units was approximately $64.2 million as of December 31, 2018. For one of our reporting units, which represented approximately 2% of our goodwill, the fair values derived from the market approaches were much lower than the income approach using a discount rate of 10%. We determined that more risk was present in the projected future cash flows of this reporting unit as compared to our other reporting units and determined that a discount rate of 17% was appropriate. The fair value of this reporting unit under the income approach at a discount rate of 17% was consistent with the fair values determined under the two market approaches. We established fair value for this reporting unit based on the average fair value from all three valuation approaches.
For the fiscal 2019 goodwill impairment analysis, we compared the fair value from the income approach to two market approaches, which included a valuation multiple of comparable public companies and a valuation multiple from sales of comparable companies. For three of the reporting units, which represent approximately 97% of our goodwill as of December 31, 2019, we established the fair value based on the average fair value from all three valuation approaches. For two of the remaining reporting units, which represent approximately 3% of our goodwill as of December 31, 2019, we established fair value based on the income approach only, because these reporting units are experiencing declining cash flows. We calculated and recognized a partial impairment of $10.0 million for one of these reporting units and a full impairment of $2.3 million for the second of these reporting units. For the other two reporting units for which the income approach was used, we had just acquired one reporting unit in the three months ended September 30, 2019, and we were in the process of disposing of the other reporting unit through a sale in December 2019.

Goodwill as of December 31, 2019 was $1,835.3 million. The carrying value of goodwill that was allocated to the web presence, email marketing and domain segments was $1,202.0 million, $603.4 million and $29.9 million, respectively. The fair value of all but three of the reporting units with goodwill at December 31, 2019 exceeds each reporting unit's carrying value by at least 20%.
Of the other three reporting units with less than 20% excess of fair value over carrying value, one reporting unit is forecast to experience continuing negative growth in both revenue and cash flows. Given this fact pattern, we relied upon the income approach in order to quantify the impact of persistent negative growth expectations and to develop a fair value for this reporting unit. The goodwill allocated to this reporting unit as of December 31, 2019 was $52.0 million. We expect that cash flows will continue to decline, which could result in goodwill impairment charges for this reporting unit at some point in the future.
The second reporting unit with less than a 20% excess of fair value over carrying value was acquired in September 2019. Based on the short duration between the acquisition date and the testing date, and lacking indications of specific events that either positively or negatively impacted the carrying value, fair value on this reporting unit approximated the allocated goodwill. Goodwill for this reporting unit as of December 31, 2019 was approximately $7.0 million.
The third reporting unit represents a combination of different hosting brands, which we will continue to monitor in the future. Though near term cash flows are projected to decline, growth in the cash flows is expected to return after further investments in engineering and development and sales and marketing are made. This reporting unit's fair value was established using three valuation methods, equally weighted. As the reporting unit passed the goodwill impairment test with equal weight given to the three approaches, we did not adjust the weight given to the three valuation approaches. As of December 31, 2019, the fair value of this reporting unit, as estimated based upon the Company's future projections, exceeded its carrying value by less than 4%. In the event our investments in engineering and development and sales and marketing do not generate the anticipated improvement in future operating performance, then future impairments may be recognized for this reporting unit. Goodwill for this reporting unit as of December 31, 2019 was approximately $1.2 billion.
Long-Lived Assets
Our long-lived assets consist primarily of intangible assets, including acquired subscriber relationships, trade names, intellectual property, developed technology, and domain names available for sale. We also have long-lived tangible assets, primarily consisting of property and equipment. The majority of our intangible assets have been recorded in connection with our acquisitions, including the acquisition of a controlling interest in our company by investment funds and entities affiliated with Warburg Pincus and Goldman, Sachs & Co. We record intangible assets at fair value at the time of their acquisition. We amortize intangible assets over their estimated useful lives.
Our determination of the estimated useful lives of the individual categories of intangible assets is based on the nature of the applicable intangible asset and the expected future cash flow to be derived from the intangible asset. We amortize intangible assets with finite lives in accordance with their estimated projected cash flows.
We evaluate long-lived intangible and tangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indicators of impairment are present and undiscounted future cash flows are less than the carrying amount, then we determine the fair value of the assets and compare it to the carrying value. If the fair value is less than the carrying value, then we reduce the carrying value to the estimated fair value and record an impairment loss in the period it is identified.
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
During the year ended December 31, 2019, we recognized impairment charges totaling $25.2 million relating primarily to premium domain name intangible assets acquired in 2014, which was recorded in cost of revenue in the consolidated statements of operations and comprehensive income (loss). The impairment resulted from recent market conditions that have adversely impacted cash flows from these assets, and these market conditions are expected to continue.
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
ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. We recognize the effect of income tax positions only if those positions are more likely than not to be sustained. We measure recognized income tax positions at the largest amount that is more likely than not to be realized. We reflect changes in recognition or measurement in the period in which the change in judgment occurs. We had unrecognized tax benefits for uncertain tax positions of $4.4 million and $4.7 million as of December 31, 2018 and 2019, respectively.
We record interest related to unrecognized tax benefits in interest expense and penalties in operating expense. We recognized $0.1 million, $0.4 million, and $0.5 million of interest and penalties related to unrecognized tax benefits during the years ended December 31, 2017, 2018 and 2019, respectively.
We describe our accounting treatment of taxes more fully in Note 16, Income Taxes, to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Stock-Based Compensation Arrangements
Accounting Standards Codification 718, or ASC 718, Compensation—Stock Compensation, requires employee stock-based payments to be accounted for under the fair value method. Under this method, we are required to record compensation cost based on the estimated fair value for stock-based awards granted over the requisite service periods for the individual awards, which generally equals the vesting periods. We use the straight-line amortization method for recognizing stock-based compensation expense. In addition, for stock-based awards where vesting is dependent upon achieving certain performance goals, we estimate the likelihood of achieving the performance goals against established performance targets.
We estimate the fair value of employee stock options on the date of grant using the Black-Scholes option-pricing model, which requires the use of highly subjective estimates and assumptions. For restricted stock awards granted by us we estimate the fair value of each restricted stock award based on the closing trading price of our common stock as reported on the Nasdaq Global Select Market on the date of grant. There was no public market for our common stock prior to October 25, 2013, the date our common stock began trading on the Nasdaq Global Select Market, and as a result, the trading history of our common stock was limited through December 31, 2019. Therefore, we determined the volatility for options granted by us based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted by us has been determined using a blended average of the historical volatility measures of this peer group of companies and of the historical volatility measures of our stock. The expected life assumption is based on the “simplified method” for estimating expected term as we do not have sufficient historical option exercises to support a reasonable estimate of the expected term. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. We use an expected dividend rate of zero as we currently have no history or expectation of paying dividends on our common stock.
Segment Information
Since the fourth quarter of 2017 through the end of 2019, we have had three reportable segments: web presence, email marketing, and domain. The products and services included in these segments are as follows:
Web Presence. Our web presence segment consists primarily of our web hosting brands, including Bluehost and HostGator. This segment also includes related products such as domain names, website security, website design tools and services, and e-commerce products.
Email Marketing. Our email marketing segment consists of Constant Contact email marketing tools and related products. This segment also generates revenue from sales of our Constant Contact-branded website builder tool and our Ecomdash inventory management and marketplace listing solution, or Ecomdash, which we acquired in the third quarter of 2019. For most of 2019, the email marketing segment also included the SinglePlatform digital storefront business, which we sold on December 5, 2019.
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

In the second half of 2019, we started the process of simplifying our organization to support our two key strategic platforms, web presence (including our web hosting and domain offerings) and email marketing. In 2020, we plan to modify our internal reporting structure to reflect these changes in our structure and leadership, and also to change the name of the email marketing segment to the "digital marketing" segment. This will result in consolidation of our current domain segment into our web presence segment, such that we expect to report our financial results in two segments - web presence (including domains) and digital marketing - beginning with the first quarter of 2020.
Results of Operations
The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31,
	2017	2018	2019
	(in thousands)
Revenue	$1,176,867	$1,145,291	$1,113,278
Cost of revenue(1)	603,930	520,737	510,296
Gross profit	572,937	624,554	602,982
Operating expense:
Sales and marketing	277,460	265,424	258,019
Engineering and development	78,772	87,980	106,377
General and administrative	163,972	124,204	117,967
Gain on sale of business	—	—	(40,700)
Transaction expenses	773	—	—
Impairment of goodwill	12,129	—	12,333
Total operating expense	533,106	477,608	453,996
Income from operations	39,831	146,946	148,986
Other income (expense)	(157,006)	(148,391)	(143,454)
(Loss) income before income taxes and equity earnings of unconsolidated entities	(117,175)	(1,445)	5,532
Income tax (benefit) expense	(17,281)	(6,246)	17,879
(Loss) income before equity earnings of unconsolidated entities	(99,894)	4,801	(12,347)
Equity (income) loss of unconsolidated entities, net of tax	(110)	267	—
Net (loss) income	$(99,784)	$4,534	$(12,347)
Net loss attributable to non-controlling interest	7,524	—	—
Net (loss) income attributable to Endurance International Group Holdings, Inc.	$(107,308)	$4,534	$(12,347)
(1) Includes impairment of intangible assets of $18.7 million for the year ended December 31, 2017 and $25.2 million for the year ended December 31, 2019.
Comparison of the Years Ended December 31, 2018 and 2019
Revenue

	Year Ended December 31,		Change
	2018	2019	Amount	%
	(dollars in thousands)
Revenue	$1,145,291	$1,113,278	$(32,013)	(3)%
Revenue decreased by $32.0 million, or 3%, from $1,145.3 million for the year ended December 31, 2018 to $1,113.3 million for the year ended December 31, 2019. This decrease was attributable to a $28.6 million decrease in revenue from our web presence segment and a $4.0 million decrease in revenue from our domain segment, partially offset by increased revenue of $0.6 million from our email marketing segment.
Our revenue is generated primarily from products and services delivered on a subscription basis, which include web hosting, domains, website builders, search engine marketing, email marketing and other similar services. We also generate non-subscription-based revenue through domain monetization and marketing development funds. Non-subscription revenue decreased from $35.1 million, or 3% of revenue for the year ended December 31, 2018 to $31.5 million, or 3% of total revenue for the year ended December 31, 2019. The majority of our non-subscription revenue is included in our domain segment.
Our web presence segment revenue decreased by $28.6 million, or 5%, from $605.3 million for the year ended December 31, 2018 to $576.7 million for the year ended December 31, 2019. This decrease was primarily attributable to a decline in revenue from non-strategic brands.
Our email marketing segment revenue increased by $0.6 million, or 0%, from $410.1 million for the year ended December 31, 2018 to $410.7 million for the year ended December 31, 2019. This increase was mostly attributable to growth in services delivered to existing customers, and to a lesser extent, to price increases.
Our domain segment revenue decreased by $4.0 million, or 3%, from $129.9 million for the year ended December 31, 2018 to $125.9 million for the year ended December 31, 2019, which was caused in part by a reduction in non-subscription-based revenues, mainly from sales of premium domains, of $2.3 million, with the balance of the decrease related to declines in subscription-based revenues.
Gross Profit

	Year Ended December 31,
	2018		2019		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Gross profit	$624,554	55%	$602,982	54%	$(21,572)	(3)%
Gross profit decreased by $21.6 million, or 3%, from $624.6 million for the year ended December 31, 2018 to $603.0 million for the year ended December 31, 2019. This decrease was primarily due to a $24.7 million decrease in the gross profit contribution from our domain segment and a $3.9 million decrease in the gross profit contribution from our web presence segment, partially offset by a $7.0 million increase in the gross profit contribution from our email marketing segment. Our gross profit as a percentage of revenue decreased by 1 percentage point from 55% for the year ended December 31, 2018 to 54% for the year ended December 31, 2019, mainly due to our domain segment, which recorded impairments during fiscal year 2019.
Our web presence segment gross profit decreased by $3.9 million, or 1%, from $297.6 million for the year ended December 31, 2018 to $293.7 million for the year ended December 31, 2019. The decrease was primarily due to the reduction in revenue of $28.6 million discussed above, which was partially offset by lower cost of revenue, primarily due to lower amortization expense of $10.1 million, lower data center and third party costs of $6.7 million, lower labor related costs of $3.5 million, and lower domain registration costs of $2.5 million. Our web presence segment gross profit as a percentage of revenue was 51% for the year ended December 31, 2019 as compared to 49% in the prior year.
Our email marketing segment gross profit increased by $7.0 million, or 2%, from $288.0 million for the year ended December 31, 2018 to $295.1 million for the year ended December 31, 2019. This increase was primarily due to reduced cost of revenue of $6.4 million, primarily due to lower amortization expense of $7.2 million, and increased revenue of $0.6 million. Our email marketing segment gross profit as a percentage of revenue was 72% for the year ended December 31, 2019 as compared to 70% in the prior year.
Our domain segment gross profit decreased by $24.7 million, or 63%, from $38.9 million for the year ended December 31, 2018 to $14.2 million for the year ended December 31, 2019. This decrease was primarily due to impairment charges of $25.2 million and reduced revenue of $4.0 million, partially offset by reductions in cost of revenue. Our domain segment gross profit as a percentage of revenue was 11% for the year ended December 31, 2019 as compared to 30% in the prior year.
Operating Expense

	Year Ended December 31,
	2018		2019		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Sales and marketing	$265,424	23%	$258,019	23%	$(7,405)	(3)%
Engineering and development	87,980	8%	106,377	10%	18,397	21%
General and administrative	124,204	11%	117,967	11%	(6,237)	(5)%
Gain on sale of business	—	—%	(40,700)	(4)%	(40,700)	100%
Impairment of goodwill	—	—%	12,333	1%	12,333	100%
Total	$477,608	42%	$453,996	41%	$(23,612)	(5)%
Sales and Marketing. Sales and marketing expense decreased by $7.4 million, or 3%, from $265.4 million for the year ended December 31, 2018 to $258.0 million for the year ended December 31, 2019. Of this decrease, $15.0 million was due to lower marketing expense in our web presence segment, primarily due to decreased marketing investments in non-strategic brands, partially offset by an increase of $4.0 million in our domain segment and $3.6 million in our email marketing segment. In fiscal year 2020, we expect to make additional investments in sales and marketing in order to promote and strengthen our brands.
Sales and marketing expense for our web presence segment decreased by $15.0 million, or 10%, from $147.7 million for the year ended December 31, 2018 to $132.7 million for the year ended December 31, 2019. This decrease was primarily attributable to reduced expense on non-strategic brands, which was partially offset by increased investments in key hosting brands.
Sales and marketing expense for our email marketing segment increased by $3.6 million, or 4%, from $97.8 million for the year ended December 31, 2018 to $101.4 million for the year ended December 31, 2019. The increase was primarily due to higher labor costs.
Sales and marketing expense for our domain segment increased by $4.0 million, or 20%, from $19.9 million for the year ended December 31, 2018 to $23.9 million for the year ended December 31, 2019. This increase was primarily attributable to increased marketing program spend of $3.1 million and higher labor costs of $0.9 million
Engineering and Development. Engineering and development expense increased by $18.4 million, or 21%, from $88.0 million for the year ended December 31, 2018 to $106.4 million for the year ended December 31, 2019. Of this increase, $10.7 million, $6.7 million and $1.1 million were due to increased engineering and development expense for our web presence, email marketing, and domain segments, respectively. For fiscal year 2020, we expect to continue to make investments in our engineering and development organization in order to further enhance our products.
Engineering and development expense for our web presence segment increased by $10.7 million, or 27%, from $39.0 million for the year ended December 31, 2018 to $49.7 million for the year ended December 31, 2019. This increase was primarily attributable to growth in engineering resources aimed at enhancing our products and higher product spend.
Engineering and development expense for our email marketing segment increased by $6.7 million, or 16%, from $41.3 million for the year ended December 31, 2018 to $48.0 million for the year ended December 31, 2019. This increase was primarily attributable to growth in engineering resources aimed at enhancing our products of $6.2 million and higher stock-based compensation expense of $0.5 million. These increases were partially offset by lower depreciation expense of $0.6 million.
Engineering and development expense for our domain segment increased by approximately $1.1 million, or 14%, from $7.7 million for the year ended December 31, 2018 to $8.7 million for the year ended December 31, 2019. This increase was primarily attributable to increases in engineering resources aimed at enhancing our products.
General and Administrative. General and administrative expense decreased by $6.2 million, or 5%, from $124.2 million for the year ended December 31, 2018 to $118.0 million for the year ended December 31, 2019. Our general and administrative expenses primarily consist of consolidated corporate wide support functions, and the costs of these functions are allocated between our three segments primarily based on relative revenues. The decrease in consolidated general and administrative expense was primarily attributable to the impact of the shareholder litigation reserve of $7.3 million recorded during the year ended December 31, 2018, a $4.2 million insurance reimbursement of legal fees, and lower labor costs. These factors were partially offset by higher stock-based compensation expense of $5.0 million.
General and administrative expense for our web presence segment increased by $0.7 million, or 1%, from $67.1 million for the year ended December 31, 2018 to $67.8 million for the year ended December 31, 2019. General and administrative expense for our email marketing segment decreased by $2.3 million, or 5%, from $41.9 million for the period ended December 31, 2018 to $39.6 million for the year ended December 31, 2019. General and administrative expense for our domain segment decreased by $4.6 million, or 30%, from $15.2 million for the year ended December 31, 2018 to $10.6 million for the year ended December 31, 2019.
Gain on Sale of Business. We recorded a $40.7 million gain on sale of our SinglePlatform business in fiscal year 2019. No such sales were recorded in fiscal 2018.
Impairment of Goodwill. We recorded goodwill impairment charges totaling $12.3 million during the year ended December 31, 2019, which were attributable to two non-strategic reporting units within our web presence segment. The impairments were primarily the result of a continued decline in the cash flows associated with these non-strategic brands. No such impairment charges were incurred in fiscal 2018.
Other Expense, Net

	Year Ended December 31,		Change
	2018	2019	Amount	%
	(dollars in thousands)
Other expense, net	$148,391	$143,454	$(4,937)	(3)%
Other expense, net decreased by $4.9 million, or 3%, from $148.4 million for the year ended December 31, 2018 to $143.5 million for the year ended December 31, 2019. The decrease consists primarily of lower interest expense relative to 2018, when we incurred $1.5 million in interest expense due to our 2018 term loan refinancing, most of it relating to immediately expensed financing costs. The balance of the decrease was mainly due to lower average debt balances during 2019.
Income Tax (Benefit) Expense

	Year Ended December 31,		Change
	2018	2019	Amount	%
	(dollars in thousands)
Income tax (benefit) expense	$(6,246)	$17,879	$24,125	(386)%
For the years ended December 31, 2018 and 2019, we recognized an income tax benefit of $6.2 million and an income tax expense of $17.9 million, respectively, in the consolidated statements of operations and comprehensive income (loss).
The income tax benefit for the year ended December 31, 2018 was primarily attributable to a federal and state deferred tax benefit of $9.6 million, a foreign deferred tax benefit of $0.8 million, and a federal and state current income tax benefit of $1.3 million, partially offset by foreign current tax expense of $5.4 million. This aggregate tax benefit of $6.2 million includes $2.2 million of reserves provided for unrecognized tax benefits.
The income tax expense for the year ended December 31, 2019 was primarily attributable to a federal and state deferred tax expense of $10.6 million, a foreign deferred tax expense of $0.1 million, a federal and state current income tax expense of $4.2 million, and foreign current tax expense of $3.0 million. This aggregate tax expense of $17.9 million includes $1.4 million of reserves provided for unrecognized tax benefits.
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
Our revenue is generated primarily from our products and services delivered on a subscription basis, which include web hosting, domains, website builders, search engine marketing and other similar services. We also generate non-subscription revenue through premium domain sales and domain parking (which we refer to as domain monetization) and marketing development funds. Non-subscription revenue decreased from $39.4 million for the year ended December 31, 2017 to $35.1 million for the year ended December 31, 2018, and represented 3% of total revenue for the year ended December 31, 2017, and 3% of total revenue for the year ended December 31, 2018. The majority of our non-subscription revenue is included in our domain segment.
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
Our domain segment revenue decreased by $3.7 million, or 3%, from $133.6 million for the year ended December 31, 2017 to $129.9 million for the year ended December 31, 2018, which was caused in part by a reduction in non-subscription revenues, mainly domain monetization revenue, of $1.9 million, with the balance of the decrease related to declines in subscription based revenues.
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
Our web presence segment gross profit decreased by $8.0 million, or 3%, from $305.6 million for the year ended December 31, 2017 to $297.6 million for the year ended December 31, 2018. The decrease was primarily due to the reduction in revenue of $36.7 million discussed above, which was partially offset by lower cost of revenue of $28.7 million, primarily due to lower amortization expense of $13.3 million and lower stock-based compensation expense of $3.3 million, with the balance of the decrease being mostly related to lower support and data center costs as we further consolidated our operations in these areas. Our web presence segment gross profit as a percentage of revenue was 49% for the year ended December 31, 2018 as compared to 48% in the prior year.
Our email marketing segment gross profit increased by $33.1 million, or 13%, from $254.9 million for the year ended December 31, 2017 to $288.0 million for the year ended December 31, 2018. This increase was primarily due to reduced cost of revenue of $24.3 million, primarily due to lower amortization of $21.4 million, and increased revenue of $8.8 million. Our email marketing segment gross profit as a percentage of revenue was 70% for the year ended December 31, 2018 as compared to 64% in the prior year.
Our domain segment gross profit increased by $26.5 million, or 214%, from $12.4 million for the year ended December 31, 2017 to $38.9 million for the year ended December 31, 2018. This increase was primarily due to a $30.2 million reduction in cost of revenue, due mostly to an impairment charge of $18.7 million recorded in fiscal year 2017, which was related primarily to domain monetization intangible assets, and reduced amortization of $2.6 million, with the balance being primarily related to reduced domain registration costs, as we discontinued certain low priced product offerings. Our domain segment gross profit as a percentage of revenue was 30% for the year ended December 31, 2018 as compared to 9% in the prior year.
Operating Expense

	Year Ended December 31,
	2017		2018		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Sales and marketing	$277,460	24%	$265,424	23%	$(12,036)	(4)%
Engineering and development	78,772	7%	87,980	8%	9,208	12%
General and administrative	163,972	14%	124,204	11%	(39,768)	(24)%
Impairment of goodwill	12,129	1%	—	—%	(12,129)	(100)%
Transaction expenses	773	—%	—	—%	(773)	(100)%
Total	$533,106	45%	$477,608	42%	$(55,498)	(10)%
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
Sales and marketing expense for our domain segment decreased by $0.1 million, or 0%, from $20.0 million for the year ended December 31, 2017 to $19.9 million for the year ended December 31, 2018. This decrease was primarily attributable to lower labor costs of $1.4 million, partially offset by increased marketing program spend of $1.1 million and higher stock-based compensation expense of $0.2 million.
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
Engineering and development expense for our domain segment increased by $1.5 million, or 25%, from $6.1 million for the year ended December 31, 2017 to $7.7 million for the year ended December 31, 2018. This increase was primarily attributable to increases in engineering resources aimed at enhancing our products.
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
Transaction Expenses. Transaction expense decreased by $0.8 million, or 100%, from $0.8 million for the year ended December 31, 2017 to $0.0 million for the year ended December 31, 2018. The year-over-year decrease was primarily attributable to the lack of merger and acquisitions-related activity in 2018.
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
Other Expense, Net

	Year Ended December 31,		Change
	2017	2018	Amount	%
	(dollars in thousands)
Other expense, net	$157,006	$148,391	$(8,615)	(5)%
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
Income Tax Benefit

	Year Ended December 31,		Change
	2017	2018	Amount	%
	(dollars in thousands)
Income tax benefit	$(17,281)	$(6,246)	$(11,035)	(64)%
For the years ended December 31, 2017 and 2018, we recognized an income tax benefit of $17.3 million and $6.2 million, respectively, in the consolidated statements of operations and comprehensive income (loss).
The income tax benefit for the year ended December 31, 2017 was primarily attributable to $21.8 million in federal and state deferred tax benefit (which includes a $16.9 million tax benefit pertaining to the federal tax rate change as a result of the Tax Cut and Jobs Act of 2017 and the identification and recognition of $1.2 million of U.S. federal and state tax credits) and a foreign deferred tax benefit of $1.0 million, offset by a provision for federal and state current income taxes of $2.9 million, and foreign current tax expense of $2.6 million. This aggregate tax benefit of $17.3 million is inclusive of $1.1 million of reserves provided for unrecognized tax benefits.
The income tax benefit for the year ended December 31, 2018 was primarily attributable to $9.6 million of a federal and state deferred tax benefit, a foreign deferred tax benefit of $0.8 million, and a federal and state current income tax benefit of $1.3 million, partially offset by foreign current tax expense of $5.4 million. This aggregate tax benefit of $6.2 million is inclusive of $2.2 million of reserves provided for unrecognized tax benefits.
Liquidity and Capital Resources
Sources of Liquidity
We have funded our operations since inception primarily with cash flow generated by operations, borrowings under our credit facilities and public offerings of our securities.
In November 2013, we entered into a $1,050.0 million first lien term loan facility and a $125.0 million revolving credit facility. On February 9, 2016, in connection with our acquisition of Constant Contact and the related financing of that transaction, we entered into a $735.0 million incremental first lien term loan facility and a new $165.0 million revolving credit facility, which replaced our previous revolving credit facility and which we refer to as the "Revolver," and our wholly owned subsidiary, EIG Investors, issued $350.0 million aggregate principal amount of 10.875% senior notes due 2024, or the "Senior Notes." On June 14, 2017, we refinanced our then-outstanding term loans and replaced them with a new $1,697.3 million first lien term loan facility, which we refer to as the “2017 Term Loan.” On June 20, 2018, we repriced the 2017 Term Loan and replaced it with a new $1,580.3 million first lien term loan facility, which we refer to as the "Term Loan," and we also extended the maturity of $106.2 million of the Revolver. We refer to the Term Loan (or prior to June 20, 2018, the 2017 Term Loan) and the Revolver together as the "Senior Credit Facilities."
2018 First Lien Term Loan Facility. The Term Loan was issued at par with an original balance of $1,580.3 million and has a maturity date of February 9, 2023. The Term Loan automatically bears interest at an alternate base rate unless we give notice to opt for the LIBOR-based interest rate. The LIBOR-based interest rate for the Term Loan is 3.75% per annum plus the greater of an adjusted LIBOR and 1.00%. The alternate base rate for the Term Loan is 2.75% per annum plus the greatest of the prime rate, the federal funds effective rate plus 0.50%, an adjusted LIBOR for a one-month interest period plus 1.00%, and 2.00%. The Term Loan requires quarterly mandatory repayments of principal. For the year ended December 31, 2019, we made four mandatory repayments of $7.9 million each, three voluntary prepayments of $17.1 million each, and one mandatory prepayment of $48.1 million (triggered by the sale of our SinglePlatform business), for a total repayment of $131.0 million.
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
As of December 31, 2019, we had cash and cash equivalents totaling $111.3 million and negative working capital of $278.1 million, which included the $31.6 million current portion of the Term Loan. There was no balance outstanding on the Revolver as of December 31, 2019. In addition, we had approximately $1,675.6 million of long term indebtedness, including deferred financing costs, outstanding under the Term Loan and the Senior Notes. We also had $469.1 million of short-term and long-term deferred revenue, which is not expected to be payable in cash.
LIBOR Phase-Out
The U.K. Financial Conduct Authority announced in 2017 that it intends to phase out LIBOR by the end of 2021. We are evaluating the impact of the expected discontinuation of LIBOR on our Term Loan, Revolver, outstanding interest rate cap, and other contracts. Refer to Part I, Item 1A, Risk Factors for further discussion of the LIBOR phrase-out.
Debt Covenants
Senior Credit Facilities
The Senior Credit Facilities require that we comply with a financial covenant to maintain a maximum ratio of consolidated net senior secured indebtedness to Bank Adjusted EBITDA (as defined below), which is different than our reported non-GAAP adjusted EBITDA.

The Senior Credit Facilities contain covenants that limit our ability to, among other things, incur additional debt or issue certain preferred shares; pay dividends on or make other distributions in respect of capital stock; make other restricted payments; make certain investments; sell or transfer certain assets; create liens on certain assets to secure debt; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and enter into certain transactions with affiliates. Additionally, the Senior Credit Facilities require us to comply with certain negative covenants and specify certain events of default that could result in amounts becoming payable, in whole or in part, prior to their maturity dates. We were in compliance with all covenants at December 31, 2019.
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
We were in compliance with all covenants under the Senior Credit Facilities and the Senior Notes at December 31, 2019.
Secured Net Leverage Ratio
The Senior Credit Facilities require that we comply with a financial covenant not to exceed a maximum ratio of consolidated senior secured net indebtedness on the date of determination to an adjusted consolidated EBITDA measure, which we refer to as "Bank Adjusted EBITDA," for the most recently completed four quarters (which we refer to as trailing twelve months, or "TTM"). This net leverage ratio is tested as of the last day of each fiscal quarter and was required to be at or below 6.50 to 1.00 through December 31, 2016 and at or below 6.25 to 1.00 from March 31, 2017 through December 31, 2017, and may not exceed 6.00 to 1.00 from March 31, 2018 and thereafter. As of December 31, 2019, we were in compliance with this covenant.
The credit agreement governing the Senior Credit Facilities defines consolidated senior secured net indebtedness as our and our restricted subsidiaries' aggregate amount of indebtedness that is secured by a lien not expressly subordinated to the liens securing the Senior Credit Facilities. Consolidated senior secured net indebtedness is determined on a consolidated basis in accordance with GAAP and consists only of indebtedness for borrowed money, unreimbursed obligations under letters of credit, obligations with respect to financed equipment obligations and debt obligations evidenced by promissory notes and similar instruments, minus the aggregate amount of cash and permitted investments, excluding cash and permitted investments that are restricted.
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

As of December 31, 2019, our secured net leverage ratio on a TTM basis was 4.04 to 1.00 and was calculated as follows:

	For the three months ended,
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019	TTM
	(in thousands except ratios)
Net (loss) income	$(3,488)	$(26,228)	$7,816	$9,553	$(12,347)
Interest expense	37,214	37,037	36,057	34,368	144,676
Income tax expense (benefit)	1,719	6,160	(4,839)	14,839	17,879
Depreciation	11,206	10,899	11,280	11,566	44,951
Amortization of other intangible assets	21,120	21,349	21,668	21,046	85,183
Stock-based compensation	9,016	9,354	9,143	8,179	35,692
Integration and restructuring costs	2,015	183	(193)	(13)	1,992
Transaction expenses and charges	—	—	—	—	—
(Gain) loss of unconsolidated entities	—	—	—	—	—
Impairment of long-lived assets and goodwill	—	17,892	—	19,648	37,540
(Gain) loss on assets, not ordinary course	—	—	—	(40,700)	(40,700)
Legal advisory expenses	400	465	849	(3,962)	(2,248)
Billed revenue to GAAP revenue adjustment	10,385	(3,143)	578	(4,065)	3,755
Domain registration cost cash to GAAP adjustment	(2,441)	1,421	465	1,163	608
Currency translation	29	63	75	18	185
Adjustment for acquisitions on a proforma basis	(54)	(54)	(43)	—	(151)
Adjustment for dispositions on a proforma basis	(1,591)	(1,058)	(1,053)	(326)	(4,028)
Bank Adjusted EBITDA	$85,530	$74,340	$81,803	$71,314	$312,987

Current portion of notes payable					$31,606
Current portion of financed equipment					790
Notes payable - long term					1,649,867
Financed equipment - long term					—
Original issue discounts and deferred financing costs					42,549
Less:
Unsecured notes					(350,000)
Cash					(111,265)
Certain permitted restricted cash					—
Net senior secured indebtedness					$1,263,547
Net leverage ratio					4.04
Maximum net leverage ratio					6.00
Cash and Cash Equivalents
As of December 31, 2019, our cash and cash equivalents were primarily held for working capital purposes and for required principal and interest payments under our indebtedness. A majority of our cash and cash equivalents was held in operating accounts. Our cash and cash equivalents increased by $22.6 million from $88.6 million at December 31, 2018 to $111.3 million at December 31, 2019. Of the $111.3 million cash and cash equivalents we had at December 31, 2019, $28.9 million was held in foreign countries, and due to tax reasons, we do not plan to repatriate this cash in the near future. We used cash on hand at December 31, 2018 and cash flows from operations to purchase property and equipment and to make our debt payments on our Term Loan, as described under "Financing Activities" below. Our future capital requirements will depend on many factors including, but not limited to our growth rate, our level of sales and marketing activities, the development and introduction of new and enhanced products and services, market acceptance of our solutions, potential settlements of legal proceedings, acquisitions, and our gross profits and operating expenses. We believe that our current cash and cash equivalents and operating cash flows will be sufficient to meet our anticipated working capital and capital expenditure requirements, as well as our required principal and interest payments under our indebtedness, for at least the next 12 months.
The following table shows our purchases of property and equipment, principal payments on financed equipment obligations, depreciation, amortization, and cash flows from operating activities, investing activities and financing activities for the periods presented:

	For the year ended December 31,
	2017	2018	2019
	(in thousands)
Purchases of property and equipment	$(43,062)	$(45,880)	$(39,126)
Principal payments on financed equipment	(7,390)	(7,439)	(8,189)
Depreciation	55,185	48,207	44,951
Amortization	152,162	114,280	97,015
Cash flows provided by operating activities	201,273	182,552	161,973
Cash flows (used in) provided by investing activities	(44,498)	(45,882)	3,000
Cash flows used in financing activities	(146,705)	(113,421)	(141,638)
Capital Expenditures
Our capital expenditures on the purchase of property and equipment for the years ended December 31, 2018 and 2019 were $45.9 million and $39.1 million, respectively. The higher property and equipment expenditures in the year ended December 31, 2018 consisted primarily of an investment in data center and customer infrastructure, including internally developed software. In addition, during the years ended December 31, 2018 and 2019, we made principal payments of $7.4 million and $8.2 million, respectively, under an agreement for equipment financing. The remaining balance payable on the equipment financing was $0.8 million as of December 31, 2019.
Depreciation
Our depreciation expense for the years ended December 31, 2018 and 2019 decreased by $3.3 million from $48.2 million to $45.0 million, respectively. This decrease was primarily due to a reduction in depreciation for our email marketing segment as certain assets became fully depreciated.
Amortization
Our amortization expense, which includes amortization of other intangible assets, amortization of deferred financing costs and amortization of net present value of deferred consideration, decreased by $17.3 million from $114.3 million for the year ended December 31, 2018 to $97.0 million for the year ended December 31, 2019. Of this decrease in amortization expense, $18.0 million related to lower amortization expense of intangible assets relating to businesses and assets acquired. This decrease was partially offset by an increase of $0.7 million relating to increased amortization of deferred financing costs and an increase of $0.2 million relating to amortization of original issue discounts related to our Senior Credit Facilities.
Operating Activities
Cash provided by operating activities consists primarily of net income (loss) adjusted for certain non-cash items including depreciation, amortization, stock-based compensation expense, impairment charges, if any, (gains) losses on sale of business or sale of assets, and changes in deferred taxes, and the effect of changes in working capital, in particular in deferred revenue. As we add subscribers to our platform, we typically collect subscription fees at the time of initial billing and recognize revenue over the terms of the subscriptions. Accordingly, we generate operating cash flows as we collect cash from our subscribers in advance of delivering the related products and services, and we maintain a significant deferred revenue balance.
Net cash provided by operating activities was $162.0 million for the year ended December 31, 2019 compared with $182.6 million for the year ended December 31, 2018. Net cash provided by operating activities for the year ended December 31, 2019 consisted of net loss of $12.3 million, offset by non-cash charges of $185.3 million, which includes $40.7 million of gain on disposition of our SinglePlatform business, and an unfavorable net change of $11.0 million in our operating assets and liabilities. The $11.0 million of cash outlays for operating assets and liabilities was primarily due to lower subscriber billings resulting from subscriber attrition in our non-strategic brands, the timing of payments to suppliers, and higher income tax payments, partially offset by lower payments for restructuring programs and interest payments. We expect cash provided by operations in fiscal year 2020 to be substantially consistent with, or slightly lower, than the levels achieved in fiscal year 2019.
Net cash provided by operating activities was $182.6 million for the year ended December 31, 2018, compared with $201.3 million for the year ended December 31, 2017. Net cash provided by operating activities for the year ended December 31, 2018 consisted of profit of $4.5 million, offset by non-cash charges of $183.1 million and an unfavorable net change of $5.1 million in our operating assets and liabilities. The $5.1 million of cash outlays for operating assets and liabilities was primarily due to lower subscriber billings resulting from subscriber attrition, which adversely impacted deferred revenue. In addition, we paid $8.0 million to settle SEC investigations initiated in 2015 against us and Constant Contact and $5.7 million to purchase an interest rate cap. These uses of cash were partially offset by lower payments for interest expense and lower payments for restructuring programs.
Net cash provided by operating activities was $201.3 million for the year ended December 31, 2017, and consisted of a net loss of $99.8 million, offset by non-cash charges of $282.1 million and a net change of $18.9 million in our operating assets and liabilities.
Investing Activities
Cash flows used in investing activities consist primarily of purchases of property and equipment, acquisition consideration payments, proceeds from the sale of business and sale of assets, and changes in restricted cash balances.
During the year ended December 31, 2019, cash flows provided by investing activities was $3.0 million, which was primarily due to the proceeds of $51.0 million from the disposition of our SinglePlatform business, partially offset by $39.1 million used to purchase property and equipment and $8.9 million used to acquire Ecomdash.
During the year ended December 31, 2018, cash flows used in investing activities was $45.9 million, which was used to purchase property and equipment.
During the year ended December 31, 2017, cash flows used in investing activities was $44.5 million. We used $43.1 million of cash to purchase property and equipment and $2.0 million of cash to acquire intangible assets, net of proceeds of $0.5 million from asset disposals.
Financing Activities
Cash flow from financing activities consists primarily of the net change in our overall indebtedness, payment of associated financing costs, payment of deferred consideration for our acquisitions and the issuance or repurchase of equity.
During the year ended December 31, 2019, cash flows used in financing activities was $141.6 million. We paid $131.0 million of principal payments related to our Term Loan, which included quarterly mandatory repayments of $31.6 million, voluntary repayments of $51.3 million, and a $48.1 million mandatory prepayment triggered by the disposition of our SinglePlatform business. We also made $8.2 million of principal payments related to financed equipment obligations and $2.5 million in deferred consideration payments relating to AppMachine. These payments were partially offset by an immaterial amount of proceeds that we received from the exercise of stock options. For fiscal year 2020, we plan to continue to use our cash flow from operations to reduce our outstanding debt obligations, including both voluntary and mandatory repayments, by an aggregate amount of $100.0 million.
During the year ended December 31, 2018, cash flows used in financing activities was $113.4 million. We paid $100.8 million of principal payments related to our 2017 Term Loan and Term Loan, which included mandatory repayments of $32.2 million and voluntary repayments of $68.6 million. We also made $7.4 million of principal payments related to financed equipment obligations and $4.5 million in deferred consideration payments relating to our AppMachine acquisition. In addition, we paid $1.6 million for deferred financing costs relating to the June 2018 refinancing of the 2017 Term Loan. These payments were partially offset by $0.9 million of proceeds that we received from the exercise of stock options.
During the year ended December 31, 2017, cash flows used in financing activities was $146.7 million. We made repayments on our term loans of $1,797.6 million (including the refinancing of our 2017 Term Loan, which provided new term debt proceeds of $1,693.0 million), for a net cash debt payment of $100.4 million during fiscal year 2017. In addition, we incurred $6.3 million of costs related to the 2017 Term Loan refinancing, made financed equipment payments of $7.4 million, paid $5.4 million of deferred consideration (primarily related to the AppMachine acquisition), and made the final payment of non-controlling interest obligations of $25.0 million to acquire all equity interests in WZ UK. These cash outlays were partially offset by $2.0 million in proceeds from the exercise of stock options.
Free Cash Flow
Free cash flow, or FCF, is a non-GAAP financial measure that we calculate as GAAP cash flow from operations less capital expenditures and financed equipment obligations. We believe that FCF provides investors with an indicator of our ability to generate positive cash flows after meeting our obligations with regard to capital expenditures (including financed equipment). The following table reflects the reconciliation of cash flow from operations to free cash flow:

	For the year ended December 31,
	2017	2018	2019
	(in thousands)
Cash flow from operations	$201,273	$182,552	$161,973
Less:
Capital expenditures and financed equipment(1)	(50,452)	(53,319)	(47,315)
Free cash flow	$150,821	$129,233	$114,658

(1)
Capital expenditures during the years ended December 31, 2017, 2018 and 2019 includes $7.4 million, $7.4 million and $8.2 million, respectively, of principal payments under a three year agreement for equipment financing. The remaining balance on the equipment financing is $0.8 million as of December 31, 2019.

Free cash flow decreased from $129.2 million for the year ended December 31, 2018 to $114.7 million for the year ended December 31, 2019. This decrease of $14.6 million was primarily driven by the same factors that led to the change in net cash provided by operating activities from 2018 to 2019, as discussed above. We expect free cash flow in fiscal year 2020 to be slightly lower than the levels achieved in fiscal year 2019.
Free cash flow decreased from $150.8 million for the year ended December 31, 2017 to $129.2 million for the year ended December 31, 2018. This decrease of $21.6 million was primarily driven by the same factors that led to the change in net cash provided by operating activities from 2017 to 2018, as discussed above.
Net Operating Loss (NOL) Carry-Forwards
As of December 31, 2019, we had NOL carry-forwards available to offset future U.S. federal taxable income of approximately $26.9 million and future state taxable income of approximately $78.0 million. These NOL carry-forwards expire on various dates through 2039. Under the Tax Cuts and Jobs Act of 2017, or the Tax Act, NOL carry-forwards arising in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the use of such NOLs is limited to 80% of our taxable income in any future taxable year. It is uncertain how various states will respond to the Tax Act. As of December 31, 2019, we had NOL carry-forwards in foreign jurisdictions available to offset future foreign taxable income by approximately $18.7 million, of which $12.4 million related to the Netherlands, $4.4 million related to Brazil, $0.4 million related to Singapore, and the remaining $1.5 million related to various other foreign jurisdictions. These foreign NOL carry-forwards begin to expire starting in 2021, excluding the carry-forwards for Brazil and Singapore, which can be carried forward indefinitely.
Utilization of the NOL carry-forwards may be subject to an annual limitation due to the ownership percentage change limitations under Section 382 of the Internal Revenue Code (“Section 382 limitation”). Ownership changes can limit the amount of net operating loss and other tax attributes that a company can use each year to offset future taxable income and taxes payable. Although we have experienced a number of ownership changes over time, we do not currently have any Section 382 limitations restricting our ability to utilize NOL carry-forwards.
Backlog and Deferred Revenue
We define our backlog as the total committed value of our contracts which have not been recognized as revenue at the end of a period. Since we require prepayments for all our products and services, our backlog is equal to our deferred revenue balance. Our backlog as of December 31, 2018 and 2019 was $467.9 million and $469.1 million, respectively. Because revenue for any period is a function of revenue recognized from deferred revenue under contracts in existence at the beginning of a period, as well as contract renewals and new customer contracts during the period, backlog at the beginning of any period is not necessarily indicative of future performance. Our presentation of backlog may differ from other companies in our industry.
Contractual Obligations and Commitments
Our principal commitments consist of obligations under our outstanding debt facilities, which in 2019 included quarterly mandatory repayments of $7.9 million against the Term Loan, interest payments on the Term Loan, which are typically three-month LIBOR loans, and interest payments on the Senior Notes; non-cancelable leases for our office space; deferred payment obligations related to acquisitions; and purchase obligations under significant contracts. The following table summarizes these contractual obligations as of December 31, 2019:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt obligations:
Principal payments on term loan facilities and notes	$1,724,022	$31,606	$63,212	$1,629,204	$—
Interest payments and other debt facility related fees(1)	475,597	117,333	218,154	140,110	—
Financed equipment	828	828	—	—	—
Operating lease obligations	118,889	27,098	39,610	31,488	20,693
Deferred consideration(2)	2,201	2,201	—	—	—
Purchase commitments(3)	38,358	23,040	10,607	4,711	—
Total	$2,359,895	$202,106	$331,583	$1,805,513	$20,693

(1)
Term Loan facility interest rate is based on adjusted LIBOR plus 375 basis points for the Term Loan, subject to a LIBOR floor of 1.00%. As of December 31, 2019, the interest rates on the Term Loan and the Senior Notes were 5.67% and 10.875%, respectively. The Term Loan and the Senior Notes mature on February 9, 2023, and February 1, 2024, respectively. Our revolving credit facility, which has no balance outstanding as of December 31, 2019, has maturity dates of February 9, 2021 and June 20, 2023 for the non-extended tranche and extended tranche, respectively, and bears a non-refundable commitment fee, equal to 0.50% per annum (subject to a leverage-based step-down) of the daily unused principal amount. See Liquidity and Capital Resources above for more information.

(2)	Consists of deferred payment obligations related to acquisitions.

(3)	Consists of commitments related to contracts made in the ordinary course of business, primarily for marketing, human resources, and insurance.
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
Interest Rate Sensitivity
We had cash and cash equivalents of $111.3 million at December 31, 2019, the majority of which was held in operating accounts for working capital purposes and other general corporate purposes which includes payment of principal and interest under our indebtedness. As of December 31, 2019, we had approximately $1,374.0 million of indebtedness outstanding under our Term Loan, $350.0 million outstanding under the Notes and $0.0 million outstanding under the Revolver.
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
Based on our aggregate indebtedness outstanding under Term Loan of $1,374.0 million as of December 31, 2019, a 100 basis point increase in the adjusted LIBOR above the LIBOR floor would result in a $13.8 million increase in our aggregate interest payments over a 12-month period, and a 100 basis point decrease at the current LIBOR rate would result in a $13.8 million decrease in our interest payments.
We have entered into two interest rate caps as part of our risk management strategy. The three-year interest rate cap we entered into in December 2015 limited our exposure beginning on February 29, 2016 to LIBOR interest rate increases over 2.0% on $500.0 million of our Term Loan. The December 2015 interest rate cap matured in February 2019. The three-year interest rate cap we entered into in June 2018 limits our exposure beginning on August 28, 2018 to LIBOR interest rate increases over 3.0% on $800.0 million of our Term Loan. The LIBOR interest rate applicable to our Term Loan as of December 31, 2019 was approximately 1.92%.
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
Board of Directors and Stockholders
Endurance International Group Holdings, Inc.
Burlington, Massachusetts

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Endurance International Group Holdings, Inc. (the “Company”) as of December 31, 2018 and 2019, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as "the consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 14, 2020 expressed an unqualified opinion thereon.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, on January 1, 2019, the Company changed its method of accounting for leases due to the adoption of ASU 2016-02, Leases (ASC 842).

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
Boston, Massachusetts
February 14, 2020

Endurance International Group Holdings, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31, 2018	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$88,644	$111,265
Restricted cash	1,932	1,732
Accounts receivable	12,205	10,224
Prepaid domain name registry fees	56,779	55,237
Prepaid commissions	41,458	38,435
Prepaid and refundable taxes	7,235	6,810
Prepaid expenses and other current assets	27,855	23,883
Total current assets	236,108	247,586
Property and equipment—net	92,275	85,925
Operating lease right-of-use assets	—	90,519
Goodwill	1,849,065	1,835,310
Other intangible assets—net	352,516	245,002
Deferred financing costs	2,656	1,778
Investments	15,000	15,000
Prepaid domain name registry fees, net of current portion	11,207	11,107
Prepaid commissions, net of current portion	42,472	48,780
Deferred tax asset	—	64
Other assets	5,208	3,015
Total assets	$2,606,507	$2,584,086
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,449	$10,054
Accrued expenses	79,279	64,560
Accrued taxes	2,498	251
Accrued interest	25,259	23,434
Deferred revenue	371,758	369,475
Operating lease liabilities—short term	—	21,193
Current portion of notes payable	31,606	31,606
Current portion of financed equipment	8,379	790
Deferred consideration—short term	2,425	2,201
Other current liabilities	3,147	2,165
Total current liabilities	536,800	525,729
Long-term deferred revenue	96,140	99,652
Operating lease liabilities—long term	—	78,151
Notes payable—long term, net of original issue discounts of $21,349 and $16,859, and deferred financing costs of $31,992 and $25,690, respectively	1,770,055	1,649,867
Deferred tax liability—long term	16,457	27,097
Deferred consideration—long term	1,364	—
Other liabilities	11,237	6,636
Total liabilities	2,432,053	2,387,132
Commitments and Contingencies (Note 18)
Stockholders’ equity:
Preferred Stock—par value $0.0001; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock—par value $0.0001; 500,000,000 shares authorized; 143,444,515 and 146,259,868 shares issued at December 31, 2018 and December 31, 2019, respectively; 143,444,178 and 146,259,868 outstanding at December 31, 2018 and December 31, 2019, respectively	14	15
Additional paid-in capital	961,235	996,958
Accumulated other comprehensive loss	(3,211)	(4,088)
Accumulated deficit	(783,584)	(795,931)
Total stockholders’ equity	174,454	196,954
Total liabilities and stockholders’ equity	$2,606,507	$2,584,086
See accompanying notes to consolidated financial statements.

Endurance International Group Holdings, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except share and per share amounts)

	Year Ended December 31, 2017	Year Ended December 31, 2018	Year Ended December 31, 2019
Revenue	$1,176,867	$1,145,291	$1,113,278
Cost of revenue (including impairment of $18,731 for the year ended December 21, 2017 and $25,207 for the year ended December 31, 2019)	603,930	520,737	510,296
Gross profit	572,937	624,554	602,982
Operating expense:
Sales and marketing	277,460	265,424	258,019
Engineering and development	78,772	87,980	106,377
General and administrative	163,972	124,204	117,967
Gain on sale of business	—	—	(40,700)
Transaction costs	773	—	—
Impairment of goodwill	12,129	—	12,333
Total operating expense	533,106	477,608	453,996
Income from operations	39,831	146,946	148,986
Other income (expense):
Other expense, net	(600)	—	—
Interest income	736	1,089	1,222
Interest expense	(157,142)	(149,480)	(144,676)
Total other expense—net	(157,006)	(148,391)	(143,454)
(Loss) income before income taxes and equity earnings of unconsolidated entities	(117,175)	(1,445)	5,532
Income tax (benefit) expense	(17,281)	(6,246)	17,879
(Loss) income before equity earnings of unconsolidated entities	(99,894)	4,801	(12,347)
Equity (income) loss of unconsolidated entities, net of tax	(110)	267	—
Net (loss) income	$(99,784)	$4,534	$(12,347)
Net loss attributable to non-controlling interest	277	—	—
Excess accretion of non-controlling interest	7,247	—	—
Total net loss attributable to non-controlling interest	7,524	—	—
Net (loss) income attributable to Endurance International Group Holdings, Inc.	$(107,308)	$4,534	$(12,347)
Comprehensive (loss) income:
Foreign currency translation adjustments	3,091	(2,233)	(598)
Unrealized gain (loss) on cash flow hedge, net of taxes of $11, ($137) and $102 for the years ended December 31, 2017, 2018 and 2019	34	(437)	(279)
Total comprehensive (loss) income	$(104,183)	$1,864	$(13,224)
Net (loss) income per share attributable to Endurance International Group Holdings, Inc. - basic earnings per share	$(0.78)	$0.03	$(0.09)
Net (loss) income per share attributable to Endurance International Group Holdings, Inc. - diluted earnings per share	$(0.78)	$0.03	$(0.09)
Weighted-average number of common shares used in computing net (loss) income per share attributable to Endurance International Group Holdings, Inc.
Basic	137,322,201	142,316,993	145,259,691
Diluted	137,322,201	145,669,760	145,259,691
See accompanying notes to consolidated financial statements.

Endurance International Group Holdings, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Number	Amount
Balance—December 31, 2016	134,793,857	$14	$868,228	$(3,666)	$(740,193)	$124,383
Vesting of restricted shares	5,040,609	—	—	—	—	—
Exercise of stock options	356,229	—	2,049	—	—	2,049
Other comprehensive income	—	—	—	3,125	—	3,125
Net income attributable to non-controlling interest	—	—	277	—	—	277
Net loss attributable to Endurance International Group Holdings, Inc.	—	—	—	—	(107,308)	(107,308)
Stock-based compensation	—	—	60,479	—	—	60,479
Balance—December 31, 2017	140,190,695	14	931,033	(541)	(847,501)	83,005
Vesting of restricted shares	3,122,079	—	—	—	—	—
Exercise of stock options	131,404	—	887	—	—	887
Other comprehensive loss	—	—	—	(2,670)	—	(2,670)
Adjustment to beginning retained earnings resulting from adoption of ASC 606, net of tax impact of $7.0 million	—	—	—	—	59,383	59,383
Net income attributable to Endurance International Group Holdings, Inc.	—	—	—	—	4,534	4,534
Stock-based compensation	—	—	29,315	—	—	29,315
Balance—December 31, 2018	143,444,178	14	961,235	(3,211)	(783,584)	174,454
Vesting of restricted shares	2,808,897	1	—	—	—	1
Exercise of stock options	6,793	—	31	—	—	31
Other comprehensive loss	—	—	—	(877)	—	(877)
Net loss attributable to Endurance International Group Holdings, Inc.	—	—	—	—	(12,347)	(12,347)
Stock-based compensation	—	—	35,692	—	—	35,692
Balance—December 31, 2019	146,259,868	$15	$996,958	$(4,088)	$(795,931)	$196,954
See accompanying notes to consolidated financial statements.

Endurance International Group Holdings, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31, 2017	Year Ended December 31, 2018	Year Ended December 31, 2019
Cash flows from operating activities:
Net (loss) income	$(99,784)	$4,534	$(12,347)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation of property and equipment	55,185	48,207	44,951
Amortization of other intangible assets from acquisitions	140,354	103,148	85,183
Amortization of deferred financing costs	7,316	6,454	7,179
Amortization of net present value of deferred consideration	632	373	163
Amortization of original issuance discount	3,860	4,305	4,490
Impairment of long-lived assets	18,731	—	25,207
Impairment of investments	600	—	—
Impairment of goodwill	12,129	—	12,333
Stock-based compensation	60,001	29,064	35,692
Deferred tax (benefit) expense	(22,807)	(10,438)	10,669
Gain on sale of business	—	—	(40,700)
(Gain) loss on sale of assets	(315)	198	163
Gain from unconsolidated entities	(110)	—	—
Loss of unconsolidated entities	—	267	—
Financing costs expensed	5,487	1,228	—
Loss on early extinguishment of debt	992	331	—
Dividend from minority interest	100	—	—
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(3,102)	3,616	1,985
Prepaid and refundable taxes	(732)	(2,896)	495
Prepaid expenses and other current assets	6,150	(4,564)	3,857
Leases right-of-use asset, net	—	—	656
Accounts payable and accrued expenses	8,351	5,040	(21,565)
Deferred revenue	8,235	(6,315)	3,562
Net cash provided by operating activities	201,273	182,552	161,973
Cash flows from investing activities:
Businesses acquired in purchase transaction, net of cash acquired	—	—	(8,875)
Purchases of property and equipment	(43,062)	(45,880)	(39,126)
Proceeds from sale of assets	530	6	51,001
Purchases of intangible assets	(1,966)	(8)	—
Net cash (used in) provided by investing activities	(44,498)	(45,882)	3,000

Endurance International Group Holdings, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31, 2017	Year Ended December 31, 2018	Year Ended December 31, 2019
Cash flows from financing activities:
Proceeds from issuance of term loan	1,693,007	1,580,305	—
Repayment of term loan	(1,797,634)	(1,681,094)	(130,980)
Payment of financing costs	(6,304)	(1,580)	—
Payment of deferred consideration	(5,433)	(4,500)	(2,500)
Payment of redeemable non-controlling interest liability	(25,000)	—	—
Principal payments on financed equipment	(7,390)	(7,439)	(8,189)
Proceeds from exercise of stock options	2,049	887	31
Net cash used in financing activities	(146,705)	(113,421)	(141,638)
Net effect of exchange rate on cash and cash equivalents and restricted cash	2,150	(1,791)	(914)
Net increase in cash and cash equivalents and restricted cash	12,220	21,458	22,421
Cash and cash equivalents and restricted cash:
Beginning of period	56,898	69,118	90,576
End of period	$69,118	$90,576	$112,997
Supplemental cash flow information:
Interest paid	$141,157	$134,145	$132,805
Income taxes paid	$3,369	$4,141	$4,728
Supplemental disclosure of non-cash financing activities:
Assets acquired under equipment financing	$15,536	$1,179	$—
Operating lease right-of-use assets	$—	$—	$114,942
Operating lease liabilities—short-term and long-term	$—	$—	$124,549
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
The Company has identified three operating segments: web presence, email marketing and domain. The Company has determined that it does not satisfy aggregation criteria for these operating segments, and that each segment meets the quantitative threshold of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 280, Segment Reporting. Therefore, all three operating segments are reportable segments.
The Company's segments share certain resources, primarily related to sales and marketing, engineering and development, and general and administrative functions. Management allocates these costs to each respective segment based on a consistently applied methodology, primarily based on a percentage of revenue.
Use of Estimates
U.S. GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates, judgments and assumptions used in preparing the accompanying consolidated financial statements are based on the relevant facts and circumstances as of the date of the consolidated financial statements. Although the Company regularly assesses these estimates, judgments and assumptions used in preparing the consolidated financial statements, actual results could differ from those estimates. Changes in estimates are recorded in the period in which they become known. The more significant estimates reflected in these consolidated financial statements include estimates of fair value of assets acquired and liabilities assumed under purchase accounting related to the Company’s acquisitions and when evaluating goodwill and long-lived assets for potential impairment, the estimated useful lives of intangible and depreciable assets, revenue recognition for multiple-element arrangements, stock-based compensation, derivative instruments, certain accruals, reserves and deferred taxes.
Reclassification
Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements.
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
For the years ended December 31, 2017, 2018 and 2019, no subscriber represented 10% or more of the Company’s total revenue. Additionally, as of December 31, 2018 and 2019, no subscriber represented 10% or more of the Company’s total accounts receivable.

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

Software Development Costs
The Company accounts for software development costs for internal use software under the provisions of ASC 350-40, Internal-Use Software. Accordingly, certain costs to develop internal-use computer software are capitalized, provided these costs are expected to be recoverable. During the years ended December 31, 2017, 2018 and 2019, the Company capitalized internal-use software development costs of $10.2 million, $10.1 million and $13.4 million, respectively.
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
In accordance with ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350) Testing Goodwill for Impairment, or ASU 2011-08, the Company is required to review goodwill by reporting unit for impairment at least annually or more often if there are indicators of impairment present. A reporting unit is either the equivalent of, or one level below, an operating segment. The Company early adopted the provisions in ASU 2017-04, which eliminates the second step of the goodwill impairment test. As a result, the Company's goodwill impairment tests include only one step, which is a comparison of the carrying value of each reporting unit to its fair value, and any excess carrying value, up to the amount of goodwill allocated to that reporting unit, is impaired.
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
The Company's goodwill impairment test as of October 31, 2017 resulted in a $12.1 million impairment of goodwill to the Company's domain monetization reporting unit within the domain segment. The impairment was a direct result of a more rapid decline in domain parking revenue than originally expected, and to a lesser extent, reduced sales of premium domain names. Goodwill for this reporting unit was completely impaired. Goodwill allocated to the other six reporting units to which goodwill has been allocated was not impaired.
As of the test date of October 31, 2018, the fair value for all reporting units was higher than their respective carrying values, and no impairment was recorded.
For the annual impairment test as of October 31, 2019, the Company had a total of seven reporting units to which goodwill has been allocated. Additionally, the Company has three smaller reporting units to which no goodwill has been allocated, as they had been determined to have no material fair value, and one reporting unit which has no remaining goodwill allocated to it.
The Company determines the fair value of each reporting unit by utilizing the income approach and the market approach. For the income approach, fair value is determined based on the present value of estimated future after-tax cash flows, discounted at an appropriate risk adjusted rate. The Company derives its discount rates by using a capital asset pricing model and analyzing published rates for industries relevant to its reporting units to estimate the weighted-average cost of capital. The Company uses discount rates that are commensurate with the risks and uncertainty inherent in its business and in its internally developed forecasts. For fiscal years 2017 and 2018, the Company used a discount rate of 10.0% for all but one of its reporting units. For fiscal year 2019, the Company used a discount rate of 10.5% for all but three of its reporting units. For two of the reporting units, which are experiencing declining cash flows, the Company used a discount rate of 13.0% and 13.5%, respectively, to adjust for the risk in the projected cash flows. For the remaining reporting unit, which had just been acquired in September 2019, the Company used a discount rate of 15.5%, to adjust for the risk in the projected cash flows. The Company also performed sensitivity analysis on its discount rates. The Company uses internal forecasts to estimate future after-tax cash flows, which include an estimate of long-term future growth rates based on the Company's view of the long-term outlook for each reporting unit. Actual results may differ from those assumed in the Company's forecasts.
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
For the fiscal 2018 goodwill impairment analysis, the Company compared the fair value from the income approach to two market approaches, which included a valuation multiple of comparable public companies and a valuation multiple from sales of comparable companies. For three of the Company's reporting units, which represented approximately 95% of the Company's goodwill at the time of the 2018 goodwill impairment analysis, the fair value derived from the income approach was consistent with the fair value derived from the two market approaches. The Company established the fair value for these reporting units based on the average fair value from all three valuation approaches.
For the fiscal 2018 goodwill impairment analysis, for two of the Company's reporting units, which represented approximately 3% of the Company's goodwill, the Company based their fair value entirely upon the income approach, as these two reporting units were experiencing declining cash flows and were expected to continue to experience declines over time. The fair values from the income approach for these two reporting units were materially below the fair values derived from both market approaches. The goodwill allocated to these two reporting units was approximately $64.2 million as of December 31, 2018. For one of the Company's reporting units, which represented approximately 2% of the Company's goodwill, the fair values derived from the market approaches were much lower than the income approach using a discount rate of 10%. The Company determined that more risk was present in the projected future cash flows of this reporting unit as compared to the Company's other reporting units and determined that a discount rate of 17% was appropriate. The fair value of this reporting unit under the income approach at a discount rate of 17% was consistent with the fair values determined under the two market approaches. The Company established fair value for this reporting unit based on the average fair value from all three valuation approaches.
For the fiscal 2019 goodwill impairment analysis, the Company compared the fair value from the income approach to two market approaches, which included a valuation multiple of comparable public companies and a valuation multiple from sales of comparable companies. For three of the reporting units, which represent approximately 97% of the Company's goodwill as of December 31, 2019, the Company established the fair value based on the average fair value from all three valuation approaches. For two of the remaining reporting units, which represent approximately 3% of the Company's goodwill as of December 31, 2019, the Company established fair value based on the income approach only, because these reporting units are experiencing declining cash flows. The Company calculated and recognized a partial impairment of $10.0 million for one of these reporting units and a full impairment of $2.3 million for the second of these reporting units, both of which were recorded as an operating expense in the consolidated statements of operations and other comprehensive income (loss). For the other two reporting units for which the income approach was used, the Company had just acquired one reporting unit in the three months ended September 30, 2019, and was in the process of disposing of the other reporting unit through a sale in December 2019.
Goodwill as of December 31, 2019 was $1,835.3 million. The carrying value of goodwill that was allocated to the web presence, email marketing and domain segments was $1,202.0 million, $603.4 million and $29.9 million, respectively. The fair value of all but three of the reporting units with goodwill at December 31, 2019 exceeds each reporting unit's carrying value by at least 20%.
Of the other three reporting units with less than 20% excess of fair value over carrying value, one reporting unit is forecast to experience continuing negative growth in both revenue and cash flows. Given this fact pattern, the Company relied upon the income approach in order to quantify the impact of persistent negative growth expectations and to develop a fair value for this reporting unit. The goodwill allocated to this reporting unit as of December 31, 2019 was $52.0 million. The Company expects that cash flows will continue to decline, which could result in goodwill impairment charges for this reporting unit at some point in the future.
The second reporting unit with less than a 20% excess of fair value over carrying value was acquired in September 2019. Based on the short duration between the acquisition date and the testing date, and lacking indications of specific events that either positively or negatively impacted the carrying value, fair value on this reporting unit approximated the allocated goodwill. Goodwill for this reporting unit as of December 31, 2019 was approximately $7.0 million.
The third reporting unit represents a combination of different hosting brands, which the Company will continue to monitor in the future. Though near term cash flows are projected to decline, growth in the cash flows is expected to return after further investments in engineering and development and sales and marketing are made. This reporting unit's fair value was established using three valuation methods, equally weighted. As the reporting unit passed the goodwill impairment test with equal weight given to the three approaches, the Company did not adjust the weight given to the three valuation approaches. As of December 31, 2019, the fair value of this reporting unit, as estimated based upon our future projections, exceeded its carrying value by less than 4%. In the event the Company's investments in engineering and development and sales and marketing do not generate the anticipated improvement in future operating performance, then future impairments may be recognized for this reporting unit. Goodwill for this reporting unit as of December 31, 2019 was approximately $1.2 billion.
Long-Lived Assets
The Company’s long-lived assets consist primarily of intangible assets, including acquired subscriber relationships, trade names, intellectual property, developed technology, and domain names available for sale. The Company also has long-lived tangible assets, primarily consisting of property and equipment. The majority of the Company’s intangible assets are recorded in connection with its various acquisitions. The Company’s intangible assets are recorded at fair value at the time of their acquisition. The Company amortizes intangible assets over their estimated useful lives.
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
During the year ended December 31, 2019, the Company recognized an aggregate impairment of $25.2 million, relating primarily to premium domain name intangible assets acquired in 2014, which was recorded in cost of revenue in the consolidated statements of operations and comprehensive income (loss). The impairment resulted from recent market conditions that have adversely impacted cash flows from these assets, and these market conditions are expected to continue. During the three months ended June 30, 2019, the Company recognized an impairment of $17.9 million. The Company valued its premium domain name assets included in its domain monetization reporting unit based on discounted projected cash flows from these assets using a discount rate of 11.6%, which resulted in an impairment of $16.2 million. The balance of the impairment charge was primarily related to developed technology intangible assets associated with the premium domain business, which were valued using a relief from royalty approach. During the annual goodwill impairment test as of October 31, 2019, the Company valued the domain monetization reporting unit based on discounted projected cash flows from its assets using a discount rate of 10.5% and recognized an additional impairment of $7.3 million, of which $4.6 million related to domain names and the balance related to developed technology and trademarks associated with this reporting unit. As of December 31, 2019, the intangible assets relating to our domain monetization reporting unit have been completely written off.
Revenue Recognition
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09 or ASC 606, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. Since then, the FASB has also issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606), Principals versus Agent Considerations, ASU 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing, and ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), and Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments, which further elaborate on the original ASU No. 2014-09. The Company adopted the guidance in ASC 606 on January 1, 2018. Revenue is recognized when control of the promised products or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to for those products and services. In general, the Company determines revenue recognition through the following steps:

•	Identification of the contract, or contracts, with the customer

•	Identification of the performance obligations in the contract

•	Determination of the transaction price

•	Allocation of the transaction price to the performance obligations in the contract

•	Recognition of revenue when, or as, the Company satisfies a performance obligation
The Company provides cloud-based subscription services, which include website hosting and related add-ons, search engine optimization ("SEO") services, domain registration services and email marketing.
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
The main add-on services related to website hosting are domain privacy, secure sockets layer ("SSL") security, site backup and restoration, and website builder tools. These services may be included in website hosting bundles, or they may be purchased on a standalone basis. Certain add-on services are provided by third parties. In cases where the Company is acting as an agent for the sale of third party add-on services, the Company recognizes revenue on a net basis at the time of sale. In cases where the Company is acting as a principal for the sale of third party add-on services (i.e., the Company has the primary responsibility to provide specific goods or services, it has discretion to establish prices and it may assume inventory risk), the Company recognizes revenue on a gross basis over the term of the contract. The revenue for Company-provided add-on services is primarily recognized over the term of the contract.
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
Inventory management and marketplace listing services provide customers with a cloud-based platform that integrates standard inventory management features with order management and shipping management capabilities across multiple channels. Pricing is primarily based on order volume from the prior monthly period. For inventory management customers who subscribe to an annual plan, revenue is recognized ratably over the term of the contract. Inventory management professional services are also provided to customers when requested, and are recognized into revenue upon completion.
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
The Company maintains a reserve for refunds and chargebacks related to revenue that has been recognized and is expected to be refunded. The Company had a refund and chargeback reserve of $0.4 million and $0.3 million as of December 31, 2018 and 2019, respectively. The portion of deferred revenue that is expected to be refunded at December 31, 2018 and 2019 was $2.2 million and $1.9 million, respectively. Based on refund history, a significant majority of refunds happen in the same fiscal month that the customer contract starts or renews. Approximately 84% of all refunds happen in the same fiscal month that the contract starts or renews, and approximately 95% of all refunds happen within 45 days of the contract start or renewal date.
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
Deferred Revenue
The Company records deferred revenue when cash payments are received or are due in advance of the Company’s performance, including amounts that are refundable. The change in the deferred revenue balance for the year ended December 31, 2019 is primarily driven by cash payments received or due in advance of the Company satisfying its performance obligations, offset by $363.5 million of revenue recognized that were included in the deferred revenue balance at the beginning of the period.
The following table provides a reconciliation of the Company's deferred revenue as of December 31, 2019:

	Short-term	Long-term
	(in thousands)
Balance at December 31, 2018	$371,758	$96,140
Recognition of the beginning deferred revenue into revenue, as a result of performance obligations satisfied	(363,454)	—
Cash received in advance during the period	805,697	311,336
Recognition of cash received in the period into revenue, as a result of performance obligations satisfied	(749,823)	—
Deferred revenue derecognized due to the disposition of SinglePlatform	(1,825)	—
Foreign translation impact	(702)	—
Reclassification between short-term and long-term	307,824	(307,824)
Balance at December 31, 2019	$369,475	$99,652

The difference between the opening and closing balances of the Company’s deferred liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment. During the year ended December 31, 2019, the Company recognized $363.5 million and $0.0 million, respectively, from beginning deferred revenue current and long-term balances existing at December 31, 2018. The Company did not recognize any revenue from performance obligations satisfied in prior periods.
The following table provides the remaining performance obligation amounts as of December 31, 2019. These amounts are equivalent to the ending deferred revenue balance of $469.1 million, which includes both short and long-term amounts:

	Web presence	Email marketing	Domain	Total
	(in thousands)
Remaining performance obligation, short-term	$257,051	$53,438	$58,986	$369,475
Remaining performance obligation, long-term	84,366	6	15,280	99,652
Total	$341,417	$53,444	$74,266	$469,127

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

	Short-term	Long-term
	(in thousands)
Balance at December 31, 2018	$41,458	$42,472
Deferred customer acquisition costs incurred in the period	23,938	36,936
Amounts recognized as expense in the period	(55,479)	—
Foreign translation impact	(115)	83
Reclassification between short-term and long-term	29,801	(29,801)
Adjustment resulting from sale of SinglePlatform business	(1,168)	(910)
Balance at December 31, 2019	$38,435	$48,780

As of December 31, 2019, the Company has a total of $74.7 million, $10.6 million and $1.9 million in deferred assets relating to costs incurred to obtain or fulfill contracts in its web presence, email marketing and domain segments, respectively. During the year ended December 31, 2019, the Company recognized total amortization costs related to the above items of $45.8 million, $6.3 million, and $3.4 million in its web presence, email marketing and domain segments, respectively, which were included in sales and marketing in the consolidated statements of operations and comprehensive income (loss).
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
The Company exercises judgment to determine the SSP (standalone selling price) for each distinct performance obligation. In instances where the SSP is not directly observable, such as when the Company does not sell the product or service separately, the Company determines the SSP using information that may include a competitive market assessment approach and other observable inputs. The Company typically has more than one SSP for individual products and services.
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
Sales and Marketing Costs
The Company engages in sales and marketing through various online marketing channels, which include affiliate and search marketing as well as online partnerships. The Company expenses sales and marketing costs as incurred. For the years ended December 31, 2017, 2018 and 2019, the Company’s sales and marketing costs were $277.5 million, $265.4 million and $258.0 million, respectively.
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
Foreign currency transaction losses were $0.8 million, $0.5 million, and $1.5 million during the years ended December 31, 2017, 2018 and 2019, respectively. These amounts are recorded in general and administrative expense in the Company’s consolidated statements of operations and comprehensive income (loss).
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
As part of the Tax Cut and Jobs Act of 2017, the Company is subject to a territorial tax system in which it is required to make an accounting policy in providing for tax on Global Intangible Low Taxed Income (“GILTI”) earned by certain foreign subsidiaries. The Company has elected to treat the impact of GILTI as a period cost, to be reported as a part of continuing operations, as a component of income tax expense.
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
In addition, ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is more likely than not to be realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company had $1.1 million unrecognized tax benefits as of December 31, 2017, $4.4 million as of December 31, 2018, and $4.7 million as of December 31, 2019.
The Company records interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company recognized $0.1 million, $0.4 million, and $0.5 million of interest and penalties related to unrecognized tax benefits during the years ended December 31, 2017, 2018 and 2019, respectively.
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
Net (Loss) Income per Share
The Company considered ASC 260-10, Earnings per Share, or ASC 260-10, which requires the presentation of both basic and diluted earnings per share in the consolidated statements of operations and comprehensive income (loss). The Company’s basic net (loss) income per share is computed by dividing net (loss) income by the weighted-average number of shares of common stock outstanding for the period, and, if there are dilutive securities, diluted net (loss) income per share is computed by including common stock equivalents which includes shares issuable upon the exercise of stock options, net of shares assumed to have been purchased with the proceeds, using the treasury stock method.
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

	For the Year Ended December 31,
	2017	2018	2019
	(in thousands, except share amounts and per share data)
Computation of basic and diluted net (loss) income per share:
Net (loss) income attributable to Endurance International Group Holdings, Inc.	$(107,308)	$4,534	$(12,347)
Net (loss) income per share attributable to Endurance International Group Holdings, Inc.:
Basic	$(0.78)	$0.03	$(0.09)
Diluted	$(0.78)	$0.03	$(0.09)
Weighted-average number of common shares used in computing net (loss) income per share attributable to Endurance International Group Holdings, Inc.:
Basic	137,322,201	142,316,993	145,259,691
Diluted	137,322,201	145,669,760	145,259,691

The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted (loss) income per share because the effect of including such potentially dilutive shares would have been anti-dilutive:

	For the Year Ended December 31,
	2017	2018	2019
Restricted Stock Awards and Units	8,967,840	4,325,516	4,035,923
Options	10,728,795	8,443,928	8,570,215
Total	19,696,635	12,769,444	12,606,138

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
As permitted under Delaware and other applicable law, Holdings' charter and by-laws and those of its subsidiary companies provide that the Company shall indemnify its officers and directors for certain liabilities, including those incurred by reason of the fact that the officer or director is, was, or has agreed to serve as an officer or director of the Company. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited.
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
Through December 31, 2019, the only losses incurred by the Company in connection with any of its indemnification obligations or guarantees relate to immaterial amounts incurred to indemnify officers in connection with SEC investigations settled by the Company in 2018. The Company does not expect material claims related to these indemnification obligations and consequently concluded that the fair value of these obligations is negligible.
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

The Company adopted the new standard on January 1, 2019. The Company elected to utilize the available practical expedients and implemented internal controls and reporting systems to enable the preparation of the financial information on adoption and on an ongoing basis subsequent to adoption. Upon adoption, the Company recorded an ROU asset of $114.9 million, and a lease liability of $124.5 million, and reduced accrued facility exit costs by $1.7 million and deferred rent liabilities by $7.9 million. There was no impact to opening retained earnings as a result of the adoption of the new guidance. The impact of applying ASC 842 on the results for reporting periods and balance sheet beginning after January 1, 2019 is presented under ASC 842, while prior amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC 840, Leases. The Company's accounting for finance leases remained substantially unchanged. See Note 7, Leases, for further details.
In July 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718). The new guidance expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments in ASU No. 2018-07 specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor's own operations by issuing share-based payment awards to a non-employee. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contract with Customers. The new guidance is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years and early adoption is permitted, provided the company has already adopted the guidance in Topic 606. A company should only remeasure liability-classified awards that have not been settled by the date of adoption and equity-classified awards for which a measurement date has not been established through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. Upon transition, the company is required to measure these nonemployee awards at fair value as of the adoption date. The Company adopted the guidance on January 1, 2019. The adoption of this guidance did not have a material impact on its consolidated financial statements.
Recent Accounting Pronouncements - Recently Issued
In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. The new guidance provides for the deferral of implementation costs for cloud computing arrangements and expensing those costs over the term of the cloud services arrangement. The new guidance is effective for fiscal years beginning after December 15, 2019. The Company is currently evaluating the timing of adoption and the expected impact of the new guidance.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740), which amends the existing guidance relating to the accounting for income taxes. This ASU is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles of accounting for income taxes and to improve the consistent application of GAAP for other areas of accounting for income taxes by clarifying and amending existing guidance. The new guidance is effective for fiscal years beginning after December 15, 2020. The Company does not expect that the adoption of this new guidance will have a material impact on its consolidated financial statements.
3. Acquisitions/ Divestitures
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
Acquisitions—2019
Ecomdash

On September 13, 2019, the Company acquired substantially all of the assets of LTD Software LLC, doing business as Ecomdash (“Ecomdash”), which is a software provider that offers inventory management and marketplace listing solutions for small and mid-sized businesses selling online. The aggregate purchase price was $9.6 million, of which approximately $8.9 million was paid in cash at the closing. The Company retained the remainder of the purchase price as a holdback to fund any working capital adjustment, if applicable, and to serve as security for the indemnification obligations of the seller under the asset purchase agreement. Subject to any indemnification claims, the Company will release the holdback funds, less a small working capital adjustment, to the seller twelve months from the closing date. Transaction costs were expensed as incurred and were not material. The Company has accounted for this transaction as a business combination in accordance with the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date. The following table summarizes the preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed at the date of acquisition:

September 13, 2019
(in thousands)

Working capital	$(187)
Goodwill	6,973
Developed technology	2,445
Subscriber relationships	390
Total	$9,621

Goodwill related to the acquisition is deductible for tax purposes.
Divestitures—2019
On December 5, 2019, the Company completed the sale of substantially all assets of its SinglePlatform digital storefront business, including all of the membership interests of its subsidiary SinglePlatform, LLC, to TripAdvisor LLC for consideration of approximately $51.0 million in cash. The Company recognized a pre-tax gain on the sale of $40.7 million during the fourth quarter of 2019, which was recorded as an operating expense in the consolidated statements of operations and other comprehensive income (loss). SinglePlatform contributed $28.4 million and $25.4 million in revenue in the years ended December 31, 2018 and 2019, respectively.
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
As of December 31, 2018 and 2019, the Company’s financial assets required to be measured on a recurring basis consist of the 2015 interest rate cap, the 2018 interest rate cap and certain cash equivalents, which include money market instruments and bank time deposits. The Company has classified these interest rate caps, which are discussed in Note 5. Derivatives and Hedging Activities below, within Level 2 of the fair value hierarchy. The Company has also classified these cash equivalents within Level 2 of the fair value hierarchy.
Basis of Fair Value Measurements

	Balance	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Balance at December 31, 2018
Financial assets:
Cash equivalents (included in cash and cash equivalents)	$7,874	$—	$7,874	$—
Interest rate cap (included in other assets)	2,583	—	2,583	—
Total financial assets	$10,457	$—	$10,457	$—
Balance at December 31, 2019
Financial assets:
Cash equivalents (included in cash and cash equivalents)	$2,834	$—	$2,834	$—
Interest rate cap (included in other assets)	6	—	6	—
Total financial assets	$2,840	$—	$2,840	$—

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
In December 2015, the Company entered into a three-year interest rate cap with a $500.0 million notional value outstanding. This interest rate cap was effective beginning on February 29, 2016 and matured on February 27, 2019. The fair value of this interest rate contract included in other assets on the consolidated balance sheet as of December 31, 2018 and 2019 was $0.5 million and $0.0 million, respectively. The Company recognized interest expense of $1.9 million and $0.4 million, respectively, in the Company’s consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2018 and 2019, respectively. The Company recognized a $0.1 million loss in Accumulated Other Comprehensive Income ("AOCI") for the year ended December 31, 2019. For the year ended December 31, 2018, the Company recognized a $2.1 million gain in AOCI, net of a tax expense of $0.5 million.
In June 2018, the Company entered into a three-year interest rate cap with an $800.0 million notional value outstanding. This interest rate cap was effective beginning on August 28, 2018. The fair value of this interest rate contract included in other assets on the consolidated balance sheet as of December 31, 2018 and 2019 was $2.0 million and $0.0 million, respectively, and the Company recognized $0.9 million and $1.8 million, respectively, of interest expense in the Company’s consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2018 and 2019, respectively. The Company recognized a $2.7 million loss, net of a tax benefit of $0.6 million, in AOCI for the year ended December 31, 2018. The Company recognized a $0.3 million loss, net of a tax benefit of $0.1 million, in AOCI for the year ended December 31,

2019. The Company estimates that $1.8 million will be reclassified from AOCI to interest expense (as an increase to interest expense) in the next twelve months.
The changes in the fair value of derivatives that qualify as cash flow hedges are recorded in AOCI, and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Any ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. There was no ineffectiveness recorded in earnings for the year ended December 31, 2019.
6. Property, Plant and Equipment
Components of property and equipment consisted of the following:

	December 31, 2018	December 31, 2019
	(in thousands)
Land	$790	$790
Building	7,819	8,285
Software	102,259	109,546
Computers and office equipment	157,396	187,056
Furniture and fixtures	19,258	18,918
Leasehold improvements	20,215	20,469
Construction in process	12,314	5,850
Property and equipment—at cost	320,051	350,914
Less accumulated depreciation	(227,776)	(264,989)
Property and equipment—net	$92,275	$85,925

Depreciation expense related to property and equipment for the years ended December 31, 2017, 2018 and 2019 was $55.2 million, $48.2 million, and $45.0 million, respectively.
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
During the years ended December 31, 2017, 2018 and 2019, the Company did not recognize any impairments with respect to its property, plant and equipment.
During the years ended December 31, 2018 and 2019, the Company entered into agreements to finance software licenses for use on certain data center server equipment for terms ranging from twenty-four months to thirty-nine months.
As of December 31, 2018 and 2019, the Company’s software shown in the above table included the software assets under financed equipment was as follows:

	December 31, 2018	December 31, 2019
	(in thousands)
Software	$16,715	$16,715
Less accumulated depreciation	(6,221)	(11,989)
Financed equipment—net	$10,494	$4,726

At December 31, 2019, the expected future minimum lease payments under financed equipment discussed above were approximately as follows:

Amount
(in thousands)
2020	$828
2021	—
Total minimum lease payments	828
Less amounts representing interest	(38)
Present value of financed equipment	$790
Current portion	790
Long-term portion	—
7. Leases
The Company has operating leases for data centers, corporate offices, data center equipment, and office equipment. The Company's leases have remaining lease terms of 1 year to 8 years, some of which include options to extend. The Company's lease expense for the year ended December 31, 2019 consisted entirely of operating leases and amounted to $28.8 million. Operating lease payments, which reduced operating cash flows for the year ended December 31, 2019, amounted to $27.3 million. Supplemental balance sheet information related to leases was as follows:

December 31, 2019
(in thousands)
Operating lease right-of-use assets	$90,519

Operating lease liabilities—short term	21,193
Operating lease liabilities—long term	78,151
Total operating lease liabilities	$99,344

As of December 31, 2019, the weighted-average remaining lease term was 5.32 years and the discount rate for the Company's leases was 6.77%. Maturities for leases were as follows:

Operating Leases
(in thousands)
2020	$27,098
2021	20,728
2022	18,882
2023	17,656
2024	13,832
Thereafter	20,693
Total lease payments	118,889
Less imputed interest	19,545
Total	$99,344

Total net rent expense incurred under non-cancellable operating leases for the years ended December 31, 2017, 2018 and 2019, were $22.1 million, $20.8 million and $20.4 million, respectively. Total sublease income for the years ended December 31, 2017, 2018 and 2019 was $0.5 million, $1.0 million and $1.4 million, respectively.
8. Goodwill and Other Intangible Assets
The following table summarizes the changes in the Company’s goodwill balances as of December 31, 2018 and 2019:

	Web presence	Email marketing	Domain	Total
	(in thousands)
Goodwill balance at December 31, 2017	$1,216,419	$604,305	$29,858	$1,850,582
Foreign translation impact	(1,517)	—	—	(1,517)
Goodwill balance at December 31, 2018	$1,214,902	$604,305	$29,858	$1,849,065
Goodwill related to 2019 acquisition	—	6,973	—	6,973
Goodwill related to 2019 divestiture	—	(7,864)	—	(7,864)
Foreign translation impact	(531)	—	—	(531)
Impairment	(12,333)	—	—	(12,333)
Goodwill balance at December 31, 2019	$1,202,038	$603,414	$29,858	$1,835,310

In accordance with ASC 350, the Company reviews goodwill and other indefinite-lived intangible assets for indicators of impairment on an annual basis, in addition to ad hoc reviews of goodwill if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount.
As of December 31, 2018, other intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(dollars in thousands)
Developed technology	$284,266	$180,914	$103,352	7 years
Subscriber relationships	659,515	486,518	172,997	7 years
Tradenames	134,048	84,617	49,431	8 years
Intellectual property	34,263	28,954	5,309	5 years
Domain names available for sale	30,981	9,554	21,427	Indefinite
Total December 31, 2018	$1,143,073	$790,557	$352,516

As of December 31, 2019, other intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(dollars in thousands)
Developed technology	$280,330	$207,844	$72,486	7 years
Subscriber relationships	659,837	529,276	130,561	7 years
Tradenames	134,046	94,982	39,064	8 years
Intellectual property	34,263	31,372	2,891	5 years
Domain names available for sale	18,160	18,160	—	Indefinite
Total December 31, 2019	$1,126,636	$881,634	$245,002

During the year ended December 31, 2018 there were no impairment charges of intangible assets. During the year ended December 31, 2019, the Company recorded an aggregate impairment charge of $25.2 million relating to premium domain name intangible assets acquired in 2014, consisting of an impairment charge of $17.9 million recognized in the three months ended June 30, 2019 and an impairment charge of $7.3 million in the three months ended December 31, 2019. Both of these impairment charges were recorded in cost of revenue in the consolidated statements of operations and comprehensive income (loss). The impairments resulted from recent market conditions that have adversely impacted cash flows from these assets, and these market conditions are expected to continue.
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
The Company’s amortization expense is included in cost of revenue in the aggregate amounts of $140.4 million, $103.1 million, and $85.2 million for the years ended December 31, 2017, 2018 and 2019, respectively.

As of December 31, 2019, the expected future amortization of the other intangible assets, excluding indefinite life and in-process research and development intangibles, was approximately as follows:

Amount
Year Ending December 31,	(in thousands)
2020	$71,321
2021	61,322
2022	37,699
2023	18,178
2024	13,935
Thereafter	42,547
Total	$245,002

9. Investments
As of December 31, 2018 and 2019, the Company’s carrying value of investments in privately-held companies was $15.0 million and $15.0 million, respectively.
In May 2014, the Company made a strategic investment of $15.0 million in Automattic, Inc. (“Automattic”), which provides content management systems associated with WordPress. The investment represents less than 5.0% of the outstanding shares of Automattic. The investment is accounted for using the measurement alternative under ASU 2016-01 as fair value is not readily available.
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
On April 8, 2016, the Company made an investment of $5.0 million for a 33.0% equity interest in Fortifico Limited, a company providing a billing, customer relationship management (CRM), and affiliate management solution to small and mid-sized businesses. During the year ended December 31, 2016, the Company incurred a charge of $4.7 million to impair the Company's 33% equity interest in Fortifico Limited, after determining that there were diminishing projected future cash flows on this investment.
Investments in which the Company’s interest is less than 20.0% and which are not classified as available-for-sale securities are carried at the lower of cost or net realizable value unless it is determined that the Company exercises significant influence over the investee company, in which case the equity method of accounting is used. For those investments in which the Company’s voting interest is between 20.0% and 50.0%, the equity method of accounting is used. Under this method, the investment balance, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee company, as they occur, limited to the extent of the Company’s investment in, advances to and commitments for the investee. These adjustments are reflected in equity (income) loss of unconsolidated entities, net of tax in the Company’s consolidated statements of operations and comprehensive income (loss). The Company recognized net profit of $0.1 million and net loss of $0.3 million for the years ended December 31, 2017 and 2018, respectively. The Company recorded no charges related to its investments during the year ended December 31, 2019.
From time to time, the Company may make new and follow-on investments and may receive distributions from investee companies. As of December 31, 2019, the Company was not obligated to fund any follow-on investments in these investee companies.
As of December 31, 2019, the Company did not have an equity method investment in which the Company’s proportionate share exceeded 10% of the Company’s consolidated assets or income from continuing operations. As of December 31, 2019, the Company did not have an equity method investment in which the Company’s proportionate share of net losses exceeded 20% of net loss of the Company’s consolidated statement of operations and comprehensive income (loss).
10. Notes Payable
As of December 31, 2018 and 2019, notes payable, net of original issuance discounts (sometimes referred to as "OID") and deferred financing costs, consisted of the following:

	December 31, 2018	December 31, 2019
	(in thousands)
Term Loan	$1,470,085	$1,347,056
Notes	331,576	334,417
Revolving credit facilities	—	—
Total notes payable	1,801,661	1,681,473
Current portion of notes payable	31,606	31,606
Notes Payable—long term	$1,770,055	$1,649,867

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
The Term Loan has a maturity date of February 9, 2023 and requires quarterly mandatory repayments of principal. During the year ended December 31, 2019, the Company made four mandatory repayments of $7.9 million, three voluntary repayments of $17.1 million each, and one mandatory payment of $48.1 million (triggered by the sale of the SinglePlatform business during the fourth quarter), for a total repayment of $131.0 million.
Interest is payable on maturity of the elected interest period for a term loan with LIBOR-based interest rate, which interest period can be one, two, three or six months. Interest is payable at the end of each fiscal quarter for a term loan with an alternate base rate.
As of December 31, 2018 and 2019, the Term Loan had an outstanding balance of:

	December 31, 2018	December 31, 2019
	(in thousands)
Term Loan	$1,505,002	$1,374,022
Unamortized deferred financing costs	(18,556)	(14,331)
Unamortized original issue discount	(16,361)	(12,635)
Net Term Loan	1,470,085	1,347,056
Current portion of Term Loan	31,606	31,606
Term Loan—long term	$1,438,479	$1,315,450

Revolving Credit Facility
The Company has a revolving credit facility (the "Revolver"), which has an aggregate available amount of $165.0 million. As of December 31, 2018 and 2019, the Company did not have any balances outstanding under the Revolver and the full amount of the facility was unused and available.
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
The Company has the ability to draw down against the Revolver using a LIBOR-based interest rate or an alternate based interest rate. The LIBOR-based interest rate for a non-extended revolving loan is 4.0% per annum (subject to a leverage-based step-down) and for an extended revolving loan is 3.25% per annum (subject to a leverage-based step-down), in each plus an adjusted LIBOR for a selected interest period. The alternate base rate for a non-extended revolving loan is 3.0% per annum (subject to a leverage-based step-down) and for an extended revolving loan is 2.25% per annum (subject to a leverage-based step down), in each case plus the greatest of the prime rate, the federal funds rate plus 0.50% and an adjusted LIBOR for a one-month interest period plus 1.00%. There is also a non-refundable commitment fee, equal to 0.50% per annum (subject to a leverage-based step-down) of the daily unused principal amount of the Revolver, which is payable in arrears on the last day of each fiscal quarter. Interest is payable on maturity of the elected interest period for a Revolver loan with a LIBOR-based interest rate, which interest period can be one, two, three or six months. Interest is payable at the end of each fiscal quarter for a Revolver loan with an alternate base rate.
Senior Notes
In connection with the acquisition of Constant Contact, Inc. ("Constant Contact") in February 2016, EIG Investors issued $350.0 million aggregate principal amount of Senior Notes (the “Senior Notes”) with a maturity date of February 1, 2024. The Senior Notes were issued at a price of 98.065% of par and bear interest at the rate of 10.875% per annum. The Senior Notes have been fully and unconditionally guaranteed, on a senior unsecured basis, by the Company and its subsidiaries that guarantee the Term Loan and the Revolver (including Constant Contact and certain of its subsidiaries). The Company has the right to redeem all or part of the Senior Notes at any time for a premium which is based on the applicable redemption date. As of December 31, 2018 and 2019, the Senior Notes had an outstanding balance of:

	December 31, 2018	December 31, 2019
	(in thousands)
Senior Notes	$350,000	$350,000
Unamortized deferred financing costs	(13,436)	(11,359)
Unamortized original issue discounts	(4,988)	(4,224)
Net Senior Notes	331,576	334,417
Current portion of Senior Notes	—	—
Senior Notes—long term	$331,576	$334,417

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
Maturity of Notes Payable
The maturity of the notes payable as of December 31, 2019 is as follows:

Amounts
Maturity date as of December 31,	(in thousands)
2020	$31,606
2021	31,606
2022	31,606
2023	1,279,204
2024	350,000
Thereafter	—
Total	$1,724,022

Interest
The Company recorded $157.1 million, $149.5 million, and $144.7 million in interest expense for the years ended December 31, 2017, 2018 and 2019, respectively.
The following table provides a summary of loan interest rates incurred and interest expense for the years ended December 31, 2017, 2018 and 2019:

	For the Year Ended December 31,
	2017	2018	2019
	(dollars in thousands)
Interest rate—LIBOR	5.14%-6.68%	5.46%-6.44%	5.45%-6.44%
Interest rate—alternate base	*	*	*
Interest rate—Notes	10.875%	10.875%	10.875%
Non-refundable fee—unused facility	0.50%	0.50%	0.50%
Interest expense and service fees	$138,041	$136,094	$132,326
Loss on extinguishment of debt	992	331	—
Deferred financing costs immediately expensed	5,487	1,228	—
Amortization of deferred financing fees	7,316	6,454	7,179
Amortization of original issue discounts	3,860	4,305	4,490
Amortization of net present value of deferred consideration	632	373	163
Other interest expense	814	695	$518
Total interest expense	$157,142	$149,480	$144,676
* The Company did not have debt bearing interest based on the alternate base rate for the years ended December 31, 2018 and 2019.
The Company concluded that the refinancing of its then-outstanding term loan in June 2018 (the "2018 Refinancing") was primarily a debt modification of the existing term loan in accordance with ASC 470-50, Debt: Modifications and Extinguishments, with extinguishment relating only to one existing lender that did not participate in the 2018 Refinancing. As a result, during the second quarter of 2018, the Company capitalized $0.4 million of deferred financing costs related to new lenders participating in the Term Loan. These capitalized costs will be amortized over the remaining life of the loan using the effective interest method. Additionally, in the second quarter of 2018, the Company recorded a charge of $0.3 million, included in interest expense, to write off OID and deferred financing costs related to the refinanced debt for the lender not participating in the Term Loan. Lastly, the Company recorded a charge of $1.2 million during the second quarter of 2018, included in interest expense, for deferred financing costs incurred for the Term Loan that related to existing lenders that carried over from the refinanced debt.
Debt Covenants
The Term Loan and the Revolver (together, the "Senior Credit Facilities") require that the Company complies with a financial covenant to maintain a maximum ratio of consolidated senior secured net indebtedness to an adjusted consolidated EBITDA measure.
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
The Company was in compliance with all covenants at December 31, 2019.

11. Stockholders’ Equity
The Company’s restated certificate of incorporation authorizes the issuance of up to 500,000,000 shares of common stock and up to 5,000,000 shares of preferred stock, each having a par value of $0.0001 per share. All holders of common stock are entitled to one vote per share. Upon the issuance of preferred stock, if any, the voting, dividend and liquidation rights of the holders of the common stock will be subject to and qualified by the rights of the holders of the preferred stock. Preferred stock may be issued from time to time in one or more series. The Company's board of directors has the authority to establish voting powers, designations, preferences and other special rights, including dividend rights and liquidation preferences, to the full extent permitted by law for each series of preferred stock that may be issued.
There were no shares of preferred stock issued or outstanding as of December 31, 2018 and 2019.
12. Stock-Based Compensation
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
2013 Stock Incentive Plan
The Amended and Restated 2013 Stock Incentive Plan (the “2013 Plan”) of the Company became effective upon the closing of the Company's IPO. The 2013 Plan provides for the grant of options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to employees, officers, directors, consultants and advisers of the Company. Under the 2013 Plan, the Company may issue up to 38,000,000 shares of the Company’s common stock. At December 31, 2019, there were 12,959,690 shares available for grant under the 2013 Plan.
2011 Stock Incentive Plan
As of February 9, 2016, the effective date of the acquisition of Constant Contact, the Company assumed and converted certain outstanding equity awards granted by Constant Contact under the Constant Contact 2011 Stock Incentive Plan (the “2011 Plan”) prior to the effective date of the acquisition (the “Assumed Awards”) into corresponding equity awards with respect to shares of the Company’s common stock. In addition, the Company assumed certain shares of Constant Contact common stock, par value $0.01 per share, available for issuance under the 2011 Plan (the “Available Shares”), which are available for future issuance under the 2011 Plan in satisfaction of the vesting, exercise or other settlement of options and other equity awards that may be granted by the Company following the effective date of the acquisition of Constant Contact in reliance on the prior approval of the 2011 Plan by the stockholders of Constant Contact. The Assumed Awards were converted into 2,143,987 stock options and 2,202,846 restricted stock units with respect to the Company’s common stock and the Available Shares were converted into 10,000,000 shares of the Company’s common stock reserved for future awards under the 2011 Plan. At December 31, 2019, there were 8,835,205 shares available for grant under the 2011 Plan.
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
All Plans

The following table presents total stock-based compensation expense recorded in the consolidated statements of operations and comprehensive income (loss) for all awards granted under the Company’s 2013 Plan and the 2011 Plan:

	For the Year Ended December 31,
	2017	2018	2019
	(in thousands)
Cost of revenue	$6,135	$3,823	$3,282
Sales and marketing	8,658	5,418	7,217
Engineering and development	6,090	4,495	4,908
General and administrative	39,118	15,328	20,285
Total stock-based compensation expense	$60,001	$29,064	$35,692

Under both plans combined, as of December 31, 2019, the Company has approximately $5.5 million of unrecognized stock-based compensation expense related to option awards that will be recognized over 1.6 years and approximately $45.3 million of unrecognized stock-based compensation expense related to restricted stock awards and units that will be recognized over approximately 1.9 years.
2013 Stock Incentive Plan
For stock options issued under the 2013 Plan, the fair value of each option is estimated on the date of grant, and upon the adoption of ASU 2016-09, the Company accounts for forfeitures as they are incurred. Unless otherwise approved by the Company’s board of directors, stock options typically vest over a three- or four-year period and the Company recognizes compensation expense on a straight-line basis over the requisite service period of the award. The Company uses the Black-Scholes option pricing model to estimate the fair value of stock option awards and determine the related compensation expense. The weighted-average assumptions used to compute stock-based compensation expense for awards granted under the 2013 Plan during the years ended December 31, 2017, 2018 and 2019 are as follows:

	2017	2018	2019
Risk-free interest rate	2.2%	2.9%	2.6%
Expected volatility	50.5%	47.8%	44.6%
Expected life (in years)	6.25	6.00	6.00
Expected dividend yield	—	—	—

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

The following table provides a summary of the Company’s stock options as of December 31, 2019 and the stock option activity for all stock options granted under the 2013 Plan during the year ended December 31, 2019:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(3) (in thousands)
Outstanding at December 31, 2018	7,322,293	$11.62
Granted	1,215,789	$7.99
Exercised	—	$—
Forfeited	(201,365)	$8.04
Canceled	(3,060,038)	$12.23
Outstanding at December 31, 2019	5,276,679	$10.57	6.7	$—
Exercisable at December 31, 2019	3,688,733	$11.63	5.8	$—
Expected to vest after December 31, 2019(1)	1,587,946	$8.12	8.6	$—
Exercisable as of December 31, 2019 and expected to vest thereafter(2)	5,276,679	$10.57	6.6	$—

(1)	This represents the number of unvested options outstanding as of December 31, 2019 that are expected to vest in the future.

(2)	This represents the number of vested options as of December 31, 2019 plus the number of unvested options outstanding as of December 31, 2019 that are expected to vest in the future.

(3)
The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock on December 31, 2019 of $4.70 per share, or the date of exercise, as appropriate, and the exercise price of the underlying options.

Restricted stock awards granted under the 2013 Plan generally vest annually over a four-year period, unless otherwise determined by the Company’s board of directors. Performance-based restricted stock awards are earned based on the achievement of performance criteria established by the Company’s compensation committee and board of directors. The following table provides a summary of the Company’s restricted stock award activity for the 2013 Plan during the year ended December 31, 2019:

	Restricted Stock Awards	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2018	443,247	$11.67
Granted	—	$—
Vested	(246,757)	$12.57
Canceled	(36,973)	$9.87
Non-vested at December 31, 2019	159,517	$10.68

Restricted stock units granted under the 2013 Plan generally vest annually over a three-year period, unless otherwise determined by the Company’s board of directors. The following table provides a summary of the Company’s restricted stock unit activity for the 2013 Plan during the year ended December 31, 2019:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2018	5,203,259	$7.69
Granted	7,426,877	$6.62
Vested	(2,126,221)	$7.70
Canceled	(1,498,806)	$7.12
Non-vested at December 31, 2019	9,005,109	$6.90

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
282,500 of the restricted stock units subject to the RSU Award vested immediately on the Effective Date, but are subject to a requirement that Mr. Fox hold the shares underlying such restricted stock units until the earlier of the third anniversary of the Effective Date, his death or disability (as defined in the Employment Agreement) or a change in control of the company (as defined in the Employment Agreement). The Company recorded a charge of $2.2 million for these immediately vested shares during the year ended December 31, 2017. The remaining 750,000 restricted stock units subject to the RSU Award will vest over a three-year period, with 250,000 of such restricted stock units vesting annually on the anniversary of the Effective Date. The Stock Option Grant will vest over a three-year period, with one-third of the total number of shares subject to the Stock Option Grant vesting on the first anniversary of the Effective Date and the remainder vesting in equally monthly installments thereafter.
2011 Stock Incentive Plan
For stock options issued under the 2011 Plan, the fair value of each option is estimated on the date of grant. Unless otherwise approved by the Company’s board of directors, stock options typically vest over a three- or a four years period and the Company recognizes compensation expense on a straight-line basis over the requisite service period of the award. The Company uses the Black-Scholes option simplified pricing model to estimate the fair value of stock option awards and determine the related compensation expense. There were no stock options granted under the 2011 Plan for the years ended December 31, 2018 and 2019.
The following table provides a summary of the Company’s stock options as of December 31, 2019 and the stock option activity for all stock options granted under the 2011 Plan during the year ended December 31, 2019:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(3) (in thousands)
Outstanding at December 31, 2018	715,104	$9.00
Granted	—	$—
Exercised	(6,793)	$4.81
Forfeited	(27,281)	$9.53
Canceled	(147,483)	$9.75
Outstanding at December 31, 2019	533,547	$8.83	2.0	$19
Exercisable at December 31, 2019	512,265	$8.79	1.9	$19
Expected to vest after December 31, 2019(1)	21,282	$9.71	3.6	$—
Exercisable as of December 31, 2019 and expected to vest thereafter(2)	533,547	$8.83	2.0	$19

(1)	This represents the number of unvested options outstanding as of December 31, 2019 that are expected to vest in the future.

(2)	This represents the number of vested options as of December 31, 2019 plus the number of unvested options outstanding as of December 31, 2019 that are expected to vest in the future.

(3)
The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock on December 31, 2019 of $4.70 per share, or the date of exercise, as appropriate, and the exercise price of the underlying options.

Unless otherwise determined by the Company’s board of directors, restricted stock units granted under the 2011 Plan generally vest annually over a three or four-year period. The following table provides a summary of the Company’s restricted stock unit activity for the 2011 Plan during the year ended December 31, 2019:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2018	868,026	$8.26
Granted	—	$—
Vested	(435,919)	$8.20
Canceled	(111,965)	$8.26
Non-vested at December 31, 2019	320,142	$8.35

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
13. Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of tax were as follows:

	Foreign Currency Translation Adjustments	Unrealized Losses on Cash Flow Hedges	Total
	(in thousands)
Balance at December 31, 2017	$696	$(1,237)	$(541)
Other comprehensive loss	(2,233)	(437)	(2,670)
Balance at December 31, 2018	(1,537)	(1,674)	(3,211)
Other comprehensive loss	(598)	(279)	(877)
Balance at December 31, 2019	$(2,135)	$(1,953)	$(4,088)

14. Revenue
During the year ended December 31, 2019, the Company recognized $1,113.3 million of revenue, the majority of which was derived from contracts with customers.
During the year ended December 31, 2019, the Company did not incur any impairment losses on any receivables or contract assets arising from the Company’s contracts with customers.
During the year ended December 31, 2019, the Company did not incur any credit losses on any receivables or contract assets arising from the Company’s contracts with customers.
In accordance with ASC 606, the Company disaggregates revenue from contracts with customers based on the timing of revenue recognition. The Company determined that disaggregating revenue into these categories depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. As discussed in Note 21, Segment Information, the Company business consists of the web presence, email marketing and domain segments. The following table presents disaggregated revenues by category for the years ended December 31, 2018 and 2019:

	Year Ended December 31, 2018
	Web presence	Email marketing	Domain	Total
	(in thousands)
Subscription-based revenue
Direct revenue from subscriptions	$561,583	$404,533	$52,016	$1,018,132
Professional services	13,414	1,373	401	15,188
Reseller revenue	21,587	3,537	51,754	76,878
Total subscription-based revenue	$596,584	$409,443	$104,171	$1,110,198

Non-subscription-based revenue
MDF	$7,842	$609	$789	$9,240
Premium domains	84	—	20,025	20,109
Domain parking and monetization	805	—	4,939	5,744
Total non-subscription-based revenue	$8,731	$609	$25,753	$35,093

Total revenue	$605,315	$410,052	$129,924	$1,145,291

	Year Ended December 31, 2019
	Web presence	Email marketing	Domain	Total
	(in thousands)
Subscription-based revenue
Direct revenue from subscriptions	$538,136	$404,722	$50,827	$993,685
Professional services	12,141	1,611	437	14,189
Reseller revenue	18,971	3,685	51,225	73,881
Total subscription-based revenue	$569,248	$410,018	$102,489	$1,081,755

Non-subscription-based revenue
MDF	$6,642	$654	$1,228	$8,524
Premium domains	92	—	17,474	17,566
Domain parking and monetization	722	—	4,711	5,433
Total non-subscription-based revenue	$7,456	$654	$23,413	$31,523

Total revenue	$576,704	$410,672	$125,902	$1,113,278
Subscription-based revenue is primarily recognized over time, when the services are performed, except for third party products for which the Company acts as an agent. Revenue from third party products for which the Company acts as an agent is recognized at a point in time, when the revenue is earned.
Revenue, classified by the major geographic areas in which the Company’s customers are located, was as follows for the years ended December 31, 2018 and 2019:

	Year Ended December 31, 2018
	Web presence	Email marketing	Domain	Total
	(in thousands)
Domestic	$405,928	$376,974	$50,962	$833,864
International	199,387	33,078	78,962	311,427
Total	$605,315	$410,052	$129,924	$1,145,291

	Year Ended December 31, 2019
	Web presence	Email marketing	Domain	Total
	(in thousands)
Domestic	$386,072	$379,516	$47,282	$812,870
International	190,632	31,156	78,620	300,408
Total	$576,704	$410,672	$125,902	$1,113,278

15. Redeemable Non-Controlling Interest
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
Throughout the balance of fiscal year 2016, the Company acquired additional equity interests in WZ UK for an aggregate price of $33.4 million, which increased the Company's ownership from 57.5% to 86.4%. As part of the agreement to acquire these additional interests, the Company agreed to acquire the remaining 13.6% of WZ UK for $25.0 million, under certain circumstances. Based on the Company's fair value measurement of the NCI using market multiples and discounted cash flows, the Company determined that the estimated fair value of the non-controlling interest was below the expected redemption amount of $25.0 million, which resulted in $14.2 million of excess accretion that reduced income available to common shareholders for the period starting on the date of the restructuring through the redemption date of July 1, 2017. The Company recognized excess accretion of $6.8 million and $7.2 million during the years ended December 31, 2016 and 2017, respectively, which is reflected in net loss attributable to accretion of non-controlling interest in the Company’s consolidated statements of operations and comprehensive income (loss). On July 7, 2017, the Company redeemed the remaining redeemable non-controlling interest for $25.0 million.
16. Income Taxes
The following table presents domestic and foreign components of (loss) income before income taxes for the periods presented:

	Year Ended December 31,
	2017	2018	2019
	(in thousands)
United States	$(117,715)	$(52,029)	$2,773
Foreign	540	50,584	2,759
Total (loss) income before income taxes	$(117,175)	$(1,445)	$5,532

The components of the (benefit) provision for income taxes consisted of the following:

	Year Ended December 31,
	2017	2018	2019
Current:	(in thousands)
U.S. federal	$319	$(4,000)	$1,409
State	2,610	2,772	2,776
Foreign	2,597	5,420	3,025
Total current provision	5,526	4,192	7,210
Deferred:
U.S. federal	(36,854)	(4,671)	10,505
State	(3,243)	236	(913)
Foreign	9,377	10,435	(1,848)
Change in valuation allowance	7,913	(16,438)	2,925
Total deferred (benefit) provision	(22,807)	(10,438)	10,669
Total (benefit) provision	$(17,281)	$(6,246)	$17,879

The income tax expense for the year ended December 31, 2019 was primarily attributable to a $10.6 million federal and state deferred tax expense, a foreign deferred tax expense of $0.1 million, a federal and state current income tax expense of $4.2 million, and foreign current tax expense of $3.0 million. This aggregate tax expense of $17.9 million includes $1.4 million of reserves provided for unrecognized tax benefits.
The income tax benefit for the year ended December 31, 2018 was primarily attributable to a $9.6 million federal and state deferred tax benefit, a foreign deferred tax benefit of $0.8 million, and a federal and state current income tax benefit of $1.3 million, offset by foreign current tax expense of $5.4 million. This aggregate tax benefit of $6.2 million includes $2.2 million of reserves provided for unrecognized tax benefits.
The income tax benefit for the year ended December 31, 2017 was primarily attributable to a federal and state deferred tax benefit of $21.8 million (which includes a $16.9 million tax benefit pertaining to the federal tax rate change as a result of the Tax Cut and Jobs Act of 2017 and the identification and recognition of $1.2 million of U.S. federal and state tax credits) and a foreign deferred tax benefit of $1.0 million, offset by a provision for federal and state current income taxes of $2.9 million and foreign current tax expense of $2.6 million. This aggregate tax benefit of $17.3 million includes $1.1 million of reserves provided for unrecognized tax benefits.
The following table presents a reconciliation of the Company's income tax (benefit) expense based on statutory income tax rates and the actual income tax (benefit) expense, for the periods presented:

	Year Ended December 31,
	2017	2018	2019
	(in thousands)
U.S. federal taxes at statutory rate	$(40,973)	$(303)	$582
State income taxes, net of federal benefit	(749)	265	1,981
Non-deductible stock-based compensation	9,265	3,906	8,358
Goodwill related	—	—	4,242
Non-deductible transaction costs	—	1,538	—
Non-taxable loss on redemption of equity interest	—	9,230	—
Credits	(1,247)	(5,659)	(4,484)
Foreign rate differential	(1,404)	369	(484)
Change in valuation allowance—U.S.	18,777	(5,199)	985
Change in valuation allowance—foreign	(10,864)	(11,239)	1,940
Rate change	(8,809)	694	30
Foreign attribute - write-off	9,261	—	—
Uncertain tax positions	1,129	2,195	1,367
Permanent differences and other	8,333	(2,043)	3,362
Total (benefit) expense	$(17,281)	$(6,246)	$17,879

The (benefit) expense for income taxes shown on the consolidated statements of operations and other comprehensive income (loss) differs considerably from amounts that would result from applying the statutory tax rates to income before taxes primarily because of U.S. net operating losses historically incurred, which offset federal income taxes, but do not fully offset state or foreign income taxes. In addition, acquisitions and the recent changes in U.S. tax law that limit the deductibility of interest expenses have impacted the calculation of deferred tax liabilities and created variability in deferred income tax benefit from period to period. Lastly, the Company provides a valuation allowance against most of its deferred tax assets, which prevents recognition of certain deferred tax assets and results in further variability in deferred income tax benefit from period to period.
The significant components of the Company’s deferred income tax assets and liabilities are as follows:

	As of December 31,
	2018	2019
	(in thousands)
Deferred income tax assets:
Net operating loss carry-forward	$39,765	$15,806
Credit carry-forward	33,526	37,373
Interest expense limitation carry-forward	14,711	28,131
Deferred compensation	179	134
Deferred revenue	3,752	—
Other reserves	2,549	—
Stock-based compensation	11,673	7,891
Operating lease	—	23,812
Other, net	977	—
Total deferred income tax assets	107,132	113,147
Deferred income tax liabilities:
Purchased intangible assets	(29,855)	(11,049)
Goodwill	(35,400)	(43,075)
Property and equipment	(11,183)	(12,000)
Operating lease	—	(21,729)
Deferred revenue	—	(553)
Other reserves	—	(736)
Other	—	(962)
Total deferred income tax liabilities	(76,438)	(90,104)
Valuation allowance	(47,151)	(50,076)
Net deferred income tax liabilities	$(16,457)	$(27,033)

The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realization of deferred tax assets requires significant management judgment. In determining whether its deferred tax assets are more likely than not realizable, the Company evaluated all available positive and negative evidence, and weighted the evidence based on its objectivity. Evidence the Company considered included:

•	Net Operating Losses ("NOL") incurred from the Company's inception to December 31, 2019

•	Expiration of various federal and state tax attributes

•	Reversals of existing temporary differences

•	Composition and cumulative amounts of existing temporary differences, and

•	Forecasted profit before tax
The Company assessed its ability to realize its U.S. deferred tax assets as of December 31, 2019 and determined that it was more likely than not that the Company would not realize $44.1 million of net deferred tax assets. The Company assessed its ability to realize its foreign deferred tax assets as of December 31, 2019 and determined that it was more likely than not that the Company would not realize $6.0 million of net deferred tax assets, of which $3.5 million is in the Netherlands, $1.5 million in Brazil, and $1.0 million in various other foreign jurisdictions.
As of December 31, 2019, the Company recorded the following tax attributes available to be carried forward:

Jurisdiction	Amount	Year Loss Carry-forwards Expire
	(in millions)
Domestic
Federal	$26.9	2037
State	78.0	various dates through 2039
Foreign
China	0.9	2021
Brazil	4.4	indefinite
Netherlands	12.4	2022
India	0.6	2022
Singapore	0.4	indefinite
Total NOL carry-forwards	$123.6

Domestic
Federal	$25.2	2034
State	15.5	various dates
Total tax credit carry-forwards	$40.7

Total tax attributes available	$164.3

Due to provisions of the Tax Cuts and Jobs Act of 2017, the Company has a carry-forward of disallowed interest expense of $114.9 million, which has an indefinite carry-forward period.
Utilization of the NOL carry-forwards may be subject to an annual limitation due to the ownership percentage change limitations under Section 382 of the Internal Revenue Code (“Section 382 limitation”). Ownership changes can limit the amount of net operating loss and other tax attributes that a company can use each year to offset future taxable income and taxes payable. In connection with a change in control in 2011, the Company was subject to Section 382 annual limitation of $77.1 million, which was in excess of the actual NOLs available. Therefore, these NOLs were not impacted by this limitation. The Company performed additional Section 382 analysis following its IPO during the year ended December 31, 2013, and after additional offerings of its common stock during the years ended December 31, 2014 and 2015, and determined that no additional Section 382 limitations applied. The acquisition of Constant Contact during the year ended December 31, 2016 was considered a change of control under Section 382 for Constant Contact, however, the amount of the limitation exceeded the amount of NOLs and other tax attributes available at the time of the acquisition, therefore, these NOLs and tax attributes were not adversely impacted by these limitations. As a result, all unused NOL carry-forwards at December 31, 2019 are available for future use to offset taxable income.
The Company recognizes, in its consolidated financial statements, the effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The Company has unrecognized tax benefits for uncertain tax positions of $4.4 million and $4.7 million at December 31, 2018 and 2019, respectively, that would affect its effective tax rate. The Company records interest related to unrecognized tax benefits in interest expense and penalties in operating expense. The Company recognized $0.1 million, $0.4 million and $0.5 million in interest and penalties related to unrecognized tax benefits during the years ended December 31, 2017, 2018 and 2019, respectively.
The Company does not expect a significant change in the liability for unrecognized tax benefits in the next 12 months.
The following table presents a reconciliation of the total amounts of unrecognized tax benefits:

	For the Year Ended December 31,
	2017	2018	2019
	(in thousands)
Unrecognized tax benefits at the beginning of the year	$—	$1,129	$4,381
Additions for tax positions of prior years	734	887	493
Reductions for tax positions of prior years	—	$—	(1,057)
Additions for tax positions of current year	395	2,365	881
Statute of limitation	—	—	(7)
Unrecognized tax benefits at the end of the year	$1,129	$4,381	$4,691

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
In the normal course of business, the Company is subject to examination by tax authorities throughout the world. Since the Company is in a loss carry-forward position, the Company is generally subject to U.S. federal and state income tax examinations by tax authorities for all years for which a loss carry-forward is utilized. The Company's Constant Contact subsidiary was under an Internal Revenue Service audit in the United States for the periods ended December 31, 2015 and February 9, 2016 (short period), which is now concluded. The adjustments resulting from the audit were immaterial. Several of our U.S. subsidiaries are under income tax examinations in various states for tax years 2011 to 2018. Certain of our subsidiaries are under tax audits in India for fiscal years ended March 31, 2015, 2016, 2017 and 2018, and one of our Israel subsidiaries is under audit for the fiscal years ended December 31, 2012, 2013, 2014, 2015, 2016 and 2017. At this time, the Company does not expect material changes as a result of the audits.
The statute of limitations in the Company’s other tax jurisdictions, in the United Kingdom and Brazil, remains open for various periods between 2014 and the present. However, carry-forward attributes from prior years may still be adjusted upon examination by tax authorities if they are used in an open period.
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
Permanent Reinvestment of Foreign Earnings
As of December 31, 2019, the cumulative amount of undistributed earnings of the Company's foreign subsidiaries amounted to $14.8 million. The Company has not provided U.S. taxes on these undistributed earnings of its foreign subsidiaries that it considers indefinitely reinvested. This indefinite reinvestment determination is based on the future operational and capital requirements of the Company's domestic and foreign operations. The Company expects that the cash held by its foreign subsidiaries of $28.9 million will continue to be used for its foreign operations and therefore does not anticipate repatriating these funds.
Included within the Tax Cuts and Jobs Act of 2017 were changes to Subpart F rules and a requirement for taxation of the aggregate net unrepatriated foreign earnings accumulated before January 1, 2018. These changes did not impact the Company in 2017 and the Company does not expect the Subpart F changes to have a material impact in the future. Except for Subpart F income, the Company has not provided taxes for the remaining $14.8 million of undistributed earnings of its profitable foreign subsidiaries because the Company plans to keep these amounts permanently reinvested overseas except for instances where it can remit such earnings to the U.S. without an associated net tax cost. If the Company decides to repatriate the foreign earnings, it would need to adjust its income tax provision in the period it determines that the earnings will no longer be indefinitely invested outside the United States. Due to the timing and circumstances of repatriation of such earnings, if any, it is not practicable to determine the unrecognized deferred tax liability relating to such amounts.

17. Severance and Other Exit Costs
The Company evaluates its data center, sales and marketing, support and engineering operations and the general and administrative function on an ongoing basis in an effort to optimize its cost structure. As a result, the Company may incur charges for employee severance, exiting facilities and restructuring data center commitments and other related costs.
2019 Restructuring Plan
In January 2019, the Company announced plans to eliminate approximately 40 positions located primarily in the southwest United States, and further consolidate a Massachusetts facility, in order to streamline operations and create operational efficiencies (the "2019 Restructuring Plan"). During the year ended December 31, 2019, the Company incurred severance costs of $0.8 million and paid $0.8 million. The Company had a remaining accrued severance liability of $0.0 million at December 31, 2019 in connection with the 2019 Restructuring Plan. The Company completed severance charges related to the 2019 Restructuring Plan during the year ended December 31, 2019.
In connection with the 2019 Restructuring Plan, the Company reduced the amount of space leased for an office in Massachusetts. During the year ended December 31, 2019, the Company incurred facility exit costs of $1.4 million and made payments of $0.2 million. The Company had a remaining facility exit cost accrual of $1.2 million as of December 31, 2019 in connection with the 2019 Restructuring Plan.
2018 Restructuring Plan
In January 2018, the Company announced plans to eliminate approximately 71 positions, later increased to approximately 95 positions, primarily in the Asia Pacific region and to a lesser extent in the U.S., in order to streamline operations and create operational efficiencies (the "2018 Restructuring Plan"). During the year ended December 31, 2019, the Company incurred no additional severance costs and paid $0.2 million. The Company had no remaining accrued severance liability at December 31, 2019 in connection with the 2018 Restructuring Plan.
In connection with the 2018 Restructuring Plan, the Company closed offices in Ohio. During the year ended December 31, 2019, the Company recorded a reduction to facility charges of $0.2 million related to the adoption of ASC 842. The Company made payments of $0.1 million during the year ended December 31, 2019, and had a remaining accrued facility liability of $0.1 million as of December 31, 2019.
2017 Restructuring Plan
In January 2017, the Company announced plans to close certain offices as part of a plan to consolidate certain web presence customer support operations, resulting in severance costs. These severance charges were associated with the elimination of approximately 660 positions, primarily in customer support. Additionally, the Company implemented additional restructuring plans to create operational efficiencies and synergies related to the Constant Contact acquisition, which resulted in additional severance charges for the elimination of approximately 50 positions. For the year ended December 31, 2019, in connection with these plans (together, the “2017 Restructuring Plan”), the Company incurred no additional severance costs and paid $0.2 million. The Company had no remaining accrued severance liability as of December 31, 2019.
In connection with the 2017 Restructuring Plan, the Company closed offices in Orem, Utah and relocated certain employees to its Tempe, Arizona office. The Company completed facility charges related to the 2017 Restructuring Plan during the year ended December 31, 2018. There is no remaining facility liability as of December 31, 2019.
2016 Restructuring Plan
In connection with the Company’s acquisition of Constant Contact on February 9, 2016, the Company implemented a plan to create operational efficiencies and synergies resulting in severance costs and facility exit costs (the “2016 Restructuring Plan”).
The severance charges were associated with eliminating approximately 265 positions across the business. The Company incurred all employee-related charges associated with the 2016 Restructuring Plan during the year ended December 31, 2016 and all severance payments were complete at December 31, 2017. There is no severance accrual remaining as of December 31, 2019.
The 2016 Restructuring Plan included a plan to close offices in San Francisco, California, Delray Beach, Florida, New York, New York, United Kingdom, Porto Alegre, Brazil and Miami, Florida, and a plan to relocate certain employees to its Austin Office. The Company also closed a portion of the Constant Contact offices in Waltham, Massachusetts. During the year ended December 31, 2019, the Company recorded a reduction to facility charges of $0.2 million and a reduction of $1.3 million related to the adoption of ASC 842. The Company paid $1.5 million of facility costs related to the 2016 Restructuring Plan during the year ended December 31, 2019 and had a remaining accrued facility liability of $1.0 million as of December 31, 2019.

The Company expects to complete facility exit cost payments related to the 2016 Restructuring Plan during the year ended December 31, 2022.
The following table provides a summary of the aggregate activity for the year ended December 31, 2019 related to the Company’s combined severance accrual for the 2019, 2018, 2017 and 2016 Restructuring Plans (together, the "Restructuring Plans"):

Employee Severance
(in thousands)
Balance at December 31, 2018	$393
Severance charges	785
Cash paid	(1,134)
Balance at December 31, 2019	$44
The following table provides a summary of the aggregate activity for the year ended December 31, 2019 related to the Company’s combined Restructuring Plans facilities exit accrual:

Facilities
(in thousands)
Balance at December 31, 2018	$4,100
Facility charges	1,207
Adjustment for adoption of ASC 842	(1,417)
Sublease income	315
Cash paid	(1,836)
Balance at December 31, 2019	$2,369

The following table presents restructuring charges recorded in the consolidated statements of operations and comprehensive income (loss) for the periods presented:

	For the Year Ended December 31,
	2017	2018	2019
	(in thousands)
Cost of revenue	$4,100	$1,385	$1,424
Sales and marketing	3,586	110	239
Engineering and development	1,469	348	445
General and administrative	6,655	1,525	(116)
Total restructuring charges	$15,810	$3,368	$1,992

18. Commitments and Contingencies
Total net rent expense incurred under non-cancellable operating leases for the years ended December 31, 2017, 2018 and 2019, were $22.1 million, $20.8 million and $20.4 million, respectively. Total sublease income for the years ended December 31, 2017, 2018 and 2019 was $0.5 million, $1.0 million and $1.4 million, respectively.
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
Endurance

On May 4, 2015, Christopher Machado, a purported holder of the Company’s common stock, filed a civil action in the United States District Court for the District of Massachusetts against the Company and its former chief executive officer and former chief financial officer, captioned Machado v. Endurance International Group Holdings, Inc., et al., Civil Action No. 1:15-cv-11775-GAO. The plaintiff filed an amended complaint on December 8, 2015, a second amended complaint on March 18, 2016, and a third amended complaint on June 30, 2017. In the third amended complaint, plaintiffs Christopher Machado and Michael Rubin alleged claims for violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended, on behalf of a purported class of purchasers of the Company’s securities between October 25, 2013 and December 16, 2015, including persons or entities who purchased or acquired the Company's shares pursuant or traceable to the registration statement and prospectus issued in connection with the Company's October 25, 2013 initial public offering. The plaintiffs challenged as false or misleading certain of the Company’s disclosures about the total number of subscribers, average revenue per subscriber, the number of customers paying over $500 per year for the Company’s products and services, and the average number of products sold per subscriber. The parties subsequently agreed to settle the matter on a class wide basis. On September 13, 2019, the court certified a settlement class and approved the settlement. The period in which a settlement class member could appeal that order lapsed without any class members filing an appeal, and the court's order is now final. The Company's contribution to the settlement pool was equal to the $5.8 million it reserved for this matter during the year ended December 31, 2018.
Constant Contact
On February 9, 2016, the Company acquired all of the outstanding shares of common stock of Constant Contact.
On August 7, 2015, a purported class action lawsuit, William McGee v. Constant Contact, Inc., et al., was filed in the United States District Court for the District of Massachusetts against Constant Contact and two of its former officers. An amended complaint, which named an additional former officer as a defendant, was filed December 19, 2016. The lawsuit asserts claims under Sections 10(b) and 20(a) of the Exchange Act, and is premised on allegedly false and/or misleading statements, and non-disclosure of material facts, regarding Constant Contact’s business, operations, prospects and performance during the proposed class period of October 23, 2014 to July 23, 2015. The parties mediated the claims on March 27, 2018, and as a result of that mediation reached an agreement in principle with the lead plaintiff to settle the action. The parties then negotiated the terms and conditions of a stipulation and agreement of settlement and related papers, which, among other things, provide for the release of all claims asserted against Constant Contact and its former officers. On May 18, 2018, the plaintiffs filed an unopposed motion seeking preliminary approval of the proposed settlement, certification of the proposed settlement class for settlement purposes only, and approval of notice to the settlement class. On November 26, 2019, the court entered an order preliminarily approving the settlement and scheduling a hearing for May 27, 2020 at which the court will determine whether the proposed settlement is fair, reasonable and adequate and whether the case should therefore be dismissed with prejudice. The Company's contribution to the settlement pool under the proposed settlement would be equal to the $1.5 million it reserved for this matter during the year ended December 31, 2018. The Company cannot make any assurances as to whether or when the McGee settlement will be approved by the court and the Company cannot assess the ultimate outcome of this matter or an estimate of any probable losses or any reasonably possible losses (other than the reserve specifically discussed above) at this time.
19. Employee Benefit Plans
The Company has a defined contribution plan established under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”), which covers substantially all employees. Employees are eligible to participate in the 401(k) Plan beginning on the first day of the month following commencement of their employment. The 401(k) Plan includes a salary deferral arrangement pursuant to which participants may elect to reduce their current compensation by up to the statutorily prescribed limit, equal to $19,000 in 2019, and have the amount of the reduction contributed to the 401(k) Plan. Beginning January 1, 2013, the Company matched 100% of each participant’s annual contribution to the 401(k) plan up to 3% of the participant’s salary and then 50% of each participant’s contribution up to 2% of each participant’s salary. The match immediately vests 100%. Matching contributions by the Company to the 401(k) Plan related to the 2017, 2018, and 2019 plan years were approximately $6.3 million, $5.9 million, and $7.3 million respectively.
20. Related Party Transactions
The Company has various agreements in place with related parties. Below are details of related party transactions that occurred during the years ended December 31, 2017, 2018 and 2019.
Tregaron:
The Company has contracts with Tregaron India Holdings, LLC and its affiliates, including Diya Systems (Mangalore) Private Limited, Glowtouch Technologies Pvt. Ltd. and Touchweb Designs, LLC, (collectively, “Tregaron”), for outsourced services, including email- and chat-based customer and technical support, network monitoring, engineering and development support, web design and web building services, and an office space lease. As of December 31, 2017 and 2018, these entities were owned directly or indirectly by family members of the Company’s former chief executive officer, who was also a holder of more than 5.0% of the Company's capital stock during fiscal year 2017 and the majority of fiscal year 2018. During the last quarter of fiscal year 2018, the former chief executive officer divested shares of the Company's capital stock, reducing his ownership to under 5%. As a result, Tregaron is not a related party as of January 1, 2019 and, therefore, no related party transactions are reported with Tregaron for the year ended December 31, 2019.
The following table presents amounts of related party transactions recorded in the consolidated statements of operations and comprehensive income (loss) for years presented relating to services provided by Tregaron and its affiliates under these agreements for the periods in 2017 and 2018, during which Treragon was a related party:

	For the Year Ended December 31,
	2017	2018	2019
	(in thousands)
Cost of revenue	$12,100	$14,255	$—
Sales and marketing	1,200	755	—
Engineering and development	1,300	1,260	—
General and administrative	200	115	—
Total related party transaction expense	$14,800	$16,385	$—

As of December 31, 2018, approximately $2.4 million was included in accounts payable and accrued expenses relating to services provided by Tregaron.
Innovative Business Services, LLC and SiteLock, LLC:
The Company also has an agreement with SiteLock, LLC ("SiteLock"), a subsidiary of Innovative Business Services, LLC, which provides multi-layered third-party security and website performance applications that are sold by the Company. During the year ended December 31, 2019, a director of the Company continued to hold a material financial interest in IBS.
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
The following table presents the amounts of related party transactions recorded in the consolidated statements of operations and comprehensive income (loss) for the periods presented relating to the Company's agreement with SiteLock:

	For the Year Ended December 31,
	2017	2018	2019
	(in thousands)
Revenue	$(4,250)	$(5,450)	$(5,220)
Revenue (contra)	7,850	7,965	6,410
Total related party transaction impact to revenue	$3,600	$2,515	$1,190
Cost of revenue	675	640	590
Total related party transaction expense, net	$4,275	$3,155	$1,780

As of December 31, 2018 and 2019, approximately $0.2 million and $0.0 million, respectively, was included in prepaid expenses and other current assets relating to the Company’s agreement with SiteLock.
As of December 31, 2018 and 2019, approximately $0.6 million and $0.4 million, respectively was included in accounts payable and accrued expenses relating to the Company’s agreement with SiteLock.
As of December 31, 2018 and 2019, approximately $0.9 million and $0.3 million, respectively, was included in accounts receivable relating to the Company’s agreement with SiteLock.
Goldman, Sachs & Co.:
Goldman Sachs Lending Partners LLC, a subsidiary of Goldman, was one of the joint bookrunners and joint lead arrangers for the refinancing of the Company's Term Loan in June 2018. In that capacity, Goldman Sachs Lending Partners LLC received an arrangement fee of $0.3 million and was reimbursed for an immaterial amount of expenses.

21. Segment Information
The Company has three reportable segments: web presence, email marketing and domain. The products and services included in each of the three reportable segments are as follows:
Web Presence. The web presence segment consists primarily of the Company's web hosting brands, including Bluehost and HostGator. This segment also includes related products such as domain names, website security, website design tools and services, and e-commerce products.
Email Marketing. The email marketing segment consists of Constant Contact email marketing tools and related products. This segment also generates revenue from sales of the Company's Constant Contact-branded website builder tool and Ecomdash inventory management and marketplace listing solution, or Ecomdash, which was acquired in the third quarter of 2019. For most of 2019, the email marketing segment also included the SinglePlatform digital storefront business, which was sold on December 5, 2019.
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
The accounting policies of each segment are the same as those described in the summary of significant accounting policies. Refer to Note 2, Summary of Significant Accounting Policies, for further details. The following tables contain financial information for each reportable segment for the years ended December 31, 2017, 2018 and 2019:

	Year Ended December 31, 2017
	Web presence	Email marketing	Domain	Total
	(in thousands)
Revenue(1)	$641,993	$401,250	$133,624	$1,176,867
Gross profit	305,588	254,941	12,408	572,937

Net loss	$(64,962)	$(10,615)	$(24,207)	$(99,784)
Interest expense, net(2)	67,491	86,914	2,001	156,406
Income tax expense (benefit)	4,063	5,152	(26,496)	(17,281)
Depreciation	37,634	13,912	3,639	55,185
Amortization of other intangible assets	60,277	74,467	5,610	140,354
Stock-based compensation	46,641	6,934	6,426	60,001
Restructuring expenses	9,131	5,581	1,098	15,810
Transaction expenses and charges	—	773	—	773
Gain of unconsolidated entities(3)	(110)	—	—	(110)
Impairment of goodwill and other long-lived assets(4)	600	—	30,860	31,460
SEC investigations reserve	4,323	2,751	926	8,000
Shareholder litigations reserve	—	—	—	—
Adjusted EBITDA	$165,088	$185,869	$(143)	$350,814

	Year Ended December 31, 2018
	Web presence	Email marketing	Domain	Total
	(in thousands)
Revenue(1)	$605,315	$410,052	$129,924	$1,145,291
Gross profit	297,590	288,023	38,941	624,554

Net (loss) income	$(22,534)	$38,628	$(11,560)	$4,534
Interest expense, net(2)	70,956	68,317	9,118	148,391
Income tax (benefit) expense	(4,961)	115	(1,400)	(6,246)
Depreciation	32,915	11,497	3,795	48,207
Amortization of other intangible assets	47,020	53,100	3,028	103,148
Stock-based compensation	16,000	9,638	3,426	29,064
Restructuring expenses	2,135	589	644	3,368
Transaction expenses and charges	—	—	—	—
Loss of unconsolidated entities(3)	267	—	—	267
Impairment of goodwill and other long-lived assets(4)	—	—	—	—
SEC investigations reserve	—	—	—	—
Shareholder litigation reserve	4,780	1,500	1,045	7,325
Adjusted EBITDA	$146,578	$183,384	$8,096	$338,058

	Year Ended December 31, 2019
	Web presence	Email marketing	Domain	Total
	(in thousands)
Revenue(1)	$576,704	$410,672	$125,902	$1,113,278
Gross profit	293,679	295,068	14,235	602,982

Net (loss) income	$(44,886)	$67,412	$(34,873)	$(12,347)
Interest expense, net(2)	66,779	72,826	3,849	143,454
Income tax expense	9,261	6,600	2,018	17,879
Depreciation	32,344	9,027	3,580	44,951
Amortization of other intangible assets	36,906	45,876	2,401	85,183
Stock-based compensation	19,086	12,307	4,299	35,692
Restructuring expenses	752	1,207	33	1,992
Transaction expenses and charges	—	—	—	—
Gain on sale of business	—	(40,700)	—	(40,700)
Gain of unconsolidated entities(3)	—	—	—	—
Impairment of goodwill and other long-lived assets(4)	12,333	—	25,207	37,540
SEC investigations reserve	—	—	—	—
Shareholder litigation reserve	—	—	—	—
Adjusted EBITDA	$132,575	$174,555	$6,514	$313,644

(1)
Revenue excludes intercompany sales of domain names and domain services from the domain segment to the web presence segment of $10.3 million, $10.0 million and $9.8 million, for fiscal years 2017, 2018 and 2019, respectively.

(2)
Interest expense includes impact of amortization of deferred financing costs, original issue discounts and interest income. For the years ended December 31, 2017 and 2018, it also includes $6.5 million and $1.2 million, respectively, of deferred financing costs and OID immediately expensed upon the 2017 and 2018 term loan refinancings.

(3)	The (gain) loss of unconsolidated entities is reported on a net basis for the years ended December 31, 2017 and 2018.

(4)
The impairment of goodwill and other long-lived assets for the year ended December 31, 2017 includes $13.8 million related to certain domain name intangible assets, $0.6 million to write off a debt investment in a privately held entity, $12.1 million related to impairment of goodwill associated with the domain segment, and $4.9 million related to developed technology and customer relationships associated with the Directi acquisition. The impairment of goodwill and other long-lived assets for the year ended December 31, 2019 includes $12.3 million of goodwill impairment relating to two non-strategic reporting units in the web presence segment and $25.2 million related to premium domain name intangible assets acquired in 2014, which was recorded in cost of revenue in the consolidated statements of comprehensive income (loss).
22. Geographic and Other Information
Revenue, classified by the major geographic areas in which the Company's customers are located, was as follows:

	Year Ended December 31,
	2017	2018	2019
	(in thousands)
United States	$845,305	$833,864	$812,870
International	331,562	311,427	300,408
Total	$1,176,867	$1,145,291	$1,113,278

The following table presents the amount of tangible long-lived assets by geographic area:

	Year Ended December 31,
	2018	2019
	(in thousands)
United States	$87,301	$80,967
International	4,974	4,958
Total	$92,275	$85,925

The Company’s revenue is generated primarily from products and services delivered on a subscription basis, which include web hosting, domains, website builders, search engine marketing, email marketing and other similar services. The Company also generates non-subscription revenue through domain monetization and marketing development funds. Non-subscription revenue decreased from $39.4 million, or 3% of total revenue, for the year ended December 31, 2017 to $35.1 million, or 3% of total revenue, for the year ended December 31, 2018, and decreased to $31.5 million, or 3% of total revenue for the year ended December 31, 2019. The majority of the Company's non-subscription revenue is included in its domain segment.
No individual international country represented more than 10% of total revenue in any period presented. Furthermore, substantially all of the Company's tangible long-lived assets are located in the United States.
23. Quarterly Financial Data (unaudited)
The following table presents the Company’s unaudited quarterly financial data:

	For the three months ended
	March 31, 2018	June 30, 2018	Sept. 30, 2018	Dec. 31, 2018	March 31, 2019	June 30, 2019	Sept. 30, 2019	Dec. 31, 2019
	(in thousands, except per share data)
Revenue	$291,356	$287,770	$283,770	$282,395	$280,683	$278,204	$277,193	$277,198
Gross profit	157,450	157,024	154,825	155,255	156,829	138,617	156,438	151,098
Income from operations	31,402	37,775	42,618	35,151	35,154	16,655	38,729	58,448
Net (loss) income attributable to Endurance International Group Holdings, Inc.(1)	$(2,528)	$627	$(6,335)	$12,770	$(3,488)	$(26,228)	$7,816	$9,553
Basic net (loss) income per share attributable to Endurance International Group Holdings, Inc.	$(0.02)	$0.00	$(0.04)	$0.09	$(0.02)	$(0.18)	$0.05	$0.07
Diluted net (loss) income per share attributable to Endurance International Group Holdings, Inc.	$(0.02)	$0.00	$(0.04)	$0.09	$(0.02)	$(0.18)	$0.05	$0.07

During the three months ended June 30, 2019, the Company recognized an impairment charge of $17.9 million relating to the long-lived intangible assets of its premium domain business, which was recorded in cost of revenue in the consolidated statements of operations and comprehensive income (loss).

During the three months ended December 31, 2019, the Company disposed of its SinglePlatform reporting unit for a net gain of $40.7 million, which was recorded as an operating expense in the consolidated statements of operations and other comprehensive income (loss). During the same quarter, the Company recognized an aggregate charge for goodwill impairment of $12.3 million, which related to two of its non-strategic reporting units and which was recorded as an operating expense in the consolidated statements of operations and comprehensive income (loss), and an impairment charge of $7.3 million relating to the long-lived intangible assets of its premium domain business, which was recorded in cost of revenue in the consolidated statements of operations and comprehensive income (loss).
24. Supplemental Guarantor Financial Information
In February 2016, EIG Investors Corp., a wholly-owned subsidiary of the Company (the “Issuer”), issued $350.0 million aggregate principal amount of its 10.875% Senior Notes due 2024 (refer to Note 10, Notes Payable, for further details), which it exchanged for new 10.875% Senior Notes due 2024 pursuant to a registration statement on Form S-4. The registered exchange offer for the Senior Notes was completed on January 30, 2017. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and the Issuer, and the following wholly-owned subsidiaries: The Endurance International Group, Inc., Bluehost Inc., FastDomain Inc., Domain Name Holding Company, Inc., Endurance International Group – West, Inc., HostGator.com LLC, A Small Orange, LLC, and Constant Contact, Inc.(collectively, the “Subsidiary Guarantors”), subject to certain customary guarantor release conditions. The Company’s other domestic subsidiaries and its foreign subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) have not guaranteed the Senior Notes.
SinglePlatform, LLC ceased being a Subsidiary Guarantor on December 5, 2019 due to the Company's sale of the SinglePlatform business, including SinglePlatform, LLC. P.D.R Solutions (U.S.) LLC became a Subsidiary Guarantor on April 25, 2019. The condensed consolidated financial statements have been revised for all periods presented to reflect these changes.
The following tables present supplemental condensed consolidating balance sheet information of the Company (“Parent”), the Issuer, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries as of December 31, 2018 and December 31, 2019, and supplemental condensed consolidating results of operations and cash flow information for the years ended December 31, 2017, 2018 and 2019:

Condensed Consolidating Balance Sheets
December 31, 2018
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$21	$2	$62,495	$26,126	$—	$88,644
Restricted cash	—	—	1,932	—	—	1,932
Accounts receivable	—	—	11,219	986	—	12,205
Prepaid domain name registry fees	—	—	50,325	6,454	—	56,779
Prepaid commissions	—	—	40,804	654	—	41,458
Prepaid expenses & other current assets	—	422	31,425	3,243	—	35,090
Total current assets	21	424	198,200	37,463	—	236,108
Intercompany receivables, net	34,595	401,342	(323,200)	(112,737)	—	—
Property and equipment, net	—	—	79,091	13,184	—	92,275
Goodwill	—	—	1,695,451	153,614	—	1,849,065
Other intangible assets, net	—	—	351,920	596	—	352,516
Investment in subsidiaries	139,838	1,559,256	57,749	—	(1,756,843)	—
Prepaid commissions, net of current portion	—	—	41,746	726	—	42,472
Other assets	—	5,239	27,463	1,369	—	34,071
Total assets	$174,454	$1,966,261	$2,128,420	$94,215	$(1,756,843)	$2,606,507
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$—	$—	$12,015	$434	—	$12,449
Accrued expenses and other current liabilities	—	25,373	77,316	7,494	—	110,183
Deferred revenue	—	—	347,703	24,055	—	371,758
Current portion of notes payable	—	31,606	—	—	—	31,606
Current portion of financed equipment	—	—	8,379	—	—	8,379
Deferred consideration, short-term	—	—	2,425	—	—	2,425
Total current liabilities	—	56,979	447,838	31,983	—	536,800
Deferred revenue, long-term	—	—	91,615	4,525	—	96,140
Notes payable	—	1,770,055	—	—	—	1,770,055
Financed equipment—long term	—	—	—	—	—	—
Deferred consideration	—	—	1,364	—	—	1,364
Other long-term liabilities	—	(612)	28,349	(43)	—	27,694
Total liabilities	—	1,826,422	569,166	36,465	—	2,432,053
Equity	174,454	139,839	1,559,254	57,750	(1,756,843)	174,454
Total liabilities and equity	$174,454	$1,966,261	$2,128,420	$94,215	$(1,756,843)	$2,606,507

Condensed Consolidating Balance Sheets
December 31, 2019
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$195	$1	$80,642	$30,427	$—	$111,265
Restricted cash	—	—	1,732	—	—	1,732
Accounts receivable	—	—	8,762	1,462	—	10,224
Prepaid domain name registry fees	—	—	48,943	6,294	—	55,237
Prepaid commissions	—	—	37,910	525	—	38,435
Prepaid expenses & other current assets	—	90	26,847	3,756	—	30,693
Total current assets	195	91	204,836	42,464	—	247,586
Intercompany receivables, net	32,845	172,807	(87,398)	(118,254)	—	—
Property and equipment, net	—	—	72,751	13,174	—	85,925
Operating lease right-of-use assets	—	—	86,111	4,408	—	90,519
Goodwill	—	—	1,677,587	157,723	—	1,835,310
Other intangible assets, net	—	—	243,994	1,008	—	245,002
Investment in subsidiaries	163,934	1,693,565	61,023	—	(1,918,522)	—
Prepaid commissions, net of current portion	—	—	48,289	491	—	48,780
Other assets	—	1,784	27,215	1,965	—	30,964
Total assets	$196,974	$1,868,247	$2,334,408	$102,979	$(1,918,522)	$2,584,086
Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$—	$—	$9,474	$580	$—	$10,054
Accrued expenses and other current liabilities	20	23,554	59,695	7,141	—	90,410
Deferred revenue	—	—	345,116	24,359	—	369,475
Operating lease liabilities—short term	—	—	18,513	2,680		21,193
Current portion of notes payable	—	31,606	—	—	—	31,606
Current portion of financed equipment	—	—	790	—	—	790
Deferred consideration, short-term	—	—	2,201	—	—	2,201
Total current liabilities	20	55,160	435,789	34,760	—	525,729
Deferred revenue, long-term	—	—	94,471	5,181	—	99,652
Operating lease liabilities—long term	—	—	76,166	1,985	—	78,151
Notes payable	—	1,649,867	—	—	—	1,649,867
Financed equipment—long term	—	—	—	—	—	—
Deferred consideration	—	—	—	—	—	—
Other long-term liabilities	—	(714)	34,417	30	—	33,733
Total liabilities	20	1,704,313	640,843	41,956	—	2,387,132
Equity	196,954	163,934	1,693,565	61,023	(1,918,522)	196,954
Total liabilities and equity	$196,974	$1,868,247	$2,334,408	$102,979	$(1,918,522)	$2,584,086

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Year Ended December 31, 2017
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$1,080,220	$107,385	$(10,738)	$1,176,867
Cost of revenue	—	—	540,965	72,425	(9,460)	603,930
Gross profit	—	—	539,255	34,960	(1,278)	572,937
Operating expense:
Sales and marketing	—	—	260,516	16,947	(3)	277,460
Engineering and development	—	—	66,113	12,659	—	78,772
General and administrative	—	207	159,251	5,142	(628)	163,972
Transaction expenses	—	—	773	—	—	773
Impairment of goodwill	—	—	12,129	—	—	12,129
Total operating expense	—	207	498,782	34,748	(631)	533,106
(Loss) income from operations	—	(207)	40,473	212	(647)	39,831
Total other expense (income)—net	—	156,144	1,336	(474)	—	157,006
(Loss) income before income taxes and equity earnings of unconsolidated entities	—	(156,351)	39,137	686	(647)	(117,175)
Income tax (benefit) expense	—	(57,504)	39,233	990	—	(17,281)
(Loss) income before equity earnings of unconsolidated entities	—	(98,847)	(96)	(304)	(647)	(99,894)
Net loss (income) attributable to non-controlling interest	106,661	7,814	194	(17)	(114,762)	(110)
Net (loss) income	$(106,661)	$(106,661)	$(290)	$(287)	$114,115	$(99,784)
Net loss attributable to non-controlling interest	—	—	7,524	—	—	7,524
Net (loss) income attributable to Endurance International Group Holdings, Inc.	$(106,661)	$(106,661)	$(7,814)	$(287)	$114,115	$(107,308)
Comprehensive (loss) income:
Foreign currency translation adjustments	—	—	—	3,091	—	3,091
Unrealized gain on cash flow hedge		34	—	—	—	34
Total comprehensive (loss) income	$(106,661)	$(106,627)	$(7,814)	$2,804	$114,115	$(104,183)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Year Ended December 31, 2018
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$1,094,463	$64,665	$(13,837)	$1,145,291
Cost of revenue	—	—	490,966	43,608	(13,837)	520,737
Gross profit	—	—	603,497	21,057	—	624,554
Operating expense:
Sales and marketing	—	—	255,272	10,152	—	265,424
Engineering and development	—	—	80,095	7,885	—	87,980
General and administrative	(12)	225	168,560	(44,569)	—	124,204
Transaction expenses	—	—	—	—	—	—
Impairment of goodwill	—	—	—	—	—	—
Total operating expense	(12)	225	503,927	(26,532)	—	477,608
Income (loss) from operations	12	(225)	99,570	47,589	—	146,946
Total other expense (income)—net	—	148,411	506	(526)	—	148,391
Income (loss) before income taxes and equity earnings of unconsolidated entities	12	(148,636)	99,064	48,115	—	(1,445)
Income tax (benefit) expense	—	(35,381)	25,253	3,882	—	(6,246)
Income (loss) before equity earnings of unconsolidated entities	12	(113,255)	73,811	44,233	—	4,801
Net (income) loss attributable to non-controlling interest	(4,522)	(117,778)	(43,967)	16	166,518	267
Net income (loss)	$4,534	$4,523	$117,778	$44,217	$(166,518)	$4,534
Net income (loss) attributable to non-controlling interest	—	—	—	—	—	—
Net income (loss) attributable to Endurance International Group Holdings, Inc.	$4,534	$4,523	$117,778	$44,217	$(166,518)	$4,534
Comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	(2,233)	—	(2,233)
Unrealized loss on cash flow hedge		(437)	—	—	—	(437)
Total comprehensive income (loss)	$4,534	$4,086	$117,778	$41,984	$(166,518)	$1,864

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Year Ended December 31, 2019
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$1,064,510	$61,650	$(12,882)	$1,113,278
Cost of revenue	—	—	482,246	40,932	(12,882)	510,296
Gross profit	—	—	582,264	20,718	—	602,982
Operating expense:
Sales and marketing	—	—	245,817	12,202	—	258,019
Engineering and development	—	—	96,778	9,599	—	106,377
General and administrative	1,628	238	113,983	2,118	—	117,967
Gain on sale of business	—	—	(40,700)	—	—	(40,700)
Transaction expenses	—	—	—	—	—	—
Impairment of goodwill			12,333			12,333
Total operating expense	1,628	238	428,211	23,919	—	453,996
(Loss) income from operations	(1,628)	(238)	154,053	(3,201)	—	148,986
Total other expense (income)—net	—	144,034	(18)	(562)	—	143,454
(Loss) income before income taxes and equity earnings of unconsolidated entities	(1,628)	(144,272)	154,071	(2,639)	—	5,532
Income tax (benefit) expense	—	(34,336)	49,105	3,110	—	17,879
(Loss) income before equity earnings of unconsolidated entities	(1,628)	(109,936)	104,966	(5,749)	—	(12,347)
Equity loss (income) of unconsolidated entities, net of tax	10,719	(99,216)	5,750	—	82,747	—
Net (loss) income	$(12,347)	$(10,720)	$99,216	$(5,749)	$(82,747)	$(12,347)
Net loss attributable to non-controlling interest	—	—	—	—	—	—
Net (loss) income attributable to Endurance International Group Holdings, Inc.	$(12,347)	$(10,720)	$99,216	$(5,749)	$(82,747)	$(12,347)
Comprehensive (loss) income:
Foreign currency translation adjustments	—	—	—	(598)	—	(598)
Unrealized loss on cash flow hedge		(279)	—	—	—	(279)
Total comprehensive (loss) income	$(12,347)	$(10,999)	$99,216	$(6,347)	$(82,747)	$(13,224)

Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2017
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$12	$(82,189)	$281,416	$2,034	$—	$201,273
Cash flows from investing activities:
Businesses acquired in purchase transaction, net of cash acquired	—	—	—	—	—	—
Purchases of property and equipment	—	—	(38,731)	(4,331)	—	(43,062)
Cash paid for minority investments	—	—	—	—	—	—
Proceeds from sale of property and equipment	—	—	—	—	—	—
Proceeds from note receivable	—	—	—	—	—	—
Proceeds from sale of assets	—	—	530	—	—	530
Purchases of intangible assets	—	—	(1,933)	(33)	—	(1,966)
Net cash used in investing activities	—	—	(40,134)	(4,364)	—	(44,498)
Cash flows from financing activities:
Proceeds from issuance of term loan and notes, net of original issue discounts	—	1,693,007	—	—	—	1,693,007
Repayments of term loans	—	(1,797,634)	—	—	—	(1,797,634)
Payment of financing costs	—	(6,304)	—	—	—	(6,304)
Payment of deferred consideration	—	—	(4,550)	(883)	—	(5,433)
Payment of redeemable non-controlling interest liability	—	—	(25,000)	—	—	(25,000)
Principal payments on financed equipment	—	—	(7,390)	—	—	(7,390)
Proceeds from exercise of stock options	2,049	—	—	—	—	2,049
Capital investments from minority partner	—	—	—	—	—	—
Intercompany loans and investments	(1,972)	193,119	(188,367)	(2,780)	—	—
Net cash provided by (used in) financing activities	77	82,188	(225,307)	(3,663)	—	(146,705)
Net effect of exchange rate on cash and cash equivalents and restricted cash	—	—	—	2,150	—	2,150
Net increase (decrease) in cash and cash equivalents and restricted cash	89	(1)	15,975	(3,843)	—	12,220
Cash and cash equivalents and restricted cash:
Beginning of period	3	4	41,654	15,237	—	56,898
End of period	$92	$3	$57,629	$11,394	$—	$69,118

Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2018
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$—	$(103,123)	$246,188	$39,487	$—	$182,552
Cash flows from investing activities:
Businesses acquired in purchase transaction, net of cash acquired	—	—	—	—	—	—
Purchases of property and equipment	—	—	(45,694)	(186)	—	(45,880)
Cash paid for minority investments	—	—	—	—	—	—
Proceeds from sale of property and equipment	—	—	—	—	—	—
Proceeds from note receivable	—	—	—	—	—	—
Proceeds from sale of assets	—	—	6	—	—	6
Purchases of intangible assets	—	—	(8)	—	—	(8)
Net cash used in investing activities	—	—	(45,696)	(186)	—	(45,882)
Cash flows from financing activities:
Proceeds from issuance of term loan and notes, net of original issue discounts	—	1,580,305	—	—	—	1,580,305
Repayments of term loans	—	(1,681,094)	—	—	—	(1,681,094)
Payment of financing costs	—	(1,580)	—	—	—	(1,580)
Payment of deferred consideration	—	—	(4,500)	—	—	(4,500)
Principal payments on financed equipment	—	—	(7,439)	—	—	(7,439)
Proceeds from exercise of stock options	887	—	—	—	—	887
Intercompany loans and investments	(958)	205,491	(181,755)	(22,778)	—	—
Net cash (used in) provided by financing activities	(71)	103,122	(193,694)	(22,778)	—	(113,421)
Net effect of exchange rate on cash and cash equivalents and restricted cash	—	—	—	(1,791)	—	(1,791)
Net (decrease) increase in cash and cash equivalents and restricted cash	(71)	(1)	6,798	14,732	—	21,458
Cash and cash equivalents and restricted cash:
Beginning of period	92	3	57,629	11,394	—	69,118
End of period	$21	$2	$64,427	$26,126	$—	$90,576

Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2019
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(1,609)	$(97,558)	$261,442	$(302)	$—	$161,973
Cash flows from investing activities:
Businesses acquired in purchase transaction, net of cash acquired	—	—	(8,875)	—	—	(8,875)
Purchases of property and equipment	—	—	(39,126)	—	—	(39,126)
Cash paid for minority investments	—	—	—	—	—	—
Proceeds from sale of property and equipment	—	—	—	—	—	—
Proceeds from note receivable	—	—	—	—	—	—
Proceeds from sale of assets	—	—	51,000	1	—	51,001
Purchases of intangible assets	—	—	—	—	—	—
Net cash provided by investing activities	—	—	2,999	1	—	3,000
Cash flows from financing activities:
Proceeds from issuance of term loan and notes, net of original issue discounts	—	—	—	—	—	—
Repayments of term loans	—	(130,980)	—	—	—	(130,980)
Payment of financing costs	—	—	—	—	—	—
Payment of deferred consideration	—	—	(2,500)	—	—	(2,500)
Principal payments on financed equipment	—	—	(8,189)	—	—	(8,189)
Proceeds from exercise of stock options	31	—	—	—	—	31

Intercompany loans and investments	1,752	228,537	(235,805)	5,516	—	—
Net cash provided by (used in) financing activities	1,783	97,557	(246,494)	5,516	—	(141,638)
Net effect of exchange rate on cash and cash equivalents and restricted cash	—	—	—	(914)	—	(914)
Net increase (decrease) in cash and cash equivalents and restricted cash	174	(1)	17,947	4,301	—	22,421
Cash and cash equivalents and restricted cash:
Beginning of period	21	2	64,427	26,126	—	90,576
End of period	$195	$1	$82,374	$30,427	$—	$112,997
ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2019, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation of our disclosure controls and procedures as of December 31, 2019, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Under the supervision and with the participation of our management, our chief executive officer and chief financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, we used criteria set forth in the 2013 framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, management (including our Chief Executive Officer and Chief Financial Officer) has concluded that as of December 31, 2019, our internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by BDO USA LLP, an independent registered public accounting firm, as stated in the following report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Endurance International Group Holdings, Inc.
Burlington, Massachusetts

Opinion on Internal Control over Financial Reporting
We have audited Endurance International Group Holdings, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2018 and 2019, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019 and our report dated February 14, 2020 expressed an unqualified opinion thereon.

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

/s/    BDO USA, LLP

Boston, Massachusetts
February 14, 2020

Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
On January 24, 2020, our subsidiary MyDomain, LLC (“MyDomain”) suspended the domain names FarsNews.com, FarNews.org and FarsNews.net, or the FarNews Domain Names, which are potentially associated with the Government of Iran. MyDomain’s records indicate that it collected a total of USD two-hundred sixteen dollars and eighty-four cents ($216.84) for products and services in connection with the subscriber account associated with the FarNews Domain Names since the subscriber account was migrated to our servers on or about August 10, 2012, following our acquisition of MyDomain on July 22, 2011. MyDomain reported the FarNews Domain Names to OFAC as property potentially associated with the Government of Iran subject to blocking pursuant to 31 C.F.R. §560.304.

PART III

ITEM 10.	Directors, Executive Officers, and Corporate Governance
The information required by this item is incorporated by reference from the information disclosed under the heading “Management and Corporate Governance” and under the subheading “Delinquent Section 16(a) Reports” in our definitive proxy statement for the 2020 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this report relates.
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
The information required by this item is incorporated by reference to the information disclosed under the heading “Executive Compensation” and under the subheading “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for the 2020 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the information disclosed under the heading “Principal Stockholders” and under the subheading “Equity Compensation Plan Information” in our definitive proxy statement for the 2020 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence
The information required by this item is incorporated by reference to the information disclosed under the heading “Related Person Transactions” and under the subheading “Director Independence” in our definitive proxy statement for the 2020 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

ITEM 14.	Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the information disclosed under the proposal “Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive proxy statement for the 2020 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	Financial Statements
For a list of the consolidated financial statements included herein, which are incorporated into this Item by reference, see Index to Consolidated Financial Statements in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

(2)	Financial Statement Schedules
Schedules have been omitted since they are either not required or not applicable or the information is otherwise included herein.

(3)	Exhibits

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number
2.1*	Agreement and Plan of Merger, dated October 30, 2015, by and among Constant Contact, Inc., Endurance International Group Holdings, Inc., and Paintbrush Acquisition Corporation	8-K	001-36131	November 2, 2015	2.1
2.2*	Asset Purchase Agreement dated September 6, 2019 by and among LTD Software LLC, Endurance Commerce, LLC, Endurance International Group Holdings, LLC, and the Signing Members, as defined therein	8-K	001-36131	September 16, 2019	2.1
2.3*	Asset Purchase Agreement dated December 5, 2019 by and among Constant Contact, Inc., Endurance International Group Holdings, Inc. and TripAdvisor, LLC	8-K	001-36131	December 5, 2019	2.1
3.1	Restated Certificate of Incorporation of the Registrant	S-1/A	333-191061	October 23, 2013	3.3
3.2	Amended and Restated By-Laws of the Registrant	8-K	001-36131	January 30, 2017	3.1
4.1	Specimen certificate evidencing shares of common stock of the Registrant	S-1/A	333-191061	October 8, 2013	4.1
4.2	Second Amended and Restated Registration Rights Agreement by and among the Registrant and the other parties thereto	10-Q	001-36131	November 7, 2014	4.2
4.3	Stockholders Agreement by and among the Registrant and certain holders of the Registrant’s common stock	10-Q	001-36131	November 7, 2014	4.3
4.4	Indenture (including form of Note), dated as of February 9, 2016, among EIG Investors Corp., the Registrant, the Endurance Guarantors party thereto and Wilmington Trust, National Association, as trustee	8-K	001-36131	February 10, 2016	4.1
4.5	Exchange and Registration Rights Agreement, dated as of February 9, 2016, among EIG Investors Corp., the Registrant, the Endurance Guarantors party thereto, Goldman, Sachs & Co., Credit Suisse Securities (USA) LLC and Jefferies LLC	10-Q	001-36131	May 9, 2016	4.6
4.6	Description of Registrant's Securities					X

10.1#	Amended and Restated 2013 Stock Incentive Plan	10-Q	001-36131	August 8, 2016	10.2
10.2#	Form of Stock Option Agreement under the 2013 Stock Incentive Plan	S-1/A	333-191061	October 8, 2013	10.2
10.3#	Form of Restricted Stock Agreement under the 2013 Stock Incentive Plan	S-1/A	333-191061	October 8, 2013	10.3
10.4#	Form of Director Stock Option Agreement under the 2013 Stock Incentive Plan	S-1/A	333-191061	October 8, 2013	10.29
10.5#	Form of Restricted Stock Unit Agreement under the 2013 Stock Incentive Plan (3 year vesting)	10-Q	001-36131	May 9, 2017	10.1
10.6#	Form of Restricted Stock Unit Agreement under the 2013 Stock Incentive Plan (2 year vesting)	10-Q	001-36131	May 9, 2017	10.2
10.7#	Form of Director Restricted Stock Unit Agreement under the 2013 Stock Incentive Plan	10-Q	001-36131	May 9, 2017	10.3
10.8#	Restricted Stock Unit Agreement between Endurance International Group Holdings, Inc. and Jeffrey H. Fox, dated August 22, 2017	10-Q	001-36131	November 3, 2017	10.3
10.9#	Stock Option Agreement between Endurance International Group Holdings, Inc. and Jeffrey H. Fox, dated August 22, 2017	10-Q	001-36131	November 3, 2017	10.4
10.10#	Form of Restricted Stock Unit Agreement under the 2013 Stock Incentive Plan (3 year vesting, with tax rate option)	10-Q	001-36131	August 2, 2018	10.3
10.11#	Form of Stock Option Agreement under the 2013 Stock Incentive Plan (3 year vesting)	10-Q	001-36131	August 2, 2018	10.4
10.12#	Constant Contact, Inc. Second Amended and Restated 2011 Stock Incentive Plan	S-8	333-209680	February 24, 2016	99.1
10.13#	Form of Incentive Stock Option Agreement under the 2011 Stock Incentive Plan	10-Q	001-36131	May 9, 2016	10.4
10.14#	Form of Non-Statutory Stock Option Agreement under the 2011 Stock Incentive Plan	10-Q	001-36131	May 9, 2016	10.5
10.15#	Form of Restricted Stock Unit Agreement under the 2011 Stock Incentive Plan	10-Q	001-36131	May 9, 2016	10.6
10.16#	Form of Incentive Stock Option Agreement (double trigger) under the 2011 Stock Incentive Plan	10-Q	001-36131	August 8, 2016	10.4
10.17#	Form of Non-Statutory Stock Option Agreement (double trigger) under the 2011 Stock Incentive Plan	10-Q	001-36131	August 8, 2016	10.5
10.18#	Form of Restricted Stock Unit Agreement (double trigger) under the 2011 Stock Incentive Plan	10-Q	001-36131	August 8, 2016	10.6
10.19#	Form of Restricted Stock Unit Agreement (double trigger, 3 year vesting) under the 2011 Stock Incentive Plan	10-Q	001-36131	May 9, 2017	10.4
10.20#	Changes to NEO Target Annual Cash Bonus Percentages	10-Q	001-36131	August 8, 2016	10.7
10.21#	2019 Management Incentive Plan	10-Q	001-36131	May 3, 2019	10.1

10.22#	Employment Agreement, dated as of August 3, 2015, by and between Endurance International Group Holdings, Inc. and Marc Montagner	8-K	001-36131	August 4, 2015	10.1
10.23#	Employment Agreement, dated as of March 7, 2016, by and between the Registrant and David Bryson	10-Q	001-36131	May 9, 2016	10.9
10.24#	Employment Agreement, dated as of March 27, 2017, by and between the Registrant and John Orlando	10-Q	001-36131	May 9, 2017	10.6
10.25#	Employment Agreement, dated as of August 11, 2017, by and between Endurance International Group Holdings, Inc. and Jeffrey H. Fox	8-K	001-36131	August 14, 2017	10.1
10.26#	Employment Agreement, dated as of October 29, 2018, by and between Endurance International Group Holdings, Inc. and Christine Barry	10-K	001-36131	February 21, 2019	10.26
10.27#	Form of Indemnification Agreement entered into between the Registrant and each director and executive officer	S-1/A	333-191061	October 8, 2013	10.19
10.28#	Indemnification Agreement, dated as of August 22, 2017, by and between Endurance International Group Holdings, Inc. and Jeffrey H. Fox	10-Q	001-36131	November 3, 2017	10.2
10.29	Gross Lease, dated May 17, 2012, by and between The Endurance International Group, Inc. and MEPT Burlington, LLC, as amended on June 13, 2013	S-1	333-191061	September 9, 2013	10.5
10.30	Second Amendment to Lease, dated as of March 28, 2014, by and between Burlington Centre Owner LLC and The Endurance International Group, Inc.	10-Q	001-36131	May 9, 2014	10.5
10.31	Third Amendment to Lease, dated as of September 24, 2014, by and between Burlington Centre Owner LLC and The Endurance International Group, Inc.	10-Q	001-36131	November 7, 2014	10.1
10.32	Fourth Amendment to Lease, dated as of November 14, 2014, by and between Burlington Centre Owner LLC and The Endurance International Group, Inc.	10-K	001-36131	February 27, 2015	10.20
10.33	Fifth Amendment to Lease, dated as of January 26, 2017, by and between Burlington Centre Owner LLC and The Endurance International Group, Inc.	10-Q	001-36131	May 9, 2017	10.7
10.34	Sixth Amendment to Lease, dated as of September 8, 2017, by and between Burlington Centre Owner LLC and The Endurance International Group, Inc.	10-K	001-36131	February 22, 2018	10.50
10.35+	Office Lease, dated January 30, 2015, by and between Papago Buttes Corporate, LLC and The Endurance International Group, Inc., as amended by the First Amendment to Lease dated August 23, 2016 and the Second Amendment to Lease dated January 15, 2017	10-Q	001-36131	May 9, 2017	10.8

10.36+	Collocation/Interconnection License, dated as of May 29, 2007, by and between The Endurance International Group, Inc. and Markley Boston, LLC, as amended on June 1, 2007, August 31, 2008, December 4, 2008, April 30, 2009, February 2011 and February 2, 2012	S-1	333-191061	September 9, 2013	10.7
10.37+	Seventh Amendment to Collocation/Interconnection License, dated February 23, 2018, by and between Markley Boston, LLC and The Endurance International Group, Inc.	10-Q	001-36131	May 4, 2018	10.2
10.38+	Collocation/Interconnection License, dated as of February 2, 2012, by and between The Endurance International Group, Inc. and One Summer Collocation, LLC, as amended January 4, 2013	S-1	333-191061	September 9, 2013	10.11
10.39+	Second Amendment to Collocation/Interconnection License, dated February 23, 2018, by and between Markley Boston, LLC (as the succeeding entity, arising out of a merger with One Summer Collection, LLC) and The Endurance International Group, Inc.	10-Q	001-36131	May 4, 2018	10.3
10.40+	Master Service Agreement (United States), dated as of November 28, 2011, by and between The Endurance International Group, Inc. and Equinix Operating Co., Inc., as amended by Replacement Order 110712 and Replacement Order 112014, each effective as of December 2, 2014	10-K	001-36131	February 27, 2015	10.24
10.41+	Replacement Order 1-54210756980 and Replacement Order 1-54216771102, each effective as of August 1, 2016, to the Master Service Agreement (United States), dated as of November 28, 2011, by and between The Endurance International Group, Inc. and Equinix Operating Co., Inc.	10-Q	001-36131	November 4, 2016	10.1
10.42+	Master Service Agreement, dated as of June 20, 2013, by and between HostGator.com LLC and CyrusOne LLC	S-1	333-191061	September 9, 2013	10.26
10.43+	Amendment to Master Services Agreement, dated as of November 30, 2018, by and between HostGator.com LLC and CyrusOne LLC	10-K	001-36131	February 21, 2019	10.43
10.44	Turn Key Datacenter Lease dated as of December 31, 2010 between Digital Alfred, LLC and Constant Contact, Inc., as amended by the First Amendment to Turn Key Datacenter Lease dated as of March 1, 2011 and the Second Amendment to Turnkey Datacenter Lease dated as of December 15, 2011	10-Q	001-36131	May 9, 2016	10.11

10.45	Datacenter Lease dated as of January 1, 2011 between Digital 55 Middlesex, LLC and Constant Contact, Inc., as amended by the First Amendment to Datacenter Lease dated as of May 11, 2012, the 55 Middlesex Turnpike Office Space Rider dated as of May 11, 2012 and the Second Amendment to Datacenter Lease dated February 26, 2016	10-Q	001-36131	May 9, 2016	10.12
10.46	Third Amendment to Datacenter Lease dated as of August 7, 2017 between Digital 55 Middlesex, LLC and Constant Contact, Inc.	10-Q	001-36131	November 3, 2017	10.6
10.47+	Master Services Agreement between Data Foundry, Inc. and HostGator.com LLC dated October 23, 2014, as amended by the Contract Addendum dated October 23, 2014, the Amendment to the Master Services Agreement dated August 21, 2015, the 2nd Amendment to Master Services Agreement dated July 23, 2016, and the Power Amendment to the Master Services Agreement dated October 25, 2016	10-Q	001-36131	August 4, 2017	10.4
10.48+	cPanel Partner NOC Agreement dated as of January 1, 2014 by and between cPanel, Inc. and The Endurance International Group, Inc., as amended by Amendment No. 1 to Partner NOC Agreement dated March 14, 2014, Amendment to Amendment No. 1 to Partner NOC Agreement dated October 1, 2015, and Second Amendment to Partner NOC Agreement dated December 31, 2017	10-K	001-36131	February 22, 2018	10.61
10.49+	Master Services Agreement dated as of September 25, 2013 between The Endurance International Group, Inc. and Tregaron India Holdings, LLC, as amended by Amendment No. 1 dated as of February 7, 2014 and Amendment No. 2 dated as of December 5, 2014	10-K	001-36131	February 24, 2017	10.43
10.50+	Master Services Agreement Amendment No. 3 dated as of December 18, 2017 between The Endurance International Group, Inc. and Tregaron India Holdings, LLC	10-K	001-36131	February 22, 2018	10.63
10.51+	Master Services Agreement Amendment No. 4 dated as of April 19, 2018 between The Endurance International Group, Inc. and Tregaron India Holdings, LLC	10-Q	001-36131	August 2, 2018	10.2
10.52+	Master Services Agreement Amendment No. 5 dated as of January 31, 2019 between The Endurance International Group, Inc. and Tregaron India Holdings, LLC	10-Q	001-36131	May 3, 2019	10.2

10.53	Refinancing Amendment, dated as of November 25, 2013, by and among the refinancing lenders party thereto, the revolving lenders party thereto, the Registrant, EIG Investors Corp., and Credit Suisse AG, as Administrative Agent	10-K	001-36131	February 28, 2014	10.23
10.54	Third Amended and Restated Credit Agreement, dated as of November 25, 2013, by and among the Registrant, EIG Investors Corp., as Borrower, the lenders party thereto, and Credit Suisse AG, as Administrative Agent	10-K	001-36131	February 28, 2014	10.24
10.55	Revolving Facility Amendment to Third Amended and Restated Credit Agreement, dated as of February 9, 2016, among EIG Investors Corp., the Registrant, the other Loan Parties party thereto, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent and issuing bank	8-K	001-36131	February 10, 2016	10.1
10.56	Incremental Term Loan Amendment to Third Amended and Restated Credit Agreement, dated as of February 9, 2016, among EIG Investors Corp., the Registrant, the other Loan Parties party thereto, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent and issuing bank	8-K	001-36131	February 10, 2016	10.2
10.57	Refinancing Amendment to Third Amended and Restated Credit Agreement, dated as of June 14, 2017, among EIG Investors Corp., Endurance International Group Holdings, Inc., the other Loan Parties party thereto, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent	8-K	001-36131	June 14, 2017	10.1
10.58	Fourth Amendment to Third Amended and Restated Credit Agreement, dated as of June 20, 2018, among Endurance International Group Holdings, Inc., EIG Investors Corp., the other Loan Parties party thereto, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as issuing bank and administrative agent	10-Q	001-36131	August 2, 2018	10.1
10.59	Amended and Restated Collateral Agreement, dated as of November 25, 2013, by and among the Registrant, EIG Investors Corp., the other grantors party thereto, and Credit Suisse AG, as Administrative Agent	10-K	001-36131	February 28, 2014	10.25
10.60	Supplement No. 1 to Amended and Restated Collateral Agreement, dated as of February 9, 2016, by and among the Registrant, EIG Investors Corp., the other guarantors party thereto, and Credit Suisse AG, as Administrative Agent	10-Q	001-36131	May 9, 2016	10.13

10.61	Amended and Restated Master Guarantee Agreement, dated as of November 25, 2013, by and among the Registrant, EIG Investors Corp., the other guarantors party thereto, and Credit Suisse AG, as Administrative Agent	10-K	001-36131	February 28, 2014	10.26
10.62	Supplement No. 1 to Amended and Restated Master Guarantee Agreement, dated as of February 9, 2016, by and among the Registrant, EIG Investors Corp., the other guarantors party thereto, and Credit Suisse AG, as Administrative Agent	10-Q	001-36131	May 9, 2016	10.14
21.1	Subsidiaries of the Registrant	10-K	001-36131	February 21, 2019	21.1
23.1	Consent of BDO USA, LLP, an Independent Registered Public Accounting Firm					X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

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

ENDURANCE INTERNATIONAL GROUP HOLDINGS, INC.

Date: February 14, 2020	By:	/s/ Jeffrey H. Fox
Jeffrey H. Fox
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jeffrey H. Fox	President, Chief Executive Officer and Director	February 14, 2020
Jeffrey H. Fox	(Principal Executive Officer)
/s/ Marc Montagner	Chief Financial Officer	February 14, 2020
Marc Montagner	(Principal Financial Officer)
/s/ Timothy R. Oakes	Chief Accounting Officer	February 14, 2020
Timothy R. Oakes	(Principal Accounting Officer)
/s/ James C. Neary	Chairman of the Board	February 14, 2020
James C. Neary
/s/ Andrea J. Ayers	Director	February 14, 2020
Andrea J. Ayers
/s/ Dale Crandall	Director	February 14, 2020
Dale Crandall
/s/ Joseph P. DiSabato	Director	February 14, 2020
Joseph P. DiSabato
/s/ Tomas Gorny	Director	February 14, 2020
Tomas Gorny
/s/ Peter J. Perrone	Director	February 14, 2020
Peter J. Perrone
/s/ Chandler J. Reedy	Director	February 14, 2020
Chandler J. Reedy
/s/ Justin L. Sadrian	Director	February 14, 2020
Justin L. Sadrian
/s/ Alexi A. Wellman	Director	February 14, 2020
Alexi A. Wellman