Form 10-Q
period 2020-03-31
Endurance International Group Holdings, Inc.
filed 2020-05-06
CIK 1237746

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 4, 2020, there were 140,449,803 shares of the issuer’s common stock, $0.0001 par value per share, outstanding.

Endurance International Group Holdings, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31, 2019	March 31, 2020
Assets		(unaudited)
Current assets:
Cash and cash equivalents	$111,265	$111,808
Restricted cash	1,732	1,731
Accounts receivable	10,224	10,631
Prepaid domain name registry fees	55,237	56,584
Prepaid commissions	38,435	38,421
Prepaid and refundable taxes	6,810	5,247
Prepaid expenses and other current assets	23,883	30,842
Total current assets	247,586	255,264
Property and equipment—net	85,925	92,184
Operating lease right-of-use assets	90,519	84,878
Goodwill	1,835,310	1,834,329
Other intangible assets—net	245,002	227,670
Deferred financing costs—net	1,778	1,559
Investments	15,000	15,000
Prepaid domain name registry fees, net of current portion	11,107	11,536
Prepaid commissions, net of current portion	48,780	52,050
Deferred tax asset	64	123
Other assets	3,015	3,258
Total assets	$2,584,086	$2,577,851
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,054	$14,679
Accrued expenses	64,560	66,338
Accrued taxes	251	471
Accrued interest	23,434	13,243
Deferred revenue	369,475	377,518
Operating lease liabilities—short term	21,193	20,309
Current portion of notes payable	31,606	31,606
Current portion of financed equipment	790	6,081
Deferred consideration—short term	2,201	2,225
Other current liabilities	2,165	2,588
Total current liabilities	525,729	535,058
Long-term deferred revenue	99,652	102,092
Operating lease liabilities—long term	78,151	73,340
Notes payable—long term, net of original issue discounts of $16,859 and $15,640 and deferred financing costs of $25,690 and $23,962, respectively	1,649,867	1,641,938
Financed equipment—long term	—	597
Deferred tax liability	27,097	25,799
Other liabilities	6,636	6,982
Total liabilities	2,387,132	2,385,806
Stockholders’ equity:
Preferred Stock—par value $0.0001; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock—par value $0.0001; 500,000,000 shares authorized; 146,259,868 and 147,570,072 shares issued at December 31, 2019 and March 31, 2020, respectively; 146,259,868 and 139,966,452 outstanding at December 31, 2019 and March 31, 2020, respectively	15	15
Additional paid-in capital	996,958	1,006,807
Treasury stock, at cost, 0 and 7,603,620 shares at December 31, 2019 and March 31, 2020, respectively	—	(12,329)
Accumulated other comprehensive loss	(4,088)	(4,273)
Accumulated deficit	(795,931)	(798,175)
Total stockholders’ equity	196,954	192,045
Total liabilities and stockholders’ equity	$2,584,086	$2,577,851
See accompanying notes to consolidated financial statements.

Endurance International Group Holdings, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2019	2020
Revenue	$280,683	$272,194
Cost of revenue	123,854	116,264
Gross profit	156,829	155,930
Operating expense:
Sales and marketing	66,588	67,191
Engineering and development	23,694	26,874
General and administrative	31,393	30,876
Total operating expense	121,675	124,941
Income from operations	35,154	30,989
Other income (expense):
Interest income	291	170
Interest expense	(37,214)	(32,734)
Total other expense—net	(36,923)	(32,564)
Loss before income taxes and equity earnings of unconsolidated entities	(1,769)	(1,575)
Income tax expense	1,719	669
Net loss	$(3,488)	$(2,244)
Comprehensive (loss) income:
Foreign currency translation adjustments	(401)	(557)
Unrealized (loss) gain on cash flow hedge, net of tax benefit (expense) of $304 and ($119) for the three months ended March 31, 2019 and 2020, respectively	(961)	372
Total comprehensive loss	$(4,850)	$(2,429)
Basic net loss per share	$(0.02)	$(0.02)
Diluted net loss per share	$(0.02)	$(0.02)
Weighted-average common shares used in computing net loss per share:
Basic	143,512,293	146,027,241
Diluted	143,512,293	146,027,241
See accompanying notes to consolidated financial statements.

Endurance International Group Holdings, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Number	Amount		Number	Amount
Balance—December 31, 2018	143,444,178	$14	$961,235	—	$—	$(3,211)	$(783,584)	$174,454
Vesting of restricted shares	116,526	—	—	—	—	—	—	—
Exercise of stock options	892	—	5	—	—	—	—	5
Other comprehensive gain (loss)	—	—	—	—	—	(1,362)	—	(1,362)
Net loss	—	—	—	—	—	—	(3,488)	(3,488)
Stock-based compensation	—	—	9,016	—	—	—	—	9,016
Balance—March 31, 2019	143,561,596	14	970,256	—	—	(4,573)	(787,072)	178,625
Vesting of restricted shares	2,176,738	—	—	—	—	—	—	—
Exercise of stock options	2,918	—	16	—	—	—	—	16
Other comprehensive gain (loss)	—	—	—	—	—	458	—	458
Net loss	—	—	—	—	—	—	(26,228)	(26,228)
Stock-based compensation	—	—	9,354	—	—	—	—	9,354
Balance—June 30, 2019	145,741,252	14	979,626	—	—	(4,115)	(813,300)	162,225
Vesting of restricted shares	398,293	1	(1)	—	—	—	—	—
Exercise of stock options	1,331	—	5	—	—	—	—	5
Other comprehensive gain (loss)	—	—	—	—	—	(761)	—	(761)
Net income	—	—	—	—	—	—	7,816	7,816
Stock-based compensation	—	—	9,143	—	—	—	—	9,143
Balance—September 30, 2019	146,140,876	15	988,773	—	—	(4,876)	(805,484)	178,428
Vesting of restricted shares	117,340	—	—	—	—	—	—	—
Exercise of stock options	1,652	—	6	—	—	—	—	6
Other comprehensive gain (loss)	—	—	—	—	—	788	—	788
Net income	—	—	—	—	—	—	9,553	9,553
Stock-based compensation	—	—	8,179	—	—	—	—	8,179
Balance—December 31, 2019	146,259,868	$15	$996,958	—	$—	$(4,088)	$(795,931)	$196,954

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Number	Amount		Number	Amount
Balance—December 31, 2019	146,259,868	$15	$996,958	$—	$—	$(4,088)	$(795,931)	$196,954
Vesting of restricted shares	1,306,607	—	—	—	—	—	—	—
Exercise of stock options	3,597	—	13	—	—	—	—	13
Other comprehensive gain (loss)	—	—	—	—	—	(185)	—	(185)
Net loss	—	—	—	—	—	—	(2,244)	(2,244)
Stock-based compensation	—	—	9,836	—	—	—	—	9,836
Repurchase of common stock	—	—	—	(7,603,620)	(12,329)	—	—	(12,329)
Balance—March 31, 2020	147,570,072	$15	$1,006,807	(7,603,620)	$(12,329)	$(4,273)	$(798,175)	$192,045
See accompanying notes to consolidated financial statements.

Endurance International Group Holdings, Inc.
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2019	2020
Cash flows from operating activities:
Net loss	$(3,488)	$(2,244)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	11,206	12,696
Amortization of other intangible assets	21,120	17,311
Amortization of deferred financing costs	1,733	1,853
Amortization of net present value of deferred consideration	61	24
Amortization of original issue discounts	1,087	1,184
Stock-based compensation	9,016	9,836
Deferred tax expense	(906)	(1,478)
Loss on sale of assets	26	—
Gain on early extinguishment of debt	—	(11)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,383)	(696)
Prepaid and refundable taxes	(591)	1,359
Prepaid expenses and other current assets	(2,292)	(12,997)
Leases right-of-use asset, net	573	(37)
Accounts payable and accrued expenses	(31,512)	(4,869)
Deferred revenue	10,399	12,979
Net cash provided by operating activities	15,049	34,910
Cash flows from investing activities:
Purchases of property and equipment	(5,423)	(9,916)
Net cash used in investing activities	(5,423)	(9,916)
Cash flows from financing activities:
Repayments of term loans	(25,000)	(7,902)
Repayments of senior notes	—	(2,836)
Purchase of treasury stock	—	(11,636)
Principal payments on financed equipment	(2,570)	(1,254)
Proceeds from exercise of stock options	5	13
Net cash used in financing activities	(27,565)	(23,615)
Net effect of exchange rate on cash and cash equivalents and restricted cash	(622)	(837)
Net (decrease) increase in cash and cash equivalents and restricted cash	(18,561)	542
Cash and cash equivalents and restricted cash:
Beginning of period	90,576	112,997
End of period	$72,015	$113,539
Supplemental cash flow information:
Interest paid	$44,259	$39,434
Income taxes paid (refunded)	$1,866	$(21)
Assets acquired under equipment financing	$—	$7,704
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
Although the Company believes the disclosures included herein are adequate to ensure that the consolidated financial statements are fairly presented, certain information and footnote disclosures to the financial statements have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, the consolidated financial statements and the footnotes included herein should be read in conjunction with the audited financial statements and the footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
Segment Information
Operating segments are defined as components of an enterprise that engage in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker ("CODM"). The Company has determined that its chief executive officer is the Company's CODM.
The Company previously reported its financial results in three reportable segments: web presence, email marketing and domain. In conjunction with the process of simplifying the organization, the Company modified its internal reporting structure to reflect certain changes in its structure and leadership, and also changed the name of the email marketing segment to the "digital marketing" segment. This resulted in consolidation of its domain segment into the web presence segment. Starting with the three months ended March 31, 2020, the Company reports its financial results in two segments - web presence (including the former domain segment) and digital marketing. The Company recast the comparative information for the three months ended March 31, 2019 to conform with the two-segment presentation.
The Company has identified two reportable segments: web presence and digital marketing. The Company has determined that it does not satisfy aggregation criteria for these operating segments, and that each segment meets the quantitative threshold of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 280, Segment Reporting. Therefore, both operating segments are reportable segments.
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
A new strain of coronavirus that causes the disease known as COVID-19 was identified in late 2019 and has spread globally. In March 2020, the World Health Organization classified the COVID-19 outbreak as a pandemic, based on the rapid increase in infections worldwide.
The COVID-19 pandemic continues to evolve as of the date of these consolidated financial statements. As such, the extent of the pandemic’s impact on the Company's financial condition, liquidity, and future results of operations is uncertain. Management is continuing to execute its 2020 operating plan while actively monitoring the impact of COVID-19 on the Company, including its customers, industry, operations, suppliers, workforce and liquidity. The Company expects that its healthcare expenses may increase as a result of the COVID-19 pandemic. The Company also expects to see tax-related liquidity benefits from the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"). The Company has not yet seen a material impact on its business due to the COVID-19 pandemic as of the date of these consolidated financial statements; however, given the daily evolution of the pandemic and the extensive and varied global responses to curb its spread, the Company is not able to predict the extent of the impact of the COVID-19 pandemic on its financial condition, results of operations or cash flows for fiscal year 2020.
Unaudited Interim Financial Information
The accompanying interim consolidated balance sheet as of March 31, 2020, and the related consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2019 and 2020, the consolidated statements of cash flows for the three months ended March 31, 2019 and 2020, the consolidated statements of changes in stockholders' equity for the three months ended March 31, 2019 and 2020, and the notes to consolidated financial statements are unaudited. These unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. The unaudited consolidated financial statements include, in the opinion of management, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of the Company’s financial position as of March 31, 2020, results of operations for the three months ended March 31, 2019 and 2020, cash flows for the three months ended March 31, 2019 and 2020, and changes in stockholders' equity for the three months ended March 31, 2019 and 2020. The results in the consolidated statements of operations and comprehensive income (loss) are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2020.
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

Software Development Costs
The Company accounts for software development costs for internal-use software under the provisions of FASB ASC 350-40, Internal-Use Software. Accordingly, certain costs to develop internal-use computer software are capitalized, provided these costs are expected to be recoverable. During the three months ended March 31, 2019, the Company capitalized internal-use software development costs of $3.2 million. During the three months ended March 31, 2020, the Company capitalized internal-use software development costs of $5.0 million.
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
In accordance with ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350), the Company is required to review goodwill by reporting unit for impairment at least annually or more often if there are indicators of impairment present. Under U.S. GAAP, a reporting unit is either the equivalent of, or one level below, an operating segment. The Company performs its annual goodwill test as of October 31 of each fiscal year. The Company has identified a total of ten reporting units, and goodwill has been allocated to five of these reporting units. The Company also early adopted the provisions of ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350), which eliminates the second step of the goodwill impairment test. As a result, the Company's goodwill impairment test includes only one step, which is a comparison of the carrying value of each reporting unit to its fair value, and any excess carrying value, up to the amount of goodwill allocated, is impaired. Goodwill has been allocated to each reporting unit in accordance with ASC 350-20-40, which requires that goodwill be allocated based on the relative fair values of each reporting unit.
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
The Company determines the fair value of each reporting unit by utilizing the income approach and the market approach. For the income approach, fair value is determined based on the present value of estimated future after-tax cash flows, discounted at an appropriate risk adjusted rate. The Company derives its discount rates by using a capital asset pricing model and analyzing published rates for industries relevant to its reporting units to estimate the weighted-average cost of capital. The Company uses discount rates that are commensurate with the risks and uncertainty inherent in its business and in its internally developed forecasts. For fiscal year 2019, the Company used a discount rate of 10.5% for all but three of its reporting units. For two of these reporting units, which are experiencing declining cash flows, the Company used a discount rate of 13.0% and 13.5%, respectively, to adjust for the risk in the projected cash flows. For the remaining reporting unit, which had just been acquired in September 2019, the Company used a discount rate of 15.5%, to adjust for the risk in the projected cash flows. The Company also performed sensitivity analysis on its discount rates. The Company uses internal forecasts to estimate future after-tax cash flows, which include an estimate of long-term future growth rates based on the Company's view of the long-term outlook for each reporting unit. Actual results may differ from those assumed in the Company's forecasts.
For the market approach, the Company utilizes two different approaches: market multiples for publicly traded companies, and market multiples based on the acquisition value of comparable companies that were sold.
For the fiscal year 2019 goodwill impairment analysis, the Company compared the fair value from the income approach to the two market approaches, which included a valuation multiple of comparable public companies and a valuation multiple from sales of comparable companies. For three of the Company's reporting units, which represent approximately 97% of the Company's goodwill, the Company established the fair value based on the average fair value from all three valuation approaches. For two of the remaining reporting units, which represent approximately 3% of the Company's goodwill, the Company established fair value based on the income approach only, because these reporting units are experiencing declining cash flows. The Company calculated and recognized a partial impairment of $10.0 million for one of these reporting units and a full impairment of $2.3 million for the second of these reporting units, both of which were recorded as an operating expense in the consolidated statements of operations and other comprehensive income (loss) in the three months ended December 31, 2019. For the other two reporting units for which the income approach was used, the Company had just acquired one reporting unit (Ecomdash) in the three months ended September 30, 2019, and was in the process of disposing of the other reporting unit (SinglePlatform) through a sale in December 2019.
Goodwill as of December 31, 2019 was $1,835.3 million. The carrying value of goodwill that was allocated to the web presence and digital marketing segments was approximately $1,231.9 million and $603.4 million, respectively. The fair value of all but three reporting units with goodwill at December 31, 2019 exceeded each reporting unit's carrying value by at least 20%.
Of the other three reporting units with less than 20% excess of fair value over carrying value, one reporting unit is forecast to experience continuing negative growth in both revenue and cash flows. Given this fact pattern, the Company relied upon the income approach in order to quantify the impact of persistent negative growth expectations and to develop a fair value for this reporting unit. The goodwill allocated to this reporting unit as of December 31, 2019 was $52.0 million. The Company expects that cash flows for this unit will continue to decline, which could result in goodwill impairment charges for this reporting unit at some point in the future.
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
The third reporting unit represents a combination of different hosting brands, which the Company will continue to monitor in the future. Though near term cash flows are projected to decline for this unit, growth in the cash flows is expected to return after further investments in engineering and development and sales and marketing are made. This reporting unit's fair value was established using three valuation methods, equally weighted. As the reporting unit passed the goodwill impairment test with equal weight given to the three approaches, the Company did not adjust the weight given to the three valuation approaches. As of December 31, 2019, the fair value of this reporting unit, as estimated based upon its future projections, exceeded its carrying value by less than 4%. In the event the Company's investments in engineering and development and sales and marketing do not generate the anticipated improvement in future operating performance for this unit, then future impairments may be recognized for this reporting unit. Goodwill for this reporting unit as of December 31, 2019 was approximately $1.2 billion.
Because of the deterioration of the economic conditions as a result of the COVID-19 pandemic, and because of the decline in the Company’s share price, the Company reassessed its annual goodwill impairment test. The Company performed a qualitative analysis, noting that the Company’s operating performance, both current and future based on updated projections, is in line with the projections used for the 2019 annual impairment test. The Company also noted that its market capitalization continues to exceed the book value of the stockholders’ equity. Based on the Company’s analysis, the Company has concluded that an impairment has not been triggered, and as such, no impairment has been recorded.
Goodwill as of March 31, 2020 was $1,834.3 million. The carrying value of goodwill that was allocated to the web presence and digital marketing reporting segments was approximately $1,230.9 million and $603.4 million, respectively. For the three months ended March 31, 2020, as noted above, no impairment triggering events were identified and no impairment has been recorded.
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
The Company evaluates long-lived intangible and tangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indicators of impairment are present and undiscounted future cash flows are less than the carrying amount, the fair value of the assets is determined and compared to the carrying value. If the fair value is less than the carrying value, then the carrying value of the asset is reduced to the estimated fair value and an impairment loss is charged to expense in the period the impairment is identified. No such impairment losses have been identified in the three months ended March 31, 2019 and 2020.
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
The contracts that the Company enters into typically do not contain any variable or non-cash consideration.
The Company maintains a reserve for refunds and chargebacks related to revenue that has been recognized and is expected to be refunded, as calculated based on observed historical trends. The Company had a refund and chargeback reserve of $0.3 million and $0.3 million as of December 31, 2019 and March 31, 2020, respectively. The portion of deferred revenue that was expected to be refunded at December 31, 2019 and March 31, 2020 was $1.9 million and $1.8 million, respectively.

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
The following table provides a reconciliation of the Company's deferred revenue as of March 31, 2020:

	Short-term	Long-term
	(unaudited)
	(in thousands)
Balance at December 31, 2019	$369,475	$99,652
Recognition of beginning deferred revenue into revenue, as a result of performance obligations satisfied	(155,456)	—
Cash received in advance during the period	241,930	43,337
Recognition of cash received in the period into revenue, as a result of performance obligations satisfied	(116,738)	—
Impact of foreign exchange rates	(2,590)	—
Reclassification between short-term and long-term	40,897	(40,897)
Balance at March 31, 2020	$377,518	$102,092

The difference between the opening and closing balances of the Company’s deferred revenue liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment. During the three months ended March 31, 2020, the Company recognized $155.5 million and $0.0 million, respectively, from beginning deferred revenue current and long-term balances existing at December 31, 2019. The Company did not recognize any revenue from performance obligations satisfied in prior periods.
The following table provides the remaining performance obligation amounts as of March 31, 2020. These amounts are equivalent to the ending deferred revenue balance of $479.6 million, which includes both short and long-term amounts:

	Web presence	Digital marketing	Total
	(unaudited)
	(in thousands)
Remaining performance obligation, short-term	$323,004	$54,514	$377,518
Remaining performance obligation, long-term	102,085	7	102,092
Total	$425,089	$54,521	$479,610

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
Deferred Customer Acquisition Costs
As a result of the implementation of ASC 606, the Company capitalizes the incremental costs directly related to obtaining and fulfilling a contract (such as sales commissions and certain direct sales and marketing success-based costs), if these costs are expected to be recovered. These costs are amortized over the period the services are transferred to the customer, which is estimated based on customer churn rates for various segments of the business. The Company includes only those incremental costs that would not have been incurred if the contracts had not been entered into:

	Short-term	Long-term
	(unaudited)
	(in thousands)
Balance at December 31, 2019	$38,435	$48,780
Deferred customer acquisition costs incurred in the period	5,653	10,156
Amounts recognized as expense in the period	(12,446)	—
Impact of foreign exchange rates	(99)	7
Adjustment resulting from sale of SinglePlatform business	—	(15)
Reclassification between short-term and long-term	6,878	(6,878)
Balance at March 31, 2020	$38,421	$52,050

As of March 31, 2020, the Company had a total of approximately $79.4 million and $11.1 million in deferred assets relating to costs incurred to obtain or fulfill contracts in its web presence and digital marketing segments, respectively. These deferred assets consist entirely of recoverable, specific, success-based sales commissions. During the three months ended March 31, 2020, the Company recognized total amortization costs related to the above items of approximately $11.0 million and $1.4 million in its web presence and digital marketing segments, respectively, which were included in sales and marketing in the consolidated statements of operations and comprehensive income (loss).
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
Treasury Stock
Treasury stock is accounted for at cost. Shares repurchased by the Company are held in treasury for general corporate purposes, including issuances under equity incentive and benefit plans. The reissuance of shares from treasury stock is based on the weighted-average purchase price of the shares.
Net Loss per Share
The Company considered FASB ASC 260-10, Earnings per Share, which requires the presentation of both basic and diluted earnings per share in the consolidated statements of operations and comprehensive income (loss). The Company’s basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding for the period, and, if there are dilutive securities, diluted income per share is computed by including common stock equivalents which includes shares issuable upon the exercise of stock options, net of shares assumed to have been purchased with the proceeds, using the treasury stock method.

	Three Months Ended March 31,
	2019	2020
	(unaudited) (in thousands, except share amounts and per share data)
Net loss	$(3,488)	$(2,244)
Net loss per share:
Basic	$(0.02)	$(0.02)
Diluted	$(0.02)	$(0.02)
Weighted-average common shares used in computing net loss per share:
Basic	143,512,293	146,027,241
Diluted	143,512,293	146,027,241

The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted loss per share because the effect of including such potentially dilutive shares would have been anti-dilutive:

	Three Months Ended March 31,
	2019	2020
	(unaudited)
Restricted stock awards and units	8,934,769	12,369,636
Options	8,729,091	5,731,886
Total	17,663,860	18,101,522

Recent Accounting Pronouncements - Recently Adopted
In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. The new guidance provides for the deferral of implementation costs for cloud computing arrangements and expensing those costs over the term of the cloud services arrangement. The new guidance is effective for fiscal years beginning after December 15, 2019. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.
Recent Accounting Pronouncements - Recently Issued
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740), which amends existing guidance relating to the accounting for income taxes. This ASU is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles of accounting for income taxes and to improve the consistent application of U.S. GAAP for other areas of accounting for income taxes by clarifying and amending existing guidance. The new guidance is effective for fiscal years beginning after December 15, 2020, and early adoption is permitted. The Company does not expect that the adoption of this new guidance will have a material impact on its consolidated financial statements.
In January 2020, the FASB issued ASU No. 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323 and Topic 815. This ASU clarifies the interaction among the accounting standards for equity securities, equity method and certain derivatives. Specifically, the ASU clarifies that when applying the measurement alternative in ASC 321, Investments - Equity Securities, for instruments that do not have readily determinable fair values, an entity is required to consider observable transactions that result in applying (or discontinuing) the equity method. The ASU also clarifies that when assessing whether certain forward contracts and purchased options are in the scope of Subtopic 815-10, Certain Contracts on Debt and Equity Securities, entities should not assess whether the underlying securities upon settlement of the forward or exercise of the option would be accounted for under the equity method in ASC 323, Investments - Equity Method and Joint Ventures, or the fair value option in ASC 825, Financial Instruments. The guidance is effective for fiscal years beginning after December 15, 2020 and for interim periods therein. Early adoption is permitted, including in interim periods for which financial statements have not been issued or made available for issuance. The Company does not expect that the adoption of this new guidance will have a material impact on its consolidated financial statements.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions in which the reference LIBOR or another reference rate is expected to be discontinued as a result of the Reference Rate Reform. This ASU is intended to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The new guidance is effective from the beginning of an interim period that includes March 12, 2020, and through December 31, 2022. The Company is currently evaluating the timing of adoption and the expected impact of the new guidance.
3. Acquisitions/ Divestitures
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
Acquisitions - 2019
Ecomdash
On September 13, 2019, the Company acquired substantially all of the assets of LTD Software LLC, doing business as Ecomdash (“Ecomdash”), which is a software provider that offers inventory management and marketplace listing solutions for small and mid-sized businesses selling online. The aggregate purchase price was $9.6 million, of which approximately $8.9 million was paid in cash at the closing. The Company retained the remainder of the purchase price as a holdback to fund any working capital adjustment, if applicable, and to serve as security for the indemnification obligations of the seller under the asset purchase agreement. Subject to any indemnification claims, the Company will release the holdback funds, less a small working capital adjustment, to the seller 12 months from the closing date. Transaction costs were expensed as incurred. The Company has accounted for this transaction as a business combination in accordance with the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date. The following table summarizes the preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed at the date of acquisition:

September 13, 2019
(in thousands)
Working capital	$(187)
Goodwill	6,973
Developed technology	2,445
Subscriber relationships	390
Total	$9,621

Goodwill related to the acquisition is deductible for tax purposes.
Divestitures - 2019
SinglePlatform
On December 5, 2019, the Company completed the sale of substantially all of its SinglePlatform digital storefront business, including all of the membership interests of its subsidiary SinglePlatform, LLC, to TripAdvisor LLC for consideration of approximately $51.0 million in cash. The Company recognized a pre-tax gain on the sale of $40.7 million during the three months ended December 31, 2019, which was recorded as an operating expense in the consolidated statements of operations and other comprehensive income (loss). SinglePlatform contributed $7.0 million in revenue in the three months ended March 31, 2019.

4. Property, Plant and Equipment
Components of property and equipment consisted of the following:

	December 31, 2019	March 31, 2020
		(unaudited)
	(in thousands)
Land	$790	$790
Building	8,285	8,285
Software	109,546	118,579
Computers and office equipment	187,056	198,338
Furniture and fixtures	18,918	18,926
Leasehold improvements	20,469	20,497
Construction in process	5,850	4,140
Property and equipment—at cost	350,914	369,555
Less: accumulated depreciation	(264,989)	(277,371)
Property and equipment—net	$85,925	$92,184

Depreciation expense related to property and equipment for the three months ended March 31, 2019 and 2020 was $11.2 million and $12.7 million, respectively.
Financed equipment with a cost basis of $24.4 million was included in software as of March 31, 2020. The net carrying value of financed equipment as of March 31, 2020 was $9.5 million.
5. Leases
The Company has operating leases for data centers, corporate offices, data center equipment, and office equipment. The Company's leases have remaining lease terms of 1 year to 7 years, some of which include options to extend.
The Company's lease expense for the three months ended March 31, 2019 and 2020 consisted entirely of operating leases and amounted to $7.3 million and $6.9 million, respectively. Operating lease payments, which reduced operating cash flows for the three months ended March 31, 2019 and 2020, amounted to $6.7 million and $6.5 million, respectively.
Supplemental balance sheet information related to leases was as follows:

	December 31, 2019	March 31, 2020
		(unaudited)
	(in thousands)
Operating lease right-of-use assets	$90,519	$84,878

Operating lease liabilities—short term	21,193	20,309
Operating lease liabilities—long term	78,151	73,340
Total operating lease liabilities	$99,344	$93,649

As of March 31, 2020, the weighted-average remaining lease term was 5.19 years and the discount rate for the Company's leases was 6.78%.
Maturities for leases were as follows:

Operating Leases
(unaudited)
(in thousands)
Remainder of 2020	$20,010
2021	20,644
2022	18,804
2023	17,570
2024	13,828
Thereafter	20,692
Total lease payments	$111,548
Less: imputed interest	17,899
Total	$93,649

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
As of December 31, 2019 and March 31, 2020, the Company’s financial assets required to be measured on a recurring basis consisted of the 2018 interest rate cap and certain cash equivalents, which included money market instruments and bank time deposits. The Company has classified the interest rate caps, which are discussed in Note 7, Derivatives and Hedging Activities, below, within Level 2 of the fair value hierarchy. The Company has also classified these cash equivalents within Level 2 of the fair value hierarchy. The 2015 interest rate cap matured during the three months ended March 31, 2019.
Basis of Fair Value Measurements

	Balance	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Balance at December 31, 2019
Financial assets:
Cash equivalents (included in cash and cash equivalents)	$2,834	$—	$2,834	$—
Interest rate cap (included in other assets)	6	—	6	—
Total financial assets	$2,840	$—	$2,840	$—
Balance at March 31, 2020	(unaudited)
Financial assets:
Cash equivalents (included in cash and cash equivalents)	$2,046	$—	$2,046	$—
Interest rate cap (included in other assets)	56	—	56	—
Total financial assets	$2,102	$—	$2,102	$—

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

7. Derivatives and Hedging Activities
Risk Management Objective of Using Derivatives
The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company may enter into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s investments and borrowings.
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
In June 2018, the Company entered into a three-year interest rate cap with $800.0 million notional value outstanding. This interest rate cap was effective beginning on August 28, 2018. The fair value of this interest rate contract included in other assets on the consolidated balance sheet as of March 31, 2020 was $0.1 million, and the Company recognized $0.4 million of interest expense in the Company’s consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2020. The Company recognized a $0.5 million gain, net of a tax expense of $0.1 million, in Accumulated Other Comprehensive Income ("AOCI") for the three months ended March 31, 2020. The Company estimates that $1.8 million will be reclassified from AOCI to interest expense (as an increase to interest expense) in the next twelve months.
The changes in the fair value of derivatives that qualify as cash flow hedges is recorded in AOCI, and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.
8. Goodwill and Other Intangible Assets
The following table summarizes the changes in the Company’s goodwill balances from December 31, 2019 to March 31, 2020:

	Web Presence	Digital Marketing	Total
	(in thousands)
Goodwill balance at December 31, 2019	$1,231,896	$603,414	$1,835,310
Foreign translation impact	(981)	—	(981)
Goodwill balance at March 31, 2020	$1,230,915	$603,414	$1,834,329

In accordance with ASC 350, the Company reviews goodwill and other indefinite-lived intangible assets for indicators of impairment on an annual basis and between tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount.

As of December 31, 2019, other intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Useful Life
	(dollars in thousands)
Developed technology	$280,330	$207,844	$72,486	7 years
Subscriber relationships	659,837	529,276	130,561	7 years
Trade names	134,046	94,982	39,064	8 years
Intellectual property	34,263	31,372	2,891	5 years
Domain names available for sale	18,160	18,160	—	Indefinite
Total December 31, 2019	$1,126,636	$881,634	$245,002
As of March 31, 2020, other intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Useful Life
	(unaudited, dollars in thousands)
Developed technology	$280,269	$215,068	$65,201	7 years
Subscriber relationships	659,571	536,797	122,774	7 years
Trade names	134,038	97,027	37,011	8 years
Intellectual property	34,263	31,579	2,684	5 years
Domain names available for sale	18,160	18,160	—	Indefinite
Total March 31, 2020	$1,126,301	$898,631	$227,670

During the three months ended March 31, 2019 and 2020, there were no impairment charges of intangible assets.
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
The Company’s amortization expense is included in cost of revenue in the consolidated statements of operations and comprehensive income (loss) in the aggregate amounts of $21.1 million and $17.3 million for the three months ended March 31, 2019 and 2020, respectively.
9. Notes Payable
As of December 31, 2019 and March 31, 2020, notes payable, net of original issue discounts and deferred financing costs, consisted of the following:

	December 31, 2019	March 31, 2020
		(unaudited)
	(in thousands)
Term Loan	$1,347,056	$1,341,188
Notes	334,417	332,356
Revolving credit facilities	—	—
Total notes payable	1,681,473	1,673,544
Current portion of notes payable	31,606	31,606
Notes payable - long term	$1,649,867	$1,641,938

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
The Term Loan has a maturity date of February 9, 2023 and requires quarterly mandatory repayments of principal. During the three months ended March 31, 2020, the Company made one mandatory repayment of $7.9 million.
Interest is payable on maturity of the elected interest period for a term loan with a LIBOR-based interest rate, which interest period can be one, two, three or six months. Interest is payable at the end of each fiscal quarter for a term loan with an alternate base rate.
As of December 31, 2019 and March 31, 2020, the Term Loan had an outstanding balance of:

	December 31, 2019	March 31, 2020
		(unaudited)
	(in thousands)
Term Loan	$1,374,022	$1,366,121
Unamortized deferred financing costs	(14,331)	(13,251)
Unamortized original issue discount	(12,635)	(11,682)
Net Term Loan	1,347,056	1,341,188
Current portion of Term Loan	31,606	31,606
Term Loan - long term	$1,315,450	$1,309,582

Revolving Credit Facility
The Company has a revolving credit facility (the “Revolver”), which has an aggregate available amount of $165.0 million. As of December 31, 2019 and March 31, 2020, the Company did not have any balances outstanding under the Revolver and the full amount of the facility was unused and available.
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
Senior Notes
In connection with the acquisition of Constant Contact, Inc. ("Constant Contact") in February 2016, EIG Investors issued $350.0 million aggregate principal amount of senior notes (the "Senior Notes") with a maturity date of February 1, 2024. The Senior Notes were issued at a price of 98.065% of par and bear interest at the rate of 10.875% per annum. The Senior Notes have been fully and unconditionally guaranteed, on a senior unsecured basis, by Holdings and its subsidiaries that guarantee the Term Loan and the Revolver (including Constant Contact and certain of its subsidiaries). The Company has the right to redeem all or a part of the Senior Notes at any time for a discount or premium which is based on the applicable redemption date. The Company may, at any time and from time to time, seek to retire or purchase its outstanding Senior Notes through cash purchases, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will be upon such terms and at such prices as the Company may determine, and will depend on prevailing market conditions, the Company's liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. During the three months ended March 31, 2020, the Company made two voluntary, privately negotiated redemptions of $1.3 million and $1.7 million, respectively, for a total redemption of $3.0 million. The redemptions were made at a discount of 98.5% and 93.0%, respectively, for an immaterial net gain on redemption of $0.0 million, after recording a charge of $0.1 million, included in interest expense, to write off original issue discounts and deferred financing costs relating to the redemption.

As of December 31, 2019 and March 31, 2020, the Senior Notes had an outstanding balance of:

	December 31, 2019	March 31, 2020
		(unaudited)
	(in thousands)
Senior Notes	$350,000	$347,025
Unamortized deferred financing costs	(11,359)	(10,711)
Unamortized original issue discount	(4,224)	(3,958)
Net Senior Notes	334,417	332,356
Current portion of Senior Notes	—	—
Senior Notes - long term	$334,417	$332,356

Interest on the Senior Notes is payable twice a year, on August 1st and February 1st.
Maturity of Notes Payable
The maturity of the notes payable at March 31, 2020 is as follows:

Amounts maturing in:	Amounts
(unaudited)
(in thousands)
Remainder of 2020	$23,705
2021	31,606
2022	31,606
2023	1,279,204
2024	347,025
Thereafter	—
Total	$1,713,146

Interest
The Company recorded $37.2 million and $32.7 million in interest expense for the three months ended March 31, 2019 and 2020, respectively.
The following table provides a summary of interest rates and interest expense for the three months ended March 31, 2019 and 2020:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2020
	(unaudited)
	(percentage per annum)
Interest rate—LIBOR	6.23%-6.44%	5.36%-5.67%
Interest rate—alternate base rate	*	*
Interest rate—Senior Notes	10.875%	10.875%
Non-refundable fee—unused facility	0.50%	0.50%
	(in thousands)
Interest expense and service fees	$34,224	$29,519
Amortization of deferred financing fees	1,733	1,853
Amortization of original issue discounts	1,087	1,184
Amortization of net present value of deferred consideration	61	24
Gain on extinguishment of debt	—	(11)
Other interest expense	109	165
Total interest expense	$37,214	$32,734

* The Company did not have debt-bearing interest based on the alternate base rate for the three months ended March 31, 2019 and 2020.
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
The Company was in compliance with all covenants at March 31, 2020.
10. Stock-Based Compensation
The Company has two stock incentive plans, as described below.
2013 Stock Incentive Plan
The Amended and Restated 2013 Stock Incentive Plan (the “2013 Plan”) of the Company became effective upon the closing of its initial public offering. The 2013 Plan provides for the grant of options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to employees, officers, directors, consultants and advisers of the Company. Under the 2013 Plan, the Company may issue up to 38,000,000 shares of the Company’s common stock. At March 31, 2020, there were 4,870,928 shares available for grant under the 2013 Plan.
2011 Stock Incentive Plan
As of February 9, 2016, the effective date of the acquisition of Constant Contact, the Company assumed and converted certain outstanding equity awards granted by Constant Contact under the Constant Contact 2011 Stock Incentive Plan (the “2011 Plan”) prior to the effective date of the acquisition (the “Assumed Awards”) into corresponding equity awards with respect to shares of the Company’s common stock. In addition, the Company assumed certain shares of Constant Contact common stock, par value $0.01 per share, available for issuance under the 2011 Plan (the “Available Shares”), which will be available for future issuance under the 2011 Plan in satisfaction of the vesting, exercise or other settlement of options and other equity awards that may be granted by the Company following the effective date of the acquisition of Constant Contact in reliance on the prior approval of the 2011 Plan by the stockholders of Constant Contact. The Assumed Awards were converted into 2,143,987 stock options and 2,202,846 restricted stock units with respect to the Company’s common stock and the Available Shares were converted into 10,000,000 shares of the Company’s common stock reserved for future awards under the 2011 Plan. At March 31, 2020, there were 8,913,315 shares available for grant under the 2011 Plan.
All Plans
The following table presents total stock-based compensation expense recorded in the consolidated statements of operations and comprehensive income (loss) for all awards granted under the Company’s 2013 Plan and 2011 Plan:

	Three Months Ended March 31,
	2019	2020
	(unaudited, in thousands)
Cost of revenue	$915	$739
Sales and marketing	1,754	1,938
Engineering and development	1,333	1,092
General and administrative	5,014	6,067
Total stock-based compensation expense	$9,016	$9,836

Under both the 2011 and 2013 Plans combined, as of March 31, 2020, the Company had approximately $4.2 million of unrecognized stock-based compensation expense related to option awards that will be recognized over 1.4 years and approximately $67.7 million of unrecognized stock-based compensation expense related to restricted stock awards and restricted stock units that will be recognized over 2.3 years.
2013 Stock Incentive Plan
The following table provides a summary of the Company’s stock options as of March 31, 2020 and the stock option activity for all stock options granted under the 2013 Plan during the three months ended March 31, 2020:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(3) (in thousands)
	(unaudited)
Outstanding at December 31, 2019	5,276,679	$10.57
Granted	—	$—
Exercised	—	$—
Forfeited	(674)	$11.10
Expired	(119,716)	$10.16
Outstanding at March 31, 2020	5,156,289	$10.58	6.5	$—
Exercisable at March 31, 2020	4,141,636	$11.22	6.1	$—
Expected to vest after March 31, 2020(1)	1,014,653	$7.97	8.4	$—
Exercisable as of March 31, 2020 and expected to vest (2)	5,156,289	$10.58	6.5	$—

(1)	This represents the number of unvested options outstanding as of March 31, 2020 that are expected to vest in the future.

(2)	This represents the number of vested options as of March 31, 2020 plus the number of unvested options outstanding as of March 31, 2020 that are expected to vest in the future.

(3)
The aggregate intrinsic value was calculated based on the positive difference, if any, between the estimated fair value of the Company’s common stock on March 31, 2020 of $1.93 per share, or the date of exercise, as appropriate, and the exercise price of the underlying options.

Restricted stock units granted under the 2013 Plan generally vest annually over a three-year period, unless otherwise determined by the Company’s board of directors. The following table provides a summary of the Company’s restricted stock unit activity for the 2013 Plan during the three months ended March 31, 2020:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
	(unaudited)
Non-vested at December 31, 2019	9,005,109	$6.90
Granted	8,548,413	$3.90
Vested	(1,295,109)	$7.92
Canceled	(337,795)	$6.55
Non-vested at March 31, 2020	15,920,618	$5.22

Restricted stock awards granted under the 2013 Plan generally vest annually over a four-year period, unless otherwise determined by the Company’s board of directors. The following table provides a summary of the Company’s restricted stock award activity for the 2013 Plan during the three months ended March 31, 2020:

	Restricted Stock Awards	Weighted- Average Grant Date Fair Value
	(unaudited)
Non-vested at December 31, 2019	159,517	$10.68
Granted	—	$—
Vested	(5,675)	$8.15
Canceled	(1,466)	$11.10
Non-vested at March 31, 2020	152,376	$10.77

2011 Stock Incentive Plan
The following table provides a summary of the Company’s stock options as of March 31, 2020 and the stock option activity for all stock options granted under the 2011 Plan during the three months ended March 31, 2020:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value(3) (in thousands)
	(unaudited)
Outstanding at December 31, 2019	533,547	$8.83
Granted	—	$—
Exercised	(3,597)	$3.68
Forfeited	(1,277)	$9.43
Expired	(26,694)	$7.74
Outstanding at March 31, 2020	501,979	$8.92	1.7	$—
Exercisable at March 31, 2020	492,688	$8.92	1.7	$—
Expected to vest after March 31, 2020(1)	9,291	$9.09	3.5	$—
Exercisable as of March 31, 2020 and expected to vest (2)	501,979	$8.92	1.7	$—

(1)	This represents the number of unvested options outstanding as of March 31, 2020 that are expected to vest in the future.

(2)	This represents the number of vested options as of March 31, 2020 plus the number of unvested options outstanding as of March 31, 2020 that are expected to vest in the future.

(3)
The aggregate intrinsic value was calculated based on the positive difference, if any, between the estimated fair value of the Company’s common stock on March 31, 2020 of $1.93 per share, or the date of exercise, as appropriate, and the exercise price of the underlying options.

Unless otherwise determined by the Company’s board of directors, restricted stock units granted under the 2011 Plan generally vest annually over a three- or a four-year period. The following table provides a summary of the Company’s restricted stock unit activity for the 2011 Plan during the three months ended March 31, 2020:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
	(unaudited)
Non-vested at December 31, 2019	320,142	$8.35
Granted	—	$—
Vested	(5,823)	$7.44
Canceled	(27,855)	$8.66
Non-vested at March 31, 2020	286,464	$8.34

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
There were no shares of preferred stock issued or outstanding as of December 31, 2019 and March 31, 2020.
Stock Repurchase Program
On March 10, 2020, the Company's board of directors authorized a share repurchase program for up to $40.0 million of the Company's common stock on the open market, in privately negotiated transactions or otherwise.
The Company will determine the timing and amount of shares repurchased, if any, depending on its evaluation of market and other conditions. The Company expects to fund any repurchases using cash on hand and cash generated from operations. The share repurchase program may be suspended or discontinued at any time.
Shares repurchased by the Company are held in treasury for general corporate purposes, including issuances under equity incentive plans. The reissuance of shares from treasury stock is based on the weighted average purchase price of the shares.
During the three months ended March 31, 2020, the Company repurchased a total of approximately $12.3 million of its common stock under the program, of which approximately $4.9 million was repurchased in open market transactions pursuant to a 10b5-1 plan and $7.45 million was repurchased in a privately negotiated transaction with Okumus Fund Management Ltd., as discussed below.
As of March 31, 2020, of the $40.0 million authorized amount, the Company had $27.7 million remaining available under the share repurchase program.
Okumus Share Repurchase
Pursuant to the Company’s share repurchase program described above, on March 19, 2020, the Company entered into a stock repurchase agreement with Okumus Fund Management Ltd. (“Okumus”), a holder of more than 5% of the Company's capital stock. Under the agreement, the Company repurchased 5.0 million shares of its common stock from Okumus at a price of $1.49 per share, for an aggregate repurchase price of $7.45 million. The $1.49 per share repurchase price that the Company paid represented a discount to the closing price per share of its common stock on the trading day prior to its entry into the repurchase agreement, which was $1.55 per share.
12. Accumulated Other Comprehensive Loss
The following table presents the components of accumulated other comprehensive loss:

	Foreign Currency Translation Adjustments	Unrealized (Loss) Gain on Cash Flow Hedge	Total
	(unaudited, in thousands)
Balance at December 31, 2019	$(2,135)	$(1,953)	$(4,088)
Other comprehensive (loss) income	(557)	372	(185)
Balance at March 31, 2020	$(2,692)	$(1,581)	$(4,273)

13. Revenue
During the three months ended March 31, 2019 and 2020, the Company recognized $280.7 million and $272.2 million of revenue, respectively, the majority of which was derived from contracts with customers.
During the three months ended March 31, 2019 and 2020, the Company did not incur any impairment or credit losses on any receivables or contract assets arising from the Company’s contracts with customers.
In accordance with ASC 606, the Company disaggregates revenue from contracts with customers based on the timing of revenue recognition. The Company determined that disaggregating revenue into these categories depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. As discussed in Note 18, Segment Information, the Company's business consists of the web presence and digital marketing segments. The following table presents disaggregated revenues by category for the three months ended March 31, 2019 and 2020:

	Three Months Ended March 31, 2019
	Web presence	Digital marketing	Total
	(unaudited, in thousands)
Subscription-based revenue
Direct revenue from subscriptions	$148,915	$101,310	$250,225
Professional services	3,328	390	3,718
Reseller revenue	17,666	878	18,544
Total subscription-based revenue	$169,909	$102,578	$272,487

Non-subscription-based revenue
MDF	$1,886	$162	$2,048
Premium domains	4,867	—	4,867
Domain parking and monetization	1,281	—	1,281
Total non-subscription-based revenue	$8,034	$162	$8,196

Total revenue	$177,943	$102,740	$280,683

	Three Months Ended March 31, 2020
	Web presence	Digital marketing	Total
	(unaudited, in thousands)
Subscription-based revenue
Direct revenue from subscriptions	$147,045	$96,323	$243,368
Professional services	3,148	570	3,718
Reseller revenue	17,308	921	18,229
Total subscription-based revenue	$167,501	$97,814	$265,315

Non-subscription-based revenue
MDF	$1,589	$90	$1,679
Premium domains	3,995	—	3,995
Domain parking and monetization	1,205	—	1,205
Total non-subscription-based revenue	$6,789	$90	$6,879

Total revenue	$174,290	$97,904	$272,194
Subscription-based revenue is primarily recognized over time, when the services are performed, except for third-party products for which the Company acts as an agent. Revenue from third-party products for which the Company acts as an agent is recognized at a point in time, when the revenue is earned.
Revenue, classified by the major geographic areas in which the Company’s customers are located, was as follows for the three months ended March 31, 2019 and 2020:

	Three Months Ended March 31, 2019
	Web presence	Digital marketing	Total
	(unaudited, in thousands)
Domestic	$111,129	$94,813	$205,942
International	66,814	7,927	74,741
Total	$177,943	$102,740	$280,683

	Three Months Ended March 31, 2020
	Web presence	Digital marketing	Total
	(unaudited, in thousands)
Domestic	$107,451	$90,336	$197,787
International	66,839	7,568	74,407
Total	$174,290	$97,904	$272,194

14. Income Taxes
For the three months ended March 31, 2019 and 2020, the Company recognized a tax expense of $1.7 million and $0.7 million, respectively, in the consolidated statements of operations and comprehensive income (loss).
The components of the expense for income taxes consisted of the following:

	Three Months Ended March 31,
	2019	2020
		(unaudited)
	(in thousands)
Current:
U.S. Federal and State	$2,190	$1,216
Foreign	435	931
Total current expense	2,625	2,147
Deferred:
U.S. Federal and State	(871)	(1,405)
Foreign	(35)	(73)
Total deferred (benefit)	(906)	(1,478)
Total expense	$1,719	$669

The expense for income taxes shown on the consolidated statements of operations and comprehensive income (loss) differs considerably from amounts that would result from applying the statutory tax rates to income before taxes primarily due to tax rules and attributes that are available to each of the jurisdictions in which the Company operates. In addition, due to the recent changes in U.S. tax law based on the Tax Cuts and Job Act (the "TCJA") and the CARES Act, there are a number of provisions that impact the Company’s overall tax result, a significant item being the limitation on the deductibility of interest expenses. These new laws may create variability from period to period, especially when the Company is assessing whether its deferred tax assets and liabilities are more likely than not to be realized.
The Company is required to assess its ability to realize its deferred tax assets. Assessing the realization of deferred tax assets requires significant management judgment. In determining whether its deferred tax assets are more likely than not realizable, the Company evaluated all available positive and negative evidence, and weighted the evidence based on its objectivity. Evidence the Company considered included:

•	Net operating losses ("NOLs") incurred from the Company’s inception to date

•	Expiration of various federal, state and foreign tax attributes

•	Reversals of existing temporary differences

•	Composition and cumulative amounts of existing temporary differences and

•	Current year forecasted profit before tax
After consideration of all positive and negative evidence, the Company believes that it is more likely than not that a portion of its deferred tax assets will not be realized. The Company has recorded a valuation allowance at December 31, 2019 and March 31, 2020 of $44.1 million and $42.6 million, respectively, against its U.S. deferred tax assets. The decrease in valuation allowance is primarily due to the change in the timing of when the existing temporary differences are expected to reverse in the future. The Company has recorded a valuation allowance at December 31, 2019 against its foreign deferred tax assets of $6.0 million, of which $3.5 million is in the Netherlands, $1.5 million is in Brazil, and $1.0 million is in various other foreign jurisdictions. The Company has recorded a valuation allowance at March 31, 2020 against its foreign deferred tax assets of $5.8 million, of which $3.3 million is in the Netherlands, $1.6 million is in Brazil, and $0.9 million is in various other foreign jurisdictions.

The CARES Act was enacted on March 27, 2020. The CARES Act is an emergency economic stimulus package that includes spending and tax cuts to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. While the CARES Act provides sweeping tax changes in response to the COVID-19 pandemic, some of the more significant provisions which are expected to impact the Company’s financial statements include increasing the ability to deduct interest expense, as well as amending certain provisions of the previously enacted TCJA. As of March 31, 2020, the Company recognized a benefit of $2.1 million as a component of income tax expense from continuing operations related to the CARES Act. Based on the Company's initial assessments, the Company anticipates that the CARES Act will allow the Company to defer its 2020 tax payments; defer the employer portion of its FICA taxes to 2021 and 2022; fully deduct its interest expense for 2019; accelerate a refund if its available alternative minimum tax ("AMT") credits; and increase its permitted level of 2019 federal net operating loss carry-forwards from approximately $26.0 million to $77.0 million. The Company continues to review the tax-related provisions of the CARES Act and its potential impact on the Company.
The Company establishes reserves when the Company believes that certain positions are likely to be challenged despite the Company’s assertion that its tax return positions are fully supportable. The calculation of the Company’s tax liabilities involves significant judgment based on individual facts, circumstances and information available in addition to applying complex tax regulations in various jurisdictions. The Company recognizes, in its consolidated financial statements, the effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The Company has recorded unrecognized tax benefits at December 31, 2019 and March 31, 2020 of $4.7 million and $5.2 million, respectively, that would affect its effective tax rate. The Company does not expect a significant change in the liability for unrecognized tax benefits in the next 12 months.
As of December 31, 2019, the Company had recorded the following tax attributes available to be carried forward:

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

As of December 31, 2019 and March 31, 2020, the Company has recorded interest expense that can be carried forward indefinitely due to provisions of the TCJA, of $114.9 million and $63.1 million, respectively.
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

2020 Restructuring Plan
During the three months ended March 31, 2020, the Company announced plans to eliminate approximately 47 positions, located primarily in Massachusetts, in order to streamline overall operations (the "2020 Restructuring Plan"). During the three months ended March 31, 2020, the Company incurred severance costs of $1.6 million and paid $0.4 million and had a remaining accrued severance liability of $1.3 million as of March 31, 2020 in connection with the 2020 Restructuring Plan. The Company expects to complete severance payments related to the 2020 Restructuring Plan during the year ending December 31, 2020.
2019 Restructuring Plan
In January 2019, the Company announced plans to eliminate approximately 40 positions located primarily in the southwest United States, and further consolidate a Massachusetts facility, in order to streamline operations and create operational efficiencies (the "2019 Restructuring Plan"). During the three months ended March 31, 2020, the Company completed severance payments related to the 2019 Restructuring Plan and had no remaining accrued severance liability as of March 31, 2020.
In connection with the 2019 Restructuring Plan, the Company reduced the amount of space leased for an office in Massachusetts. During the three months ended March 31, 2020, the Company incurred facility exit costs of $0.0 million and paid $0.1 million. The Company had a remaining facility exit cost accrual of $1.2 million as of March 31, 2020 in connection with the 2019 Restructuring Plan.
2018 Restructuring Plan
In January 2018, the Company announced plans to eliminate approximately 71 positions, later increased to approximately 95 positions, primarily in the Asia Pacific region and to a lesser extent in the U.S., in order to streamline operations and create operational efficiencies (the "2018 Restructuring Plan"). The Company completed all payments relating to the 2018 Restructuring Plan during the year ended December 31, 2019.
In connection with the 2018 Restructuring Plan, the Company closed offices in Ohio. During the three months ended March 31, 2020, the Company incurred no facility charges and made payments of $0.0 million. The Company had a remaining accrued facility liability of $0.1 million as of March 31, 2020 in connection with the 2018 Restructuring Plan.
Activity of Combined Restructuring Plans
The following table provides a summary of the aggregate activity for the three months ended March 31, 2020 related to the severance accrual for the Company’s combined restructuring plans:

Employee Severance
(unaudited, in thousands)
Balance at December 31, 2019	$44
Severance charges	1,646
Cash paid	(415)
Balance at March 31, 2020	$1,275

The following table provides a summary of the aggregate activity for the three months ended March 31, 2020 related to the facilities exit accrual for the Company’s combined restructuring plans:

Facilities
(unaudited, in thousands)
Balance at December 31, 2019	$2,369
Facility charges	36
Sublease income received	42
Cash paid	(244)
Balance at March 31, 2020	$2,203

The following table presents restructuring charges recorded in the consolidated statements of operations and comprehensive income (loss) for the periods presented:

	Three Months Ended March 31,
	2019	2020
	(unaudited, in thousands)
Cost of revenue	$1,267	$142
Sales and marketing	220	569
Engineering and development	414	446
General and administrative	114	525
Total restructuring charges	$2,015	$1,682

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
As previously disclosed, the Company was named as a defendant in a shareholder litigation matter. On February 9, 2016, the Company acquired all of the outstanding shares of common stock of Constant Contact. On August 7, 2015, a purported class action lawsuit, William McGee v. Constant Contact, Inc., et al., was filed in the United States District Court for the District of Massachusetts against Constant Contact and two of its former officers. An amended complaint, which named an additional former officer as a defendant, was filed December 19, 2016. The lawsuit asserts claims under Sections 10(b) and 20(a) of the Exchange Act, and is premised on allegedly false and/or misleading statements, and non-disclosure of material facts, regarding Constant Contact’s business, operations, prospects and performance during the proposed class period of October 23, 2014 to July 23, 2015. The parties mediated the claims on March 27, 2018, and as a result of that mediation reached an agreement in principle with the lead plaintiff to settle the action. The parties then negotiated the terms and conditions of a stipulation and agreement of settlement and related papers, which, among other things, provide for the release of all claims asserted against Constant Contact and its former officers. On May 18, 2018, the plaintiffs filed an unopposed motion seeking preliminary approval of the proposed settlement, certification of the proposed settlement class for settlement purposes only, and approval of notice to the settlement class. On November 26, 2019, the court entered an order preliminarily approving the settlement and scheduling a hearing for May 27, 2020 at which the court is expected to determine whether the proposed settlement is fair, reasonable and adequate and whether the case should therefore be dismissed with prejudice. The Company's contribution to the settlement pool under this proposed settlement would be equal to the $1.5 million it reserved for this matter during the year ended December 31, 2018. The Company cannot make any assurances as to whether or when the McGee settlement will be approved by the court and the Company cannot assess the ultimate outcome of this matter or an estimate of any probable losses or any reasonably possible losses (other than the reserve specifically discussed above) at this time.
17. Related Party Transactions
The Company has various agreements in place with related parties. Below are details of significant related party transactions that occurred during the three months ended March 31, 2019 and 2020.
SiteLock, LLC:
The Company has an agreement with SiteLock, LLC ("SiteLock"), which provides multi-layered third-party security and website performance applications that are sold by the Company. During the three months ended March 31, 2020, a director of the Company continued to hold a material financial interest in SiteLock.
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
The following table presents the amounts of related party transactions recorded in the consolidated statements of operations and comprehensive income (loss) for the periods presented relating to the Company's agreement with SiteLock:

	Three Months Ended March 31,
	2019	2020
	(unaudited, in thousands)
Revenue	$(1,300)	$(920)
Revenue (contra)	2,100	1,540
Total related party transaction impact to revenue	$800	$620
Cost of revenue	150	90
Total related party transaction expense, net	$950	$710

As of December 31, 2019 and March 31, 2020, no amounts were included in prepaid expenses and other current assets relating to the Company’s agreement with SiteLock.
As of December 31, 2019 and March 31, 2020, approximately $0.4 million and $1.0 million, respectively, was included in accounts payable and accrued expense relating to the Company’s agreement with SiteLock.
As of December 31, 2019 and March 31, 2020, approximately $0.3 million and $0.6 million, respectively, was included in accounts receivable relating to the Company’s agreement with SiteLock.
Okumus Share Repurchase:
Pursuant to the Company’s share repurchase program announced on March 10, 2020, on March 19, 2020, the Company entered into a stock repurchase agreement with Okumus, a holder of more than 5% of the Company's capital stock. Under the agreement, the Company repurchased 5.0 million shares of its common stock from Okumus at a price of $1.49 per share, for an aggregate repurchase price of $7.45 million. The $1.49 per share repurchase price that the Company paid represented a discount to the closing price per share of its common stock on the trading day prior to its entry into the repurchase agreement, which was $1.55 per share.
18. Segment Information
The Company has two reportable segments: web presence and digital marketing. The products and services included in each of the two reportable segments are as follows:
Web Presence. The web presence segment consists of the Company's web hosting brands, including Bluehost and HostGator, as well as its domain-focused brands such as Domain.com, ResellerClub and LogicBoxes. This segment includes web hosting, website security, website design tools and services, e-commerce products, domain names and domain privacy. It also includes the sale of domain management services to resellers and end users, as well as premium domain names, and generates advertising revenue from domain name parking. The results presented below for the web presence segment include the former domain segment.
Digital Marketing. The digital marketing segment consists of Constant Contact email marketing tools and related products. This segment also generates revenue from sales of the Company's Constant Contact-branded website builder tool and Ecomdash inventory management and marketplace listing solution which was acquired in the third quarter of 2019. For most of 2019, the digital marketing segment also included the SinglePlatform digital storefront business, which was sold on December 5, 2019.
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
The accounting policies of each segment are the same as those described in the summary of significant accounting policies; please refer to Note 2, Summary of Significant Accounting Policies, for further details. The Company recast the comparative information for the three months ended March 31, 2019 to conform with the two-segment presentation. The following tables contain financial information for each reportable segment for the three months ended March 31, 2019 and 2020:

	Three Months Ended March 31, 2019
	Web presence	Digital marketing	Total
	(unaudited, in thousands)
Revenue	$177,943	$102,740	$280,683
Gross profit	$82,782	$74,047	$156,829

Net (loss) income	$(9,426)	$5,938	$(3,488)
Interest expense, net(1)	19,529	17,394	36,923
Income tax expense	1,091	628	1,719
Depreciation	8,882	2,324	11,206
Amortization of other intangible assets	9,837	11,283	21,120
Stock-based compensation	5,933	3,083	9,016
Restructuring expenses	661	1,354	2,015
Adjusted EBITDA	$36,507	$42,004	$78,511

	Three Months Ended March 31, 2020
	Web presence	Digital marketing	Total
	(unaudited, in thousands)
Revenue	$174,290	$97,904	$272,194
Gross profit	$84,142	$71,788	$155,930

Net (loss) income	$(7,234)	$4,990	$(2,244)
Interest expense, net(1)	15,604	16,960	32,564
Income tax expense	428	241	669
Depreciation	10,423	2,273	12,696
Amortization of other intangible assets	7,590	9,721	17,311
Stock-based compensation	6,590	3,246	9,836
Restructuring expenses	1,032	650	1,682
Adjusted EBITDA	$34,433	$38,081	$72,514

(1)	Interest expense includes impact of amortization of deferred financing costs, original issue discounts and interest income.
19. Subsequent Events
The Company evaluated all subsequent events occurring through May 6, 2020 to determine if any such events should be reflected in these consolidated financial statements. There were no material recognized subsequent events recorded in the March 31, 2020 consolidated financial statements.
20. Supplemental Guarantor Financial Information
In February 2016, EIG Investors (the “Issuer”) issued $350.0 million aggregate principal amount of its 10.875% Senior Notes due 2024 (refer to Note 9, Notes Payable), which it exchanged for new 10.875% Senior Notes due 2024 pursuant to a registration statement on Form S-4. The registered exchange offer for the Senior Notes was completed on January 30, 2017. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by Holdings, the Issuer, and the following wholly-owned subsidiaries: EIG, Bluehost Inc., FastDomain Inc., Domain Name Holding Company, Inc., Endurance International Group – West, Inc., HostGator.com LLC, A Small Orange, LLC, Constant Contact, and P.D.R Solutions (U.S.) LLC (collectively, the “Subsidiary Guarantors”), subject to certain customary guarantor release conditions. Holdings’ other domestic subsidiaries and its foreign subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) have not guaranteed the Senior Notes.
P.D.R Solutions (U.S.) LLC became a Subsidiary Guarantor on April 25, 2019. The condensed consolidated financial statements have been revised for all periods presented to reflect this new guarantor entity.

SinglePlatform, LLC ceased being a Subsidiary Guarantor on December 5, 2019 due to the Company's sale of the SinglePlatform business, including SinglePlatform, LLC.
The following tables present supplemental condensed consolidating balance sheet information of Holdings (“Parent”), the Issuer, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries as of December 31, 2019 and March 31, 2020, and supplemental condensed consolidating results of operations for the three months ended March 31, 2019 and 2020:

Condensed Consolidating Balance Sheets
December 31, 2019
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$195	$1	$80,642	$30,427	$—	$111,265
Restricted cash	—	—	1,732	—	—	1,732
Accounts receivable	—	—	8,762	1,462	—	10,224
Prepaid domain name registry fees	—	—	48,943	6,294	—	55,237
Prepaid commissions	—	—	37,910	525	—	38,435
Prepaid expenses and other current assets	—	90	26,847	3,756	—	30,693
Total current assets	195	91	204,836	42,464	—	247,586
Intercompany receivables—net	32,845	172,807	(87,398)	(118,254)	—	—
Property and equipment—net	—	—	72,751	13,174	—	85,925
Operating lease right-of-use assets	—	—	86,111	4,408	—	90,519
Goodwill	—	—	1,677,587	157,723	—	1,835,310
Other intangible assets—net	—	—	243,994	1,008	—	245,002
Investment in subsidiaries	163,934	1,693,565	61,023	—	(1,918,522)	—
Prepaid commissions, net of current portion	—	—	48,289	491	—	48,780
Other assets	—	1,784	27,215	1,965	—	30,964
Total assets	$196,974	$1,868,247	$2,334,408	$102,979	$(1,918,522)	$2,584,086
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$—	$—	$9,474	$580	$—	$10,054
Accrued expenses and other current liabilities	20	23,554	59,695	7,141	—	90,410
Deferred revenue	—	—	345,116	24,359	—	369,475
Operating lease liabilities—short term	—	—	18,513	2,680	—	21,193
Current portion of notes payable	—	31,606	—	—	—	31,606
Current portion of financed equipment	—	—	790	—	—	790
Deferred consideration—short term	—	—	2,201	—	—	2,201
Total current liabilities	20	55,160	435,789	34,760	—	525,729
Deferred revenue—long term	—	—	94,471	5,181	—	99,652
Operating lease liabilities—long term	—	—	76,166	1,985	—	78,151
Notes payable	—	1,649,867	—	—	—	1,649,867
Deferred consideration	—	—	—	—	—	—
Other long-term liabilities	—	(714)	34,417	30	—	33,733
Total liabilities	20	1,704,313	640,843	41,956	—	2,387,132
Equity	196,954	163,934	1,693,565	61,023	(1,918,522)	196,954
Total liabilities and stockholders' equity	$196,974	$1,868,247	$2,334,408	$102,979	$(1,918,522)	$2,584,086

Condensed Consolidating Balance Sheets
March 31, 2020
(unaudited, in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1,716	$1	$78,183	$31,908	$—	$111,808
Restricted cash	—	—	1,731	—	—	1,731
Accounts receivable	—	—	9,199	1,432	—	10,631
Prepaid domain name registry fees	—	—	50,407	6,177	—	56,584
Prepaid commissions	—	—	37,927	494	—	38,421
Prepaid expenses and other current assets	—	57	32,223	3,809	—	36,089
Total current assets	1,716	58	209,670	43,820	—	255,264
Intercompany receivables—net	19,229	130,452	(27,304)	(122,377)	—	—
Property and equipment—net	—	—	79,709	12,475	—	92,184
Operating lease right-of-use assets	—	—	81,533	3,345	—	84,878
Goodwill	—	—	1,677,587	156,742	—	1,834,329
Other intangible assets, net	—	—	226,819	852	(1)	227,670
Investment in subsidiaries	171,824	1,725,932	59,193	—	(1,956,949)	—
Prepaid commissions, net of current portion	—	—	51,564	486	—	52,050
Other assets	—	1,615	27,818	2,043	—	31,476
Total assets	$192,769	$1,858,057	$2,386,589	$97,386	$(1,956,950)	$2,577,851
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$—	$—	$14,283	$396	$—	$14,679
Accrued expenses and other current liabilities	724	13,282	62,238	6,396	—	82,640
Deferred revenue	—	—	354,589	22,929	—	377,518
Operating lease liabilities—short term	—	—	18,328	1,981	—	20,309
Current portion of notes payable	—	31,606	—	—	—	31,606
Current portion of financed equipment	—	—	6,081	—	—	6,081
Deferred consideration—short term	—	—	2,225	—	—	2,225
Total current liabilities	724	44,888	457,744	31,702	—	535,058
Deferred revenue—long term	—	—	97,181	4,911	—	102,092
Operating lease liabilities—long term	—	—	71,774	1,566	—	73,340
Notes payable	—	1,641,938	—	—	—	1,641,938
Financed equipment, long-term	—	—	597	—	—	597
Other long-term liabilities	—	(594)	33,361	14	—	32,781
Total liabilities	724	1,686,232	660,657	38,193	—	2,385,806
Equity	192,045	171,825	1,725,932	59,193	(1,956,950)	192,045
Total liabilities and stockholders' equity	$192,769	$1,858,057	$2,386,589	$97,386	$(1,956,950)	$2,577,851

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Three Months Ended March 31, 2019
(unaudited, in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$268,459	$15,593	$(3,369)	$280,683
Cost of revenue	—	—	117,032	10,191	(3,369)	123,854
Gross profit	—	—	151,427	5,402	—	156,829
Operating expense:
Sales and marketing	—	—	63,738	2,850	—	66,588
Engineering and development	—	—	21,602	2,092	—	23,694
General and administrative	—	58	31,051	284	—	31,393
Total operating expense	—	58	116,391	5,226	—	121,675
(Loss) income from operations	—	(58)	35,036	176	—	35,154
Interest expense and other income—net	—	37,044	14	(135)	—	36,923
(Loss) income before income taxes and equity earnings of unconsolidated entities	—	(37,102)	35,022	311	—	(1,769)
Income tax (benefit) expense	—	(8,830)	10,149	400	—	1,719
(Loss) income before equity earnings of unconsolidated entities	—	(28,272)	24,873	(89)	—	(3,488)
Equity loss (income) of unconsolidated entities, net of tax	3,488	(24,784)	89	—	21,207	—
Net (loss) income	$(3,488)	$(3,488)	$24,784	$(89)	$(21,207)	$(3,488)
Comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	(401)	—	(401)
Unrealized gain (loss) on cash flow hedge, net of taxes	—	(961)	—	—	—	(961)
Total comprehensive (loss) income	$(3,488)	$(4,449)	$24,784	$(490)	$(21,207)	$(4,850)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Three Months Ended March 31, 2020
(unaudited, in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$260,579	$15,564	$(3,949)	$272,194
Cost of revenue	—	—	108,425	11,788	(3,949)	116,264
Gross profit	—	—	152,154	3,776	—	155,930
Operating expense:
Sales and marketing	—	—	65,647	1,544	—	67,191
Engineering and development	—	—	23,911	2,963	—	26,874
General and administrative	482	61	31,160	(827)	—	30,876
Total operating expense	482	61	120,718	3,680	—	124,941
(Loss) income from operations	(482)	(61)	31,436	96	—	30,989
Interest expense and other income—net	—	32,546	120	(102)	—	32,564
(Loss) income before income taxes and equity earnings of unconsolidated entities	(482)	(32,607)	31,316	198	—	(1,575)
Income tax (benefit) expense	—	(7,759)	7,769	659	—	669
(Loss) income before equity earnings of unconsolidated entities	(482)	(24,848)	23,547	(461)	—	(2,244)
Equity loss (income) of unconsolidated entities, net of tax	1,762	(23,088)	462	—	20,864	—
Net (loss) income	$(2,244)	$(1,760)	$23,085	$(461)	$(20,864)	$(2,244)
Comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	(557)	—	(557)
Unrealized gain (loss) on cash flow hedge, net of taxes	—	372	—	—	—	372
Total comprehensive (loss) income	$(2,244)	$(1,388)	$23,085	$(1,018)	$(20,864)	$(2,429)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes and other financial information included in our Annual Report on Form 10-K for the year ended December 31, 2019.

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
We previously reported our financial results in three reportable segments: web presence, email marketing and domain. In conjunction with the process of simplifying our organization, we modified our internal reporting structure to reflect certain changes in our structure and leadership, and also changed the name of the email marketing segment to the "digital marketing" segment. This resulted in consolidation of our domain segment into our web presence segment. Beginning with the three months ended March 31, 2020, we report our financial results in two segments - web presence (including the former domain segment) and digital marketing, as follows:
Web Presence. Our web presence segment consists primarily of our web hosting brands, including Bluehost and HostGator, as well as our domain-focused brands such as Domain.com, ResellerClub and LogicBoxes. This segment includes web hosting, website security, website design tools and services, e-commerce products, domain names, and domain privacy. It also includes the sale of domain management services to resellers and end users, as well as premium domain names, and generates advertising revenue from domain name parking.
Digital Marketing. Our digital marketing segment consists of Constant Contact email marketing tools and related products. This segment also generates revenue from sales of our Constant Contact-branded website builder tool and our Ecomdash inventory management and marketplace listing solution, or Ecomdash, which we acquired in the third quarter of 2019. For most of 2019, the digital marketing segment also included the SinglePlatform digital storefront business, which we sold on December 5, 2019.
We have recast the comparative information for the three months ended March 31, 2019 to conform with the two-segment presentation.
Our financial results for the first quarter of 2020 reflected a decrease in net loss, a decrease in revenue and an increase in net cash provided by operating activities compared to the first quarter of 2019. Year over year changes in revenue, net loss and net cash provided by operating activities are summarized below:

	Three Months Ended March 31,
	2019	2020
	(in thousands)
Revenue	$280,683	$272,194
Net loss	$(3,488)	$(2,244)
Net cash provided by operating activities	$15,049	$34,910

•
Revenue for the three months ended March 31, 2020 decreased by 3% as compared to the three months ended March 31, 2019, due to revenue declines in both the web presence and digital marketing segments. Excluding the contribution of SinglePlatform, total revenue would have decreased 1% year-over-year. The decline in the digital marketing segment was due to the sale of SinglePlatform, which occurred in December 2019. Excluding the contribution of SinglePlatform from the three months ended March 31, 2019, there would have been a 2% year-over-year increase in digital marketing revenue.

•
Net loss improved from a loss of $3.5 million for the three months ended March 31, 2019 to a loss of $2.2 million for the three months ended March 31, 2020, due primarily to lower interest expense, lower amortization expense, and lower income tax expense. These factors were partially offset by lower revenue, higher depreciation and higher stock-based compensation expense.

•
Net cash provided by operating activities during the three months ended March 31, 2020 increased from $15.0 million for the three months ended March 31, 2019 to $34.9 million for the three months ended March 31, 2020. This increase was the result of the payment of $5.8 million to settle a securities class action lawsuit in the first quarter of 2019, which did not recur in the first quarter of 2020; lower payments for interest, due to lower balances and lower interest rates; lower payments for taxes in the first quarter of 2020 as compared to the first quarter of 2019; the timing of certain payments, particularly related to payroll; lower payments relating to bonuses in the first quarter of 2020; and an increase in our deferred revenue balance.

Our total subscriber base as of March 31, 2020 reflected a small decrease from total subscribers as of March 31, 2019, but increased during three months ended March 31, 2020. Our non-strategic brands continue to lose subscribers, but for the three months ended March 31, 2020, net subscriber additions from our strategic brands, in the aggregate, outpaced losses in our non-strategic brands. Our non-strategic brands are principally web hosting brands, but also include our cloud backup brands and certain other products that we launched in late 2015 and early 2016, but have either discontinued or no longer actively market. Subscriber counts are decreasing in these brands, and we are managing them to optimize cash flow rather than to acquire new subscribers.
We are closely monitoring the impact of the COVID-19 pandemic on our business. As of the date of this report, we have not yet seen a material impact on our business from the COVID-19 pandemic; however, it is too early to predict the extent of the impact the pandemic will have on us. We continue to execute our 2020 operating plan, which is focused on delivering increased value to customers of our key strategic brands by investing in engineering and development to improve the customer experience and expand product offerings. We are tracking our liquidity closely, and believe we have adequate liquidity resources available to manage COVID-19 impacts and to continue to move our 2020 operating plan forward. Finally, we are working to support our employees and customers during this uncertain time. We transitioned substantially all of our global workforce to work from home in March, and are focused on providing employees with resources to remain healthy, connected and productive in a remote work environment. We have launched resources to help our customers respond to the impacts of COVID-19, including action plans to transition more of their businesses online, advice from marketing experts, and access to information on government aid programs. Please see "Liquidity and Capital Resources" below and the risk factors disclosed in Part II, Item IA of this Quarterly Report on Form 10-Q for further discussion of the impact of COVID-19 and the actions we are taking to respond to this evolving situation.
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

The following table summarizes our key metrics (except for free cash flow, which is discussed in Liquidity and Capital Resources below) by segment for the periods presented:

	Three Months Ended March 31,
	2019	2020
	(in thousands, except ARPS)
Consolidated metrics:
Total subscribers	4,783	4,780
Average subscribers for the period	4,793	4,773
ARPS	$19.52	$19.01
Adjusted EBITDA	$78,511	$72,514

Web presence segment metrics:
Total subscribers	4,288	4,309
Average subscribers for the period	4,297	4,303
ARPS	$13.80	$13.50
Adjusted EBITDA	$36,507	$34,433

Digital marketing segment metrics:
Total subscribers	495	471
Average subscribers for the period	496	470
ARPS	$69.11	$69.50
Adjusted EBITDA	$42,004	$38,081
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
Most of our web presence segment subscribers have hosting subscriptions, but web presence subscribers also include customers who do not have a hosting subscription but subscribe to other non-hosting services, such as email or office productivity software tools. These non-hosting subscribers generally have lower-priced subscriptions than hosting subscribers. Subscribers to our domain-focused offerings (which were previously included in our former domain segment) mostly consist of customers who have a domain name subscription as well as a subscription to another product, such as domain privacy, or a basic hosting, email or domain privacy service that is bundled with their domain name subscription. These subscribers also typically have lower-priced subscriptions than hosting subscribers.
Digital marketing segment subscribers mostly consist of subscribers to Constant Contact's email marketing service, but also include paying subscribers to our Constant Contact-branded website builder tool and our Ecomdash inventory management and marketplace listing solution, which we acquired in the quarter ended September 30, 2019. Until the sale of our SinglePlatform business on December 5, 2019, digital marketing subscribers also included SinglePlatform subscribers.
The table below provides additional detail on changes in our total subscriber count by segment for the twelve-month period ending on March 31, 2020:

	Web presence	Digital marketing	Total
	# Subscribers	# Subscribers	# Subscribers
	(in thousands)
Total Subscribers - March 31, 2019	4,288	495	4,783
Adjustments	2	1	3
Acquisitions	—	1	1
Dispositions	—	(23)	(23)
Net subscriber increase (decrease)	19	(3)	16
Total Subscribers - March 31, 2020	4,309	471	4,780
The decrease in total subscribers from 4.783 million at March 31, 2019 to 4.780 million at March 31, 2020 was driven primarily by a decrease of approximately 23,000 due to the SinglePlatform sale in December 2019, and to a lesser extent, subscriber losses in the digital marketing segment. These factors were partially offset by net subscriber increases in our web presence segment, which were due primarily to our domain-focused and international brands.
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
The following table reflects the calculation of ARPS by segment:

	Three Months Ended March 31,
	2019	2020
	(in thousands, except ARPS)
Consolidated revenue	$280,683	$272,194
Consolidated total subscribers	4,783	4,780
Consolidated average subscribers for the period	4,793	4,773
Consolidated ARPS	$19.52	$19.01

Web presence revenue	$177,943	$174,290
Web presence subscribers	4,288	4,309
Web presence average subscribers for the period	4,297	4,303
Web presence ARPS	$13.80	$13.50

Digital marketing revenue	$102,740	$97,904
Digital marketing subscribers	495	471
Digital marketing average subscribers for the period	496	470
Digital marketing ARPS	$69.11	$69.50
ARPS does not represent an exact measure of the average amount a subscriber spends with us each month, because our calculation of ARPS includes all of our revenue, including revenue generated by non-subscribers, in the numerator. We have three principal sources of non-subscription-based revenue:

•
Revenue from domain-only customers. Our web presence segment earns revenue from domain-only customers. For the three months ended March 31, 2020, approximately 1% of our revenue was earned from domain-only customers.

•
Domain monetization revenue. This consists principally of revenue from our BuyDomains brand, which provides premium domain name products and services, and, to a lesser extent, revenue from advertisements placed on unused domains (often referred to as “parked” pages) owned by us or our customers. All of this revenue is associated with our web presence segment.

•	Revenue from marketing development funds. Marketing development funds are the amounts that certain of our partners pay us to assist in and incentivize our marketing of their products.

A portion of our revenue is generated from customers that resell our services. We refer to these customers as “resellers.” We consider these resellers (rather than the end user customers of these resellers) to be subscribers under our total subscribers definition, because we do not have a billing relationship with the end users and cannot determine the number of end users acquiring our services through a reseller. A majority of our reseller revenue is for the purchase of domains and is primarily related to our web presence segment. Reseller revenue earned by our web presence segment and digital marketing segment was less than 10% and less than 1%, respectively, for all periods presented, and fluctuations in reseller revenue have not materially impacted ARPS for those segments.
ARPS may be impacted by changes in the amount of non-subscription-based revenue and reseller activity from period to period. These changes primarily affect our domain-focused offerings, which were previously included in our former domain segment.
Comparison of Three Months Ended March 31, 2019 and 2020: ARPS
For the three months ended March 31, 2019 and 2020, consolidated ARPS decreased from $19.52 to $19.01, respectively. This decrease in ARPS was driven primarily by decreases in ARPS from our web presence segment, partially offset by an increase in ARPS from our digital marketing segment.
Web presence ARPS decreased from $13.80 for the three months ended March 31, 2019 to $13.50 for the three months ended March 31, 2020. This decrease was primarily the result of new subscriber additions in our domain-focused and international brands, which generally have lower ARPS, particularly for introductory pricing (which is typically lower than renewal pricing). In addition, non-subscription-based revenue decreased from $8.0 million for the three months ended March 31, 2019 to $6.8 million for the three months ended March 31, 2020, causing ARPS to decrease by $0.11.
Digital marketing ARPS increased from $69.11 for the three months ended March 31, 2019 to $69.50 for the three months ended March 31, 2020. This increase was primarily due to increased purchases from existing subscribers, partially offset by the impact of the divestiture of SinglePlatform, which had contributed $7.0 million of revenue in the three months ended March 31, 2019.
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss), excluding the impact of interest expense (net), income tax expense (benefit), depreciation, amortization of other intangible assets, stock-based compensation, restructuring expenses, transaction expenses and charges, (gain) loss of unconsolidated entities, impairment of goodwill and other long-lived assets, and shareholder litigation reserve. We view adjusted EBITDA as a performance measure and believe it helps investors evaluate and compare our core operating performance from period to period.
The following table reflects the reconciliation of net (loss) income calculated in accordance with GAAP to adjusted EBITDA for the periods presented:

	Three Months Ended March 31,
	2019	2020
	(in thousands)
Consolidated
Net loss	$(3,488)	$(2,244)
Interest expense, net(1)	36,923	32,564
Income tax expense	1,719	669
Depreciation	11,206	12,696
Amortization of other intangible assets	21,120	17,311
Stock-based compensation	9,016	9,836
Restructuring expenses	2,015	1,682
Adjusted EBITDA	$78,511	$72,514

	Three Months Ended March 31,
	2019	2020
Web presence	(in thousands)
Net loss	$(9,426)	$(7,234)
Interest expense, net(1)	19,529	15,604
Income tax expense	1,091	428
Depreciation	8,882	10,423
Amortization of other intangible assets	9,837	7,590
Stock-based compensation	5,933	6,590
Restructuring expenses	661	1,032
Adjusted EBITDA	$36,507	$34,433

	Three Months Ended March 31,
	2019	2020
Digital marketing	(in thousands)
Net income	$5,938	$4,990
Interest expense, net(1)	17,394	16,960
Income tax expense	628	241
Depreciation	2,324	2,273
Amortization of other intangible assets	11,283	9,721
Stock-based compensation	3,083	3,246
Restructuring expenses	1,354	650
Adjusted EBITDA	$42,004	$38,081

(1)	Interest expense includes impact of amortization of deferred financing costs, original issue discounts and interest income.
Comparison of the Three Months Ended March 31, 2019 and 2020: Net Loss and Adjusted EBITDA
Net loss on a consolidated basis improved from a loss of $3.5 million for the three months ended March 31, 2019 to a loss of $2.2 million for the three months ended March 31, 2020. The primary factors driving this improvement were a $4.4 million decrease in interest expense, a $4.3 million decrease in costs impacting cost of revenue, a $3.8 million decrease in amortization expense, a $1.9 million decrease in costs impacting general and administrative expense, and a $1.1 million decrease in income tax expense. These factors were partially offset by lower revenue of $8.5 million, mostly due to the disposition of SinglePlatform, which contributed revenue of $7.0 million in the three months ended March 31, 2019; a $3.4 million increase in costs impacting engineering and development expense, primarily labor related; a $1.5 million increase in depreciation expense; and a $0.8 million increase in stock-based compensation expense.
Net loss for our web presence segment improved from $9.4 million for the three months ended March 31, 2019 to $7.2 million for the three months ended March 31, 2020. This improvement in net loss was primarily related to a $3.9 million decrease in interest expense, a $3.8 million decrease in costs impacting cost of revenue, a $2.2 million decrease in amortization, a $0.9 million decrease in costs impacting general and administrative, and a $0.7 million decrease in income tax expense. These factors were partially offset by a $3.7 million decrease in revenue, a $2.1 million increase in engineering and development costs, a $1.5 million increase in depreciation expense, a $1.0 million increase in sales and marketing costs, and a $0.7 million increase in stock-based compensation expense.
Net income for our digital marketing segment decreased from $5.9 million for the three months ended March 31, 2019 to $5.0 million for the three months ended March 31, 2020. This decrease in net income was primarily due to a $4.8 million decline in revenue, primarily due to the disposition of SinglePlatform, partially offset by increased purchases from existing customers. Higher engineering and development costs also contributed to the decrease. These factors were partially offset by a $1.6 million decrease in amortization expense, a $1.0 million decrease in general and administrative costs, and decreases in sales and marketing costs, restructuring expenses, cost of revenue, income tax expense and interest expense.
Adjusted EBITDA on a consolidated basis decreased from $78.5 million for the three months ended March 31, 2019 to $72.5 million for the three months ended March 31, 2020. This decrease in adjusted EBITDA was a result of the adjusted EBITDA decrease in our web presence and digital marketing segments, as discussed below.
Adjusted EBITDA for our web presence segment decreased from $36.5 million for the three months ended March 31, 2019 to $34.4 million for the three months ended March 31, 2020. This decrease was primarily due to a $3.7 million decline in revenue, a $2.1 million increase in engineering and development costs, and a $1.0 million increase in sales and marketing costs. These factors were partially offset by $3.8 million of cost reductions impacting cost of revenue and a $0.9 million reduction in costs impacting general and administrative expense.
Adjusted EBITDA for our digital marketing segment decreased from $42.0 million for the three months ended March 31, 2019 to $38.1 million for the three months ended March 31, 2020. This decrease was due to the disposition of SinglePlatform, which contributed $1.6 million of Adjusted EBITDA in the three months ended March 31, 2019, and to investments in engineering and development programs.
Free Cash Flow
For a discussion of free cash flow, see Liquidity and Capital Resources.
Components of Operating Results
Revenue
We generate revenue primarily from selling subscriptions for our cloud-based products and services. The subscriptions we offer are similar across all of our brands and are provided under contracts pursuant to which we have ongoing obligations to support the subscriber. These contracts are generally for service periods of up to 36 months and typically require payment in advance at the time of initiating the subscription for the entire subscription period. Typically, we also have arrangements in place to automatically renew a subscription at the end of the subscription period. Due to factors such as discounted introductory pricing, our renewal fees may be higher than our initial subscription. A majority of our web presence segment subscriptions have terms of 24 months or less, while our digital marketing segment sells subscriptions that are mostly one-month terms. We also earn revenue from the sale of domain name registrations, premium domains and non-term based products and services, such as certain online security products and professional technical services as well as through referral fees and commissions.
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
General and Administrative
General and administrative expense includes the cost of employees engaged in corporate functions, such as finance and accounting, information technology, human resources, legal and executive management. General and administrative expense also includes insurance premiums, professional service fees, and costs incurred related to regulatory and litigation matters. General and administrative expense includes stock-based compensation expense for employees engaged in general and administrative activities.
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
There have been no material changes to our critical accounting policies since December 31, 2019. For further information on our critical accounting policies and estimates, see Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements appearing in Part I, Item 1 in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on February 14, 2020.
Results of Operations
The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended March 31,
	2019	2020
	(in thousands)
Revenue	$280,683	$272,194
Cost of revenue	123,854	116,264
Gross profit	156,829	155,930
Operating expense:
Sales and marketing	66,588	67,191
Engineering and development	23,694	26,874
General and administrative	31,393	30,876
Total operating expense	121,675	124,941
Income from operations	35,154	30,989
Other income (expense):
Interest income	291	170
Interest expense	(37,214)	(32,734)
Total other expense—net	(36,923)	(32,564)
Loss before income taxes and equity earnings of unconsolidated entities	(1,769)	(1,575)
Income tax expense	1,719	669
Net loss	$(3,488)	$(2,244)
Comparison of Three Months Ended March 31, 2019 and 2020
Revenue

	Three Months Ended March 31,		Change
	2019	2020	Amount	%
	(dollars in thousands)
Revenue	$280,683	$272,194	$(8,489)	(3)%

Revenue decreased by $8.5 million, or 3%, from $280.7 million for the three months ended March 31, 2019 to $272.2 million for the three months ended March 31, 2020. This decrease was attributable to a $4.8 million decline in revenue from our digital marketing segment and a $3.7 million decline in revenue from our web presence segment, each of which are further discussed below.
Web presence segment revenue decreased by $3.7 million, or 2%, from $177.9 million for the three months ended March 31, 2019 to $174.3 million for the three months ended March 31, 2020. This decrease was primarily the result of lower revenue in our non-strategic brands discussed in the Overview section above, and to a lesser extent, a $1.2 million reduction in non-subscription-based revenue, primarily due to a decline in premium domain sales. These factors were partially offset by increased revenue in our strategic brands, in the aggregate.
Digital marketing segment revenue decreased by $4.8 million, or 5%, from $102.7 million for the three months ended March 31, 2019 to $97.9 million for the three months ended March 31, 2020. This decrease was due to the disposition of SinglePlatform, which contributed $7.0 million of revenue in the first quarter of 2019, partially offset by increased purchases from existing subscribers.
Our revenue is generated primarily from our products and services delivered on a subscription basis, which include web hosting, domains, website builders, email marketing, SEM and other similar services. We also generate non-subscription-based revenue through domain monetization and marketing development funds. Non-subscription-based revenue decreased from $8.2 million, or 3% of total revenue, for the three months ended March 31, 2019 to $6.9 million, or 3% of total revenue, for the three months ended March 31, 2020, primarily due to decreases in premium domains and marketing development funds revenue. Our revenue from sales of premium domains from our BuyDomains brand has been, and is likely to continue to be, negatively affected by lower demand in the secondary market for domain names.
Gross Profit

	Three Months Ended March 31,
	2019		2020		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Gross profit	$156,829	56%	$155,930	57%	$(899)	(1)%
Gross profit decreased by $0.9 million, or 1%, from $156.8 million for the three months ended March 31, 2019 to $155.9 million for the three months ended March 31, 2020. This decrease was primarily due to a $2.3 million decrease in gross profit from our digital marketing segment, which was partially offset by a $1.4 million increase in web presence segment gross profit. Our gross profit as a percentage of revenue increased by one percentage point year over year, from 56% for the three months ended March 31, 2019 to 57% for the three months ended March 31, 2020.
Web presence segment gross profit increased by $1.4 million, or 2%, from $82.8 million for the three months ended March 31, 2019 to $84.1 million for the three months ended March 31, 2020. This increase was primarily due to decrease in cost of revenue, primarily due to lower support costs and domain registration costs, partially offset by the decline in web presence segment revenue, as described above. Our web presence gross profit as a percentage of revenue increased by one percentage point year over year, from 47% for the three months ended March 31, 2019 to 48% for the three months ended March 31, 2020.
Digital marketing segment gross profit decreased by $2.3 million, or 3%, from $74.0 million for the three months ended March 31, 2019 to $71.8 million for the three months ended March 31, 2020. This decrease was primarily due to a decline in revenue, due to the disposition of SinglePlatform as described above, partially offset by lower cost of revenue, mostly due to lower amortization expense. Our digital marketing gross profit as a percentage of revenue increased by one percentage point year over year, from 72% for the three months ended March 31, 2019 to 73% for the three months ended March 31, 2020.

Operating Expense

	Three Months Ended March 31,
	2019		2020		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Sales and marketing	$66,588	24%	$67,191	25%	$603	1%
Engineering and development	23,694	8%	26,874	10%	3,180	13%
General and administrative	31,393	11%	30,876	11%	(517)	(2)%
Total	$121,675	43%	$124,941	46%	$3,266	3%
Sales and Marketing. Sales and marketing expense increased by $0.6 million, or 1%, from $66.6 million for the three months ended March 31, 2019 to $67.2 million for the three months ended March 31, 2020. Web presence segment sales and marketing expense increased by $1.2 million, which was partially offset by a decrease in digital marketing segment sales and marketing expense of $0.6 million.
Sales and marketing expense for our web presence segment increased by $1.2 million, or 3%, from $38.7 million for the three months ended March 31, 2019 to $39.9 million for the three months ended March 31, 2020. This increase was primarily due to higher labor costs and higher marketing program spend.
Sales and marketing expense for our digital marketing segment decreased by $0.6 million, or 2%, from $27.9 million for the three months ended March 31, 2019 to $27.3 million for the three months ended March 31, 2020. This slight decrease was primarily due to the disposition of SinglePlatform, partially offset by an increase in marketing program spend.
Engineering and Development. Engineering and development expense increased by $3.2 million, or 13%, from $23.7 million for the three months ended March 31, 2019 to $26.9 million for the three months ended March 31, 2020. Web presence segment engineering and development expense increased by $2.3 million and digital marketing segment engineering and development expense increased by $0.9 million. Both of these cost increases were primarily related to higher labor costs as we continue to invest in our engineering and development resources.
General and Administrative. General and administrative expense decreased by $0.5 million, or 2%, from $31.4 million for the three months ended March 31, 2019 to $30.9 million for the three months ended March 31, 2020. This decrease was primarily due to labor-related cost decreases, and to a lesser extent, the disposition of SinglePlatform, partially offset by a $1.1 million increase in stock-based compensation expense. Our general and administrative expense primarily consists of consolidated corporate-wide shared functions, and the costs of these functions are allocated between our two segments primarily based on relative revenues.
General and administrative expense for our web presence segment increased by $0.2 million, or 1%, from $20.4 million for the three months ended March 31, 2019 to $20.6 million for the three months ended March 31, 2020, primarily due to labor-related costs. General and administrative expense for our digital marketing segment decreased by $0.7 million, or 7%, from $11.0 million for the three months ended March 31, 2019 to $10.3 million for the three months ended March 31, 2020, primarily due to lower labor-related costs and the divestiture of SinglePlatform.
Other Expense, Net

	Three Months Ended March 31,		Change
	2019	2020	Amount	%
	(dollars in thousands)
Other expense, net	$36,923	$32,564	$(4,359)	(12)%
Other expense, net decreased by $4.4 million, or 12%, from $36.9 million for the three months ended March 31, 2019 to $32.6 million for the three months ended March 31, 2020. The decrease was attributable to $4.4 million of decreased net interest expense, primarily due to lower average term loan balances.
Income Tax Expense

	Three Months Ended March 31,		Change
	2019	2020	Amount	%
	(dollars in thousands)
Income tax expense	$1,719	$669	$(1,050)	(61)%

For the three months ended March 31, 2019 and 2020, we recognized an income tax expense of $1.7 million and $0.7 million, respectively, in the consolidated statements of operations and comprehensive income (loss). The income tax expense for the three months ended March 31, 2020 was primarily attributable to a federal and state current income tax expense of $1.2 million and a foreign current tax expense of $1.0 million, partially offset by a federal and state deferred tax benefit of $1.4 million and a foreign deferred tax benefit of $0.1 million. The income tax expense for the three months ended March 31, 2019 was primarily attributable to a federal and state current income tax expense of $2.2 million and a foreign current tax expense of $0.4 million, partially offset by a federal and state deferred tax benefit of $0.9 million.
Liquidity and Capital Resources
Sources of Liquidity
We have funded our operations since inception primarily with cash flows generated by operations, borrowings under our credit facilities and public offerings of our securities.
First Lien Term Loan Facility. We entered into our current first lien term loan facility, which we refer to as the "Term Loan," on June 20, 2018. The Term Loan was issued at par with an original balance of $1,580.3 million and has a maturity date of February 9, 2023. The Term Loan automatically bears interest at an alternate base rate unless we give notice to opt for the LIBOR-based interest rate. The LIBOR-based interest rate for the Term Loan is 3.75% per annum plus the greater of an adjusted LIBOR and 1.00%. The alternate base rate for the Term Loan is 2.75% per annum plus the greatest of the prime rate, the federal funds effective rate plus 0.50%, an adjusted LIBOR for a one-month interest period plus 1.00%, and 2.00%. The Term Loan requires quarterly mandatory repayments of principal. During the three months ended March 31, 2020, we made one mandatory repayment of $7.9 million.
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
Senior Notes. Our wholly owned subsidiary, EIG Investors Corp., issued $350.0 million aggregate principal amount of senior notes, which we refer to as the "Senior Notes," on February 9, 2016. The Senior Notes were issued at a price of 98.065% of par and have a maturity date of February 1, 2024. The Senior Notes bear interest at the rate of 10.875% per annum. We have the right to redeem all or part of the Senior Notes at any time for a premium which is based on the applicable redemption date. On January 30, 2017, we completed a registered exchange offer for the Senior Notes, as required under the registration rights agreement we entered into with the initial purchasers of the Senior Notes. All of the $350.0 million aggregate principal amount of the Senior Notes was validly tendered for exchange as part of this exchange offer. The registration rights agreement also obligated us to use reasonable efforts to cause to become effective a registration statement providing for the registration of certain secondary transactions in the Senior Notes by Goldman, Sachs & Co. and its affiliates. The Senior Notes have been fully and unconditionally guaranteed, on a senior unsecured basis, by us and our subsidiaries that guarantee the Senior Credit Facilities. During three months ended March 31, 2020, we made two voluntary, privately negotiated redemptions of $1.3 million and $1.7 million, respectively, for a total redemption of $3.0 million. The redemptions were made at a discount of 98.5% and 93.0%, respectively, for an immaterial net gain on redemption of $0.0 million, after recording a charge of $0.1 million, included in interest expense, to write off OID and deferred financing costs relating to the redemption.
As of March 31, 2020, we had cash and cash equivalents totaling $111.8 million and negative working capital of $279.8 million, which included the $31.6 million current portion of the Term Loan. There was no balance outstanding on the Revolver as of March 31, 2020. In addition, we had approximately $1,665.9 million of long-term indebtedness, including deferred financing costs, outstanding under the Term Loan and the Senior Notes. We also had $479.6 million of short-term and long-term deferred revenue, which is not expected to be payable in cash.
COVID-19 and CARES Act Impacts

We are tracking our liquidity and capital resources closely in light of the COVID-19 pandemic, and at this time, we believe we have adequate liquidity resources available to manage COVID-19 impacts and to continue our progress against our operating plan. We expect that our healthcare expenses may increase as a result of the COVID-19 pandemic. We also expect to see tax-related liquidity benefits from the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, emergency economic stimulus legislation enacted on March 27, 2020. The CARES Act contains numerous tax-related changes, including provisions that we anticipate, based upon our initial assessments, will allow us to defer our 2020 cash tax payments; defer the employer portion of our 2020 FICA taxes to 2021 and 2022; fully deduct our interest expense for 2019; accelerate a refund of our available alternative minimum tax (AMT) credits; and increase our permitted level of 2019 federal net operating loss (NOL) carry-forwards from approximately $26.0 million to $77.0 million. We are continuing to review the tax-related provisions of the CARES Act and their potential impact on us. Please see the risk factors disclosed in Part II, Item 1A of this Quarterly Report on Form 10-Q for further discussion of the potential impact of COVID-19 on our business.
LIBOR Phase-Out
The U.K. Financial Conduct Authority announced in 2017 that it intends to phase out LIBOR by the end of 2021. We are evaluating the impact of the expected discontinuation of LIBOR on our Term Loan, Revolver, outstanding interest rate cap, and other contracts. Please refer to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 14, 2020, for a discussion of potential risks regarding the LIBOR phase-out.
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
We were in compliance with all covenants under the Senior Credit Facilities and the Senior Notes at March 31, 2020.
Secured Net Leverage Ratio
The Senior Credit Facilities require that we comply with a financial covenant not to exceed a maximum ratio of consolidated senior secured net indebtedness on the date of determination to an adjusted consolidated EBITDA measure, which we refer to as "Bank Adjusted EBITDA," for the most recently completed four quarters (which we refer to as trailing twelve months, or "TTM"). This net leverage ratio is tested as of the last day of each fiscal quarter and may not exceed 6.00 to 1.00. As of March 31, 2020, we were in compliance with this covenant. Bank Adjusted EBITDA is defined in the credit agreement that governs our Senior Credit Facilities, and is different from the Adjusted EBITDA metric discussed above in the Key Metrics section.

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

As of March 31, 2020, our secured net leverage ratio on a TTM basis was 4.06 to 1.00 and was calculated as follows:

	For the three months ended,
	June 30, 2019	September 30, 2019	December 31, 2019	March 31, 2020	TTM
	(in thousands, except ratios)
Net (loss) income	$(26,228)	$7,816	$9,553	$(2,244)	$(11,103)
Interest expense	37,037	36,057	34,368	32,734	140,196
Income tax expense (benefit)	6,160	(4,839)	14,839	669	16,829
Depreciation	10,899	11,280	11,566	12,696	46,441
Amortization of other intangible assets	21,349	21,668	21,046	17,311	81,374
Stock-based compensation	9,354	9,143	8,179	9,836	36,512
Integration and restructuring costs	183	(193)	(13)	1,682	1,659
Transaction expenses and charges	—	—	—	—	—
Loss of unconsolidated entities	—	—	—	—	—
Impairment of long-lived assets and goodwill	17,892	—	19,648	—	37,540
Gain on assets, not ordinary course	—	—	(40,700)	—	(40,700)
Legal advisory and related expenses	465	849	(3,962)	9	(2,639)
Billed revenue to GAAP revenue adjustment	(3,143)	578	(4,065)	13,073	6,443
Adjustment for domain registration cost on a cash basis	1,421	465	1,163	(2,527)	522
Currency translation	63	75	18	185	341
Adjustment for acquisitions on a proforma basis	(54)	(43)	—	—	(97)
Adjustment for dispositions on a proforma basis	(1,058)	(1,053)	(326)	—	(2,437)
Bank Adjusted EBITDA	$74,340	$81,803	$71,314	$83,424	$310,881
Current portion of notes payable					31,606
Current portion of financed equipment					6,081
Notes payable - long term					1,641,938
Financed equipment - long term					597
Original issue discounts and deferred financing costs					39,602
Less:
Unsecured notes					(347,025)
Cash					(111,808)
Certain permitted restricted cash					—
Net senior secured indebtedness					$1,260,991
Net leverage ratio					4.06
Maximum net leverage ratio					6.00

Cash and Cash Equivalents
As of March 31, 2020, our cash and cash equivalents were primarily held for working capital purposes and for required principal and interest payments under our indebtedness. A majority of our cash and cash equivalents was held in operating accounts. Our cash and cash equivalents increased by $0.5 million, from $111.3 million at December 31, 2019 to $111.8 million at March 31, 2020. Of the $111.8 million cash and cash equivalents we had at March 31, 2020, $29.6 million was held in foreign countries, and due to tax and accounting reasons, we do not plan to repatriate this cash in the near future. We used cash on hand at December 31, 2019 and cash flows from operations to purchase property and equipment and to make our debt payments on our Term Loan, as described under "Financing Activities" below. Our future capital requirements will depend on many factors including, but not limited to our growth rate, our level of sales and marketing activities, the development and introduction of new and enhanced products and services, market acceptance of our solutions, potential settlements of legal proceedings, acquisitions, the impact of the COVID-19 pandemic on the economy and our business, and our gross profits and operating expenses. We believe that our current cash and cash equivalents and operating cash flows will be sufficient to meet our anticipated working capital and capital expenditure requirements, as well as our required principal and interest payments under our indebtedness, for at least the next 12 months.
The following table shows our purchases of property and equipment, principal payments on financed equipment obligations, depreciation, amortization and cash flows from operating activities, investing activities and financing activities for the stated periods:

	Three Months Ended March 31,
	2019	2020
	(in thousands)
Purchases of property and equipment	$(5,423)	$(9,916)
Principal payments on financed equipment	(2,570)	(1,254)
Depreciation	11,206	12,696
Amortization	24,001	20,372
Cash flows provided by operating activities	15,049	34,910
Cash flows used in investing activities	(5,423)	(9,916)
Cash flows used in financing activities	(27,565)	(23,615)
Capital Expenditures
Our capital expenditures on the purchase of property and equipment for the three months ended March 31, 2019 and 2020 were $5.4 million and $9.9 million, respectively. This increase was primarily due to investments in software, construction in process, and data center equipment. The remaining balance payable on the equipment financing was $6.7 million as of March 31, 2020. We expect our capital expenditures to remain roughly consistent with fiscal year 2019 levels in the near term.
Depreciation
Our depreciation expense for the three months ended March 31, 2019 and 2020 increased by $1.5 million from $11.2 million to $12.7 million, respectively. This increase was primarily due to additional investments in plant, property and equipment, particularly software, and computers and office equipment.
Amortization
Our amortization expense, which includes amortization of other intangible assets, amortization of deferred financing costs and amortization of net present value of deferred consideration, decreased by $3.6 million from $24.0 million for the three months ended March 31, 2019 to $20.4 million for the three months ended March 31, 2020. Of this decrease in amortization expense, $3.8 million related to lower amortization expense of intangible assets relating to businesses and assets acquired. This decrease was partially offset by an increase of $0.1 million relating to increased amortization of deferred financing costs and an increase of $0.1 million relating to amortization of original issue discounts related to our Senior Credit Facilities.
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

Net cash provided by operating activities increased from $15.0 million for the three months ended March 31, 2019 to $34.9 million for the three months ended March 31, 2020. This increase was primarily the result of the payment of $5.8 million to settle a securities class action lawsuit in the first quarter of 2019, which did not recur in the first quarter of 2020; lower payments for interest of $4.8 million, due to lower balances and lower interest rates; lower payments for taxes in the first quarter of 2020 as compared to the first quarter of 2019 of $1.9 million; the timing of certain payments, particularly related to payroll; lower payments relating to bonuses in the first quarter of 2020; and the impact on working capital of $2.6 million from an increase in the balance of deferred revenue.
Investing Activities
Cash flows used in investing activities consist primarily of the purchase of property and equipment, acquisition consideration payments, and changes in restricted cash balances.
During the three months ended March 31, 2019 and 2020, net cash used in investing activities was $5.4 million and $9.9 million, respectively, which was used to purchase property and equipment.
Financing Activities
Cash flows used in financing activities consist primarily of the net change in our overall indebtedness, payment of associated financing costs, payment of deferred consideration for our acquisitions and the issuance or repurchase of equity.
During the three months ended March 31, 2020, cash flows used in financing activities was $23.6 million. We paid $11.6 million for the repurchase of shares of our common stock under our share repurchase program. We paid $7.9 million of mandatory principal payments related to our Term Loan and $2.8 million for privately negotiated redemptions of our Senior Notes. We also made $1.3 million of principal payments related to financed equipment obligations.
During the three months ended March 31, 2019, cash flows used in financing activities was $27.6 million. We paid $25.0 million of principal payments related to our Term Loan, including one mandatory repayment of $7.9 million and one voluntary prepayment of $17.1 million. We also made $2.6 million of principal payments related to financed equipment obligations.
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
The following table reflects the reconciliation of cash flows from operations to free cash flow:

	Three Months Ended March 31,
	2019	2020
	(in thousands)
Cash flows from operations	$15,049	$34,910
Less:
Capital expenditures and financed equipment obligations(1)	(7,993)	(11,170)
Free cash flow	$7,056	$23,740
(1) Capital expenditures during the three months ended March 31, 2019 includes $2.6 million of principal payments under a three-year agreement for equipment financing. Capital expenditures during the three months ended March 31, 2020 includes $1.3 million of principal payments under a three-year agreement for equipment financing. The remaining balance on the equipment financing is $6.7 million as of March 31, 2020.
FCF increased by approximately $16.7 million, from $7.1 million for the three months ended March 31, 2019 to $23.7 million for the three months ended March 31, 2020. FCF was favorably impacted mainly due to the following factors: the payment of $5.8 million to settle a securities class action lawsuit in the first quarter of 2019, which did not recur in the first quarter of 2020; lower payments for interest of $4.8 million, due to lower balances and lower interest rates; lower payments for taxes in the first quarter of 2020 as compared to the first quarter of 2019 of $1.9 million; the timing of certain payments, particularly related to payroll; lower payments relating to bonuses in the first quarter of 2020; and the impact on the working capital of $2.6 million from an increase in the balance of deferred revenue. These increases in FCF were partially offset by increases in capital expenditures of $4.5 million, primarily due to investments in software construction in process and data center equipment, which were partially offset by lower principal payments on financed equipment obligations of $1.3 million.

Net Operating Loss (NOL) Carry-forwards
As of December 31, 2019, we had NOL carry-forwards available to offset future U.S. federal taxable income of approximately $26.9 million and future state taxable income of approximately $78.0 million. These NOL carry-forwards expire on various dates through 2039.
As discussed above, based upon our initial assessments, we anticipate that the CARES Act emergency economic stimulus legislation enacted on March 27, 2020 will increase our permitted level of 2019 NOL carry-forwards from approximately $26.9 million to approximately $77.0 million.
We are currently expecting to utilize the majority of these NOL carry-forwards in the near term.
As of December 31, 2019, we had recorded the following tax attributes available to be carried forward. This table does not give effect to the impact of the CARES Act.

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
Contractual Obligations and Commitments
There have been no significant changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K filed with the SEC on February 14, 2020, except as it relates to our long-term debt obligations and lease obligations. The following table summarizes these debt and lease-related contractual obligations as of March 31, 2020:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt and lease obligations:
Principal payments on term loan facility and notes	$1,713,146	$31,606	$1,334,515	$347,025	$—
Principal payments on lease obligations	111,548	20,010	57,018	34,520	—
Total principal payments relating to our long-term debt and lease obligations	$1,824,694	$51,616	$1,391,533	$381,545	$—

Recently Issued Accounting Pronouncements
For information on recent accounting pronouncements, see Recent Accounting Pronouncements in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Interest Rate Sensitivity
We had cash and cash equivalents of $111.8 million at March 31, 2020, the majority of which was held in operating accounts for working capital purposes and other general corporate purposes, which includes payment of principal and interest under our indebtedness. As of March 31, 2020, we had approximately $1,366.1 million outstanding under our Term Loan, $347.0 million outstanding under the Senior Notes and $0.0 million outstanding under the Revolver.
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
Based on our aggregate indebtedness outstanding under our Term Loan of $1,366.1 million as of March 31, 2020, a 100 basis point increase in the current LIBOR rate would result in a $14.6 million increase in our aggregate interest payments over a 12-month period, and a 100 basis point decrease in the current LIBOR rate would result in a $9.3 million decrease in our interest payments.
We have entered into two interest rate caps as part of our risk management strategy. The three-year interest rate cap we entered into in December 2015 limited our exposure beginning on February 29, 2016 to interest rate increases over 2.00% on $500.0 million of our Term Loan. The December 2015 interest rate cap matured in February 2019. The three-year interest rate cap we entered into in June 2018 limits our exposure beginning on August 28, 2018 to interest rate increases over 3.00% on $800.0 million of our Term Loan. The LIBOR interest rate applicable to our Term Loan as of March 31, 2020 was approximately 1.64%.
Inflation Risk
We do not believe that inflation has a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability to do so could harm our business, financial condition and results of operations.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of March 31, 2020, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation of our disclosure controls and procedures as of March 31, 2020, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2020, there has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
As previously disclosed, we were named as a defendant in a shareholder litigation matter. For more information on this legal proceeding, see Note 16, Commitments and Contingencies, to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
ITEM 1A. Risk Factors
There were no material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, or the 2019 Form 10-K, filed with the SEC on February 14, 2020, except as set forth below.
Due to the extensive impact of the COVID-19 pandemic, many of the risks disclosed in the risk factors included in the 2019 Form 10-K may now be more likely to occur or have occurred, as described in the new COVID-19 risk factor below. You should read the additional risk factors below together with the risk factors included in the 2019 Form 10-K.
The COVID-19 pandemic could have a material adverse effect on our business, financial condition, results of operations and/or cash flows.
COVID-19 was identified in late 2019 and has spread globally. Authorities have enacted numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns. These measures have adversely impacted and may further impact our customers, our partners and suppliers, and our own workforce and operations.
We expect that a number of our customers will experience financial challenges as a result of COVID-19 and related containment measures. This may cause them to cancel their subscriptions or allow them to lapse or reduce the number or value of products they buy from us. It may also become more difficult or costly for us to acquire new subscribers if SMBs or other potential customers cut back their spending due to financial constraints or general economic uncertainty. Although it is too early to predict the extent of the pandemic’s effects on our business, it could have a material adverse impact, particularly if the spread of COVID-19 accelerates and/or containment measures are extended or become more restrictive.
The COVID-19 pandemic may also disrupt our operations and increase our costs. For instance, our 2020 healthcare costs for our US-based employees may be higher than anticipated, since we are self-insured. In addition, our customer support partners, suppliers, vendors and their workforces have been impacted by the virus and related containment measures, in some cases significantly. If these impacts persist, we could see increased costs or disruptions affecting our customer support functions, supply chain or operations, which could have a material adverse impact on our business.

With respect to our own workforce and internal operations, we have transitioned substantially all of our employees to work from home. While the transition has generally been smooth to date, we may encounter challenges managing employee productivity and morale and maintaining certain controls, compliance standards, and risk management practices in a remote environment. Maintaining a remote work environment entails certain cybersecurity and data privacy risks, which may become more complex or costly to manage if our workforce must work from home for a protracted period. Finally, despite containment measures by the authorities and our own precautionary and planning efforts, it is possible that a portion of our employees in one or more locations could contract COVID-19, which could negatively affect our ability to carry out our day-to-day operations.
The COVID-19 pandemic has significantly increased macroeconomic and demand uncertainty, and has led to disruption and volatility in the global capital markets. The pandemic has already caused an economic contraction, and it is possible that it could lead to a global recession. We are closely monitoring the pandemic’s impact on our cash flows and balance sheet, and at this time, we do not expect significant liquidity constraints or asset impairments due to the pandemic. However, a recession or sustained capital markets disruption would likely have an adverse impact on our cash flows, balance sheet, and business in general, which could result in impairments and liquidity challenges, including difficulties refinancing our outstanding indebtedness at a reasonable cost.
The ultimate magnitude of COVID-19, including the extent of its impact on our financial and operational results, will depend on numerous factors, including whether current containment measures are successful in limiting the spread of the virus and when and to what extent more typical economic activity can resume. We cannot at this time predict the full impact of the COVID-19 pandemic, but it could have a material adverse effect on our business, financial condition, results of operations and/or cash flows.
Our restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our restated certificate of incorporation provides that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers and employees to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation or our bylaws, or (iv) any action asserting a claim that is governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to this provision of our restated certificate of incorporation. This choice of forum provision does not apply to actions arising under the Exchange Act or the Securities Act.
This choice of forum provision may limit a stockholder’s ability to bring a claim that does not arise under the Exchange Act or the Securities Act in a judicial forum that the stockholder finds favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers and employees even though such an action or proceeding, if successful, might benefit our stockholders. Stockholders who do bring a claim in the Court of Chancery could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near the State of Delaware. The Court of Chancery may also reach different judgments or results than other courts would, including courts where a stockholder considering an action may be located or might otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our stockholders. Alternatively, if a court were to find this provision of our restated certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs that could have a material adverse effect on our business, financial condition or results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On March 10, 2020, our Board of Directors authorized a share repurchase program for up to $40.0 million of our common stock on the open market, in privately negotiated transactions or otherwise.
We will determine the timing and amount of shares repurchased, if any, depending on our evaluation of market and other conditions. We expect to fund any repurchases using cash on hand and cash generated from operations. The share repurchase program does not have an expiration date, but may be suspended or discontinued at any time.
Shares that we repurchase are held in treasury for general corporate purposes, including issuances under equity incentive plans. The reissuance of shares from treasury stock is based on the weighted average purchase price of the shares.
During the three months ended March 31, 2020, we repurchased 7,603,620 shares at a weighted average price of $1.62 per share, for a total cost, including expenses, of approximately $12.4 million under the program. Of these shares, 2,603,620 shares were repurchased in open market transactions pursuant to a 10b5-1 plan, and 5,000,000 were repurchased in a privately negotiated transaction with Okumus Fund Management Ltd., a holder of more than 5% of our capital stock. See Note 17, Related Party Transactions, to the consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q. As of March 31, 2020, of the $40.0 million authorized amount, we had approximately $27.7 million remaining available under the share repurchase program.
The following table presents information with respect to our repurchases of common stock under the share repurchase program during the quarter ended March 31, 2020:

Issuer Purchases of Equity Securities
			Total Number of	Maximum Approximate
			Shares Purchased	Dollar Value of Shares
	Total Number	Average	As Part of a Publicly	That May Yet Be
	Of Shares	Price Paid	Announced Plan or	Purchased Under the
	Purchased	Per Share	Program	Plan or Program (1)
Period				(in thousands)

January 1 - January 31, 2020	—	$—	—	$—
February 1 - February 29, 2020	—	—	—	—
March 1 - March 31, 2020	7,603,620	1.62	7,603,620	27,671
Total	7,603,620	$1.62	7,603,620	$27,671
(1) On March 10, 2020, our Board of Directors authorized a share repurchase program for up to $40.0 million of our common stock. This authorization has no expiration date.
During April 2020, we repurchased a total of approximately $2.1 million of our common stock under the share repurchase program in open market transactions.

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
On January 24, 2020, our subsidiary MyDomain, LLC, or MyDomain, suspended the domain names FarsNews.com, FarsNews.org and FarsNews.net, or the FarsNews Domain Names, which are potentially associated with the Government of Iran. MyDomain’s records indicate that it collected a total of USD $216.84 for products and services in connection with the subscriber account associated with the FarsNews Domain Names since the subscriber account was migrated to our servers on or about August 10, 2012, following our acquisition of MyDomain on July 22, 2011. MyDomain reported the FarsNews Domain Names to the Office of Foreign Assets Control as property potentially associated with the Government of Iran subject to blocking pursuant to 31 C.F.R. §560.304.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number
2.1*	Agreement and Plan of Merger, dated October 30, 2015, by and among Constant Contact, Inc., the Registrant, and Paintbrush Acquisition Corporation	8-K	001-36131	November 2, 2015	2.1
2.2*	Asset Purchase Agreement dated September 6, 2019 by and among LTD Software LLC, Endurance Commerce, LLC, Endurance International Group Holdings, LLC, and the Signing Members, as defined therein	8-K	001-36131	September 16, 2019	2.1
2.3*	Asset Purchase Agreement dated December 5, 2019 by and among Constant Contact, Inc., Endurance International Group Holdings, Inc. and TripAdvisor, LLC	8-K	001-36131	December 5, 2019	2.1
3.1	Restated Certificate of Incorporation of the Registrant	S-1/A	333-191061	October 23, 2013	3.3
3.2	Amended and Restated By-Laws of the Registrant	8-K	001-36131	January 30, 2017	3.1
4.1	Specimen certificate evidencing shares of common stock of the Registrant	S-1/A	333-191061	October 8, 2013	4.1
4.2	Second Amended and Restated Registration Rights Agreement, dated as of October 24, 2013, by and among the Registrant and the other parties thereto	10-Q	001-36131	November 7, 2014	4.2
4.3	Stockholders Agreement, dated as of October 24, 2013, by and among the Registrant and certain holders of the Registrant’s common stock	10-Q	001-36131	November 7, 2014	4.3
4.4	Indenture (including form of Note), dated as of February 9, 2016, among EIG Investors Corp., the Registrant, the Endurance Guarantors party thereto and Wilmington Trust, National Association, as trustee	8-K	001-36131	February 10, 2016	4.1
4.5	Exchange and Registration Rights Agreement, dated as of February 9, 2016, among EIG Investors Corp., the Registrant, the Endurance Guarantors party thereto, Goldman, Sachs & Co., Credit Suisse Securities (USA) LLC and Jefferies LLC	10-Q	001-36131	May 9, 2016	4.6
10.1#	2020 Management Incentive Plan					X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

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

ENDURANCE INTERNATIONAL GROUP HOLDINGS, INC.

Date: May 6, 2020	By:	/s/ Marc Montagner
Marc Montagner
Chief Financial Officer (Principal Financial Officer)