Form 10-Q
period 2020-06-30
Endurance International Group Holdings, Inc.
filed 2020-08-06
CIK 1237746

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 3, 2020, there were 140,737,472 shares of the issuer’s common stock, $0.0001 par value per share, outstanding.

Endurance International Group Holdings, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31, 2019	June 30, 2020
Assets		(unaudited)
Current assets:
Cash and cash equivalents	$111,265	$149,193
Restricted cash	1,732	1,632
Accounts receivable	10,224	10,734
Prepaid domain name registry fees	55,237	57,716
Prepaid commissions	38,435	39,879
Prepaid and refundable taxes	6,810	5,290
Prepaid expenses and other current assets	23,883	26,718
Total current assets	247,586	291,162
Property and equipment—net	85,925	91,024
Operating lease right-of-use assets	90,519	79,397
Goodwill	1,835,310	1,834,685
Other intangible assets—net	245,002	210,044
Deferred financing costs—net	1,778	1,340
Investments	15,000	15,000
Prepaid domain name registry fees, net of current portion	11,107	12,187
Prepaid commissions, net of current portion	48,780	58,267
Deferred tax asset	64	196
Other assets	3,015	2,900
Total assets	$2,584,086	$2,596,202
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,054	$15,134
Accrued expenses	64,560	67,297
Accrued taxes	251	1,230
Accrued interest	23,434	21,580
Deferred revenue	369,475	382,489
Operating lease liabilities—short term	21,193	18,775
Current portion of notes payable	31,606	31,606
Current portion of financed equipment	790	4,017
Deferred consideration—short term	2,201	746
Other current liabilities	2,165	2,757
Total current liabilities	525,729	545,631
Long-term deferred revenue	99,652	104,023
Operating lease liabilities—long term	78,151	69,746
Notes payable—long term, net of original issue discounts of $16,859 and $14,356 and deferred financing costs of $25,690 and $21,967, respectively	1,649,867	1,628,060
Financed equipment—long term	—	401
Deferred tax liability	27,097	32,916
Other liabilities	6,636	10,508
Total liabilities	2,387,132	2,391,285
Stockholders’ equity:
Preferred Stock—par value $0.0001; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock—par value $0.0001; 500,000,000 shares authorized; 146,259,868 and 147,570,072 shares issued at December 31, 2019 and June 30, 2020, respectively; 146,259,868 and 140,433,255 outstanding at December 31, 2019 and June 30, 2020, respectively	15	16
Additional paid-in capital	996,958	1,013,802
Treasury stock, at cost, 0 and 7,136,817 shares at December 31, 2019 and June 30, 2020, respectively	—	(11,828)
Accumulated other comprehensive loss	(4,088)	(3,496)
Accumulated deficit	(795,931)	(793,577)
Total stockholders’ equity	196,954	204,917
Total liabilities and stockholders’ equity	$2,584,086	$2,596,202
See accompanying notes to consolidated financial statements.

Endurance International Group Holdings, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2020	2019	2020
Revenue	$278,204	$273,987	$558,887	$546,181
Cost of revenue (including impairment of $17,892 for the three and six months ended June 30, 2019)	139,587	113,065	263,441	229,329
Gross profit	138,617	160,922	295,446	316,852
Operating expense:
Sales and marketing	65,490	63,062	132,078	130,253
Engineering and development	25,348	24,659	49,042	51,533
General and administrative	31,124	28,901	62,517	59,777
Gain on sale of intangible assets	—	(2,365)	—	(2,365)
Total operating expense	121,962	114,257	243,637	239,198
Income from operations	16,655	46,665	51,809	77,654
Other income (expense):
Interest income	314	162	605	332
Interest expense	(37,037)	(31,186)	(74,251)	(63,920)
Total other expense—net	(36,723)	(31,024)	(73,646)	(63,588)
(Loss) income before income taxes and equity earnings of unconsolidated entities	(20,068)	15,641	(21,837)	14,066
Income tax expense	6,160	11,043	7,879	11,712
Net (loss) income	$(26,228)	$4,598	$(29,716)	$2,354
Comprehensive (loss) income:
Foreign currency translation adjustments	348	434	(53)	(123)
Unrealized gain (loss) on cash flow hedge, net of tax benefit (expense) of $(35) and $269 for the three and six months ended June 30, 2019, respectively, and $(111) and $(231) for the three and six months ended June 30, 2020, respectively	110	343	(851)	715
Total comprehensive (loss) income	$(25,770)	$5,375	$(30,620)	$2,946
Basic net (loss) income per share	$(0.18)	$0.03	$(0.21)	$0.02
Diluted net (loss) income per share	$(0.18)	$0.03	$(0.21)	$0.02
Weighted-average common shares used in computing net (loss) income per share:
Basic	145,308,823	141,380,644	144,414,929	143,703,943
Diluted	145,308,823	142,258,812	144,414,929	145,783,086
See accompanying notes to consolidated financial statements.

Endurance International Group Holdings, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Number	Amount		Number	Amount
Balance—December 31, 2018	143,444,178	$14	$961,235	—	$—	$(3,211)	$(783,584)	$174,454
Vesting of restricted shares	116,526	—	—	—	—	—	—	—
Exercise of stock options	892	—	5	—	—	—	—	5
Other comprehensive gain (loss)	—	—	—	—	—	(1,362)	—	(1,362)
Net loss	—	—	—	—	—	—	(3,488)	(3,488)
Stock-based compensation	—	—	9,016	—	—	—	—	9,016
Balance—March 31, 2019	143,561,596	14	970,256	—	—	(4,573)	(787,072)	178,625
Vesting of restricted shares	2,176,738	—	—	—	—	—	—	—
Exercise of stock options	2,918	—	16	—	—	—	—	16
Other comprehensive gain (loss)	—	—	—	—	—	458	—	458
Net loss	—	—	—	—	—	—	(26,228)	(26,228)
Stock-based compensation	—	—	9,354	—	—	—	—	9,354
Balance—June 30, 2019	145,741,252	14	979,626	—	—	(4,115)	(813,300)	162,225
Vesting of restricted shares	398,293	1	(1)	—	—	—	—	—
Exercise of stock options	1,331	—	5	—	—	—	—	5
Other comprehensive gain (loss)	—	—	—	—	—	(761)	—	(761)
Net income	—	—	—	—	—	—	7,816	7,816
Stock-based compensation	—	—	9,143	—	—	—	—	9,143
Balance—September 30, 2019	146,140,876	15	988,773	—	—	(4,876)	(805,484)	178,428
Vesting of restricted shares	117,340	—	—	—	—	—	—	—
Exercise of stock options	1,652	—	6	—	—	—	—	6
Other comprehensive gain (loss)	—	—	—	—	—	788	—	788
Net income	—	—	—	—	—	—	9,553	9,553
Stock-based compensation	—	—	8,179	—	—	—	—	8,179
Balance—December 31, 2019	146,259,868	$15	$996,958	—	$—	$(4,088)	$(795,931)	$196,954

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Number	Amount		Number	Amount
Balance—December 31, 2019	146,259,868	$15	$996,958	—	$—	$(4,088)	$(795,931)	$196,954
Vesting of restricted shares	1,306,607	—	—	—	—	—	—	—
Exercise of stock options	3,597	—	13	—	—	—	—	13
Other comprehensive gain (loss)	—	—	—	—	—	(185)	—	(185)
Net loss	—	—	—	—	—	—	(2,244)	(2,244)
Stock-based compensation	—	—	9,836	—	—	—	—	9,836
Repurchase of common stock	—	—	—	(7,603,620)	(12,329)	—	—	(12,329)
Balance—March 31, 2020	147,570,072	15	$1,006,807	(7,603,620)	(12,329)	(4,273)	(798,175)	192,045
Vesting of restricted shares	1,571,903	1	—	—	—	—	—	1
Other comprehensive gain (loss)	—	—	—	—	—	777	—	777
Net income	—	—	—	—	—	—	4,598	4,598
Stock-based compensation	—	—	9,595	—	—	—	—	9,595
Repurchase of common stock	—	—	—	(1,105,100)	(2,099)	—	—	(2,099)
Reissuance of treasury stock	(1,571,903)	—	(2,600)	1,571,903	2,600			—
Balance—June 30, 2020	147,570,072	$16	$1,013,802	(7,136,817)	$(11,828)	$(3,496)	$(793,577)	$204,917
See accompanying notes to consolidated financial statements.

Endurance International Group Holdings, Inc.
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2019	2020
Cash flows from operating activities:
Net (loss) income	$(29,716)	$2,354
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation of property and equipment	22,105	25,442
Amortization of other intangible assets	42,469	34,593
Impairment of long-lived assets	17,892	—
Amortization of deferred financing costs	3,509	3,792
Amortization of net present value of deferred consideration	120	45
Amortization of original issue discounts	2,198	2,367
Stock-based compensation	18,370	19,431
Deferred tax expense	2,627	5,455
Loss on sale of assets	136	—
Gain on sale of intangible assets	—	(2,365)
Loss on early extinguishment of debt	—	83
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(793)	(850)
Prepaid and refundable taxes	725	1,512
Prepaid expenses and other current assets	2,328	(18,090)
Leases right-of-use asset, net	653	318
Accounts payable and accrued expenses	(15,135)	8,274
Deferred revenue	7,241	20,302
Net cash provided by operating activities	74,729	102,663
Cash flows from investing activities:
Purchases of property and equipment	(16,164)	(20,009)
Proceeds from sale of intangible assets	—	2,705
Net cash used in investing activities	(16,164)	(17,304)
Cash flows from financing activities:
Repayments of term loans	(50,000)	(15,803)
Repayments of senior notes	—	(11,807)
Purchase of treasury stock	—	(14,428)
Principal payments on financed equipment	(3,861)	(2,974)
Payment of deferred consideration	(2,500)	(1,500)
Proceeds from exercise of stock options	22	13
Net cash used in financing activities	(56,339)	(46,499)
Net effect of exchange rate on cash and cash equivalents and restricted cash	(152)	(1,032)
Net increase in cash and cash equivalents and restricted cash	2,074	37,828
Cash and cash equivalents and restricted cash:
Beginning of period	90,576	112,997
End of period	$92,650	$150,825
Supplemental cash flow information:
Interest paid	$68,353	$58,604
Income taxes paid	$724	$3,205
Assets acquired under equipment financing	$—	$7,704
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
The Company previously reported its financial results in three reportable segments: web presence, email marketing and domain. In conjunction with the process of simplifying the organization, the Company modified its internal reporting structure to reflect certain changes in its structure and leadership, and also changed the name of the email marketing segment to the "digital marketing" segment. This resulted in consolidation of its domain segment into the web presence segment. Starting with the three months ended March 31, 2020, the Company reports its financial results in two segments - web presence (including the former domain segment) and digital marketing. The Company recast the comparative information for the three and six months ended June 30, 2019 to conform with the two-segment presentation.
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
The COVID-19 pandemic continues to evolve as of the date of these consolidated financial statements. As such, the extent of the pandemic’s impact on the Company's financial condition, liquidity, and future results of operations is uncertain. Management is continuing to execute its 2020 operating plan while actively monitoring the impact of COVID-19 on the Company, including its customers, industry, operations, suppliers, workforce and liquidity. The Company expects to see tax-related liquidity benefits from the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"). The Company is closely monitoring the impact of the COVID-19 pandemic on its business. To date, the Company believes that the pandemic has contributed to increased demand for its products and services, since many small- and medium-sized businesses have moved more of their business online due to COVID-19 related lockdowns and other restrictions. However, the Company cannot predict whether and to what extent this level of demand will continue.
Unaudited Interim Financial Information
The accompanying interim consolidated balance sheet as of June 30, 2020, and the related consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2019 and 2020, the consolidated statements of cash flows for the six months ended June 30, 2019 and 2020, the consolidated statements of changes in stockholders' equity for the three and six months ended June 30, 2019 and 2020, and the notes to consolidated financial statements are unaudited. These unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. The unaudited consolidated financial statements include, in the opinion of management, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of the Company’s financial position as of June 30, 2020, results of operations for the three and six months ended June 30, 2019 and 2020, cash flows for the six months ended June 30, 2019 and 2020, and changes in stockholders' equity for the three and six months ended June 30, 2019 and 2020. The results in the consolidated statements of operations and comprehensive income (loss) are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2020.
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
Software Development Costs
The Company accounts for software development costs for internal-use software under the provisions of FASB ASC 350-40, Internal-Use Software. Accordingly, certain costs to develop internal-use computer software are capitalized, provided these costs are expected to be recoverable. During the three and six months ended June 30, 2019, the Company capitalized internal-use software development costs of $4.1 million and $7.3 million, respectively. During the three and six months ended June 30, 2020, the Company capitalized internal-use software development costs of $4.4 million and $9.4 million, respectively.
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
Because of the deterioration of economic conditions as a result of the COVID-19 pandemic, the Company reassessed its annual goodwill impairment test as of June 30, 2020. The Company performed a qualitative analysis, noting that the Company’s operating performance, both current and future based on updated projections, is in line with the projections used for the 2019 annual impairment test. The Company also noted that its market capitalization continues to exceed the book value of the stockholders’ equity. Based on the Company’s analysis, the Company has concluded that an impairment has not been triggered, and as such, no impairment has been recorded.
Goodwill as of June 30, 2020 was $1,834.7 million. The carrying value of goodwill that was allocated to the web presence and digital marketing reporting segments was approximately $1,231.3 million and $603.4 million, respectively. For the three and six months ended June 30, 2020, as noted above, no impairment triggering events were identified and no impairment has been recorded.
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
During the three and six months ended June 30, 2019, the Company recognized an impairment charge of $17.9 million relating primarily to premium domain name intangible assets acquired in 2014, which was recorded in cost of revenue in the consolidated statements of operations and comprehensive income (loss). The impairment resulted from market conditions that adversely impacted cash flows from these assets, and these market conditions are expected to continue. The Company valued its premium domain name assets based on a discounted projected cash flows from these assets using a discount rate of 11.6%, which resulted in an impairment of $16.2 million. The balance of the impairment charge was primarily related to developed technology intangible assets associated with the premium domain business which were valued using a relief from royalty approach. During the three and six months ended June 30, 2020, the Company recorded no impairment charge associated with these intangible assets.
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

2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing, and ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments, which further elaborate on the original ASU No. 2014-09. The Company adopted the guidance in ASC 606 on January 1, 2018. Revenue is recognized when control of the promised products or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to for those products and services. In general, the Company determines revenue recognition through the following steps:
•Identification of the contract, or contracts, with the customer
•Identification of the performance obligations in the contract
•Determination of the transaction price
•Allocation of the transaction price to the performance obligations in the contract
•Recognition of revenue when, or as, the Company satisfies a performance obligation
The Company provides cloud-based subscription services, which include web hosting and related add-ons, search engine optimization ("SEO") services, domain registration services and email marketing.
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
The Company maintains a reserve for refunds and chargebacks related to revenue that has been recognized and is expected to be refunded, as calculated based on observed historical trends. The Company had a refund and chargeback reserve of $0.3 million and $0.3 million as of December 31, 2019 and June 30, 2020, respectively. The portion of deferred revenue that was expected to be refunded at December 31, 2019 and June 30, 2020 was $1.9 million and $1.9 million, respectively. Based on refund history, approximately 84% of all refunds happen in the same fiscal month that the contract starts or renews, and approximately 95% of all refunds happen within 45 days of the contract start or renewal date.
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
The following table provides a reconciliation of the Company's deferred revenue as of June 30, 2020:

	Short-term	Long-term
	(unaudited)
	(in thousands)
Balance at December 31, 2019	$369,475	$99,652
Recognition of beginning deferred revenue into revenue, as a result of performance obligations satisfied	(252,523)	—
Cash received in advance during the period	455,934	110,765
Recognition of cash received in the period into revenue, as a result of performance obligations satisfied	(293,658)	—
Impact of foreign exchange rates	(3,133)	—
Reclassification between short-term and long-term	106,394	(106,394)
Balance at June 30, 2020	$382,489	$104,023
The difference between the opening and closing balances of the Company’s deferred revenue liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment. During the six months ended June 30, 2020, the Company recognized $252.5 million from beginning deferred revenue current balances existing at December 31, 2019, and $0.0 million from beginning period long-term balances existing at December 31, 2019. The Company did not recognize any revenue from performance obligations satisfied in prior periods.
The following table provides the remaining performance obligation amounts as of June 30, 2020. These amounts are equivalent to the ending deferred revenue balance of $486.5 million, which includes both short and long-term amounts:

	Web presence	Digital marketing	Total
	(unaudited)
	(in thousands)
Remaining performance obligation, short-term	$327,973	$54,516	$382,489
Remaining performance obligation, long-term	104,016	7	104,023
Total	$431,989	$54,523	$486,512
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

	Short-term	Long-term
	(unaudited)
	(in thousands)
Balance at December 31, 2019	$38,435	$48,780
Deferred customer acquisition costs incurred in the period	13,726	23,508
Amounts recognized as expense in the period	(26,195)	—
Impact of foreign exchange rates	(171)	78
Adjustment resulting from sale of SinglePlatform business	—	(15)
Reclassification between short-term and long-term	14,084	(14,084)
Balance at June 30, 2020	$39,879	$58,267
As of June 30, 2020, the Company had a total of approximately $86.3 million and $11.8 million in deferred assets relating to costs incurred to obtain or fulfill contracts in its web presence and digital marketing segments, respectively. These deferred assets consist entirely of recoverable, specific, success-based sales commissions. During the six months ended June 30, 2020, the Company recognized total amortization costs related to the above items of approximately $23.3 million and $2.9 million in its web presence and digital marketing segments, respectively, which were included in sales and marketing in the consolidated statements of operations and comprehensive income (loss).
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
Income Taxes
Income taxes are accounted for in accordance with FASB ASC 740, Accounting for Income Taxes ("ASC 740"). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the Company expects the differences to reverse. The Company reduces the deferred tax assets by a valuation allowance if, based upon the weight of available evidence, it is more likely than not that the Company will not realize some portion or all of the deferred tax assets. The Company considers relevant evidence, both positive and negative, to determine the need for a valuation allowance.
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
Net (Loss) Income per Share
The Company considered FASB ASC 260-10, Earnings per Share, which requires the presentation of both basic and diluted earnings per share in the consolidated statements of operations and comprehensive income (loss). The Company’s basic net (loss) income per share is computed by dividing net (loss) income by the weighted-average number of shares of common stock outstanding for the period, and, if there are dilutive securities, diluted (loss) income per share is computed by including common stock equivalents which includes shares issuable upon the exercise of stock options, net of shares assumed to have been purchased with the proceeds, using the treasury stock method.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2020	2019	2020
	(unaudited) (in thousands, except share amounts and per share data)
Net (loss) income	$(26,228)	$4,598	$(29,716)	$2,354
Net (loss) income per share:
Basic	$(0.18)	$0.03	$(0.21)	$0.02
Diluted	$(0.18)	$0.03	$(0.21)	$0.02
Weighted-average common shares used in computing net (loss) income per share:
Basic	145,308,823	141,380,644	144,414,929	143,703,943
Diluted	145,308,823	142,258,812	144,414,929	145,783,086
The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted (loss) income per share because the effect of including such potentially dilutive shares would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2020	2019	2020
	(unaudited)
Restricted stock awards and units	9,240,137	14,718,617	8,864,517	12,955,198
Options	9,167,540	5,606,299	8,944,596	5,669,093
Total	18,407,677	20,324,916	17,809,113	18,624,291
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
Divestitures - 2019
SinglePlatform
On December 5, 2019, the Company completed the sale of substantially all of its SinglePlatform digital storefront business, including all of the membership interests of its subsidiary SinglePlatform, LLC, to TripAdvisor LLC for consideration of approximately $51.0 million in cash. The Company recognized a pre-tax gain on the sale of $40.7 million during the three months ended December 31, 2019, which was recorded as an operating expense in the consolidated statements of operations and other comprehensive income (loss). SinglePlatform contributed $6.8 million and $13.9 million in revenue in the three and six months ended June 30, 2019.

4. Property, Plant and Equipment
Components of property and equipment consisted of the following:

	December 31, 2019	June 30, 2020
		(unaudited)
	(in thousands)
Land	$790	$790
Building	8,285	8,299
Software	109,546	124,919
Computers and office equipment	187,056	204,247
Furniture and fixtures	18,918	18,567
Leasehold improvements	20,469	20,555
Construction in process	5,850	3,334
Property and equipment—at cost	350,914	380,711
Less: accumulated depreciation	(264,989)	(289,687)
Property and equipment—net	$85,925	$91,024
Depreciation expense related to property and equipment for the three months ended June 30, 2019 and 2020 was $10.9 million and $12.7 million, respectively. Depreciation expense related to property and equipment for the six months ended June 30, 2019 and 2020 was $22.1 million and $25.4 million, respectively.
Financed equipment with a cost basis of $24.4 million was included in software as of June 30, 2020. The net carrying value of financed equipment as of June 30, 2020 was $6.6 million.
5. Leases
The Company has operating leases for data centers, corporate offices, data center equipment, and office equipment. The Company's leases have remaining lease terms of less than 1 year to 6.5 years, some of which include options to extend.
The Company's lease expense consisted entirely of operating leases and amounted to $7.3 million and $14.5 million for the three and six months ended June 30, 2019, respectively, and $6.8 million and $13.7 million for the three and six months ended June 30, 2020, respectively. Operating lease payments, which reduced operating cash flows, amounted to $7.2 million and $13.9 million for the three and six months ended June 30, 2019, respectively, and $6.0 million and $12.4 million for the three and six months ended June 30, 2020, respectively.
Supplemental balance sheet information related to leases was as follows:

	December 31, 2019	June 30, 2020
		(unaudited)
	(in thousands)
Operating lease right-of-use assets	$90,519	$79,397

Operating lease liabilities—short term	$21,193	$18,775
Operating lease liabilities—long term	78,151	69,746
Total operating lease liabilities	$99,344	$88,521
As of June 30, 2020, the weighted-average remaining lease term was 5.12 years and the discount rate for the Company's leases was 6.82%.
Maturities for leases were as follows:

Operating Leases
(unaudited)
(in thousands)
Remainder of 2020	$13,011
2021	20,950
2022	18,915
2023	17,681
2024	13,868
Thereafter	20,692
Total lease payments	$105,117
Less: imputed interest	16,596
Total	$88,521
6. Fair Value Measurements
The following valuation hierarchy is used for disclosure of the valuation inputs used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:
•Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities
•Level 2 inputs are quoted prices for similar assets or liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument
•Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value
A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.
As of December 31, 2019 and June 30, 2020, the Company’s financial assets required to be measured on a recurring basis consisted of the 2018 interest rate cap and certain cash equivalents, which included money market instruments and bank time deposits. The Company has classified the interest rate caps, which are discussed in Note 7, Derivatives and Hedging Activities, below, within Level 2 of the fair value hierarchy. The Company has also classified these cash equivalents within Level 2 of the fair value hierarchy. The 2015 interest rate cap matured during the three months ended March 31, 2019.
Basis of Fair Value Measurements

	Balance	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Balance at December 31, 2019
Financial assets:
Cash equivalents (included in cash and cash equivalents)	$2,834	$—	$2,834	$—
Interest rate cap (included in other assets)	6	—	6	—
Total financial assets	$2,840	$—	$2,840	$—
Balance at June 30, 2020	(unaudited)
Financial assets:
Cash equivalents (included in cash and cash equivalents)	$13,278	$—	$13,278	$—
Interest rate cap (included in other assets)	68	—	68	—
Total financial assets	$13,346	$—	$13,346	$—
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
In June 2018, the Company entered into a three-year interest rate cap with $800.0 million notional value outstanding. This interest rate cap was effective beginning on August 28, 2018. The fair value of this interest rate contract included in other assets on the consolidated balance sheet as of June 30, 2020 was $0.1 million, and the Company recognized $0.4 million and $0.9 million of interest expense in the Company’s consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2020, respectively. The Company recognized a $0.9 million gain, net of a tax expense of $0.2 million, in Accumulated Other Comprehensive Income ("AOCI") for the six months ended June 30, 2020. The Company estimates that $1.8 million will be reclassified from AOCI to interest expense (as an increase to interest expense) in the next twelve months.
The changes in the fair value of derivatives that qualify as cash flow hedges is recorded in AOCI, and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.
8. Goodwill and Other Intangible Assets
The following table summarizes the changes in the Company’s goodwill balances from December 31, 2019 to June 30, 2020:

	Web Presence	Digital Marketing	Total
	(in thousands)
Goodwill balance at December 31, 2019	$1,231,896	$603,414	$1,835,310
Foreign translation impact	(625)	—	(625)
Goodwill balance at June 30, 2020	$1,231,271	$603,414	$1,834,685
In accordance with ASC 350, the Company reviews goodwill and other indefinite-lived intangible assets for indicators of impairment on an annual basis and between tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount.
As of December 31, 2019, other intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Useful Life
	(dollars in thousands)
Developed technology	$280,330	$207,844	$72,486	7 years
Subscriber relationships	659,837	529,276	130,561	7 years
Trade names	134,046	94,982	39,064	8 years
Intellectual property	34,263	31,372	2,891	5 years
Domain names available for sale	18,160	18,160	—	Indefinite
Total December 31, 2019	$1,126,636	$881,634	$245,002
As of June 30, 2020, other intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Useful Life
	(unaudited, dollars in thousands)
Developed technology	$280,334	$222,390	$57,944	7 years
Subscriber relationships	659,534	544,532	115,002	7 years
Trade names	134,037	99,080	34,957	8 years
Intellectual property	33,483	31,342	2,141	5 years
Domain names available for sale	18,160	18,160	—	Indefinite
Total June 30, 2020	$1,125,548	$915,504	$210,044
During the six months ended June 30, 2019, the Company recorded an impairment charge of $17.9 million relating to premium domain name intangible assets acquired in 2014, which was recorded in cost of revenue in the consolidated statement of operations and comprehensive income (loss). During the six months ended June 30, 2020, there were no impairment charges of intangible assets.
During the six months ended June 30, 2020, the Company sold certain intellectual property assets for net proceeds of $2.7 million and a gain of $2.4 million, which was recorded as a gain on sale of intangible assets in the consolidated statements of operations and comprehensive income (loss).
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
The Company’s amortization expense is included in cost of revenue in the consolidated statements of operations and comprehensive income (loss) in the aggregate amounts of $21.3 million and $17.3 million for the three months ended June 30, 2019 and 2020, respectively. The Company’s amortization expense is included in cost of revenue in the consolidated statements of operations and comprehensive income (loss) in the aggregate amounts of $42.5 million and $34.6 million for the six months ended June 30, 2019 and 2020, respectively.
9. Notes Payable
As of December 31, 2019 and June 30, 2020, notes payable, net of original issue discounts and deferred financing costs, consisted of the following:

	December 31, 2019	June 30, 2020
		(unaudited)
	(in thousands)
Term Loan	$1,347,056	$1,335,336
Notes	334,417	324,330
Revolving credit facilities	—	—
Total notes payable	1,681,473	1,659,666
Current portion of notes payable	31,606	31,606
Notes payable - long term	$1,649,867	$1,628,060
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
The Term Loan has a maturity date of February 9, 2023 and requires quarterly mandatory repayments of principal. During the six months ended June 30, 2020, the Company made two mandatory repayments of $7.9 million each, for a total mandatory repayment of $15.8 million.
Interest is payable on maturity of the elected interest period for a term loan with a LIBOR-based interest rate, which interest period can be one, two, three or six months. Interest is payable at the end of each fiscal quarter for a term loan with an alternate base rate.
As of December 31, 2019 and June 30, 2020, the Term Loan had an outstanding balance of:

	December 31, 2019	June 30, 2020
		(unaudited)
	(in thousands)
Term Loan	$1,374,022	$1,358,219
Unamortized deferred financing costs	(14,331)	(12,161)
Unamortized original issue discount	(12,635)	(10,722)
Net Term Loan	1,347,056	1,335,336
Current portion of Term Loan	31,606	31,606
Term Loan - long term	$1,315,450	$1,303,730
Revolving Credit Facility
The Company has a revolving credit facility (the “Revolver”), which has an aggregate available amount of $165.0 million. As of December 31, 2019 and June 30, 2020, the Company did not have any balances outstanding under the Revolver and the full amount of the facility was unused and available.
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
During the six months ended June 30, 2020, the Company redeemed a total of $12.2 million of the Senior Notes in voluntary, privately negotiated transactions. The redemptions were made at an average price of 96.5%, for an immaterial net loss on redemption of $0.1 million after recording a charge of $0.5 million (included in interest expense) to write off original issue discounts and deferred financing costs relating to the redemptions.
As of December 31, 2019 and June 30, 2020, the Senior Notes had an outstanding balance of:

	December 31, 2019	June 30, 2020
		(unaudited)
	(in thousands)
Senior Notes	$350,000	$337,770
Unamortized deferred financing costs	(11,359)	(9,806)
Unamortized original issue discount	(4,224)	(3,634)
Net Senior Notes	334,417	324,330
Current portion of Senior Notes	—	—
Senior Notes - long term	$334,417	$324,330
Interest on the Senior Notes is payable twice a year, on August 1st and February 1st.
Maturity of Notes Payable
The maturity of the notes payable at June 30, 2020 is as follows:

Amounts maturing in:	Amounts
(unaudited)
(in thousands)
Remainder of 2020	$15,803
2021	31,606
2022	31,606
2023	1,279,204
2024	337,770
Thereafter	—
Total	$1,695,989
Interest
The Company recorded $37.0 million and $31.2 million in interest expense for the three months ended June 30, 2019 and 2020, respectively, and $74.3 million and $63.9 million for the six months ended June 30, 2019 and 2020, respectively.
The following table provides a summary of interest rates and interest expense for the three and six months ended June 30, 2019 and 2020:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2020	Six Months Ended June 30, 2019	Six Months Ended June 30, 2020
	(unaudited)
	(percentage per annum)
Interest rate—LIBOR	6.18%-6.39%	4.75%-5.39%	6.18%-6.44%	4.75%-5.67%
Interest rate—alternate base rate	*	*	*	*
Interest rate—Senior Notes	10.875%	10.875%	10.875%	10.875%
Non-refundable fee—unused facility	0.50%	0.50%	0.50%	0.50%
	(in thousands)
Interest expense and service fees	$33,883	$27,853	$68,107	$57,372
Amortization of deferred financing fees	1,776	1,939	3,509	3,792
Amortization of original issue discounts	1,111	1,183	2,198	2,367
Amortization of net present value of deferred consideration	59	21	120	45
Loss on extinguishment of debt	—	94	—	83
Other interest expense	208	96	317	261
Total interest expense	$37,037	$31,186	$74,251	$63,920
* The Company did not have debt-bearing interest based on the alternate base rate for the three and six months ended June 30, 2019 and 2020.
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
The Company was in compliance with all covenants at June 30, 2020.
10. Stock-Based Compensation
The Company has two stock incentive plans, as described below.
2013 Stock Incentive Plan
The Amended and Restated 2013 Stock Incentive Plan (the “2013 Plan”) of the Company became effective upon the closing of its initial public offering. The 2013 Plan provides for the grant of options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to employees, officers, directors, consultants and advisers of the Company. Under the 2013 Plan, the Company may issue up to 38,000,000 shares of the Company’s common stock. At June 30, 2020, there were 4,686,811 shares available for grant under the 2013 Plan.
2011 Stock Incentive Plan
As of February 9, 2016, the effective date of the acquisition of Constant Contact, the Company assumed and converted certain outstanding equity awards granted by Constant Contact under the Constant Contact 2011 Stock Incentive Plan (the “2011 Plan”) prior to the effective date of the acquisition (the “Assumed Awards”) into corresponding equity awards with respect to shares of the Company’s common stock. In addition, the Company assumed certain shares of Constant Contact common stock, par value $0.01 per share, available for issuance under the 2011 Plan (the “Available Shares”), which will be available for future issuance under the 2011 Plan in satisfaction of the vesting, exercise or other settlement of options and other equity awards that may be granted by the Company following the effective date of the acquisition of Constant Contact in reliance on the prior approval of the 2011 Plan by the stockholders of Constant Contact. The Assumed Awards were converted into 2,143,987 stock options and 2,202,846 restricted stock units with respect to the Company’s common stock and the Available Shares were converted into 10,000,000 shares of the Company’s common stock reserved for future awards under the 2011 Plan. At June 30, 2020, there were 9,055,757 shares available for grant under the 2011 Plan.
All Plans
The following table presents total stock-based compensation expense recorded in the consolidated statements of operations and comprehensive income (loss) for all awards granted under the Company’s 2013 Plan and 2011 Plan:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2020	2019	2020
	(unaudited, in thousands)
Cost of revenue	$967	$741	$1,882	$1,480
Sales and marketing	1,827	1,783	3,581	3,721
Engineering and development	1,432	1,125	2,765	2,217
General and administrative	5,128	5,946	10,142	12,013
Total stock-based compensation expense	$9,354	$9,595	$18,370	$19,431
Under both the 2011 and 2013 Plans combined, as of June 30, 2020, the Company had approximately $3.4 million of unrecognized stock-based compensation expense related to option awards that will be recognized over 1.3 years and approximately $59.0 million of unrecognized stock-based compensation expense related to restricted stock awards and restricted stock units that will be recognized over 2.2 years.
2013 Stock Incentive Plan
The following table provides a summary of the Company’s stock options as of June 30, 2020 and the stock option activity during the six months ended June 30, 2020 for all stock options granted under the 2013 Plan:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(3) (in thousands)
	(unaudited)
Outstanding at December 31, 2019	5,276,679	$10.57
Granted	—	$—
Exercised	—	$—
Forfeited	(1,952)	$9.17
Expired	(158,611)	$10.46
Outstanding at June 30, 2020	5,116,116	$10.57	6.3	$—
Exercisable at June 30, 2020	4,326,451	$11.06	5.9	$—
Expected to vest after June 30, 2020(1)	789,665	$7.90	8.3	$—
Exercisable as of June 30, 2020 and expected to vest (2)	5,116,116	$10.57	6.3	$—
(1)This represents the number of unvested options outstanding as of June 30, 2020 that are expected to vest in the future.

(2)This represents the number of vested options as of June 30, 2020 plus the number of unvested options outstanding as of June 30, 2020 that are expected to vest in the future.
(3)The aggregate intrinsic value was calculated based on the positive difference, if any, between the estimated fair value of the Company’s common stock on June 30, 2020 of $4.03 per share, or the date of exercise, as appropriate, and the exercise price of the underlying options.
Restricted stock units granted under the 2013 Plan generally vest annually over a three-year period, unless otherwise determined by the Company’s board of directors. The following table provides a summary of the Company’s restricted stock unit activity for the 2013 Plan during the six months ended June 30, 2020:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
	(unaudited)
Non-vested at December 31, 2019	9,005,109	$6.90
Granted	8,986,667	$3.85
Vested	(2,496,512)	$7.67
Canceled	(550,655)	$6.08
Non-vested at June 30, 2020	14,944,609	$4.97
Restricted stock awards granted under the 2013 Plan generally vest annually over a four-year period, unless otherwise determined by the Company’s board of directors. The following table provides a summary of the Company’s restricted stock award activity for the 2013 Plan during the six months ended June 30, 2020:

	Restricted Stock Awards	Weighted- Average Grant Date Fair Value
	(unaudited)
Non-vested at December 31, 2019	159,517	$10.68
Granted	—	$—
Vested	(141,164)	$10.98
Canceled	(2,570)	$10.09
Non-vested at June 30, 2020	15,783	$8.08

2011 Stock Incentive Plan
The following table provides a summary of the Company’s stock options as of June 30, 2020 and the stock option activity during the six months ended June 30, 2020 for all stock options granted under the 2011 Plan:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value(3) (in thousands)
	(unaudited)
Outstanding at December 31, 2019	533,547	$8.83
Granted	—	$—
Exercised	(3,597)	$3.68
Forfeited	(1,277)	$9.43
Expired	(169,136)	$8.19
Outstanding at June 30, 2020	359,537	$9.17	1.8	$—
Exercisable at June 30, 2020	355,888	$9.18	1.8	$—
Expected to vest after June 30, 2020(1)	3,649	$8.28	3.4	$—
Exercisable as of June 30, 2020 and expected to vest (2)	359,537	$9.17	1.8	$—
(1)This represents the number of unvested options outstanding as of June 30, 2020 that are expected to vest in the future.
(2)This represents the number of vested options as of June 30, 2020 plus the number of unvested options outstanding as of June 30, 2020 that are expected to vest in the future.
(3)The aggregate intrinsic value was calculated based on the positive difference, if any, between the estimated fair value of the Company’s common stock on June 30, 2020 of $4.03 per share, or the date of exercise, as appropriate, and the exercise price of the underlying options.
Unless otherwise determined by the Company’s board of directors, restricted stock units granted under the 2011 Plan generally vest annually over a three- or a four-year period. The following table provides a summary of the Company’s restricted stock unit activity for the 2011 Plan during the six months ended June 30, 2020:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
	(unaudited)
Non-vested at December 31, 2019	320,142	$8.35
Granted	—	$—
Vested	(240,834)	$8.32
Canceled	(27,855)	$8.66
Non-vested at June 30, 2020	51,453	$8.33
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
There were no shares of preferred stock issued or outstanding as of December 31, 2019 and June 30, 2020.
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
During the six months ended June 30, 2020, the Company repurchased a total of approximately $14.4 million of its common stock under the program, of which approximately $7.0 million was repurchased in open market transactions pursuant to a 10b5-1 plan and $7.45 million was repurchased in a privately negotiated transaction with Okumus Fund Management Ltd., as discussed below.
As of June 30, 2020, of the $40.0 million authorized amount, the Company had $25.6 million remaining available under the share repurchase program.
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
12. Accumulated Other Comprehensive Loss
The following table presents the components of accumulated other comprehensive loss:

	Foreign Currency Translation Adjustments	Unrealized (Loss) Gain on Cash Flow Hedge	Total
	(unaudited, in thousands)
Balance at December 31, 2019	$(2,135)	$(1,953)	$(4,088)
Other comprehensive (loss) income	(123)	715	592
Balance at June 30, 2020	$(2,258)	$(1,238)	$(3,496)
13. Revenue
During the three months ended June 30, 2019 and 2020, the Company recognized $278.2 million and $274.0 million of revenue, respectively, the majority of which was derived from contracts with customers. During the six months ended June 30, 2019 and 2020, the Company recognized $558.9 million and $546.2 million, respectively, the majority of which was derived from contracts with customers.
During the three and six months ended June 30, 2019 and 2020, the Company did not incur any impairment or credit losses on any receivables or contract assets arising from the Company’s contracts with customers.
In accordance with ASC 606, the Company disaggregates revenue from contracts with customers based on the timing of revenue recognition. The Company determined that disaggregating revenue into these categories depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. As discussed in Note 18, Segment Information, the Company's business consists of the web presence and digital marketing segments. The following table presents disaggregated revenues by category for the three and six months ended June 30, 2019 and 2020:

	Three Months Ended June 30, 2019
	Web presence	Digital marketing	Total
	(unaudited, in thousands)
Subscription-based revenue
Direct revenue from subscriptions	$147,115	$100,984	$248,099
Professional services	3,180	396	3,576
Reseller revenue	17,705	915	18,620
Total subscription-based revenue	$168,000	$102,295	$270,295

Non-subscription-based revenue
MDF	$2,051	$184	$2,235
Premium domains	4,187	—	4,187
Domain parking and monetization	1,487	—	1,487
Total non-subscription-based revenue	$7,725	$184	$7,909

Total revenue	$175,725	$102,479	$278,204

	Six Months Ended June 30, 2019
	Web presence	Digital marketing	Total
	(unaudited, in thousands)
Subscription-based revenue
Direct revenue from subscriptions	$296,030	$202,294	$498,324
Professional services	6,508	786	7,294
Reseller revenue	35,371	1,793	37,164
Total subscription-based revenue	$337,909	$204,873	$542,782

Non-subscription-based revenue
MDF	$3,937	$346	$4,283
Premium domains	9,054	—	9,054
Domain parking and monetization	2,768	—	2,768
Total non-subscription-based revenue	$15,759	$346	$16,105

Total revenue	$353,668	$205,219	$558,887

	Three Months Ended June 30, 2020
	Web presence	Digital marketing	Total
	(unaudited, in thousands)
Subscription-based revenue
Direct revenue from subscriptions	$148,516	$95,863	$244,379
Professional services	2,884	719	3,603
Reseller revenue	17,278	939	18,217
Total subscription-based revenue	$168,678	$97,521	$266,199

Non-subscription-based revenue
MDF	$1,502	$106	$1,608
Premium domains	4,854	—	4,854
Domain parking and monetization	1,326	—	1,326
Total non-subscription-based revenue	$7,682	$106	$7,788

Total revenue	$176,360	$97,627	$273,987

	Six Months Ended June 30, 2020
	Web presence	Digital marketing	Total
	(unaudited, in thousands)
Subscription-based revenue
Direct revenue from subscriptions	$295,561	$192,186	$487,747
Professional services	6,032	1,289	7,321
Reseller revenue	34,586	1,860	36,446
Total subscription-based revenue	$336,179	$195,335	$531,514

Non-subscription-based revenue
MDF	$3,091	$196	$3,287
Premium domains	8,849	—	8,849
Domain parking and monetization	2,531	—	2,531
Total non-subscription-based revenue	$14,471	$196	$14,667

Total revenue	$350,650	$195,531	$546,181
Subscription-based revenue is primarily recognized over time, when the services are performed, except for third-party products for which the Company acts as an agent. Revenue from third-party products for which the Company acts as an agent is recognized at a point in time, when the revenue is earned.
Revenue, classified by the major geographic areas in which the Company’s customers are located, was as follows for the three and six months ended June 30, 2019 and 2020:

	Three Months Ended June 30, 2019
	Web presence	Digital marketing	Total
	(unaudited, in thousands)
Domestic	$107,884	$94,659	$202,543
International	67,841	7,820	75,661
Total	$175,725	$102,479	$278,204

	Six Months Ended June 30, 2019
	Web presence	Digital marketing	Total
	(unaudited, in thousands)
Domestic	$219,013	$189,472	$408,485
International	134,655	15,747	150,402
Total	$353,668	$205,219	$558,887

	Three Months Ended June 30, 2020
	Web presence	Digital marketing	Total
	(unaudited, in thousands)
Domestic	$108,773	$90,433	$199,206
International	67,587	7,194	74,781
Total	$176,360	$97,627	$273,987

	Six Months Ended June 30, 2020
	Web presence	Digital marketing	Total
	(unaudited, in thousands)
Domestic	$216,224	$180,769	$396,993
International	134,426	14,762	149,188
Total	$350,650	$195,531	$546,181
14. Income Taxes
For the three months ended June 30, 2019 and 2020, the Company recognized a tax expense of $6.2 million and $11.0 million, respectively, in the consolidated statements of operations and comprehensive income (loss). For the six months ended June 30, 2019 and 2020, the Company recognized a tax expense of $7.9 million and $11.7 million, respectively, in the consolidated statements of operations and comprehensive income (loss).
The components of the expense for income taxes consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2020	2019	2020
	(unaudited)
	(in thousands)
Current:
U.S. Federal and State	$1,432	$2,363	$3,622	$3,579
Foreign	1,186	1,746	1,621	2,677
Total current expense	2,618	4,109	5,243	6,256
Deferred:
U.S. Federal and State	3,614	7,006	2,743	5,601
Foreign	(72)	(72)	(107)	(145)
Total deferred (benefit)	3,542	6,934	2,636	5,456
Total expense	$6,160	$11,043	$7,879	$11,712
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
The Company is required to assess its ability to realize its deferred tax assets. Assessing the realization of deferred tax assets requires significant management judgment. In determining whether its deferred tax assets are more likely than not realizable, the Company evaluated all available positive and negative evidence, and weighted the evidence based on its objectivity. Evidence the Company considered included:

•Net operating losses ("NOLs") incurred from the Company’s inception to date
•Expiration of various federal, state and foreign tax attributes
•Reversals of existing temporary differences
•Composition and cumulative amounts of existing temporary differences and
•Current year forecasted profit before tax
After consideration of all positive and negative evidence, the Company believes that it is more likely than not that a portion of its deferred tax assets will not be realized. The Company has recorded a valuation allowance at December 31, 2019 and June 30, 2020 of $44.1 million and $45.1 million, respectively, against its U.S. deferred tax assets. The increase in valuation allowance is primarily due to the change in the timing of when the existing temporary differences are expected to reverse in the future. The Company has recorded a valuation allowance at December 31, 2019 against its foreign deferred tax assets of $6.0 million, of which $3.5 million is in the Netherlands, $1.5 million is in Brazil, and $1.0 million is in various other foreign jurisdictions. The Company has recorded a valuation allowance at June 30, 2020 against its foreign deferred tax assets of $6.1 million, of which $3.3 million is in the Netherlands, $1.8 million is in Brazil, and $1.0 million is in various other foreign jurisdictions.
The CARES Act was enacted on March 27, 2020. The CARES Act is an emergency economic stimulus package that includes spending and tax cuts to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. While the CARES Act provides sweeping tax changes in response to the COVID-19 pandemic, some of the more significant provisions which are expected to impact the Company’s financial statements include increasing the ability to deduct interest expense, as well as amending certain provisions of the previously enacted TCJA. As of June 30, 2020, the Company recognized a benefit of $1.8 million as a component of income tax expense from continuing operations related to the CARES Act. Based on the Company's assessments, the Company anticipates that the CARES Act will allow the Company to defer its 2020 tax payments; defer the payment of the employer portion of its FICA taxes to 2021 and 2022; fully deduct its interest expense for 2019; accelerate a refund of its available alternative minimum tax ("AMT") credits; and increase its permitted level of 2019 federal net operating loss carry-forwards from approximately $26.0 million to $77.0 million. The Company continues to review the tax-related provisions of the CARES Act and its potential impact on the Company.
The Company establishes reserves when the Company believes that certain positions are likely to be challenged despite the Company’s assertion that its tax return positions are fully supportable. The calculation of the Company’s tax liabilities involves significant judgment based on individual facts, circumstances and information available in addition to applying complex tax regulations in various jurisdictions. The Company recognizes, in its consolidated financial statements, the effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The Company has recorded unrecognized tax benefits at December 31, 2019 and June 30, 2020 of $4.7 million and $5.6 million, respectively, that would affect its effective tax rate. The Company does not expect a significant change in the liability for unrecognized tax benefits in the next 12 months.
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
As of December 31, 2019 and June 30, 2020, the Company has recorded interest expense that can be carried forward indefinitely due to provisions of the TCJA, of $114.9 million and $58.4 million, respectively.
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
2020 Restructuring Plan
During the three months ended March 31, 2020, the Company announced plans to eliminate approximately 47 positions, located primarily in Massachusetts, in order to streamline overall operations (the "2020 Restructuring Plan"). During the three and six months ended June 30, 2020, the Company incurred severance costs of $0.0 million and $1.6 million, respectively, paid $0.7 million and $1.1 million, respectively, and had a remaining accrued severance liability of $0.5 million as of June 30, 2020 in connection with the 2020 Restructuring Plan. The Company expects to complete severance payments related to the 2020 Restructuring Plan during the year ending December 31, 2020.
2019 Restructuring Plan
In January 2019, the Company announced plans to eliminate approximately 40 positions located primarily in the southwest United States, and further consolidate a Massachusetts facility, in order to streamline operations and create operational efficiencies (the "2019 Restructuring Plan"). During the three months ended March 31, 2020, the Company completed severance payments related to the 2019 Restructuring Plan and had no remaining accrued severance liability as of June 30, 2020.
In connection with the 2019 Restructuring Plan, the Company reduced the amount of space leased for an office in Massachusetts. During the three and six months ended June 30, 2020, the Company incurred facility exit costs of $0.0 million and $0.0 million, respectively, and paid $0.1 million and $0.1 million, respectively. The Company had a remaining facility exit cost accrual of $1.1 million as of June 30, 2020 in connection with the 2019 Restructuring Plan.
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
In connection with the 2018 Restructuring Plan, the Company closed offices in Ohio. During the three and six months ended June 30, 2020, the Company incurred no facility charges and made payments of $0.0 million, and $0.0 million, respectively. The Company had a remaining accrued facility liability of $0.1 million as of June 30, 2020 in connection with the 2018 Restructuring Plan.
Activity of Combined Restructuring Plans
The following table provides a summary of the aggregate activity for the six months ended June 30, 2020 related to the severance accrual for the Company’s combined restructuring plans:

Employee Severance
(unaudited, in thousands)
Balance at December 31, 2019	$44
Severance charges	1,646
Cash paid	(1,151)
Balance at June 30, 2020	$539
The following table provides a summary of the aggregate activity for the six months ended June 30, 2020 related to the facilities exit accrual for the Company’s combined restructuring plans:

Facilities
(unaudited, in thousands)
Balance at December 31, 2019	$2,369
Facility charges	70
Sublease income received	85
Cash paid	(482)
Balance at June 30, 2020	$2,042
The following table presents restructuring charges recorded in the consolidated statements of operations and comprehensive income (loss) for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2020	2019	2020
	(unaudited, in thousands)
Cost of revenue	$156	$6	$1,423	$148
Sales and marketing	4	6	224	575
Engineering and development	7	18	421	464
General and administrative	16	4	130	529
Total restructuring charges	$183	$34	$2,198	$1,716
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
As previously disclosed, the Company was named as a defendant in a shareholder litigation matter. On February 9, 2016, the Company acquired all of the outstanding shares of common stock of Constant Contact. On August 7, 2015, a purported class action lawsuit, William McGee v. Constant Contact, Inc., et al., was filed in the United States District Court for the District of Massachusetts against Constant Contact and two of its former officers. An amended complaint, which named an additional former officer as a defendant, was filed December 19, 2016. The lawsuit asserted claims under Sections 10(b) and 20(a) of the Exchange Act, and was premised on allegedly false and/or misleading statements, and non-disclosure of material facts, regarding Constant Contact’s business, operations, prospects and performance during the proposed class period of October 23, 2014 to July 23, 2015. The parties subsequently agreed to settle the matter on a class wide basis. On May 27, 2020, the court certified a settlement class and approved the settlement. The period in which a settlement class member could appeal that order lapsed without any class members filing an appeal, and the court's order is now final. The Company's contribution to the settlement pool was equal to the $1.5 million it reserved for this matter during the year ended December 31, 2018.
17. Related Party Transactions
The Company has various agreements in place with related parties. Below are details of significant related party transactions that occurred during the six months ended June 30, 2019 and 2020.
SiteLock, LLC:
The Company has an agreement with SiteLock, LLC ("SiteLock"), which provides multi-layered third-party security and website performance applications that are sold by the Company. During the six months ended June 30, 2020, a director of the Company continued to hold a material financial interest in SiteLock.
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
The following table presents the amounts of related party transactions recorded in the consolidated statements of operations and comprehensive income (loss) for the periods presented relating to the Company's agreement with SiteLock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2020	2019	2020
	(unaudited, in thousands)
Revenue	$(1,440)	$(920)	$(2,740)	$(1,840)
Revenue (contra)	1,890	1,830	3,990	3,370
Total related party transaction impact to revenue	$450	$910	$1,250	$1,530
Cost of revenue	170	85	320	175
Total related party transaction expense, net	$620	$995	$1,570	$1,705
As of December 31, 2019 and June 30, 2020, no amounts were included in prepaid expenses and other current assets relating to the Company’s agreement with SiteLock.
As of December 31, 2019 and June 30, 2020, approximately $0.4 million and $0.7 million, respectively, was included in accounts payable and accrued expense relating to the Company’s agreement with SiteLock.
As of December 31, 2019 and June 30, 2020, approximately $0.3 million and $0.3 million, respectively, was included in accounts receivable relating to the Company’s agreement with SiteLock.
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
The accounting policies of each segment are the same as those described in the summary of significant accounting policies; please refer to Note 2, Summary of Significant Accounting Policies, for further details. The Company recast the comparative information for the three and six months ended June 30, 2019 to conform with the two-segment presentation. The following tables contain financial information for each reportable segment for the three and six months ended June 30, 2019 and 2020:

	Three Months Ended June 30, 2019
	Web presence	Digital marketing	Total
	(unaudited, in thousands)
Revenue	$175,725	$102,479	$278,204
Gross profit	$65,028	$73,589	$138,617

Net (loss) income	$(30,392)	$4,164	$(26,228)
Interest expense, net(1)	17,613	19,110	36,723
Income tax expense	3,891	2,269	6,160
Depreciation	8,670	2,229	10,899
Amortization of other intangible assets	9,941	11,408	21,349
Stock-based compensation	6,132	3,222	9,354
Restructuring expenses	160	23	183
Gain on sale of intangible assets	—	—	—
Gain on sale of business	—	—	—
Transaction expenses and charges	—	—	—
Impairment of goodwill and other long-lived assets	17,892	—	17,892
Shareholder litigation reserve	—	—	—
Adjusted EBITDA	$33,907	$42,425	$76,332

	Six Months Ended June 30, 2019
	Web presence	Digital marketing	Total
	(unaudited, in thousands)
Revenue	$353,668	$205,219	$558,887
Gross profit	$147,810	$147,636	$295,446

Net (loss) income	$(39,818)	$10,102	$(29,716)
Interest expense, net(1)	37,142	36,504	73,646
Income tax expense	4,982	2,897	7,879
Depreciation	17,552	4,553	22,105
Amortization of other intangible assets	19,778	22,691	42,469
Stock-based compensation	12,065	6,305	18,370
Restructuring expenses	821	1,377	2,198
Gain on sale of intangible assets	—	—	—
Gain on sale of business	—	—	—
Transaction expenses and charges	—	—	—
Impairment of goodwill and other long-lived assets	17,892	—	17,892
Shareholder litigation reserve	—	—	—
Adjusted EBITDA	$70,414	$84,429	$154,843

	Three Months Ended June 30, 2020
	Web presence	Digital marketing	Total
	(unaudited, in thousands)
Revenue	$176,360	$97,627	$273,987
Gross profit	$88,594	$72,328	$160,922

Net (loss) income	$(2,016)	$6,614	$4,598
Interest expense, net(1)	14,866	16,158	31,024
Income tax expense	7,108	3,935	11,043
Depreciation	10,364	2,382	12,746
Amortization of other intangible assets	7,561	9,721	17,282
Stock-based compensation	6,320	3,275	9,595
Restructuring expenses	—	34	34
Gain on sale of intangible assets	(2,365)	—	(2,365)
Gain on sale of business	—	—	—
Transaction expenses and charges	—	—	—
Impairment of goodwill and other long-lived assets	—	—	—
Shareholder litigation reserve	—	—	—
Adjusted EBITDA	$41,838	$42,119	$83,957

	Six Months Ended June 30, 2020
	Web presence	Digital marketing	Total
	(unaudited, in thousands)
Revenue	$350,650	$195,531	$546,181
Gross profit	$172,736	$144,116	$316,852

Net (loss) income	$(9,250)	$11,604	$2,354
Interest expense, net(1)	30,470	33,118	63,588
Income tax expense	7,536	4,176	11,712
Depreciation	20,787	4,655	25,442
Amortization of other intangible assets	15,151	19,442	34,593
Stock-based compensation	12,910	6,521	19,431
Restructuring expenses	1,032	684	1,716
Gain on sale of intangible assets	(2,365)	—	(2,365)
Gain on sale of business	—	—	—
Transaction expenses and charges	—	—	—
Impairment of goodwill and other long-lived assets	—	—	—
Shareholder litigation reserve	—	—	—
Adjusted EBITDA	$76,271	$80,200	$156,471

1.Interest expense includes impact of amortization of deferred financing costs, original issue discounts and interest income.
19. Subsequent Events
The Company evaluated all subsequent events occurring through August 6, 2020 to determine if any such events should be reflected in these consolidated financial statements. There were no material recognized subsequent events recorded in the June 30, 2020 consolidated financial statements.

On July 30, 2020, the Company entered into a definitive merger agreement with WaJao, Inc. (doing business as Retention Science) ("ReSci"). Under the terms of the definitive merger agreement, the Company will acquire 100% of the equity interest in ReSci for approximately $35.0 million, consisting of $17.5 million to be paid in cash upon close, and the remaining $17.5 million to be paid in a combination of deferred consideration and earnouts over the next three years. The closing of the transaction is subject to customary closing conditions and is expected to close on or before August 15, 2020. ReSci is a provider of artificial intelligence ("AI") driven e-commerce email marketing services.
20. Supplemental Guarantor Financial Information
In February 2016, EIG Investors (the “Issuer”) issued $350.0 million aggregate principal amount of its 10.875% Senior Notes due 2024 (see Note 9, Notes Payable), which it exchanged for new 10.875% Senior Notes due 2024 pursuant to a registration statement on Form S-4. The registered exchange offer for the Senior Notes was completed on January 30, 2017. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by Holdings, the Issuer, and the following wholly-owned subsidiaries: EIG, Bluehost Inc., FastDomain Inc., Domain Name Holding Company, Inc., Endurance International Group – West, Inc., HostGator.com LLC, A Small Orange, LLC, Constant Contact, and P.D.R Solutions (U.S.) LLC (collectively, the “Subsidiary Guarantors”), subject to certain customary guarantor release conditions. Holdings’ other domestic subsidiaries and its foreign subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) have not guaranteed the Senior Notes.
SinglePlatform, LLC ceased being a Subsidiary Guarantor on December 5, 2019 due to the Company's sale of the SinglePlatform business, including SinglePlatform, LLC.
The following tables present supplemental condensed consolidating balance sheet information of Holdings (“Parent”), the Issuer, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries as of December 31, 2019 and June 30, 2020, and supplemental condensed consolidating results of operations for the three and six months ended June 30, 2019 and 2020:

Condensed Consolidating Balance Sheets
December 31, 2019
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$195	$1	$80,642	$30,427	$—	$111,265
Restricted cash	—	—	1,732	—	—	1,732
Accounts receivable	—	—	8,762	1,462	—	10,224
Prepaid domain name registry fees	—	—	48,943	6,294	—	55,237
Prepaid commissions	—	—	37,910	525	—	38,435
Prepaid expenses and other current assets	—	90	26,847	3,756	—	30,693
Total current assets	195	91	204,836	42,464	—	247,586
Intercompany receivables—net	32,845	172,807	(87,398)	(118,254)	—	—
Property and equipment—net	—	—	72,751	13,174	—	85,925
Operating lease right-of-use assets	—	—	86,111	4,408	—	90,519
Goodwill	—	—	1,677,587	157,723	—	1,835,310
Other intangible assets—net	—	—	243,994	1,008	—	245,002
Investment in subsidiaries	163,934	1,693,565	61,023	—	(1,918,522)	—
Prepaid commissions, net of current portion	—	—	48,289	491	—	48,780
Other assets	—	1,784	27,215	1,965	—	30,964
Total assets	$196,974	$1,868,247	$2,334,408	$102,979	$(1,918,522)	$2,584,086
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$—	$—	$9,474	$580	$—	$10,054
Accrued expenses and other current liabilities	20	23,554	59,695	7,141	—	90,410
Deferred revenue	—	—	345,116	24,359	—	369,475
Operating lease liabilities—short term	—	—	18,513	2,680	—	21,193
Current portion of notes payable	—	31,606	—	—	—	31,606
Current portion of financed equipment	—	—	790	—	—	790
Deferred consideration—short term	—	—	2,201	—	—	2,201
Total current liabilities	20	55,160	435,789	34,760	—	525,729
Deferred revenue—long term	—	—	94,471	5,181	—	99,652
Operating lease liabilities—long term	—	—	76,166	1,985	—	78,151
Notes payable	—	1,649,867	—	—	—	1,649,867
Other long-term liabilities	—	(714)	34,417	30	—	33,733
Total liabilities	20	1,704,313	640,843	41,956	—	2,387,132
Equity	196,954	163,934	1,693,565	61,023	(1,918,522)	196,954
Total liabilities and stockholders' equity	$196,974	$1,868,247	$2,334,408	$102,979	$(1,918,522)	$2,584,086

Condensed Consolidating Balance Sheets
June 30, 2020
(unaudited, in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1,844	$1	$109,435	$37,913	$—	$149,193
Restricted cash	—	—	1,632	—	—	1,632
Accounts receivable	—	—	8,964	1,770	—	10,734
Prepaid domain name registry fees	—	—	51,118	6,598	—	57,716
Prepaid commissions	—	—	39,277	602	—	39,879
Prepaid expenses and other current assets	—	23	28,255	3,730	—	32,008
Total current assets	1,844	24	238,681	50,613	—	291,162
Intercompany receivables—net	15,882	77,211	36,665	(129,758)	—	—
Property and equipment—net	—	—	78,727	12,297	—	91,024
Operating lease right-of-use assets	—	—	76,508	2,889	—	79,397
Goodwill	—	—	1,677,586	157,099	—	1,834,685
Other intangible assets, net	—	—	209,302	742	—	210,044
Investment in subsidiaries	187,211	1,789,400	56,507	—	(2,033,118)	—
Prepaid commissions, net of current portion	—	—	57,683	584	—	58,267
Other assets	—	1,408	28,032	2,183	—	31,623
Total assets	$204,937	$1,868,043	$2,459,691	$96,649	$(2,033,118)	$2,596,202
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$—	$—	$14,683	$451	$—	$15,134
Accrued expenses and other current liabilities	20	21,647	63,748	7,449	—	92,864
Deferred revenue	—	—	358,450	24,039	—	382,489
Operating lease liabilities—short term	—	—	17,401	1,374	—	18,775
Current portion of notes payable	—	31,606	—	—	—	31,606
Current portion of financed equipment	—	—	4,017	—	—	4,017
Deferred consideration—short term	—	—	746	—	—	746
Total current liabilities	20	53,253	459,045	33,313	—	545,631
Deferred revenue—long term	—	—	98,940	5,083	—	104,023
Operating lease liabilities—long term	—	—	68,078	1,668	—	69,746
Notes payable	—	1,628,060	—	—	—	1,628,060
Financed equipment, long-term	—	—	401	—	—	401
Other long-term liabilities	—	(483)	43,831	76	—	43,424
Total liabilities	20	1,680,830	670,295	40,140	—	2,391,285
Equity	204,917	187,213	1,789,396	56,509	(2,033,118)	204,917
Total liabilities and stockholders' equity	$204,937	$1,868,043	$2,459,691	$96,649	$(2,033,118)	$2,596,202

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Three Months Ended June 30, 2019
(unaudited, in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$266,013	$15,270	$(3,079)	$278,204
Cost of revenue (including impairment of $17,892)	—	—	132,230	10,436	(3,079)	139,587
Gross profit	—	—	133,783	4,834	—	138,617
Operating expense:
Sales and marketing	—	—	61,568	3,922	—	65,490
Engineering and development	—	—	22,915	2,433	—	25,348
General and administrative	824	58	29,563	679	—	31,124
Total operating expense	824	58	114,046	7,034	—	121,962
(Loss) income from operations	(824)	(58)	19,737	(2,200)	—	16,655
Interest expense and other income—net	—	36,807	58	(142)	—	36,723
(Loss) income before income taxes and equity earnings of unconsolidated entities	(824)	(36,865)	19,679	(2,058)	—	(20,068)
Income tax (benefit) expense	—	(8,774)	13,884	1,050	—	6,160
(Loss) income before equity earnings of unconsolidated entities	(824)	(28,091)	5,795	(3,108)	—	(26,228)
Equity loss (income) of unconsolidated entities, net of tax	25,404	(2,689)	3,108	—	(25,823)	—
Net (loss) income	$(26,228)	$(25,402)	$2,687	$(3,108)	$25,823	$(26,228)
Comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	348	—	348
Unrealized gain (loss) on cash flow hedge, net of taxes	—	110	—	—	—	110
Total comprehensive (loss) income	$(26,228)	$(25,292)	$2,687	$(2,760)	$25,823	$(25,770)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Six Months Ended June 30, 2019
(unaudited, in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$534,472	$30,863	$(6,448)	$558,887
Cost of revenue (including impairment of $17,892)	—	—	249,262	20,627	(6,448)	263,441
Gross profit	—	—	285,210	10,236	—	295,446
Operating expense:
Sales and marketing	—	—	125,306	6,772	—	132,078
Engineering and development	—	—	44,517	4,525	—	49,042
General and administrative	824	116	60,614	963	—	62,517
Total operating expense	824	116	230,437	12,260	—	243,637
(Loss) income from operations	(824)	(116)	54,773	(2,024)	—	51,809
Interest expense and other income—net	—	73,851	72	(277)	—	73,646
(Loss) income before income taxes and equity earnings of unconsolidated entities	(824)	(73,967)	54,701	(1,747)	—	(21,837)
Income tax (benefit) expense	—	(17,604)	24,033	1,450	—	7,879
(Loss) income before equity earnings of unconsolidated entities	(824)	(56,363)	30,668	(3,197)	—	(29,716)
Equity loss (income) of unconsolidated entities, net of tax	28,892	(27,473)	3,197	—	(4,616)	—
Net (loss) income	$(29,716)	$(28,890)	$27,471	$(3,197)	$4,616	$(29,716)
Comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	(53)	—	(53)
Unrealized gain (loss) on cash flow hedge, net of taxes	—	(851)	—	—	—	(851)
Total comprehensive (loss) income	$(29,716)	$(29,741)	$27,471	$(3,250)	$4,616	$(30,620)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Three Months Ended June 30, 2020
(unaudited, in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$263,355	$14,383	$(3,751)	$273,987
Cost of revenue	—	—	105,516	11,300	(3,751)	113,065
Gross profit	—	—	157,839	3,083	—	160,922
Operating expense:
Sales and marketing	—	—	60,812	2,250	—	63,062
Engineering and development	—	—	21,726	2,933	—	24,659
General and administrative	415	61	28,787	(362)	—	28,901
Gain on sale of intangible assets	—	—	(2,365)	—	—	(2,365)
Total operating expense	415	61	108,960	4,821	—	114,257
(Loss) income from operations	(415)	(61)	48,879	(1,738)	—	46,665
Interest expense and other income—net	—	31,070	78	(124)	—	31,024
(Loss) income before income taxes and equity earnings of unconsolidated entities	(415)	(31,131)	48,801	(1,614)	—	15,641
Income tax (benefit) expense	—	(7,409)	16,948	1,504	—	11,043
(Loss) income before equity earnings of unconsolidated entities	(415)	(23,722)	31,853	(3,118)	—	4,598
Equity (income) loss of unconsolidated entities, net of tax	(5,013)	(28,735)	3,119	—	30,629	—
Net income (loss)	$4,598	$5,013	$28,734	$(3,118)	$(30,629)	$4,598
Comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	434	—	434
Unrealized gain (loss) on cash flow hedge, net of taxes	—	343	—	—	—	343
Total comprehensive income (loss)	$4,598	$5,356	$28,734	$(2,684)	$(30,629)	$5,375

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Six Months Ended June 30, 2020
(unaudited, in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$523,934	$29,947	$(7,700)	$546,181
Cost of revenue	—	—	213,941	23,088	(7,700)	229,329
Gross profit	—	—	309,993	6,859	—	316,852
Operating expense:
Sales and marketing	—	—	126,459	3,794	—	130,253
Engineering and development	—	—	45,637	5,896	—	51,533
General and administrative	897	122	59,947	(1,189)	—	59,777
Gain on sale of intangible assets	—	—	(2,365)	—	—	(2,365)
Total operating expense	897	122	229,678	8,501	—	239,198
(Loss) income from operations	(897)	(122)	80,315	(1,642)	—	77,654
Interest expense and other income—net	—	63,616	198	(226)	—	63,588
(Loss) income before income taxes and equity earnings of unconsolidated entities	(897)	(63,738)	80,117	(1,416)	—	14,066
Income tax (benefit) expense	—	(15,168)	24,717	2,163	—	11,712
(Loss) income before equity earnings of unconsolidated entities	(897)	(48,570)	55,400	(3,579)	—	2,354
Equity (income) loss of unconsolidated entities, net of tax	(3,251)	(51,823)	3,581	—	51,493	—
Net income (loss)	$2,354	$3,253	$51,819	$(3,579)	$(51,493)	$2,354
Comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	(123)	—	(123)
Unrealized gain (loss) on cash flow hedge, net of taxes	—	715	—	—	—	715
Total comprehensive income (loss)	$2,354	$3,968	$51,819	$(3,702)	$(51,493)	$2,946

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
Overview
We are a leading provider of cloud-based platform solutions designed to help small- and medium-sized businesses, or SMBs, succeed online. We serve approximately 4.9 million subscribers globally with a range of products and services that help SMBs get online, get found and grow their businesses. In addition to for-profit businesses, our subscribers include non-profit organizations, community groups, bloggers, and hobbyists. Although we provide our solutions through a number of brands, we are focusing our marketing, engineering and product development efforts on a small number of strategic assets, including our Constant Contact, Bluehost, HostGator, and Domain.com brands.
We report our financial results in two segments, web presence and digital marketing.
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
The web presence segment includes our former domain segment, which was consolidated into the web presence segment beginning with the quarter ended March 31, 2020. We have recast the comparative information for the three and six months ended June 30, 2019 to conform with the two-segment presentation.
Our financial results for the second quarter and first half of 2020 reflected an increase in net income, a decrease in revenue and an increase in net cash provided by operating activities compared to the second quarter and first half of 2019. Year over year changes in revenue, net (loss) income and net cash provided by operating activities are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2020	2019	2020
	(in thousands)
Revenue	$278,204	$273,987	$558,887	$546,181
Net (loss) income	$(26,228)	$4,598	$(29,716)	$2,354
Net cash provided by operating activities	$59,680	$67,753	$74,729	$102,663
•Revenue for the three months ended June 30, 2020 decreased by 2% as compared to the three months ended June 30, 2019, due to a revenue decline in our digital marketing segment resulting from the sale of SinglePlatform, which occurred in December 2019. Excluding the $6.8 million revenue contribution of SinglePlatform from the three months ended June 30, 2019, digital marketing grew 2% year-over-year, and consolidated revenue grew 1% year over year.

•Net (loss) income improved from a loss of $26.2 million for the three months ended June 30, 2019 to net income of $4.6 million for the three months ended June 30, 2020. This was primarily due to an impairment charge of $17.9 million in the second quarter of 2019, which was attributable to certain premium domain name intangible assets which were adversely affected by ongoing market conditions; a $5.7 million decrease in interest expense; a $4.0 million decrease in amortization expense; and a $2.4 million gain from the sale of certain intangible assets in the second quarter of 2020. These factors were partially offset by lower revenue, higher income tax expense, and higher depreciation.
•Net cash provided by operating activities increased from $59.7 million for the three months ended June 30, 2019 to $67.8 million for the three months ended June 30, 2020. This increase was the result of a $10.5 million increase in our deferred revenue balance due to higher billings; lower expenses, including a $4.9 million decrease in interest payments due to lower debt balances and lower interest rates; and the timing of certain payments. These factors were partially offset by higher payments for taxes in the second quarter of 2020 as compared to the second quarter of 2019.
•Revenue for the six months ended June 30, 2020 decreased by 2% as compared to the six months ended June 30, 2019 due to revenue declines in both the web presence and digital marketing segments. The decline in our digital marketing segment was due to the sale of SinglePlatform, which contributed $13.9 million of revenue in the six months ended June 30, 2019. Excluding the $13.9 million revenue contribution of SinglePlatform from the six months ended June 30, 2019, digital marketing grew 2% year-over-year, and consolidated revenue grew 0.2% year over year.
•Net (loss) income improved from a loss of $29.7 million for the six months ended June 30, 2019 to net income of $2.4 million for the six months ended June 30, 2020. This was due primarily to an impairment charge of $17.9 million in the second quarter of 2019, which was attributable to certain premium domain name intangible assets which were adversely affected by ongoing market conditions; a $10.1 million decrease in interest expense; a $7.9 million decrease in amortization expense; and a $2.4 million gain from the sale of certain intangible assets in the second quarter of 2020. These factors were partially offset by lower revenue, higher income tax expense, and higher depreciation.
•Net cash provided by operating activities increased from $74.7 million for the six months ended June 30, 2019 to $102.7 million for the six months ended June 30, 2020. This increase was the result of a $13.0 million increase in our deferred revenue balance due to higher billings; lower expenses, including a $9.7 million decrease in interest payments due to lower debt balances and lower interest rates; a $5.8 million payment made in the first half of 2019 to settle a securities class action lawsuit; and the timing of certain payments. These factors were partially offset by higher payments for taxes in the first half of 2020 as compared to the first half of 2019.
Our total subscriber base as of June 30, 2020 reflected an increase during the three and six months ended June 30, 2020. Our non-strategic brands continue to lose subscribers, but for the three and six months ended June 30, 2020, net subscriber additions from our strategic brands, in the aggregate, outpaced losses in our non-strategic brands. Our non-strategic brands are principally web hosting brands, but also include our cloud backup brands and certain other products that we launched in late 2015 and early 2016, but have either discontinued or no longer actively market. Subscriber counts are decreasing in these brands, and we are managing them to optimize cash flow rather than to acquire new subscribers.
We are closely monitoring the impact of the COVID-19 pandemic on our business. To date, we believe that the pandemic has contributed to increased demand for our products and services, since many SMBs have moved more of their business online due to COVID-19 related lockdowns and other restrictions. However, we cannot predict whether and to what extent this level of demand will continue. We continue to execute our 2020 operating plan, which is focused on delivering increased value to customers of our key strategic brands by investing in engineering and development to improve the customer experience and expand product offerings. We are tracking our liquidity closely, and believe we have adequate liquidity resources available to manage COVID-19 impacts and to continue to move our 2020 operating plan forward. Please see "Liquidity and Capital Resources" below and the risk factors disclosed in Part II, Item IA of this Quarterly Report on Form 10-Q for further discussion of the impact of COVID-19.
Recent Developments
On July 30, 2020, we entered into a definitive merger agreement with WaJao, Inc. (doing business as Retention Science) ("ReSci"). Under the terms of the definitive merger agreement, we will acquire 100% of the equity interest in ReSci for approximately $35.0 million, consisting of $17.5 million to be paid in cash upon close, and the remaining $17.5 million to be paid in a combination of deferred consideration and earnouts over the next three years. The closing of the transaction is subject to customary closing conditions and is expected to close on or before August 15, 2020. ReSci is a provider of artificial intelligence (AI) driven e-commerce email marketing services.
Key Metrics

We use a number of metrics, including the following key metrics, to evaluate the operating and financial performance of our business, identify trends affecting our business, develop projections and make strategic business decisions:
•total subscribers
•average revenue per subscriber, or ARPS
•adjusted EBITDA
•free cash flow
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
The following table summarizes our key metrics (except for free cash flow, which is discussed in Liquidity and Capital Resources below) by segment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2020	2019	2020
	(in thousands, except ARPS)
Consolidated metrics:
Total subscribers	4,769	4,877	4,769	4,877
Average subscribers for the period	4,776	4,828	4,786	4,821
ARPS	$19.42	$18.92	$19.46	$18.88
Adjusted EBITDA	$76,332	$83,957	$154,843	$156,471

Web presence segment metrics:
Total subscribers	4,277	4,405	4,277	4,405
Average subscribers for the period	4,283	4,357	4,292	4,351
ARPS	$13.68	$13.49	$13.73	$13.43
Adjusted EBITDA	$33,907	$41,838	$70,414	$76,271

Digital marketing segment metrics:
Total subscribers	492	472	492	472
Average subscribers for the period	493	471	494	470
ARPS	$69.28	$69.00	$69.21	$69.29
Adjusted EBITDA	$42,425	$42,119	$84,429	$80,200
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
The table below provides additional detail on changes in our total subscriber count by segment for the twelve-month period ending on June 30, 2020:

	Web presence	Digital marketing	Total
	# Subscribers	# Subscribers	# Subscribers
	(in thousands)
Total Subscribers - June 30, 2019	4,277	492	4,769
Adjustments	(2)	1	(1)
Acquisitions	—	1	1
Dispositions	—	(23)	(23)
Net subscriber increase (decrease)	130	1	131
Total Subscribers - June 30, 2020	4,405	472	4,877
The increase in total subscribers from 4.769 million at June 30, 2019 to 4.877 million at June 30, 2020 was driven primarily by increases in our strategic hosting, international, and domain-focused brands. These increases were partially offset by decreases in our non-strategic brands, and by a decrease of approximately 23,000 subscribers due to the SinglePlatform sale in December 2019.
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
The following table reflects the calculation of ARPS by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2020	2019	2020
	(in thousands, except ARPS)
Consolidated revenue	$278,204	$273,987	$558,887	$546,181
Consolidated total subscribers	4,769	4,877	4,769	4,877
Consolidated average subscribers for the period	4,776	4,828	4,786	4,821
Consolidated ARPS	$19.42	$18.92	$19.46	$18.88

Web presence revenue	$175,725	$176,360	$353,668	$350,650
Web presence subscribers	4,277	4,405	4,277	4,405
Web presence average subscribers for the period	4,283	4,357	4,292	4,351
Web presence ARPS	$13.68	$13.49	$13.73	$13.43

Digital marketing revenue	$102,479	$97,627	$205,219	$195,531
Digital marketing subscribers	492	472	492	472
Digital marketing average subscribers for the period	493	471	494	470
Digital marketing ARPS	$69.28	$69.00	$69.21	$69.29

ARPS does not represent an exact measure of the average amount a subscriber spends with us each month, because our calculation of ARPS includes all of our revenue, including revenue generated by non-subscribers, in the numerator. We have three principal sources of non-subscription-based revenue:
•Revenue from domain-only customers. Our web presence segment earns revenue from domain-only customers. For the six months ended June 30, 2020, approximately 1% of our revenue was earned from domain-only customers.
•Domain monetization revenue. This consists principally of revenue from our BuyDomains brand, which provides premium domain name products and services, and, to a lesser extent, revenue from advertisements placed on unused domains (often referred to as “parked” pages) owned by us or our customers. All of this revenue is associated with our web presence segment.
•Revenue from marketing development funds. Marketing development funds are the amounts that certain of our partners pay us to assist in and incentivize our marketing of their products.
A portion of our revenue is generated from customers that resell our services. We refer to these customers as “resellers.” We consider these resellers (rather than the end user customers of these resellers) to be subscribers under our total subscribers definition, because we do not have a billing relationship with the end users and cannot determine the number of end users acquiring our services through a reseller. A majority of our reseller revenue is for the purchase of domains and is primarily related to our web presence segment. Reseller revenue earned by our web presence segment and digital marketing segment was approximately 10% and less than 1%, respectively, for all periods presented, and fluctuations in reseller revenue have not materially impacted ARPS for those segments.
ARPS may be impacted by changes in the amount of non-subscription-based revenue and reseller activity from period to period. These changes primarily affect our domain-focused offerings, which were previously included in our former domain segment.
Comparison of Three Months Ended June 30, 2019 and 2020: ARPS
For the three months ended June 30, 2019 and 2020, consolidated ARPS decreased from $19.42 to $18.92, respectively. This decrease in ARPS was driven by decreases in ARPS in both our web presence and digital marketing segments.
Web presence ARPS decreased from $13.68 for the three months ended June 30, 2019 to $13.49 for the three months ended June 30, 2020. This decrease was primarily the result of new subscriber additions in our domain-focused and international brands, which generally have lower ARPS, particularly for introductory pricing (which is typically lower than renewal pricing). In addition, non-subscription-based revenue remained relatively flat at approximately $7.7 million for the three months ended June 30, 2019 and at approximately $7.7 million for the three months ended June 30, 2020, causing ARPS to decrease by $0.02.
Digital marketing ARPS decreased from $69.28 for the three months ended June 30, 2019 to $69.00 for the three months ended June 30, 2020. This decrease was primarily due to the impact of the sale of SinglePlatform, which contributed $6.8 million of revenue in the three months ended June 30, 2019.
Comparison of Six Months Ended June 30, 2019 and 2020: ARPS
For the six months ended June 30, 2019 and 2020, consolidated ARPS decreased from $19.46 to $18.88, respectively. This decrease in ARPS was driven primarily by a decrease in ARPS from our web presence segment, partially offset by a slight increase in ARPS in our digital marketing segment.
Web presence ARPS decreased from $13.73 for the six months ended June 30, 2019 to $13.43 for the six months ended June 30, 2020. This decrease was primarily the result of new subscriber additions in our domain-focused and international brands, which generally have lower ARPS, particularly for introductory pricing. In addition, non-subscription-based revenue decreased from $15.8 million for the six months ended June 30, 2019 to $14.5 million for the six months ended June 30, 2020, which caused ARPS to decrease by $0.05.
Digital marketing ARPS increased from $69.21 for the six months ended June 30, 2019 to $69.29 for the six months ended June 30, 2020. This increase was due to increased purchases from existing subscribers, which more than offset the decrease in revenue from the sale of SinglePlatform, which contributed $13.9 million of revenue in the six months ended June 30, 2019.
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss), excluding the impact of interest expense (net), income tax expense (benefit), depreciation, amortization of other intangible assets, stock-based compensation, restructuring expenses, gain on sale of intangible assets, gain on sale of business, transaction expenses and charges, (gain) loss of unconsolidated entities, impairment of goodwill and other long-lived assets, and shareholder litigation reserve. We view adjusted EBITDA as a performance measure and believe it helps investors evaluate and compare our core operating performance from period to period.
The following table reflects the reconciliation of net (loss) income calculated in accordance with GAAP to adjusted EBITDA for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2020	2019	2020
	(in thousands)
Consolidated
Net (loss) income	$(26,228)	$4,598	$(29,716)	$2,354
Interest expense, net(1)	36,723	31,024	73,646	63,588
Income tax expense	6,160	11,043	7,879	11,712
Depreciation	10,899	12,746	22,105	25,442
Amortization of other intangible assets	21,349	17,282	42,469	34,593
Stock-based compensation	9,354	9,595	18,370	19,431
Restructuring expenses	183	34	2,198	1,716
Gain on sale of intangible assets	—	(2,365)	—	(2,365)
Gain on sale of business	—	—	—	—
Transaction expenses and charges	—	—	—	—
Impairment of goodwill and other long-lived assets	17,892	—	17,892	—
Shareholder litigation reserve	—	—	—	—
Adjusted EBITDA	$76,332	$83,957	$154,843	$156,471

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2020	2019	2020
Web presence	(in thousands)
Net loss	$(30,392)	$(2,016)	$(39,818)	$(9,250)
Interest expense, net(1)	17,613	14,866	37,142	30,470
Income tax expense	3,891	7,108	4,982	7,536
Depreciation	8,670	10,364	17,552	20,787
Amortization of other intangible assets	9,941	7,561	19,778	15,151
Stock-based compensation	6,132	6,320	12,065	12,910
Restructuring expenses	160	—	821	1,032
Gain on sale of intangible assets	—	(2,365)	—	(2,365)
Gain on sale of business	—	—	—	—
Transaction expenses and charges	—	—	—	—
Impairment of goodwill and other long-lived assets	17,892	—	17,892	—
Shareholder litigation reserve	—	—	—	—
Adjusted EBITDA	$33,907	$41,838	$70,414	$76,271

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2020	2019	2020
Digital marketing	(in thousands)
Net income	$4,164	$6,614	$10,102	$11,604
Interest expense, net(1)	19,110	16,158	36,504	33,118
Income tax expense	2,269	3,935	2,897	4,176
Depreciation	2,229	2,382	4,553	4,655
Amortization of other intangible assets	11,408	9,721	22,691	19,442
Stock-based compensation	3,222	3,275	6,305	6,521
Restructuring expenses	23	34	1,377	684

Gain on sale of intangible assets	—	—	—	—
Gain on sale of business	—	—	—	—
Transaction expenses and charges	—	—	—	—
Impairment of goodwill and other long-lived assets	—	—	—	—
Shareholder litigation reserve	—	—	—	—
Adjusted EBITDA	$42,425	$42,119	$84,429	$80,200
(1)Interest expense includes impact of amortization of deferred financing costs, original issue discounts and interest income.
Comparison of the Three Months Ended June 30, 2019 and 2020: Net Income (Loss) and Adjusted EBITDA
Net income on a consolidated basis improved from a loss of $26.2 million for the three months ended June 30, 2019 to income of $4.6 million for the three months ended June 30, 2020. The primary factors driving this improvement were the following: a $17.9 million impairment charge relating to certain domain-related intangible assets which was recognized in the second quarter of 2019; a $6.1 million reduction in costs impacting cost of revenue; a $5.7 million reduction in interest expense; a $4.1 million reduction of amortization expense; a $3.0 million reduction in costs impacting general and administrative expense; and a $2.4 million gain on the sale of intangible assets which was recognized in the second quarter of 2020. These factors were partially offset by higher income tax expense of $4.9 million; lower revenue of $4.2 million, mostly due to the sale of SinglePlatform, which contributed revenue of $6.8 million in the three months ended June 30, 2019; and a $1.8 million increase in depreciation expense.
Net loss for our web presence segment improved from $30.4 million for the three months ended June 30, 2019 to $2.0 million for the three months ended June 30, 2020. This improvement in net loss was primarily related to the following factors: a $17.9 million impairment charge relating to certain domain-related intangible assets that was recognized in the second quarter of 2019; a $4.2 million reduction in costs impacting cost of revenue; a $2.7 million reduction in interest expense; a $2.4 million reduction in amortization expense; a $2.4 million gain from the sale of intangible assets that was recognized in the second quarter of 2020; a $1.5 million reduction in costs impacting general and administrative expense; a $1.0 million reduction in costs impacting engineering and development expense; a $0.6 million reduction in costs impacting sales and marketing expense; and a $0.6 million increase in revenue. These improvements in net loss were partially offset by a $3.2 million increase in income tax expense and a $1.7 million increase in depreciation expense.
Net income for our digital marketing segment increased from $4.2 million for the three months ended June 30, 2019 to $6.6 million for the three months ended June 30, 2020. This increase in net income was primarily due to the following factors: a $3.0 million reduction in interest expense; a $1.9 million reduction in costs impacting cost of revenue; a $1.7 million reduction in amortization expense; a $1.6 million reduction in costs impacting sales and marketing expense; and a $1.5 million reduction in costs impacting general and administrative expense. These improvements in net income were partially offset by a $4.9 million decline in revenue, primarily due to the sale of SinglePlatform, partially offset by increased purchases from existing customers; higher income taxes of $1.7 million; and higher engineering and development costs of $0.4 million.
Adjusted EBITDA on a consolidated basis increased from $76.3 million for the three months ended June 30, 2019 to $84.0 million for the three months ended June 30, 2020. This increase in adjusted EBITDA was a result of the adjusted EBITDA increase in our web presence segment, offset partially by a slight decrease in adjusted EBITDA in our digital marketing segment, as discussed below.
Adjusted EBITDA for our web presence segment increased from $33.9 million for the three months ended June 30, 2019 to $41.8 million for the three months ended June 30, 2020. This increase was primarily due to a $4.2 million reduction in costs impacting cost of revenue; a $1.5 million reduction in costs impacting general and administrative expense; a $1.0 million reduction in costs impacting engineering and development expense; a $0.6 million reduction in costs impacting sales and marketing expense; and a $0.6 million increase in revenue.
Adjusted EBITDA for our digital marketing segment decreased from $42.4 million for the three months ended June 30, 2019 to $42.1 million for the three months ended June 30, 2020. This decrease was due to the sale of SinglePlatform, which contributed $1.1 million of Adjusted EBITDA in the three months ended June 30, 2019, and to investments in engineering and development programs; partially offset by reductions in costs impacting cost of revenue, sales and marketing and general and administrative expense.
These year over year changes in Adjusted EBITDA reflect the impact of the COVID-19 pandemic. COVID-19 resulted in lower employee healthcare costs due to the delay of elective medical procedures and lower travel and facilities-related expense as substantially all of our employees moved to working from home in mid-March. These decreases impacted cost of revenue, sales and marketing, engineering and development, and general and administrative expense.

Comparison of the Six Months Ended June 30, 2019 and 2020: Net Income (Loss) and Adjusted EBITDA
Net income on a consolidated basis improved from a loss of $29.7 million for the six months ended June 30, 2019 to income of $2.4 million for the six months ended June 30, 2020. This increase in net income was due to the following factors: a $17.9 million impairment charge that was recognized in 2019; a $10.4 million reduction in costs impacting cost of revenue; a $10.1 million reduction in interest expense; a $7.9 million reduction in amortization expense; a $4.8 million reduction in costs impacting general and administrative expense; a $2.4 million gain on the sale of intangible assets that was recognized in 2020; a $2.0 million reduction in costs impacting sales and marketing expense; and a $0.5 million reduction in restructuring costs. These improvements in net income were partially offset by a $12.7 million reduction in revenue, primarily due to the sale of SinglePlatform, which had contributed $13.9 million in revenue in 2019; a $3.8 million increase in income taxes; a $3.3 million increase in depreciation expense; a $2.9 million increase in costs impacting engineering and development expense; and a $1.1 million increase in stock-based compensation.
Net loss for our web presence segment decreased from $39.8 million for the six months ended June 30, 2019 to $9.3 million for the six months ended June 30, 2020. This decrease in net loss is primarily related to the following factors: a $17.9 million impairment charge that was recognized in 2019; an $8.0 million reduction in costs impacting cost of revenue; a $6.7 million reduction in interest expense; a $4.6 million reduction in amortization expense; a $2.4 million reduction in costs impacting general and administrative expense; and a $2.4 million gain on the sale of intangible assets that was recognized in 2020. These improvements in net loss were partially offset by higher depreciation expense of $3.2 million; lower revenue of $3.0 million; higher income taxes of $2.6 million; higher costs impacting engineering and development of $1.1 million; higher stock-based compensation expense of $0.8 million; and higher costs impacting sales and marketing expense of $0.4 million.
Net income for our digital marketing segment increased from $10.1 million for the six months ended June 30, 2019 to $11.6 million for the six months ended June 30, 2020. This increase in net income was primarily due a $3.4 million reduction in interest expense; a $3.2 million reduction in amortization expense; a $2.5 million reduction in costs impacting general and administrative expense; a $2.4 million reduction in costs impacting cost of revenue; a $2.3 million reduction in costs impacting sales and marketing; and a $0.7 million reduction in restructuring costs. These improvements in net income were partially offset by a $9.7 million decline in revenue, primarily due to the sale of SinglePlatform, which contributed $13.9 million in revenue in 2019, partially offset by increased sales to existing customers, a $1.8 million increase in costs impacting engineering and development expense, and higher income taxes of $1.3 million.
Adjusted EBITDA on a consolidated basis increased from $154.8 million for the six months ended June 30, 2019 to $156.5 million for the six months ended June 30, 2020. This increase was a result of the adjusted EBITDA increase in our web presence segment, partially offset by a decrease in adjusted EBITDA in our digital marketing segment, as discussed below.
Adjusted EBITDA for our web presence segment increased from $70.4 million for the six months ended June 30, 2019 to $76.3 million for the six months ended June 30, 2020. This increase was primarily due to an $8.0 million reduction in costs impacting cost of revenue and a $2.4 million reduction in costs impacting general and administrative expense. These factors were partially offset by a $3.0 million reduction in revenue, a $1.1 million increase in costs impacting engineering and development expense, and a $0.4 million increase in costs impacting sales and marketing.
Adjusted EBITDA for our digital marketing segment decreased from $84.4 million for the six months ended June 30, 2019 to $80.2 million for the six months ended June 30, 2020. This decrease was primarily due to a $9.7 million decline in revenue, mostly resulting from the sale of SinglePlatform, which contributed $13.9 million in revenue in 2019, as well as to a $1.8 million increase in costs impacting engineering and development expense. These factors were partially offset by a $2.5 million decline in costs impacting general and administrative expense, a $2.4 million decline in costs impacting cost of revenue, and a $2.3 million decline in costs impacting sales and marketing expense.
These year over year changes in Adjusted EBITDA reflect the impact of the COVID-19 pandemic starting in mid-March 2020, as described in above in the comparison of the three months ended June 30, 2019 and 2020.
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
Other Income (Expense)
Other income (expense) consists primarily of costs related to, and interest paid on, our indebtedness. We include in our calculation of interest expense the cash cost of interest payments and loan financing fees, the amortization of deferred financing costs and original issue discounts, and the amortization of the net present value adjustment which we may apply to some deferred consideration payments related to our acquisitions in our calculation of interest expense. Interest income consists primarily of interest income earned on our cash and cash equivalents balances.
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
We believe that our critical accounting policies and estimates are the assumptions and estimates associated with the following:
•revenue recognition
•goodwill
•long-lived assets
•business combinations
•derivative instruments
•depreciation and amortization
•income taxes
•stock-based compensation arrangements
•segment information
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2020	2019	2020
	(in thousands)
Revenue	$278,204	$273,987	$558,887	$546,181
Cost of revenue (including impairment of $17,892 for the three and six months ended June 30, 2019)	139,587	113,065	263,441	229,329
Gross profit	138,617	160,922	295,446	316,852
Operating expense:
Sales and marketing	65,490	63,062	132,078	130,253
Engineering and development	25,348	24,659	49,042	51,533
General and administrative	31,124	28,901	62,517	59,777
Gain on sale of intangible assets	—	(2,365)	—	(2,365)
Total operating expense	121,962	114,257	243,637	239,198
Income from operations	16,655	46,665	51,809	77,654
Other income (expense):
Interest income	314	162	605	332
Interest expense	(37,037)	(31,186)	(74,251)	(63,920)
Total other expense—net	(36,723)	(31,024)	(73,646)	(63,588)
(Loss) income before income taxes and equity earnings of unconsolidated entities	(20,068)	15,641	(21,837)	14,066
Income tax expense	6,160	11,043	7,879	11,712
Net (loss) income	$(26,228)	$4,598	$(29,716)	$2,354
Comparison of Three Months Ended June 30, 2019 and 2020
Revenue

	Three Months Ended June 30,		Change
	2019	2020	Amount	%
	(dollars in thousands)
Revenue	$278,204	$273,987	$(4,217)	(2)%
Revenue decreased by $4.2 million, or 2%, from $278.2 million for the three months ended June 30, 2019 to $274.0 million for the three months ended June 30, 2020. This decrease was attributable to a $4.9 million decline in revenue from our digital marketing segment, partially offset by a $0.6 million increase in revenue from our web presence segment, each of which are further discussed below.
Web presence segment revenue increased by $0.6 million, or 0%, from $175.7 million for the three months ended June 30, 2019 to $176.4 million for the three months ended June 30, 2020. This increase was primarily the result of higher revenue in our strategic brands, partially offset by lower revenue in our non-strategic brands.
Digital marketing segment revenue decreased by $4.9 million, or 5%, from $102.5 million for the three months ended June 30, 2019 to $97.6 million for the three months ended June 30, 2020. This decrease was due to the sale of SinglePlatform, which contributed $6.8 million of revenue in the second quarter of 2019, partially offset by increased purchases from existing subscribers.
Our revenue is generated primarily from our products and services delivered on a subscription basis, which include web hosting, domains, website builders, email marketing, SEM and other similar services. We also generate non-subscription-based revenue through domain monetization and marketing development funds. Non-subscription-based revenue decreased slightly from $7.9 million, or 3% of total revenue, for the three months ended June 30, 2019 to $7.8 million, or 3% of total revenue, for the three months ended June 30, 2020, primarily due to decreases in marketing development funds revenue.

Gross Profit

	Three Months Ended June 30,
	2019		2020		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Gross profit	$138,617	50%	$160,922	59%	$22,305	16%
Gross profit increased by $22.3 million, or 16%, from $138.6 million for the three months ended June 30, 2019 to $160.9 million for the three months ended June 30, 2020. This increase was primarily due to a $23.6 million increase in our web presence segment gross profit, which was partially offset by a $1.3 million decrease in gross profit from our digital marketing segment. Our gross profit as a percentage of revenue increased by nine percentage points year over year, from 50% for the three months ended June 30, 2019 to 59% for the three months ended June 30, 2020.
Web presence segment gross profit increased by $23.6 million, or 36%, from $65.0 million for the three months ended June 30, 2019 to $88.6 million for the three months ended June 30, 2020. This increase was primarily due to lower costs impacting cost of revenue, including a $17.9 million impairment charge recorded during the three months ended June 30, 2019 and lower amortization expense, and an increase in web presence segment revenue, as described above. Our web presence gross profit as a percentage of revenue increased by thirteen percentage points year over year, from 37% for the three months ended June 30, 2019 to 50% for the three months ended June 30, 2020.
Digital marketing segment gross profit decreased by $1.3 million, or 2%, from $73.6 million for the three months ended June 30, 2019 to $72.3 million for the three months ended June 30, 2020. This decrease was primarily due to a decline in revenue due to the sale of SinglePlatform described above, partially offset by lower cost of revenue due to lower amortization expense, lower costs impacting cost of revenue due to the sale of SinglePlatform, and other net cost decreases. Our digital marketing gross profit as a percentage of revenue increased by two percentage points year over year, from 72% for the three months ended June 30, 2019 to 74% for the three months ended June 30, 2020.
Operating Expense

	Three Months Ended June 30,
	2019		2020		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Sales and marketing	$65,490	24%	$63,062	23%	$(2,428)	(4)%
Engineering and development	25,348	9%	24,659	9%	(689)	(3)%
General and administrative	31,124	11%	28,901	11%	(2,223)	(7)%
Gain on sale of intangible assets	—	—%	(2,365)	(1)%	(2,365)	100%
Total	$121,962	44%	$114,257	42%	$(7,705)	(6)%
Sales and Marketing. Sales and marketing expense decreased by $2.4 million, or 4%, from $65.5 million for the three months ended June 30, 2019 to $63.1 million for the three months ended June 30, 2020. Web presence segment sales and marketing expense decreased by $0.9 million and digital marketing sales and marketing expense decreased by $1.6 million.
Sales and marketing expense for our web presence segment decreased by $0.9 million, or 2%, from $39.6 million for the three months ended June 30, 2019 to $38.8 million for the three months ended June 30, 2020. This decrease was primarily due to lower labor costs, partially offset by higher marketing program spend.
Sales and marketing expense for our digital marketing segment decreased by $1.6 million, or 6%, from $25.9 million for the three months ended June 30, 2019 to $24.3 million for the three months ended June 30, 2020. This decrease was primarily due to the sale of SinglePlatform, partially offset by an increase in marketing program spend.
Engineering and Development. Engineering and development expense decreased by $0.7 million, or 3%, from $25.3 million for the three months ended June 30, 2019 to $24.7 million for the three months ended June 30, 2020. Web presence segment engineering and development expense decreased by $1.0 million, partially offset by an increase in engineering and development expense in our digital marketing segment of $0.4 million. The decrease in engineering and development expense for web presence was primarily related to lower labor costs. The increase in engineering and development expense for digital marketing was due to higher product engineering expenses, partially offset by a decrease due to the sale of SinglePlatform.

General and Administrative. General and administrative expense decreased by $2.2 million, or 7%, from $31.1 million for the three months ended June 30, 2019 to $28.9 million for the three months ended June 30, 2020. This decrease was primarily due to labor-related cost decreases and facility costs, partially offset by an increase in stock-based compensation expense. Our general and administrative expense primarily consists of consolidated corporate-wide shared functions, and the costs of these functions are allocated between our two segments primarily based on relative revenues.
General and administrative expense for our web presence segment decreased by $1.0 million, or 5%, from $20.4 million for the three months ended June 30, 2019 to $19.4 million for the three months ended June 30, 2020, primarily due to labor-related costs. General and administrative expense for our digital marketing segment decreased by $1.2 million, or 11%, from $10.8 million for the three months ended June 30, 2019 to $9.5 million for the three months ended June 30, 2020, primarily due to lower labor-related costs.
Gain on sale of intangible assets. We recorded a $2.4 million gain on the sale of certain intangible assets in the second quarter of 2020. No such sale took place in 2019.
Other Expense, Net

	Three Months Ended June 30,		Change
	2019	2020	Amount	%
	(dollars in thousands)
Other expense, net	$36,723	$31,024	$(5,699)	(16)%
Other expense, net decreased by $5.7 million, or 16%, from $36.7 million for the three months ended June 30, 2019 to $31.0 million for the three months ended June 30, 2020. The decrease was attributable to $5.7 million of decreased net interest expense, primarily due to lower average term loan balances and lower interest rates.
Income Tax Expense

	Three Months Ended June 30,		Change
	2019	2020	Amount	%
	(dollars in thousands)
Income tax expense	$6,160	$11,043	$4,883	79%
For the three months ended June 30, 2019 and 2020, we recognized an income tax expense of $6.2 million and $11.0 million, respectively, in the consolidated statements of operations and comprehensive income (loss). The income tax expense for the three months ended June 30, 2020 was primarily attributable to a federal and state deferred tax expense of $7.0 million, a federal and state current income tax expense of $2.4 million, and a foreign current tax expense of $1.7 million, partially offset by a foreign deferred tax benefit of $0.1 million. The income tax expense for the three months ended June 30, 2019 was primarily attributable to a federal and state current income tax expense of $1.5 million, a foreign current tax expense of $1.2 million, and a federal and state deferred tax expense of $3.6 million, partially offset by a foreign deferred tax benefit of $0.1 million.
The increase in our income tax expense in the 2020 period is primarily due to the vesting of restricted stock units and restricted stock awards. We recognize stock-based compensation expense based on the fair value of our restricted stock units and restricted stock awards at the grant date. A tax deduction is taken when the awards vest based on the value of the stock on the date of vesting. The tax effect of any decrease in the value of the awards between the grant date and the vest date is charged to tax expense.
Comparison of Six Months Ended June 30, 2019 and 2020
Revenue

	Six Months Ended June 30,		Change
	2019	2020	Amount	%
	(dollars in thousands)
Revenue	$558,887	$546,181	$(12,706)	(2)%
Revenue decreased by $12.7 million, or 2%, from $558.9 million for the six months ended June 30, 2019 to $546.2 million for the six months ended June 30, 2020. This decrease was attributable to decreases in revenue from both our web presence and digital marketing segments.

Web presence segment revenue decreased by $3.0 million, or 1%, from $353.7 million for the six months ended June 30, 2019 to $350.7 million for the six months ended June 30, 2020. This decrease was primarily the result of subscriber attrition in our non-strategic brands and a $1.3 million reduction in non-subscription-based revenue, primarily premium domain sales.
Digital marketing segment revenue decreased by $9.7 million, or 5%, from $205.2 million for the six months ended June 30, 2019 to $195.5 million for the six months ended June 30, 2020. This decrease was primarily due to the sale of SinglePlatform, which contributed $13.9 million of revenue in the first half of 2019, partially offset by increased purchases from existing subscribers.
Our revenue is generated primarily from our products and services delivered on a subscription basis, which include web hosting, domains, website builders, SEM and other similar services. We also generate non-subscription-based revenue through domain monetization and marketing development funds. Non-subscription-based revenue decreased from $16.1 million, or 3% of total revenue, for the six months ended June 30, 2019 to $14.7 million, or 3% of total revenue, for the six months ended June 30, 2020, due primarily to decreases in premium domains and marketing development funds revenue.

Gross Profit

	Six Months Ended June 30,
	2019		2020		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Gross profit	$295,446	53%	$316,852	58%	$21,406	7%
Gross profit increased by $21.4 million, or 7%, from $295.4 million for the six months ended June 30, 2019 to $316.9 million for the six months ended June 30, 2020. Web presence gross profit increased by $24.9 million, partially offset by a decrease in digital marketing gross profit of $3.5 million. Our gross profit as a percentage of revenue increased by five percentage points from 53% for the six months ended June 30, 2019 to 58% for the six months ended June 30, 2020.
Web presence segment gross profit increased by $24.9 million, or 17%, from $147.8 million for the six months ended June 30, 2019 to $172.7 million for the six months ended June 30, 2020. This increase was primarily due to a $27.9 million decline in cost of revenue, which was mostly due to a $17.9 million impairment charge for domain-related intangible assets which occurred in the first half of 2019, a $4.7 million reduction in amortization expense, and other cost decreases. This increase in gross profit was partially offset by a $3.0 million decrease in revenue, as described above, and a $3.2 million increase in depreciation expense. Our web presence gross profit as a percentage of revenue increased by seven percentage points year over year, from 42% for the six months ended June 30, 2019 to 49% for the six months ended June 30, 2020. This increase in gross profit percentage is primarily attributable to the reduction in cost of revenue, which decreased by a higher percentage than the decrease in revenue.
Digital marketing segment gross profit decreased by $3.5 million, or 2%, from $147.6 million for the six months ended June 30, 2019 to $144.1 million for the six months ended June 30, 2020. This decrease was primarily due to the decrease in digital marketing revenue discussed above, partially offset by a decrease in cost of revenue, which was due to various cost decreases, including lower amortization expense. Our digital marketing segment gross profit as a percentage of revenue increased by two percentage points year over year, from 72% for the six months ended June 30, 2019 to 74% for the six months ended June 30, 2020. This increase was primarily the result of the reduction in cost of revenue.
Operating Expense

	Six Months Ended June 30,
	2019		2020		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Sales and marketing	$132,078	24%	$130,253	24%	$(1,825)	(1)%
Engineering and development	49,042	9%	51,533	9%	2,491	5%
General and administrative	62,517	11%	59,777	11%	(2,740)	(4)%
Gain on sale of intangible assets	—	—%	(2,365)	—%	(2,365)	100%
Total	$243,637	44%	$239,198	44%	$(4,439)	(2)%

Sales and Marketing. Sales and marketing expense decreased by $1.8 million, or 1%, from $132.1 million for the six months ended June 30, 2019 to $130.3 million for the six months ended June 30, 2020. This decrease was due to lower sales and marketing expense in our digital marketing segment, partially offset by higher sales and marketing expense in our web presence segment, as further discussed below.
Sales and marketing expense for our web presence segment increased by $0.3 million, or 0%, from $78.3 million for the six months ended June 30, 2019 to $78.7 million for the six months ended June 30, 2020. This increase was primarily due to an increase in product marketing spend, partially offset by lower labor-related costs.
Sales and marketing expense for our digital marketing segment decreased by $2.2 million, or 4%, from $53.8 million for the six months ended June 30, 2019 to $51.6 million for the six months ended June 30, 2020. This decrease was primarily due to the sale of SinglePlatform.
Engineering and Development. Engineering and development expense increased by $2.5 million, or 5%, from $49.0 million for the six months ended June 30, 2019 to $51.5 million for the six months ended June 30, 2020. Web presence segment engineering and development expense increased by $1.3 million and digital marketing segment engineering and development expense increased by $1.2 million. These cost increases were primarily related to higher labor costs as we continue to invest in our engineering and development resources.
General and Administrative. General and administrative expense decreased by $2.7 million, or 4%, from $62.5 million for the six months ended June 30, 2019 to $59.8 million for the six months ended June 30, 2020. This decrease was primarily due to labor-related cost reductions. Our general and administrative expense consists primarily of consolidated corporate-wide shared functions, and the costs of these functions are allocated between our three segments primarily based on relative revenues.
General and administrative expense for our web presence segment decreased by $0.8 million, or 2%, from $40.8 million for the six months ended June 30, 2019 to $40.0 million for the six months ended June 30, 2020. General and administrative expense for our digital marketing segment decreased by $2.0 million, or 9%, from $21.7 million for the six months ended June 30, 2019 to $19.8 million for the six months ended June 30, 2020.
Gain on sale of intangible assets. We recorded a $2.4 million gain on the sale of certain intangible assets in the first half of 2020. No such sale took place in 2019.
Other Expense, Net

	Six Months Ended June 30,		Change
	2019	2020	Amount	%
	(dollars in thousands)
Other expense, net	$73,646	$63,588	$(10,058)	(14)%
Other expense, net decreased by $10.1 million, or 14%, from $73.6 million for the six months ended June 30, 2019 to $63.6 million for the six months ended June 30, 2020. The decrease was attributable to $10.1 million of decreased net interest expense, primarily due to lower average term loan balances and lower interest rates.
Income Tax Expense

	Six Months Ended June 30,		Change
	2019	2020	Amount	%
	(dollars in thousands)
Income tax expense	$7,879	$11,712	$3,833	49%
For the six months ended June 30, 2019 and 2020, we recognized a tax expense of $7.9 million and $11.7 million, respectively, in the consolidated statements of operations and comprehensive income (loss). The income tax expense for the six months ended June 30, 2020 was attributable to a federal and state deferred tax expense of $5.6 million, a federal and state current income tax expense of $3.5 million, and a foreign current tax expense of $2.7 million, partially offset by a foreign deferred tax benefit of $0.1 million. The income tax expense for the six months ended June 30, 2019 was primarily attributable to a federal and state deferred tax expense of $2.8 million, a federal and state current income tax expense of $3.6 million, and a foreign current tax expense of $1.6 million, partially offset by a foreign deferred tax benefit of $0.1 million.
The increase in our income tax expense in the 2020 period is primarily due to the vesting of restricted stock units and restricted stock awards. We recognize stock-based compensation expense based on the fair value of our restricted stock units and restricted stock awards at the grant date. A tax deduction is taken when the awards vest based on the value of the stock on the date of vesting. The tax effect of any decrease in the value of the awards between the grant date and the vest date is charged to tax expense.

Liquidity and Capital Resources
Sources of Liquidity
We have funded our operations since inception primarily with cash flows generated by operations, borrowings under our credit facilities and public offerings of our securities.
First Lien Term Loan Facility. We entered into our current first lien term loan facility, which we refer to as the "Term Loan," on June 20, 2018. The Term Loan was issued at par with an original balance of $1,580.3 million and has a maturity date of February 9, 2023. The Term Loan automatically bears interest at an alternate base rate unless we give notice to opt for the LIBOR-based interest rate. The LIBOR-based interest rate for the Term Loan is 3.75% per annum plus the greater of an adjusted LIBOR and 1.00%. The alternate base rate for the Term Loan is 2.75% per annum plus the greatest of the prime rate, the federal funds effective rate plus 0.50%, an adjusted LIBOR for a one-month interest period plus 1.00%, and 2.00%. The Term Loan requires quarterly mandatory repayments of principal. During the six months ended June 30, 2020, we made two mandatory repayments of $7.9 million each, for a total repayment of $15.8 million.
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
Senior Notes. Our wholly owned subsidiary, EIG Investors Corp., issued $350.0 million aggregate principal amount of senior notes, which we refer to as the "Senior Notes," on February 9, 2016. The Senior Notes were issued at a price of 98.065% of par and have a maturity date of February 1, 2024. The Senior Notes bear interest at the rate of 10.875% per annum. We have the right to redeem all or part of the Senior Notes at any time for a premium which is based on the applicable redemption date. On January 30, 2017, we completed a registered exchange offer for the Senior Notes, as required under the registration rights agreement we entered into with the initial purchasers of the Senior Notes. All of the $350.0 million aggregate principal amount of the Senior Notes was validly tendered for exchange as part of this exchange offer. The registration rights agreement also obligated us to use reasonable efforts to cause to become effective a registration statement providing for the registration of certain secondary transactions in the Senior Notes by Goldman, Sachs & Co. and its affiliates. The Senior Notes have been fully and unconditionally guaranteed, on a senior unsecured basis, by us and our subsidiaries that guarantee the Senior Credit Facilities. During six months ended June 30, 2020, we redeemed a total of $12.2 million of the Senior Notes in voluntary, privately negotiated transactions. The redemptions were made at an average price of 96.5%, for an immaterial net loss on redemption of $0.1 million after recording a charge of $0.5 million (included in interest expense) to write off original issue discounts and deferred financing costs relating to the redemptions.
As of June 30, 2020, we had cash and cash equivalents totaling $149.2 million and negative working capital of $254.5 million, which included the $31.6 million current portion of the Term Loan. There was no balance outstanding on the Revolver as of June 30, 2020. In addition, we had approximately $1,650.0 million of long-term indebtedness, including deferred financing costs, outstanding under the Term Loan and the Senior Notes. We also had $486.5 million of short-term and long-term deferred revenue, which is not expected to be payable in cash.
COVID-19 and CARES Act Impacts
We are tracking our liquidity and capital resources closely in light of the COVID-19 pandemic, and at this time, we believe we have adequate liquidity resources available to manage COVID-19 impacts and to continue our progress against our operating plan. We expect to see tax-related liquidity benefits from the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, emergency economic stimulus legislation enacted on March 27, 2020. The CARES Act contains numerous tax-related changes, including provisions that we anticipate will allow us to defer our 2020 cash tax payments; defer the employer portion of our 2020 FICA taxes to 2021 and 2022; fully deduct our interest expense for 2019; accelerate a refund of our available alternative minimum tax (AMT) credits; and increase our permitted level of 2019 federal net operating loss (NOL) carry-forwards from approximately $26.0 million to $77.0 million. We continue to review the tax-related provisions of the

CARES Act and their potential impact on us. Please see the risk factors disclosed in Part II, Item 1A of this Quarterly Report on Form 10-Q for further discussion of the potential impact of COVID-19 on our business.
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
We were in compliance with all covenants under the Senior Credit Facilities and the Senior Notes at June 30, 2020.
Secured Net Leverage Ratio
The Senior Credit Facilities require that we comply with a financial covenant not to exceed a maximum ratio of consolidated senior secured net indebtedness on the date of determination to an adjusted consolidated EBITDA measure, which we refer to as "Bank Adjusted EBITDA," for the most recently completed four quarters (which we refer to as trailing twelve months, or "TTM"). This net leverage ratio is tested as of the last day of each fiscal quarter and may not exceed 6.00 to 1.00. As of June 30, 2020, we were in compliance with this covenant. Bank Adjusted EBITDA is defined in the credit agreement that governs our Senior Credit Facilities, and is different from the Adjusted EBITDA metric discussed above in the Key Metrics section.
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
As of June 30, 2020, our secured net leverage ratio on a TTM basis was 3.72 to 1.00 and was calculated as follows:

	For the three months ended,
	September 30, 2019	December 31, 2019	March 31, 2020	June 30, 2020	TTM
	(in thousands, except ratios)
Net (loss) income	$7,816	$9,553	$(2,244)	$4,598	$19,723
Interest expense	36,057	34,368	32,734	31,186	134,345
Income tax expense (benefit)	(4,839)	14,839	669	11,043	21,712
Depreciation	11,280	11,566	12,696	12,746	48,288
Amortization of other intangible assets	21,668	21,046	17,311	17,282	77,307
Stock-based compensation	9,143	8,179	9,836	9,595	36,753
Integration and restructuring costs	(193)	(13)	1,682	34	1,510
Transaction expenses and charges	—	—	—	—	—
Loss of unconsolidated entities	—	—	—	—	—
Impairment of long-lived assets and goodwill	—	19,648	—	—	19,648
Gain on assets, not ordinary course	—	(40,700)	—	(2,365)	(43,065)
Legal advisory and related expenses	849	(3,962)	9	41	(3,063)
Billed revenue to GAAP revenue adjustment	578	(4,065)	13,073	7,446	17,032
Adjustment for domain registration cost on a cash basis	465	1,163	(2,527)	(2,200)	(3,099)
Currency translation	75	18	185	189	467
Adjustment for acquisitions on a proforma basis	(43)	—	—	—	(43)
Adjustment for dispositions on a proforma basis	(1,053)	(326)	—	—	(1,379)
Bank Adjusted EBITDA	$81,803	$71,314	$83,424	$89,595	$326,136
Current portion of notes payable					31,606
Current portion of financed equipment					4,017
Notes payable - long term					1,628,060
Financed equipment - long term					401
Original issue discounts and deferred financing costs					36,323
Less:
Unsecured notes					(337,770)
Cash					(149,193)
Certain permitted restricted cash					—
Net senior secured indebtedness					$1,213,444
Net leverage ratio					3.72
Maximum net leverage ratio					6.00

Cash and Cash Equivalents
As of June 30, 2020, our cash and cash equivalents were primarily held for working capital purposes and for required principal and interest payments under our indebtedness. A majority of our cash and cash equivalents was held in operating accounts. Our cash and cash equivalents increased by $37.9 million during the six months ended June 30, 2020, from $111.3 million at December 31, 2019 to $149.2 million at June 30, 2020. Of the $149.2 million cash and cash equivalents we had at June 30, 2020, $34.7 million was held in foreign countries, and due to tax and accounting reasons, we do not plan to repatriate this cash in the near future. We used cash on hand at December 31, 2019 and cash flows from operations to purchase property and equipment and to make our debt payments on our Term Loan, as described under "Financing Activities" below. Our future capital requirements will depend on many factors including, but not limited to our growth rate, our level of sales and marketing activities, the development and introduction of new and enhanced products and services, market acceptance of our solutions, potential settlements of legal proceedings, acquisitions, the impact of the COVID-19 pandemic on the economy and our business, and our gross profits and operating expenses. We believe that our current cash and cash equivalents and operating cash flows will be sufficient to meet our anticipated working capital and capital expenditure requirements, as well as our required principal and interest payments under our indebtedness, for at least the next 12 months.
The following table shows our purchases of property and equipment, principal payments on financed equipment obligations, depreciation, amortization and cash flows from operating activities, investing activities and financing activities for the stated periods:

	Six Months Ended June 30,
	2019	2020
	(in thousands)
Purchases of property and equipment	$(16,164)	$(20,009)
Principal payments on financed equipment	(3,861)	(2,974)
Depreciation	22,105	25,442
Amortization	48,296	40,797
Cash flows provided by operating activities	74,729	102,663
Cash flows used in investing activities	(16,164)	(17,304)
Cash flows used in financing activities	(56,339)	(46,499)
Capital Expenditures
Our capital expenditures on the purchase of property and equipment for the six months ended June 30, 2019 and 2020 were $16.2 million and $20.0 million, respectively. This increase was primarily due to investments in software, construction in process, and data center equipment. The remaining balance payable on the equipment financing was $4.4 million as of June 30, 2020. We expect our capital expenditures to be modestly higher than those incurred in fiscal year 2019 levels in the near term.
Depreciation
Our depreciation expense for the six months ended June 30, 2019 and 2020 increased by $3.3 million from $22.1 million to $25.4 million, respectively. This increase was primarily due to additional investments in plant, property and equipment, particularly software, and computers and office equipment.
Amortization
Our amortization expense, which includes amortization of other intangible assets, amortization of deferred financing costs and amortization of net present value of deferred consideration, decreased by $7.5 million from $48.3 million for the six months ended June 30, 2019 to $40.8 million for the six months ended June 30, 2020. Of this decrease in amortization expense, $7.9 million related to lower amortization expense of intangible assets relating to businesses and assets acquired. This decrease was partially offset by an increase of $0.3 million relating to increased amortization of deferred financing costs and an increase of $0.2 million relating to amortization of original issue discounts related to our Senior Credit Facilities.
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

Net cash provided by operating activities increased from $74.7 million for the six months ended June 30, 2019 to $102.7 million for the six months ended June 30, 2020. This increase was primarily the result the result of higher billings; lower interest payments due to lower debt balances and lower interest rates; lower expenses; a $5.8 million payment in the first half of 2019 to settle a securities class action lawsuit; and the timing of certain payments. These increases in net cash provided by operating activities were partially offset by higher payments for taxes during the first half of 2020.
Investing Activities
Cash flows used in investing activities consist primarily of the purchase of property and equipment, acquisition consideration payments, proceeds from the sale of business and sale of intangible assets, and changes in restricted cash balances.
During the six months ended June 30, 2019 and 2020, net cash used in investing activities was $16.2 million and $17.3 million, respectively, which was used to purchase property and equipment. Included in the net cash used in investing activities in the first half of 2020 was $2.7 million of proceeds from the sale of intangible assets.
Financing Activities
Cash flows used in financing activities consist primarily of the net change in our overall indebtedness, payment of associated financing costs, payment of deferred consideration for our acquisitions and the issuance or repurchase of equity.
During the six months ended June 30, 2020, cash flows used in financing activities was $46.5 million. We paid $14.4 million for the repurchase of shares of our common stock under our share repurchase program. We paid $15.8 million of mandatory principal payments related to our Term Loan and $11.8 million for privately negotiated redemptions of our Senior Notes. We also made $3.0 million of principal payments related to financed equipment obligations and $1.5 million of deferred financing consideration payments relating to our acquisition of a controlling interest in AppMachine B.V. in 2016, or the AppMachine Acquisition.
During the six months ended June 30, 2019, cash flows used in financing activities was $56.3 million. We paid $50.0 million of principal payments related to our Term Loan. Included in the $50.0 million were mandatory repayments of $15.8 million and voluntary prepayments of $34.2 million. We also made $3.9 million of principal payments related to financed equipment obligations and $2.5 million of deferred financing consideration payments relating to the AppMachine Acquisition.
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
The following table reflects the reconciliation of cash flows from operations to free cash flow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2020	2019	2020
	(in thousands)
Cash flows from operations	$59,680	$67,753	$74,729	$102,663
Less:
Capital expenditures and financed equipment obligations(1)	(12,032)	(11,813)	(20,025)	(22,983)
Free cash flow	$47,648	$55,940	$54,704	$79,680
(1) Capital expenditures during the three and six months ended June 30, 2019 includes $1.3 million and $3.9 million, respectively, of principal payments under a three-year agreement for equipment financing. Capital expenditures during the three and six months ended June 30, 2020 includes $1.7 million and $3.0 million, respectively, of principal payments under a three-year agreement for equipment financing. The remaining balance on the equipment financing is $4.4 million as of June 30, 2020.
FCF increased by approximately $8.3 million, from $47.6 million for the three months ended June 30, 2019 to $55.9 million for the three months ended June 30, 2020. FCF was favorably impacted mainly due to the following factors: a $10.5 million increase in our deferred revenue balance due to higher billings; a decrease in other expenses, including a $4.9 million decrease in interest payments due to lower debt balances and lower interest rates; and the timing of certain payments. These factors were partially offset by higher payments for taxes.
FCF increased by $25.0 million, from $54.7 million for the six months ended June 30, 2019 to $79.7 million for the six months ended June 30, 2020. FCF was favorably impacted by higher billings and lower levels of expenses, including a decrease in interest payments, and the timing of certain payments. In addition, we paid $5.8 million in the first half of 2019 to settle a securities class action lawsuit. These increases in FCF were partially offset by higher payments for taxes and higher purchases of property and equipment during the first half of 2020.
Net Operating Loss (NOL) Carry-forwards
As of December 31, 2019, we had NOL carry-forwards available to offset future U.S. federal taxable income of approximately $26.9 million and future state taxable income of approximately $78.0 million. These NOL carry-forwards expire on various dates through 2039.
As discussed above, we anticipate that the CARES Act emergency economic stimulus legislation enacted on March 27, 2020 will increase our permitted level of 2019 NOL carry-forwards from approximately $26.9 million to approximately $77.0 million.
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
Contractual Obligations and Commitments
There have been no significant changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K filed with the SEC on February 14, 2020, except as it relates to our long-term debt obligations and lease obligations. The following table summarizes these debt- and lease-related contractual obligations as of June 30, 2020:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt and lease obligations:
Principal payments on term loan facility and notes	$1,695,989	$31,606	$1,326,613	$337,770	$—
Principal payments on lease obligations	105,117	23,486	38,231	43,400	—
Total principal payments relating to our long-term debt and lease obligations	$1,801,106	$55,092	$1,364,844	$381,170	$—

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
Interest Rate Sensitivity
We had cash and cash equivalents of $149.2 million at June 30, 2020, the majority of which was held in operating accounts for working capital purposes and other general corporate purposes, which includes payment of principal and interest under our indebtedness. As of June 30, 2020, we had approximately $1,358.2 million outstanding under our Term Loan, $337.8 million outstanding under the Senior Notes and $0.0 million outstanding under the Revolver.
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
Based on our aggregate indebtedness outstanding under our Term Loan of $1,358.2 million as of June 30, 2020, a 100 basis point increase in the current LIBOR rate would result in a $14.3 million increase in our aggregate interest payments over a 12-month period, and a 100 basis point decrease in the current LIBOR rate would not result in a decrease in our interest payments.
We have entered into two interest rate caps as part of our risk management strategy. The three-year interest rate cap we entered into in December 2015 limited our exposure beginning on February 29, 2016 to interest rate increases over 2.00% on $500.0 million of our Term Loan. The December 2015 interest rate cap matured in February 2019. The three-year interest rate cap we entered into in June 2018 limits our exposure beginning on August 28, 2018 to interest rate increases over 3.00% on $800.0 million of our Term Loan. The LIBOR interest rate as of June 30, 2020 was approximately 0.3%, which is below the 1.00% interest rate floor on our Term Loan, and also below the 3.00% interest rate protection from our interest rate cap.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

As of June 30, 2020, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation of our disclosure controls and procedures as of June 30, 2020, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the six months ended June 30, 2020, there has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
As previously disclosed, we were named as a defendant in a shareholder litigation matter. On May 27, 2020, the court issued an order approving the settlement of this matter and such order is now final. For more information on this legal proceeding, see Note 16, Commitments and Contingencies, to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
ITEM 1A. Risk Factors
There were no material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, or the 2019 Form 10-K, filed with the SEC on February 14, 2020, as updated and modified by the risk factors disclosed in Part 1, Item 1A of our Quarterly Report on Form 10-Q for the three months ended March 31, 2020, or the First Quarter 10-Q, filed with the SEC on May 6, 2020, except as set forth below.
Due to the extensive impact of the COVID-19 pandemic, many of the risks disclosed in the risk factors included in the 2019 Form 10-K and the First Quarter 10-Q may now be more likely to occur or have occurred, as described in the new COVID-19 risk factor below. You should read the risk factor below together with the risk factors included in the 2019 Form 10-K and the First Quarter 10-Q.

The COVID-19 pandemic could have a material adverse effect on our business, financial condition, results of operations and/or cash flows.
The COVID-19 pandemic could have a material adverse effect on our business, financial condition, results of operations and/or cash flows. The coronavirus that causes COVID-19 was identified in late 2019 and has spread globally. Authorities have implemented numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place orders, shutdowns, and social distancing requirements.
To date, we believe that the COVID-19 pandemic has contributed to increased demand for our products and services as many SMBs have moved more of their business online; however, we cannot predict whether and to what extent this level of demand will continue. We believe that a number of our customers have experienced financial challenges as a result of the COVID-19 pandemic and related containment measures, and we expect that this will continue. As the pandemic and related economic impacts continue, financial pressures may cause more of our customers to cancel their subscriptions or allow them to lapse, or reduce the number or value of products they buy from us. Some of our customers may eventually decide to close their businesses due to the ongoing effects of the pandemic. It may also become more difficult or costly for us to acquire new subscribers if SMBs or other potential customers cut back their spending due to financial constraints or general economic uncertainty. Although we do not believe the COVID-19 pandemic has adversely impacted our business as of the date of this Quarterly Report on Form 10-Q, the ongoing pandemic could have a material adverse impact on us in the future, particularly if the spread of COVID-19 accelerates and/or containment measures are extended or become more restrictive.
The COVID-19 pandemic may also disrupt our operations and increase our costs. Our customer support partners, suppliers, vendors and their workforces have been impacted by the virus and related containment measures, in some cases significantly. If these impacts persist or worsen, we could see increased costs or disruptions affecting our customer support functions, supply chain or operations, which could have a material adverse impact on our business. Although we have not seen an adverse impact in this area to date, the pandemic could also increase our healthcare costs, since we self-insure.
With respect to our own workforce and internal operations, we have transitioned substantially all of our employees to work from home and we do not expect they will return to the office until at least mid-2021. While our transition to remote work has generally been smooth, we may encounter challenges managing employee productivity and morale and maintaining certain controls, compliance standards, and risk management practices in a remote environment over the long-term. Maintaining a remote work environment entails certain cybersecurity and data privacy risks, which may become more complex or costly to manage as our employees work from home for a protracted period. Finally, despite containment measures by the authorities and our own precautionary and planning efforts, it is possible that a portion of our employees in one or more locations could contract COVID-19, which could negatively affect our ability to carry out our day-to-day operations.
The COVID-19 pandemic has significantly increased macroeconomic and demand uncertainty, and has led to disruption and volatility in the global capital markets. The pandemic has caused an economic contraction, and it is possible that it could lead to a global recession. We are closely monitoring the pandemic’s impact on our cash flows and balance sheet, and at this time, we do not expect significant liquidity constraints or asset impairments due to the pandemic. However, a recession or sustained capital markets disruption would likely have an adverse impact on our cash flows, balance sheet, and business in general, which could result in impairments and liquidity challenges, including difficulties refinancing our outstanding indebtedness at a reasonable cost.
The ultimate magnitude of the COVID-19 pandemic, including the extent of its impact on our financial and operational results, will depend on numerous factors, including the efficacy of containment measures to control outbreaks of the virus and the timing of vaccine availability. We cannot at this time predict the full impact of the COVID-19 pandemic, but it could have a material adverse effect on our business, financial condition, results of operations and/or cash flows.
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
During the three months ended June 30, 2020, we repurchased 1,105,100 shares at a weighted average price of $1.90 per share, for a total cost, including expenses, of approximately $2.1 million under the program. All of these shares were repurchased in open market transactions pursuant to a 10b5-1 plan. As of June 30, 2020, of the $40.0 million authorized amount, we had approximately $25.6 million remaining available under the share repurchase program.
The following table presents information with respect to our repurchases of common stock under the share repurchase program during the three months ended June 30, 2020:

Issuer Purchases of Equity Securities
			Total Number of	Maximum Approximate
			Shares Purchased	Dollar Value of Shares
	Total Number	Average	As Part of a Publicly	That May Yet Be
	Of Shares	Price Paid	Announced Plan or	Purchased Under the
	Purchased	Per Share	Program	Plan or Program (1)
Period				(in thousands)

April 1 - April 30, 2020	1,105,100	$1.90	1,105,100	$25,572
May 1 - May 31, 2020	—	—	—	—
June 1 - June 30, 2020	—	—	—	—
Total	1,105,100	$1.90	1,105,100	$25,572
(1) On March 10, 2020, our Board of Directors authorized a share repurchase program for up to $40.0 million of our common stock. This authorization has no expiration date.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number
2.1*	Agreement and Plan of Merger, dated October 30, 2015, by and among Constant Contact, Inc., the Registrant, and Paintbrush Acquisition Corporation	8-K	001-36131	November 2, 2015	2.1
2.2*	Asset Purchase Agreement dated September 6, 2019 by and among LTD Software LLC, Endurance Commerce, LLC, Endurance International Group Holdings, LLC, and the Signing Members, as defined therein	8-K	001-36131	September 16, 2019	2.1
2.3*	Asset Purchase Agreement dated December 5, 2019 by and among Constant Contact, Inc., Endurance International Group Holdings, Inc. and TripAdvisor, LLC	8-K	001-36131	December 5, 2019	2.1
3.1	Restated Certificate of Incorporation of the Registrant	S-1/A	333-191061	October 23, 2013	3.3
3.2	Amended and Restated By-Laws of the Registrant	8-K	001-36131	January 30, 2017	3.1
4.1	Specimen certificate evidencing shares of common stock of the Registrant	S-1/A	333-191061	October 8, 2013	4.1
4.2	Second Amended and Restated Registration Rights Agreement, dated as of October 24, 2013, by and among the Registrant and the other parties thereto	10-Q	001-36131	November 7, 2014	4.2
4.3	Stockholders Agreement, dated as of October 24, 2013, by and among the Registrant and certain holders of the Registrant’s common stock	10-Q	001-36131	November 7, 2014	4.3
4.4	Indenture (including form of Note), dated as of February 9, 2016, among EIG Investors Corp., the Registrant, the Endurance Guarantors party thereto and Wilmington Trust, National Association, as trustee	8-K	001-36131	February 10, 2016	4.1
4.5	Exchange and Registration Rights Agreement, dated as of February 9, 2016, among EIG Investors Corp., the Registrant, the Endurance Guarantors party thereto, Goldman, Sachs & Co., Credit Suisse Securities (USA) LLC and Jefferies LLC	10-Q	001-36131	May 9, 2016	4.6
10.1#	Employment Agreement, dated as of May 19, 2020, by and between Endurance International Group Holdings, Inc. and Kimberly S. Simone					X
10.2	Fourth Amendment to Datacenter Lease dated as of June 16, 2020 between Digital 55 Middlesex, LLC and Constant Contact, Inc.					X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
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

ENDURANCE INTERNATIONAL GROUP HOLDINGS, INC.

Date: August 6, 2020	By:	/s/ Marc Montagner
Marc Montagner
Chief Financial Officer (Principal Financial Officer)