Form 10-Q
period 2020-09-30
Endurance International Group Holdings, Inc.
filed 2020-11-09
CIK 1237746

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 5, 2020, there were 141,653,878 shares of the issuer’s common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy and plans, and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements.
In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in the “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:
•the occurrence of any event, change or other circumstances that could give rise to the termination of the Agreement and Plan of Merger we have entered into with affiliates of Clearlake Capital Group, L.P. and any inability to complete the proposed merger due to the failure to obtain stockholder approval for the proposed merger or the failure to satisfy other conditions to completion of the proposed merger;
•the impact of the COVID-19 pandemic;
•the impact of competition;
•our ability to attract or retain key personnel;
•our reliance on our third-party service providers;
•increases in third-party vendor or supplier costs;
•the effectiveness of our operating plan and strategies for growth;
•the sufficiency of our cash and cash equivalents and operating cash flows to meet our anticipated working capital and capital expenditure requirements, as well as our required principal and interest payments under our indebtedness;
•trends and challenges in our business and the markets in which we operate;
•our ability to adequately protect our intellectual property;
•our ability to monitor and comply with new or modified laws and regulations that currently apply or become applicable to our business.
Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, and we expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of any new information, events, circumstances or otherwise.

Endurance International Group Holdings, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31, 2019	September 30, 2020
Assets		(unaudited)
Current assets:
Cash and cash equivalents	$111,265	$167,315
Restricted cash	1,732	1,422
Accounts receivable	10,224	9,823
Prepaid domain name registry fees	55,237	58,377
Prepaid commissions	38,435	42,042
Prepaid and refundable taxes	6,810	5,175
Prepaid expenses and other current assets	23,883	22,748
Total current assets	247,586	306,902
Property and equipment—net	85,925	88,349
Operating lease right-of-use assets	90,519	83,224
Goodwill	1,835,310	1,852,780
Other intangible assets—net	245,002	207,579
Deferred financing costs—net	1,778	1,119
Investments	15,000	15,000
Prepaid domain name registry fees, net of current portion	11,107	12,808
Prepaid commissions, net of current portion	48,780	60,864
Deferred tax asset	64	232
Other assets	3,015	2,923
Total assets	$2,584,086	$2,631,780
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,054	$13,670
Accrued expenses	64,560	72,534
Accrued taxes	251	461
Accrued interest	23,434	12,360
Deferred revenue	369,475	388,500
Operating lease liabilities—short term	21,193	18,090
Current portion of notes payable	31,606	31,606
Current portion of financed equipment	790	2,447
Deferred consideration—short term	2,201	7,790
Other current liabilities	2,165	2,846
Total current liabilities	525,729	550,304
Long-term deferred revenue	99,652	105,418
Operating lease liabilities—long term	78,151	74,461
Notes payable—long term, net of original issue discounts of $16,859 and $13,101 and deferred financing costs of $25,690 and $20,210, respectively	1,649,867	1,623,171
Financed equipment—long term	—	202
Deferred tax liability	27,097	34,864
Deferred consideration—long term	—	7,087
Other liabilities	6,636	13,552
Total liabilities	2,387,132	2,409,059
Stockholders’ equity:
Preferred Stock—par value $0.0001; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock—par value $0.0001; 500,000,000 shares authorized; 146,259,868 and 147,570,072 shares issued at December 31, 2019 and September 30, 2020, respectively; 146,259,868 and 141,507,297 outstanding at December 31, 2019 and September 30, 2020, respectively	15	16
Additional paid-in capital	996,958	1,021,621
Treasury stock, at cost, 0 and 6,062,775 shares at December 31, 2019 and September 30, 2020, respectively	—	(10,048)
Accumulated other comprehensive loss	(4,088)	(1,965)
Accumulated deficit	(795,931)	(786,903)
Total stockholders’ equity	196,954	222,721
Total liabilities and stockholders’ equity	$2,584,086	$2,631,780
See accompanying notes to consolidated financial statements.

Endurance International Group Holdings, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2020	2019	2020
Revenue	$277,193	$278,426	$836,080	$824,607
Cost of revenue (including impairment of $0 and $17,892 for the three and nine months ended September 30, 2019, respectively)	120,755	116,662	384,196	345,991
Gross profit	156,438	161,764	451,884	478,616
Operating expense:
Sales and marketing	59,143	63,651	191,221	193,904
Engineering and development	28,257	28,425	77,299	79,958
General and administrative	30,309	31,160	92,826	90,937
Gain on sale of intangible assets	—	—	—	(2,365)
Transaction expenses	—	461	—	461
Total operating expense	117,709	123,697	361,346	362,895
Income from operations	38,729	38,067	90,538	115,721
Other income (expense):
Interest income	305	153	910	485
Interest expense	(36,057)	(29,959)	(110,308)	(93,879)
Total other expense—net	(35,752)	(29,806)	(109,398)	(93,394)
Income (loss) before income taxes	2,977	8,261	(18,860)	22,327
Income tax (benefit) expense	(4,839)	1,587	3,040	13,299
Net income (loss)	$7,816	$6,674	$(21,900)	$9,028
Comprehensive income (loss):
Foreign currency translation adjustments	(1,001)	1,245	(1,054)	1,122
Unrealized gain (loss) on cash flow hedge, net of tax benefit (expense) of $(70) and $200 for the three and nine months ended September 30, 2019, respectively, and $(92) and $(323) for the three and nine months ended September 30, 2020, respectively	240	286	(611)	1,001
Total comprehensive income (loss)	$7,055	$8,205	$(23,565)	$11,151
Basic net income (loss) per share	$0.05	$0.05	$(0.15)	$0.06
Diluted net income (loss) per share	$0.05	$0.05	$(0.15)	$0.06
Weighted-average common shares used in computing net income (loss) per share:
Basic	145,951,755	141,680,469	144,932,834	143,552,324
Diluted	146,301,595	147,178,734	144,932,834	147,334,403
See accompanying notes to consolidated financial statements.

Endurance International Group Holdings, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Number	Amount		Number	Amount
Balance—December 31, 2018	143,444,178	$14	$961,235	—	$—	$(3,211)	$(783,584)	$174,454
Vesting of restricted shares	116,526	—	—	—	—	—	—	—
Exercise of stock options	892	—	5	—	—	—	—	5
Other comprehensive gain (loss)	—	—	—	—	—	(1,362)	—	(1,362)
Net loss	—	—	—	—	—	—	(3,488)	(3,488)
Stock-based compensation	—	—	9,016	—	—	—	—	9,016
Balance—March 31, 2019	143,561,596	14	970,256	—	—	(4,573)	(787,072)	178,625
Vesting of restricted shares	2,176,738	—	—	—	—	—	—	—
Exercise of stock options	2,918	—	16	—	—	—	—	16
Other comprehensive gain (loss)	—	—	—	—	—	458	—	458
Net loss	—	—	—	—	—	—	(26,228)	(26,228)
Stock-based compensation	—	—	9,354	—	—	—	—	9,354
Balance—June 30, 2019	145,741,252	14	979,626	—	—	(4,115)	(813,300)	162,225
Vesting of restricted shares	398,293	1	(1)	—	—	—	—	—
Exercise of stock options	1,331	—	5	—	—	—	—	5
Other comprehensive gain (loss)	—	—	—	—	—	(761)	—	(761)
Net income	—	—	—	—	—	—	7,816	7,816
Stock-based compensation	—	—	9,143	—	—	—	—	9,143
Balance—September 30, 2019	146,140,876	15	988,773	—	—	(4,876)	(805,484)	178,428
Vesting of restricted shares	117,340	—	—	—	—	—	—	—
Exercise of stock options	1,652	—	6	—	—	—	—	6
Other comprehensive gain (loss)	—	—	—	—	—	788	—	788
Net income	—	—	—	—	—	—	9,553	9,553
Stock-based compensation	—	—	8,179	—	—	—	—	8,179
Balance—December 31, 2019	146,259,868	$15	$996,958	—	$—	$(4,088)	$(795,931)	$196,954

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Number	Amount		Number	Amount
Balance—December 31, 2019	146,259,868	$15	$996,958	—	$—	$(4,088)	$(795,931)	$196,954
Vesting of restricted shares	1,306,607	—	—	—	—	—	—	—
Exercise of stock options	3,597	—	13	—	—	—	—	13
Other comprehensive gain (loss)	—	—	—	—	—	(185)	—	(185)
Net loss	—	—	—	—	—	—	(2,244)	(2,244)
Stock-based compensation	—	—	9,836	—	—	—	—	9,836
Repurchase of common stock	—	—	—	(7,603,620)	(12,329)	—	—	(12,329)
Balance—March 31, 2020	147,570,072	15	$1,006,807	(7,603,620)	(12,329)	(4,273)	(798,175)	192,045
Vesting of restricted shares	1,571,903	1	—	—	—	—	—	1
Exercise of stock options	—	—	—	—	—	—	—	—
Other comprehensive gain (loss)	—	—	—	—	—	777	—	777
Net income	—	—	—	—	—	—	4,598	4,598
Stock-based compensation	—	—	9,595	—	—	—	—	9,595
Repurchase of common stock	—	—	—	(1,105,100)	(2,099)	—	—	(2,099)
Reissuance of treasury stock	(1,571,903)	—	(2,600)	1,571,903	2,600			—
Balance—June 30, 2020	147,570,072	$16	$1,013,802	(7,136,817)	$(11,828)	$(3,496)	$(793,577)	$204,917
Vesting of restricted shares	1,065,241	—	—	—	—	—	—	—
Exercise of stock options	8,801	—	52	—	—	—	—	52
Other comprehensive gain (loss)	—	—	—	—	—	1,531	—	1,531
Net income	—	—	—	—	—	—	6,674	6,674
Stock-based compensation	—	—	9,547	—	—	—	—	9,547
Reissuance of treasury stock	(1,074,042)	—	(1,780)	1,074,042	1,780	—	—	—
Balance—September 30, 2020	147,570,072	$16	$1,021,621	(6,062,775)	$(10,048)	$(1,965)	$(786,903)	$222,721
See accompanying notes to consolidated financial statements.

Endurance International Group Holdings, Inc.
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2019	2020
Cash flows from operating activities:
Net (loss) income	$(21,900)	$9,028
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation of property and equipment	33,385	38,266
Amortization of other intangible assets	64,137	52,406
Impairment of long-lived assets	17,892	—
Amortization of deferred financing costs	5,331	5,770
Amortization of net present value of deferred consideration	143	376
Amortization of original issue discounts	3,336	3,622
Stock-based compensation	27,513	28,978
Deferred tax expense	1,942	6,467
Loss on sale of assets	128	—
Gain on sale of intangible assets	—	(2,365)
Loss on early extinguishment of debt	—	83
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	34	893
Prepaid and refundable taxes	(5,908)	1,620
Prepaid expenses and other current assets	5,108	(20,069)
Leases right-of-use asset, net	395	519
Accounts payable and accrued expenses	(23,492)	4,416
Deferred revenue	7,636	27,222
Net cash provided by operating activities	115,680	157,232
Cash flows from investing activities:
Businesses acquired in purchase transactions, net of cash acquired	(8,875)	(16,998)
Purchases of property and equipment	(26,796)	(30,273)
Proceeds from sale of assets	1	—
Proceeds from sale of intangible assets	—	2,705
Net cash used in investing activities	(35,670)	(44,566)
Cash flows from financing activities:
Repayments of term loans	(75,000)	(23,705)
Repayments of senior notes	—	(11,807)
Purchase of treasury stock	—	(14,428)
Principal payments on financed equipment	(6,332)	(4,723)
Payment of deferred consideration	(2,500)	(1,500)
Proceeds from exercise of stock options	26	66
Net cash used in financing activities	(83,806)	(56,097)
Net effect of exchange rate on cash and cash equivalents and restricted cash	(483)	(829)
Net (decrease) increase in cash and cash equivalents and restricted cash	(4,279)	55,740
Cash and cash equivalents and restricted cash:
Beginning of period	90,576	112,997
End of period	$86,297	$168,737
Supplemental cash flow information:
Interest paid	$110,886	$93,773
Income taxes paid	$1,715	$4,296
Assets acquired under equipment financing	$—	$7,704
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
On November 1, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Razorback Technology Intermediate Holdings, Inc., a Delaware corporation (the “Parent”), and Razorback Technology, Inc., a Delaware corporation and a wholly owned subsidiary of the Parent (the “Merger Sub”). See Note 19, Subsequent Events.
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
The Company previously reported its financial results in three reportable segments: web presence, email marketing and domain. In conjunction with the process of simplifying the organization, the Company modified its internal reporting structure to reflect certain changes in its structure and leadership, and also changed the name of the email marketing segment to the "digital marketing" segment. This resulted in consolidation of its domain segment into the web presence segment. Starting with the three months ended March 31, 2020, the Company reports its financial results in two segments - web presence (including the former domain segment) and digital marketing. The Company recast the comparative information for the three and nine months ended September 30, 2019 to conform with the two-segment presentation.
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
Unaudited Interim Financial Information
The accompanying interim consolidated balance sheet as of September 30, 2020, and the related consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2019 and 2020, the consolidated statements of cash flows for the nine months ended September 30, 2019 and 2020, the consolidated statements of changes in stockholders' equity for the three and nine months ended September 30, 2019 and 2020, and the notes to consolidated financial statements are unaudited. These unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. The unaudited consolidated financial statements include, in the opinion of management, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of the Company’s financial position as of September 30, 2020, results of operations for the three and nine months ended September 30, 2019 and 2020, cash flows for the nine months ended September 30, 2019 and 2020, and changes in stockholders' equity for the three and nine months ended September 30, 2019 and 2020. The results in the consolidated statements of operations and comprehensive income (loss) are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2020.
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
Software Development Costs
The Company accounts for software development costs for internal-use software under the provisions of FASB ASC 350-40, Internal-Use Software. Accordingly, certain costs to develop internal-use computer software are capitalized, provided these costs are expected to be recoverable. During the three and nine months ended September 30, 2019, the Company capitalized internal-use software development costs of $3.8 million and $11.1 million, respectively. During the three and nine months ended September 30, 2020, the Company capitalized internal-use software development costs of $4.3 million and $13.7 million, respectively.
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
In accordance with ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350), the Company is required to review goodwill by reporting unit for impairment at least annually or more often if there are indicators of impairment present. Under U.S. GAAP, a reporting unit is either the equivalent of, or one level below, an operating segment. The Company performs its annual goodwill test as of October 31 of each fiscal year. As of December 31, 2019, the Company had identified a total of ten reporting units, and goodwill has been allocated to five of these reporting units. As of September 30, 2020, after the acquisition of WaJao, Inc., doing business as Retention Science ("Retention Science"), the Company identified a total of eleven reporting units and goodwill has been allocated to six of these reporting units. The Company also early adopted the provisions of ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350), which eliminates the second step of the goodwill impairment test. As a result, the Company's goodwill impairment test includes only one step, which is a comparison of the carrying value of each reporting unit to its fair value, and any excess carrying value, up to the amount of goodwill allocated, is impaired. Goodwill has been allocated to each reporting unit in accordance with ASC 350-20-40, which requires that goodwill be allocated based on the relative fair values of each reporting unit.
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
Because of the deterioration of economic conditions as a result of the COVID-19 pandemic, the Company reassessed its annual goodwill impairment test as of September 30, 2020. The Company performed a qualitative analysis, noting that the Company’s operating performance, both current and future based on updated projections, is in line with the projections used for the 2019 annual impairment test. The Company also noted that its market capitalization continues to exceed the book value of the stockholders’ equity. Based on the Company’s analysis, the Company has concluded that an impairment event has not been triggered, and as such, no impairment has been recorded.
Goodwill as of September 30, 2020 was $1,852.8 million. The carrying value of goodwill that was allocated to the web presence and digital marketing reporting segments was approximately $1,232.2 million and $620.6 million, respectively. For the three and nine months ended September 30, 2020, as noted above, no impairment triggering events were identified and no impairment has been recorded.
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

During the three and nine months ended September 30, 2019, the Company recognized an impairment charge of $0.0 million and $17.9 million, respectively, relating primarily to premium domain name intangible assets acquired in 2014, which was recorded in cost of revenue in the consolidated statements of operations and comprehensive income (loss). The impairment resulted from market conditions that adversely impacted cash flows from these assets, and these market conditions are expected to continue. The Company valued its premium domain name assets based on a discounted projected cash flows from these assets using a discount rate of 11.6%, which resulted in an impairment of $16.2 million. The balance of the impairment charge was primarily related to developed technology intangible assets associated with the premium domain business which were valued using a relief from royalty approach. During the three and nine months ended September 30, 2020, the Company recorded no impairment charge associated with these intangible assets.
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

Retention Science provides customers with an artificial intelligence customer data platform and email marketing automation solutions. Pricing is primarily based on volume and the level of customization of the solution provided to the customer. Revenue, including revenue from professional services, is recognized ratably over the term of the contract, while overages are recognized one month in arrears.
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
The Company maintains a reserve for refunds and chargebacks related to revenue that has been recognized and is expected to be refunded, as calculated based on observed historical trends. The Company had a refund and chargeback reserve of $0.3 million and $0.4 million as of December 31, 2019 and September 30, 2020, respectively. The portion of deferred revenue that was expected to be refunded at December 31, 2019 and September 30, 2020 was $1.9 million and $1.9 million, respectively. Based on refund history, approximately 84% of all refunds happen in the same fiscal month that the contract starts or renews, and approximately 95% of all refunds happen within 45 days of the contract start or renewal date.
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
The following table provides a reconciliation of the Company's deferred revenue as of September 30, 2020:

	Short-term	Long-term
	(unaudited, in thousands)
Balance at December 31, 2019	$369,475	$99,652
Recognition of beginning deferred revenue into revenue, as a result of performance obligations satisfied	(319,426)	—
Cash received in advance during the period	647,984	204,186
Recognition of cash received in the period into revenue, as a result of performance obligations satisfied	(505,181)	—
Increase to deferred revenue due to acquisition of Retention Science	404	—
Impact of foreign exchange rates	(3,176)	—
Reclassification between short-term and long-term	198,420	(198,420)
Balance at September 30, 2020	$388,500	$105,418
The difference between the opening and closing balances of the Company’s deferred revenue liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment. During the nine months ended September 30, 2020, the Company recognized $319.4 million from beginning deferred revenue current balances existing at December 31, 2019, and $0.0 million from beginning period long-term balances existing at December 31, 2019. The Company did not recognize any revenue from performance obligations satisfied in prior periods.
The following table provides the remaining performance obligation amounts as of September 30, 2020. These amounts are equivalent to the ending deferred revenue balance of $493.9 million, which includes both short and long-term amounts:

	Web presence	Digital marketing	Total
	(unaudited, in thousands)
Remaining performance obligation, short-term	$332,020	$56,480	$388,500
Remaining performance obligation, long-term	105,412	6	105,418
Total	$437,432	$56,486	$493,918
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

	Short-term	Long-term
	(unaudited, in thousands)
Balance at December 31, 2019	$38,435	$48,780
Deferred customer acquisition costs incurred in the period	20,197	35,191
Amounts recognized as expense in the period	(39,606)	—
Impact of foreign exchange rates	(163)	87
Adjustment resulting from sale of SinglePlatform business	—	(15)
Reclassification between short-term and long-term	23,179	(23,179)
Balance at September 30, 2020	$42,042	$60,864
As of September 30, 2020, the Company had a total of approximately $90.8 million and $12.1 million in deferred assets relating to costs incurred to obtain or fulfill contracts in its web presence and digital marketing segments, respectively. These deferred assets consist entirely of recoverable, specific, success-based sales commissions. During the nine months ended September 30, 2020, the Company recognized total amortization costs related to the above items of approximately $35.1 million and $4.5 million in its web presence and digital marketing segments, respectively, which were included in sales and marketing in the consolidated statements of operations and comprehensive income (loss).
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
Net Income (Loss) per Share
The Company considered FASB ASC 260-10, Earnings per Share, which requires the presentation of both basic and diluted earnings per share in the consolidated statements of operations and comprehensive income (loss). The Company’s basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding for the period, and, if there are dilutive securities, diluted income (loss) per share is computed by including common stock equivalents which includes shares issuable upon the exercise of stock options, net of shares assumed to have been purchased with the proceeds, using the treasury stock method.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2020	2019	2020
	(unaudited) (in thousands, except share amounts and per share data)
Net income (loss)	$7,816	$6,674	$(21,900)	$9,028
Net income (loss) per share:
Basic	$0.05	$0.05	$(0.15)	$0.06
Diluted	$0.05	$0.05	$(0.15)	$0.06
Weighted-average common shares used in computing net income (loss) per share:
Basic	145,951,755	141,680,469	144,932,834	143,552,324
Diluted	146,301,595	147,178,734	144,932,834	147,334,403
The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted income (loss) per share because the effect of including such potentially dilutive shares would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2020	2019	2020
	(unaudited)
Restricted stock awards and units	9,310,082	10,222,093	3,977,996	12,196,533
Options	9,001,646	5,437,994	8,931,747	5,590,983
Total	18,311,728	15,660,087	12,909,743	17,787,516
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
In October 2020, the FASB issued ASU No. 2020-09, Debt (Topic 470): Amendments to SEC Paragraphs Pursuant to SEC Release No. 33-10762, which provides for omission of financial statements with respect to guaranteed securities, if certain criteria are met. The new guidance is effective January 4, 2021. The Company is currently evaluating the timing of adoption of the new guidance.
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
Acquisitions - 2020
Retention Science
On August 7, 2020, the Company acquired Retention Science. Retention Science is a provider of artificial intelligence ("AI") driven e-commerce email marketing services. The Company acquired 100% of the equity interest in Retention Science for a maximum potential purchase price of $35.0 million, consisting of approximately $17.5 million paid in cash upon closing, and up to $17.5 million to be paid in a combination of deferred consideration and contingent earn-outs over the next three years. As at August 7, 2020, the fair value of the deferred consideration and the contingent earn-outs was $13.8 million, which consisted of $8.0 million of deferred consideration, and $5.8 million of contingent earn-out consideration. The deferred consideration is made up of two installment payments that will be paid out over two years. The contingent earn-out consideration is based on the successful achievement of product milestones and specific revenue performance, and is payable in multiple installments over the course of 36 months post-closing. Transaction costs were expensed as incurred and amounted to $0.5 million. The Company has accounted for this transaction as a business combination in accordance with the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date. The following table summarizes the preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed at the date of acquisition:

August 7, 2020
(unaudited)
(in thousands)
Working capital	$390
Deferred revenue	(404)
Deferred tax liability	(814)
Goodwill	17,208
Developed technology	13,400
Subscriber relationships	1,950
Total	$31,730
Goodwill related to the acquisition is not deductible for tax purposes.
The Company has not furnished pro forma financial information or the results of operations of Retention Science for the post-acquisition period, as the acquisition was not material, individually or in the aggregate, to the Company's consolidated financial statements.
Acquisitions - 2019
Ecomdash
On September 13, 2019, the Company acquired substantially all of the assets of LTD Software LLC, doing business as Ecomdash (“Ecomdash”), which is a software provider that offers inventory management and marketplace listing solutions for small and mid-sized businesses selling online. The aggregate purchase price was $9.6 million, of which approximately $8.9 million was paid in cash at the closing. The Company retained the remainder of the purchase price as a holdback to fund any working capital adjustment, if applicable, and to serve as security for the indemnification obligations of the seller under the asset purchase agreement. Subject to any indemnification claims, the Company would release the holdback funds, less a small working capital adjustment, to the seller, 12 months from the closing date. As of September 30, 2020, an indemnification claim is in process, and therefore the holdback has not been released to the seller. Transaction costs were expensed as incurred. The Company has accounted for this transaction as a business combination in accordance with the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date. The following table summarizes the preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed at the date of acquisition:

September 13, 2019
(in thousands)
Working capital	$(187)
Goodwill	6,973
Developed technology	2,445
Subscriber relationships	390
Total	$9,621
Goodwill related to the acquisition is deductible for tax purposes.
Summary of Deferred Consideration Related to Acquisitions
Components of short-term and long-term deferred consideration, including contingent earn-out consideration, as of December 31, 2019 and September 30, 2020 consisted of the following:

	December 31, 2019		September 30, 2020
	Short-term	Long-term	Short-term	Long-term
	(in thousands)
AppMachine deferred consideration (acquired in 2016)	$1,455	$—	$—	$—
Ecomdash deferred consideration (acquired in 2019)	746	—	746	—
Retention Science deferred consideration (acquired in 2020)	—	—	4,661	3,437
Retention Science contingent earn-out consideration (acquired in 2020)	—	—	2,383	3,650
Total	$2,201	$—	$7,790	$7,087
Divestitures - 2019
SinglePlatform
On December 5, 2019, the Company completed the sale of substantially all of its SinglePlatform digital storefront business, including all of the membership interests of its subsidiary SinglePlatform, LLC, to TripAdvisor LLC for consideration of approximately $51.0 million in cash. The Company recognized a pre-tax gain on the sale of $40.7 million during the three months ended December 31, 2019, which was recorded as an operating expense in the consolidated statements of operations and other comprehensive income (loss). SinglePlatform contributed $6.8 million and $20.6 million in revenue in the three and nine months ended September 30, 2019.
4. Property, Plant and Equipment
Components of property and equipment consisted of the following:

	December 31, 2019	September 30, 2020
		(unaudited)
	(in thousands)
Land	$790	$790
Building	8,285	8,308
Software	109,546	128,028
Computers and office equipment	187,056	205,380
Furniture and fixtures	18,918	18,566
Leasehold improvements	20,469	20,643
Construction in process	5,850	5,732
Property and equipment—at cost	350,914	387,447
Less: accumulated depreciation	(264,989)	(299,098)
Property and equipment—net	$85,925	$88,349
Depreciation expense related to property and equipment for the three months ended September 30, 2019 and 2020 was $11.3 million and $12.8 million, respectively. Depreciation expense related to property and equipment for the nine months ended September 30, 2019 and 2020 was $33.4 million and $38.3 million, respectively.
Financed equipment with a cost basis of $24.4 million was included in software as of September 30, 2020. The net carrying value of financed equipment as of September 30, 2020 was $3.7 million.
5. Leases
The Company has operating leases for data centers, corporate offices, data center equipment, and office equipment. The Company's leases have remaining lease terms of less than 1 year to 6.3 years, some of which include options to extend.
The Company's lease expense consisted entirely of operating leases and amounted to $6.9 million and $21.5 million for the three and nine months ended September 30, 2019, respectively, and $6.6 million and $20.3 million for the three and nine months ended September 30, 2020, respectively. Operating lease payments, which reduced operating cash flows, amounted to $6.7 million and $20.6 million for the three and nine months ended September 30, 2019, respectively, and $6.0 million and $18.4 million for the three and nine months ended September 30, 2020, respectively.

Supplemental balance sheet information related to leases was as follows:

	December 31, 2019	September 30, 2020
		(unaudited)
	(in thousands)
Operating lease right-of-use assets	$90,519	$83,224

Operating lease liabilities—short term	$21,193	$18,090
Operating lease liabilities—long term	78,151	74,461
Total operating lease liabilities	$99,344	$92,551
As of September 30, 2020, the weighted-average remaining lease term was 4.97 years and the discount rate for the Company's leases was 6.84%.
Maturities for leases were as follows:

Operating Leases
(unaudited)
(in thousands)
Remainder of 2020	$6,365
2021	22,749
2022	21,153
2023	19,938
2024	16,203
Thereafter	23,210
Total lease payments	$109,618
Less: imputed interest	17,067
Total	$92,551
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
As of December 31, 2019 and September 30, 2020, the Company’s financial assets required to be measured on a recurring basis consisted of the 2018 interest rate cap and certain cash equivalents, which included money market instruments and bank time deposits. The Company has classified the interest rate caps, which are discussed in Note 7, Derivatives and Hedging Activities, below, within Level 2 of the fair value hierarchy. The Company has also classified these cash equivalents within Level 2 of the fair value hierarchy. The 2015 interest rate cap matured during the three months ended March 31, 2019.
As of December 31, 2019, the Company had no financial liabilities required to be measured on a recurring basis. As of September 30, 2020, the Company's financial liabilities required to be measured on a recurring basis consisted of accrued earn-out consideration payable in connection with the 2020 acquisition of Retention Science. The Company has classified its liabilities for contingent earn-out consideration related to the Retention Science acquisition within Level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which included probability weighted cash flows. The earn-out consideration in the table below is included in total deferred consideration in the Company's consolidated balance sheets.
Basis of Fair Value Measurements

	Balance	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Balance at December 31, 2019
Financial assets:
Cash equivalents (included in cash and cash equivalents)	$2,834	$—	$2,834	$—
Interest rate cap (included in other assets)	6	—	6	—
Total financial assets	$2,840	$—	$2,840	$—
Financial liabilities:
Contingent earn-out consideration	$—	$—	$—	$—
Total financial liabilities	$—	$—	$—	$—

Balance at September 30, 2020	(unaudited)
Financial assets:
Cash equivalents (included in cash and cash equivalents)	$18,020	$—	$18,020	$—
Interest rate cap (included in other assets)	—	—	—	—
Total financial assets	$18,020	$—	$18,020	$—
Financial liabilities:
Contingent earn-out consideration	$6,033	$—	$—	$6,033
Total financial liabilities	$6,033	$—	$—	$6,033
The following table summarizes the changes in the financial liabilities measured on a recurring basis using Level 3 inputs as of September 30, 2020:

Amount
(unaudited)
(in thousands)
Financial liabilities measured using Level 3 inputs at December 31, 2019	$—
Establishment of contingent earn-out at fair value arising from the acquisition of Retention Science	5,800
Change in fair value of contingent earn-outs	233
Financial liabilities measured using Level 3 inputs at September 30, 2020	$6,033
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
In June 2018, the Company entered into a three-year interest rate cap with $800.0 million notional value outstanding. This interest rate cap was effective beginning on August 28, 2018. The fair value of this interest rate contract included in other assets on the consolidated balance sheet as of September 30, 2020 was $0.0 million, and the Company recognized $0.4 million and $1.3 million of interest expense in the Company’s consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2020, respectively. The Company recognized a $1.3 million gain, net of a tax expense of $0.3 million, in Accumulated Other Comprehensive Income ("AOCI") for the nine months ended September 30, 2020. The Company estimates that $1.6 million will be reclassified from AOCI to interest expense (as an increase to interest expense) in the next twelve months.
The changes in the fair value of derivatives that qualify as cash flow hedges is recorded in AOCI, and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.
8. Goodwill and Other Intangible Assets
The following table summarizes the changes in the Company’s goodwill balances from December 31, 2019 to September 30, 2020:

	Web presence	Digital marketing	Total
	(in thousands)
Goodwill balance at December 31, 2019	$1,231,896	$603,414	$1,835,310
Goodwill related to 2020 acquisitions	—	17,208	17,208
Foreign translation impact	262	—	262
Goodwill balance at September 30, 2020	$1,232,158	$620,622	$1,852,780
In accordance with ASC 350, Intangibles - Goodwill and Other, the Company reviews goodwill and other indefinite-lived intangible assets for indicators of impairment on an annual basis and between tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount.
As of December 31, 2019, other intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Useful Life
	(dollars in thousands)
Developed technology	$280,330	$207,844	$72,486	7 years
Subscriber relationships	659,837	529,276	130,561	7 years
Trade names	134,046	94,982	39,064	8 years
Intellectual property	34,263	31,372	2,891	5 years
Domain names available for sale	18,160	18,160	—	Indefinite
Total December 31, 2019	$1,126,636	$881,634	$245,002
As of September 30, 2020, other intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Useful Life
	(unaudited, dollars in thousands)
Developed technology	$293,874	$230,196	$63,678	8 years
Subscriber relationships	661,488	552,435	109,053	7 years
Trade names	134,036	101,153	32,883	8 years
Intellectual property	33,483	31,518	1,965	5 years
Domain names available for sale	18,160	18,160	—	Indefinite
Total September 30, 2020	$1,141,041	$933,462	$207,579
During the nine months ended September 30, 2019, the Company recorded an impairment charge of $17.9 million relating to premium domain name intangible assets acquired in 2014, which was recorded in cost of revenue in the consolidated statement of operations and comprehensive income (loss). During the nine months ended September 30, 2020, there were no impairment charges of intangible assets.
During the nine months ended September 30, 2020, the Company sold certain intellectual property assets for net proceeds of $2.7 million and a gain of $2.4 million, which was recorded as a gain on sale of intangible assets in the consolidated statements of operations and comprehensive income (loss).
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
The Company’s amortization expense is included in cost of revenue in the consolidated statements of operations and comprehensive income (loss) in the aggregate amounts of $21.7 million and $17.8 million for the three months ended September 30, 2019 and 2020, respectively. The Company’s amortization expense is included in cost of revenue in the consolidated statements of operations and comprehensive income (loss) in the aggregate amounts of $64.1 million and $52.4 million for the nine months ended September 30, 2019 and 2020, respectively.
9. Notes Payable
As of December 31, 2019 and September 30, 2020, notes payable, net of original issue discounts and deferred financing costs, consisted of the following:

	December 31, 2019	September 30, 2020
		(unaudited)
	(in thousands)
Term Loan	$1,347,056	$1,329,531
Notes	334,417	325,246
Revolving credit facilities	—	—
Total notes payable	1,681,473	1,654,777
Current portion of notes payable	31,606	31,606
Notes payable - long term	$1,649,867	$1,623,171
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
The Term Loan has a maturity date of February 9, 2023 and requires quarterly mandatory repayments of principal. During the nine months ended September 30, 2020, the Company made three mandatory repayments of $7.9 million each, for a total mandatory repayment of $23.7 million.

Interest is payable on maturity of the elected interest period for a term loan with a LIBOR-based interest rate, which interest period can be one, two, three or six months. Interest is payable at the end of each fiscal quarter for a term loan with an alternate base rate.
As of December 31, 2019 and September 30, 2020, the Term Loan had an outstanding balance of:

	December 31, 2019	September 30, 2020
		(unaudited)
	(in thousands)
Term Loan	$1,374,022	$1,350,318
Unamortized deferred financing costs	(14,331)	(11,047)
Unamortized original issue discount	(12,635)	(9,740)
Net Term Loan	1,347,056	1,329,531
Current portion of Term Loan	31,606	31,606
Term Loan - long term	$1,315,450	$1,297,925
Revolving Credit Facility
The Company has a revolving credit facility (the “Revolver”), which has an aggregate available amount of $165.0 million. As of December 31, 2019 and September 30, 2020, the Company did not have any balances outstanding under the Revolver and the full amount of the facility was unused and available.
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
During the nine months ended September 30, 2020, the Company redeemed a total of $12.2 million of the Senior Notes in voluntary, privately negotiated transactions. The redemptions were made at an average price of 96.5%, for an immaterial net loss on redemption of $0.1 million after recording a charge of $0.5 million (included in interest expense) to write off original issue discounts and deferred financing costs relating to the redemptions.
As of December 31, 2019 and September 30, 2020, the Senior Notes had an outstanding balance of:

	December 31, 2019	September 30, 2020
		(unaudited)
	(in thousands)
Senior Notes	$350,000	$337,770
Unamortized deferred financing costs	(11,359)	(9,163)
Unamortized original issue discount	(4,224)	(3,361)
Net Senior Notes	334,417	325,246
Current portion of Senior Notes	—	—
Senior Notes - long term	$334,417	$325,246
Interest on the Senior Notes is payable twice a year, on August 1st and February 1st.
Maturity of Notes Payable
The maturity of the notes payable at September 30, 2020 is as follows:

Amounts
(unaudited)
Amounts maturing in:	(in thousands)
Remainder of 2020	$7,902
2021	31,606
2022	31,606
2023	1,279,204
2024	337,770
Thereafter	—
Total	$1,688,088
Interest
The Company recorded $36.1 million and $30.0 million in interest expense for the three months ended September 30, 2019 and 2020, respectively, and $110.3 million and $93.9 million for the nine months ended September 30, 2019 and 2020, respectively.
The following table provides a summary of interest rates and interest expense for the three and nine months ended September 30, 2019 and 2020:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2020
	(unaudited)
	(percentage per annum)
Interest rate—LIBOR	5.88%-6.27%	4.75%-4.75%	5.88%-6.44%	4.75%-5.67%
Interest rate—alternate base rate	*	*	*	*
Interest rate—Senior Notes	10.875%	10.875%	10.875%	10.875%
Non-refundable fee—unused facility	0.50%	0.50%	0.50%	0.50%
	(in thousands)
Interest expense and service fees	$32,965	$26,332	$101,072	$83,704
Amortization of deferred financing fees	1,822	1,978	5,331	5,770
Amortization of original issue discounts	1,138	1,255	3,336	3,622
Amortization of net present value of deferred consideration	23	331	143	376
Loss on extinguishment of debt	—	—	—	83
Other interest expense	109	63	426	324
Total interest expense	$36,057	$29,959	$110,308	$93,879

* The Company did not have debt-bearing interest based on the alternate base rate for the three and nine months ended September 30, 2019 and 2020.
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
The Company was in compliance with all covenants at September 30, 2020.
10. Stock-Based Compensation
The Company has two stock incentive plans, as described below.
2013 Stock Incentive Plan
The Amended and Restated 2013 Stock Incentive Plan (the “2013 Plan”) of the Company became effective upon the closing of its initial public offering. The 2013 Plan provides for the grant of options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to employees, officers, directors, consultants and advisers of the Company. Under the 2013 Plan, the Company may issue up to 38,000,000 shares of the Company’s common stock. At September 30, 2020, there were 3,267,619 shares available for grant under the 2013 Plan.
2011 Stock Incentive Plan
As of February 9, 2016, the effective date of the acquisition of Constant Contact, the Company assumed and converted certain outstanding equity awards granted by Constant Contact under the Constant Contact 2011 Stock Incentive Plan (the “2011 Plan”) prior to the effective date of the acquisition (the “Assumed Awards”) into corresponding equity awards with respect to shares of the Company’s common stock. In addition, the Company assumed certain shares of Constant Contact common stock, par value $0.01 per share, available for issuance under the 2011 Plan (the “Available Shares”), which will be available for future issuance under the 2011 Plan in satisfaction of the vesting, exercise or other settlement of options and other equity awards that may be granted by the Company following the effective date of the acquisition of Constant Contact in reliance on the prior approval of the 2011 Plan by the stockholders of Constant Contact. The Assumed Awards were converted into 2,143,987 stock options and 2,202,846 restricted stock units with respect to the Company’s common stock and the Available Shares were converted into 10,000,000 shares of the Company’s common stock reserved for future awards under the 2011 Plan. At September 30, 2020, there were 9,098,318 shares available for grant under the 2011 Plan.
All Plans
The following table presents total stock-based compensation expense recorded in the consolidated statements of operations and comprehensive income (loss) for all awards granted under the Company’s 2013 Plan and 2011 Plan:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2020	2019	2020
	(unaudited, in thousands)
Cost of revenue	$738	$683	$2,620	$2,163
Sales and marketing	1,807	1,694	5,388	5,415
Engineering and development	1,435	1,347	4,200	3,564
General and administrative	5,163	5,823	15,305	17,836
Total stock-based compensation expense	$9,143	$9,547	$27,513	$28,978
Under both the 2011 and 2013 Plans combined, as of September 30, 2020, the Company had approximately $2.6 million of unrecognized stock-based compensation expense related to option awards that will be recognized over 1.1 years and approximately $58.4 million of unrecognized stock-based compensation expense related to restricted stock awards and restricted stock units that will be recognized over 2.0 years.
2013 Stock Incentive Plan
The following table provides a summary of the Company’s stock options as of September 30, 2020 and the stock option activity during the nine months ended September 30, 2020 for all stock options granted under the 2013 Plan:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(3) (in thousands)
	(unaudited)
Outstanding at December 31, 2019	5,276,679	$10.57
Granted	—	$—
Exercised	—	$—
Forfeited	(2,814)	$8.58
Expired	(164,818)	$10.39
Outstanding at September 30, 2020	5,109,047	$10.58	6.0	$—
Exercisable at September 30, 2020	4,498,644	$10.94	5.8	$—
Expected to vest after September 30, 2020(1)	610,403	$7.91	8.2	$—
Exercisable as of September 30, 2020 and expected to vest (2)	5,109,047	$10.58	6.0	$—
(1)This represents the number of unvested options outstanding as of September 30, 2020 that are expected to vest in the future.
(2)This represents the number of vested options as of September 30, 2020 plus the number of unvested options outstanding as of September 30, 2020 that are expected to vest in the future.
(3)The aggregate intrinsic value was calculated based on the positive difference, if any, between the estimated fair value of the Company’s common stock on September 30, 2020 of $5.74 per share, or the date of exercise, as appropriate, and the exercise price of the underlying options.
Restricted stock units granted under the 2013 Plan generally vest annually over a three-year period, unless otherwise determined by the Company’s board of directors. The following table provides a summary of the Company’s restricted stock unit activity for the 2013 Plan during the nine months ended September 30, 2020:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
	(unaudited)
Non-vested at December 31, 2019	9,005,109	$6.90
Granted	10,524,167	$4.11
Vested	(3,550,214)	$7.10
Canceled	(661,895)	$5.88
Non-vested at September 30, 2020	15,317,167	$4.98

Restricted stock awards granted under the 2013 Plan generally vest annually over a four-year period, unless otherwise determined by the Company’s board of directors. The following table provides a summary of the Company’s restricted stock award activity for the 2013 Plan during the nine months ended September 30, 2020:

	Restricted Stock Awards	Weighted- Average Grant Date Fair Value
	(unaudited)
Non-vested at December 31, 2019	159,517	$10.68
Granted	—	$—
Vested	(141,164)	$10.98
Canceled	(2,570)	$10.09
Non-vested at September 30, 2020	15,783	$8.08
2011 Stock Incentive Plan
The following table provides a summary of the Company’s stock options as of September 30, 2020 and the stock option activity during the nine months ended September 30, 2020 for all stock options granted under the 2011 Plan:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(3) (in thousands)
	(unaudited)
Outstanding at December 31, 2019	533,547	$8.83
Granted	—	$—
Exercised	(12,398)	$5.31
Forfeited	(1,277)	$9.43
Expired	(211,697)	$8.43
Outstanding at September 30, 2020	308,175	$9.24	1.8	$—
Exercisable at September 30, 2020	306,790	$9.24	1.8	$—
Expected to vest after September 30, 2020(1)	1,385	$8.12	3.3	$—
Exercisable as of September 30, 2020 and expected to vest (2)	308,175	$9.24	1.8	$—
(1)This represents the number of unvested options outstanding as of September 30, 2020 that are expected to vest in the future.
(2)This represents the number of vested options as of September 30, 2020 plus the number of unvested options outstanding as of September 30, 2020 that are expected to vest in the future.
(3)The aggregate intrinsic value was calculated based on the positive difference, if any, between the estimated fair value of the Company’s common stock on September 30, 2020 of $5.74 per share, or the date of exercise, as appropriate, and the exercise price of the underlying options.
Unless otherwise determined by the Company’s board of directors, restricted stock units granted under the 2011 Plan generally vest annually over a three- or a four-year period. The following table provides a summary of the Company’s restricted stock unit activity for the 2011 Plan during the nine months ended September 30, 2020:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
	(unaudited)
Non-vested at December 31, 2019	320,142	$8.35
Granted	—	$—
Vested	(252,373)	$8.36
Canceled	(27,855)	$8.66
Non-vested at September 30, 2020	39,914	$8.08

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
There were no shares of preferred stock issued or outstanding as of December 31, 2019 and September 30, 2020.
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
During the nine months ended September 30, 2020, the Company repurchased a total of approximately $14.4 million of its common stock under the program, of which approximately $7.0 million was repurchased in open market transactions pursuant to a 10b5-1 plan and $7.45 million was repurchased in a privately negotiated transaction with Okumus Fund Management Ltd., as discussed below.
As of September 30, 2020, of the $40.0 million authorized amount, the Company had $25.6 million remaining available under the share repurchase program.
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
12. Accumulated Other Comprehensive Loss
The following table presents the components of accumulated other comprehensive loss (income):

	Foreign Currency Translation Adjustments	Unrealized (Loss) Gain on Cash Flow Hedge	Total
	(unaudited, in thousands)
Balance at December 31, 2019	$(2,135)	$(1,953)	$(4,088)
Other comprehensive (loss) income	1,122	1,001	2,123
Balance at September 30, 2020	$(1,013)	$(952)	$(1,965)
13. Revenue
During the three months ended September 30, 2019 and 2020, the Company recognized $277.2 million and $278.4 million of revenue, respectively, the majority of which was derived from contracts with customers. During the nine months ended September 30, 2019 and 2020, the Company recognized $836.1 million and $824.6 million, respectively, the majority of which was derived from contracts with customers.
During the three and nine months ended September 30, 2019 and 2020, the Company did not incur any impairment or credit losses on any receivables or contract assets arising from the Company’s contracts with customers.

In accordance with ASC 606, the Company disaggregates revenue from contracts with customers based on the timing of revenue recognition. The Company determined that disaggregating revenue into these categories depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. As discussed in Note 18, Segment Information, the Company's business consists of the web presence and digital marketing segments. The following table presents disaggregated revenues by category for the three and nine months ended September 30, 2019 and 2020:

	Three Months Ended September 30, 2019
	Web presence	Digital marketing	Total
	(unaudited, in thousands)
Subscription-based revenue
Direct revenue from subscriptions	$146,213	$101,302	$247,515
Professional services	3,022	344	3,366
Reseller revenue	17,453	939	18,392
Total subscription-based revenue	$166,688	$102,585	$269,273

Non-subscription-based revenue
MDF	$1,986	$180	$2,166
Premium domains	4,466	—	4,466
Domain parking and monetization	1,288	—	1,288
Total non-subscription-based revenue	$7,740	$180	$7,920

Total revenue	$174,428	$102,765	$277,193

	Nine Months Ended September 30, 2019
	Web presence	Digital marketing	Total
	(unaudited, in thousands)
Subscription-based revenue
Direct revenue from subscriptions	$442,243	$303,596	$745,839
Professional services	9,530	1,130	10,660
Reseller revenue	52,824	2,732	55,556
Total subscription-based revenue	$504,597	$307,458	$812,055

Non-subscription-based revenue
MDF	$5,923	$526	$6,449
Premium domains	13,520	—	13,520
Domain parking and monetization	4,056	—	4,056
Total non-subscription-based revenue	$23,499	$526	$24,025

Total revenue	$528,096	$307,984	$836,080

	Three Months Ended September 30, 2020
	Web presence	Digital marketing	Total
	(unaudited, in thousands)
Subscription-based revenue
Direct revenue from subscriptions	$149,556	$98,417	$247,973
Professional services	3,184	900	4,084
Reseller revenue	17,590	1,000	18,590
Total subscription-based revenue	$170,330	$100,317	$270,647

Non-subscription-based revenue
MDF	$1,580	$45	$1,625
Premium domains	4,669	—	4,669
Domain parking and monetization	1,485	—	1,485
Total non-subscription-based revenue	$7,734	$45	$7,779

Total revenue	$178,064	$100,362	$278,426

	Nine Months Ended September 30, 2020
	Web presence	Digital marketing	Total
	(unaudited, in thousands)
Subscription-based revenue
Direct revenue from subscriptions	$445,117	$290,603	$735,720
Professional services	9,216	2,189	11,405
Reseller revenue	52,176	2,860	55,036
Total subscription-based revenue	$506,509	$295,652	$802,161

Non-subscription-based revenue
MDF	$4,671	$241	$4,912
Premium domains	13,518	—	13,518
Domain parking and monetization	4,016	—	4,016
Total non-subscription-based revenue	$22,205	$241	$22,446

Total revenue	$528,714	$295,893	$824,607
Subscription-based revenue is primarily recognized over time, when the services are performed, except for third-party products for which the Company acts as an agent. Revenue from third-party products for which the Company acts as an agent is recognized at a point in time, when the revenue is earned.
Revenue, classified by the major geographic areas in which the Company’s customers are located, was as follows for the three and nine months ended September 30, 2019 and 2020:

	Three Months Ended September 30, 2019
	Web presence	Digital marketing	Total
	(unaudited, in thousands)
Domestic	$108,100	$95,068	$203,168
International	66,328	7,697	74,025
Total	$174,428	$102,765	$277,193

	Nine Months Ended September 30, 2019
	Web presence	Digital marketing	Total
	(unaudited, in thousands)
Domestic	$327,113	$284,540	$611,653
International	200,983	23,444	224,427
Total	$528,096	$307,984	$836,080

	Three Months Ended September 30, 2020
	Web presence	Digital marketing	Total
	(unaudited, in thousands)
Domestic	$109,113	$93,016	$202,129
International	68,951	7,346	76,297
Total	$178,064	$100,362	$278,426

	Nine Months Ended September 30, 2020
	Web presence	Digital marketing	Total
	(unaudited, in thousands)
Domestic	$325,337	$273,785	$599,122
International	203,377	22,108	225,485
Total	$528,714	$295,893	$824,607
14. Income Taxes
For the three months ended September 30, 2019 and 2020, the Company recognized a tax benefit of $4.8 million and tax expense of $1.6 million, respectively, in the consolidated statements of operations and comprehensive income (loss). For the nine months ended September 30, 2019 and 2020, the Company recognized a tax expense of $3.0 million and $13.3 million, respectively, in the consolidated statements of operations and comprehensive income (loss).
The components of the expense for income taxes consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2020	2019	2020
	(unaudited, in thousands)
Current:
U.S. Federal and State	$(3,254)	$577	$599	$4,156
Foreign	(1,091)	(1)	499	2,676
Total current (benefit) expense	(4,345)	576	1,098	6,832
Deferred:
U.S. Federal and State	(580)	1,042	1,986	6,643
Foreign	86	(31)	(44)	(176)
Total deferred (benefit) expense	(494)	1,011	1,942	6,467
Total (benefit) expense	$(4,839)	$1,587	$3,040	$13,299
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

The Company is required to assess its ability to realize its deferred tax assets. Assessing the realization of deferred tax assets requires significant management judgment. In determining whether its deferred tax assets are more likely than not realizable, the Company evaluated all available positive and negative evidence, and weighted the evidence based on its objectivity. Evidence the Company considered included:

•Net operating losses ("NOLs") incurred from the Company’s inception to date
•Expiration of various federal, state and foreign tax attributes
•Reversals of existing temporary differences
•Composition and cumulative amounts of existing temporary differences and
•Current year forecasted profit before tax
After consideration of all positive and negative evidence, the Company believes that it is more likely than not that a portion of its deferred tax assets will not be realized. The Company has recorded a valuation allowance at December 31, 2019 and September 30, 2020 of $44.1 million and $50.6 million, respectively, against its U.S. deferred tax assets. The increase in valuation allowance is primarily due to the change in the timing of when the existing temporary differences are expected to reverse in the future. The Company has recorded a valuation allowance at December 31, 2019 against its foreign deferred tax assets of $6.0 million, of which $3.5 million is in the Netherlands, $1.5 million is in Brazil, and $1.0 million is in various other foreign jurisdictions. The Company has recorded a valuation allowance at September 30, 2020 against its foreign deferred tax assets of $6.3 million, of which $3.4 million is in the Netherlands, $1.9 million is in Brazil, and $1.0 million is in various other foreign jurisdictions.
The CARES Act was enacted on March 27, 2020. The CARES Act is an emergency economic stimulus package that includes spending and tax cuts to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. While the CARES Act provides sweeping tax changes in response to the COVID-19 pandemic, some of the more significant provisions which are expected to impact the Company’s financial statements include increasing the ability to deduct interest expense, as well as amending certain provisions of the previously enacted TCJA. As of September 30, 2020, the Company recognized a benefit of $1.7 million as a component of income tax expense from continuing operations related to the CARES Act. Based on the Company's assessments, the Company anticipates that the CARES Act will allow the Company to defer its 2020 tax payments; defer the payment of the employer portion of its FICA taxes to 2021 and 2022; fully deduct its interest expense for 2019; accelerate a refund of its available alternative minimum tax credits; and increase its permitted level of 2019 federal net operating loss carry-forwards from approximately $26.9 million to $77.0 million.
The Company establishes reserves when the Company believes that certain positions are likely to be challenged despite the Company’s assertion that its tax return positions are fully supportable. The calculation of the Company’s tax liabilities involves significant judgment based on individual facts, circumstances and information available in addition to applying complex tax regulations in various jurisdictions. The Company recognizes, in its consolidated financial statements, the effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The Company has recorded unrecognized tax benefits at December 31, 2019 and September 30, 2020 of $4.7 million and $5.5 million, respectively, that would affect its effective tax rate. The Company does not expect a significant change in the liability for unrecognized tax benefits in the next 12 months.
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
As of December 31, 2019 and September 30, 2020, the Company has recorded interest expense that can be carried forward indefinitely due to provisions of the TCJA, of $114.9 million and $56.8 million, respectively.
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
2020 Restructuring Plan
During the three months ended March 31, 2020, the Company announced plans to eliminate approximately 47 positions, located primarily in Massachusetts, in order to streamline overall operations (the "2020 Restructuring Plan"). During the three and nine months ended September 30, 2020, the Company incurred severance costs of $0.0 million and $1.6 million, respectively, paid $0.4 million and $1.5 million, respectively, and had a remaining accrued severance liability of $0.1 million as of September 30, 2020 in connection with the 2020 Restructuring Plan. The Company expects to complete severance payments related to the 2020 Restructuring Plan during the year ending December 31, 2020.
2019 Restructuring Plan
In January 2019, the Company announced plans to eliminate approximately 40 positions located primarily in the southwest United States, and further consolidate a Massachusetts facility, in order to streamline operations and create operational efficiencies (the "2019 Restructuring Plan"). During the three months ended March 31, 2020, the Company completed severance payments related to the 2019 Restructuring Plan and had no remaining accrued severance liability as of September 30, 2020.
In connection with the 2019 Restructuring Plan, the Company reduced the amount of space leased for an office in Massachusetts. During the three and nine months ended September 30, 2020, the Company incurred facility exit costs of $0.0 million and $0.1 million, respectively, and paid $0.1 million and $0.2 million, respectively. The Company had a remaining facility exit cost accrual of $1.1 million as of September 30, 2020 in connection with the 2019 Restructuring Plan.

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
In connection with the 2018 Restructuring Plan, the Company closed offices in Ohio. During the three and nine months ended September 30, 2020, the Company incurred no facility charges and made payments of $0.0 million, and $0.1 million, respectively. The Company had a remaining accrued facility liability of $0.1 million as of September 30, 2020 in connection with the 2018 Restructuring Plan.
Activity of Combined Restructuring Plans
The following table provides a summary of the aggregate activity for the nine months ended September 30, 2020 related to the severance accrual for the Company’s combined restructuring plans:

Employee Severance
(unaudited, in thousands)
Balance at December 31, 2019	$44
Severance charges	1,646
Cash paid	(1,543)
Balance at September 30, 2020	$147
The following table provides a summary of the aggregate activity for the nine months ended September 30, 2020 related to the facilities exit accrual for the Company’s combined restructuring plans:

Facilities
(unaudited, in thousands)
Balance at December 31, 2019	$2,369
Facility charges	103
Sublease income received	126
Cash paid	(713)
Balance at September 30, 2020	$1,885
The following table presents restructuring charges recorded in the consolidated statements of operations and comprehensive income (loss) for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2020	2019	2020
	(unaudited, in thousands)
Cost of revenue	$7	$7	$1,430	$155
Sales and marketing	17	6	241	581
Engineering and development	28	16	449	480
General and administrative	(245)	4	(115)	533
Total restructuring charges	$(193)	$33	$2,005	$1,749
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

17. Related Party Transactions
The Company has various agreements in place with related parties. Below are details of significant related party transactions that occurred during the nine months ended September 30, 2019 and 2020.
SiteLock, LLC:
The Company has an agreement with SiteLock, LLC ("SiteLock"), which provides multi-layered third-party security and website performance applications that are sold by the Company. During the nine months ended September 30, 2020, a director of the Company continued to hold a material financial interest in SiteLock.
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
The following table presents the amounts of related party transactions recorded in the consolidated statements of operations and comprehensive income (loss) for the periods presented relating to the Company's agreement with SiteLock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2020	2019	2020
	(unaudited, in thousands)
Revenue	$(1,400)	$(880)	$(4,140)	$(2,720)
Revenue (contra)	1,190	2,040	5,180	5,410
Total related party transaction impact to revenue	$(210)	$1,160	$1,040	$2,690
Cost of revenue	180	85	500	260
Total related party transaction expense, net	$(30)	$1,245	$1,540	$2,950
As of December 31, 2019 and September 30, 2020, no amounts were included in prepaid expenses and other current assets relating to the Company’s agreement with SiteLock.
As of December 31, 2019 and September 30, 2020, approximately $0.4 million and $0.7 million, respectively, was included in accounts payable and accrued expense relating to the Company’s agreement with SiteLock.
As of December 31, 2019 and September 30, 2020, approximately $0.3 million and $0.3 million, respectively, was included in accounts receivable relating to the Company’s agreement with SiteLock.
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
Digital Marketing. The digital marketing segment consists of Constant Contact email marketing tools and related products. This segment also generates revenue from sales of the Company's Constant Contact-branded website builder tool, its Ecomdash inventory management and marketplace listing solution which was acquired in the third quarter of

2019, and its Retention Science solution, which was acquired in the third quarter of 2020. For most of 2019, the digital marketing segment also included the SinglePlatform digital storefront business, which was sold on December 5, 2019.
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
The accounting policies of each segment are the same as those described in the summary of significant accounting policies; please refer to Note 2, Summary of Significant Accounting Policies, for further details. The Company recast the comparative information for the three and nine months ended September 30, 2019 to conform with the two-segment presentation. The following tables contain financial information for each reportable segment for the three and nine months ended September 30, 2019 and 2020:

	Three Months Ended September 30, 2019
	Web presence	Digital marketing	Total
	(unaudited, in thousands)
Revenue	$174,428	$102,765	$277,193
Gross profit	$82,675	$73,763	$156,438

Net (loss) income	$(4,730)	$12,546	$7,816
Interest expense, net(1)	17,153	18,599	35,752
Income tax (benefit) expense	(3,044)	(1,795)	(4,839)
Depreciation	9,166	2,114	11,280
Amortization of other intangible assets	10,115	11,553	21,668
Stock-based compensation	5,842	3,301	9,143
Restructuring expenses	(36)	(157)	(193)
Gain on sale of intangible assets	—	—	—
Gain on sale of business	—	—	—
Transaction expenses and charges	—	—	—
Impairment of goodwill and other long-lived assets	—	—	—
Shareholder litigation reserve	—	—	—
Adjusted EBITDA	$34,466	$46,161	$80,627

	Nine Months Ended September 30, 2019
	Web presence	Digital marketing	Total
	(unaudited, in thousands)
Revenue	$528,096	$307,984	$836,080
Gross profit	$230,485	$221,399	$451,884

Net (loss) income	$(44,548)	$22,648	$(21,900)
Interest expense, net(1)	54,295	55,103	109,398
Income tax expense	1,938	1,102	3,040
Depreciation	26,718	6,667	33,385
Amortization of other intangible assets	29,893	34,244	64,137
Stock-based compensation	17,907	9,606	27,513
Restructuring expenses	785	1,220	2,005
Gain on sale of intangible assets	—	—	—
Gain on sale of business	—	—	—
Transaction expenses and charges	—	—	—
Impairment of goodwill and other long-lived assets	17,892	—	17,892
Shareholder litigation reserve	—	—	—
Adjusted EBITDA	$104,880	$130,590	$235,470

	Three Months Ended September 30, 2020
	Web presence	Digital marketing	Total
	(unaudited, in thousands)
Revenue	$178,064	$100,362	$278,426
Gross profit	$88,788	$72,976	$161,764

Net (loss) income	$(27)	$6,701	$6,674
Interest expense, net(1)	13,952	15,854	29,806
Income tax expense	1,015	572	1,587
Depreciation	10,312	2,512	12,824
Amortization of other intangible assets	7,653	10,160	17,813
Stock-based compensation	6,006	3,541	9,547
Restructuring expenses	—	33	33
Gain on sale of intangible assets	—	—	—
Gain on sale of business	—	—	—
Transaction expenses and charges	—	461	461
Impairment of goodwill and other long-lived assets	—	—	—
Shareholder litigation reserve	—	—	—
Adjusted EBITDA	$38,911	$39,834	$78,745

	Nine Months Ended September 30, 2020
	Web presence	Digital marketing	Total
	(unaudited, in thousands)
Revenue	$528,714	$295,893	$824,607
Gross profit	$261,524	$217,092	$478,616

Net (loss) income	$(9,277)	$18,305	$9,028
Interest expense, net(1)	44,422	48,972	93,394
Income tax expense	8,551	4,748	13,299
Depreciation	31,099	7,167	38,266
Amortization of other intangible assets	22,804	29,602	52,406
Stock-based compensation	18,916	10,062	28,978
Restructuring expenses	1,032	717	1,749
Gain on sale of intangible assets	(2,365)	—	(2,365)
Gain on sale of business	—	—	—
Transaction expenses and charges	—	461	461
Impairment of goodwill and other long-lived assets	—	—	—
Shareholder litigation reserve	—	—	—
Adjusted EBITDA	$115,182	$120,034	$235,216
1.Interest expense includes impact of amortization of deferred financing costs, original issue discounts and interest income.
19. Subsequent Events
The Company evaluated all subsequent events occurring through November 9, 2020 to determine if any such events should be reflected in these consolidated financial statements. There were no material recognized subsequent events recorded in the September 30, 2020 consolidated financial statements.
On November 1, 2020, the Company entered into the Merger Agreement with the Parent and the Merger Sub. The Merger Agreement provides for the acquisition of the Company by the Parent at a price of $9.50 per share of the Company’s common stock in cash, without interest (the “Merger Consideration”), through the merger of the Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of the Parent. The Parent and the Merger Sub are owned by funds managed by affiliates of Clearlake Capital Group, L.P. (collectively, the “Sponsor”). The Company’s board of directors has unanimously approved the Merger and the Merger Agreement and recommended that stockholders adopt and approve the Merger Agreement, and the Company has agreed to hold a stockholders meeting to submit the Merger Agreement to its stockholders for their consideration.
If the Merger is completed, at the effective time of the Merger (the “Effective Time”):
•each share of the Company’s common stock that is issued and outstanding immediately prior to the Effective Time (other than shares held in the treasury of the Company, owned by any subsidiary of the Company, the Merger Sub, the Parent or any other subsidiary of the Parent immediately prior to the Effective Time (all of which will be canceled) and shares held by any holder who is entitled to, and who has perfected, appraisal rights under Delaware law) will be automatically converted into the right to receive the Merger Consideration;
•each then-outstanding and unexercised Company stock option shall vest in full and automatically be canceled and converted into the right to receive the excess, if any, of the Merger Consideration over the exercise price per share of such stock option; provided that, in the event that the exercise price of any such stock option is equal to or greater than the Merger Consideration, such stock option will be canceled, without any consideration being payable in respect thereof and have no further force or effect;
•each Company restricted stock unit that is then outstanding and unvested shall vest in full and automatically be canceled and converted into the right to receive the Merger Consideration (with exceptions for certain of such units granted in 2020 that shall convert into the right to receive cash equal to the Merger Consideration upon the service and vesting terms in such units, subject to certain acceleration); and
•each Company restricted stock award that is then outstanding and unvested shall vest in full and automatically be canceled and converted into the right to receive the Merger Consideration.

The Merger Agreement contains customary representations and warranties from both the Company, on the one hand, and the Parent and the Merger Sub, on the other hand. It also contains customary covenants, including covenants providing for each of the Company and the Parent to use its reasonable best efforts to cause the Merger to be consummated, and covenants requiring the Company, among other things, (i) to use commercially reasonable efforts to conduct its business in the ordinary course during the interim period between the execution of the Merger Agreement and the Effective Time, (ii) not to engage in specified types of transactions during such period, and (iii) not to solicit proposals, engage in discussions relating to alternative acquisition proposals or change the recommendation of the Company’s board of directors to the Company’s stockholders regarding the Merger Agreement, in each case except as otherwise permitted by the Merger Agreement, including in connection with the compliance by the Company’s board of directors with its fiduciary duties under applicable law.
Completion of the Merger is subject to customary closing conditions, including (i) approval of the Merger Agreement by the Company’s stockholders, (ii) the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and (iii) the absence of governmental injunctions or other legal restraints prohibiting the Merger. In addition, the obligation of each party to consummate the Merger is conditioned upon, among other things, the accuracy of the representations and warranties of the other party (subject to certain materiality exceptions), and material compliance by the other party with its covenants under the Merger Agreement. The Parent’s obligations under the Merger Agreement are not subject to any financing condition.
The Parent has obtained equity and debt financing commitments for the transactions contemplated by the Merger Agreement. J.P. Morgan, BofA Securities, Deutsche Bank Securities, and UBS Investment Bank have agreed to provide debt financing for the transactions, subject to the terms and conditions set forth in a debt commitment letter delivered to the Parent. In addition, certain funds managed by affiliates of the Sponsor have delivered an equity commitment letter to the Parent, pursuant to which, upon the terms and subject to the conditions set forth therein, such funds have committed to capitalize the Parent at or prior to the closing of the Merger with the equity contributions. The Merger Agreement requires the Parent to use its reasonable best efforts to arrange and obtain the financing on the terms and conditions described in the equity and debt financing commitments.
The Merger Agreement may be terminated, subject to the terms and conditions of the Merger Agreement: (i) by mutual written consent of the Parent and the Company; (ii) by either the Company or the Parent, if a governmental injunction or other legal restraint prevents the consummation of the Merger; (iii) by either the Company or the Parent, if the requisite vote of the Company’s stockholders has not been obtained; or (iv) by either the Company or the Parent upon the other party’s uncured material breach of any representation, warranty, covenant or agreement under the Merger Agreement. The Merger Agreement may also be terminated (A) by the Parent if the Company’s board of directors fails to recommend or changes its recommendation regarding the Merger, or (B) by the Company, in order to enter into a definitive agreement with respect to a superior proposal, subject to specified limitations. Subject to certain conditions, the Company may terminate the Merger Agreement if, after the marketing period of eighteen consecutive business days has ended (unless waived by the Parent), all of the conditions to the Parent’s obligations to close are satisfied and the Parent fails to consummate the Merger within three Business Days after notice from the Company that the conditions to the Company’s obligations to close have been satisfied.
In addition to the foregoing termination rights, and subject to certain limitations, either party may terminate the Merger Agreement if the Merger is not consummated by April 30, 2021.
If the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement, the Company will be required to pay the Parent a termination fee of $37,393,000 (including under specified circumstances in connection with the Company’s entry into an agreement with respect to a superior proposal). The Merger Agreement also provides that the Parent will be required to pay the Company a reverse termination fee of $119,656,000 under certain specified circumstances set forth in the Merger Agreement. The Sponsor has provided the Company with a limited guarantee in favor of the Company guaranteeing the Parent’s obligation to pay the reverse termination fee and certain other payment obligations of the Parent and the Merger Sub pursuant to the Merger Agreement.
For additional information related to the Merger Agreement, refer to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2020, which includes the full text of the Merger Agreement as Exhibit 2.1.
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
The following tables present supplemental condensed consolidating balance sheet information of Holdings (“Parent”), the Issuer, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries as of December 31, 2019 and September 30, 2020, and supplemental condensed consolidating results of operations for the three and nine months ended September 30, 2019 and 2020:

Condensed Consolidating Balance Sheets
December 31, 2019
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$195	$1	$80,642	$30,427	$—	$111,265
Restricted cash	—	—	1,732	—	—	1,732
Accounts receivable	—	—	8,762	1,462	—	10,224
Prepaid domain name registry fees	—	—	48,943	6,294	—	55,237
Prepaid commissions	—	—	37,910	525	—	38,435
Prepaid expenses and other current assets	—	90	26,847	3,756	—	30,693
Total current assets	195	91	204,836	42,464	—	247,586
Intercompany receivables—net	32,845	172,807	(87,398)	(118,254)	—	—
Property and equipment—net	—	—	72,751	13,174	—	85,925
Operating lease right-of-use assets	—	—	86,111	4,408	—	90,519
Goodwill	—	—	1,677,587	157,723	—	1,835,310
Other intangible assets—net	—	—	243,994	1,008	—	245,002
Investment in subsidiaries	163,934	1,693,565	61,023	—	(1,918,522)	—
Prepaid commissions, net of current portion	—	—	48,289	491	—	48,780
Other assets	—	1,784	27,215	1,965	—	30,964
Total assets	$196,974	$1,868,247	$2,334,408	$102,979	$(1,918,522)	$2,584,086
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$—	$—	$9,474	$580	$—	$10,054
Accrued expenses and other current liabilities	20	23,554	59,695	7,141	—	90,410
Deferred revenue	—	—	345,116	24,359	—	369,475
Operating lease liabilities—short term	—	—	18,513	2,680	—	21,193
Current portion of notes payable	—	31,606	—	—	—	31,606
Current portion of financed equipment	—	—	790	—	—	790
Deferred consideration—short term	—	—	2,201	—	—	2,201
Total current liabilities	20	55,160	435,789	34,760	—	525,729
Deferred revenue—long term	—	—	94,471	5,181	—	99,652
Operating lease liabilities—long term	—	—	76,166	1,985	—	78,151
Notes payable	—	1,649,867	—	—	—	1,649,867
Other long-term liabilities	—	(714)	34,417	30	—	33,733
Total liabilities	20	1,704,313	640,843	41,956	—	2,387,132
Equity	196,954	163,934	1,693,565	61,023	(1,918,522)	196,954
Total liabilities and stockholders' equity	$196,974	$1,868,247	$2,334,408	$102,979	$(1,918,522)	$2,584,086

Condensed Consolidating Balance Sheets
September 30, 2020
(unaudited, in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$3,263	$1	$119,748	$44,303	$—	$167,315
Restricted cash	—	—	1,422	—	—	1,422
Accounts receivable	—	—	7,752	2,071	—	9,823
Prepaid domain name registry fees	—	—	51,366	7,011	—	58,377
Prepaid commissions	—	—	41,346	696	—	42,042
Prepaid expenses and other current assets	—	27	23,903	3,993	—	27,923
Total current assets	3,263	28	245,537	58,074	—	306,902
Intercompany receivables—net	14,147	41,218	81,520	(136,884)	(1)	—
Property and equipment—net	—	—	76,079	12,270	—	88,349
Operating lease right-of-use assets	—	—	74,605	8,619	—	83,224
Goodwill	—	—	1,677,587	175,193	—	1,852,780
Other intangible assets, net	—	—	191,966	15,610	3	207,579
Investment in subsidiaries	205,311	1,829,785	86,651	—	(2,121,747)	—
Prepaid commissions, net of current portion	—	—	60,153	711	—	60,864
Other assets	—	1,119	28,631	2,332	—	32,082
Total assets	$222,721	$1,872,150	$2,522,729	$135,925	$(2,121,745)	$2,631,780
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$—	$—	$13,167	$503	$—	$13,670
Accrued expenses and other current liabilities	—	12,455	67,820	7,926	—	88,201
Deferred revenue	—	—	361,991	26,509	—	388,500
Operating lease liabilities—short term	—	—	16,255	1,835	—	18,090
Current portion of notes payable	—	31,606	—	—	—	31,606
Current portion of financed equipment	—	—	2,447	—	—	2,447
Deferred consideration—short term	—	—	7,790	—	—	7,790
Total current liabilities	—	44,061	469,470	36,773	—	550,304
Deferred revenue—long term	—	—	99,841	5,577	—	105,418
Operating lease liabilities—long term	—	—	67,548	6,913	—	74,461
Notes payable	—	1,623,171	—	—	—	1,623,171
Financed equipment, long-term	—	—	202	—	—	202
Deferred consideration—long term	—	—	7,087	—	—	7,087
Other long-term liabilities	—	(391)	48,798	9	—	48,416
Total liabilities	—	1,666,841	692,946	49,272	—	2,409,059
Equity	222,721	205,309	1,829,783	86,653	(2,121,745)	222,721
Total liabilities and stockholders' equity	$222,721	$1,872,150	$2,522,729	$135,925	$(2,121,745)	$2,631,780

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Three Months Ended September 30, 2019
(unaudited, in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$265,165	$15,196	$(3,168)	$277,193
Cost of revenue	—	—	113,787	10,136	(3,168)	120,755
Gross profit	—	—	151,378	5,060	—	156,438
Operating expense:
Sales and marketing	—	—	56,595	2,548	—	59,143
Engineering and development	—	—	25,954	2,303	—	28,257
General and administrative	401	58	29,880	(30)	—	30,309
Total operating expense	401	58	112,429	4,821	—	117,709
(Loss) income from operations	(401)	(58)	38,949	239	—	38,729
Interest expense and other income—net	—	35,925	(38)	(135)	—	35,752
(Loss) income before income taxes and equity earnings of unconsolidated entities	(401)	(35,983)	38,987	374	—	2,977
Income tax (benefit) expense	—	(8,563)	3,616	108	—	(4,839)
(Loss) income before equity earnings of unconsolidated entities	(401)	(27,420)	35,371	266	—	7,816
Equity (income) loss of unconsolidated entities, net of tax	(8,217)	(35,635)	(267)	—	44,119	—
Net income (loss)	$7,816	$8,215	$35,638	$266	$(44,119)	$7,816
Comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	(1,001)	—	(1,001)
Unrealized gain (loss) on cash flow hedge, net of taxes	—	240	—	—	—	240
Total comprehensive income (loss)	$7,816	$8,455	$35,638	$(735)	$(44,119)	$7,055

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Nine Months Ended September 30, 2019
(unaudited, in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$799,637	$46,059	$(9,616)	$836,080
Cost of revenue (including impairment of $17,892)	—	—	363,049	30,763	(9,616)	384,196
Gross profit	—	—	436,588	15,296	—	451,884
Operating expense:
Sales and marketing	—	—	181,901	9,320	—	191,221
Engineering and development	—	—	70,471	6,828	—	77,299
General and administrative	1,226	175	90,494	932	(1)	92,826
Total operating expense	1,226	175	342,866	17,080	(1)	361,346
(Loss) income from operations	(1,226)	(175)	93,722	(1,784)	1	90,538
Interest expense and other income—net	—	109,776	34	(412)	—	109,398
(Loss) income before income taxes and equity earnings of unconsolidated entities	(1,226)	(109,951)	93,688	(1,372)	1	(18,860)
Income tax (benefit) expense	—	(26,167)	27,649	1,558	—	3,040
(Loss) income before equity earnings of unconsolidated entities	(1,226)	(83,784)	66,039	(2,930)	1	(21,900)
Equity loss (income) of unconsolidated entities, net of tax	20,674	(63,106)	2,930	—	39,502	—
Net (loss) income	$(21,900)	$(20,678)	$63,109	$(2,930)	$(39,501)	$(21,900)
Comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	(1,054)	—	(1,054)
Unrealized gain (loss) on cash flow hedge, net of taxes	—	(611)	—	—	—	(611)
Total comprehensive (loss) income	$(21,900)	$(21,289)	$63,109	$(3,984)	$(39,501)	$(23,565)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Three Months Ended September 30, 2020
(unaudited, in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$264,896	$16,670	$(3,140)	$278,426
Cost of revenue	—	—	107,923	11,879	(3,140)	116,662
Gross profit	—	—	156,973	4,791	—	161,764
Operating expense:
Sales and marketing	—	—	60,897	2,754	—	63,651
Engineering and development	—	—	23,926	4,499	—	28,425
General and administrative	347	61	30,095	657	—	31,160
Gain on sale of intangible assets	—	—	—	—	—	—
Transaction expenses	—	—	461	—	—	461
Total operating expense	347	61	115,379	7,910	—	123,697
(Loss) income from operations	(347)	(61)	41,594	(3,119)	—	38,067
Interest expense and other income—net	—	29,565	351	(110)	—	29,806
(Loss) income before income taxes and equity earnings of unconsolidated entities	(347)	(29,626)	41,243	(3,009)	—	8,261
Income tax (benefit) expense	—	(7,051)	8,864	(226)	—	1,587
(Loss) income before equity earnings of unconsolidated entities	(347)	(22,575)	32,379	(2,783)	—	6,674
Equity (income) loss of unconsolidated entities, net of tax	(7,021)	(29,593)	2,782	1	33,831	—
Net income (loss)	$6,674	$7,018	$29,597	$(2,784)	$(33,831)	$6,674
Comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	1,245	—	1,245
Unrealized gain (loss) on cash flow hedge, net of taxes	—	286	—	—	—	286
Total comprehensive income (loss)	$6,674	$7,304	$29,597	$(1,539)	$(33,831)	$8,205

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Nine Months Ended September 30, 2020
(unaudited, in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$788,830	$46,617	$(10,840)	$824,607
Cost of revenue	—	—	321,864	34,967	(10,840)	345,991
Gross profit	—	—	466,966	11,650	—	478,616
Operating expense:
Sales and marketing	—	—	187,356	6,548	—	193,904
Engineering and development	—	—	69,563	10,395	—	79,958
General and administrative	1,244	183	90,042	(532)	—	90,937
Gain on sale of intangible assets	—	—	(2,365)	—	—	(2,365)
Transaction expenses	—	—	461	—	—	461
Total operating expense	1,244	183	345,057	16,411	—	362,895
(Loss) income from operations	(1,244)	(183)	121,909	(4,761)	—	115,721
Interest expense and other income—net	—	93,181	549	(336)	—	93,394
(Loss) income before income taxes and equity earnings of unconsolidated entities	(1,244)	(93,364)	121,360	(4,425)	—	22,327
Income tax (benefit) expense	—	(22,219)	33,581	1,937	—	13,299
(Loss) income before equity earnings of unconsolidated entities	(1,244)	(71,145)	87,779	(6,362)	—	9,028
Equity (income) loss of unconsolidated entities, net of tax	(10,272)	(81,416)	6,363	1	85,324	—
Net income (loss)	$9,028	$10,271	$81,416	$(6,363)	$(85,324)	$9,028
Comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	1,122	—	1,122
Unrealized gain (loss) on cash flow hedge, net of taxes	—	1,001	—	—	—	1,001
Total comprehensive income (loss)	$9,028	$11,272	$81,416	$(5,241)	$(85,324)	$11,151

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
Overview
We are a leading provider of cloud-based platform solutions designed to help small- and medium-sized businesses, or SMBs, succeed online. We serve approximately 5.0 million subscribers globally with a range of products and services that help SMBs get online, get found and grow their businesses. In addition to for-profit businesses, our subscribers include non-profit organizations, community groups, bloggers, and hobbyists. Although we provide our solutions through a number of brands, we are focusing our marketing, engineering and product development efforts on a small number of strategic assets, including our Constant Contact, Bluehost, HostGator, and Domain.com brands.
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
Digital Marketing. Our digital marketing segment consists of Constant Contact email marketing tools and related products. This segment also generates revenue from sales of our Constant Contact-branded website builder tool, our Ecomdash inventory management and marketplace listing solution, or Ecomdash, which we acquired in the third quarter of 2019, and our Retention Science solution, which we acquired in the third quarter of 2020. For most of 2019, the digital marketing segment also included the SinglePlatform digital storefront business, which we sold on December 5, 2019.
The web presence segment includes our former domain segment, which was consolidated into the web presence segment beginning with the quarter ended March 31, 2020. We have recast the comparative information for the three and nine months ended September 30, 2019 to conform with the two-segment presentation.
Our financial results for the three months ended September 30, 2020 reflected a decrease in net income, an increase in revenue and an increase in net cash provided by operating activities compared to the three months ended September 30, 2019. Our financial results for the nine months ended September 30, 2020 reflected a decrease in revenue, an increase in net income, and an increase in net cash provided by operating activities compared to the nine months ended September 30, 2019. Year over year changes in revenue, net income (loss) and net cash provided by operating activities are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2020	2019	2020
	(in thousands)
Revenue	$277,193	$278,426	$836,080	$824,607
Net income (loss)	$7,816	$6,674	$(21,900)	$9,028
Net cash provided by operating activities	$40,951	$54,569	$115,680	$157,232
•Revenue for the three months ended September 30, 2020 increased slightly as compared to the three months ended September 30, 2019, due to a revenue increase in our web presence segment, partially offset by a decline in our digital marketing segment resulting from the sale of SinglePlatform, which occurred in December 2019. Excluding the $6.8 million revenue contribution of SinglePlatform from the three months ended September 30, 2019, digital marketing grew 5% year-over-year, and consolidated revenue grew 3% year over year.
•Net income decreased from $7.8 million for the three months ended September 30, 2019 to $6.7 million for the three months ended September 30, 2020. This was primarily due to higher income taxes of $6.4 million; higher costs impacting sales and marketing; and higher depreciation expense. These decreases in net income were partially offset by a $5.9 million reduction in net interest expense; lower amortization expense; lower costs impacting cost of revenue; and higher revenue.
•Net cash provided by operating activities increased from $41.0 million for the three months ended September 30, 2019 to $54.6 million for the three months ended September 30, 2020. This increase was the result of a $6.5 million increase in our deferred revenue balance due to higher billings; lower expenses, including a $7.4 million decrease in interest payments due to lower debt balances and lower interest rates; and the timing of certain payments. These factors were partially offset by higher payments for taxes and higher payments for certain prepaid expenses, including prepaid deferred domain registry fees and prepaid commissions.
•Revenue for the nine months ended September 30, 2020 decreased by 1% as compared to the nine months ended September 30, 2019 due to a revenue decline in our digital marketing segment resulting from the sale of SinglePlatform, which contributed $20.6 million of revenue in the nine months ended September 30, 2019. Excluding the $20.6 million revenue contribution of SinglePlatform from the nine months ended September 30, 2019, digital marketing grew 3% year-over-year, and consolidated revenue grew 1% year over year.
•Net (loss) income improved from a loss of $21.9 million for the nine months ended September 30, 2019 to net income of $9.0 million for the nine months ended September 30, 2020. This was due primarily to an impairment charge of $17.9 million in 2019, which was attributable to certain premium domain name intangible assets which were adversely affected by ongoing market conditions; a $16.0 million decrease in interest expense; an $11.7 million decrease in amortization expense; a $2.4 million gain from the sale of certain intangible assets in the second quarter of 2020; and other cost decreases. These factors were partially offset by lower revenue, higher income tax expense, and higher depreciation.
•Net cash provided by operating activities increased from $115.7 million for the nine months ended September 30, 2019 to $157.2 million for the nine months ended September 30, 2020. This increase was primarily the result of a $19.6 million increase in our deferred revenue balance due to higher billings; lower interest payments of $17.1 million due to lower debt balances and lower interest rates; the timing of vendor payments; and a $5.8 million payment in 2019 to settle a securities class action lawsuit. These factors were partially offset by higher payments during 2020 for taxes and certain other expenses, including prepaid domain registry fees and prepaid commissions.
Our total subscriber base as of September 30, 2020 reflected an increase during the three and nine months ended September 30, 2020. Our non-strategic brands continue to lose subscribers, but for the three and nine months ended September 30, 2020, net subscriber additions from our strategic brands, in the aggregate, outpaced losses in our non-strategic brands. Our non-strategic brands are principally web hosting brands, but also include our cloud backup brands and certain other products that we launched in late 2015 and early 2016, but have either discontinued or no longer actively market. Subscriber counts are decreasing in these brands, and we are managing them to optimize cash flow rather than to acquire new subscribers.
We are closely monitoring the impact of the COVID-19 pandemic on our business. To date, we believe that the pandemic has contributed to increased demand for our products and services, since many SMBs have moved more of their business online due to COVID-19 related lockdowns and other restrictions. However, we cannot predict whether and to what extent this level of demand will continue. We continue to execute our 2020 operating plan, which is focused on delivering increased value to customers of our key strategic brands by investing in engineering and development to improve the customer experience and expand product offerings. We plan to continue these investments going forward, and expect that our cost of revenue and operating expense will increase in future periods as a result of anticipated third party licensor price increases and further focus on engineering and development.
In addition, we are tracking our liquidity closely, and believe we have adequate liquidity resources available to manage COVID-19 impacts and to continue to move our 2020 operating plan forward. Please see "Liquidity and Capital Resources" below and the risk factors disclosed in Part II, Item IA of this Quarterly Report on Form 10-Q for further discussion of the impact of COVID-19.
Proposed Acquisition by Clearlake Capital Group
On November 1, 2020, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Razorback Technology Intermediate Holdings, Inc., a Delaware corporation, or the Parent, and Razorback Technology, Inc., a Delaware corporation and a wholly owned subsidiary of the Parent, or the Merger Sub. The Merger Agreement provides for the merger of the Merger Sub with and into us, which we refer to herein as the Merger, with us surviving the Merger as a wholly owned subsidiary of the Parent. The Parent and the Merger Sub are owned by funds managed by affiliates of Clearlake Capital Group, L.P. If the Merger is completed, each share of our common stock issued and outstanding immediately prior to the effective time of the Merger, subject to certain exceptions, will be converted into the right to receive $9.50 in cash. The transaction is subject to certain conditions, including the adoption of the Merger Agreement and approval of the Merger by our stockholders, as well as the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Subject to the satisfaction of these conditions, the parties expect the Merger to close in the first quarter of 2021.
For additional information related to the Merger Agreement, we refer you to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2020, which includes the full text of the Merger Agreement as Exhibit 2.1.

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
The following table summarizes our key metrics (except for free cash flow, which is discussed in Liquidity and Capital Resources below) by segment for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2020	2019	2020
	(in thousands, except ARPS)
Consolidated metrics:
Total subscribers	4,780	4,965	4,780	4,965
Average subscribers for the period	4,774	4,921	4,791	4,865
ARPS	$19.35	$18.86	$19.39	$18.83
Adjusted EBITDA	$80,627	$78,745	$235,470	$235,216

Web presence segment metrics:
Total subscribers	4,289	4,493	4,289	4,493
Average subscribers for the period	4,283	4,449	4,298	4,395
ARPS	$13.57	$13.34	$13.65	$13.37
Adjusted EBITDA	$34,466	$38,911	$104,880	$115,182

Digital marketing segment metrics:
Total subscribers	491	472	491	472
Average subscribers for the period	491	472	493	470
ARPS	$69.79	$70.81	$69.40	$69.91
Adjusted EBITDA	$46,161	$39,834	$130,590	$120,034
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
Digital marketing segment subscribers mostly consist of subscribers to Constant Contact's email marketing service, but also include paying subscribers to our Constant Contact-branded website builder tool, our Ecomdash inventory management and marketplace listing solution, which we acquired in the quarter ended September 30, 2019, and our Retention Science solution, which we acquired in the quarter ended September 30, 2020. Until the sale of our SinglePlatform business on December 5, 2019, digital marketing subscribers also included SinglePlatform subscribers.
The table below provides additional detail on changes in our total subscriber count by segment for the twelve-month period ending on September 30, 2020:

	Web presence	Digital marketing	Total
	# Subscribers	# Subscribers	# Subscribers
	(in thousands)
Total Subscribers - September 30, 2019	4,289	491	4,780
Adjustments	(6)	—	(6)
Acquisitions	—	—	—
Dispositions	—	(23)	(23)
Net subscriber increase	210	4	214
Total Subscribers - September 30, 2020	4,493	472	4,965
The increase in total subscribers from 4.780 million at September 30, 2019 to 4.965 million at September 30, 2020 was driven primarily by increases in our strategic hosting, international, and domain-focused brands. These increases were partially offset by decreases in our non-strategic brands, and by a decrease of approximately 23,000 subscribers due to the SinglePlatform sale in December 2019.
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
The following table reflects the calculation of ARPS by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2020	2019	2020
	(in thousands, except ARPS)
Consolidated revenue	$277,193	$278,426	$836,080	$824,607
Consolidated total subscribers	4,780	4,965	4,780	4,965
Consolidated average subscribers for the period	4,774	4,921	4,791	4,865
Consolidated ARPS	$19.35	$18.86	$19.39	$18.83

Web presence revenue	$174,428	$178,064	$528,096	$528,714
Web presence subscribers	4,289	4,493	4,289	4,493
Web presence average subscribers for the period	4,283	4,449	4,298	4,395
Web presence ARPS	$13.57	$13.34	$13.65	$13.37

Digital marketing revenue	$102,765	$100,362	$307,984	$295,893
Digital marketing subscribers	491	472	491	472
Digital marketing average subscribers for the period	491	472	493	470
Digital marketing ARPS	$69.79	$70.81	$69.40	$69.91
ARPS does not represent an exact measure of the average amount a subscriber spends with us each month, because our calculation of ARPS includes all of our revenue, including revenue generated by non-subscribers, in the numerator. We have three principal sources of non-subscription-based revenue:
•Revenue from domain-only customers. Our web presence segment earns revenue from domain-only customers. For the nine months ended September 30, 2020, approximately 1% of our revenue was earned from domain-only customers.
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
ARPS may be impacted by changes in the amount of non-subscription-based revenue and reseller activity from period to period. These changes primarily affect our domain-focused offerings, which were previously included in our former domain segment. ARPS for our Retention Science business, which has a subscriber base that includes large enterprise customers, is significantly higher than for the rest of our business.
Comparison of Three Months Ended September 30, 2019 and 2020: ARPS
For the three months ended September 30, 2019 and 2020, consolidated ARPS decreased from $19.35 to $18.86, respectively. This decrease in ARPS was driven by a decrease in ARPS in our web presence segment, partially offset by a slight increase in ARPS in our digital marketing segment.
Web presence ARPS decreased from $13.57 for the three months ended September 30, 2019 to $13.34 for the three months ended September 30, 2020. This decrease was primarily the result of new subscriber additions in our domain-focused and international brands, which generally have lower ARPS, particularly for introductory pricing (which is typically lower than renewal pricing). In addition, non-subscription-based revenue remained relatively flat at approximately $7.7 million for the three months ended September 30, 2019 and at approximately $7.7 million for the three months ended September 30, 2020, causing ARPS to decrease by $0.02.
Digital marketing ARPS increased from $69.79 for the three months ended September 30, 2019 to $70.81 for the three months ended September 30, 2020. This increase was due to increased purchases from existing subscribers and an increase in revenue from our Retention Science and Ecomdash acquisitions, which contributed a total of $1.6 million of revenue in the three months ended September 30, 2020. These factors more than offset the decrease in revenue from the sale of SinglePlatform, which contributed $6.8 million of revenue in the three months ended September 30, 2019.
Comparison of Nine Months Ended September 30, 2019 and 2020: ARPS
For the nine months ended September 30, 2019 and 2020, consolidated ARPS decreased from $19.39 to $18.83, respectively. This decrease in ARPS was driven primarily by a decrease in ARPS from our web presence segment, partially offset by a slight increase in ARPS in our digital marketing segment.
Web presence ARPS decreased from $13.65 for the nine months ended September 30, 2019 to $13.37 for the nine months ended September 30, 2020. This decrease was primarily the result of new subscriber additions in our domain-focused and international brands, which generally have lower ARPS, particularly for introductory pricing. In addition, non-subscription-based revenue decreased from $23.5 million for the nine months ended September 30, 2019 to $22.2 million for the nine months ended September 30, 2020, which caused ARPS to decrease by $0.04.
Digital marketing ARPS increased from $69.40 for the nine months ended September 30, 2019 to $69.91 for the nine months ended September 30, 2020. This increase was due to increased purchases from existing subscribers and an increase in revenue from our Retention Science and Ecomdash acquisitions, which contributed a total of $2.6 million of revenue in the nine months ended September 30, 2020. These factors more than offset the decrease in revenue from the sale of SinglePlatform, which contributed $20.6 million of revenue in the nine months ended September 30, 2019.
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
The following table reflects the reconciliation of net income (loss) calculated in accordance with GAAP to adjusted EBITDA for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2020	2019	2020
	(in thousands)
Consolidated
Net income (loss)	$7,816	$6,674	$(21,900)	$9,028
Interest expense, net(1)	35,752	29,806	109,398	93,394
Income tax (benefit) expense	(4,839)	1,587	3,040	13,299
Depreciation	11,280	12,824	33,385	38,266
Amortization of other intangible assets	21,668	17,813	64,137	52,406
Stock-based compensation	9,143	9,547	27,513	28,978
Restructuring expenses	(193)	33	2,005	1,749
Gain on sale of intangible assets	—	—	—	(2,365)
Gain on sale of business	—	—	—	—
Transaction expenses and charges	—	461	—	461
Impairment of goodwill and other long-lived assets	—	—	17,892	—
Shareholder litigation reserve	—	—	—	—
Adjusted EBITDA	$80,627	$78,745	$235,470	$235,216

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2020	2019	2020
Web presence	(in thousands)
Net loss	$(4,730)	$(27)	$(44,548)	$(9,277)
Interest expense, net(1)	17,153	13,952	54,295	44,422
Income tax (benefit) expense	(3,044)	1,015	1,938	8,551
Depreciation	9,166	10,312	26,718	31,099
Amortization of other intangible assets	10,115	7,653	29,893	22,804
Stock-based compensation	5,842	6,006	17,907	18,916
Restructuring expenses	(36)	—	785	1,032
Gain on sale of intangible assets	—	—	—	(2,365)
Gain on sale of business	—	—	—	—
Transaction expenses and charges	—	—	—	—
Impairment of goodwill and other long-lived assets	—	—	17,892	—
Shareholder litigation reserve	—	—	—	—
Adjusted EBITDA	$34,466	$38,911	$104,880	$115,182

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2020	2019	2020
Digital marketing	(in thousands)
Net income	$12,546	$6,701	$22,648	$18,305
Interest expense, net(1)	18,599	15,854	55,103	48,972
Income tax (benefit) expense	(1,795)	572	1,102	4,748
Depreciation	2,114	2,512	6,667	7,167
Amortization of other intangible assets	11,553	10,160	34,244	29,602
Stock-based compensation	3,301	3,541	9,606	10,062
Restructuring expenses	(157)	33	1,220	717
Gain on sale of intangible assets	—	—	—	—
Gain on sale of business	—	—	—	—
Transaction expenses and charges	—	461	—	461
Impairment of goodwill and other long-lived assets	—	—	—	—
Shareholder litigation reserve	—	—	—	—
Adjusted EBITDA	$46,161	$39,834	$130,590	$120,034
1.Interest expense includes impact of amortization of deferred financing costs, original issue discounts and interest income.
Comparison of the Three Months Ended September 30, 2019 and 2020: Net Income (Loss) and Adjusted EBITDA
Net income on a consolidated basis decreased from $7.8 million for the three months ended September 30, 2019 to $6.7 million for the three months ended September 30, 2020. The primary factors driving this decrease in net income were the following: higher income taxes of $6.4 million; a $4.7 million increase in costs impacting sales and marketing expense; a $1.5 million increase in depreciation expense; $0.5 million of transaction costs relating to our acquisition of Retention Science incurred in the third quarter of 2020; a $0.4 million increase in stock-based compensation expense; and a $0.2 million increase in restructuring costs. These decreases in net income were partially offset by a $5.9 million reduction in interest expense; a $3.9 million reduction in amortization expense; a $1.7 million decrease in costs impacting cost of revenue; and increased revenue of $1.2 million.
Net loss for our web presence segment improved from $4.7 million for the three months ended September 30, 2019 to $0.0 million for the three months ended September 30, 2020. This improvement in net loss was primarily related to the following factors: a $3.6 million increase in revenue; a $3.2 million reduction in interest expense; a $2.5 million reduction in amortization expense; a $1.9 million reduction in costs impacting engineering and development expense; a $1.3 million reduction in costs impacting cost of revenue; and a $0.3 million reduction in costs impacting general and administrative expense. These improvements in net loss were partially offset by higher income taxes of $4.1 million; a $2.7 million increase in costs impacting sales and marketing expense; a $1.1 million increase in depreciation expense; and a $0.2 million increase in stock-based compensation expense.
Net income for our digital marketing segment decreased from $12.5 million for the three months ended September 30, 2019 to $6.7 million for the three months ended September 30, 2020. This decrease in net income was primarily due to the following factors: a $2.4 million decline in revenue, primarily due to the sale of SinglePlatform, partially offset by increased purchases from existing customers; higher income taxes of $2.4 million; a $2.0 million increase in costs impacting sales and marketing expense; a $2.0 million increase in costs impacting engineering and development expense; $0.5 million of transactions costs relating to our acquisition of Retention Science in the third quarter of 2020; a $0.4 million increase in depreciation expense; and other net cost increases. These declines in net income were partially offset by a $2.7 million decrease in interest expense; a $1.4 million decrease in amortization expense; and a $0.4 million decrease in costs impacting cost of revenue.
Adjusted EBITDA on a consolidated basis decreased from $80.6 million for the three months ended September 30, 2019 to $78.7 million for the three months ended September 30, 2020. This decrease in adjusted EBITDA was a result of the adjusted EBITDA decrease in our digital marketing segment, partially offset by an increase in adjusted EBITDA in our web presence segment, as discussed below.
Adjusted EBITDA for our web presence segment increased from $34.5 million for the three months ended September 30, 2019 to $38.9 million for the three months ended September 30, 2020. This increase was primarily due to a $3.6 million increase in revenue; a $1.9 million decrease in costs impacting engineering and development expense; and a $1.3 million decrease in costs impacting cost of revenue. These increases in adjusted EBITDA were partially offset by a $2.7 million increase in costs impacting sales and marketing expense.
Adjusted EBITDA for our digital marketing segment decreased from $46.2 million for the three months ended September 30, 2019 to $39.8 million for the three months ended September 30, 2020. This decrease was primarily due to a decrease in revenue of $2.4 million due to the sale of SinglePlatform, which contributed $1.1 million of Adjusted EBITDA in the three months ended September 30, 2019, and to investments in engineering and development programs and sales and marketing programs. These declines in adjusted EBITDA were partially offset by reductions in costs impacting cost of revenue.
These year over year changes in adjusted EBITDA reflect the impact of the COVID-19 pandemic. COVID-19 resulted in lower travel and facilities-related expense as substantially all of our employees moved to working from home in mid-March. These decreases impacted cost of revenue, sales and marketing, engineering and development, and general and administrative expense.
Comparison of the Nine Months Ended September 30, 2019 and 2020: Net Income (Loss) and Adjusted EBITDA
Net income on a consolidated basis improved from a loss of $21.9 million for the nine months ended September 30, 2019 to net income of $9.0 million for the nine months ended September 30, 2020. This increase in net income was due to the following factors: a $17.9 million impairment charge that was recognized in 2019; a $16.0 million reduction in interest expense; a $12.1 million reduction in costs impacting cost of revenue; an $11.7 million reduction in amortization expense; a $4.9 million reduction in costs impacting general and administrative expense; a $2.4 million gain on the sale of intangible assets that was recognized in 2020; and a $0.3 million reduction in restructuring costs. These improvements in net income were partially offset by an $11.5 million reduction in revenue, primarily due to the sale of SinglePlatform, which had contributed $20.6 million in revenue in the nine months ended September 30, 2019; higher income taxes of $10.3 million; a $4.9 million increase in depreciation expense; a $3.0 million increase in costs impacting engineering and development expense; a $2.8 million increase in costs impacting sales and marketing expense; a $1.5 million increase in stock-based compensation expense; and $0.5 million of transaction costs incurred in 2020 relating to our acquisition of Retention Science.
Net loss for our web presence segment decreased from $44.5 million for the nine months ended September 30, 2019 to $9.3 million for the nine months ended September 30, 2020. This decrease in net loss is primarily related to the following factors: a $17.9 million impairment charge that was recognized in 2019; a $9.9 million reduction in interest expense; a $9.3 million reduction in costs impacting cost of revenue; a $7.1 million reduction in amortization expense; a $2.6 million reduction in costs impacting general and administrative expense; a $2.4 million gain on the sale of intangible assets that was recognized in 2020; a $0.8 million reduction in costs impacting engineering and development expense; and higher revenue of $0.6 million. These improvements in net loss were partially offset by higher income taxes of $6.6 million; higher depreciation expense of $4.4 million; higher costs impacting sales and marketing expense of $3.1 million; and higher stock-based compensation expense of $1.0 million.
Net income for our digital marketing segment decreased from $22.6 million for the nine months ended September 30, 2019 to $18.3 million for the nine months ended September 30, 2020. This decrease in net income was primarily due to a $12.1 million decline in revenue, due primarily to the sale of SinglePlatform, which contributed $20.6 million in revenue in the nine months ended September 30, 2019, partially offset by increased sales to existing customers; a $3.8 million increase in costs impacting engineering and development expense; higher income taxes of $3.6 million; higher depreciation expense of $0.5 million; higher stock-based compensation expense of $0.5 million; and higher transaction costs of $0.5 million relating to our acquisition of Retention Science. These decreases in net income were partially offset by a $6.1 million reduction in interest expense; a $4.6 million reduction in amortization expense; a $2.8 million reduction in costs impacting cost of revenue; a $2.2 million reduction in costs impacting general and administrative expense; a $0.5 million reduction in restructuring costs; and a $0.3 million reduction in costs impacting sales and marketing.
Adjusted EBITDA on a consolidated basis decreased slightly from $235.5 million for the nine months ended September 30, 2019 to $235.2 million for the nine months ended September 30, 2020. This slight decrease was a result of the adjusted EBITDA decrease in our digital marketing segment, partially offset by the adjusted EBITDA increase in our web presence segment, as discussed below.
Adjusted EBITDA for our web presence segment increased from $104.9 million for the nine months ended September 30, 2019 to $115.2 million for the nine months ended September 30, 2020. This increase was primarily due to a $9.3 million reduction in costs impacting cost of revenue; a $2.6 million reduction in costs impacting general and administrative expense; a $0.8 million reduction in costs impacting engineering and development expense; and a $0.6 million increase in revenue. These factors were partially offset by a $3.1 million increase in costs impacting sales and marketing.
Adjusted EBITDA for our digital marketing segment decreased from $130.6 million for the nine months ended September 30, 2019 to $120.0 million for the nine months ended September 30, 2020. This decrease was primarily due to a $12.1 million decline in revenue, primarily resulting from the sale of SinglePlatform, as well as to a $3.8 million increase in costs impacting engineering and development expense, partially due to a shifting of resources from web presence brands to digital marketing brands. These factors were partially offset by a $2.8 million decline in costs impacting cost of revenue; a $2.2 million decline in costs impacting general and administrative expense; and a $0.3 million decline in costs impacting sales and marketing expense.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2020	2019	2020
	(in thousands)
Revenue	$277,193	$278,426	$836,080	$824,607
Cost of revenue (including impairment of $0 and $17,892, respectively, for the three and nine months ended September 30, 2019)	120,755	116,662	384,196	345,991
Gross profit	156,438	161,764	451,884	478,616
Operating expense:
Sales and marketing	59,143	63,651	191,221	193,904
Engineering and development	28,257	28,425	77,299	79,958
General and administrative	30,309	31,160	92,826	90,937
Gain on sale of intangible assets	—	—	—	(2,365)
Transaction expenses	—	461	—	461
Total operating expense	117,709	123,697	361,346	362,895
Income from operations	38,729	38,067	90,538	115,721
Other income (expense):
Interest income	305	153	910	485
Interest expense	(36,057)	(29,959)	(110,308)	(93,879)
Total other expense—net	(35,752)	(29,806)	(109,398)	(93,394)
Income (loss) before income taxes and equity earnings of unconsolidated entities	2,977	8,261	(18,860)	22,327
Income tax (benefit) expense	(4,839)	1,587	3,040	13,299
Net income (loss)	$7,816	$6,674	$(21,900)	$9,028
Comparison of Three Months Ended September 30, 2019 and 2020
Revenue

	Three Months Ended September 30,		Change
	2019	2020	Amount	%
	(dollars in thousands)
Revenue	$277,193	$278,426	$1,233	—%
Revenue increased by $1.2 million, or 0%, from $277.2 million for the three months ended September 30, 2019 to $278.4 million for the three months ended September 30, 2020. This increase was attributable to a $3.6 million increase in revenue from our web presence segment, partially offset by a $2.4 million decline in revenue from our digital marketing segment, each of which are further discussed below.
Web presence segment revenue increased by $3.6 million, or 2%, from $174.4 million for the three months ended September 30, 2019 to $178.1 million for the three months ended September 30, 2020. This increase was primarily the result of higher revenue in our strategic brands, partially offset by lower revenue in our non-strategic brands.
Digital marketing segment revenue decreased by $2.4 million, or 2%, from $102.8 million for the three months ended September 30, 2019 to $100.4 million for the three months ended September 30, 2020. This decrease was due to the sale of SinglePlatform, which contributed $6.8 million of revenue in the third quarter of 2019, partially offset by increased purchases from existing subscribers, and an increase in revenue from the acquisitions of Retention Science, which we acquired on August 7, 2020, and Ecomdash, which we acquired on September 13, 2020.
Our revenue is generated primarily from our products and services delivered on a subscription basis, which include web hosting, domains, website builders, email marketing, SEM and other similar services. We also generate non-subscription-based revenue through domain monetization and marketing development funds. Non-subscription-based revenue decreased slightly from $7.9 million, or 3% of total revenue, for the three months ended September 30, 2019 to $7.8 million, or 3% of total revenue, for the three months ended September 30, 2020, primarily due to decreases in marketing development funds revenue.

Gross Profit

	Three Months Ended September 30,
	2019		2020		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Gross profit	$156,438	56%	$161,764	58%	$5,326	3%
Gross profit increased by $5.3 million, or 3%, from $156.4 million for the three months ended September 30, 2019 to $161.8 million for the three months ended September 30, 2020. This increase was primarily due to a $6.1 million increase in our web presence segment gross profit, which was partially offset by a $0.8 million decrease in gross profit from our digital marketing segment. Our gross profit as a percentage of revenue increased by two percentage points year over year, from 56% for the three months ended September 30, 2019 to 58% for the three months ended September 30, 2020.
Web presence segment gross profit increased by $6.1 million, or 7%, from $82.7 million for the three months ended September 30, 2019 to $88.8 million for the three months ended September 30, 2020. This increase was primarily due an increase in web presence segment revenue, as described above, and to net cost decreases for costs impacting cost of revenue, including lower amortization expense. Our web presence gross profit as a percentage of revenue increased by three percentage points year over year, from 47% for the three months ended September 30, 2019 to 50% for the three months ended September 30, 2020.
Digital marketing segment gross profit decreased by $0.8 million, or 1%, from $73.8 million for the three months ended September 30, 2019 to $73.0 million for the three months ended September 30, 2020. This decrease was primarily due to a decline in revenue due to the sale of SinglePlatform described above, partially offset by lower cost of revenue due to lower amortization expense, lower costs impacting cost of revenue due to the sale of SinglePlatform, and other net cost decreases. Our digital marketing gross profit as a percentage of revenue increased by one percentage point year over year, from 72% for the three months ended September 30, 2019 to 73% for the three months ended September 30, 2020.
Operating Expense

	Three Months Ended September 30,
	2019		2020		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Sales and marketing	$59,143	21%	$63,651	23%	$4,508	8%
Engineering and development	28,257	10%	28,425	10%	168	1%
General and administrative	30,309	11%	31,160	11%	851	3%
Transaction expenses	—	—%	461	—%	461	100%
Total	$117,709	42%	$123,697	44%	$5,988	5%
Sales and Marketing. Sales and marketing expense increased by $4.5 million, or 8%, from $59.1 million for the three months ended September 30, 2019 to $63.7 million for the three months ended September 30, 2020. Web presence segment sales and marketing expense increased by $2.6 million and digital marketing sales and marketing expense increased by $1.9 million.
Sales and marketing expense for our web presence segment increased by approximately $2.6 million, or 7%, from $37.1 million for the three months ended September 30, 2019 to $39.8 million for the three months ended September 30, 2020. This increase was primarily due to higher marketing program spend, partially offset by lower labor costs.
Sales and marketing expense for our digital marketing segment increased by $1.9 million, or 8%, from $22.0 million for the three months ended September 30, 2019 to $23.9 million for the three months ended September 30, 2020. This increase was primarily due to higher marketing program spend and higher labor costs, partially offset by lower marketing costs due to the sale of SinglePlatform.
Engineering and Development. Engineering and development expense increased by $0.2 million, or 1%, from $28.3 million for the three months ended September 30, 2019 to $28.4 million for the three months ended September 30, 2020. Digital marketing segment engineering and development increased by $2.3 million, partially offset by a decrease in engineering and development expense in our web presence segment of $2.1 million. The increase in engineering and development expense for digital marketing was due to higher product engineering expenses, partially offset by a decrease due to the sale of

SinglePlatform. The decrease in engineering and development expense for web presence was primarily related to lower labor costs.
General and Administrative. General and administrative expense increased by $0.9 million, or 3%, from $30.3 million for the three months ended September 30, 2019 to $31.2 million for the three months ended September 30, 2020. This increase was primarily due to an increase in stock-based compensation expense, partially offset by lower labor-related and facility-related costs. Our general and administrative expense primarily consists of consolidated corporate-wide shared functions, and the costs of these functions are allocated between our two segments primarily based on relative revenues.
General and administrative expense for our web presence segment remained relatively flat at approximately $20.5 million for the three months ended September 30, 2019 and approximately $20.5 million for the three months ended September 30, 2020, primarily due to higher stock based compensation expense, which was almost entirely offset by lower labor-related and facility-related costs. General and administrative expense for our digital marketing segment increased by $0.8 million, or 9%, from $9.8 million for the three months ended September 30, 2019 to $10.6 million for the three months ended September 30, 2020, primarily due to higher labor-related costs, higher legal costs, and higher stock-based compensation expense, partially offset by lower costs due to the sale of SinglePlatform.
Transaction Expenses. We recorded $0.5 million in transaction expenses relating to the acquisition of Retention Science in the three months ended September 30, 2020. No such expenses were recorded in the three months ended September 30, 2019.
Other Expense, Net

	Three Months Ended September 30,		Change
	2019	2020	Amount	%
	(dollars in thousands)
Other expense, net	$35,752	$29,806	$(5,946)	(17)%
Other expense, net decreased by $5.9 million, or 17%, from $35.8 million for the three months ended September 30, 2019 to $29.8 million for the three months ended September 30, 2020. The decrease was attributable to $5.9 million of decreased net interest expense, primarily due to lower average term loan balances and lower interest rates.
Income Tax (Benefit) Expense

	Three Months Ended September 30,		Change
	2019	2020	Amount	%
	(dollars in thousands)
Income tax (benefit) expense	$(4,839)	$1,587	$6,426	133%
For the three months ended September 30, 2019 and 2020, we recognized an income tax benefit of $4.8 million and expense of $1.6 million, respectively, in the consolidated statements of operations and comprehensive income (loss). The income tax expense for the three months ended September 30, 2020 was primarily attributable to a federal and state deferred tax expense of $1.0 million and a federal and state current income tax expense of $0.6 million. The income tax benefit for the three months ended September 30, 2019 was primarily attributable to a federal and state current income tax benefit of $3.3 million, a foreign current tax benefit of $1.1 million, and a federal and state deferred tax benefit of $0.5 million, partially offset by a foreign deferred tax expense of $0.1 million.
The increase in our income tax expense in the three months ended September 30, 2020 is primarily due to the vesting of restricted stock units and restricted stock awards. We recognize stock-based compensation expense based on the fair value of our restricted stock units and restricted stock awards at the grant date. A tax deduction is taken when the awards vest based on the value of the stock on the date of vesting. The tax effect of any decrease in the value of the awards between the grant date and the vest date is charged to tax expense.
Comparison of Nine Months Ended September 30, 2019 and 2020
Revenue

	Nine Months Ended September 30,		Change
	2019	2020	Amount	%
	(dollars in thousands)
Revenue	$836,080	$824,607	$(11,473)	(1)%

Revenue decreased by $11.5 million, or 1%, from $836.1 million for the nine months ended September 30, 2019 to $824.6 million for the nine months ended September 30, 2020. This decrease was attributable to a decrease of $12.1 million in revenue in our digital marketing segment, partially offset by an increase of $0.6 million in revenue in our web presence segment.
Web presence segment revenue increased by $0.6 million, or 0%, from $528.1 million for the nine months ended September 30, 2019 to $528.7 million for the nine months ended September 30, 2020. This increase was primarily the result of higher revenue in our strategic brands, partially offset by lower revenue in our non-strategic brands and by a $1.3 million reduction in non-subscription-based revenue, due primarily to a decrease in marketing development funds revenue.
Digital marketing segment revenue decreased by $12.1 million, or 4%, from $308.0 million for the nine months ended September 30, 2019 to $295.9 million for the nine months ended September 30, 2020. This decrease was primarily due to the sale of SinglePlatform, which contributed $20.6 million of revenue in the nine months ended September 30, 2019, partially offset by increased purchases from existing subscribers, an increase in revenue from our acquisition of Retention Science on August 7, 2020, and revenue from Ecomdash, which we acquired on September 13, 2019.
Our revenue is generated primarily from our products and services delivered on a subscription basis, which include web hosting, domains, website builders, SEM and other similar services. We also generate non-subscription-based revenue through domain monetization and marketing development funds. Non-subscription-based revenue decreased from $24.0 million, or 3% of total revenue, for the nine months ended September 30, 2019 to $22.4 million, or 3% of total revenue, for the nine months ended September 30, 2020, due primarily to a decrease in marketing development funds revenue.

Gross Profit

	Nine Months Ended September 30,
	2019		2020		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Gross profit	$451,884	54%	$478,616	58%	$26,732	6%
Gross profit increased by $26.7 million, or 6%, from $451.9 million for the nine months ended September 30, 2019 to $478.6 million for the nine months ended September 30, 2020. Web presence gross profit increased by $31.0 million, partially offset by a decrease in digital marketing gross profit of $4.3 million. Our gross profit as a percentage of revenue increased by four percentage points from 54% for the nine months ended September 30, 2019 to 58% for the nine months ended September 30, 2020.
Web presence segment gross profit increased by $31.0 million, or 13%, from $230.5 million for the nine months ended September 30, 2019 to $261.5 million for the nine months ended September 30, 2020. This increase was primarily due to a $30.4 million decline in cost of revenue, which was mostly due to a $17.9 million impairment charge for domain-related intangible assets which occurred in the nine months ended September 30, 2019, a $7.1 million reduction in amortization expense, other cost decreases, and a $0.6 million increase in revenue, as described above. Our web presence gross profit as a percentage of revenue increased by five percentage points year over year, from 44% for the nine months ended September 30, 2019 to 49% for the nine months ended September 30, 2020. This increase in gross profit percentage was primarily attributable to the reduction in cost of revenue, which decreased by a higher percentage than the decrease in revenue.
Digital marketing segment gross profit decreased by $4.3 million, or 2%, from $221.4 million for the nine months ended September 30, 2019 to $217.1 million for the nine months ended September 30, 2020. This decrease was primarily due to the decrease in digital marketing revenue discussed above, partially offset by a decrease in cost of revenue, which was due to various cost decreases, including lower amortization expense. Our digital marketing segment gross profit as a percentage of revenue increased by one percentage point year over year, from 72% for the nine months ended September 30, 2019 to 73% for the nine months ended September 30, 2020. This increase was primarily the result of the reduction in cost of revenue.
Operating Expense

	Nine Months Ended September 30,
	2019		2020		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Sales and marketing	$191,221	23%	$193,904	24%	$2,683	1%
Engineering and development	77,299	9%	79,958	10%	2,659	3%
General and administrative	92,826	11%	90,937	11%	(1,889)	(2)%
Gain on sale of intangible assets	—	—%	(2,365)	—%	(2,365)	100%
Transaction expenses	—	—%	461	—%	461	100%
Total	$361,346	43%	$362,895	44%	$1,549	—%
Sales and Marketing. Sales and marketing expense increased by $2.7 million, or 1%, from $191.2 million for the nine months ended September 30, 2019 to $193.9 million for the nine months ended September 30, 2020. This increase was due to higher sales and marketing expense in our web presence segment, partially offset by lower sales and marketing expense in our digital marketing segment, as further discussed below.
Sales and marketing expense for our web presence segment increased by $3.0 million, or 3%, from $115.4 million for the nine months ended September 30, 2019 to $118.4 million for the nine months ended September 30, 2020. This increase was primarily due to an increase in product marketing spend, partially offset by lower labor-related costs.
Sales and marketing expense for our digital marketing segment decreased by $0.3 million, or 0%, from $75.8 million for the nine months ended September 30, 2019 to $75.5 million for the nine months ended September 30, 2020. This decrease was primarily due to the sale of SinglePlatform, partially offset by higher product marketing spend and labor-related costs.
Engineering and Development. Engineering and development expense increased by $2.7 million, or 3%, from $77.3 million for the nine months ended September 30, 2019 to $80.0 million for the nine months ended September 30, 2020. Web presence segment engineering and development expense decreased by $0.8 million and digital marketing segment engineering and development expense increased by $3.5 million. The cost increase in our digital marketing segment engineering and development expense was primarily related to higher labor costs as we continue to invest in our engineering and development resources, partially offset by lower costs due to the sale of SinglePlatform and lower stock-based compensation expense. The cost decrease in our web presence segment engineering and development expense was primarily related to lower labor costs and lower stock-based compensation expense.
General and Administrative. General and administrative expense decreased by $1.9 million, or 2%, from $92.8 million for the nine months ended September 30, 2019 to $90.9 million for the nine months ended September 30, 2020. This decrease was primarily due to labor-related cost reductions. Our general and administrative expense consists primarily of consolidated corporate-wide shared functions, and the costs of these functions are allocated between our two segments primarily based on relative revenues.
General and administrative expense for our web presence segment decreased by $0.8 million, or 1%, from $61.3 million for the nine months ended September 30, 2019 to $60.5 million for the nine months ended September 30, 2020. General and administrative expense for our digital marketing segment decreased by approximately $1.1 million, or 4%, from $31.6 million for the nine months ended September 30, 2019 to $30.4 million for the nine months ended September 30, 2020.
Gain on Sale of Intangible Assets. We recorded a $2.4 million gain on the sale of certain intangible assets in the nine months ended September 30, 2020. No such sale took place in the nine months ended September 30, 2019.
Transaction Expenses. We recorded $0.5 million in transaction expenses relating to the acquisition of Retention Science in the nine months ended September 30, 2020. No such expenses were recorded in the nine months ended September 30, 2019.
Other Expense, Net

	Nine Months Ended September 30,		Change
	2019	2020	Amount	%
	(dollars in thousands)
Other expense, net	$109,398	$93,394	$(16,004)	(15)%
Other expense, net decreased by $16.0 million, or 15%, from $109.4 million for the nine months ended September 30, 2019 to $93.4 million for the nine months ended September 30, 2020. The decrease was attributable to $16.0 million of decreased net interest expense, primarily due to lower average term loan balances and lower interest rates.
Income Tax Expense

	Nine Months Ended September 30,		Change
	2019	2020	Amount	%
	(dollars in thousands)
Income tax expense	$3,040	$13,299	$10,259	337%
For the nine months ended September 30, 2019 and 2020, we recognized a tax expense of $3.0 million and $13.3 million, respectively, in the consolidated statements of operations and comprehensive income (loss). The income tax expense for the nine months ended September 30, 2020 was attributable to a federal and state deferred tax expense of $6.6 million, a federal and state current income tax expense of $4.2 million, and a foreign current tax expense of $2.7 million, partially offset by a foreign deferred tax benefit of $0.2 million. The income tax expense for the nine months ended September 30, 2019 was primarily attributable to a federal and state deferred tax expense of $2.0 million, a federal and state current income tax expense of $0.6 million, and a foreign current tax expense of $0.5 million, partially offset by a foreign deferred tax benefit of $0.1 million.
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
First Lien Term Loan Facility. We entered into our current first lien term loan facility, which we refer to as the "Term Loan," on June 20, 2018. The Term Loan was issued at par with an original balance of $1,580.3 million and has a maturity date of February 9, 2023. The Term Loan automatically bears interest at an alternate base rate unless we give notice to opt for the LIBOR-based interest rate. The LIBOR-based interest rate for the Term Loan is 3.75% per annum plus the greater of an adjusted LIBOR and 1.00%. The alternate base rate for the Term Loan is 2.75% per annum plus the greatest of the prime rate, the federal funds effective rate plus 0.50%, an adjusted LIBOR for a one-month interest period plus 1.00%, and 2.00%. The Term Loan requires quarterly mandatory repayments of principal. During the nine months ended September 30, 2020, we made three mandatory repayments of $7.9 million each, for a total repayment of $23.7 million.
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
Senior Notes. Our wholly owned subsidiary, EIG Investors Corp., issued $350.0 million aggregate principal amount of senior notes, which we refer to as the "Senior Notes," on February 9, 2016. The Senior Notes were issued at a price of 98.065% of par and have a maturity date of February 1, 2024. The Senior Notes bear interest at the rate of 10.875% per annum. We have the right to redeem all or part of the Senior Notes at any time for a premium which is based on the applicable redemption date. On January 30, 2017, we completed a registered exchange offer for the Senior Notes, as required under the registration rights agreement we entered into with the initial purchasers of the Senior Notes. All of the $350.0 million aggregate principal amount of the Senior Notes was validly tendered for exchange as part of this exchange offer. The registration rights agreement also obligated us to use reasonable efforts to cause to become effective a registration statement providing for the registration of certain secondary transactions in the Senior Notes by Goldman, Sachs & Co. and its affiliates. The Senior Notes have been fully and unconditionally guaranteed, on a senior unsecured basis, by us and our subsidiaries that guarantee the Senior Credit

Facilities. During nine months ended September 30, 2020, we redeemed a total of $12.2 million of the Senior Notes in voluntary, privately negotiated transactions. The redemptions were made at an average price of 96.5%, for an immaterial net loss on redemption of $0.1 million after recording a charge of $0.5 million (included in interest expense) to write off original issue discounts and deferred financing costs relating to the redemptions.
As of September 30, 2020, we had cash and cash equivalents totaling $167.3 million and negative working capital of $243.4 million, which included the $31.6 million current portion of the Term Loan. There was no balance outstanding on the Revolver as of September 30, 2020. In addition, we had approximately $1,643.4 million of long-term indebtedness, including deferred financing costs, outstanding under the Term Loan and the Senior Notes. We also had $493.9 million of short-term and long-term deferred revenue, which is not expected to be payable in cash.
COVID-19 and CARES Act Impacts
We are tracking our liquidity and capital resources closely in light of the COVID-19 pandemic, and at this time, we believe we have adequate liquidity resources available to manage COVID-19 impacts and to continue our progress against our operating plan. We expect to see tax-related liquidity benefits from the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, emergency economic stimulus legislation enacted on March 27, 2020. The CARES Act contains numerous tax-related changes, including provisions that we anticipate will allow us to defer our 2020 cash tax payments; defer the employer portion of our 2020 FICA taxes to 2021 and 2022; fully deduct our interest expense for 2019; accelerate a refund of our available alternative minimum tax (AMT) credits; and increase our permitted level of 2019 federal net operating loss (NOL) carry-forwards from approximately $26.9 million to $77.0 million. Please see the risk factors disclosed in Part II, Item 1A of this Quarterly Report on Form 10-Q for further discussion of the potential impact of COVID-19 on our business.
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
We were in compliance with all covenants under the Senior Credit Facilities and the Senior Notes at September 30, 2020.

Secured Net Leverage Ratio
The Senior Credit Facilities require that we comply with a financial covenant not to exceed a maximum ratio of consolidated senior secured net indebtedness on the date of determination to an adjusted consolidated EBITDA measure, which we refer to as "Bank Adjusted EBITDA," for the most recently completed four quarters (which we refer to as trailing twelve months, or "TTM"). This net leverage ratio is tested as of the last day of each fiscal quarter and may not exceed 6.00 to 1.00. As of September 30, 2020, we were in compliance with this covenant. Bank Adjusted EBITDA is defined in the credit agreement that governs our Senior Credit Facilities, and is different from the Adjusted EBITDA metric discussed above in the Key Metrics section.
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

As of September 30, 2020, our secured net leverage ratio on a TTM basis was 3.61 to 1.00 and was calculated as follows:

	For the three months ended,
	December 31, 2019	March 31, 2020	June 30, 2020	September 30, 2020	TTM
	(in thousands, except ratios)
Net income (loss)	$9,553	$(2,244)	$4,598	$6,674	$18,581
Interest expense	34,368	32,734	31,186	29,959	128,247
Income tax expense	14,839	669	11,043	1,587	28,138
Depreciation	11,566	12,696	12,746	12,824	49,832
Amortization of other intangible assets	21,046	17,311	17,282	17,813	73,452
Stock-based compensation	8,179	9,836	9,595	9,547	37,157
Integration and restructuring costs	(13)	1,682	34	33	1,736
Transaction expenses and charges	—	—	—	461	461
Loss of unconsolidated entities	—	—	—	—	—
Impairment of long-lived assets and goodwill	19,648	—	—	—	19,648
Gain on assets, not ordinary course	(40,700)	—	(2,365)	—	(43,065)
Legal advisory and related expenses	(3,962)	9	41	(182)	(4,094)
Billed revenue to GAAP revenue adjustment	(4,065)	13,073	7,446	7,043	23,497
Adjustment for domain registration cost on a cash basis	1,163	(2,527)	(2,200)	(1,126)	(4,690)
Currency translation	18	185	189	254	646
Adjustment for acquisitions on a proforma basis	(143)	(303)	(303)	(120)	(869)
Adjustment for dispositions on a proforma basis	(326)	—	—	—	(326)
Bank Adjusted EBITDA	$71,171	$83,121	$89,292	$84,767	$328,351
Current portion of notes payable					31,606
Current portion of financed equipment					2,447
Notes payable - long term					1,623,171
Financed equipment - long term					202
Original issue discounts and deferred financing costs					33,311
Less:
Unsecured notes					(337,770)
Cash					(167,315)
Certain permitted restricted cash					—
Net senior secured indebtedness					$1,185,652
Net leverage ratio					3.61
Maximum net leverage ratio					6.00

Cash and Cash Equivalents
As of September 30, 2020, our cash and cash equivalents were primarily held for working capital purposes and for required principal and interest payments under our indebtedness. A majority of our cash and cash equivalents was held in operating accounts. Our cash and cash equivalents increased by approximately $56.1 million during the nine months ended September 30, 2020, from $111.3 million at December 31, 2019 to $167.3 million at September 30, 2020. Of the $167.3 million cash and cash equivalents we had at September 30, 2020, $37.9 million was held in foreign countries, and due to tax and accounting reasons, we do not plan to repatriate this cash in the near future. We used cash on hand at December 31, 2019 and cash flows from operations to purchase Retention Science in August 2020, to purchase property and equipment and to make our debt payments on our Term Loan, as described under "Financing Activities" below. Our future capital requirements will depend on many factors including, but not limited to our growth rate, our level of sales and marketing activities, the development and introduction of new and enhanced products and services, market acceptance of our solutions, potential settlements of legal proceedings, acquisitions, the impact of the COVID-19 pandemic on the economy and our business, and our gross profits and operating expenses. We believe that our current cash and cash equivalents and operating cash flows will be sufficient to meet our anticipated working capital and capital expenditure requirements, as well as our required principal and interest payments under our indebtedness, for at least the next 12 months.
The following table shows our purchases of property and equipment, principal payments on financed equipment obligations, depreciation, amortization and cash flows from operating activities, investing activities and financing activities for the stated periods:

	Nine Months Ended September 30,
	2019	2020
	(in thousands)
Purchases of property and equipment	$(26,796)	$(30,273)
Principal payments on financed equipment	(6,332)	(4,723)
Depreciation	33,385	38,266
Amortization	72,947	62,174
Impairment of long-lived assets	17,892	—
Cash flows provided by operating activities	115,680	157,232
Cash flows used in investing activities	(35,670)	(44,566)
Cash flows used in financing activities	(83,806)	(56,097)
Capital Expenditures
Our capital expenditures on the purchase of property and equipment for the nine months ended September 30, 2019 and 2020 were $26.8 million and $30.3 million, respectively. This increase was primarily due to investments in software, construction in process, and data center equipment. The remaining balance payable on the equipment financing was $2.6 million as of September 30, 2020.
Depreciation
Our depreciation expense for the nine months ended September 30, 2019 and 2020 increased by $4.9 million from $33.4 million to $38.3 million, respectively. This increase was primarily due to additional investments in plant, property and equipment, particularly software, and computers and office equipment.
Amortization
Our amortization expense, which includes amortization of other intangible assets, amortization of original issue discounts, amortization of deferred financing costs, and amortization of net present value of deferred consideration, decreased by approximately $10.8 million from $72.9 million for the nine months ended September 30, 2019 to $62.2 million for the nine months ended September 30, 2020. Of this decrease in amortization expense, $11.7 million related to lower amortization expense of intangible assets relating to businesses and assets acquired. This decrease was partially offset by an increase of $0.4 million relating to increased amortization of deferred financing costs, an increase of $0.3 million relating to amortization of original issue discounts related to our Senior Credit Facilities, and an increase of $0.2 million relating to amortization of net present value of deferred consideration.
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
Net cash provided by operating activities increased from $115.7 million for the nine months ended September 30, 2019 to $157.2 million for the nine months ended September 30, 2020. This increase was primarily the result of higher billings; lower interest payments due to lower debt balances and lower interest rates; the timing of vendor payments; and a $5.8 million payment in 2019 to settle a securities class action lawsuit. These increases in net cash provided by operating activities were partially offset by higher payments for taxes during 2020; and higher payments for certain expenses, including prepaid domain registry fees and prepaid commissions.
Investing Activities
Cash flows used in investing activities consist primarily of the purchase of property and equipment, acquisition consideration payments, proceeds from the sale of business and sale of intangible assets, and changes in restricted cash balances.
During the nine months ended September 30, 2019 and 2020, net cash used in investing activities was $35.7 million and $44.6 million, respectively, which was used to purchase property and equipment and to acquire Retention Science. Included in the net cash used in investing activities in the nine months ended September 30, 2020 was $2.7 million of proceeds from the sale of intangible assets.
Financing Activities
Cash flows used in financing activities consist primarily of the net change in our overall indebtedness, payment of associated financing costs, payment of deferred consideration for our acquisitions and the issuance or repurchase of equity.
During the nine months ended September 30, 2020, cash flows used in financing activities was $56.1 million. We paid $14.4 million for the repurchase of shares of our common stock under our share repurchase program. We paid $23.7 million of mandatory principal payments related to our Term Loan and $11.8 million for privately negotiated redemptions of our Senior Notes. We also made $4.7 million of principal payments related to financed equipment obligations and $1.5 million of deferred financing consideration payments relating to our acquisition of a controlling interest in AppMachine B.V. in 2016, or the AppMachine Acquisition.
During the nine months ended September 30, 2019, cash flows used in financing activities was $83.8 million. We paid $75.0 million of principal payments related to our Term Loan. Included in the $75.0 million were mandatory repayments of $23.7 million and voluntary prepayments of $51.3 million. We also made $6.3 million of principal payments related to financed equipment obligations and $2.5 million of deferred financing consideration payments relating to the AppMachine Acquisition.
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
The following table reflects the reconciliation of cash flows from operations to free cash flow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2020	2019	2020
	(in thousands)
Cash flows from operations	$40,951	$54,569	$115,680	$157,232
Less:
Capital expenditures and financed equipment obligations(1)	(13,103)	(12,013)	(33,128)	(34,996)
Free cash flow	$27,848	$42,556	$82,552	$122,236
(1) Capital expenditures during the three and nine months ended September 30, 2019 includes $2.5 million and $6.3 million, respectively, of principal payments under a three-year agreement for equipment financing. Capital expenditures during the three and nine months ended September 30, 2020 includes $1.7 million and $4.7 million, respectively, of principal payments under a three-year agreement for equipment financing. The remaining balance on the equipment financing is $2.6 million as of September 30, 2020.

FCF increased by approximately $14.7 million, from $27.8 million for the three months ended September 30, 2019 to $42.6 million for the three months ended September 30, 2020. FCF was favorably impacted mainly due to the following factors: a $6.5 million increase in our deferred revenue balance due to higher billings; a decrease in other expenses, including a $7.4 million decrease in interest payments due to lower debt balances and lower interest rates; and the timing of certain payments. These factors were partially offset by higher payments for taxes and higher payments for certain prepaid expenses, including prepaid deferred domain registry fees and prepaid commissions.
FCF increased by approximately $39.7 million, from $82.6 million for the nine months ended September 30, 2019 to $122.2 million for the nine months ended September 30, 2020. FCF was favorably impacted by higher billings; lower interest payments due to lower debt balances and lower interest rates, and the timing of certain payments. In addition, we paid $5.8 million in the nine months ended September 30, 2019 to settle a securities class action lawsuit. These increases in FCF were partially offset by higher payments for taxes; higher purchases of property and equipment; and higher payments for certain expenses, including prepaid domain registry fees and prepaid commissions during the nine months ended September 30, 2020.
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

Contractual Obligations and Commitments
There have been no significant changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K filed with the SEC on February 14, 2020, except as it relates to our long-term debt obligations and lease obligations. The following table summarizes these debt- and lease-related contractual obligations as of September 30, 2020:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt and lease obligations:
Principal payments on term loan facility and notes	$1,688,088	$31,606	$1,318,712	$337,770	$—
Principal payments on lease obligations	109,618	23,427	41,794	44,397	—
Total principal payments relating to our long-term debt and lease obligations	$1,797,706	$55,033	$1,360,506	$382,167	$—

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
Interest Rate Sensitivity
We had cash and cash equivalents of $167.3 million at September 30, 2020, the majority of which was held in operating accounts for working capital purposes and other general corporate purposes, which includes payment of principal and interest under our indebtedness. As of September 30, 2020, we had approximately $1,350.3 million outstanding under our Term Loan, $337.8 million outstanding under the Senior Notes and $0.0 million outstanding under the Revolver.
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
Based on our aggregate indebtedness outstanding under our Term Loan of $1,350.3 million as of September 30, 2020, a 100 basis point increase in the current LIBOR rate would result in a $14.1 million increase in our aggregate interest payments over a 12-month period, and a 100 basis point decrease in the current LIBOR rate would not result in a decrease in our interest payments.
We have entered into two interest rate caps as part of our risk management strategy. The three-year interest rate cap we entered into in December 2015 limited our exposure beginning on February 29, 2016 to interest rate increases over 2.00% on $500.0 million of our Term Loan. The December 2015 interest rate cap matured in February 2019. The three-year interest rate cap we entered into in June 2018 limits our exposure beginning on August 28, 2018 to interest rate increases over 3.00% on $800.0 million of our Term Loan. The LIBOR interest rate as of September 30, 2020 was approximately 0.23%, which is below the 1.00% interest rate floor on our Term Loan, and also below the 3.00% interest rate protection from our interest rate cap.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

As of September 30, 2020, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation of our disclosure controls and procedures as of September 30, 2020, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the nine months ended September 30, 2020, there has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. Risk Factors
There were no material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, or the 2019 Form 10-K, filed with the SEC on February 14, 2020, as updated and modified by the risk factors disclosed in Part 1, Item 1A of our Quarterly Report on Form 10-Q for the three months ended March 31, 2020, or the First Quarter 10-Q, filed with the SEC on May 6, 2020, and our Quarterly Report on Form 10-Q for the three months ended June 30, 2020, or the Second Quarter 10-Q, filed with the SEC on August 6, 2020, except as set forth below.
Due to the extensive impact of the COVID-19 pandemic, many of the risks disclosed in the risk factors included in the 2019 Form 10-K, the First Quarter 10-Q and the Second Quarter 10-Q may now be more likely to occur or have occurred, as described in the new COVID-19 risk factor below. You should read the risk factors below together with the risk factors included in the 2019 Form 10-K, the First Quarter 10-Q and Second Quarter 10-Q.
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
Risks Related to the Merger
Our proposed Merger may be delayed or not occur at all for a variety of reasons, including the possibility that the Merger Agreement is terminated prior to the completion of the Merger.
On November 1, 2020, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Razorback Technology Intermediate Holdings, Inc., a Delaware corporation, or the Parent, and Razorback Technology, Inc., a Delaware corporation and a wholly owned subsidiary of the Parent, or the Merger Sub. The Parent and the Merger Sub are owned by funds managed by affiliates of Clearlake Capital Group, L.P. The Merger Agreement provides for the merger of the Merger Sub with and into us, which we refer to herein as the Merger, with us surviving the Merger as a wholly owned subsidiary of the Parent. Completion of the Merger is subject to customary closing conditions, including (i) approval of the Merger Agreement by our stockholders, (ii) the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) the absence of governmental injunctions or other legal restraints prohibiting the Merger and (iv) the absence of a “Material Adverse Effect,” as defined in the Merger Agreement. In addition, the obligation of each party to consummate the Merger is conditioned upon, among other things, the accuracy of the representations and warranties of the other party (subject to certain materiality exceptions), and material compliance by the other party with its covenants under the Merger Agreement. Therefore, the Merger may not be completed or may not be completed as quickly as expected.
Failure to complete the Merger could adversely affect our business and the market price of our common stock in a number of ways, including:

•the market price of our common stock may decline to the extent that the current market price reflects an assumption that the Merger will be consummated;
•if the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement, we would be required to pay the Parent a termination fee of $37,393,000 (including under specified circumstances in connection with our entry into an agreement with respect to a superior proposal);
•we have incurred, and will continue to incur, significant expenses for professional services in connection with the Merger for which we will have received little or no benefit if the Merger is not consummated; and
•a failed Merger may result in negative publicity and/or give a negative impression of us in the investment community or business community generally.
The Merger could divert management’s attention, disrupt our relationships with third parties and employees and result in negative publicity or legal proceedings, any of which could negatively impact our operating results and ongoing business.

We have expended, and continue to expend, significant management time and resources in an effort to complete the Merger, which may have a negative impact on our ongoing business. Uncertainty regarding the outcome of the Merger and our future could disrupt our business relationships with our existing and potential customers, suppliers, vendors, landlords and other business partners, who may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than us. Uncertainty regarding the outcome of the Merger could also adversely affect our ability to recruit and retain key personnel and other employees. The pendency of the Merger may also result in negative publicity and a negative impression of us in the financial markets, and it may result in litigation against us and our directors and officers. Such litigation would likely be distracting to management and may require us to incur significant costs. In addition, litigation could result in the Merger being delayed and/or enjoined by a court of competent jurisdiction, which could prevent the Merger from becoming effective or becoming effective on the expected timeframe. The occurrence of any of these events individually or in combination could have a material and adverse effect on our business, financial condition and results of operations.
While the Merger Agreement is in effect, we are subject to restrictions on our business activities.
While the Merger Agreement is in effect, we are subject to restrictions on our business activities and must generally operate our business in the ordinary course, subject to certain exceptions. These restrictions could prevent us from pursuing attractive business opportunities that may arise prior to the consummation of the Merger. Although we may be able to pursue such activities with the Parent’s consent, the Parent may not be willing to provide its consent for us to do so.
If the Merger occurs, our stockholders will not be able to participate in any upside to our business.
If the Merger is consummated, our stockholders will receive $9.50 in cash per share, without interest and subject to applicable tax withholding, of our common stock owned by them, and will not receive any shares of the Parent’s common stock. As a result, if our business following the Merger performs well, our current stockholders will not receive any additional consideration and will therefore not receive any benefit from any such future performance of our business.
Litigation could delay and/or prevent the Merger from becoming effective or from becoming effective within the expected timeframe.
We may be subject to litigation challenging the Merger. One of the conditions to the completion of the Merger is that no injunction by any governmental entity of competent jurisdiction, such as a court, will be in effect that prohibits or makes illegal the consummation of the Merger. As such, if any future plaintiffs are successful in obtaining an injunction prohibiting the consummation of the Merger, then such injunction may prevent the Merger from becoming effective or from becoming effective within the expected timeframe, either of which could substantially harm our business.

ITEM 5. OTHER INFORMATION
Disclosures of Iranian Activities under Section 13(r) of the Exchange Act
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) to the Exchange Act, we are required to disclose in our annual or quarterly reports, as applicable, whether we or any of our affiliates knowingly engaged in certain activities, transactions or dealings relating to weapons of mass destruction proliferators and their supporters. Disclosure is generally required even where the activities, transactions or dealings were conducted in compliance with applicable law.
On October 16, 2020, our subsidiaries MyDomain, LLC (“MyDomain”) and HostGator.com LLC (“HostGator”) suspended the domain KATRANGI.COM (“Domain Name”) and an associated web hosting account, which they determined were potentially linked to Electronics Katrangi Trading (“Katrangi”), an entity designated by the Office of Foreign Assets Control as a Specially Designated National (“SDN”) pursuant to 31 C.F.R. Part 544. During the quarter ended September 30, 2020, HostGator collected a total of USD $89.85 related to the account and MyDomain did not collect any fees. Neither the Domain Name nor the subscriber details for the MyDomain and HostGator accounts match the information on the SDN list. However, MyDomain and HostGator promptly suspended the Domain Name and the associated website and accounts upon discovering them on the Company’s platform. MyDomain and HostGator reported the Domain Name and the associated website to OFAC as property potentially associated with Katrangi subject to blocking pursuant to 31 C.F.R. Part 544.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number
2.1*	Agreement and Plan of Merger, dated October 30, 2015, by and among Constant Contact, Inc., the Registrant, and Paintbrush Acquisition Corporation	8-K	001-36131	November 2, 2015	2.1
2.2*	Asset Purchase Agreement dated September 6, 2019 by and among LTD Software LLC, Endurance Commerce, LLC, Endurance International Group Holdings, LLC, and the Signing Members, as defined therein	8-K	001-36131	September 16, 2019	2.1
2.3*	Asset Purchase Agreement dated December 5, 2019 by and among Constant Contact, Inc., Endurance International Group Holdings, Inc. and TripAdvisor, LLC	8-K	001-36131	December 5, 2019	2.1
2.4*	Agreement and Plan of Merger, dated as of November 1, 2020, by and among Razorback Technology Intermediate Holdings, Inc., Razorback Technology, Inc. and Endurance International Group Holdings, Inc.	8-K	001-36131	November 2, 2020	2.1
3.1	Restated Certificate of Incorporation of the Registrant	S-1/A	333-191061	October 23, 2013	3.3
3.2	Amended and Restated By-Laws of the Registrant	8-K	001-36131	January 30, 2017	3.1
4.1	Specimen certificate evidencing shares of common stock of the Registrant	S-1/A	333-191061	October 8, 2013	4.1
4.2	Second Amended and Restated Registration Rights Agreement, dated as of October 24, 2013, by and among the Registrant and the other parties thereto	10-Q	001-36131	November 7, 2014	4.2
4.3	Stockholders Agreement, dated as of October 24, 2013, by and among the Registrant and certain holders of the Registrant’s common stock	10-Q	001-36131	November 7, 2014	4.3
4.4	Indenture (including form of Note), dated as of February 9, 2016, among EIG Investors Corp., the Registrant, the Endurance Guarantors party thereto and Wilmington Trust, National Association, as trustee	8-K	001-36131	February 10, 2016	4.1
4.5	Exchange and Registration Rights Agreement, dated as of February 9, 2016, among EIG Investors Corp., the Registrant, the Endurance Guarantors party thereto, Goldman, Sachs & Co., Credit Suisse Securities (USA) LLC and Jefferies LLC	10-Q	001-36131	May 9, 2016	4.6
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
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

ENDURANCE INTERNATIONAL GROUP HOLDINGS, INC.

Date: November 9, 2020	By:	/s/ Marc Montagner
Marc Montagner
Chief Financial Officer (Principal Financial Officer)